Form 10-K
period 1993-12-31
EXXON CORP
filed 1994-03-11
CIK 34088

                                      1993
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1993
                                       OR
    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from         to
                         Commission File Number 1-2256
                                EXXON CORPORATION
             (Exact name of registrant as specified in its charter)

               NEW JERSEY                              13-5409005
    (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

           225 E. JOHN W. CARPENTER FREEWAY, IRVING, TEXAS 75062-2298
              (Address of principal executive offices) (Zip Code)
                                 (214) 444-1000
              (Registrant's telephone number, including area code)
                               ----------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                     ON WHICH REGISTERED
                 -------------------                   -----------------------
COMMON STOCK, WITHOUT PAR VALUE (1,242,135,165 SHARES
 OUTSTANDING AT FEBRUARY 28, 1994)                     NEW YORK STOCK EXCHANGE
REGISTERED SECURITIES GUARANTEED BY REGISTRANT:
 SEARIVER MARITIME, INC.
  TWENTY-FIVE YEAR DEBT SECURITIES DUE OCTOBER 1, 2011 NEW YORK STOCK EXCHANGE
 EXXON CAPITAL CORPORATION
  FIVE YEAR 8 1/4% NOTES DUE OCTOBER 15, 1994          NEW YORK STOCK EXCHANGE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

  The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 1994, based on the closing price on that date of $64 7/8 on the New York Stock Exchange composite tape, was in excess of $80 billion.

  DOCUMENTS INCORPORATED BY REFERENCE:
                1993 ANNUAL REPORT TO SHAREHOLDERS (PARTS I, II AND IV)
                PROXY STATEMENT DATED MARCH 4, 1994 (PART III)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I
ITEM 1. BUSINESS.

  Exxon Corporation was incorporated in the State of New Jersey in 1882. Divisions and affiliated companies of Exxon operate in the United States and more than 80 other countries. Their principal business is energy, involving exploration for, and production of, crude oil and natural gas, manufacturing of petroleum products and transportation and sale of crude oil, natural gas and petroleum products. Exxon Chemical Company, a division of Exxon, is a major manufacturer and marketer of petrochemicals. Exxon is engaged in exploration for, and mining and sale of, coal and other minerals. Exxon also has an interest in electric power generation in Hong Kong. Affiliates of Exxon conduct extensive research programs in support of these businesses.

  The terms corporation, company, Exxon, our, we and its, as used in this report, sometimes refer not only to Exxon Corporation or to one of its divisions but collectively to all of the companies affiliated with Exxon Corporation or to any one or more of them. The shorter terms are used merely for convenience and simplicity.

  The oil industry is highly competitive. There is competition within the industry and also with other industries in supplying the energy and fuel needs of commerce, industry and individuals. The corporation competes with other firms in the sale or purchase of various goods or services in many national and international markets and employs all methods of competition which are lawful and appropriate for such purposes.

  Exxon Chemical is organized into three business groups, each managed as a worldwide business with its own manufacturing, marketing and technology activities. It is a major producer of basic petrochemicals, including olefins and aromatics, and a leading supplier of specialty rubbers and of additives for fuels and lubricants. The products manufactured include polyethylene and polypropylene plastics, plasticizers, specialty resins, specialty and commodity solvents, fertilizers and performance chemicals for oil field operations.

  The operations and earnings of the corporation and its affiliates throughout the world have been, and may in the future be, affected from time to time in varying degree by political developments and laws and regulations, such as forced divestiture of assets; restrictions on production, imports and exports; price controls; tax increases and retroactive tax claims; expropriations of property; cancellation of contract rights and environmental regulations. Both the likelihood of such occurrences and their overall effect upon the corporation vary greatly from country to country and are not predictable.

  In 1993, the corporation spent $1,873 million (of which $641 million were capital expenditures) on environmental conservation projects and expenses worldwide, mostly dealing with air and water conservation. Total expenditures for such activities are expected to be about $2.0 billion in 1994 and 1995 (with capital expenditures in each year representing about 35 percent of the total).

  Operating data and industry segment information for the corporation are contained on pages F3, F20 and F27 of the accompanying financial section of the 1993 Annual Report to shareholders. Information on oil and gas reserves is contained on pages F24 and F25 of the accompanying financial section of the 1993 Annual Report to shareholders.*

ITEM 2. PROPERTIES.

  Part of the information in response to this item and to the Securities Exchange Act Industry Guide 2 is contained in the accompanying financial section of the 1993 Annual Report to shareholders in Note 8, which note appears on page F13, and on pages F3, and F22 through F27.*
- --------
  *Only the data appearing on pages F1 and F3 through F27 of the accompanying financial section of the 1993 Annual Report to shareholders, incorporated in this report as Exhibit 13, are deemed to be filed as part of this Annual Report on Form 10-K as indicated under Items 1, 2, 3, 5, 6, 7 and 8 and on page 14.

  Information with regard to oil and gas producing activities follows:

1. NET RESERVES OF CRUDE OIL AND NATURAL GAS LIQUIDS (MILLIONS OF BARRELS) AND NATURAL GAS (BILLIONS OF CUBIC FEET) AT YEAR-END 1993

  Estimated proved reserves are shown on pages F24 and F25 of the accompanying financial section of the 1993 Annual Report to shareholders. No major discovery or other favorable or adverse event has occurred since December 31, 1993 that would cause a significant change in the estimated proved reserves as of that date. The oil sands reserves shown separately for Canada represent synthetic crude oil expected to be recovered from Imperial Oil Limited's 25 percent interest in the net reserves set aside for the Syncrude project, as presently defined by government permit. For information on the standardized measure of discounted future net cash flows relating to proved oil and gas reserves, see page F26 of the accompanying financial section of the 1993 Annual Report to shareholders.

2. ESTIMATES OF TOTAL NET PROVED OIL AND GAS RESERVES FILED WITH OTHER FEDERAL AGENCIES

  During 1993, the company filed proved reserve estimates with the U.S. Department of Energy on Forms EIA-23 and EIA-28. The information is consistent with the 1992 Annual Report to shareholders with the exception of EIA-23 which covered total oil and gas reserves from Exxon-operated properties in the U.S. and does not include gas plant liquids.

3. AVERAGE SALES PRICES AND PRODUCTION COSTS PER UNIT OF PRODUCTION

  Incorporated by reference to page F22 of the accompanying financial section of the 1993 Annual Report to shareholders. Average sales prices have been calculated by using sales quantities from our own production as the divisor. Average production costs have been computed by using net production quantities for the divisor. The volumes of crude oil and natural gas liquids (NGL) production used for this computation are shown in the reserves table on page F24 of the accompanying financial section of the 1993 Annual Report to shareholders. The net production volumes of natural gas available for sale by the producing function used in this calculation are shown on page F27 of the accompanying financial section of the 1993 Annual Report to shareholders. The volumes of natural gas were converted to oil equivalent barrels based on a conversion factor of six thousand cubic feet per barrel.

4. GROSS AND NET PRODUCTIVE WELLS

                                                            YEAR-END 1993
                                                      --------------------------
                                                           OIL          GAS
                                                      ------------- ------------
                                                      GROSS   NET   GROSS   NET
                                                      ------ ------ ------ -----
   United States..................................... 22,777  6,906  3,237 1,705
   Canada............................................  7,249  4,001  5,347 2,876
   Europe............................................  2,012    624    998   307
   Australia and Far East............................  1,076    597    421   110
   Other.............................................    723    107     11     6
                                                      ------ ------ ------ -----
    Total............................................ 33,837 12,235 10,014 5,004
                                                      ====== ====== ====== =====

5. GROSS AND NET DEVELOPED ACREAGE

                                                                   YEAR-END 1993
                                                                   -------------
                                                                   GROSS   NET
                                                                   ------ ------
                                                                   (THOUSANDS OF
                                                                      ACRES)
   United States..................................................  5,948  4,152
   Canada.........................................................  4,802  2,143
   Europe......................................................... 12,695  3,926
   Australia and Far East.........................................  5,886  3,008
   Other..........................................................  7,510  1,296
                                                                   ------ ------
    Total......................................................... 36,841 14,525
                                                                   ====== ======

  Note: Separate acreage data for oil and gas are not maintained because, in many instances, both are produced from the same acreage.

6. GROSS AND NET UNDEVELOPED ACREAGE

                                                                  YEAR-END 1993
                                                                  --------------
                                                                   GROSS   NET
                                                                  ------- ------
                                                                  (THOUSANDS OF
                                                                      ACRES)
   United States.................................................   5,182  3,665
   Canada........................................................   4,695  2,530
   Europe........................................................  20,458  7,788
   Australia and Far East........................................  54,520 21,774
   Other.........................................................  53,811 21,336
                                                                  ------- ------
    Total........................................................ 138,666 57,093
                                                                  ======= ======

7. SUMMARY OF ACREAGE TERMS IN KEY AREAS

  United States

  Oil and gas exploration leases are acquired for varying periods of time, ranging from one to ten years. Production leases normally remain in effect until production ceases.

  Canada

  Exploration permits are granted for varying periods of time with renewals possible. Production leases are held as long as there is production on the lease.

  Cold Lake oil sands leases were taken for an initial 21-year term in 1968-69 and renewed for a second 21-year term in 1989-1990. Athabasca oil sands leases were taken for an initial 21-year term in 1958-1961 and renewed for a second 21-year term in 1979-1982.

  United Kingdom

  Licenses issued prior to 1977 were for an initial period of six years with an option to extend the license for a further 40 years on no more than half of the license area. Licenses issued between 1977 and 1979 were for an initial period of four years, after which one-third of the acreage was required to be relinquished, followed by a second period of three years, after which an additional one-third of the acreage was required to be relinquished, with an option to extend the license for a further 30 years on the remaining one-third of the acreage. Subsequent licenses are for an initial period of six or seven years with an option to extend for a total license period of 24 to 36 years on no more than half the license area.

  Netherlands

  Onshore: Exploration drilling permits are issued for a period of two to five years. Production concessions are granted after discoveries have been made, under conditions which are negotiated with the government. Normally, they are field-life concessions covering an area defined by hydrocarbon occurrences.

  Offshore: Prospecting licenses issued prior to March 1976 were for a 15-year period, with relinquishment of about 50 percent of the original area required at the end of ten years. Subsequent licenses are for ten years with relinquishment of about 50 percent of the original area required after six years. For commercial discoveries within a prospecting license, a production license is issued for a 40-year period.

  Norway

  Licenses issued prior to 1972 were for a total period of 46 years, with relinquishment of at least one-fourth of the original area required at the end of the sixth year and another one-fourth at the end of the ninth year. Subsequent licenses are for a total period of 36 years, with relinquishment of at least one-half of the original area required at the end of the sixth year.

  France

  Exploration permits are granted for periods of three to five years, renewable up to two times accompanied by substantial acreage relinquishments: 50 percent of the acreage at first renewal; 25 percent of the remaining acreage at second renewal. Upon discovery of commercial hydrocarbons, a production concession is granted for up to 50 years, renewable in periods of 25 years each.

  Australia

  Onshore: Acreage terms are fixed by the individual state and territory governments. These terms and conditions vary significantly between the states and territories. Production licenses are generally granted for an initial term of 21 years, with subsequent renewals, each for 21 years, for the full area.

  Offshore: Exploration permits are granted for six years with possible renewals of five-year periods to a total of 26 years. A 50 percent relinquishment of remaining area is mandatory at the end of each renewal period. Production licenses are for 21 years, with renewals of 21 years for the life of the field.

  Malaysia

  Exploration and production activities are governed by production sharing contracts negotiated with the national oil company. These contracts have an overall term of 20 years with possible extensions to the exploration or development periods. The exploration period is three years with the possibility of a two-year extension, after which time areas with no commercial discoveries must be relinquished. The development period is two years from commercial discovery, with an option to extend the period for an additional two years and possibly longer under special circumstances. Areas from which commercial production has not started by the end of the development period must be relinquished. The total production period is 15 years from first commercial lifting, not to exceed the overall term of the contract.

  Indonesia

  Exxon's operations previously conducted under a contract of work agreement converted to a production sharing contract in late 1993, with a term of 20 years. Other production sharing contracts in Indonesia have an overall term of up to 30 years.

  Republic of Yemen

  Production sharing agreements negotiated with the government entitle Exxon to participate in exploration operations within a designated area during the exploration period. In the event of a commercial discovery, the company is entitled to proceed with development and production operations during the development period. The length of these periods and other specific terms are negotiated prior to executing the production sharing agreement. Existing production operations have a development period extending 20 years from first commercial declaration made in November 1985.

  Egypt

  Exploration and production activities are governed by concession agreements negotiated with the government. These agreements generally permit three exploration periods, with the first period being three years, and the remaining two optional periods being two years each. Production operations have an overall term of 30 years, with an option for a ten-year extension.

  Colombia

  Prior to 1974, exploration, development and production rights were granted for up to 30 years through concessions. Since 1974, the association contract has been the basic form of participation in new acreage. With this form of contract, exploration rights are granted for up to a maximum of six years. After a discovery is made, the development period extends for 22 years with relinquishment of 50 percent at the end of six years, 50 percent of the retained area after eight years and all remaining area except commercial fields after ten years.

8. NUMBER OF NET PRODUCTIVE AND DRY WELLS DRILLED

                                                                  1993 1992 1991
                                                                  ---- ---- ----
A. Net Productive Exploratory Wells Drilled
  United States..................................................   2    5   13
  Canada.........................................................   2    3   11
  Europe.........................................................   7   11   10
  Australia and Far East.........................................   7   16   18
  Other..........................................................   3    2    2
                                                                  ---  ---  ---
   Total.........................................................  21   37   54
                                                                  ---  ---  ---
B. Net Dry Exploratory Wells Drilled
  United States..................................................  12   11   23
  Canada.........................................................   1    2   12
  Europe.........................................................   6   13   13
  Australia and Far East.........................................   6   10   10
  Other..........................................................   1    7   10
                                                                  ---  ---  ---
   Total.........................................................  26   43   68
                                                                  ---  ---  ---
C. Net Productive Development Wells Drilled
  United States.................................................. 193  109  224
  Canada......................................................... 216   50   24
  Europe.........................................................  19   22   28
  Australia and Far East.........................................  61   64   58
  Other..........................................................  10   12   12
                                                                  ---  ---  ---
   Total......................................................... 499  257  346
                                                                  ---  ---  ---
D. Net Dry Development Wells Drilled
  United States..................................................  24   17   23
  Canada.........................................................   6   --    2
  Europe.........................................................  --   --   --
  Australia and Far East.........................................   3    3    3
  Other..........................................................   2    3    3
                                                                  ---  ---  ---
   Total.........................................................  35   23   31
                                                                  ---  ---  ---
  Total number of net wells drilled.............................. 581  360  499
                                                                  ===  ===  ===

9. PRESENT ACTIVITIES

A. Wells Drilling -- Year-End 1993

                                                                       GROSS NET
                                                                       ----- ---
   United States......................................................  207   64
   Canada.............................................................   14    6
   Europe.............................................................   48   13
   Australia and Far East.............................................    9    7
   Other..............................................................    5    1
                                                                        ---  ---
    Total.............................................................  283   91
                                                                        ===  ===

B. Review of Principal Ongoing Activities in Key Areas

UNITED STATES

  During 1993, exploration activities were coordinated by Exxon Exploration Company and producing activities by Exxon Company, U.S.A., both divisions of Exxon Corporation. Some of the more important ongoing activities are:

  . Exploration and delineation of additional hydrocarbon resources continued. At year-end 1993, Exxon's inventory of undeveloped acreage totaled 3.7 million net acres. Exxon is active in areas onshore, offshore and in Alaska. A total of 14 net exploration and delineation wells were completed during 1993.

  . During 1993, 171 net development wells were completed within and around mature fields in the inland lower 48 states.

  . Exxon has an interest in over 25 enhanced oil recovery projects in the lower 48 states which contributed nearly 60 thousand barrels per day of incremental production in 1993.

  . Exxon's net acreage in the Gulf of Mexico at year-end 1993 was 1.4 million acres. A total of 36 net exploratory and development wells were completed during the year. Production was initiated from the Zinc field in mid-1993 via a satellite subsea production template to the Alabaster platform, which started up in 1992. Combined gas production from these two new fields exceeded 130 million cubic feet per day at year-end. The Mobile Bay project off Alabama also began production in 1993 and is currently producing more than 300 million cubic feet of gas per day. Off California, production from the Santa Ynez Unit expansion began in late 1993. Drilling operations are under way on both new platforms, Harmony and Heritage.

  . Participation in Alaska production and development continued. The first phase of a second major Prudhoe Bay Unit gas handling expansion project was started up in late 1993. This additional gas handling capacity will help slow the natural decline from this giant oil field. Point McIntyre field also began production in October 1993 with rates exceeding 100 thousand barrels per day by year-end.

CANADA

  During 1993, exploration and production activities in Canada were conducted by the Resources Division of Imperial Oil Limited, which is 69.6 percent owned by Exxon Corporation. Some of the more important ongoing activities are:

  . Commercial bitumen production from Cold Lake averaged 82 thousand barrels per day during 1993. Initial production began in 1993 from phases 7 and 8. Phases 9 and 10 will be deferred until there is further improvement in market conditions.

  . The Syncrude plant, 25 percent owned by Imperial and located in northern Alberta, has completed its 15th year of operations. Gross synthetic crude production averaged 178 thousand barrels per day in 1993.

OUTSIDE NORTH AMERICA

  During 1993, exploration activities were conducted by Exxon Exploration Company and producing activities by Exxon Company, International, both divisions of Exxon Corporation. Some of the more important ongoing activities include:

  United Kingdom

  Exxon's share of licenses held in United Kingdom waters totaled 1.8 million net acres at year-end 1993, with 13.6 net exploration and development wells completed during the year. First production at the Hudson and Strathspey fields and additional compression at Sole Pit began in 1993. Development of the Nelson and Galleon fields is proceeding, with start-up currently scheduled in 1994. Redevelopment of the Brent field is proceeding on schedule. Government approval has been obtained for the development of Brent South and the Barque Extension, with first production currently scheduled for 1995.

  Netherlands

  Exxon's interest in licenses totaled 2.8 million net acres at year-end 1993. During the year, 10.7 net exploration and development wells were completed. Onshore operations continued at Groningen, one of the world's largest gas fields. Offshore, the F3-FB, L12 and L15 fields started up in 1993, and development is proceeding on three new fields currently expected to start-up in 1994.

  Norway

  A total of 0.6 million net acres offshore were under license to Exxon at year-end 1993, and 3.8 net exploration and development wells were completed during the year. Production was initiated at the Brage, Sleipner East and Loke Heimdal fields, while the N.E. Frigg field ceased production during 1993. Projects for development of the Sleipner West, Tordis and the Statfjord satellite fields are continuing as planned, with first production currently scheduled for 1994-1997.

  France

  Exxon holds 1.7 million net acres onshore under license in France. During 1993, 2.0 net exploration and development wells were drilled and completed.

  Germany

  A total of 4.4 million net acres were held by Exxon in Germany at year-end 1993, with 2.3 net exploration and development wells drilled and completed during the year.

  Australia

  Exxon's year-end 1993 acreage holdings totaled 7.6 million net acres onshore and 2.5 million net acres offshore, with exploration and production activities underway in both areas. During 1993, 15.5 net exploration and development wells were completed. Projects are progressing for the offshore development of the West Tuna and Bream B fields with first production anticipated in 1996. Onshore, production from new fields in S.W. Queensland began in late 1993. Exxon's interests in the Jabiru, Challis and Cassini fields in the Timor Sea were divested in 1993.

  Malaysia

  Exxon has interests in production sharing contracts covering 4.2 million net acres offshore peninsular Malaysia. During 1993, a total of 55.3 net exploration and development wells were completed. Development activity continued in the Seligi field with the installation of a fourth compression train and continuation of development drilling. Also in 1993, one additional platform was installed on the Dulang field.

  Indonesia

  Exxon acreage holdings totaled 2.5 million net acres onshore and 1.6 million net acres offshore Indonesia, with exploration and production activities being undertaken in both areas. A total of 5.5 net exploration and development wells were completed during 1993.

  Thailand

  Exxon's net interest acreage in the Khorat concession onshore Thailand totaled 0.6 million acres at year-end 1993.

  Republic of Yemen

  Exxon's net interest acreage in the Republic of Yemen production sharing agreement areas totaled 1.4 million acres onshore at year-end 1993. Facilities were installed to recover natural gas liquids in the Alif, Asa'ad Al-Kamil and Al-Raja fields. During 1993, 11.4 net exploration and development wells were drilled and completed.

  Egypt

  Exxon is engaged in exploration and production activities in two contract areas, with net acreage holdings totaling 0.1 million acres.

  Colombia

  A total of 0.2 million net acres onshore were held by Exxon at year-end 1993, with 1.3 net exploration and development wells being completed during the year. One concession in the Provincia field reverted to the Government during 1993.

WORLDWIDE EXPLORATION

  Exploration activities were underway during 1993 in several areas in which Exxon has no established production operations. A total of 25.5 million net acres were held at year-end 1993, and 3.2 net exploration wells were completed during the year.

ITEM 3. LEGAL PROCEEDINGS.

  On October 1, 1992, the U.S. Environmental Protection Agency ("EPA") issued a Complaint, Compliance Order, and Opportunity for Hearing to the registrant. The Complaint alleged that the registrant was late in filing certain financial assurance letters under the Resource Conservation and Recovery Act and proposed a civil penalty of $461,050. The registrant has executed a settlement agreement with the EPA which was approved by the Administrative Law Judge on October 28, 1993. Under the settlement, the registrant paid a civil penalty of $150,000.

  Refer to the relevant portions of Note 14 on pages F15 and F16 of the accompanying financial section of the 1993 Annual Report to shareholders for further information on legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                               ----------------

EXECUTIVE OFFICERS OF THE REGISTRANT [pursuant to Instruction 3 to Regulation S-K, Item 401(b)].

                            AGE AS OF
                            MARCH 31,
   NAME                       1994             TITLE    (HELD OFFICE SINCE)
   ----                     --------- -----------------------------------------------
   L. R. Raymond...........     55    Chairman of the Board (1993)
   C. R. Sitter............     63    President (1993)
   C. M. Harrison..........     63    Senior Vice President (1992)
   E. J. Hess..............     60    Senior Vice President (1993)
   R. E. Wilhelm...........     53    Senior Vice President (1990)
   D. L. Baird, Jr. .......     49    Secretary (1990)
   E. R. Cattarulla........     62    Vice President -- Public Affairs (1990)
   W. B. Cook..............     58    Vice President and Controller (1994)
   R. Dahan................     52    Vice President (1992)
   S. F. Goldmann..........     49    General Manager -- Corporate Planning (1993)
   G. L. Graves............     55    Vice President -- Environment and Safety (1993)
   R. P. Larkins...........     61    Vice President (1990)
   H. J. Longwell..........     52    Vice President (1992)
   T. J. McDonagh, M.D.....     62    Vice President -- Medicine and Occupational
                                       Health (1981)
   R. B. Nesbitt...........     60    Vice President (1992)
   W. D. O'Brien...........     63    Vice President and General Tax Counsel (1989)
   C. K. Roberts...........     64    Vice President and General Counsel (1993)
   E. A. Robinson..........     60    Vice President and Treasurer (1983)
   D. S. Sanders...........     54    Vice President -- Human Resources (1994)
   D. E. Smiley............     62    Vice President -- Washington Office (1978)
   J. L. Thompson..........     54    Vice President (1991)
   T. P. Townsend..........     57    Vice President -- Investor Relations (1990)

  For at least the past five years, Messrs. Raymond, Sitter, Cattarulla, McDonagh, O'Brien, Robinson, Smiley and Townsend have been employed as executives of the registrant.

  The following executive officers of the registrant have also served as executives of the subsidiaries, affiliates or divisions of the registrant shown opposite their names during the five years preceding December 31, 1993.

   Exxon Chemical Company.......  Baird, Nesbitt and Sanders
   Exxon Coal and Minerals Com-   Larkins
   pany.........................
   Exxon Company, International.  Cook, Dahan, Graves, Hess, Longwell,
                                   Thompson and Wilhelm
   Exxon Company, U.S.A.........  Goldmann, Harrison, Larkins, Longwell, Roberts
                                   and Sanders
   Exxon Exploration Company....  Thompson

  Officers are generally elected by the Board of Directors at its meeting on the day of each annual election of directors, each such officer to serve until his or her successor has been elected and qualified.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

  Incorporated by reference to the quarterly information which appears on page F21 of the accompanying financial section of the 1993 Annual Report to shareholders.

ITEM 6. SELECTED FINANCIAL DATA.

  Incorporated by reference to page F3 of the accompanying financial section of the 1993 Annual Report to shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Incorporated by reference to pages F4 through F7 of the accompanying financial section of the 1993 Annual Report to shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Reference is made to the Index to Financial Statements on page 14 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Incorporated by reference to the relevant portions of pages 4 through 7 (excluding the portion of page 7 entitled "Transactions with Management") of the registrant's definitive proxy statement dated March 4, 1994.

ITEM 11. EXECUTIVE COMPENSATION.

  Incorporated by reference to the fifth through eighth paragraphs of page 2, and pages 8 through 11 (excluding the portion of page 11 entitled "Board Compensation Committee Report on Executive Compensation") of the registrant's definitive proxy statement dated March 4, 1994.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Incorporated by reference to the relevant portions of pages 4 through 7 (excluding the portion of page 7 entitled "Transactions with Management") of the registrant's definitive proxy statement dated March 4, 1994.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Incorporated by reference to the portion of page 7 entitled "Transactions with Management" of the registrant's definitive proxy statement dated March 4, 1994.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) and (a) (2) Financial Statements:
    See Index to Financial Statements and Financial Statement Schedules on page 14 of this Annual Report on Form 10-K.

  (a)(3) Exhibits:
    See Index to Exhibits on page 19 of this Annual Report on Form 10-K.

  (b)Reports on Form 8-K.
    The registrant did not file any reports on Form 8-K during the last quarter of 1993.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          EXXON CORPORATION

                                                     /s/ LEE R. RAYMOND
                                          By: _________________________________
                                                      (Lee R. Raymond,
                                                   Chairman of the Board)

Dated March 11, 1994

                               ----------------

                               POWER OF ATTORNEY

  EACH PERSON WHOSE SIGNATURE APPEARS BELOW CONSTITUTES AND APPOINTS RICHARD E. GUTMAN, FRANK A. RISCH AND RICHARD A. ROSENBERG, AND EACH OF THEM, HIS OR HER TRUE AND LAWFUL ATTORNEYS-IN-FACT AND AGENTS, WITH FULL POWER OF SUBSTITUTION AND RESUBSTITUTION, FOR HIM OR HER AND IN HIS OR HER NAME, PLACE AND STEAD, IN ANY AND ALL CAPACITIES, TO SIGN ANY AND ALL AMENDMENTS TO THIS ANNUAL REPORT ON FORM 10-K, AND TO FILE THE SAME, WITH ALL EXHIBITS THERETO, AND OTHER DOCUMENTS IN CONECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, GRANTING UNTO SAID ATTORNEYS-IN-FACT AND AGENTS, AND EACH OF THEM, FULL POWER AND AUTHORITY TO DO AND PERFORM EACH AND EVERY ACT AND THING REQUISITE AND NECESSARY TO BE DONE, AS FULLY TO ALL INTENTS AND PURPOSES AS HE OR SHE MIGHT OR COULD DO IN PERSON, HEREBY RATIFYING AND CONFIRMING ALL THAT SAID ATTORNEYS-IN-FACT AND AGENTS OR ANY OF THEM, OR THEIR OR HIS OR HER SUBSTITUTE OR SUBSTITUTES, MAY LAWFULLY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

                               ----------------

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

            /s/ LEE R. RAYMOND                  Chairman of the Board     March 11, 1994
- ------------------------------------------- (Principal Executive Officer)
             (Lee R. Raymond)
          /s/ RANDOLPH W. BROMERY                     Director            March 11, 1994
- -------------------------------------------
           (Randolph W. Bromery)
           /s/ D. WAYNE CALLOWAY                      Director            March 11, 1994
- -------------------------------------------
            (D. Wayne Calloway)
               /s/ JESS HAY                           Director            March 11, 1994
- -------------------------------------------
                (Jess Hay)
           /s/ WILLIAM R. HOWELL                      Director            March 11, 1994
- -------------------------------------------
            (William R. Howell)

        /s/ LORD LAING OF DUNPHAIL                    Director            March 11, 1994
- -------------------------------------------
         (Lord Laing of Dunphail)
         /s/ PHILIP E. LIPPINCOTT                     Director            March 11, 1994
- -------------------------------------------
          (Philip E. Lippincott)
        /s/ MARILYN CARLSON NELSON                    Director            March 11, 1994
- -------------------------------------------
         (Marilyn Carlson Nelson)
           /s/ CHARLES R. SITTER                      Director            March 11, 1994
- -------------------------------------------
            (Charles R. Sitter)
            /s/ JOHN H. STEELE                        Director            March 11, 1994
- -------------------------------------------
             (John H. Steele)
           /s/ ROBERT E. WILHELM                      Director            March 11, 1994
- -------------------------------------------
            (Robert E. Wilhelm)
          /s/ JOSEPH D. WILLIAMS                      Director            March 11, 1994
- -------------------------------------------
           (Joseph D. Williams)
              /s/ W. B. COOK                    Controller (Principal     March 11, 1994
- -------------------------------------------      Accounting Officer)
               (W. B. Cook)

            /s/ E. A. ROBINSON                  Treasurer (Principal      March 11, 1994
- -------------------------------------------      Financial Officer)
             (E. A. Robinson)

                         INDEX TO FINANCIAL STATEMENTS

  The consolidated financial statements, together with the report thereon of Price Waterhouse dated February 23, 1994, appearing on pages F8 to F20; the Quarterly Information appearing on page F21; and the Supplemental Information on Oil and Gas Exploration and Production Activities appearing on pages F22 to F26 of the accompanying financial section of the 1993 Annual Report to shareholders are incorporated in this Annual Report on Form 10-K as Exhibit 13. With the exception of the aforementioned information, no other data appearing in the accompanying financial section of the 1993 Annual Report to shareholders is deemed to be filed as part of this Annual Report on Form 10-K under Item 8. The following Consolidated Financial Statement Schedules should be read in conjunction with the accompanying financial section of the 1993 Annual Report to shareholders. Consolidated Financial Statement Schedules not included with this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       SUPPLEMENTAL FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----
Property, Plant and Equipment (Schedule V)................................  16
Accumulated Depreciation, Depletion and Amortization of Property, Plant
 and Equipment (Schedule VI)..............................................  17
Short-term Borrowings (Schedule IX).......................................  18
Supplementary Income Statement Information (Schedule X)...................  18

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                     THE SUPPLEMENTAL FINANCIAL INFORMATION

To the Board of Directors of Exxon Corporation

  Our audits of the consolidated financial statements referred to in our report dated February 23, 1994 appearing on page F11 of the accompanying financial section of the 1993 Annual Report to shareholders of Exxon Corporation (which report and consolidated financial statements are incorporated as Exhibit 13) also included an audit of the Supplemental Financial Information listed above. In our opinion, this Supplemental Financial Information presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

  As discussed in note 2 to the consolidated financial statements, the corporation changed its method of accounting for postretirement benefits other than pensions and for income taxes in 1992.

Price Waterhouse

Dallas, Texas
February 23, 1994

                       CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the following Prospectuses constituting part of the Registration Statements on:

   Form S-3 (No. 33-49417)  --Exxon Corporation Shareholder Investment Program;
   Form S-8 (No. 33-51107)  --1993 Incentive Program of Exxon Corporation (together with 1983 Stock Option and 1988 Long Term Incentive
                             Plans of Exxon Corporation);
   Form S-8 (No. 33-19057)  --Thrift Plans of Exxon Corporation and Participating
                             Affiliated Employers;
   Form S-3 (No. 33-48919)  --Guaranteed Debt Securities and Warrants to Purchase
                             Guaranteed Debt Securities of Exxon Capital Corporation;
   Form S-3 (No. 33-8922)   --Guaranteed Debt Securities of SeaRiver Maritime, Inc.
                             (formerly Exxon Shipping Company)

of our report dated February 23, 1994 appearing on page F11 of the accompanying financial section of the 1993 Annual Report to shareholders of Exxon Corporation which is incorporated as Exhibit 13 in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Supplemental Financial Information, which appears on page 14 of this Annual Report on Form 10-K.

Price Waterhouse

Dallas, Texas
March 11, 1994

                               EXXON CORPORATION

                   PROPERTY, PLANT AND EQUIPMENT (SCHEDULE V)

                             1993, 1992 AND 1991(1)
                       (EXPRESSED IN MILLIONS OF DOLLARS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                                    OTHER
                         BALANCE AT           RETIRE-  FOREIGN    ADDITIONS   BALANCE
                         BEGINNING  ADDITIONS  MENTS   EXCHANGE     AND/OR    AT CLOSE
     CLASSIFICATION       OF YEAR    AT COST  OR SALES EFFECTS   (DEDUCTIONS) OF YEAR
- --------------------------------------------------------------------------------------
          1993
          ----
Petroleum and Natural
 Gas:
 Exploration and Produc-
  tion..................  $ 62,609   $3,231    $2,444  $  (931)     $(334)    $ 62,131
 Refining and Marketing.    28,166    2,161     1,710     (851)       337       28,103
                          --------   ------    ------  -------      -----     --------
  Total Petroleum and
   Natural Gas..........    90,775    5,392     4,154   (1,782)         3       90,234
Chemicals...............     9,048      542       219     (222)         6        9,155
Other...................    10,915      985       139       (6)        (9)      11,746
                          --------   ------    ------  -------      -----     --------
  Total.................  $110,738   $6,919    $4,512  $(2,010)        --     $111,135
                          ========   ======    ======  =======      =====     ========
          1992
          ----
Petroleum and Natural
 Gas:
 Exploration and Produc-
  tion..................  $ 64,505   $3,517    $2,209  $(3,927)     $ 723     $ 62,609
 Refining and Marketing.    28,570    2,169       725   (1,885)        37       28,166
                          --------   ------    ------  -------      -----     --------
  Total Petroleum and
   Natural Gas..........    93,075    5,686     2,934   (5,812)       760       90,775
Chemicals...............     9,041      594       169     (416)        (2)       9,048
Other...................    10,324      858       300      (42)        75       10,915
                          --------   ------    ------  -------      -----     --------
  Total.................  $112,440   $7,138    $3,403  $(6,270)     $ 833(2)  $110,738
                          ========   ======    ======  =======      =====     ========
          1991
          ----
Petroleum and Natural
 Gas:
 Exploration and Produc-
  tion..................  $ 62,188   $3,709    $1,240  $  (252)     $ 100     $ 64,505
 Refining and Marketing.    27,398    1,926       582     (101)       (71)      28,570
                          --------   ------    ------  -------      -----     --------
  Total Petroleum and
   Natural Gas..........    89,586    5,635     1,822     (353)        29       93,075
Chemicals...............     8,594      575        97      (29)        (2)       9,041
Other...................     9,419    1,052       121        1        (27)      10,324
                          --------   ------    ------  -------      -----     --------
  Total.................  $107,599   $7,262    $2,040  $  (381)        --     $112,440
                          ========   ======    ======  =======      =====     ========

- ---------------------
Notes:
(1) Reference is made to page F11 of the accompanying financial section of the 1993 Annual Report to shareholders for a description of the accounting for property, plant and equipment.
(2) The total for 1992 reflects the property, plant and equipment gross-up, effective January 1, 1992, associated with implementation of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                               EXXON CORPORATION

            ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
                  PROPERTY, PLANT AND EQUIPMENT (SCHEDULE VI)

                             1993, 1992 AND 1991(1)
                       (EXPRESSED IN MILLIONS OF DOLLARS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                               DEDUCTIONS
                                                  FOR                               BALANCE
                         BALANCE AT ADDITIONS   RETIRE-   FOREIGN   OTHER ADDITIONS   AT
                         BEGINNING  CHARGED TO MENTS AND  EXCHANGE      AND/OR       CLOSE
     CLASSIFICATION       OF YEAR   INCOME(2)    SALES    EFFECTS   (DEDUCTIONS)(3) OF YEAR
- -------------------------------------------------------------------------------------------
          1993
          ----
Petroleum and Natural
 Gas:
 Exploration and Produc-
  tion..................  $29,729     $2,803     $2,069   $  (381)       $(214)     $29,868
 Refining and Marketing.   12,268      1,088      1,282      (396)         240       11,918
                          -------     ------     ------   -------        -----      -------
  Total Petroleum and
   Natural Gas..........   41,997      3,891      3,351      (777)          26       41,786
Chemicals...............    4,033        382        167       (98)          (1)       4,149
Other...................    2,909        422         93       --           --         3,238
                          -------     ------     ------   -------        -----      -------
  Total.................  $48,939     $4,695     $3,611   $  (875)       $  25      $49,173
                          =======     ======     ======   =======        =====      =======
          1992
          ----
Petroleum and Natural
 Gas:
 Exploration and Produc-
  tion..................  $29,623     $3,099     $1,509   $(1,632)       $ 148      $29,729
 Refining and Marketing.   12,397      1,103        466      (732)         (34)      12,268
                          -------     ------     ------   -------        -----      -------
  Total Petroleum and
   Natural Gas..........   42,020      4,202      1,975    (2,364)         114       41,997
Chemicals...............    3,935        381        109      (170)          (4)       4,033
Other...................    2,621        416        203       (11)          86        2,909
                          -------     ------     ------   -------        -----      -------
  Total.................  $48,576     $4,999     $2,287   $(2,545)        $196      $48,939
                          =======     ======     ======   =======        =====      =======
          1991
          ----
Petroleum and Natural
 Gas:
 Exploration and Produc-
  tion..................  $27,250     $3,007     $  651   $  (120)       $ 137      $29,623
 Refining and Marketing.   11,644      1,143        324       (42)         (24)      12,397
                          -------     ------     ------   -------        -----      -------
  Total Petroleum and
   Natural Gas..........   38,894      4,150        975      (162)         113       42,020
Chemicals...............    3,644        361         60        (9)          (1)       3,935
Other...................    2,373        354         20        --          (86)       2,621
                          -------     ------     ------   -------        -----      -------
  Total.................  $44,911     $4,865     $1,055   $  (171)       $  26      $48,576
                          =======     ======     ======   =======        =====      =======

- ---------------------
Notes:
(1) Reference is made to page F11 of the accompanying financial section of the 1993 Annual Report to shareholders for a description of the accounting for depreciation, depletion and amortization.
(2) Depreciation and depletion (page F9 of the accompanying financial section of the 1993 Annual Report to shareholders) was comprised of:

                                                           1993   1992    1991
                                                          ------ ------  ------
     Additions charged to income, as above............... $4,695 $4,999  $4,865
     Amortization of intangibles.........................     64     72      70
     Losses (Gains) on retirements.......................    125    (27)   (111)
                                                          ------ ------  ------
                                                          $4,884 $5,044  $4,824
                                                          ====== ======  ======

(3) Reflects transfers among functions and net charges and reclassifications to other balance sheet accounts.

                               EXXON CORPORATION

                      SHORT-TERM BORROWINGS (SCHEDULE IX)

                              1993, 1992 AND 1991
                       (EXPRESSED IN MILLIONS OF DOLLARS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                            MAXIMUM     AVERAGE     WEIGHTED
                         BALANCE WEIGHTED   AMOUNT      AMOUNT       AVERAGE
                           AT    AVERAGE  OUTSTANDING OUTSTANDING INTEREST RATE
                          CLOSE  INTEREST DURING THE  DURING THE   DURING THE
                         OF YEAR   RATE     YEAR(1)     YEAR(1)      YEAR(2)
- -------------------------------------------------------------------------------
          1993
          ----
Banks and Bankers....... $1,189     5.6%    $1,489      $1,265         6.6%
Holders of Commercial
 Paper..................  1,891     3.3%     2,895       2,472         3.2%
          1992
          ----
Banks and Bankers....... $1,478     6.6%    $1,478      $1,078         9.7%
Holders of Commercial
 Paper..................  2,761     3.6%     3,358       2,742         3.6%
          1991
          ----
Banks and Bankers....... $  795    11.1%    $1,585      $1,120        10.4%
Holders of Commercial
 Paper..................  3,267     5.0%     3,790       2,802         6.1%

- ---------------------
Notes:
(1) Determined from monthly balances.
(2) Represents the ratio of actual interest to average borrowings outstanding.

                               EXXON CORPORATION

            SUPPLEMENTARY INCOME STATEMENT INFORMATION (SCHEDULE X)

                         FOR YEARS 1993, 1992 AND 1991
                       (EXPRESSED IN MILLIONS OF DOLLARS)

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                                         CHARGED TO COSTS AND
                                                               EXPENSES
                                                        -----------------------
                      DESCRIPTION                        1993    1992    1991
- -------------------------------------------------------------------------------
Maintenance and repairs................................ $ 2,753 $ 2,877 $ 2,893
Sales, use, value-added and turnover taxes.............  16,055  17,557  16,899
Specific taxes on petroleum industry...................   1,174   1,305   1,328

                               INDEX TO EXHIBITS

 3(i).         Registrant's Restated Certificate of Incorporation, as
                restated November 1, 1991 (incorporated by reference to
                Exhibit 3(a) to the registrant's Annual Report on Form
                10-K for 1991).
 3(ii).        Registrant's By-Laws, as revised to October 27, 1993.
 10(iii)(a).   Registrant's 1993 Incentive Program (incorporated by
                reference to pages 22 through 27 of the registrant's
                definitive proxy statement dated March 5, 1993).*
 10(iii)(b).   Registrant's Plan for Deferral of Nonemployee Director
                Compensation and Fees, as amended.*
 10(iii)(c).   Registrant's Restricted Stock Plan for Nonemployee
                Directors.*
 10(iii)(d).   Supplemental life insurance (incorporated by reference to
                Exhibit 10(iii)(d) to the registrant's Annual Report on
                Form 10-K for 1992).*
 10(iii)(e).   Registrant's Short Term Incentive Program.*
 12.           Computation of ratio of earnings to fixed charges.
 13.           Financial Section of the registrant's 1993 Annual Report
                to shareholders.
 21.           Subsidiaries of the registrant.
 23.           Consent of Independent Accountants (contained on page 15
                of this Annual Report on Form 10-K).

- --------
* Compensatory plan or arrangement required to be identified pursuant to Item 14(a)(3) of this Annual Report on Form 10-K.

  The registrant has not filed with this report copies of the instruments defining the rights of holders of long-term debt of the registrant and its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed. The registrant agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.