Form 10-Q
period 1994-03-31
EXXON CORP
filed 1994-05-11
CIK 34088

FORM 10-Q

            SECURITIES AND EXCHANGE COMMISSION
                 Washington, D. C. 20549

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1994

                            OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________to________

              Commission File Number 1-2256


                    EXXON CORPORATION
______________________________________________________
(Exact name of registrant as specified in its charter)



          NEW JERSEY                       13-5409005
_______________________________      ______________________
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)       Identification Number)


225 E. John W. Carpenter Freeway, Irving, Texas  75062-2298
___________________________________________________________
(Address of principal executive offices)      (Zip Code)



                      (214)      444-1000
___________________________________________________________
     (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                 Outstanding as of March 31, 1994
_______________________________   ________________________________
Common stock, without par value                1,241,771,207








                          EXXON CORPORATION

                            FORM 10-Q

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994


                            INDEX




                 PART I.  FINANCIAL INFORMATION


                                                            Page
                                                           Number
Item 1.  Financial Statements
Condensed Consolidated Statement of Income                    3
     Three months ended March 31, 1994 and 1993

Condensed Consolidated Balance Sheet                          4
     As of March 31, 1994 and December 31, 1993

Condensed Consolidated Statement of Cash Flows                5
     Three months ended March 31, 1994 and 1993

Notes to Condensed Consolidated Financial Statements          5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                6-9

         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                   10

Item 6.  Exhibits and Reports on Form 8-K                    10

Signature                                                    11

                      PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                           EXXON CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF INCOME
                         (millions of dollars)

                                                 Three Months Ended
                                                       March 31,
                                                 __________________
REVENUE                                             1994       1993
Sales and other operating revenue,               _______     ______
 including excise taxes                          $25,624    $26,897
Earnings from equity interests and other
 revenue                                             340        365
                                                 _______    _______
Total revenue                                     25,964     27,262
                                                 _______    _______

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases                   10,255     11,836
Operating expenses                                 3,070      3,069
Selling, general and administrative expenses       1,616      1,608
Depreciation and depletion                         1,289      1,194
Exploration expenses, including dry holes            138        129
Interest expense                                     301        151
Excise taxes                                       2,741      2,758
Other taxes and duties                             4,792      4,582
Income applicable to minority and preferred
 interests                                            54         65
                                                 _______    _______
Total costs and other deductions                  24,256     25,392
                                                 _______    _______

INCOME BEFORE INCOME TAXES                         1,708      1,870
Income taxes                                         548        685
                                                 _______    _______
NET INCOME                                       $ 1,160    $ 1,185
                                                 =======    =======

Net income per common share*                     $  0.92    $  0.94
Dividends per common share                       $  0.72    $  0.72
Average number common shares outstanding
 (millions)                                      1,241.9    1,241.7


* Computed as income less dividends on preferred stock divided by the weighted average number of common shares outstanding.

                              EXXON CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEET
                            (millions of dollars)

                                                   March 31,   Dec. 31,
                                                     1994       1993
ASSETS                                           _______     _______
Current assets
   Cash and cash equivalents                     $ 1,648     $ 1983
   Other marketable securities                       468        669
   Notes and accounts receivable - net             6,972      6,860
   Inventories
     Crude oil, products and merchandise           4,392      4,616
     Materials and supplies                          827        856
   Prepaid taxes and expenses                      1,181        875
                                                 _______    _______
Total current assets                              15,488     14,859
Property, plant and equipment - net               61,777     61,962
Investments and other assets                       7,389      7,324
                                                 _______    _______

     TOTAL ASSETS                                $84,654    $84,145
                                                 =======    =======
LIABILITIES
Current liabilities
   Notes and loans payable                       $ 3,863    $ 4,109
   Accounts payable and accrued liabilities       12,326     12,122
   Income taxes payable                            2,225      2,359
     Total current liabilities                    18,414     18,590
Long-term debt                                     8,712      8,506
Annuity reserves, deferred credits and other
 liabilities                                      22,275     22,257

     TOTAL LIABILITIES                            49,401     49,353
                                                 _______    _______
SHAREHOLDERS' EQUITY
Preferred stock, without par value:
   Authorized:200 million shares
   Issued :    16 million shares (Convertible, Class A)
   Outstanding:10 million shares at Mar. 31, 1994     641
               11 million shares at Dec. 31, 1993                668
Guaranteed LESOP obligation                          (716)      (716)
Common stock, without par value:
   Authorized:  2,000 million shares
   Issued:      1,813 million shares                2,822      2,822
Earnings reinvested                                49,623     49,365
Cumulative foreign exchange translation adjustment   (119)      (370)
Common stock held in treasury:
     571 million shares at Mar. 31, 1994          (16,998)
     571 million shares at Dec. 31, 1993                     (16,977)
                                                  _______    _______
     TOTAL SHAREHOLDERS' EQUITY                    35,253     34,792
                                                  _______    _______

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $84,654    $84,145
                                                  =======    =======


The number of shares of common stock issued and outstanding at March 31, 1994 and December 31, 1993 were 1,241,771,207 and 1,241,737,220, respectively.

                            EXXON CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (millions of dollars)

                                                 Three Months Ended
                                                 _____March 31,____
                                                   1994        1993
                                                 ______       ______
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                   $1,160      $1,185
   Depreciation and depletion                    1,289       1,194
   Changes in operational working capital,
    excluding cash and debt                       (145)        268
   All other items - net                            59         (35)
                                                ______       ______
     Net Cash Provided By Operating Activities   2,363       2,612

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions and additions to property,
     plant and equipment                        (1,328)     (1,298)
   Sales of subsidiaries and property,
     plant and equipment                           331         118
   Other investing activities - net                432         276
                                                ______      ______
     Net Cash Used In Investing Activities        (565)       (904)
                                                ______      ______
NET CASH GENERATION BEFORE FINANCING ACTIVITIES  1,798       1,708

CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to long-term debt                     584         292
   Reductions in long-term debt                   (256)        (54)
   Additions/(reductions) in short-term debt-net  (410)       (458)
   Cash dividends to Exxon shareholders           (906)       (908)
   Cash dividends to minority interests           (102)        (68)
   Additions/(reductions) to minority interests
    and sales/(redemptions) of affiliate
    preferred stock                                 27        (255)
   Acquisitions of Exxon shares - net              (48)        (47)
                                                ______      ______
     Net Cash Used In Financing Activities      (1,111)     (1,498)
                                                ______      ______
Effects Of Exchange Rate Changes On Cash           (22)          1
                                                ______      ______
Increase/(Decrease) In Cash And Cash Equivalents   665         211
Cash And Cash Equivalents At Beginning Of Period   983         898
                                                ______      ______
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $1,648      $1,109
                                                ======      ======
SUPPLEMENTAL DISCLOSURES
   Income taxes paid                            $  799      $  535
   Cash interest paid                           $  139      $  176

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
These condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes there to filed with the S.E.C. in the corporation's 1993 Annual Report on Form 10-K. In the opinion of the corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. The corporation's exploration and production activities are accounted for under the "successful efforts" method.
                                   -5-

                              EXXON CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUNCTIONAL EARNINGS SUMMARY
                                              First Quarter
                                              _____________
                                              1994     1993
                                              ____     ____
                                           (millions of dollars)

Petroleum and natural gas
   Exploration and production
     United States                          $  245   $  228
     Non-U.S.                                  590      668
   Refining and marketing
     United States                              39       21
     Non-U.S.                                  349      277
                                             _____    _____
Total petroleum and natural gas              1,223    1,194
Chemicals
     United States                              92       87
     Non-U.S.                                   57       36
Other operations                                58       48
Corporate and financing                       (270)    (180)
                                             _____    _____
NET INCOME                                  $1,160   $1,185
                                            ======   ======


FIRST QUARTER 1994 COMPARED WITH FIRST QUARTER 1993

Exxon Corporation estimated first quarter 1994 net income at $1,160 million, or $0.92 per share, compared with $1,185 million, or $0.94 per share, in the same period last year.

Despite the continued weakness in worldwide crude prices, Exxon earned nearly $1.2 billion in the first quarter, down only 2 percent from the first quarter of 1993. Sales volumes increased in each of Exxon's major business segments and petroleum product and chemical margins improved.

During the quarter, crude prices were on average lower than they have been in over five years. While this negatively impacted worldwide exploration and producing earnings, stronger natural gas earnings provided a partial offset, particularly in the United States where Exxon benefited from improved gas market conditions and increased volumes from several new field developments.

Earnings in the refining and marketing segment improved due to increased sales volumes and stronger margins. This improvement was achieveddespite unusually high refinery maintenance activity in the quarter.

Chemical earnings also rose as a modest improvement in economic conditions in major markets led to increased demand and better margins.

                             EXXON CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (Continued)


OTHER COMMENTS ON FIRST QUARTER COMPARISON

During the first quarter 1994, worldwide production earnings were negatively impacted by crude prices which on average were over $4.00 per barrel below the prior year. Earnings from exploration and production operations outside the U.S. totaled $590 million, compared with $668 million in the year ago period. Earnings from U.S. exploration and production operations were $245 million in the first quarter of 1994, up from $228 million in the first quarter 1993 reflecting the improved natural gas market and lower operating expenses.

Crude production in the first quarter 1994 was 1,749 kbd (thousand barrels per day) up from 1,676 kbd the prior year. The increase resulted from higher production from operations in the North Sea and Alaska. Worldwide natural gas production of 7,294 mcfd (million cubic feet per day) rose 3 percent in the first quarter 1994 compared to the same period last year reflecting stronger demand and new production from operations in the U.S. and Malaysia.

Earnings from U.S. refining and marketing operations were $39 million in the first quarter 1994, up from $21 million in the first quarter 1993 despite sharply higher scheduled refinery maintenance activities this year. Earnings from refining and marketing operations outside the U.S. were $349 million in the most recent quarter, compared with $277 million in the first quarter 1993. In comparison to the prior year period, petroleum product margins strengthened as lower crude supply costs more than offset the effect of lower product prices. Worldwide petroleum product sales volumes of 4,994 kbd rose from 4,870 kbd in the first quarter of last year, due principally to increases in Europe, Canada, and Latin America.

First quarter 1994 earnings from worldwide chemical operations totaled $149 million, up from $123 million in the first quarter last year. Earnings benefited from increased demand and improved margins. Product sales volumes of 3,268 kt
(thousands tons) were up from 3,211 kt last year.

Earnings from other operating segments were $58 million, up from $48 million in the first quarter 1993.

Corporate and financing expenses of $270 million compared with $180 million in the first quarter of last year, with the increase due primarily to foreign exchange fluctuations.

Net income in the first quarter 1994 of $1,160 million included a net credit of $66 million from tax rate changes and asset dispositions, while the first quarter of the prior year included $47 million of similar credits.

                              EXXON CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)



Net cash generation before financing activities was $1,798 million in the first three months of 1994 versus $1,708 million in the same period last year. Operating activities provided net cash of $2,363 million, a decrease of $249 million from 1993's first three months, influenced mainly by a change in operational working capital. Investing activities used net cash of $565 million, or $339 million less than a year ago primarily due to higher proceeds from asset dispositions.

Net cash used in financing activities was $1,111 million in the first quarter of 1994 versus $1,498 million in the same quarter last year. The decrease mainly reflects the absence of the redemption of preferred securities by an affiliate in the year ago period. Net outlays for treasury share acquisitions were $48 million, essentially unchanged from the prior year quarter.
During the first quarter of 1994, a total of 1.3 million shares were acquired at a cost of $86 million. Purchases are made in both the open market and through negotiated transactions. Purchases may be discontinued at any time.

Capital and exploration expenditures of $1,577 million in the first quarter 1994 were essentially unchanged from the amount invested in the first quarter of 1993. Current plans indicate capital and exploration expenditures in 1994 will be about equal to the prior year as Exxon continues to maintain its active investment program.

Total debt of $12.6 billion at March 31, 1994 was level with the total debt at year-end 1993. The corporation's debt to total capital ratio was 25.1 percent at the end of the first quarter of 1994, down from 25.3 percent at year-end 1993.

Over the twelve months ended March 31, 1994, return on average shareholder's equity was 15.2 percent. Return on average capital employed, which includes debt, was 12.1 percent over the same time period.

Although the corporation accesses financial markets from time to time, internally generated funds cover a significant portion of its financial requirements.

The corporation, as part of its ongoing asset management program, continues to evaluate its mix of assets for potential upgrade. Because of the ongoing nature of this program, dispositions will continue to be made from time to time which will result in either gains or losses.

                              EXXON CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                                 (Concluded)








SPECIAL ITEMS                               First Quarter
                                         ___________________
                                         1994           1993
                                         _____         _____
                                        (millions of dollars)
Petroleum and natural gas, Non-U.S.
   Primarily tax related                 $66              -
   Other items                             -            $20
Corporate and financing
   Other items                             -            $27
                                         ____           ____
Total                                    $66            $47
                                         ====           ====

                        PART II - OTHER INFORMATION

                             EXXON CORPORATION

                    FOR THE QUARTER ENDED MARCH 31, 1994




Item 1. Legal Proceedings
_________________________

As previously reported, a number of lawsuits, including class actions,have been brought in various courts against Exxon Corporation and certain of its subsidiaries relating to the release of crude oil from the tanker Exxon Valdez in 1989.
Most of these lawsuits seek unspecified compensatory and punitive damages; several lawsuits seek damages in varying specified amounts. The claims of many individuals have been dismissed or settled. For most of the remaining actions, trial in federal court commenced on May 2, 1994. Other actions are scheduled for trial in state court commencing June 6, 1994. The cost to the corporation from these lawsuits is not possible to predict; however, it is believed that the final outcome will not have a materially adverse effect upon the corporation's operations or financial condition.

On August 23, 1993, the U.S. Environmental Protection Agency ("EPA") issued a notice to Exxon Chemical Company alleging violation of certain new source performance standards under the Clean Air Act applicable to a volatile organic compound storage tank. The EPA has not yet proposed a specific penalty.

In March 1994, a settlement was reached with respect to a lawsuit brought on October 16, 1992 in the Superior Court of the State of California for the County of Solano by the Western States Petroleum Association, Exxon Company, U.S.A., and five other Bay Area refiners against the San Francisco Regional Water Quality Control Board ("RWQCB") and the State Water Resources Control Board. The suit challenged the addition by the RWQCB of certain final selenium discharge limitations to Bay Area refinery permits. The terms of the settlement, which were embodied in anadministrative order of the RWQCB, included a postponement of the effectiveness of the final limitations, as well as Exxon's agreement to pay an aggregate of $180,000 over two years into the State selenium mitigation and water pollution cleanup and abatement funds.


Item 6. Exhibits and Reports on Form 8-K
________________________________________

  a)   Exhibits

       None

  b)   Reports on Form 8-K

       The registrant has not filed any reports on Form 8-K during the quarter.

                             EXXON CORPORATION

                                 FORM 10-Q

                    FOR THE QUARTER ENDED MARCH 31, 1994

                                 SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         EXXON CORPORATION



Date:  May 11, 1994
                              ______________.W. B. Cook_____________
                              W. B. Cook, Vice President, Controller
                                 and Principal Accounting Officer