Form 10-Q
period 1994-06-30
EXXON CORP
filed 1994-08-15
CIK 34088

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549

  ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

       For The Quarterly Period Ended June 30, 1994

                               OR

  (  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________to___________

                  Commission File Number 1-2256



                        EXXON CORPORATION
___________________________________________________________
      (Exact name of registrant as specified in its charter)




            NEW JERSEY                     13-5409005
_________________________________    ______________________
(State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)    Identification Number)


225 E. John Carpenter Freeway, Irving, Texas  75062-2298
___________________________________________________________
(Address of principal executive offices)      (Zip Code)


                         (214)   444-1000
____________________________________________________________
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                 Outstanding as of June 30,1994
_______________________________   ________________________________
Common stock, without par value              1,241,414,948


                            EXXON CORPORATION

                               FORM 10-Q

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994


                                  INDEX




                    PART I.  FINANCIAL INFORMATION


                                                                 Page
                                                                Number
Item 1.  Financial Statements
Condensed Consolidated Statement of Income                         3
     Three and six months ended June 30, 1994 and 1993

Condensed Consolidated Balance Sheet                               4
     As of June 30, 1994 and December 31, 1993

Condensed Consolidated Statement of Cash Flows                     5
     Six months ended June 30, 1994 and 1993

Notes to Condensed Consolidated Financial Statements               5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    6-10


                  PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                        11

Item 4.  Submission of Matters to a Vote of Security Holders      12

Item 6.  Exhibits and Reports on Form 8-K                         13

Signature                                                         14














                               -2-

                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        EXXON CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (millions of dollars)

                                Three Months Ended    Six Months Ended
                                     June 30,             June 30,
                                __________________    _________________
                                  1994     1993         1994     1993
REVENUE                         _______    _______    _______    ______
Sales and other operating
 revenue, including excise
 taxes                         $27,102   $27,604     $52,726   $54,501
Earnings from equity interests
 and other revenue                 217       348         557       713
                                ______    ______      ______    ______
Total revenue                   27,319    27,952      53,283    55,214
COSTS AND OTHER DEDUCTIONS      ______    ______      ______    ______
Crude oil and product purchases 11,488    11,713      21,743    23,549
Operating expenses               3,144     3,196       6,214     6,265
Selling, general and
 administrative expenses         1,735     1,762       3,351     3,370
Depreciation and depletion       1,233     1,236       2,522     2,430
Exploration expenses, including
 dry holes                         135       147         273       276
Interest expense                   107       190         408       341
Excise taxes                     2,856     2,902       5,597     5,660
Other taxes and duties           5,146     4,984       9,938     9,566
Income applicable to minority
 and preferred interests            38        58          92       123
                                ______    ______      ______    ______
Total costs and other
 deductions                     25,882    26,188      50,138    51,580
                                ______    ______      ______    ______
INCOME BEFORE INCOME TAXES
                                 1,437     1,764       3,145     3,634
Income taxes                       552       529       1,100     1,214
                                ______    ______      ______    ______
NET INCOME                     $   885   $ 1,235     $ 2,045   $ 2,420
                                ======    ======      ======    ======
Net income per common share*,  $  0.70   $  0.98     $  1.62   $  1.92
Dividends per common share     $  0.72   $  0.72     $  1.44   $  1.44
Average number common shares
 outstanding (millions)        1,241.6   1,241.9     1,241.7   1,241.8


  * Computed as income less dividends on preferred stock divided by the average number of common shares outstanding.



                               -3-

                        EXXON CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEET
                      (millions of dollars)
                                                June 30,        Dec. 31,
                                                   1994            1993
                                                 _______         _______
  ASSETS
Current assets
   Cash and cash equivalents                  $ 1,879         $   983
   Other marketable securities                    242             669
   Notes and accounts receivable - net          7,203           6,860
   Inventories
     Crude oil, products and merchandise        4,631           4,616
     Materials and supplies                       838             856
   Prepaid taxes and expenses                   1,193             875
                                              _______         _______
     Total current assets                      15,986          14,859
Property, plant and equipment - net            62,443          61,962
Investments and other assets                    7,673           7,324
                                              _______         _______
      TOTAL ASSETS                            $86,102         $84,145
                                              =======         =======
LIABILITIES
Current liabilities
   Notes and loans payable                    $ 4,116         $ 4,109
   Accounts payable and accrued liabilities    12,729          12,122
   Income taxes payable                         2,044           2,359
                                              _______         _______
     Total current liabilities                 18,889          18,590
Long-term debt                                  8,754           8,506
Annuity reserves, deferred credits and
other liabilities                              22,598          22,257
                                              _______         _______
     TOTAL LIABILITIES                         50,241          49,353
                                              _______         _______
SHAREHOLDERS' EQUITY
Preferred stock, without par value:
 Authorized:200 million shares
 Issued:     16 million shares(Convertible,Class A)
 Outstanding:11 million shares at June 30,1994    612
             13 million shares at Dec. 31,1993                    668
Guaranteed LESOP obligation                      (614)           (716)
Common stock, without par value:
 Authorized:  2,000 million shares
 Issued:      1,813 million shares              2,822           2,822
Earnings reinvested                            49,606          49,365
Cumulative foreign exchange translation
 adjustment                                       459            (370)
Common stock held in treasury:
 571 million shares at June 30, 1994          (17,024)
 571 million shares at Dec. 31, 1993                          (16,977)
                                              _______         _______
    TOTAL SHAREHOLDERS' EQUITY                 35,861          34,792
                                              _______         _______




    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $86,102         $84,145
                                              =======         =======
The number of shares of common stock issued and outstanding at June 30, 1994 and December 31, 1993 were 1,241,414,948 and
1,241,737,220, respectively.
                                -4-

                        EXXON CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      (millions of dollars)

                                                       Six Months Ended
                                                        ____June 30,___
                                                        1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES                   ______     _____
   Net income                                         $2,045     $2,420
   Depreciation and depletion                          2,522      2,430
   Changes in operational working capital,
    excluding cash and debt                              (64)       145
   All other items - net                                 (85)       305
                                                      ______      ______
     Net Cash Provided By Operating Activities         4,418      5,300
                                                      ______      ______
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions and additions to property,
    plant and equipment                               (2,998)    (3,126)
   Sales of subsidiaries and property,
    plant and equipment                                  667        443
   Other investing activities - net                      653        142
                                                      ______     ______
     Net Cash Used In Investing Activities            (1,678)    (2,541)
                                                      ______     ______
NET CASH GENERATION BEFORE FINANCING ACTIVITIES        2,740      2,759
                                                      ______     ______
CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to long-term debt                           735        374
   Reductions in long-term debt                         (301)      (116)
   Additions/(reductions) in short-term debt - net      (121)        29
   Cash dividends to Exxon shareholders               (1,812)    (1,816)
   Cash dividends to minority interests                 (301)      (143)
   Additions/(reductions) to minority interests and
    sales/(redemptions) of affiliate preferred stock      40       (477)
   Acquisitions of Exxon shares - net                   (103)      (108)
                                                      ______      _____
     Net Cash Used In Financing Activities            (1,863)    (2,257)
                                                      ______     ______
Effects Of Exchange Rate Changes On Cash                  19        (13)
                                                      ______     ______
Increase/(Decrease) In Cash And Cash Equivalents         896        489
Cash And Cash Equivalents At Beginning Of Period         983        898
                                                      ______     ______
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $1,879     $1,387
                                                      ======     ======
SUPPLEMENTAL DISCLOSURES
   Income taxes paid                                  $1,272     $1,131
   Cash interest paid                                 $  330     $  362

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
These condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the S.E.C. in the corporation's 1993 Annual Report on Form 10-K. In the opinion of the corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. The corporation's exploration and production activities are accounted for under the "successful efforts" method.

                              EXXON CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUNCTIONAL EARNINGS SUMMARY       Second Quarter       First Six Months
                                   _____________       _________________

                                   1994      1993         1994     1993
Petroleum and natural gas          ____      ____         ____     ____
   Exploration and production               (millions of dollars)
     United States               $  206    $  262       $  451   $  490
     Non-U.S.                       397       499          987    1,167
   Refining and marketing
     United States                   (1)      113           38      134
     Non-U.S.                       202       333          551      610
                                  _____     _____        ______   _____
Total petroleum and natural gas     804     1,207        2,027    2,401
Chemicals
     United States                  110        50          202      137
     Non-U.S.                        80        36          137       72
Other operations                     64        48          122       96
Corporate and financing            (173)     (106)        (443)    (286)
                                  _____     _____        _____    _____
NET INCOME                       $  885   $ 1,235       $2,045   $2,420
                                  =====     =====        =====    =====

SECOND QUARTER 1994 COMPARED WITH SECOND QUARTER 1993

Exxon Corporation estimated second quarter 1994 net income at $885 million, equal to $0.70 per share. Comparable second quarter 1993 earnings were $1,025 million, or $0.81 per share, excluding $210 million of tax credits and gains on asset sales.

Exxon's second quarter results benefited from increasing production and sales volumes in all segments of the business. However, both upstream and downstream petroleum earnings experienced declines relative to last year because of lower average, but rising, crude oil prices during the quarter.

Earnings from exploration and production were lower because the depressed world crude oil market kept average crude oil realizations below last year's level. At the same time, refining and marketing earnings were also reduced because rising crude oil costs during the quarter were not matched by equivalent increases in world market prices for refined products.

Crude production increased as a result of new developments in the North Sea and Alaska. Natural gas sales were higher in the U.S., Europe and the Far East. Worldwide petroleum product sales increased as a result of higher demand for clean products and specialties in the U.S., Europe and the Far East.

Chemical sales and margins both improved in the second quarter. As a result, Chemical earnings in the quarter more than doubled from a year ago, and have now improved for four consecutive quarters.

Exxon continued to emphasize reductions in operating costs. Additional steps to further streamline operations in the U.S. and Canada were announced.

                                 EXXON CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (Continued)

OTHER COMMENTS ON SECOND QUARTER COMPARISON

SECOND QUARTER 1994 COMPARED WITH SECOND QUARTER 1993 (Continued)

As discussed in Part II, Item 1 of this Form 10-Q, a number of lawsuits, including class actions, relating to the Valdez accident have been brought against the corporation and certain of its subsidiaries. In phase II-A of the federal civil litigation currently being tried in the United States District Court for the District of Alaska, the jury returned a verdict on August 11, 1994 finding that fisher plaintiffs were damaged in the amount of $286.8 million. No charge was taken in second quarter 1994 earnings as a result of this award. Because this award is subject to a number of adjustments by the court, including a reduction to reflect payments already made by the corporation to many of these plaintiffs,and possibly to additional legal proceedings, it is not possible to estimate what the ultimate earnings impact will be.

The final cost to the corporation from this federal civil litigation and the other pending lawsuits is not possible to predict; however it is believed the final outcome is unlikely to have a materially adverse effect upon the corporation's operations, financial condition or liquidity

OTHER COMMENTS ON SECOND QUARTER COMPARISON

During the second quarter 1994, worldwide production earnings were negatively impacted by crude prices which were on average more than $2.00 per barrel below the prior year. However, natural gas earnings improved as new developments and higher demand supported growth in production.

Crude production in the second quarter 1994 was 1,712 kbd (thousand barrels per day) up from 1,649 kbd the prior year. The increase resulted from higher production levels in the North Sea and Alaska. Worldwide natural gas production of 5,394 mcfd (million cubic feet per day) increased 15 percent compared to the second quarter 1993. Second quarter earnings from U.S. exploration and production operations were $206 million, compared with $262 million in 1993. Earnings from exploration and production operations outside the U.S. totaled $397 million, compared with $499 million in the second quarter of last year.

Petroleum product margins were negatively affected this year as product pricesdid not keep pace with increases in crude supply costs, while in the second quarter 1993 petroleum product margins benefited from declining crude costs. Earnings from worldwide refining and marketing operations totaled $201 million in the second quarter 1994 compared with $446 million in the second quarter 1993. Worldwide petroleum product sales volumes of 4,942 kbd rose by 2 percent compared to the second quarter of last year Sales increases were in clean products.

Second quarter worldwide chemical earnings of $190 million more than doubled last year's level. Earnings benefited from increased sales, improved margins and lower operating costs. Product sales volumes of 3,304 kt (thousand tons) were up 4 percent over last year's quarter.

                            EXXON CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (Continued)

OTHER COMMENTS ON SECOND QUARTER COMPARISON (Continued)

Earnings from other operating segments totaled $64 million, up from$48 million in the second quarter 1993. Copper prices and coal production were higher. Corporate and financing expenses of $173 million compared with $106 million in the second quarter of last year, which included a $104 million benefit from non-recurring credits. Net income in the second quarter of 1993 included credits totaling $210 million from tax rate changes and asset dispositions.

Revenue for the second quarter totaled $27,319 million, compared with $27,952 million in the second quarter 1993. Capital and exploration expenditures of $1,959 million compared $2,138 million in the second quarter 1993.

During the second quarter of 1994, Exxon purchased 1.0 million shares of its stock for the treasury at a cost of $61 million.

FIRST SIX MONTHS 1994 COMPARED WITH FIRST SIX MONTHS 1993

Net income of $2,045 million in the first half of 1994 compared with $2,420 million in 1993. Net income in 1993 included $257 million of net special credits, while the first six months of 1994 included $66 million of tax related credits.

Worldwide crude prices were weaker in 1994, down over $3.00 per barrel on average from 1993. Earnings from U.S. exploration and production operations were $451 million, compared with $490 million in the first half of last year. Lower operating costs and improvements in U.S.
natural gas market conditions, including higher prices and sales volumes, provided some offset to lower crude prices. Earning from exploration and production operations outside the U.S. were $987 million in 1994, compared with $1,167 million the prior year.

Worldwide crude production of 1,728 kbd in 1994 was up from 1,662 kbd in 1993,principally as a result of increased production in the North Sea and Alaska. Natural gas production of 6,331 mcfd rose by 454 mcfd versus 1993 largely due to increased production from new developments in the U.S. and the Far East and improved demand in Europe.

As a result of the rise in crude costs in the second quarter of 1994, petroleum product margins for the first half of this year were on average weaker than during the first half of 1993. In addition, an increase in scheduled refinery maintenance activities this year reduced refining earnings. Worldwide refining and marketing earnings for the first half of 1994 totaled $589 million versus $744 million last year. Petroleum product sales volumes of 4,951 kbd rose from 4,850 kbd in the first half of last year, with increases in most major markets including the U.S., Canada, Europe, Latin America, and the Far East.

Earnings from worldwide chemical operations totaled $339 million in 1994, an increase of over 60 percent from the first six months of last year. Margins in 1994 were higher than the previous year and sales volumes totaled 6,572 kt, up from 6,392 kt in 1993.


                                    -8-
                             EXXON CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (Continued)

FIRST SIX MONTHS 1994 COMPARED WITH FIRST SIX MONTHS 1993 (Continued)

Other operations earned $122 million in the first half of 1994, up from $96 million in 1993, primarily as a result of higher copper prices and coal production.

Corporate and financing charges of $443 million in the first half of 1994, compared with $286 million in 1993 which included $131 million of tax credits.

Net cash generation before financing activities was $2,740 million in the first half of 1994 versus $2,759 million in the same period last year. Operating activities provided net cash of $4,418 million, a decrease of $882 million from 1993's first half, due mainly to lower net income and changes in operational working capital. Investing activities used net cash of $1,678 million, or $863 million less than a year ago, primarily due to higher proceeds from asset dispositions.

Net cash used in financing activities was $1,863 million in the first half of 1994 versus $2,257 million for the year-ago period. The decrease of $394 million mainly reflects the absence of the redemption of preferred securities by an affiliate in 1993. Net outlays for treasury share acquisitions were $103 million versus $108 million in the same period last year. During the first half of 1994, a total of 2.3 million shares were acquired at a cost of $147 million. Purchases are made in the open market and through negotiated transactions. Purchases may be discontinued at any time.

Capital and exploration expenditures totaled $3,536 million in this year's first half, down $178 million from a year ago, reflecting in part the completion of several major development projects in 1993.

Total debt of $12.9 billion at June 30, 1994 was $0.3 billion higher than the level at year-end 1993. The corporation's debt to capital ratio was
25.3 percent at the end of the first six months of 1994, unchanged from year-end 1993.

Over the twelve months ended June 30, 1994, return on average shareholders' equity was 14.0 percent. Return on average capital employed, which includes debt, was 11.1 percent over the same time period.

Although the corporation accesses financial markets from time to time, internally generated funds cover the majority of its financial requirements.

The corporation, as part of its ongoing asset management program, continues to evaluate its mix of assets for potential upgrade.Because of the ongoing nature of this program, dispositions will continue to be made from time to time which will result in either gains or losses.

                             EXXON CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (Concluded)


                               SPECIAL ITEMS
                               _______________

                               Second Quarter    First Six Months
                               ______________    _________________
                               1994      1993    1994        1993
                                        (millions of dollars)
EXPLORATION & PRODUCTION

 Non-U.S.
  Primarily asset dispositions   -        -        -         $20
  Primarily tax related          -       $82      $66	         82

REFINING AND MARKETING

 United States
  Primarily asset dispositions   -        43	       -          43

 Non-U.S.
  Primarily asset dispositions   -       (32)      -         (32)

OTHER OPERATIONS

  Primarily tax related          -        13	       -          13

CORPORATE & FINANCING

  Primarily tax related          -        104	       -         131
                                ___      ____       ___      ____
          TOTAL                  -       $210      $ 66      $257
                                ===      ====      ====      ====

                         PART II - OTHER INFORMATION

                              EXXON CORPORATION

                    FOR THE QUARTER ENDED JUNE 30, 1994


Item 1. Legal Proceedings
______  _________________
As previously reported, a number of lawsuits, including class actions, have been brought in various courts against Exxon Corporation and certain of its subsidiaries relating to the release of crude oil from the tanker Exxon Valdez in 1989. Most of these lawsuits seek unspecified compensatory and punitive damages; several lawsuits seek damages in varying specified amounts. The claims of many individuals have been dismissed or settled.

Civil trial in the United States District Court for the District of Alaska for most of the remaining actions commenced on May 2, 1994. On June 13, 1994, at the conclusion of the first of four phases of the trial, the jury determined that the defendants acted recklessly and therefore could be liable for punitive damages. On August 11, 1994, the jury returned a verdict in phase II-A of the trial finding that fisher plaintiffs were damaged in the amount of $286.8 million, which the corporation believes is in excess of the actual damages fisher plaintiffs suffered. This award is subject to a number of adjustments by the court, including a reduction to reflect payments already made by the corporation to many of these plaintiffs, and possibly to additional legal proceedings.

On July 15, 1994, an agreement was reached with counsel for the Alaska Native class providing for a partial settlement of the Native class claims arising from the Exxon Valdez oil spill. If approved by the court, this partial settlement will require the corporation to pay
$20 million to resolve the Native class claims for replacement cost of lost subsistence harvests resulting from the oil spill. Those claims had been scheduled to be tried in phase II-B of the trial.

In Phase III, the jury will determine the amount of punitive damages, if any, to be assessed against the corporation. The corporation continues to believe that it should not be liable for any punitive damages. If punitive damages are awarded, the corporation intends to pursue all means of recourse available to it.

Phase IV will be a separate proceeding to deal with certain claims for compensatory damages not addressed in prior phases. The total amount of these claims has not yet been specified.

Trial in Alaska state court for damages to certain lands commenced on June 20, 1994. The damages claimed in this trial total approximately $120 million. There are a number of additional cases pending in Alaska state court that are not yet set for trial.

                        PART II - OTHER INFORMATION

                              EXXON CORPORATION

                     FOR THE QUARTER ENDED JUNE 30, 1994


Item 4. Submission of Matters to a Vote of Security Holders
______  ___________________________________________________
At the annual meeting of shareholders on April 27, 1994, the following proposals were voted upon:

  Concerning Election of Directors
                                           Votes         Votes
    Nominees for Director                 Cast For      Withheld
    _____________________               ___________    ___________
    Randolph W. Bromery                 991,705,590     8,126,395
    D. Wayne Calloway                   992,337,613     7,494,372
    Jess Hay                            992,234,875     7,597,110
    William R. Howell                   992,351,838     7,480,147
    Philip E. Lippincott                992,394,611     7,437,373
    Marilyn Carlson Nelson              991,416,633     8,415,352
    Lee R. Raymond                      991,911,460     7,920,525
    Charles R. Sitter                   992,246,639     7,585,346
    John H. Steele                      991,564,122     8,267,863
    Robert E. Wilhelm                   991,873,873     7,958,111
    Joseph D. Williams                  992,267,493     7,564,492

     Concerning Ratification of Appointment of Independent Accountants

           Votes Cast For:              986,879,501
           Votes Cast Against:            8,085,514
           Abstentions:                   4,866,968
           Broker Non-Votes:                   N/A

     Concerning the Annual Meeting Date

           Votes Cast For:               34,444,597
           Votes Cast Against:          822,686,592
           Abstentions:                  28,396,412
           Broker Non-Votes:            114,304,384

     Concerning Mining Operations

           Votes Cast For:               51,016,170
           Votes Cast Against:          795,867,527
           Abstentions:                  38,643,903
           Broker Non-Votes:            114,304,384


See also pages 4 through 7 and pages 14 through 16 of the registrant's definitive proxy statement dated March 4, 1994.

                        PART II - OTHER INFORMATION

                             EXXON CORPORATION

                    FOR THE QUARTER ENDED JUNE 30, 1994



Item 6. Exhibits and Reports on Form 8-K
______  ________________________________
  a)    Exhibits

        None

  b)    Reports on Form 8-K

        The registrant has not filed any reports on Form 8-K during the quarter.

                               EXXON CORPORATION

                                 FORM 10-Q

                    FOR THE QUARTER ENDED JUNE 30, 1994

                                  SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         EXXON CORPORATION



Date:  August 12, 1994                        W. B. Cook
                                  ____________________________________
                                  W. B. Cook, Vice President, Controller
                                      and Principal Accounting Officer