Form 10-Q/A
period 1994-06-30
EXXON CORP
filed 1994-08-15
CIK 34088

FORM 10-Q/A

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

                            EXXON CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (Continued)

OTHER COMMENTS ON SECOND QUARTER COMPARISON (Continued)

Earnings from other operating segments totaled $64 million, up from $48 million in the second quarter 1993. Copper prices and coal production were higher. Corporate and financing expenses of $173 million compared with $106 million in the second quarter of last year, which included a $104 million benefit from non-recurring credits. Net income in the second quarter of 1993 included credits totaling $210 million from tax rate changes and asset dispositions.

Revenue for the second quarter totaled $27,319 million, compared with $27,952 million in the second quarter 1993. Capital and exploration expenditures of $1,959 million compared to $2,138 million in the second quarter 1993.

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

Worldwide crude prices were weaker in 1994, down over $3.00 per barrel on average from 1993. Earnings from U.S. exploration and production operations were $451 million, compared with $490 million in the first half of last year. Lower operating costs and improvements in U.S.
natural gas market conditions, including higher prices and sales volumes, provided some offset to lower crude prices. Earnings from exploration and production operations outside the U.S. were $987 million in 1994, compared with $1,167 million the prior year.

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

                             EXXON CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (Concluded)


                               SPECIAL ITEMS
                               _____________

                               Second Quarter    First Six Months
                               ______________    ________________
                               1994      1993    1994        1993
                                        (millions of dollars)

EXPLORATION & PRODUCTION

 Non-U.S.
  Primarily asset dispositions   -        -         -        $20
  Primarily tax related          -       $82      $66	         82

REFINING AND MARKETING

 United States
  Primarily asset dispositions   -        43	        -         43

 Non-U.S.
  Primarily asset dispositions   -       (32)       -        (32)

OTHER OPERATIONS

  Primarily tax related          -        13	        -         13

CORPORATE & FINANCING

  Primarily tax related          -       104	        -        131
                                ___     ____       ____     ____
          TOTAL                  -      $210       $ 66     $257
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

Civil trial in the United States District Court for the District of Alaska for most of the remaining actions commenced on May 2, 1994. On June 13, 1994, at the conclusion of the first of four phases of the trial, the jury determined that the defendants acted recklessly and therefore could be liable for punitive damages. On August 11, 1994, the jury returned a verdict in phase II-A of the trial finding that fisher plaintiffs were damaged in the amount of $286.8 million. This award is subject to a number of adjustments by the court, including a reduction to reflect payments already made by the corporation to many of these plaintiffs, and possibly to additional legal proceedings.

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

                              EXXON CORPORATION

                     FOR THE QUARTER ENDED JUNE 30, 1994


Item 4. Submission of Matters to a Vote of Security Holders
______  ___________________________________________________

At the annual meeting of shareholders on April 27, 1994, the following proposals were voted upon:

  Concerning Election of Directors
                                           Votes         Votes
    Nominees for Director                 Cast For      Withheld
    _____________________               ___________     _________
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


                                         EXXON CORPORATION



Date:  August 15, 1994                        W. B. Cook
                                  ______________________________________
                                  W. B. Cook, Vice President, Controller
                                      and Principal Accounting Officer