Form 10-Q
period 1994-09-30
EXXON CORP
filed 1994-11-14
CIK 34088

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C. 20549

  ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

       For The Quarterly Period Ended September 30, 1994

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class              Outstanding as of September 30,1994
_______________________________   ________________________________
Common stock, without par value              1,241,455,701


                            EXXON CORPORATION

                               FORM 10-Q

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994


                                  INDEX




                    PART I.  FINANCIAL INFORMATION


                                                                 Page
                                                                Number
Item 1.  Financial Statements
Condensed Consolidated Statement of Income                         3
     Three and nine months ended September 30, 1994 and 1993

Condensed Consolidated Balance Sheet                               4
     As of September 30, 1994 and December 31, 1993

Condensed Consolidated Statement of Cash Flows                     5
    Nine months ended September 30, 1994 and 1993

Notes to Condensed Consolidated Financial Statements               5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                    6-10


                  PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                        11

Item 6.  Exhibits and Reports on Form 8-K                         11

Signature                                                         12














                               -2-

                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        EXXON CORPORATION
            CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (millions of dollars)

                                Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
                                __________________    _________________
                                  1994     1993         1994     1993
REVENUE                         _______    _______    _______    ______
Sales and other operating
 revenue, including excise
 taxes                         $29,237   $27,380     $81,963   $81,881
Earnings from equity interests
 and other revenue                 326       540         883     1,253
                                ______    ______      ______    ______
Total revenue                   29,563    27,920      82,846    83,134
                                ______    ______      ______    ______
COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases 12,353    11,614      34,096    35,163
Operating expenses               3,101     3,035       9,315     9,300
Selling, general and
 administrative expenses         1,783     1,676       5,134     5,046
Depreciation and depletion       1,187     1,210       3,709     3,640
Exploration expenses, including
 dry holes                         147       173         420       449
Interest expense                   126       193         534       534
Excise taxes                     3,190     2,925       8,787     8,585
Other taxes and duties           5,639     4,993      15,577    14,559
Income applicable to minority
 and preferred interests            97        64         189       187
                                ______    ______      ______    ______
Total costs and other
 deductions                     27,623    25,883      77,761    77,463
                                ______    ______      ______    ______

INCOME BEFORE INCOME TAXES       1,940     2,037       5,085     5,671
Income taxes                       785       677       1,885     1,891
                                ______    ______      ______    ______
NET INCOME                     $ 1,155   $ 1,360     $ 3,200   $ 3,780
                                ======    ======      ======    ======
Net income per common share*   $  0.92   $  1.09     $  2.54   $  3.01
Dividends per common share $ 0.72 $ 0.72 $ 2.16 $ 2.16 Average number common shares
 outstanding (millions)        1,241.4   1,241.6     1,241.6   1,241.7


  * Computed as income less dividends on preferred stock divided by the weighted average number of common shares outstanding.





                                 -3-

                        EXXON CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEET
                      (millions of dollars)
                                                Sept. 30,        Dec. 31,
                                                   1994            1993
                                                ________         ________
  ASSETS
Current assets
   Cash and cash equivalents                  $ 1,700         $   983
   Other marketable securities                    725             669
   Notes and accounts receivable - net          7,315           6,860
   Inventories
     Crude oil, products and merchandise        4,703           4,616
     Materials and supplies                       862             856
   Prepaid taxes and expenses                   1,145             875
                                              _______         _______
     Total current assets                      16,450          14,859
Property, plant and equipment - net            63,454          61,962
Investments and other assets                    7,886           7,324
                                              _______         _______
      TOTAL ASSETS                            $87,790         $84,145
                                              =======         =======
LIABILITIES
Current liabilities
   Notes and loans payable                    $ 4,195         $ 4,109
   Accounts payable and accrued liabilities    12,832          12,122
   Income taxes payable                         2,226           2,359
                                              _______         _______
     Total current liabilities                 19,253          18,590
Long-term debt                                  8,936           8,506
Annuity reserves, deferred credits and
 other liabilities                             23,085          22,257
                                              _______         _______
     TOTAL LIABILITIES                         51,274          49,353
                                              _______         _______
SHAREHOLDERS' EQUITY
Preferred stock, without par value:
 Authorized:200 million shares
 Issued:     16 million shares(Convertible,Class A)
 Outstanding: 9 million shares at Sept. 30, 1994  583
             11 million shares at Dec. 31, 1993                   668
Guaranteed LESOP obligation                      (614)           (716)
Common stock, without par value:
 Authorized:  2,000 million shares
 Issued:      1,813 million shares              2,822           2,822
Earnings reinvested                            49,860          49,365
Cumulative foreign exchange translation
 adjustment                                       889            (370)
Common stock held in treasury:
 571 million shares at Sept. 30, 1994         (17,024)
 571 million shares at Dec. 31, 1993                          (16,977)
                                              _______         _______
    TOTAL SHAREHOLDERS' EQUITY                 36,516          34,792
                                              _______         _______
    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY  $87,790         $84,145
                                              =======         =======
The number of shares of common stock issued and outstanding at September 30, 1994 and December 31, 1993 were 1,241,455,701 and 1,241,737,220, respectively.
                                -4-

                        EXXON CORPORATION
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      (millions of dollars)

                                                       Nine Months Ended
                                                       ____Sept. 30,____
                                                     1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES                   ______      _____
   Net income                                         $3,200      $3,780
   Depreciation and depletion                          3,709       3,640
   Changes in operational working capital,
    excluding cash and debt                             (312)      1,051
   All other items - net                                 504           6
                                                      ______       _____
     Net Cash Provided By Operating Activities         7,101       8,477
                                                      ______       _____
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions and additions to property,
    plant and equipment                               (4,646)     (4,841)
   Sales of subsidiaries and property,
    plant and equipment                                  787         934
   Other investing activities - net                      118        (118)
                                                      ______       _____
     Net Cash Used In Investing Activities            (3,741)     (4,025)
                                                      ______       _____
NET CASH GENERATION BEFORE FINANCING ACTIVITIES        3,360       4,452
                                                      ______       _____
CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to long-term debt                           883       1,261
   Reductions in long-term debt                         (336)       (158)
   Additions/(reductions) in short-term debt - net       (60)     (1,268)
   Cash dividends to Exxon shareholders               (2,717)     (2,723)
   Cash dividends to minority interests                 (370)       (202)
   Additions/(reductions) to minority interests and
    sales/(redemptions) of affiliate preferred stock      31        (533)
   Acquisitions of Exxon shares - net                   (132)       (154)
                                                      ______        _____
     Net Cash Used In Financing Activities            (2,701)     (3,777)
                                                      ______       ______
Effects Of Exchange Rate Changes On Cash                  58         (21)
                                                      ______       ______
Increase/(Decrease) In Cash And Cash Equivalents         717         654
Cash And Cash Equivalents At Beginning Of Period         983         898
                                                      ______      ______
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $1,700      $1,552
                                                      ======      ======
SUPPLEMENTAL DISCLOSURES
   Income taxes paid                                  $1,765      $1,409
   Cash interest paid                                 $  517      $  502

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

                              EXXON CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUNCTIONAL EARNINGS SUMMARY        Third Quarter       First Nine Months
                                   _____________       _________________

                                   1994      1993         1994     1993
Petroleum and natural gas          ____      ____         ____     ____
   Exploration and production               (millions of dollars)
     United States               $  208    $  273       $  659   $  763
     Non-U.S.                       408       549        1,395    1,716
   Refining and marketing
     United States                   87       121          125      255
     Non-U.S.                       330       474          881    1,084
                                  _____     _____        ______   _____
Total petroleum and natural gas   1,033     1,417        3,060    3,818
Chemicals
     United States                   80        46          282      183
     Non-U.S.                       118        22          255       94
Other operations                     89        19          211      115
Corporate and financing            (165)     (144)        (608)    (430)
                                  _____     _____        _____    _____
NET INCOME                       $1,155   $ 1,360       $3,200   $3,780
                                  =====     =====        =====    =====

THIRD QUARTER 1994 COMPARED WITH THIRD QUARTER 1993

Exxon Corporation estimated third quarter 1994 net income at $1,155 million, equal to $0.92 per share, compared with $1,360 million, or $1.09 per share, in the same period last year.

Earnings in the third quarter of 1993 included $306 million of credits for asset sales and tax adjustments. Excluding those special items, this quarter's earnings are up ten percent relative to the third quarter of 1993.

In the third quarter of 1994, Exxon's liquids production, natural gas sales, refinery throughput, petroleum product sales, chemical sales and coal sales were all above the levels achieved in the comparable quarter of 1993. Worldwide crude oil prices were slightly higher, but industry refining margins were narrower than in the third quarter of last year.

Exxon's chemical product sales in the third quarter were the highest in over two years, and margins also improved. As a result, chemical earnings more than doubled from a year ago. In addition, earnings from Exxon's other operating segments improved, as coal production increased and copper prices rose.

OTHER COMMENTS ON THIRD QUARTER COMPARISON

Relative to the prior year, third quarter 1994 worldwide production earnings benefited from a modest improvement in crude prices. However, natural gas earnings were negatively impacted by lower gas realizations in the U.S. Third quarter earnings from U.S. exploration and production operations were $208 million, while earnings from operations outside the U.S. were $408 million. Excluding special items, comparable 1993 earnings were $176 million for U.S. operations and $397 million for operations outside the U.S.

                              EXXON CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)


OTHER COMMENTS ON THIRD QUARTER COMPARISON (Continued)


Crude production in the third quarter 1994 was 1,670 kbd (thousand barrels per day) up from 1,620 kbd the prior year. Production from new developments in the U.S. and the North Sea provided most of the increase. Worldwide natural gas production of 4,660 mcfd (million cubic feet per day) was up 41 mcfd from the prior year as reductions in European sales were offset by new production from Exxon's Mobile Bay development in the U.S. and growth in Pacific Rim demand.

Petroleum product margins were lower in this year's third quarter, as product prices did not keep pace with higher crude supply costs, while in the 1993 third quarter product margins benefited from declining crude supply costs. Worldwide petroleum product sales of 5,043 kbd rose 120 kbd compared to the third quarter of last year, with increases in U.S., Europe, Far East and Latin American volumes. Third quarter 1994 earnings from refining and marketing operations in the U.S. were $87 million, compared with $121 million in the third quarter 1993. Earnings from refining and marketing operations outside the U.S. totaled $330 million, versus $474 million in the third quarter last year.

Earnings from chemical operations in the third quarter of this year benefited from improved margins and increased sales. Product sales volumes of 3,307 kt (thousand tons) were up 219 kt over last year's quarter. Third quarter 1994 worldwide chemical earnings were $198 million compared with $68 million last year.

Earnings from other operating segments totaled $89 million, compared with $19 million in third quarter 1993. Coal production increased and copper realizations rose substantially.

Corporate and financing expenses in the third quarter 1994 were $165 million, compared with $144 million last year.

Net income in the third quarter of 1993 included $306 million of tax credits and gains on asset sales; there were no similar credits in the third quarter 1994.

During the third quarter 1994, a Federal District Court jury in Anchorage, Alaska, returned compensatory and punitive damage verdicts in the civil litigation resulting from the accidental grounding of the Exxon Valdez in 1989. See Exxon's Current
Report on Form 8-K dated September 21, 1994. During the quarter, Exxon filed motions to overturn or reduce these verdicts, which are being reviewed by the trial court and may be the subject of appeals to higher courts. Since it is impossible to estimate what the ultimate earnings impact will be, no charge was taken in the third quarter related to these events.

                              EXXON CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)


OTHER COMMENTS ON THIRD QUARTER COMPARISON (Continued)


Revenue for the third quarter totaled $29,563 million. This was an increase from $27,920 million in the third quarter 1993. Capital and exploration expenditures of $1,925 million compared to $2,010 million in the third quarter 1993.

During the third quarter of this year, Exxon purchased 0.6 million shares of its stock for the treasury at a cost of $34 million.

FIRST NINE MONTHS 1994 COMPARED WITH FIRST NINE MONTHS 1993

Net income of $3,200 million for the first nine months of 1994 compared with $3,780 million in 1993. Net income in 1993 included $563 million of net special credits, while the first nine months of 1994 included $66 million of tax related credits.

Although worldwide crude prices improved in the third quarter, through nine months of 1994 prices were weaker, down over $2.00 per barrel on average from 1993. Worldwide crude production of 1,704 kbd was up from 1,648 kbd in 1993, principally as a result of increased production from new developments in the North Sea and Alaska. Natural gas production of 5,757 mcfd rose by six percent versus 1993, largely due to increased U.S. and Pacific Rim production. Excluding special items, earnings from U.S. exploration and production operations were $659 million, compared with $666 million in the first nine months of last year. Outside the U.S., earnings from exploration and production operations were $1,329 million versus $1,462 million in 1993.

Petroleum product margins for the first nine months of 1994 were on average weaker than the prior year, negatively impacting refining and marketing earnings. In addition, an increase in refining maintenance activities this year reduced earnings. Worldwide petroleum product sales of 4,985 kbd were up from 4,875 kbd in the first nine months of 1993, with increases in clean product sales in most major markets. Through the first nine months of this year, U.S. refining and marketing earnings were $125 million, compared with $255 million the prior year. Earnings from refining and marketing operations outside the U.S. were $881 million, versus $1,084 million in 1993.

Earnings from worldwide chemical operations totaled $537 million for the first nine months of 1994, nearly double the earnings level of the prior year. Product margins were higher than in 1993 and sales volume this year totaled 9,879 kt, up from 9,480 kt in the first nine months of 1993.

                              EXXON CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (Continued)


FIRST NINE MONTHS 1994 COMPARED WITH FIRST NINE MONTHS 1993 (Continued)


Earnings from other operating segments totaled $211 million in the first nine months of 1994, up from $115 million in 1993. Coal and copper production increased, and copper prices were significantly higher. Corporate and financing charges of $608 million compared with $430 million in the first nine months of 1993, which benefited from $220 million of tax credits.

Net cash generation before financing activities was $3,360 million in the first nine months of 1994 versus $4,452 million in the same period last year. Operating activities provided net cash of $7,101 million, a decrease of $1,376 million from 1993's first nine months, due mainly to lower net income and changes in operational working capital. Investing activities used net cash of $3,741 million, or $284 million less than a year ago.

Net cash used in financing activities was $2,701 million in the first nine months of 1994 versus $3,777 million for the year-ago period. The decrease of $1,076 million mainly reflects the absence of the redemption of preferred securities by an affiliate in 1993 and increased borrowings. Net outlays for treasury share acquisitions were $132 million versus $154 million in the same period last year. During the first nine months of 1994, a total of 2.9 million shares were acquired at a cost of $181 million. Purchases are made in the open market and through negotiated transactions. Purchases may be discontinued at any time.

Capital and exploration expenditures of $5,461 million in the first nine months of 1994 compared to $5,724 million in the same period last year.

Total debt of $13.1 billion at September 30, 1994 was $0.5 billion higher than the level at year-end 1993. The corporation's debt to capital ratio was 25.3 percent at the end of the first nine months of 1994, unchanged from year-end 1993.

Over the twelve months ended September 30, 1994, return on average shareholders' equity was 13.2 percent. Return on average capital employed, which includes debt, was 10.6 percent over the same time period.

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

                             EXXON CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (Concluded)


                               SPECIAL ITEMS
                               _____________


                               Third Quarter    First Nine Months
                               ______________    ________________
                               1994      1993    1994        1993
                               ____      ____    ____        ____
                                        (millions of dollars)

EXPLORATION & PRODUCTION

 United States
  Primarily asset dispositions   -      $182        -        $182
  Primarily tax related          -       (85)       -         (85)

 Non-U.S.
  Primarily asset dispositions   -       (26)       -          (6)
  Primarily tax related          -       178      $66	        260

REFINING AND MARKETING

 United States
  Primarily asset dispositions   -         -	       -          43
  Primarily tax related          -       (17)       - 	       (17)

 Non-U.S.
  Primarily asset dispositions   -         -        -         (32)
  Primarily tax related          -        23        - 	        23

CHEMICALS

  Primarily tax related          -       (26)       - 	       (26)

OTHER OPERATIONS

  Primarily asset dispositions   -       (12)       -         (12)
  Primarily tax related          -         -        - 	        13


CORPORATE & FINANCING

  Primarily tax related          -        89	       -         220
                                ___     ____       ____      ____
          TOTAL                  -      $306       $ 66      $563
                                ===     ====       ====      ====

                         PART II - OTHER INFORMATION

                              EXXON CORPORATION

                 FOR THE QUARTER ENDED SEPTEMBER 30, 1994


Item 1. Legal Proceedings
______  _________________

On September 30, 1994, the U.S. Environmental Protection Agency issued a Complaint to the registrant proposing civil penalties totaling $258,000 for a number of alleged violations of the Clean Air Act and the Clean Water Act at the registrant's Baton Rouge Chemical Plant. The registrant plans to request a hearing concerning the Complaint.

See also the registrant's Current Report on Form 8-K dated September 21, 1994 for developments in the legal proceedings arising out of the release of crude oil from the tanker Exxon Valdez in 1989.












Item 6. Exhibits and Reports on Form 8-K
________________________________________

  a)  Exhibits

      Exhibit 27, Financial Data Schedule, is included only in the electronic filing of this document.

  b)  Reports on Form 8-K

      The registrant filed a Form 8-K on September 21, 1994.

                               EXXON CORPORATION

                                 FORM 10-Q

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1994

                                  SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         EXXON CORPORATION



Date:  November 11, 1994                      W. B. Cook
                                  ______________________________________
                                  W. B. Cook, Vice President, Controller
                                      and Principal Accounting Officer