Form 10-K
period 1994-12-31
EXXON CORP
filed 1995-03-10
CIK 34088

                                      1994
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1994
                                       OR
    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from         to
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
          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                       ON WHICH REGISTERED
                 -------------------                     -----------------------
COMMON STOCK, WITHOUT PAR VALUE (1,241,794,994 SHARES
 OUTSTANDING AT FEBRUARY 28, 1995)                       NEW YORK STOCK EXCHANGE
REGISTERED SECURITIES GUARANTEED BY REGISTRANT:
 SEARIVER MARITIME FINANCIAL HOLDINGS, INC.
  TWENTY-FIVE YEAR DEBT SECURITIES DUE OCTOBER 1, 2011   NEW YORK STOCK EXCHANGE
 EXXON CAPITAL CORPORATION
  TWELVE YEAR 6% NOTES DUE JULY 1, 2005                  NEW YORK STOCK EXCHANGE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            ----
  The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 1995, based on the closing price on that date of $63 7/8 on the New York Stock Exchange composite tape, was in excess of $79 billion.

  DOCUMENTS INCORPORATED BY REFERENCE:
                1994 ANNUAL REPORT TO SHAREHOLDERS (PARTS I, II AND IV)
                PROXY STATEMENT DATED MARCH 10, 1995 (PART III)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               EXXON CORPORATION
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
                                     PART I
 Item 1.  Business.....................................................      1
 Item 2.  Properties...................................................    1-8
 Item 3.  Legal Proceedings............................................      8
 Item 4.  Submission of Matters to a Vote of Security Holders..........      9

 Executive Officers of the Registrant [pursuant to Instruction 3 to Reg-
  ulation S-K, Item 401(b)].............................................     9


                                    PART II

 Item 5.  Market for Registrant's Common Stock and Related Shareholder
          Matters......................................................     10
 Item 6.  Selected Financial Data......................................     10
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................     10
 Item 8.  Financial Statements and Supplementary Data..................     10
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure.....................................     10


                                    PART III

 Item 10. Directors and Executive Officers of the Registrant...........     10
 Item 11. Executive Compensation.......................................     10
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management...................................................     10
 Item 13. Certain Relationships and Related Transactions...............     10


                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form
          8-K..........................................................     11


 Signatures............................................................. 12-13
 Index to Financial Statements..........................................    14
 Consent of Independent Accountants.....................................    14
 Index to Exhibits......................................................    15

                                     PART I
ITEM 1. BUSINESS.

  Exxon Corporation was incorporated in the State of New Jersey in 1882. Divisions and affiliated companies of Exxon operate or market products in the United States and over 100 other countries. Their principal business is energy, involving exploration for, and production of, crude oil and natural gas, manufacturing of petroleum products and transportation and sale of crude oil, natural gas and petroleum products. Exxon Chemical Company, a division of Exxon, is a major manufacturer and marketer of petrochemicals. Exxon is engaged in exploration for, and mining and sale of, coal and other minerals. Exxon also has an interest in electric power generation in Hong Kong. Affiliates of Exxon conduct extensive research programs in support of these businesses.

  The terms corporation, company, Exxon, our, we and its, as used in this report, sometimes refer not only to Exxon Corporation or to one of its divisions but collectively to all of the companies affiliated with Exxon Corporation or to any one or more of them. The shorter terms are used merely for convenience and simplicity.

  The oil and chemical industries are highly competitive. There is competition within the industries and also with other industries in supplying the energy, fuel and chemical needs of commerce, industry and individuals. The corporation competes with other firms in the sale or purchase of various goods or services in many national and international markets and employs all methods of competition which are lawful and appropriate for such purposes.

  Exxon Chemical is a major producer of basic petrochemicals, including olefins and aromatics, and a leading supplier of specialty rubbers and of additives for fuels and lubricants. Other products manufactured include polyethylene and polypropylene plastics, plasticizers, specialty resins, specialty and commodity solvents and performance chemicals for oil field operations.

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

  In 1994, the corporation spent $1,877 million (of which $603 million were capital expenditures) on environmental conservation projects and expenses worldwide, mostly dealing with air and water conservation. Total expenditures for such activities are expected to be about $1.9 billion in 1995 and 1996 (with capital expenditures in each year representing about 35 percent of the total).

  Operating data and industry segment information for the corporation are contained on pages F3, F20 and F27, information on oil and gas reserves is contained on pages F24 and F25 and information on company-sponsored research and development activities is contained on page F12 of the accompanying financial section of the 1994 Annual Report to shareholders.*

ITEM 2. PROPERTIES.

  Part of the information in response to this item and to the Securities Exchange Act Industry Guide 2 is contained in the accompanying financial section of the 1994 Annual Report to shareholders in Note 8, which note appears on page F13, and on pages F3, and F22 through F27.*
- --------
  *Only the data appearing on pages F1 and F3 through F27 of the accompanying financial section of the 1994 Annual Report to shareholders, incorporated in this report as Exhibit 13, are deemed to be filed as part of this Annual Report on Form 10-K as indicated under Items 1, 2, 3, 5, 6, 7 and 8 and on page 14.

  Information with regard to oil and gas producing activities follows:

1. NET RESERVES OF CRUDE OIL AND NATURAL GAS LIQUIDS (MILLIONS OF BARRELS) AND NATURAL GAS (BILLIONS OF CUBIC FEET) AT YEAR-END 1994

  Estimated proved reserves are shown on pages F24 and F25 of the accompanying financial section of the 1994 Annual Report to shareholders. No major discovery or other favorable or adverse event has occurred since December 31, 1994 that would cause a significant change in the estimated proved reserves as of that date. The oil sands reserves shown separately for Canada represent synthetic crude oil expected to be recovered from Imperial Oil Limited's 25 percent interest in the net reserves set aside for the Syncrude project, as presently defined by government permit. For information on the standardized measure of discounted future net cash flows relating to proved oil and gas reserves, see page F26 of the accompanying financial section of the 1994 Annual Report to shareholders.

2. ESTIMATES OF TOTAL NET PROVED OIL AND GAS RESERVES FILED WITH OTHER FEDERAL AGENCIES

  During 1994, the company filed proved reserve estimates with the U.S. Department of Energy on Forms EIA-23 and EIA-28. The information is consistent with the 1993 Annual Report to shareholders with the exception of EIA-23 which covered total oil and gas reserves from Exxon-operated properties in the U.S. and does not include gas plant liquids.

3. AVERAGE SALES PRICES AND PRODUCTION COSTS PER UNIT OF PRODUCTION

  Incorporated by reference to page F22 of the accompanying financial section of the 1994 Annual Report to shareholders. Average sales prices have been calculated by using sales quantities from our own production as the divisor. Average production costs have been computed by using net production quantities for the divisor. The volumes of crude oil and natural gas liquids (NGL) production used for this computation are shown in the reserves table on page F24 of the accompanying financial section of the 1994 Annual Report to shareholders. The net production volumes of natural gas available for sale by the producing function used in this calculation are shown on page F27 of the accompanying financial section of the 1994 Annual Report to shareholders. The volumes of natural gas were converted to oil equivalent barrels based on a conversion factor of six thousand cubic feet per barrel.

4. GROSS AND NET PRODUCTIVE WELLS

                                                            YEAR-END 1994
                                                      --------------------------
                                                           OIL          GAS
                                                      ------------- ------------
                                                      GROSS   NET   GROSS   NET
                                                      ------ ------ ------ -----
   United States..................................... 19,522  6,889  4,967 2,049
   Canada............................................  6,665  3,909  5,470 2,938
   Europe............................................  1,780    565  1,012   336
   Asia-Pacific......................................  1,166    656    439   118
   Other.............................................    743    118     17     6
                                                      ------ ------ ------ -----
    Total............................................ 29,876 12,137 11,905 5,447
                                                      ====== ====== ====== =====

5. GROSS AND NET DEVELOPED ACREAGE

                                                                   YEAR-END 1994
                                                                   -------------
                                                                   GROSS   NET
                                                                   ------ ------
                                                                   (THOUSANDS OF
                                                                      ACRES)
   United States..................................................  5,377  3,960
   Canada.........................................................  4,085  1,906
   Europe......................................................... 11,912  3,730
   Asia-Pacific...................................................  5,652  2,904
   Other..........................................................  7,290  1,099
                                                                   ------ ------
    Total......................................................... 34,316 13,599
                                                                   ====== ======

  Note: Separate acreage data for oil and gas are not maintained because, in many instances, both are produced from the same acreage.

6. GROSS AND NET UNDEVELOPED ACREAGE

                                                                  YEAR-END 1994
                                                                  --------------
                                                                   GROSS   NET
                                                                  ------- ------
                                                                  (THOUSANDS OF
                                                                      ACRES)
   United States.................................................   5,261  3,862
   Canada........................................................   4,383  2,492
   Europe........................................................  16,447  6,076
   Asia-Pacific..................................................  51,428 21,943
   Other.........................................................  47,361 18,865
                                                                  ------- ------
    Total........................................................ 124,880 53,238
                                                                  ======= ======

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

  Cold Lake oil sands leases were taken for an initial 21-year term in 1968-69 and renewed for a second 21-year term in 1989-1990. All undeveloped Athabasca oil sands leases are currently in their second 21-year term after being renewed between 1980 and 1987. They may be renewed for a third term of 15 years if the leaseholder files a development plan with the Alberta regulatory authority. The regulatory approval received for Syncrude has set the expiry date of the current production lease at 2025.

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

  France

  Exploration permits are granted for periods of three to five years, renewable up to two times accompanied by substantial acreage relinquishments:
50 percent of the acreage at first renewal; 25 percent of the remaining acreage at second renewal. A new law, effective July 15, 1994, requires a bidding process prior to granting of an exploration permit. Upon discovery of commercial hydrocarbons, a production concession is granted for up to 50 years, renewable in periods of 25 years each.

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

  Malaysia

  Exploration and production activities are governed by production sharing contracts negotiated with the national oil company. These contracts typically have an overall term of 20 years with possible extensions to the exploration or development periods. The exploration period is usually three years with the possibility of a two-year extension, after which time areas with no commercial discoveries must be relinquished. The development period is two years from commercial discovery, with an option to extend the period for an additional two years and possibly longer under special circumstances. Areas from which commercial production has not started by the end of the development period must be relinquished. The total production period is typically 15 years from first commercial lifting, not to exceed the overall term of the contract.

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

  Egypt

  Exploration and production activities are governed by concession agreements negotiated with the government. These agreements generally permit three exploration periods, with the first period being three years, and the remaining two optional periods being two years each with 25 percent of the remaining acreage relinquished at each renewal. Production operations have an overall term of 30 years, with an option for a ten-year extension.

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

8. NUMBER OF NET PRODUCTIVE AND DRY WELLS DRILLED

                                                                  1994 1993 1992
                                                                  ---- ---- ----
A. Net Productive Exploratory Wells Drilled
    United States.................................................   5    2    5
    Canada........................................................  --    2    3
    Europe........................................................   6    7   11
    Asia-Pacific..................................................   9    7   16
    Other.........................................................   3    3    2
                                                                   ---  ---  ---
     Total........................................................  23   21   37
                                                                   ---  ---  ---
B. Net Dry Exploratory Wells Drilled
    United States.................................................   3   12   11
    Canada........................................................   2    1    2
    Europe........................................................   6    6   13
    Asia-Pacific..................................................   7    6   10
    Other.........................................................   5    1    7
                                                                   ---  ---  ---
     Total........................................................  23   26   43
                                                                   ---  ---  ---
C. Net Productive Development Wells Drilled
    United States................................................. 188  193  109
    Canada........................................................ 143  216   50
    Europe........................................................  25   19   22
    Asia-Pacific..................................................  57   61   64
    Other.........................................................  10   10   12
                                                                   ---  ---  ---
     Total........................................................ 423  499  257
                                                                   ---  ---  ---
D. Net Dry Development Wells Drilled
    United States.................................................  15   24   17
    Canada........................................................   9    6   --
    Europe........................................................   1   --   --
    Asia-Pacific..................................................  --    3    3
    Other.........................................................  --    2    3
                                                                   ---  ---  ---
     Total........................................................  25   35   23
                                                                   ---  ---  ---
    Total number of net wells drilled............................. 494  581  360
                                                                   ===  ===  ===

9. PRESENT ACTIVITIES

A. Wells Drilling -- Year-End 1994

                                                                       GROSS NET
                                                                       ----- ---
   United States......................................................   80   34
   Canada.............................................................    8    4
   Europe.............................................................   32    9
   Asia-Pacific.......................................................   14    8
   Other..............................................................    6    2
                                                                        ---  ---
    Total.............................................................  140   57
                                                                        ===  ===

B. Review of Principal Ongoing Activities in Key Areas

UNITED STATES

  During 1994, exploration activities were coordinated by Exxon Exploration Company and producing activities by Exxon Company, U.S.A., both divisions of Exxon Corporation. Some of the more significant ongoing activities are:

  . Exploration and delineation of additional hydrocarbon resources continued. At year-end 1994, Exxon's inventory of undeveloped acreage totaled 3.9 million net acres. Exxon is active in areas onshore and offshore in the lower 48 states and in Alaska. A total of 8 net exploration and delineation wells were completed during 1994.

  . During 1994, 150 net development wells were completed within and around mature fields in the inland lower 48 states.

  . Exxon's net acreage in the Gulf of Mexico at year-end 1994 was 1.2 million acres. A total of 33 net exploratory and development wells were completed during the year.

  . There were no new major projects which started up in 1994. The Ram-Powell project was approved which will involve setting a tension-leg platform (TLP) in approximately 3200 feet of water and drilling 17 initial development wells. Start up is expected in 1997.

  . Participation in Alaska production and development continued. The second phase of a major Prudhoe Bay Unit gas handling expansion project was started up in September 1994. This additional gas handling capacity will help slow the natural decline from this giant oil field. At the Point McIntyre field, water injection and oil production from the second drill site began in July 1994. Production rates increased to 46 thousand barrels per day (net) by year-end.

CANADA

  During 1994, exploration and production activities in Canada were conducted by the Resources Division of Imperial Oil Limited, which is 69.6 percent owned by Exxon Corporation. Some of the more significant ongoing activities are:

  . Commercial bitumen production from Cold Lake averaged 84 thousand barrels per day during 1994. Plans progressed to expand the steam-injection, bitumen recovery operations. When complete in 1996, bitumen production should increase more than 20 thousand barrels per day.

  . The Syncrude plant, 25 percent owned by Imperial and located in northern Alberta, completed its 16th year of operations. Gross synthetic crude production averaged 190 thousand barrels per day in 1994.

OUTSIDE NORTH AMERICA

  During 1994, exploration activities were conducted by Exxon Exploration Company and producing activities by Exxon Company, International, both divisions of Exxon Corporation. Some of the more significant ongoing activities include:

  United Kingdom

  Exxon's share of licenses held in United Kingdom waters totaled 1.7 million net acres at year-end 1994, with 19.4 net exploration and development wells completed during the year. In 1994, first production began at the Nelson, Galleon and Brent South fields and development of the Pelican and Schooner fields was approved. Barque Extension field is scheduled to start up in 1995 while redevelopment of the Brent field is proceeding as planned.

  Netherlands

  Exxon's interest in licenses totaled 2.7 million net acres at year-end 1994. During the year, 6.0 net exploration and development wells were completed. Onshore operations continued at Groningen, one of the world's largest gas fields. Also onshore, the Munnekezijl field started up in 1994, while the Pernis-West field is expected to start up in 1995.

  Norway

  A total of 0.3 million net acres offshore were under license to Exxon at year-end 1994, and 5.0 net exploration and development wells were completed during the year. Production was initiated at the Tordis and Statfjord East fields while the Odin field ceased production during 1994. Projects for development of the Statfjord North and Sleipner West fields are continuing as planned, with first production currently scheduled for 1995-1996.

  France

  Exxon holds 0.9 million net acres onshore under license in France. During 1994, 4.6 net exploration and development wells were drilled and completed.

  Germany

  A total of 3.9 million net acres were held by Exxon in Germany at year-end 1994, with 3.5 net exploration and development wells drilled and completed during the year.

  Australia

  Exxon's year-end 1994 acreage holdings totaled 7.7 million net acres onshore and 2.7 million net acres offshore, with exploration and production activities underway in both areas. During 1994, 13.5 net exploration and development wells were completed. Projects are progressing for the offshore development of the West Tuna and Bream B fields with first production anticipated in 1996.

  Malaysia

  Exxon has interests in production sharing contracts covering 4.2 million net acres offshore Peninsular Malaysia. During 1994, a total of 58.5 net exploration and development wells were completed. Development activity continued in the Seligi field with the continuation of development drilling. Also, additional compression facilities were installed at the Jerneh field with commissioning expected in 1995. Development drilling was initiated on the Guntong D and Tabu B platforms.

  Indonesia

  Exxon acreage holdings totaled 2.4 million net acres onshore and 0.5 million net acres offshore Indonesia, with exploration and production activities being undertaken in both areas. A total of 0.5 net exploration and development wells were completed during 1994.

  Thailand

  Exxon's net interest acreage in the Khorat concession onshore Thailand totaled 0.1 million acres at year-end 1994.

  Republic of Yemen

  Exxon's net interest acreage in the Republic of Yemen production sharing agreement areas totaled 0.9 million acres onshore at year-end 1994. During 1994, 7.7 net exploration and development wells were drilled and completed.

  Egypt

  Exxon is engaged in exploration and production activities in two contract areas, with net acreage holdings totaling 0.1 million acres with 5.0 net exploration and development wells completed during 1994.

  Colombia

  A total of 0.2 million net acres onshore were held by Exxon at year-end 1994, with 1.3 net exploration and development wells being completed during the year.

WORLDWIDE EXPLORATION

  Exploration activities were underway during 1994 in several areas in which Exxon has no established production operations. A total of 25.9 million net acres were held at year-end 1994, and 3.5 net exploration wells were completed during the year.

ITEM 3. LEGAL PROCEEDINGS.

  As reported in the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, the U.S. Environmental Protection Agency ("EPA") has issued a notice to Exxon Chemical Company alleging violation of certain new source performance standards under the Clean Air Act applicable to a volatile organic compound storage tank. In December 1994, the EPA proposed a penalty of $144,000.

  The registrant believes that the EPA and the U.S. Department of Justice are contemplating bringing a proceeding against the registrant to recover penalties for alleged violations of the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act at the registrant's Baton Rouge Refinery.

  Refer to the relevant portions of Note 18 on page F18 of the accompanying financial section of the 1994 Annual Report to shareholders for further information on legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                               ----------------

EXECUTIVE OFFICERS OF THE REGISTRANT [pursuant to Instruction 3 to Regulation S-K, Item 401(b)].

                            AGE AS OF
                            MARCH 31,
   NAME                       1995             TITLE    (HELD OFFICE SINCE)
   ----                     --------- -----------------------------------------------
   L. R. Raymond...........     56    Chairman of the Board (1993)
   C. R. Sitter............     64    President (1993)
   E. J. Hess..............     61    Senior Vice President (1993)
   H. J. Longwell..........     53    Senior Vice President (1995)
   R. E. Wilhelm...........     54    Senior Vice President (1990)
   A. W. Atkiss............     55    Vice President -- Public Affairs (1995)
   A. L. Condray...........     52    Vice President (1995)
   W. B. Cook..............     59    Vice President and Controller (1994)
   R. Dahan................     53    Vice President (1992)
   S. F. Goldmann..........     50    General Manager -- Corporate Planning (1993)
   G. L. Graves............     56    Vice President -- Environment and Safety (1993)
   C. W. Matthews, Jr. ....     50    Vice President and General Counsel (1995)
   T. J. McDonagh, M.D.....     63    Vice President -- Medicine and Occupational
                                        Health (1981)
   R. B. Nesbitt...........     61    Vice President (1992)
   E. A. Robinson..........     61    Vice President and Treasurer (1983)
   C. D. Roxburgh..........     56    Vice President (1995)
   D. S. Sanders...........     55    Vice President -- Human Resources (1994)
   D. E. Smiley............     63    Vice President -- Washington Office (1978)
   P. E. Sullivan..........     51    Vice President and General Tax Counsel (1995)
   J. L. Thompson..........     55    Vice President (1991)
   T. P. Townsend..........     58    Vice President -- Investor Relations (1990)
                                       and Secretary (1995)

  For at least the past five years, Messrs. Raymond, Sitter, Hess, Wilhelm, McDonagh, Robinson, Smiley and Townsend have been employed as executives of the registrant.

  The following executive officers of the registrant have also served as executives of the subsidiaries, affiliates or divisions of the registrant shown opposite their names during the five years preceding December 31, 1994.

   Exxon Chemical Company................ Nesbitt and Sanders
   Exxon Coal and Minerals Company....... Roxburgh
   Exxon Company, International.......... Atkiss, Cook, Dahan, Graves, Longwell,
                                           Roxburgh and Thompson
   Exxon Company, U.S.A.................. Condray, Goldmann, Longwell, Matthews,
                                           Sanders and Sullivan
   Exxon Exploration Company............. Thompson

  Officers are generally elected by the Board of Directors at its meeting on the day of each annual election of directors, each such officer to serve until his or her successor has been elected and qualified.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

  Incorporated by reference to the quarterly information which appears on page F21 of the accompanying financial section of the 1994 Annual Report to shareholders.

ITEM 6.  SELECTED FINANCIAL DATA.

  Incorporated by reference to page F3 of the accompanying financial section of the 1994 Annual Report to shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Incorporated by reference to pages F4 through F7 of the accompanying financial section of the 1994 Annual Report to shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Reference is made to the Index to Financial Statements on page 14 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Incorporated by reference to the relevant portions of pages 4 through 8 (excluding the portion of page 8 entitled "Transactions with Management") of the registrant's definitive proxy statement dated March 10, 1995.

ITEM 11. EXECUTIVE COMPENSATION.

  Incorporated by reference to the fourth through seventh paragraphs of page 2, and pages 9 through 12 (excluding the portion of page 12 entitled "Board Compensation Committee Report on Executive Compensation") of the registrant's definitive proxy statement dated March 10, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Incorporated by reference to the relevant portions of pages 4 through 8 (excluding the portion of page 8 entitled "Transactions with Management" and "Section 16(a) Reports") of the registrant's definitive proxy statement dated March 10, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Incorporated by reference to the portion of page 8 entitled "Transactions with Management" of the registrant's definitive proxy statement dated March 10, 1995.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)  (1) and (a) (2) Financial Statements:
       See Index to Financial Statements on page 14 of this Annual Report on Form 10-K.

  (a)  (3) Exhibits:
       See Index to Exhibits on page 15 of this Annual Report on Form 10-K.

  (b)  Reports on Form 8-K.
       The registrant did not file any reports on Form 8-K during the last quarter of 1994.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          EXXON CORPORATION


                                          By:        /s/ LEE R. RAYMOND
                                             ----------------------------------
                                                      (Lee R. Raymond,
                                                   Chairman of the Board)

Dated March 10, 1995

                               ----------------

                               POWER OF ATTORNEY

  EACH PERSON WHOSE SIGNATURE APPEARS BELOW CONSTITUTES AND APPOINTS JAMES I. ALCOCK, RICHARD E. GUTMAN AND FRANK A. RISCH, AND EACH OF THEM, HIS OR HER TRUE AND LAWFUL ATTORNEYS-IN-FACT AND AGENTS, WITH FULL POWER OF SUBSTITUTION AND RESUBSTITUTION, FOR HIM OR HER AND IN HIS OR HER NAME, PLACE AND STEAD, IN ANY AND ALL CAPACITIES, TO SIGN ANY AND ALL AMENDMENTS TO THIS ANNUAL REPORT ON FORM 10-K, AND TO FILE THE SAME, WITH ALL EXHIBITS THERETO, AND OTHER DOCUMENTS IN CONECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, GRANTING UNTO SAID ATTORNEYS-IN-FACT AND AGENTS, AND EACH OF THEM, FULL POWER AND AUTHORITY TO DO AND PERFORM EACH AND EVERY ACT AND THING REQUISITE AND NECESSARY TO BE DONE, AS FULLY TO ALL INTENTS AND PURPOSES AS HE OR SHE MIGHT OR COULD DO IN PERSON, HEREBY RATIFYING AND CONFIRMING ALL THAT SAID ATTORNEYS-IN-FACT AND AGENTS OR ANY OF THEM, OR THEIR OR HIS OR HER SUBSTITUTE OR SUBSTITUTES, MAY LAWFULLY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

                               ----------------

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

            /s/ LEE R. RAYMOND                  Chairman of the Board     March 10, 1995
- ------------------------------------------- (Principal Executive Officer)
             (Lee R. Raymond)

          /s/ RANDOLPH W. BROMERY                     Director            March 10, 1995
- -------------------------------------------
           (Randolph W. Bromery)

           /s/ D. WAYNE CALLOWAY                      Director            March 10, 1995
- -------------------------------------------
            (D. Wayne Calloway)

               /s/ JESS HAY                           Director            March 10, 1995
- -------------------------------------------
                (Jess Hay)

           /s/ JAMES R. HOUGHTON                      Director            March 10, 1995
- -------------------------------------------
            (James R. Houghton)

           /s/ WILLIAM R. HOWELL                      Director            March 10, 1995
- -------------------------------------------
            (William R. Howell)

         /s/ PHILIP E. LIPPINCOTT                     Director            March 10, 1995
- -------------------------------------------
          (Philip E. Lippincott)

        /s/ MARILYN CARLSON NELSON                    Director            March 10, 1995
- -------------------------------------------
         (Marilyn Carlson Nelson)

           /s/ CHARLES R. SITTER                      Director            March 10, 1995
- -------------------------------------------
            (Charles R. Sitter)

            /s/ JOHN H. STEELE                        Director            March 10, 1995
- -------------------------------------------
             (John H. Steele)

           /s/ ROBERT E. WILHELM                      Director            March 10, 1995
- -------------------------------------------
            (Robert E. Wilhelm)

          /s/ JOSEPH D. WILLIAMS                      Director            March 10, 1995
- -------------------------------------------
           (Joseph D. Williams)

             /s/ W. BRUCE COOK                  Controller (Principal     March 10, 1995
- -------------------------------------------      Accounting Officer)
              (W. Bruce Cook)

           /s/ EDGAR A. ROBINSON                Treasurer (Principal      March 10, 1995
- -------------------------------------------      Financial Officer)
            (Edgar A. Robinson)

                         INDEX TO FINANCIAL STATEMENTS

  The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated February 22, 1995, appearing on pages F8 to F20; the Quarterly Information appearing on page F21; and the Supplemental Information on Oil and Gas Exploration and Production Activities appearing on pages F22 to F26 of the accompanying financial section of the 1994 Annual Report to shareholders are incorporated in this Annual Report on Form 10-K as Exhibit 13. With the exception of the aforementioned information, no other data appearing in the accompanying financial section of the 1994 Annual Report to shareholders is deemed to be filed as part of this Annual Report on Form 10-K under Item 8. Consolidated Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the following Prospectuses constituting part of the Registration Statements on:

   Form S-3 (No. 33-49417)  --Exxon Corporation Shareholder Investment Program;
   Form S-8 (No. 33-51107)  --1993 Incentive Program of Exxon Corporation (together with 1983 Stock Option and 1988 Long Term Incentive
                              Plans of Exxon Corporation);
   Form S-8 (No. 33-19057)  --Thrift Plans of Exxon Corporation and Participating
                              Affiliated Employers;
   Form S-3 (No. 33-48919)  --Guaranteed Debt Securities and Warrants to Purchase
                              Guaranteed Debt Securities of Exxon Capital Corporation;
   Form S-3 (No. 33-8922)   --Guaranteed Debt Securities of SeaRiver Maritime
                              Financial Holdings, Inc. (formerly Exxon Shipping
                              Company)

of our report dated February 22, 1995 appearing on page F11 of the accompanying financial section of the 1994 Annual Report to shareholders of Exxon Corporation which is incorporated as Exhibit 13 in this Annual Report on Form 10-K.

Price Waterhouse LLP

Dallas, Texas
March 10, 1995

                               INDEX TO EXHIBITS

 3(i).         Registrant's Restated Certificate of Incorporation, as
                restated November 1, 1991 (incorporated by reference to
                Exhibit 3(a) to the registrant's Annual Report on Form
                10-K for 1991).

 3(ii).        Registrant's By-Laws, as revised to October 27, 1993
                (incorporated by reference to Exhibit 3(ii) to the
                registrant's Annual Report on Form 10-K for 1993).

 10(iii)(a).   Registrant's 1993 Incentive Program (incorporated by
                reference to pages 22 through 27 of the registrant's
                definitive proxy statement dated March 5, 1993).*

 10(iii)(b).   Registrant's Plan for Deferral of Nonemployee Director
                Compensation and Fees, as amended (incorporated by
                reference to Exhibit 10(iii)(b) to the registrant's
                Annual Report on Form 10-K for 1993).*

 10(iii)(c).   Registrant's Restricted Stock Plan for Nonemployee
                Directors, as amended.*

 10(iii)(d).   Supplemental life insurance (incorporated by reference to
                Exhibit 10(iii)(d) to the registrant's Annual Report on
                Form 10-K for 1992).*

 10(iii)(e).   Registrant's Short Term Incentive Program (incorporated by reference to Exhibit 10(iii)(e) to the registrant's
                Annual Report on Form 10-K for 1993).*

 12.           Computation of ratio of earnings to fixed charges.

 13.           Pages F1 and F3 through F27 of the Financial Section of
                the registrant's 1994 Annual Report to shareholders.

 21.           Subsidiaries of the registrant.

 23.           Consent of Independent Accountants (contained on page 14
                of this Annual Report on Form 10-K).

 27.           Financial Data Schedule (included only in the electronic
                filing of this document).

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