Form 10-Q
period 1995-03-31
EXXON CORP
filed 1995-05-11
CIK 34088

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

  ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                Outstanding as of March 31, 1995
_______________________________  ________________________________
Common stock, without par value              1,242,233,354


                          EXXON CORPORATION

                            FORM 10-Q

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995


                       TABLE OF CONTENTS




                 PART I.  FINANCIAL INFORMATION


                                                            Page
                                                           Number
Item 1.  Financial Statements
Condensed Consolidated Statement of Income                    3
     Three months ended March 31, 1995 and 1994

Condensed Consolidated Balance Sheet                          4
     As of March 31, 1995 and December 31, 1994

Condensed Consolidated Statement of Cash Flows                5
     Three months ended March 31, 1995 and 1994

Notes to Condensed Consolidated Financial Statements          5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                6-9


         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                   10

Item 6.  Exhibits and Reports on Form 8-K                    10

Signature                                                    11

                      PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                           EXXON CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF INCOME
                         (millions of dollars)

                                                 Three Months Ended
                                                       March 31,
                                                 __________________
REVENUE                                             1995       1994
Sales and other operating revenue,               _______     ______
 including excise taxes                          $29,197    $25,624
Earnings from equity interests and other
 revenue                                             582        340
                                                 _______    _______
Total revenue                                     29,779     25,964
                                                 _______    _______

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases                   12,240     10,255
Operating expenses                                 3,042      3,070
Selling, general and administrative expenses       1,731      1,616
Depreciation and depletion                         1,336      1,289
Exploration expenses, including dry holes            168        138
Interest expense                                     143        301
Excise taxes                                       3,070      2,741
Other taxes and duties                             5,464      4,792
Income applicable to minority and preferred
 interests                                            74         54
                                                 _______    _______
Total costs and other deductions                  27,268     24,256
                                                 _______    _______

INCOME BEFORE INCOME TAXES                         2,511      1,708
Income taxes                                         851        548
                                                 _______    _______
NET INCOME                                       $ 1,660    $ 1,160
                                                 =======    =======

Net income per common share*                     $  1.33    $  0.92
Dividends per common share                       $  0.75    $  0.72
Average number common shares outstanding
 (millions)                                      1,241.9    1,241.9


* Computed as income less dividends on preferred stock divided by the weighted average number of common shares outstanding.

                              EXXON CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEET
                            (millions of dollars)

                                                  March 31,   Dec. 31,
                                                     1995       1994
ASSETS                                           _______     _______
Current assets
   Cash and cash equivalents                     $ 2,770    $ 1,157
   Other marketable securities                       404        618
   Notes and accounts receivable - net             8,431      8,073
   Inventories
     Crude oil, products and merchandise           4,704      4,717
     Materials and supplies                          818        824
   Prepaid taxes and expenses                      1,325      1,071
                                                 _______    _______
Total current assets                              18,452     16,460
Property, plant and equipment - net               64,535     63,425
Investments and other assets                       8,284      7,977
                                                 _______    _______

     TOTAL ASSETS                                $91,271    $87,862
                                                 =======    =======
LIABILITIES
Current liabilities
   Notes and loans payable                       $ 3,581    $ 3,858
   Accounts payable and accrued liabilities       13,925     13,391
   Income taxes payable                            2,459      2,244
     Total current liabilities                    19,965     19,493
Long-term debt                                     9,178      8,831
Annuity reserves, deferred credits and other
 liabilities                                      22,946     22,123

     TOTAL LIABILITIES                            52,089     50,447
                                                 _______    _______
SHAREHOLDERS' EQUITY
Preferred stock, without par value:
   Authorized:200 million shares
   Outstanding: 9 million shares at Mar. 31, 1995     526
                9 million shares at Dec. 31, 1994                554
Guaranteed LESOP obligation                          (613)      (613)
Common stock, without par value:
   Authorized:  2,000 million shares
   Issued:      1,813 million shares                2,822      2,822
Earnings reinvested                                51,542     50,821
Cumulative foreign exchange translation adjustment  1,915        848
Common stock held in treasury:
     571 million shares at Mar. 31, 1995          (17,010)
     571 million shares at Dec. 31, 1994                     (17,017)
                                                  _______    _______
     TOTAL SHAREHOLDERS' EQUITY                    39,182     37,415
                                                  _______    _______

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $91,271    $87,862
                                                  =======    =======

The number of shares of common stock issued and outstanding at March 31, 1995 and December 31, 1994 were 1,242,233,354 and 1,241,744,053, respectively.

                            EXXON CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (millions of dollars)
                                                 Three Months Ended
                                                 _____March 31,____
                                                   1995        1994
                                                 ______       ______
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                   $1,660      $1,160
   Depreciation and depletion                    1,336       1,289
   Changes in operational working capital,
    excluding cash and debt                        212        (145)
   All other items - net                            74          59
                                                ______       ______
     Net Cash Provided By Operating Activities   3,282       2,363
                                                 _____       ______
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions and additions to property,
     plant and equipment                        (1,399)     (1,328)
   Sales of subsidiaries and property,
     plant and equipment                           115         331
   Other investing activities - net                490         432
                                                ______      ______
     Net Cash Used In Investing Activities        (794)       (565)
                                                ______      ______
NET CASH GENERATION BEFORE FINANCING ACTIVITIES  2,488       1,798

CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to long-term debt                     527         584
   Reductions in long-term debt                    (82)       (256)
   Additions/(reductions) in short-term debt-net  (399)       (410)
   Cash dividends to Exxon shareholders           (942)       (906)
   Cash dividends to minority interests            (76)       (102)
   Additions/(reductions) to minority interests
    and sales/(redemptions) of affiliate
    preferred stock                                 14          27
   Acquisitions of Exxon shares - net              (21)        (48)
                                                ______      ______
     Net Cash Used In Financing Activities        (979)     (1,111)
                                                ______      ______
Effects Of Exchange Rate Changes On Cash           104         (22)
                                                ______      ______
Increase/(Decrease) In Cash And Cash Equivalents 1,613         665
Cash And Cash Equivalents At Beginning Of Period 1,157         983
                                                ______      ______
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $2,770      $1,648
                                                ======      ======
SUPPLEMENTAL DISCLOSURES
   Income taxes paid                            $  441      $  799
   Cash interest paid                           $  224      $  139

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
These condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the S.E.C. in the corporation's 1994 Annual Report on Form 10-K. In the opinion of the corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. The corporation's exploration and production activities are accounted for under the "successful efforts" method.
                                   -5-


                              EXXON CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUNCTIONAL EARNINGS SUMMARY
                                              First Quarter
                                              _____________
                                              1995     1994
                                              ____     ____
                                           (millions of dollars)

Petroleum and natural gas
   Exploration and production
     United States                          $  209   $  245
     Non-U.S.                                  757      590
   Refining and marketing
     United States                              16       39
     Non-U.S.                                  184      349
                                             _____    _____
Total petroleum and natural gas              1,166    1,223
Chemicals
     United States                             230       92
     Non-U.S.                                  317       57
Other operations                               113       58
Corporate and financing                       (166)    (270)
                                             _____    _____
NET INCOME                                  $1,660   $1,160
                                            ======   ======


FIRST QUARTER 1995 COMPARED WITH FIRST QUARTER 1994

Exxon Corporation estimated first quarter 1995 net income at $1,660 million, or $1.33 per share, compared with $1,160 million, or $0.92 per share, in the same period last year.

Exxon's earnings of over $1.6 billion in the first quarter were significantly above the first quarter of last year as a result of improvements in the operating performance of most business segments. Relative to the first quarter of last year, crude, chemicals and copper prices were considerably stronger, and Exxon increased liquids and copper production, as well as sales of petroleum and chemicals products. Chemical earnings rose to record levels in the first quarter, more than tripling the results of a year ago. Improvements in crude prices and liquids production more than offset the effect of unseasonably warm weather which reduced natural gas sales, particularly in Europe, and further depressed natural gas prices in the U.S. Downstream results, however, were disappointing as petroleum product prices did not keep pace with rising crude supply costs. This, coupled with an industry wide over supply situation, exerted strong downward pressure on refining margins in all major markets.

During the quarter, Exxon maintained its active investment program spending over $1.7 billion on capital and exploration projects and advancing several large initiatives, including projects in Azerbaijan, China and Russia.

                              EXXON CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (Continued)

OTHER COMMENTS ON FIRST QUARTER COMPARISON

During the first quarter, worldwide production earnings benefited from crude prices that were on average more than $3.00 per barrel above the prior year. Natural gas prices in Europe also moved higher, benefiting from improved contract terms. However, unseasonably warm weather resulted in lower natural gas sales, particularly in Europe, and lower natural gas prices in the U.S.

Worldwide crude production was 1,776 kbd (thousand barrels per day) up from 1,742 kbd in 1994. The increase in production came from developments in Malaysia and the North Sea, and the highest U.S. quarterly production in three years. Worldwide natural gas production of 7,159 mcfd (million cubic feet per day) was down 118 mcfd from the first quarter of last year as increased production in the Asia-Pacific region was offset by lower demand in Europe and the U.S.

Exploration and production earnings in the U.S. were $209 million, down from $245 million in the first quarter of last year, as the benefit of higher crude prices was offset by lower natural gas prices. Earnings from exploration and production operations outside the U.S. were $757 million, up from $590 million in last year's first quarter, as improved crude and natural gas realizations offset the negative impact of lower European natural gas sales.

Worldwide petroleum product sales of 5,031 kbd rose 70 kbd from last year's first quarter on the strength of a 3 percent increase in clean product volumes. Refining and marketing earnings benefited from lower scheduled maintenance activities this year, but were negatively affected by depressed refining margins, particularly in the U.S. and Europe. First quarter refining and marketing earnings in the U.S. were $16 million, down from $39 million the prior year. Earnings from refining and marketing operations outside the U.S. were $184 million, compared with $349 million in the same period a year ago.

Worldwide chemical earnings rose sharply to a quarterly record $547 million, compared to $149 million in the first quarter of 1994.
Higher product margins and sales volumes, along with lower operating expenses, produced the upturn in chemical earnings. Chemical prime product sales were a quarterly record 3,369 kt (thousand metric tons), an increase of 3 percent from the first quarter 1994.

Earnings from other operating segments, including coal, minerals and power were $113 million, nearly double the $58 million earned in the first quarter of 1994. Earnings this year benefited from higher copper prices and production.

Corporate and financing expenses of $166 million were down from the first quarter of last year due to a reduction in foreign exchange effects and lower interest costs.

Revenue totaled $29,779 million compared with $25,964 million in the first quarter of 1994.

                              EXXON CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (Continued)


OTHER COMMENTS ON FIRST QUARTER COMPARISON (Continued)

Net cash generation before financing activities was $2,488 million in the first three months of 1995 versus $1,798 million in the same period last year. Operating activities provided net cash of $3,282 million, an increase of $919 million from 1994's first three months, influenced mainly by higher net income and changes in operational working capital. Investing activities used net cash of $794 million, or $229 million more than a year ago primarily due to lower proceeds from asset dispositions.

Net cash used in financing activities was $979 million in the first quarter of 1995 versus $1,111 million in the same quarter last year. During the first quarter of 1995, a total of 1.0 million shares were acquired at a cost of $64 million. Purchases are made in both the open market and through negotiated transactions. Purchases may be discontinued at any time.

Capital and exploration expenditures totaled $1,762 million in the first quarter 1995 versus $1,577 million in the first quarter of 1994. Capital and exploration expenditures in 1995 should exceed the 1994 level as Exxon maintains its focus on profitable growth opportunities.

Total debt of $12.8 billion at March 31, 1995 was essentially unchanged from year-end 1994. The corporation's debt to total capital ratio was 23.6 percent at the end of the first quarter of 1995, down from 24.3 percent at year-end 1994, primarily due to increases in shareholders' equity.

Over the twelve months ended March 31, 1995, return on average shareholder's equity was 15.0 percent. Return on average capital employed, which includes debt, was 11.7 percent over the same time period.

Although the corporation issues long-term debt from time to time and maintains a revolving commercial paper program, internally generated funds cover the majority of its financial requirements.

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

                              EXXON CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (Concluded)


                             SPECIAL ITEMS
                             _____________

                                            First Quarter
                                        ____________________
                                         1995         1994
                                         ____         ____
                                       (millions of dollars)

EXPLORATION & PRODUCTION
________________________

Non-U.S.
   Primarily tax related                  -            $66
                                         ___           ___
TOTAL                                     -            $66
                                         ===           ===

                 PART II - OTHER INFORMATION

                      EXXON CORPORATION

             FOR THE QUARTER ENDED MARCH 31, 1995


Item 1. Legal Proceedings
_________________________

The U.S. Environmental Protection Agency (the "EPA") has indicated that it may issue an Administrative Order or otherwise seek unspecified civil penalties against Esso Virgin Islands, Inc., a subsidiary of the registrant, in connection with alleged violations under the Clean Air Act involving failure to conduct performance testing on a timely basis and underestimations of daily throughput of gasoline in an emissions permit application.

As reported in the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, the Texas Natural Resource Conservation Commission (the "TNRCC") proposed penalties totaling $847,460 with respect to a number of alleged water and waste violations at the registrant's Baytown Refinery. On March 20, 1995, the registrant and the TNRCC settled the alleged violations by entering into an Agreed Order that included penalties totaling $600,000, $460,000 of which has been paid and $140,000 of which was deferred pending the registrant's completion of a number of environmental projects. If the registrant completes these projects, the deferred portion of the penalties will not have to be paid.

As reported in the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and its Annual Report on Form 10-K for the year ended December 31, 1994, in December 1994, the EPA proposed a penalty of $144,000 with respect to an alleged violation by the registrant of certain new source performance standards under the Clean Air Act applicable to a volatile organic compound storage tank. The EPA has subsequently increased the proposed penalty to $152,600 due to a calculation error.

Item 6. Exhibits and Reports on Form 8-K

   a)   Exhibits

        Exhibit 27, Financial Data Schedule (included only in the electronic filing of this document).

   b)   Reports on Form 8-K

        The registrant has not filed any reports on Form 8-K during the quarter.

                              EXXON CORPORATION

                                  FORM 10-Q

                    FOR THE QUARTER ENDED MARCH 31, 1995

                                  SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     EXXON CORPORATION



Date:  May 11, 1995
                                    /s/    W. BRUCE COOK
                            _________________________________________
                            W. Bruce Cook, Vice President, Controller
                                 and Principal Accounting Officer