Form 10-Q
period 1995-06-30
EXXON CORP
filed 1995-08-10
CIK 34088

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

          ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                        OR

         (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________to________

                         Commission File Number 1-2256


                                EXXON CORPORATION
              ____________________________________________________
             (Exact name of registrant as specified in its charter)



              NEW JERSEY                              13-5409005
         _______________________________          ___________________
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)         Identification Number)


       225 E. John W. Carpenter Freeway, Irving, Texas      75062-2298
       _______________________________________________      __________
          (Address of principal executive offices)          (Zip Code)


                                 (214) 444-1000
     _____________________________________________________________________
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding as of June 30, 1995
_______________________________               _______________________________
Common stock, without par value                          1,241,765,493



                                EXXON CORPORATION

                                   FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995


                               TABLE OF CONTENTS




                       PART I.  FINANCIAL INFORMATION


                                                                        Page
                                                                       Number
                                                                       ______
Item 1.  Financial Statements
   Condensed Consolidated Statement of Income                            3
     Three and six months ended June 30, 1995 and 1994

   Condensed Consolidated Balance Sheet                                  4
     As of June 30, 1995 and December 31, 1994

   Condensed Consolidated Statement of Cash Flows                        5
     Six months ended June 30, 1995 and 1994

   Notes to Condensed Consolidated Financial Statements                  5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           6-10


                            PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders            11

Item 6.  Exhibits and Reports on Form 8-K                               12

Signature                                                               13

                                 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                      EXXON CORPORATION
                         CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                    (millions of dollars)

                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                        __________________   ________________


REVENUE                                  1995       1994      1995      1994
                                         ____       ____      ____      ____
Sales and other operating revenue,
  including excise taxes              $31,084    $27,102   $60,281   $52,726
Earnings from equity interests and
other revenue                             583        217     1,165       557
                                      _______    _______   _______   _______
Total revenue                          31,667     27,319    61,446    53,283
                                      _______    _______   _______   _______

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases        13,186     11,488    25,426    21,743
Operating expenses                      3,217      3,144     6,259     6,214
Selling, general and administrative
expenses                                1,755      1,735     3,486     3,351
Depreciation and depletion              1,328      1,233     2,664     2,522
Exploration expenses, including dry
holes                                     167        135       335       273
Interest expense                          176        107       319       408
Excise taxes                            3,238      2,856     6,308     5,597
Other taxes and duties                  5,840      5,146    11,304     9,938
Income applicable to minority and preferred
interests                                  86         38       160        92
                                      _______    _______   _______   _______
Total costs and other deductions       28,993     25,882    56,261    50,138
                                      _______    _______   _______   _______
INCOME BEFORE INCOME TAXES              2,674      1,437     5,185     3,145
Income taxes                            1,044        552     1,895     1,100
                                      _______    _______   _______   _______
NET INCOME                            $ 1,630    $   885   $ 3,290   $ 2,045
                                      =======    =======   =======   =======

Net income per common share*          $  1.30    $  0.70   $  2.63   $  1.62
Dividends per common share            $  0.75    $  0.72   $  1.50   $  1.44
Average number common shares
 outstanding (millions)               1,242.5    1,241.6   1,242.2   1,241.7


* Computed as income less dividends on preferred stock divided by the weighted average number of common shares outstanding.

                                EXXON CORPORATION
                          CONDENSED CONSOLIDATED BALANCE SHEET
                                   (millions of dollars)

                                                       June 30,     Dec. 31,
                                                           1995         1994
                                                       ________     ________
ASSETS
Current assets
   Cash and cash equivalents                            $ 2,577      $ 1,157
   Other marketable securities                              157          618
   Notes and accounts receivable - net                    8,066        8,073
   Inventories
     Crude oil, products and merchandise                  5,069        4,717
     Materials and supplies                                 828          824
   Prepaid taxes and expenses                             1,289        1,071
                                                        _______      _______
     Total current assets                                17,986       16,460
Property, plant and equipment - net                      64,653       63,425
Investments and other assets                              8,519        7,977
                                                        _______      _______
   TOTAL ASSETS                                         $91,158      $87,862
                                                        =======      =======

LIABILITIES
Current liabilities
   Notes and loans payable                              $ 3,308      $ 3,858
   Accounts payable and accrued liabilities              13,750       13,391
   Income taxes payable                                   2,403        2,244
                                                        _______      _______
     Total current liabilities                           19,461       19,493
Long-term debt                                            8,550        8,831
Annuity reserves, deferred credits and other liabilities 23,148       22,123
                                                        _______      _______
   TOTAL LIABILITIES                                     51,159       50,447
                                                        _______      _______
SHAREHOLDERS' EQUITY
Preferred stock, without par value:
   Authorized:    200 million shares
   Outstanding:     8 million shares at June 30, 1995       501
                    9 million shares at Dec. 31, 1994                    554
Guaranteed LESOP obligation                                (501)        (613)
Common stock, without par value:
   Authorized:  2,000 million shares
   Issued:      1,813 million shares                      2,822        2,822
Earnings reinvested                                      52,234       50,821
Cumulative foreign exchange translation adjustment        2,057          848
Common stock held in treasury:
   571 million shares at June 30, 1995                  (17,114)
   571 million shares at Dec. 31, 1994                               (17,017)
                                                        _______      _______
   TOTAL SHAREHOLDERS' EQUITY                            39,999       37,415
                                                        _______      _______
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $91,158      $87,862
                                                        =======      =======

The number of shares of common stock issued and outstanding at June 30, 1995 and December 31, 1994 were 1,241,765,493 and 1,241,744,053, respectively.

                                         EXXON CORPORATION
                         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (millions of dollars)
                                                            Six Months Ended
                                                                June 30,
                                                            ________________
                                                            1995        1994
                                                          ______      ______
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $3,290      $2,045
   Depreciation and depletion                              2,664       2,522
   Changes in operational working capital, excluding cash
    and debt                                                  (8)        (64)
   All other items - net                                     384         (85)
                                                          ______      ______
   Net Cash Provided By Operating Activities               6,330       4,418
                                                          ______      ______
CASH FLOWS FROM INVESTING ACTIVITIES

   Acquisitions and additions to property, plant and      (3,046)     (2,998)
   equipment.
   Sales of subsidiaries and property, plant and equipment   258         667
   Other investing activities - net                          667         653
                                                          ______      ______
   Net Cash Used In Investing Activities                  (2,121)     (1,678)
                                                          ______      ______

NET CASH GENERATION BEFORE FINANCING ACTIVITIES            4,209       2,740
                                                          ______      ______
CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to long-term debt                               787         735
   Reductions in long-term debt                             (615)       (301)
   Additions/(reductions) in short-term debt - net          (947)       (121)
   Cash dividends to Exxon shareholders                   (1,884)     (1,812)
   Cash dividends to minority interests                     (156)       (301)
   Additions/(reductions) to minority interests and
    sales/(redemptions) of affiliate preferred stock           6          40
   Acquisitions of Exxon shares - net                       (150)       (103)
                                                          ______      ______
   Net Cash Used In Financing Activities                  (2,959)     (1,863)
                                                          ______      ______
Effects Of Exchange Rate Changes On Cash                     170          19
                                                          ______      ______
Increase/(Decrease) In Cash And Cash Equivalents           1,420         896
Cash And Cash Equivalents At Beginning Of Period           1,157         983
                                                          ______      ______
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $2,577      $1,879
                                                          ======      ======
SUPPLEMENTAL DISCLOSURES
   Income taxes paid                                      $1,103      $1,272
   Cash interest paid                                     $  423      $  330

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the S.E.C. in the corporation's 1994 Annual Report on Form 10-K. In the opinion of the corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. The corporation's exploration and production activities are accounted for under the "successful efforts" method.
                                        -5-


                                EXXON CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUNCTIONAL EARNINGS SUMMARY
                                          Second Quarter     First Six Months
                                          _____________     ________________
                                           1995    1994       1995    1994
                                           ____    ____       ____    ____
                                              (millions of  dollars)
Petroleum and natural gas
   Exploration and production
     United States                       $  281   $ 206     $  490   $ 451
     Non-U.S.                               570     397      1,327     987
   Refining and marketing
     United States                           61      (1)        77      38
     Non-U.S.                               224     202        408     551
                                         ______   _____     ______   _____
Total petroleum and natural gas           1,136     804      2,302   2,027
Chemicals
     United States                          266     110        496     202
     Non-U.S.                               305      80        622     137
Other operations                            109      64        222     122
Corporate and financing                    (186)   (173)      (352)   (443)
                                         ______   _____     ______   _____
NET INCOME                               $1,630   $ 885     $3,290  $2,045
                                         ======   =====     ======  ======

SECOND QUARTER 1995 COMPARED WITH SECOND QUARTER 1994

Exxon Corporation estimated second quarter 1995 earnings of $1,630 million, an increase of 84 percent from $885 million in the second quarter of 1994. On a per share basis, net income was $1.30, up from $0.70 in the second quarter last year.

As a result of improvements in all major operating segments, Exxon earned net income of $1.6 billion, the highest ever achieved in a second quarter.
Crude oil prices were volatile during the quarter, strengthening early in the period but then weakening by the end of the quarter. However, relative to the second quarter of last year, average crude prices were stronger.
While Exxon increased liquids production, unseasonably warm weather resulted in a reduction in gas sales in Europe and lower natural gas prices in the U.S. Downstream earnings improved from last year's very low level, but remain disappointing due primarily to depressed industry refining margins. Exxon increased sales of motor gasoline and specialty products, but heating oil sales were down due to warm weather. Chemical earnings tripled compared to a year ago, establishing a new quarterly earnings record. Worldwide chemical product sales were increased and margins improved. Earnings from other operations grew significantly, primarily due to improvements in copper and coal results.

Exxon continues to increase capital and exploration spending as attractive investment opportunities are developed in each of the major operating segments.

                                       EXXON CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS (Continued)


OTHER COMMENTS ON SECOND QUARTER COMPARISON

During the second quarter 1995, worldwide production earnings benefited from crude oil prices that were on average more than $2.00 per barrel above the prior year's quarter. However, by the end of the quarter crude oil prices had weakened, falling back to the levels of a year ago. Natural gas prices in the U.S. were negatively impacted by unseasonably warm weather.

Worldwide crude production was 1,742 kbd (thousand barrels per day) in the second quarter, up from 1,694 kbd in 1994. The increase in production came mainly from developments in the U.S. and Malaysia. Worldwide natural gas production of 5,094 mcfd (million cubic feet per day) was down 270 mcfd from the second quarter of last year principally as a result of the unusually warm weather this year and correspondingly lower demand in Europe and North America.

Exploration and production earnings in the U.S. were $281 million, up from $206 million in the second quarter last year. Exploration and production earnings from operations outside the U.S. were $570 million, up from $397 million in the second quarter 1994. Both areas benefited from higher average crude oil prices which more than offset the negative effects of lower natural gas realizations and sales.

Worldwide petroleum product sales of 4,882 kbd were down from 4,940 kbd in the second quarter 1994. The decline resulted primarily from lower weather related demand for distillates, particularly in Europe and the U.S. However, motor gasoline sales were higher this year with increases in the U.S., Latin America and Asia-Pacific markets.

Refining and marketing earnings in the U.S. were $61 million, up from essentially break even in last year's second quarter. Refining and marketing earnings from operations outside the U.S. were $224 million, compared with $202 million in last year's second quarter. Petroleum product margins remained very weak as higher average crude supply costs coupled with an industry-wide over supply situation exerted downward pressure on refining margins. Earnings outside the U.S. were also impacted by a higher level of scheduled refinery maintenance activity this year.

Worldwide chemical earnings were $571 million, up sharply from $190 million in the second quarter 1994. Higher product margins and record prime product sales of 3,429 kt (thousand metric tons) contributed to the improved results.

Earnings from other operating segments, including coal, minerals and power, totaled $109 million, an increase from $64 million in the second quarter 1994. Earnings this year benefited from higher coal and copper prices and an increase in copper production. Results also benefited from continued growth in Exxon's power generation investment base.

                                       EXXON CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS (Continued)


OTHER COMMENTS ON SECOND QUARTER COMPARISON (Continued)

Corporate and financing expenses of $186 million were comparable to $173 million in the second quarter last year.

Revenue totaled $31,667 million compared with $27,319 million in the second quarter last year. Capital and exploration expenditures of $2,019 million compared to $1,959 million in the second quarter 1994.

There was essentially no change in the number of Exxon shares outstanding at quarter end after the purchase of 3.7 million shares for the treasury.

FIRST SIX MONTHS 1995 COMPARED WITH FIRST SIX MONTHS 1994

Net income of $3,290 million in the first half 1995 compared with $2,045 million in 1994.

Worldwide crude prices during the first half 1995 were on average about $2.50 per barrel above the prior year. Liquids production of 1,757 kbd was up from 1,718 kbd in 1994, principally as a result of increased production from new developments in the U.S., the North Sea and Malaysia. Despite increases in natural gas production in Canada and the Asia-Pacific region, worldwide natural gas production of 6,116 mcfd was down 199 mcfd from 1994 as a result of unseasonably warm temperatures in both the U.S. and Europe. Overall, earnings from U.S. exploration and production operations were $490 million in 1995, up from $451 million in the first half 1994. Outside the U.S., 1995 earnings from exploration and production operations were $1,327 million, versus $987 million in 1994.

Petroleum product margins were weaker in the first half of 1995 than in the comparable 1994 period as a result of higher average crude supply costs and an industry-wide oversupply situation. Worldwide petroleum product sales of 4,960 kbd in 1995 compared to 4,950 kbd in the first half of last year, as an increase in motor gasoline sales was nearly offset by weather-related declines in distillate sales. U.S. refining and marketing earnings were $77 million in the first half of this year, up from $38 million in 1994.
The impact of weaker product margins was offset by an increase in motor gasoline sales and lower refinery maintenance expense this year. Outside the U.S., refining and marketing earnings of $408 million were down from $551 million in the first half 1994, principally due to extremely weak refining margins in Europe, and an increase in scheduled refinery maintenance expenses.

Earnings from worldwide chemical operations totaled $1,118 million in the first half of 1995, more than triple the earnings of the 1994 period. Higher product margins, increased product sales volumes and lower operating expenses combined to produce the earnings improvement.

Earnings from other operating segments, including coal, minerals, and power, were $222 million in the first half of this year. This was up from $122 million in 1994, as earnings benefited from higher copper prices and production, as well as an increase in Exxon's power generation asset base.

                                       EXXON CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS (Continued)


FIRST SIX MONTHS 1995 COMPARED WITH FIRST SIX MONTHS 1994 (Continued)

Corporate and financing expenses of $352 million in 1995 were down from $443 million in the first half of last year. A reduction in foreign exchange effects and lower tax expense offset the impact of higher interest costs.

Net cash generation before financing activities was $4,209 million in the first half of 1995 versus $2,740 million in the same period last year. Operating activities provided net cash of $6,330 million, an increase of $1,912 million from 1994's first half, due mainly to higher net income. Investing activities used net cash of $2,121 million, or $443 million more than a year ago, primarily due to lower proceeds from asset dispositions.

Net cash used in financing activities was $2,959 million in the first half of 1995 versus $1,863 million for the year-ago period. The increase of $1,096 million mainly reflects reductions in short-term and long-term debt. During the first half of 1995, a total of 4.7 million shares of Exxon common stock were acquired for the treasury at a cost of $322 million. Purchases are made in both the open market and through negotiated transactions. Purchases may be discontinued at any time.

Capital and exploration expenditures of $3,781 million in this year's first half were up $245 million from a year ago as spending increased outside the U.S. Capital and exploration expenditures in 1995 should exceed the 1994 level as Exxon maintains its focus on profitable growth opportunities.

Total debt of $11.9 billion at June 30, 1995 was $0.8 billion lower than the level at year-end 1994. The corporation's debt to capital ratio was 21.9 percent at the end of the first six months of 1995, down from 24.3 percent at year-end 1994 due to a lower debt level and increased shareholders' equity.

Over the twelve months ended June 30, 1995, return on average shareholders' equity was 16.7 percent. Return on average capital employed, which includes debt, was 13.2 percent over the same time period.

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

                                       EXXON CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS (Concluded)




                                          SPECIAL ITEMS
                                          _____________

                                            Second Quarter   First Six Months
                                            ______________   ________________
                                            1995      1994     1995     1994
                                            ____      ____     ____     ____
                                                  (millions of dollars)
EXPLORATION & PRODUCTION
________________________

  Non-U. S.
     Primarily tax related                    -        -        -       $66


                                             ___      ___      ___      ___
      TOTAL                                   -        -        -       $66
                                             ===      ===      ===      ===

                                 PART II.  OTHER INFORMATION

                                       EXXON CORPORATION

 .                             FOR THE QUARTER ENDED JUNE 30, 1995

Item 4.  Submission of Matters to a Vote of Security Holders
         ___________________________________________________

         At the annual meeting of shareholders on April 26, 1995, the following proposals were voted upon:

         Concerning Election of Directors
                                               Votes             Votes
           Nominees for Director               Cast for          Withheld
           _____________________            ___________         _________

           Randolph W. Bromery             1,034,752,103        7,232,718
           D. Wayne Calloway               1,035,720,374        6,264,447
           Jess Hay                        1,034,765,998        7,218,823
           James R. Houghton               1,035,594,866        6,389,955
           William R. Howell               1,035,654,911        6,329,910
           Philip E. Lippincott            1,035,652,554        6,332,267
           Marilyn Carlson Nelson          1,035,401,499        6,583,322
           Lee R. Raymond                  1,035,020,597        6,964,224
           Charles R. Sitter               1,035,613,522        6,371,299
           John H. Steele                  1,035,435,452        6,549,369
           Robert E. Wilhelm               1,035,855,467        6,129,354
           Joseph D. Williams              1,034,759,752        7,225,069

         Concerning Ratification of Appointment of Independent Accountants

           Votes Cast For:                 1,033,639,714
           Votes Cast Against:                 4,363,032
           Abstentions:                        3,982,075
           Broker Non-Votes:                     N/A

         Concerning the Annual Meeting Date

           Votes Cast For:                    41,586,383
           Votes Cast Against:               856,017,461
           Abstentions:                       23,756,991
           Broker Non-Votes:                 120,623,986

         Concerning Mining Operations

           Votes Cast For:                    47,476,705
           Votes Cast Against:               825,962,374
           Abstentions:                       47,941,357
           Broker Non-Votes:                 120,604,385

See also pages 4 through 8 and pages 15 through 17 of the registrant's definitive proxy statement dated March 10, 1995.

                                 PART II.  OTHER INFORMATION

                                      EXXON CORPORATION

                            FOR THE QUARTER ENDED JUNE 30, 1995



Item 6.  Exhibits and Reports on Form 8-K
______   ________________________________

  a)  Exhibits

      Exhibit 27, Financial Data Schedule (included only in the electronic filing of this document).

  b)  Reports on Form 8-K

      The registrant has not filed any reports on Form 8-K during the quarter.

                                       EXXON CORPORATION

                                           FORM 10-Q

                              FOR THE QUARTER ENDED JUNE 30, 1995

                                           SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   EXXON CORPORATION



Date: August 10, 1995                              /s/  W. Bruce Cook
                                   _________________________________________
                                   W. Bruce Cook, Vice President, Controller
                                        and Principal Accounting Officer