Form 10-Q
period 1995-09-30
EXXON CORP
filed 1995-11-13
CIK 34088

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

          ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995

                                      OR

         (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________to________

                         Commission File Number 1-2256


                               EXXON CORPORATION
           ________________________________________________________
            (Exact name of registrant as specified in its charter)


                NEW JERSEY                             13-5409005
         ______________________________          ______________________
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)           Identification Number)


         225 E. John W. Carpenter Freeway, Irving, Texas      75062-2298
         _______________________________________________________________
           (Address of principal executive offices)           (Zip Code)


                                 (214) 444-1000
           __________________________________________________________
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                         Outstanding as of September 30, 1995
________________________________         _____________________________________
Common stock, without par value                    1,241,678,440









                               EXXON CORPORATION

                                   FORM 10-Q

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995


                               TABLE OF CONTENTS



                       PART I.  FINANCIAL INFORMATION


                                                                      Page
                                                                     Number
                                                                     ______
Item 1.  Financial Statements
   Condensed Consolidated Statement of Income                           3
    Three and nine months ended September 30, 1995 and 1994

   Condensed Consolidated Balance Sheet                                 4
     As of September 30, 1995 and December 31, 1994

   Condensed Consolidated Statement of Cash Flows                       5
    Nine months ended September 30, 1995 and 1994

   Notes to Condensed Consolidated Financial Statements                6-7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                     8-12


                             PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings                                            13

Item 6.   Exhibits and Reports on Form 8-K                             13

Signature                                                              14

Index to Exhibits                                                      15

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              EXXON CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            (millions of dollars)

                                         Three Months Ended  Nine Months Ended
                                             September 30,     September 30,
                                         __________________  _________________
REVENUE                                     1995      1994      1995      1994
                                          ______      ____      ____      ____
Sales and other operating revenue,
  including excise taxes                 $30,577   $29,237   $90,858   $81,963
Earnings from equity interests and
  other revenue                              392       326     1,557       883
                                         _______   _______   _______   _______
Total revenue                             30,969    29,563    92,415    82,846
                                         _______   _______   _______   _______

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases           12,247    12,353    37,673    34,096
Operating expenses                         3,060     3,101     9,319     9,315
Selling, general and administrative
  expenses                                 1,857     1,783     5,343     5,134
Depreciation and depletion                 1,340     1,187     4,004     3,709
Exploration expenses, including dry holes    152       147       487       420
Interest expense                             192       126       511       534
Excise taxes                               3,552     3,190     9,860     8,787
Other taxes and duties                     5,994     5,639    17,298    15,577
Income applicable to minority and
  preferred interests                         84        97       244       189
                                         _______   _______   _______   _______
Total costs and other deductions          28,478    27,623    84,739    77,761
                                         _______   _______   _______   _______

INCOME BEFORE INCOME TAXES                 2,491     1,940     7,676     5,085
Income taxes                                 991       785     2,886     1,885
                                         _______   _______   _______   _______
NET INCOME                              $  1,500  $  1,155  $  4,790  $  3,200
                                         =======   =======   =======   =======

Net income per common share*            $   1.20  $   0.92  $   3.83  $   2.54
Dividends per common share              $   0.75  $   0.72  $   2.25  $   2.16
Average number common shares
  outstanding (millions)                 1,241.8   1,241.4   1,242.1   1,241.6


* Computed as income less dividends on preferred stock divided by the weighted average number of common shares outstanding.

                              EXXON CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEET
                            (millions of dollars)

                                                         Sept. 30,  Dec. 31,
                                                              1995      1994
                                                           _______   _______
ASSETS
Current assets
  Cash and cash equivalents                                $ 2,200   $ 1,157
  Other marketable securities                                  337       618
  Notes and accounts receivable - net                        8,059     8,073
  Inventories
    Crude oil, products and merchandise                      5,037     4,717
    Materials and supplies                                     840       824
  Prepaid taxes and expenses                                 1,025     1,071
                                                           _______   _______
    Total current assets                                    17,498    16,460
Property, plant and equipment - net                         64,888    63,425
Investments and other assets                                 8,320     7,977
                                                           _______   _______
     TOTAL ASSETS                                          $90,706   $87,862
                                                           =======   =======
LIABILITIES
Current liabilities
  Notes and loans payable                                  $ 2,550   $ 3,858
  Accounts payable and accrued liabilities                  13,556    13,391
  Income taxes payable                                       2,477     2,244
                                                           _______   _______
    Total current liabilities                               18,583    19,493
Long-term debt                                               8,362     8,831
Annuity reserves, deferred credits and other liabilities    23,726    22,123
                                                           _______   _______

     TOTAL LIABILITIES                                      50,671    50,447
                                                           _______   _______
SHAREHOLDERS' EQUITY
Preferred stock, without par value:
   Authorized:  200  million shares
   Outstanding:   8  million shares at Sept. 30, 1995          482
                  9  million shares at Dec. 31, 1994                     554
Guaranteed LESOP obligation                                   (501)     (613)
Common stock, without par value:
   Authorized:   2,000 million shares
   Issued:       1,813 million shares                        2,822     2,822
Earnings reinvested                                         52,796    50,821
Cumulative foreign exchange translation adjustment           1,586       848
Common stock held in treasury:
     571 million shares at Sept. 30, 1995                  (17,150)
     571 million shares at Dec. 31, 1994                             (17,017)
                                                           _______   _______
     TOTAL SHAREHOLDERS' EQUITY                             40,035    37,415
                                                           _______   _______
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $90,706   $87,862
                                                           =======   =======

The number of shares of common stock issued and outstanding at September 30, 1995 and December 31, 1994 were 1,241,678,440 and 1,241,744,053, respectively.

                              EXXON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (millions of dollars)

                                                           Nine Months Ended
                                                               Sept. 30,
                                                           _________________
                                                             1995       1994
                                                           _______   _______
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $ 4,790    $ 3,200
   Depreciation and depletion                               4,004      3,709
   Changes in operational working capital, excluding
     cash and debt                                            109       (312)
   All other items - net                                    1,371        504
                                                           _______   _______

     Net Cash Provided By Operating Activities             10,274      7,101
                                                           _______   _______

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions and additions to property, plant and
     equipment                                             (4,825)    (4,646)
   Sales of subsidiaries and property, plant and equipment    361        787
   Other investing activities - net                           278        118
                                                           _______   _______
     Net Cash Used In Investing Activities                 (4,186)    (3,741)
                                                           _______   _______
NET CASH GENERATION BEFORE FINANCING ACTIVITIES             6,088      3,360
                                                           _______   _______
CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to long-term debt                                964        883
   Reductions in long-term debt                              (976)      (336)
   Additions/(reductions) in short-term debt - net         (1,745)       (60)
   Cash dividends to Exxon shareholders                    (2,824)    (2,717)
   Cash dividends to minority interests                      (229)      (370)
	   Additions/(reductions) to minority interests and
     sales/(redemptions) of affiliate preferred stock         (25)        31
   Acquisitions of Exxon shares - net                        (205)      (132)
                                                           _______   _______
     Net Cash Used In Financing Activities                 (5,040)    (2,701)
                                                           _______   _______
Effects Of Exchange Rate Changes On Cash                       (5)        58
                                                           _______   _______
Increase/(Decrease) In Cash And Cash Equivalents            1,043        717
Cash And Cash Equivalents At Beginning Of Period            1,157        983
                                                           _______   _______
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 2,200    $ 1,700
                                                           =======   =======
SUPPLEMENTAL DISCLOSURES
   Income taxes paid                                      $ 1,794    $ 1,765
   Cash interest paid                                     $   638    $   517

                              EXXON CORPORATION

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis Of Financial Statement Preparation

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

2. Litigation and Other Contingencies

A number of lawsuits, including class actions, have been brought in various courts against Exxon Corporation and certain of its subsidiaries relating to the accidental release of crude oil from the tanker Exxon Valdez in 1989. Most of these lawsuits seek unspecified compensatory and punitive damages; several lawsuits seek damages in varying specified amounts. The claims of many individuals have been dismissed or settled.

A civil trial in the United States District Court for the District of Alaska commenced on May 2, 1994 on punitive damage claims made by a class composed of all persons and entities seeking punitive damages from the corporation as a result of the Exxon Valdez grounding. On September 16, 1994, the jury returned a verdict awarding the class punitive damages of $5 billion. This verdict is not final. The corporation plans to appeal this verdict following entry of a final judgment by the District Court.
The corporation believes that this verdict is unjustified and should be set aside or substantially reduced by the District Court or appellate courts.

With respect to the remaining compensatory damage claims against the corporation arising from the grounding, many of these claims have been or will be addressed in the same federal civil trial, which is still ongoing.
On August 11, 1994, the jury returned a verdict finding the fisher plaintiffs were damaged in the amount of $286.8 million. On August 31, 1995, the District Court issued an order that reduced this verdict to about $70 million to reflect payments already made to the plaintiffs by the corporation and others. The corporation expects this lesser amount to be further reduced. A later phase of the trial will be a separate proceeding or series of proceedings to deal with certain claims for compensatory damages not addressed or settled in prior phases. The timing and scope of this later phase have yet to be determined. The plaintiffs have made specified claims in this later phase totaling approximately $200 million, which the corporation believes are not supported by the evidence. There are a number of additional cases pending in federal and in state court in Alaska where the compensatory damages claimed have not been fully specified.

The ultimate cost to the corporation from the lawsuits arising from the Exxon Valdez grounding is not possible to predict and may not be resolved for a number of years.

                              EXXON CORPORATION

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

German and Dutch affiliated companies are the concessionaires of a natural gas field subject to a treaty between the governments of Germany and the Netherlands under which the gas reserves in an undefined border or common area are to be shared equally. Entitlement to the reserves is determined by calculating the amounts of gas which can be recovered from this area. Based on the final reserve determination, the German affiliate has lifted more gas than its entitlement. Arbitration proceedings, as provided in the agreements, have commenced to determine the manner of resolving the imbalance in liftings between the German and Dutch affiliated companies. Financial effects to the corporation related to resolution of this imbalance would be influenced by different tax regimes and ownership interests. The net impact of the ultimate outcome is not expected to have a materially adverse effect upon the corporation's operations or financial condition.

The U.S. Tax Court has decided the issue with respect to the pricing of crude oil purchased from Saudi Arabia for the years 1979 to 1981 in favor of the corporation. This decision is subject to appeal. Certain other issues for the years 1979-1982 remain pending before the Tax Court. The ultimate resolution of these issues is not expected to have a materially adverse effect upon the corporation's operations or financial condition.

Claims for substantial amounts have been made against Exxon and certain of its consolidated subsidiaries in other pending lawsuits, the outcome of which is not expected to have a materially adverse effect upon the corporation's operations or financial condition.

The corporation and certain of its consolidated subsidiaries are directly and indirectly contingently liable for amounts similar to those at the prior year-end relating to guarantees for notes, loans and performance under contracts, including guarantees of non-U.S. excise taxes and customs duties of other companies, entered into as a normal business practice, under reciprocal arrangements.

Additionally, the corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the corporation's operations or financial condition.

The operations and earnings of the corporation and its affiliates throughout the world have been, and may in the future be, affected from time to time in varying degree by political developments and laws and regulations, such as forced divestiture of assets; restrictions on production, imports and exports; price controls; tax increases and retroactive tax claims; expropriation of property; cancellation of contract rights and environmental regulations. Both the likelihood of such occurrences and their overall effect upon the corporation vary greatly from country to country and are not predictable.

                              EXXON CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUNCTIONAL EARNINGS SUMMARY
                                           Third Quarter    First Nine Months
                                          ______________    _________________
                                          1995      1994       1995      1994
                                         _____     _____      _____     _____
                                                (millions of  dollars)
Petroleum and natural gas
   Exploration and production
     United States                       $ 209     $ 208      $ 699     $ 659
     Non-U.S.                              385       408      1,712     1,395
   Refining and marketing
     United States                         102        87        179       125
     Non-U.S.                              365       330        773       881
                                         _____     _____      _____     _____
Total petroleum and natural gas          1,061     1,033      3,363     3,060
Chemicals
     United States                         270        80        766       282
     Non-U.S.                              225       118        847       255
Other operations                           134        89        356       211
Corporate and financing                   (190)     (165)      (542)     (608)
                                         _____     _____      _____     _____
NET INCOME                              $1,500    $1,155     $4,790    $3,200
                                         =====     =====      =====     =====

THIRD QUARTER 1995 COMPARED WITH THIRD QUARTER 1994

Exxon Corporation estimated third quarter 1995 earnings of $1,500 million, an increase of 30 percent from $1,155 million in the third quarter of 1994. On a per share basis, net income was $1.20, up from $0.92 in the third quarter last year.

Exxon's earnings of $1.5 billion were the highest ever achieved in a third quarter. They resulted from improved operating performance in each business segment. Relative to the third quarter of 1994, Exxon increased its liquids, natural gas, coal and copper production, and petroleum product and chemical sales.

Refining and marketing earnings increased on the strength of higher petroleum product sales and somewhat better margins in the U.S. and Europe. However, petroleum product margins remained depressed. Weaker crude oil and North American natural gas prices were largely offset by higher volumes and stronger European gas prices. The net result was slightly lower exploration and production earnings.

Chemicals earnings were more than double the level achieved in last year's third quarter. Worldwide chemical margins improved, although product prices weakened as the quarter progressed. Earnings from other operations were up significantly, reflecting production and price increases for both copper and coal.

Exxon continues to increase its capital and exploration expenditures, maintaining focus on profitable growth opportunities in each of the major operating segments.

                              EXXON CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

OTHER COMMENTS ON THIRD QUARTER COMPARISON

During the third quarter 1995, increased crude and natural gas production from new developments was offset by the negative impact of weaker crude oil and natural gas prices. Crude prices were on average more than $0.50 per barrel below the third quarter of 1994, and North American natural gas prices were below last year's depressed levels.

Crude production in the third quarter 1995 was 1,681 kbd (thousand barrels per day), up from 1,666 kbd the prior year. Production from new developments in the U.S. and the North Sea provided most of the increase. Worldwide natural gas production of 4,709 mcfd (million cubic feet per day) was up 77 mcfd due to higher production in the U.S. and Malaysia. Earnings from U.S. exploration and production operations totaled $209 million, compared with $208 million in the year ago period. Earnings from exploration and production operations outside the U.S. were $385 million versus $408 million in the third quarter 1994.

Worldwide petroleum product sales of 5,096 kbd rose 57 kbd compared to the third quarter of last year as a result of clean product demand growth, mainly in the Far East, although petroleum product margins remained low. Third quarter refining and marketing earnings in the U.S. were $102 million compared to $87 million in the same period a year ago. Earnings from refining and marketing operations outside the U.S. were $365 million, versus $330 million in the third quarter of last year.

Worldwide chemical earnings totaled $495 million, up sharply from $198 million in the third quarter of 1994. Product margins were higher than the previous year and prime product sales volumes of 3,332 kt (thousand metric tons) were up from 3,307 kt in 1994.

Other operations earned $134 million in third quarter 1995 versus $89 million in the year ago period. Earnings from on-going operations benefited this year from increased coal and copper production as well as higher coal realizations outside the U.S. and substantially higher copper prices.

Corporate and financing expenses of $190 million compared with $165 million in the third quarter of last year, with the increase due principally to foreign exchange rate fluctuations.

Revenue totaled $30,969 million compared with $29,563 million in the third quarter last year. Capital and exploration expenditures of $2,308 million increased from $1,925 million in the third quarter 1994.

During the third quarter of 1995, Exxon purchased 1.4 million shares of its common stock for the treasury at a cost of $102 million.

                              EXXON CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


FIRST NINE MONTHS 1995 COMPARED WITH FIRST NINE MONTHS 1994

Net income of $4,790 million for the first nine months of 1995 was up 50 percent over the $3,200 million earned in the first three quarters of 1994.

Although worldwide crude prices were weaker in the third quarter, prices through nine months of 1995 were on average about $1.50 per barrel above last year. Liquids production of 1,731 kbd was up from 1,701 kbd in 1994, principally as a result of increased production from new developments in the U.S. and North Sea. Natural gas production of 5,643 mcfd declined 105 mcfd versus 1994. Increased natural gas production in the Asia-Pacific region was offset by lower demand in Europe as a result of unseasonably warm temperatures during the first half of 1995. Earnings from U.S. exploration and production operations were $699 million, compared with $659 million in 1994. Outside the U.S., earnings from exploration and production operations were $1,712 million versus $1,395 million in 1994.

As a result of higher crude supply costs and an industry-wide product oversupply situation, refining margins for the first nine months were weaker than the same period last year. However, worldwide petroleum product sales of 5,010 kbd were up from 4,980 kbd in 1994, with a 4 percent increase in motor gasoline sales. Through the first nine months of the year, U.S. refining and marketing earnings were $179 million, compared with $125 million the prior year. The impact of weaker product margins was offset by an increase in motor gasoline sales and lower refinery maintenance expense this year. Earnings from refining and marketing operations outside the U.S. were $773 million, down from $881 million in 1994, due principally to extremely weak refining margins in Europe.

Worldwide chemical earnings totaled $1,613 million, or about triple the first nine months of 1994. Higher product margins and sales volumes produced the earnings improvement. Record prime product sales volumes of 10,099 kt have been achieved through nine months of 1995.

Earnings from other operating segments, including coal, minerals and power, were $356 million in the first nine months of 1995, compared to $211 million in 1994. Prices for both coal and copper were higher, and coal and copper production increased.

Corporate and financing expenses of $542 million in the first nine months of 1995 were down from $608 million in 1994. Lower tax expense and debt levels offset the impact of higher interest rates.

                              EXXON CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Net cash generation before financing activities was $6,088 million in the first nine months of 1995 versus $3,360 million in the same period last year. Operating activities provided net cash of $10,274 million, a increase of $3,173 million from 1994's first nine months, due mainly to higher net income. Investing activities used net cash of $4,186 million, or $445 million more than a year ago primarily due to lower proceeds from asset dispositions.

Net cash used in financing activities was $5,040 million in the first nine months of 1995 versus $2,701 million for the year-ago period. The increase of $2,339 million mainly reflects reductions in both short-term and long-term debt. During the first nine months of 1995, Exxon purchased 6.1 million shares of its common stock for the treasury at a cost of $425 million. Purchases are made in both the open market and through negotiated transactions. Purchases may be discontinued at any time.

Capital and exploration expenditures of $6,089 million in the first nine months of 1995 were up versus $5,461 million in the same period last year. Capital and exploration expenditures in 1995 should exceed the 1994 level as Exxon maintains its focus on profitable growth opportunities.

Total debt of $10.9 billion at September 30, 1995 was $1.8 billion lower than the level at year-end 1994. The corporation's debt to capital ratio was 20.5 percent at the end of the first nine months of 1995, down from 24.3 percent at year-end 1994 primarily due to a lower debt level.

Over the twelve months ended September 30, 1995, return on average shareholders' equity was 17.5 percent. Return on average capital employed, which includes debt, was 14.0 percent over the same time period.

The corporation maintained its strong financial position and flexibility to meet future financial needs. Although the corporation issues long-term debt from time to time, and maintains a revolving commercial paper program, internally generated funds cover the majority of its financial requirements.

Litigation and other contingencies are discussed in note 2 to the unaudited condensed consolidated financial statements. There are no events or uncertainties known to management beyond those already included in reported financial information that would indicate a material change in future operating results or future financial condition.

The corporation, as part of its ongoing asset management program, continues to evaluate its mix of assets for potential upgrade. Because of the ongoing nature of this program, dispositions will continue to be made from time to time which will result in either gains or losses.










                                     -11

                              EXXON CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS



                                SPECIAL ITEMS

                                          Third Quarter     First Nine Months
                                          _____________     _________________
                                          1995     1994      1995        1994
                                          ____     ____      ____        ____
                                                  (millions of dollars)
EXPLORATION & PRODUCTION

Non-U.S.

   Primarily tax related                   -         -         -        $ 66
                                          ___       ___       ___       ____

      TOTAL                                -         -         -        $ 66
                                          ===       ===       ===       ====

                          PART II - OTHER INFORMATION

                              EXXON CORPORATION

                 FOR THE QUARTER ENDED SEPTEMBER 30, 1995


Item 1. Legal Proceedings
_________________________

As reported in the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, the U.S. Environmental Protection Agency ("EPA") issued a complaint to the registrant on September 30, 1994 proposing civil penalties totaling $258,000 for a number of alleged violations of the Clean Air Act and the Clean Water Act at the registrant's Baton Rouge Chemical Plant. On October 4, 1995, the registrant and the EPA agreed to settle this matter for $87,090.













Item 6. Exhibits and Reports on Form 8-K
________________________________________

  a)   Exhibits

       Exhibit 10(iii) - registrant's 1993 Incentive Program, as amended September 27, 1995.

       Exhibit 27 - Financial Data Schedule (included only in the electronic filing of this document).

  b)   Reports on Form 8-K

       The registrant has not filed any reports on Form 8-K during the quarter.

                             EXXON CORPORATION

                                FORM 10-Q

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             EXXON CORPORATION




Date:  November 13, 1995             /s/        W. Bruce Cook
                                 _________________________________________
                                 W. Bruce Cook, Vice President, Controller
                                      and Principal Accounting Officer

                             EXXON CORPORATION


                             INDEX TO EXHIBITS



10(iii).   Registrant's 1993 Incentive Program, as amended September 27, 1995.