Form 10-K
period 1995-12-31
EXXON CORP
filed 1996-03-08
CIK 34088

                                     1995
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995
                                      OR
    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from         to
                         Commission File Number 1-2256
                               EXXON CORPORATION
            (Exact name of registrant as specified in its charter)

              NEW JERSEY                             13-5409005
    (State or other jurisdiction of        (I.R.S. Employer Identification
    incorporation or organization)                     Number)

             5959 LAS COLINAS BOULEVARD, IRVING, TEXAS 75039-2298
              (Address of principal executive offices) (Zip Code)
                                (214) 444-1000
             (Registrant's telephone number, including area code)
                               ----------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                     ON WHICH REGISTERED
                 -------------------                   -----------------------
COMMON STOCK, WITHOUT PAR VALUE (1,242,130,748 SHARES
 OUTSTANDING AT FEBRUARY 29, 1996)                     NEW YORK STOCK EXCHANGE
REGISTERED SECURITIES GUARANTEED BY REGISTRANT:
 SEARIVER MARITIME FINANCIAL HOLDINGS, INC.
  TWENTY-FIVE YEAR DEBT SECURITIES DUE OCTOBER 1, 2011 NEW YORK STOCK EXCHANGE
 EXXON CAPITAL CORPORATION
  TWELVE YEAR 6% NOTES DUE JULY 1, 2005                NEW YORK STOCK EXCHANGE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ----   ----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ----

  The aggregate market value of the voting stock held by non-affiliates of the registrant on February 29, 1996, based on the closing price on that date of $79 1/2 on the New York Stock Exchange composite tape, was in excess of $98 billion.

  DOCUMENTS INCORPORATED BY REFERENCE:
                1995 ANNUAL REPORT TO SHAREHOLDERS (PARTS I, II AND IV)
                PROXY STATEMENT DATED MARCH 12, 1996 (PART III)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               EXXON CORPORATION
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
                                     PART I
 Item 1.  Business.....................................................      1
 Item 2.  Properties...................................................    1-8
 Item 3.  Legal Proceedings............................................      8
 Item 4.  Submission of Matters to a Vote of Security Holders..........      8
          Executive Officers of the Registrant [pursuant to
          Instruction 3 to Regulation S-K, Item 401(b)]................      9

                                    PART II

 Item 5.  Market for Registrant's Common Stock and Related Shareholder
          Matters......................................................      9
 Item 6.  Selected Financial Data......................................      9
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................      9
 Item 8.  Financial Statements and Supplementary Data..................     10
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure.....................................     10

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant...........     10
 Item 11. Executive Compensation.......................................     10
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management...................................................     10
 Item 13. Certain Relationships and Related Transactions...............     10

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form
          8-K..........................................................     10
 Signatures............................................................  11-12
 Index to Financial Statements.........................................     13
 Consent of Independent Accountants....................................     13
 Index to Exhibits.....................................................     14

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

  In 1995, the corporation spent $1,753 million (of which $565 million were capital expenditures) on environmental conservation projects and expenses worldwide, mostly dealing with air and water conservation. Total expenditures for such activities are expected to be about $1.7 billion in 1996 and 1997 (with capital expenditures in each year representing about 30 percent of the total).

  Operating data and industry segment information for the corporation are contained on pages F3, F20 and F27, information on oil and gas reserves is contained on pages F24 and F25 and information on company-sponsored research and development activities is contained on page F12 of the accompanying financial section of the 1995 Annual Report to shareholders.*

ITEM 2. PROPERTIES.

  Part of the information in response to this item and to the Securities Exchange Act Industry Guide 2 is contained in the accompanying financial section of the 1995 Annual Report to shareholders in Note 7, which note appears on page F13, and on pages F3, and F22 through F27.*
--------
  *Only the data appearing on pages F1 and F3 through F27 of the accompanying financial section of the 1995 Annual Report to shareholders, incorporated in this report as Exhibit 13, are deemed to be filed as part of this Annual Report on Form 10-K as indicated under Items 1, 2, 3, 5, 6, 7 and 8 and on page 13.

  Information with regard to oil and gas producing activities follows:

1. NET RESERVES OF CRUDE OIL AND NATURAL GAS LIQUIDS (MILLIONS OF BARRELS) AND NATURAL GAS (BILLIONS OF CUBIC FEET) AT YEAR-END 1995

  Estimated proved reserves are shown on pages F24 and F25 of the accompanying financial section of the 1995 Annual Report to shareholders. No major discovery or other favorable or adverse event has occurred since December 31, 1995 that would cause a significant change in the estimated proved reserves as of that date. The oil sands reserves shown separately for Canada represent synthetic crude oil expected to be recovered from Imperial Oil Limited's 25 percent interest in the net reserves set aside for the Syncrude project, as presently defined by government permit. For information on the standardized measure of discounted future net cash flows relating to proved oil and gas reserves, see page F26 of the accompanying financial section of the 1995 Annual Report to shareholders.

2. ESTIMATES OF TOTAL NET PROVED OIL AND GAS RESERVES FILED WITH OTHER FEDERAL AGENCIES

  During 1995, the company filed proved reserve estimates with the U.S. Department of Energy on Forms EIA-23 and EIA-28. The information is consistent with the 1994 Annual Report to shareholders with the exception of EIA-23 which covered total oil and gas reserves from Exxon-operated properties in the U.S. and does not include gas plant liquids.

3. AVERAGE SALES PRICES AND PRODUCTION COSTS PER UNIT OF PRODUCTION

  Incorporated by reference to page F22 of the accompanying financial section of the 1995 Annual Report to shareholders. Average sales prices have been calculated by using sales quantities from our own production as the divisor. Average production costs have been computed by using net production quantities for the divisor. The volumes of crude oil and natural gas liquids (NGL) production used for this computation are shown in the reserves table on page F24 of the accompanying financial section of the 1995 Annual Report to shareholders. The net production volumes of natural gas available for sale by the producing function used in this calculation are shown on page F27 of the accompanying financial section of the 1995 Annual Report to shareholders. The volumes of natural gas were converted to oil equivalent barrels based on a conversion factor of six thousand cubic feet per barrel.

4. GROSS AND NET PRODUCTIVE WELLS

                                                            YEAR-END 1995
                                                      --------------------------
                                                           OIL          GAS
                                                      ------------- ------------
                                                      GROSS   NET   GROSS   NET
                                                      ------ ------ ------ -----
   United States..................................... 18,706  6,765  4,855 2,069
   Canada............................................  6,386  4,033  5,315 2,905
   Europe............................................  1,647    508  1,039   352
   Asia-Pacific......................................    844    402    372    95
   Other.............................................    733    105     16     6
                                                      ------ ------ ------ -----
    Total............................................ 28,316 11,813 11,597 5,427
                                                      ====== ====== ====== =====

5. GROSS AND NET DEVELOPED ACREAGE

                                                               YEAR-END 1995
                                                           ---------------------
                                                             GROSS       NET
                                                           ---------------------
                                                           (THOUSANDS OF ACRES)
   United States..........................................      5,214      3,729
   Canada.................................................      3,789      1,809
   Europe.................................................     12,388      3,936
   Asia-Pacific...........................................      3,743      1,505
   Other..................................................      7,569      1,141
                                                           ---------- ----------
    Total.................................................     32,703     12,120
                                                           ========== ==========

  Note: Separate acreage data for oil and gas are not maintained because, in many instances, both are produced from the same acreage.

6. GROSS AND NET UNDEVELOPED ACREAGE

                                                                  YEAR-END 1995
                                                                  --------------
                                                                   GROSS   NET
                                                                  ------- ------
                                                                  (THOUSANDS OF
                                                                      ACRES)
   United States.................................................   4,992  3,585
   Canada........................................................   4,128  2,388
   Europe........................................................  14,279  5,337
   Asia-Pacific..................................................  53,291 27,282
   Other.........................................................  50,597 23,064
                                                                  ------- ------
    Total........................................................ 127,287 61,656
                                                                  ======= ======

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

  Cold Lake oil sands leases were taken for an initial 21-year term in 1968-69 and renewed for a second 21-year term in 1989-1990. All undeveloped Athabasca oil sands leases are currently in their second 21-year term after being renewed between 1980 and 1987. They may be renewed for a third term of 15 years if the leaseholder files a development plan with the Alberta regulatory authority. The regulatory approval received for Syncrude has set the expiry date of the current production lease at 2025. Also, two recent in-situ Athabasca oil sands permits were obtained. At the end of five years, provided delineation has been completed, the permits will convert to 15-year leases. One permit is due to convert in 1999 and the other in 2000.

  United Kingdom

  Licenses issued prior to 1977 were for an initial period of six years with an option to extend the license for a further 40 years on no more than half of the license area. Licenses issued between 1977 and 1979 were for an initial period of four years, after which one-third of the acreage was required to be relinquished, followed by a second period of three years, after which an additional one-third of the acreage was required to be relinquished, with an option to extend for a total license period of 24 to 36 years on no more than half the license area. Recent licenses are typically for an initial period of six to nine years, with a second term of 12 to 15 years which may be extended a further 18 to 24 years.

  Netherlands

  Onshore: Exploration drilling permits are issued for a period of two to five years. Production concessions are granted after discoveries have been made under conditions which are negotiated with the government. Normally, they are field-life concessions covering an area defined by hydrocarbon occurrences.

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

  France

  Exploration permits are granted for periods of three to five years, renewable up to two times accompanied by substantial acreage relinquishments:
50 percent of the acreage at first renewal; 25 percent of the remaining acreage at second renewal. A 1994 law requires a bidding process prior to granting of an exploration permit. Upon discovery of commercial hydrocarbons, a production concession is granted for up to 50 years, renewable in periods of 25 years each.

  Germany

  Acreage holdings are generally concessions with indefinite periods subject to minimum work commitments.

  Australia

  Onshore: Acreage terms are fixed by the individual state and territory governments. These terms and conditions vary significantly between the states and territories. Production licenses are generally granted for an initial term of 21 years, with subsequent renewals, each for 21 years, for the full area.

  Offshore: Acreage terms are fixed by the national government. Exploration permits are granted for six years with possible renewals of five-year periods to a total of 26 years. A 50 percent relinquishment of remaining area is mandatory at the end of each renewal period. Production licenses are for 21 years, with one renewal of 21 years. Subsequent 21-year renewals are subject to negotiation.

  Malaysia

  Exploration and production activities are governed by production sharing contracts negotiated with the national oil company. The more recent contracts have an overall term of 24 to 28 years with possible extensions to the exploration or development periods. The exploration period is five to seven years with the possibility of extensions, after which time areas with no commercial discoveries must be relinquished. The development period is four to six years from commercial discovery, with an option to extend the period for an additional two years and possibly longer under special circumstances. Areas from which commercial production has not started by the end of the development period must be relinquished. The total production period is 15 years from first commercial lifting, not to exceed the overall term of the contract.

  Thailand

  The Exxon concessions and the Petroleum Act of 1972 allow production for 30 years (through 2021) with a possible ten-year extension at terms generally prevalent at the time.

  Azerbaijan

  The license is a production sharing contract with an initial period of 30 years from its 1994 execution date.

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

8. NUMBER OF NET PRODUCTIVE AND DRY WELLS DRILLED

                                                                  1995 1994 1993
                                                                  ---- ---- ----
A. Net Productive Exploratory Wells Drilled
    United States................................................   5    5    2
    Canada (*)...................................................   5    8   13
    Europe.......................................................   9    6    7
    Asia-Pacific.................................................  15    9    7
    Other........................................................   2    3    3
                                                                   ---  ---  ---
     Total.......................................................  36   31   32
                                                                  ---  ---  ---
B. Net Dry Exploratory Wells Drilled
    United States................................................   5    3   12
    Canada (*)...................................................  12    8    7
    Europe.......................................................   7    6    6
    Asia-Pacific.................................................   7    7    6
    Other........................................................   2    5    1
                                                                  ---  ---  ---
     Total.......................................................  33   29   32
                                                                  ---  ---  ---
C. Net Productive Development Wells Drilled
    United States................................................ 152  188  193
    Canada (*)................................................... 339  135  205
    Europe.......................................................  32   25   19
    Asia-Pacific.................................................  40   57   61
    Other........................................................  11   10   10
                                                                  ---  ---  ---
     Total....................................................... 574  415  488
                                                                  ---  ---  ---
D. Net Dry Development Wells Drilled
    United States................................................   7   15   24
    Canada (*)...................................................   3    3   --
    Europe.......................................................   1    1   --
    Asia-Pacific.................................................  --   --    3
    Other........................................................  --   --    2
                                                                  ---  ---  ---
     Total.......................................................  11   19   29
                                                                  ---  ---  ---
  Total number of net wells drilled.............................. 654  494  581
                                                                  ===  ===  ===

--------
* 1994 and 1993 counts restated for development wells now categorized as exploration wells.

9. PRESENT ACTIVITIES

A. Wells Drilling -- Year-End 1995

                                                                       GROSS NET
                                                                       ----- ---
   United States......................................................   29   24
   Canada.............................................................    9    4
   Europe.............................................................   45   15
   Asia-Pacific.......................................................    8    5
   Other..............................................................    7    1
                                                                        ---  ---
    Total.............................................................   98   49
                                                                        ===  ===

B. Review of Principal Ongoing Activities in Key Areas

UNITED STATES

  During 1995, exploration activities were conducted by Exxon Exploration Company and producing activities by Exxon Company, U.S.A., both divisions of Exxon Corporation. Some of the more significant ongoing activities are:

  . Exploration and delineation of additional hydrocarbon resources continued. At year-end 1995, Exxon's inventory of undeveloped acreage totaled 3.6 million net acres. Exxon is active in areas onshore and offshore in the lower 48 states and in Alaska. A total of ten net exploration and delineation wells were completed during 1995.

  . During 1995, 116 net development wells were completed within and around mature fields in the inland lower 48 states.

  . Exxon's net acreage in the Gulf of Mexico at year-end 1995 was 1.2 million acres. A total of 26 net exploratory and development wells were completed during the year.

  . There were no new major projects which started up in 1995. Fabrication of facilities for the Ram-Powell project, which will involve setting a tension-leg platform (TLP) in approximately 3,200 feet of water, is progressing. Start-up is expected in 1997.

  . Participation in Alaska production and development continued and a total of nine net development wells were drilled in 1995. At the Point McIntyre field, debottlenecking of production facilities continued, allowing production to increase to 50 thousand barrels per day (net) by year-end.

CANADA

  During 1995, exploration and production activities in Canada were conducted by the Resources Division of Imperial Oil Limited, which is 69.6 percent owned by Exxon Corporation. Some of the more significant ongoing activities are:

  . Gross commercial bitumen production from Cold Lake averaged 94 thousand barrels per day during 1995. Work continued to expand the steam-injection, bitumen recovery operations. The expansion is expected to increase heavy oil production to about 130 thousand barrels per day by 1997.

  . The Syncrude plant, 25 percent owned by Imperial and located in northern Alberta, completed its 17th year of operations. Gross synthetic crude production averaged 202 thousand barrels per day in 1995.

OUTSIDE NORTH AMERICA

  During 1995, exploration activities were conducted by Exxon Exploration Company and producing activities by Exxon Company, International, both divisions of Exxon Corporation. Some of the more significant ongoing activities include:

  United Kingdom

  During the year, Exxon acquired an interest in ten new blocks. Net acreage, however, remained at 1.7 million acres at year-end with offsetting relinquishment and sales. During 1995, 23.3 net exploration and development wells were completed. At year-end, development drilling was completed at Gannet A and continued at the Gannet C, Nelson, Pelican and Schooner projects. Construction of the Central North Sea Floating Production, Storage and Off-loading project is ahead of schedule, and the Brent redevelopment program is progressing with the start-up of the Brent Bravo platform. The Eastern Trough Area Project was approved, with start-up anticipated in 1998.

  Netherlands

  Exxon's interest in licenses totaled 2.8 million net acres at year-end 1995. During the year, 9.4 net exploration and development wells were completed. Production start-up's during the year included the Pernis West, K-11 FB/FC, L-13 FH and Den Velde fields. Two large underground natural gas storage projects (Grijpskerk and Norg) were approved, with start-up anticipated in 1997-1998.

  Norway

  Total net offshore acreage licensed to Exxon at year-end 1995 remained at
0.3 million acres. During the year, 7.1 net exploration and development wells were completed and production was initiated at the Statfjord North field. Projects for development of the Sleipner West, Balder and Vigdis fields are continuing as planned, with first production scheduled for 1996-1997.

  France

  Exxon's net acreage totaled 0.7 million net acres at the end of 1995. During the year, 3.3 net exploration and development wells were drilled and completed.

  Germany

  A total of 3.5 million acres were held by Exxon in Germany at year-end, with
5.8 net exploration and development wells drilled and completed during the year. The Uelsen underground natural gas storage project was approved, with start-up anticipated in 1997.

  Australia

  Exxon's 1995 year-end acreage holdings totaled 7.0 million net acres onshore and 1.1 million net acres offshore, with exploration and production activities underway in both areas. During the year, 19.9 net exploration and development wells were completed. The West Tuna and Bream B projects are progressing with first production anticipated in 1997.

  Malaysia

  Exxon has interests in production sharing contracts covering 4.2 million net acres offshore Peninsular Malaysia. During 1995, a total of 40.7 net exploration and development wells were completed. Development drilling was completed for the Dulang field and waterflood and gas injection facilities were commissioned. Compression facilities at Jerneh were commissioned and the Lawit gas project is progressing with start-up anticipated in 1997. Development drilling continued on the Guntong D and Tabu B platforms.

  Indonesia

  At year-end, Exxon's net acreage in Indonesia totaled 0.5 million acres, all offshore, after the sale of its share in P.T. Stanvac Indonesia in December.

  Thailand

  Exxon's net acreage in the Khorat concession onshore Thailand totaled 0.1 million acres at year-end.

  Azerbaijan

  A total of 5,000 acres were held by Exxon in Azerbaijan at year-end, all offshore. This interest (5 percent of the previously discovered Megastructure fields) was acquired in 1995 from SOCAR, the state oil company of Azerbaijan. Operations in 1995 included completion of a seismic survey and initiation of topsides refurbishment for the one existing platform.

  Republic of Yemen

  Exxon's net acreage in the Republic of Yemen production sharing agreement areas totaled 0.9 million acres onshore at year-end. During the year, 8.4 net exploration and development wells were drilled and completed.

  Egypt

  Exxon is engaged in exploration and production activities in two contract areas, with net acreage holdings totaling 0.1 million acres. During 1995, 4.0 net exploration and production wells were completed.

  Colombia

  At year-end, Exxon's net acreage in Colombia totaled 0.1 million acres after the sale of its producing fields.

WORLDWIDE EXPLORATION

  Exploration activities were underway in several areas in which Exxon has no established production operations. A total of 38.7 million net acres were held at year-end, and 3.7 net exploration wells were completed during the year.

ITEM 3. LEGAL PROCEEDINGS.

  As initially reported in the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, the registrant was sued by Metropolitan Dade County in the Eleventh Judicial Circuit Court, Dade County, Florida, for alleged hydrocarbon soil and groundwater contamination relating to an underground tank and piping system beneath a former Exxon service station in Opa Locka, Florida. On June 8, 1995, the court entered an order granting the registrant's motion for summary judgment, and on August 9, 1995, the court denied the plaintiff's motion for rehearing of that order.

  Refer to the relevant portions of Note 14 on page F16 of the accompanying financial section of the 1995 Annual Report to shareholders for further information on legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                               ----------------

EXECUTIVE OFFICERS OF THE REGISTRANT [pursuant to Instruction 3 to Regulation S-K, Item 401(b)].

                            AGE AS OF
                            MARCH 31,
   NAME                       1996            TITLE    (HELD OFFICE SINCE)
   ----                     --------- ---------------------------------------------
   L. R. Raymond...........     57    Chairman of the Board (1993)
   R. Dahan................     54    Senior Vice President (1995)
   E. J. Hess..............     62    Senior Vice President (1993)
   H. J. Longwell..........     54    Senior Vice President (1995)
   R. E. Wilhelm...........     55    Senior Vice President (1990)
   A. L. Condray...........     53    Vice President (1995)
   W. B. Cook..............     60    Vice President and Controller (1994)
   C. W. Matthews, Jr. ....     51    Vice President and General Counsel (1995)
   R. B. Nesbitt...........     62    Vice President (1992)
   E. A. Robinson..........     62    Vice President and Treasurer (1983)
   C. D. Roxburgh..........     57    Vice President (1995)
   P. E. Sullivan..........     52    Vice President and General Tax Counsel (1995)
   J. L. Thompson..........     56    Vice President (1991)
   T. P. Townsend..........     59    Vice President -- Investor Relations (1990)
                                       and Secretary (1995)

  For at least the past five years, Messrs. Raymond, Hess, Wilhelm, Robinson and Townsend have been employed as executives of the registrant. Effective February 1, 1996 Mr. Raymond also holds the title of president.

  The following executive officers of the registrant have also served as executives of the subsidiaries, affiliates or divisions of the registrant shown opposite their names during the five years preceding December 31, 1995.

   Esso Nederland B.V. ............................. Dahan
   Exxon Chemical Company........................... Nesbitt
   Exxon Coal and Minerals Company.................. Roxburgh
   Exxon Company, International..................... Cook, Dahan, Longwell,
                                                      Roxburgh and Thompson
   Exxon Company, U.S.A............................. Condray, Longwell, Matthews
                                                      and Sullivan
   Exxon Exploration Company........................ Thompson

  Officers are generally elected by the Board of Directors at its meeting on the day of each annual election of directors, each such officer to serve until his or her successor has been elected and qualified.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

  Incorporated by reference to the quarterly information which appears on page F21 of the accompanying financial section of the 1995 Annual Report to shareholders.

ITEM 6. SELECTED FINANCIAL DATA.

  Incorporated by reference to page F3 of the accompanying financial section of the 1995 Annual Report to shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Incorporated by reference to pages F4 through F7 of the accompanying financial section of the 1995 Annual Report to shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Reference is made to the Index to Financial Statements on page 13 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Incorporated by reference to the relevant portions of pages 4 through 8 and to the portion of page 9 entitled "Section 16(a) Reports" of the registrant's definitive proxy statement dated March 12, 1996.

ITEM 11. EXECUTIVE COMPENSATION.

  Incorporated by reference to the fifth through eighth paragraphs of page 2 and pages 10 through 13 (excluding the portion of page 13 entitled "Board Compensation Committee Report on Executive Compensation") of the registrant's definitive proxy statement dated March 12, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Incorporated by reference to the relevant portions of pages 4 through 9 (excluding the portions of page 9 entitled "Transactions with Management" and "Section 16(a) Reports") of the registrant's definitive proxy statement dated March 12, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Incorporated by reference to the portion of page 9 entitled "Transactions with Management" of the registrant's definitive proxy statement dated March 12, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) and (a) (2) Financial Statements:
    See Index to Financial Statements on page 13 of this Annual Report on Form 10-K.

  (a)(3) Exhibits:
    See Index to Exhibits on page 14 of this Annual Report on Form 10-K.

  (b)Reports on Form 8-K.
    The registrant did not file any reports on Form 8-K during the last quarter of 1995.

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

                                          EXXON CORPORATION

                                                     /s/ LEE R. RAYMOND
                                          By: _________________________________
                                                      (Lee R. Raymond,
                                                   Chairman of the Board)

Dated March 8, 1996

                               ----------------

                               POWER OF ATTORNEY

  EACH PERSON WHOSE SIGNATURE APPEARS BELOW CONSTITUTES AND APPOINTS JAMES I. ALCOCK, RICHARD E. GUTMAN AND FRANK A. RISCH, AND EACH OF THEM, HIS OR HER TRUE AND LAWFUL ATTORNEYS-IN-FACT AND AGENTS, WITH FULL POWER OF SUBSTITUTION AND RESUBSTITUTION, FOR HIM OR HER AND IN HIS OR HER NAME, PLACE AND STEAD, IN ANY AND ALL CAPACITIES, TO SIGN ANY AND ALL AMENDMENTS TO THIS ANNUAL REPORT ON FORM 10-K, AND TO FILE THE SAME, WITH ALL EXHIBITS THERETO, AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, GRANTING UNTO SAID ATTORNEYS-IN-FACT AND AGENTS, AND EACH OF THEM, FULL POWER AND AUTHORITY TO DO AND PERFORM EACH AND EVERY ACT AND THING REQUISITE AND NECESSARY TO BE DONE, AS FULLY TO ALL INTENTS AND PURPOSES AS HE OR SHE MIGHT OR COULD DO IN PERSON, HEREBY RATIFYING AND CONFIRMING ALL THAT SAID ATTORNEYS-IN-FACT AND AGENTS OR ANY OF THEM, OR THEIR OR HIS OR HER SUBSTITUTE OR SUBSTITUTES, MAY LAWFULLY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

                               ----------------

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

            /s/ LEE R. RAYMOND                  Chairman of the Board     March 8, 1996
------------------------------------------- (Principal Executive Officer)
             (Lee R. Raymond)

           /s/ MICHAEL J. BOSKIN                      Director            March 8, 1996
-------------------------------------------
           (Michael J. Boskin)

          /s/ RANDOLPH W. BROMERY                     Director            March 8, 1996
-------------------------------------------
           (Randolph W. Bromery)

           /s/ D. WAYNE CALLOWAY                      Director            March 8, 1996
-------------------------------------------
            (D. Wayne Calloway)

               /s/ JESS HAY                           Director            March 8, 1996
-------------------------------------------
                (Jess Hay)

           /s/ JAMES R. HOUGHTON                      Director            March 8, 1996
-------------------------------------------
            (James R. Houghton)

           /s/ WILLIAM R. HOWELL                      Director            March 8, 1996
-------------------------------------------
            (William R. Howell)

         /s/ PHILIP E. LIPPINCOTT                     Director            March 8, 1996
-------------------------------------------
          (Philip E. Lippincott)

           /s/ HARRY J. LONGWELL                      Director            March 8, 1996
-------------------------------------------
            (Harry J. Longwell)

        /s/ MARILYN CARLSON NELSON                    Director            March 8, 1996
-------------------------------------------
         (Marilyn Carlson Nelson)

            /s/ JOHN H. STEELE                        Director            March 8, 1996
-------------------------------------------
             (John H. Steele)

           /s/ ROBERT E. WILHELM                      Director            March 8, 1996
-------------------------------------------
            (Robert E. Wilhelm)

          /s/ JOSEPH D. WILLIAMS                      Director            March 8, 1996
-------------------------------------------
           (Joseph D. Williams)

             /s/ W. BRUCE COOK                  Controller (Principal     March 8, 1996
-------------------------------------------      Accounting Officer)
              (W. Bruce Cook)

           /s/ EDGAR A. ROBINSON                Treasurer (Principal      March 8, 1996
-------------------------------------------      Financial Officer)
            (Edgar A. Robinson)

                         INDEX TO FINANCIAL STATEMENTS

  The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated February 28, 1996, appearing on pages F8 to F20; the Quarterly Information appearing on page F21; and the Supplemental Information on Oil and Gas Exploration and Production Activities appearing on pages F22 to F26 of the accompanying financial section of the 1995 Annual Report to shareholders are incorporated in this Annual Report on Form 10-K as Exhibit 13. With the exception of the aforementioned information, no other data appearing in the accompanying financial section of the 1995 Annual Report to shareholders is deemed to be filed as part of this Annual Report on Form 10-K under Item 8. Consolidated Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the following Prospectuses constituting part of the Registration Statements on:

   Form S-3 (No. 33-60677)  --Exxon Corporation Shareholder Investment Program;
   Form S-8 (No. 33-51107)  --1993 Incentive Program of Exxon Corporation (together with 1983 Stock Option and 1988 Long Term Incentive
                             Plans of Exxon Corporation);
   Form S-8 (No. 33-19057)  --Thrift Plans of Exxon Corporation and Participating
                             Affiliated Employers;
   Form S-3 (No. 33-48919)  --Guaranteed Debt Securities and Warrants to Purchase
                             Guaranteed Debt Securities of Exxon Capital Corporation;
   Form S-3 (No. 33-8922)   --Guaranteed Debt Securities of SeaRiver Maritime
                             Financial Holdings, Inc. (formerly Exxon Shipping
                             Company)

of our report dated February 28, 1996 appearing on page F11 of the accompanying financial section of the 1995 Annual Report to shareholders of Exxon Corporation which is incorporated as Exhibit 13 in this Annual Report on Form 10-K.

Price Waterhouse LLP

Dallas, Texas
March 8, 1996

                               INDEX TO EXHIBITS

 3(i).         Registrant's Restated Certificate of Incorporation, as
                restated November 1, 1991 (incorporated by reference to
                Exhibit 3(a) to the registrant's Annual Report on Form
                10-K for 1991).
 3(ii).        Registrant's By-Laws, as revised to January 31, 1996.
 10(iii)(a).   Registrant's 1993 Incentive Program, as amended
                (incorporated by reference to Exhibit 10(iii) to the
                registrant's Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1995).*
 10(iii)(b).   Registrant's Plan for Deferral of Nonemployee Director
                Compensation and Fees, as amended (incorporated by
                reference to Exhibit 10(iii)(b) to the registrant's
                Annual Report on Form 10-K for 1993).*
 10(iii)(c).   Registrant's Restricted Stock Plan for Nonemployee
                Directors, as amended (incorporated by reference to
                Exhibit 10(iii)(c) to the registrant's Annual Report on
                Form 10-K for 1994).*
 10(iii)(d).   Supplemental life insurance (incorporated by reference to
                Exhibit 10(iii)(d) to the registrant's Annual Report on
                Form 10-K for 1992).*
 10(iii)(e).   Registrant's Short Term Incentive Program (incorporated by reference to Exhibit 10(iii)(e) to the registrant's
                Annual Report on Form 10-K for 1993).*
 12.           Computation of ratio of earnings to fixed charges.
 13.           Pages F1 and F3 through F27 of the Financial Section of
                the registrant's 1995 Annual Report to shareholders.
 21.           Subsidiaries of the registrant.
 23.           Consent of Independent Accountants (contained on page 13
                of this Annual Report on Form 10-K).
 27.           Financial Data Schedule (included only in the electronic
                filing of this document).

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