Form 10-Q
period 1996-03-31
EXXON CORP
filed 1996-05-14
CIK 34088

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

          ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1996

                                      OR

         (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________to________


                         Commission File Number 1-2256


                               EXXON CORPORATION
           ________________________________________________________
            (Exact name of registrant as specified in its charter)


                NEW JERSEY                             13-5409005
         ______________________________          ______________________
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)           Identification Number)


             5959 Las Colinas Bouelvard, Irving, Texas      75039-2298
         _______________________________________________________________
             (Address of principal executive offices)       (Zip Code)


                                 (214) 444-1000
           __________________________________________________________
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X  No     .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                         Outstanding as of March 31, 1996
________________________________         _____________________________________
Common stock, without par value                    1,242,075,783












                               EXXON CORPORATION

                                   FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


                               TABLE OF CONTENTS



                       PART I.  FINANCIAL INFORMATION


                                                                      Page
                                                                     Number
                                                                     ______
Item 1.  Financial Statements
   Condensed Consolidated Statement of Income                           3
    Three months ended March 31, 1996 and 1995

   Condensed Consolidated Balance Sheet                                 4
    As of March 31, 1996 and December 31, 1995

   Condensed Consolidated Statement of Cash Flows                       5
    Three months ended March 31, 1996 and 1995

   Notes to Condensed Consolidated Financial Statements                6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           8-11


                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                             12

Item 6.  Exhibits and Reports on Form 8-K                              12

Signature                                                              13

                          PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              EXXON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            (millions of dollars)


                                                            Three Months Ended
                                                               March 31,
                                                           ___________________

                                                             1996         1995
REVENUE                                                    _______     _______
Sales and other operating revenue,
  including excise taxes                                   $30,474     $29,197
Earnings from equity interests and other revenue               731         582
                                                           _______     _______
Total revenue                                               31,205      29,779
                                                           _______     _______
COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases                             12,597      12,433
Operating expenses                                           3,288       3,112
Selling, general and administrative expenses                 1,936       1,863
Depreciation and depletion                                   1,372       1,336
Exploration expenses, including dry holes                      140         168
Interest expense                                                76         125
Excise taxes                                                 3,310       3,070
Other taxes and duties                                       5,506       5,087
Income applicable to minority and preferred interests          139          74
                                                           _______     _______
Total costs and other deductions                            28,364      27,268
                                                           _______     _______
INCOME BEFORE INCOME TAXES                                   2,841       2,511
Income taxes                                                   956         851
                                                           _______     _______

NET INCOME                                                 $ 1,885     $ 1,660
                                                           =======     =======

Net income per common share*                               $  1.51     $  1.33
Dividends per common share                                 $  0.75     $  0.75
Average number common shares outstanding (millions)        1,242.0     1,241.9



* Computed as income less dividends on preferred stock divided by the weighted average number of common shares outstanding.

                              EXXON CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEET
                            (millions of dollars)

                                                         March 31,    Dec. 31,
                                                             1996        1995
                                                         ________     _______
ASSETS
Current assets
   Cash and cash equivalents                              $ 3,523     $ 1,508
   Other marketable securities                                140         281
   Notes and accounts receivable - net                      8,928       8,925
   Inventories
     Crude oil, products and merchandise                    4,525       4,865
     Materials and supplies                                   814         816
   Prepaid taxes and expenses                               1,034         923
                                                         ________     _______

     Total current assets                                  18,964      17,318
Property, plant and equipment - net                        65,183      65,446
Investments and other assets                                8,432       8,532
                                                         ________     _______

     TOTAL ASSETS                                         $92,579     $91,296
                                                          =======     =======
LIABILITIES
Current liabilities
   Notes and loans payable                                $ 2,433     $ 2,247
   Accounts payable and accrued liabilities                13,756      14,113
   Income taxes payable                                     3,012       2,376
                                                         ________     _______

     Total current liabilities                             19,201      18,736
Long-term debt                                              7,679       7,778
Annuity reserves, deferred credits and other  liabilities  24,677      24,346
                                                         ________     _______

     TOTAL LIABILITIES                                     51,557      50,860
                                                         ________     _______
SHAREHOLDERS' EQUITY
Preferred stock, without par value:
   Authorized:   200 million shares
   Outstanding:    7 million shares at Mar. 31, 1996          431
                   7 million shares at Dec. 31, 1995                      454
Guaranteed LESOP obligation                                  (501)       (501)
Common stock, without par value:
   Authorized:    2,000 million shares
   Issued:        1,813 million shares                      2,822       2,822
Earnings reinvested                                        54,487      53,539
Cumulative foreign exchange translation adjustment          1,029       1,339
Common stock held in treasury:
    571 million shares at Mar. 31, 1996                   (17,246)
    571 million shares at Dec. 31, 1995                               (17,217)
                                                         ________     _______

     TOTAL SHAREHOLDERS' EQUITY                            41,022      40,436
                                                         ________     _______

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $92,579     $91,296
                                                          =======     =======

The number of shares of common stock issued and outstanding at March 31, 1996 and December 31, 1995 were 1,242,075,783 and 1,241,771,829, respectively.

                              EXXON CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (millions of dollars)

                                                          Three Months Ended
                                                               March 31,
                                                         ___________________
                                                            1996        1995
                                                         _______     _______

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $1,885      $1,660
   Depreciation and depletion                              1,372       1,336
   Changes in operational working capital, excluding
      cash and debt                                          528         212
   All other items - net                                     292          74
                                                         _______     _______

     Net Cash Provided By Operating Activities             4,077       3,282
                                                         _______     _______

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions and additions to property,
      plant and equipment                                 (1,413)     (1,399)
   Sales of subsidiaries and property, plant and
      equipment                                               27         115
   Other investing activities - net                          353         490
                                                         _______     _______

     Net Cash Used In Investing Activities                (1,033)       (794)
                                                         _______     _______

NET CASH GENERATION BEFORE FINANCING ACTIVITIES            3,044       2,488
                                                         _______     _______

CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to long-term debt                               302         527
   Reductions in long-term debt                             (267)        (82)
   Additions/(reductions) in short-term debt - net            28        (399)
   Cash dividends to Exxon shareholders                     (940)       (942)
   Cash dividends to minority interests                      (87)        (76)
   Additions/(reductions) to minority interests and
      sales/(redemptions) of affiliate preferred stock         2          14
   Acquisitions of Exxon shares - net                        (52)        (21)
                                                         _______     _______

     Net Cash Used In Financing Activities                (1,014)       (979)
                                                         _______     _______

Effects Of Exchange Rate Changes On Cash                     (15)        104
                                                         _______     _______

Increase/(Decrease) In Cash And Cash Equivalents           2,015       1,613
Cash And Cash Equivalents At Beginning Of Period           1,508       1,157
                                                         _______     _______
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $3,523      $2,770
                                                          ======      ======
SUPPLEMENTAL DISCLOSURES
   Income taxes paid                                     $   210      $  441
   Cash interest paid                                    $   183      $  224

                                 EXXON CORPORATION

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis Of Financial Statement Preparation

   These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the S.E.C. in the corporation's 1995 Annual Report on Form 10-K. In the opinion of the corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. The corporation's exploration and production activities are accounted for under the "successful efforts" method.

   Certain costs and other deductions for 1995 have been reclassified to conform to the 1996 presentation.

2. Accounting Changes

   Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was implemented effective as of January 1, 1996. This Statement had no impact on the corporation's results of operations or financial position upon adoption.

   Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" was implemented effective as of January 1, 1996. As permitted by the Statement, Exxon retained its current method of accounting for stock compensation upon adoption.

3. Litigation and Other Contingencies

   A number of lawsuits, including class actions, have been brought in various courts against Exxon Corporation and certain of its subsidiaries relating to the accidental release of crude oil from the tanker Exxon Valdez in 1989. Most of these lawsuits seek unspecified compensatory and punitive damages. Several lawsuits seek damages in varying specified amounts.

   A civil trial in the United States District Court for the District of Alaska commenced on May 2, 1994 on punitive damage claims made by a class composed of all persons and entities seeking punitive damages from the corporation as a result of the Exxon Valdez grounding. On
   September 16, 1994, the jury returned a verdict awarding the class punitive damages of $5 billion. The verdict is not final. The corporation plans to appeal this verdict following entry of a final judgment by the District Court. The corporation believes that this verdict is unjustified and should be set aside or substantially reduced by the District Court or appellate courts.

   Many of the claims of individuals have been dismissed by the courts but have been appealed. A number of claims have been settled. With respect to the remaining compensatory damage claims against the corporation arising from the grounding, many of these claims have been or will be addressed in the same federal civil trial proceeding, which is still ongoing. On
   August 11, 1994, the jury returned a verdict finding that fisher plaintiffs were damaged in the amount of $286.8 million. On August 31, 1995, the District Court issued an order that reduced this verdict to about $70 million to reflect payments already made to the plaintiffs by the corporation and others. The corporation expects this lesser amount to be further reduced. Additional claims for compensatory damages, scheduled for determination in the final phase of the trial, have been settled.

                                 EXXON CORPORATION

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   The remaining class action claims are included in a $3.5 million settlement of this final phase. The class settlement is subject to approval by the court. The total amount of the settlement will be satisfied by recognition of prior payments made to the plaintiffs by the corporation and others. If the settlement is approved, the federal trial will be concluded. There are a number of additional cases pending in state court in Alaska where the compensatory damages claimed have not been fully specified.

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

                                 EXXON CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

FUNCTIONAL EARNINGS SUMMARY

                                                               First Quarter
                                                               _____________
                                                               1996     1995
                                                               ____     ____
                                                         (millions of dollars)
Petroleum and natural gas
   Exploration and production
     United States                                          $   419   $  209
     Non-U.S.                                                 1,004      757
   Refining and marketing
     United States                                              (16)      16
     Non-U.S.                                                   190      184
                                                              _____    _____
Total petroleum and natural gas                               1,597    1,166
Chemicals
     United States                                              153      230
     Non-U.S.                                                   134      317
Other operations                                                117      113
Corporate and financing                                        (116)    (166)
                                                              _____    _____
NET INCOME                                                   $1,885   $1,660
                                                              =====    =====

FIRST QUARTER 1996 COMPARED WITH FIRST QUARTER 1995

Exxon Corporation estimated first quarter 1996 net income at $1,885 million, an increase of 14 percent from $1,660 million in the first quarter of 1995.
On a per share basis, net income was $1.51 in the 1996 first quarter, up from $1.33 in the same period a year ago. Revenue totaled $31,205 million compared with $29,779 million in the first quarter last year.

Exxon's net income of $1.9 billion was the highest first quarter since the Gulf War year of 1991. Production and sales volumes increased in most business segments, and earnings benefited from improved market conditions in the upstream. Relative to the first quarter of last year, earnings from exploration and production increased significantly. Worldwide crude oil prices were volatile during the quarter, but on average were stronger than a year ago. Colder weather had a favorable impact on natural gas volumes and prices, and natural gas production was the highest in 15 years. Downstream earnings declined from the weak first quarter of 1995, despite the highest first quarter sales volumes in over 15 years. Industry margins were severely depressed in the U.S., Europe and Japan partly as a result of the escalation in crude prices. Despite record sales volumes, chemicals earnings were below last year primarily due to lower commodity chemical prices and margins. However, prices did stabilize and begin to strengthen late in the period.

Capital and exploration expenditures of $2.0 billion were up 13 percent from a year ago, as Exxon continues to focus on attractive growth opportunities.

                               EXXON CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


OTHER COMMENTS ON FIRST QUARTER COMPARISON

Worldwide crude production was 1,682 kbd (thousand barrels per day), compared to 1,772 kbd in 1995. Increased production from developments in the North Sea and the U.S. was offset by the near term effect of a revised production sharing agreement in Malaysia and natural field declines in Australia and Canada. Natural gas production of 8,352 mcfd (million cubic feet per day) was up 16 percent compared with the first quarter of last year, reflecting colder than normal weather in the U.S. and Europe. Production earnings also benefited from higher worldwide crude and North American natural gas prices.

First quarter earnings from U.S. exploration and production operations were $419 million, up from $209 million last year. Outside the U.S., earnings from exploration and production were $1,004 million versus $757 million in 1995.

Worldwide petroleum product sales of 5,133 kbd rose 90 kbd from last year's first quarter. Refining and marketing earnings were affected by continued weakness in petroleum product margins, partly as a result of rising crude prices, and increased scheduled refinery maintenance activity in both the U.S. and Europe. In the U.S., refining and marketing operations incurred a loss of $16 million in the first quarter 1996, compared to earnings of $16 million in the year ago quarter. Earnings from refining and marketing operations outside the U.S. of $190 million were up from $184 million in last year's first quarter, as improved margins in Southeast Asia were partially offset by the weak industry environment in Europe and Japan.

Worldwide chemical earnings were $287 million, down from $547 million in the first quarter 1995. Record prime product sales of 3,670 kt (thousand metric tons) were up 10 percent from the prior year's quarter. However, industry product prices and margins were significantly lower than those in the year ago period.

Earnings from other operating segments, including coal, minerals, and power were $117 million, up from $113 million in 1995's first quarter. Coal production and prices were higher, while copper prices declined.

Corporate and financing expenses of $116 million compared with $166 million in the first quarter of last year, with the decline due primarily to reduced interest costs on a lower level of debt.

Net income in first quarter 1996 included a credit of $125 million from tax related items.

                               EXXON CORPORATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

OTHER COMMENTS ON FIRST QUARTER COMPARISON

Net cash generation before financing activities was $3,044 million in the first three months of 1996 versus $2,488 million in the same period last year. Operating activities provided net cash of $4,077 million, an increase of $795 million from 1995's first three months, influenced by higher net income and settlement of tax and insurance related items. Investing activities used net cash of $1,033 million, or $239 million more than a year ago, including the effect of lower proceeds from asset dispositions.

Net cash used in financing activities was $1,014 million in the first quarter of 1996 versus $979 million in the same quarter last year. During the first quarter of 1996, Exxon purchased 1.6 million shares of its common stock for the treasury at a cost of $130 million. Purchases are made in both the open market and through negotiated transactions. Purchases may be discontinued at any time.

Capital and exploration expenditures totaled $1,991 million in the first quarter 1996 versus $1,762 million in the first quarter of 1995. Total capital and exploration expenditures in 1996 should exceed the 1995 level as Exxon maintains its focus on profitable growth opportunities in each of the major operating segments.

Total debt of $10.1 billion at March 31, 1996 was essentially unchanged from year-end 1995. The corporation's debt to total capital ratio was 19.0 percent at the end of the first quarter of 1996, unchanged from year-end 1995.

Over the twelve months ended March 31, 1996, return on average shareholder's equity was 16.7 percent. Return on average capital employed, which includes debt, was 14.0 percent over the same time period.

Although the corporation issues long-term debt from time to time and maintains a revolving commercial paper program, internally generated funds cover the majority of its financial requirements.

Litigation and other contingencies are discussed in note 3 to the unaudited condensed consolidated financial statements. There are no events or uncertainties known to management beyond those already included in reported financial information that would indicate a material change in future operating results or future financial condition.

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

                               EXXON CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS





                                SPECIAL ITEMS

                                                          First Quarter
                                                         _______________
                                                         1996       1995
                                                         ____       ____
                                                     (millions of dollars)

EXPLORATION & PRODUCTION

Non-U.S.
   Tax related                                            $125       -
                                                          ____     ____
TOTAL                                                     $125       -
                                                          ====     ====

                          PART II - OTHER INFORMATION

                               EXXON CORPORATION

                      FOR THE QUARTER ENDED MARCH 31, 1996



Item 1. Legal Proceedings
_________________________

The registrant has agreed to a settlement with the California Air Resources Board under which the registrant will pay a civil penalty of $190,000 for self-reported violations of certain California Clean Air Act regulations relating to distribution of under-additized gasoline.

The registrant has agreed to enter into a consent decree with the U.S. Environmental Protection Agency and the U.S. Department of Justice under which the registrant will pay civil penalties totaling $209,600 to settle alleged violations of the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act at the registrant's Baton Rouge refinery. This decree will settle the proceeding anticipated in the registrant's Annual Report on Form 10-K for the year ended December 31, 1994.







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

                  FOR THE QUARTER ENDED MARCH 31, 1996

                                  SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                EXXON CORPORATION



Date:  May 14, 1996                           /s/    W. BRUCE COOK
                                    _________________________________________
                                    W. Bruce Cook, Vice President, Controller
                                        and Principal Accounting Officer