Form 10-Q
period 1996-06-30
EXXON CORP
filed 1996-08-13
CIK 34088

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

       ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996

                                      OR

      (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________to________

                       Commission File Number 1-2256




                             EXXON CORPORATION
         ______________________________________________________
         (Exact name of registrant as specified in its charter)




              NEW JERSEY                         13-5409005
      _______________________________      ______________________
      (State or other jurisdiction of        (I.R.S. Employer
       incorporation or organization)       Identification Number)



       5959 Las Colinas Boulevard, Irving, Texas     75039-2298
    ________________________________________________________________
       (Address of principal executive offices)     (Zip Code)



                               (214) 444-1000
          ____________________________________________________
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                  ___    ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                           Outstanding as of June 30, 1996
_______________________________              _______________________________
Common stock, without par value                        1,241,849,645






                            EXXON CORPORATION

                                FORM 10-Q

              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                            TABLE OF CONTENTS




                    PART I.  FINANCIAL INFORMATION


                                                                       Page
                                                                      Number
                                                                      ______
Item 1.  Financial Statements
   Condensed Consolidated Statement of Income                            3
     Three and six months ended June 30, 1996 and 1995

   Condensed Consolidated Balance Sheet                                  4
     As of June 30, 1996 and December 31, 1995

   Condensed Consolidated Statement of Cash Flows                        5
     Six months ended June 30, 1996 and 1995

   Notes to Condensed Consolidated Financial Statements              6 - 8

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     9 -13



                         PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders            14

Item 6.  Exhibits and Reports on Form 8-K                               15

Signature                                                               16

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                EXXON CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                              (millions of dollars)


                                          Three Months Ended  Six Months Ended
                                                June 30,           June 30,
                                          __________________  ________________


REVENUE                                      1996      1995     1996     1995
                                           _______   _______  _______  _______
Sales and other operating revenue,
  including excise taxes                   $31,625   $31,084  $62,099  $60,281
Earnings from equity interests and other
  revenue                                      586       583    1,317    1,165
                                            ______    ______   ______   ______
Total revenue                               32,211    31,667   63,416   61,446
                                            ______    ______   ______   ______
COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases             13,325    13,271   25,922   25,704
Operating expenses                           3,270     3,383    6,558    6,495
Selling, general and administrative expenses 2,020     1,907    3,956    3,770
Depreciation and depletion                   1,306     1,328    2,678    2,664
Exploration expenses, including dry holes      149       167      289      335
Interest expense                               136       156      212      281
Excise taxes                                 3,650     3,238    6,960    6,308
Other taxes and duties                       5,623     5,457   11,129   10,544
Income applicable to minority and
  preferred interests                           80        86      219      160
                                            ______    ______   ______   ______
Total costs and other deductions            29,559    28,993   57,923   56,261
                                            ______    ______   ______   ______

INCOME BEFORE INCOME TAXES                   2,652     2,674    5,493    5,185
Income taxes                                 1,082     1,044    2,038    1,895
                                            ______    ______   ______   ______
NET INCOME                                 $ 1,570   $ 1,630  $ 3,455  $ 3,290
                                            ======    ======   ======   ======

Net income per common share*               $  1.26   $  1.30  $  2.77  $  2.63
Dividends per common share                 $  0.79   $  0.75  $  1.54  $  1.50
Average number common shares
  outstanding (millions)                   1,242.1   1,242.5  1,242.0  1,242.2


  * Computed as income less dividends on preferred stock divided by the weighted average number of common shares outstanding.

                                EXXON CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              (millions of dollars)

                                                         June 30,    Dec. 31,
                                                            1996        1995
                                                          ______      ______
ASSETS
Current assets
   Cash and cash equivalents                             $ 3,222     $ 1,508
   Other marketable securities                               102         281
   Notes and accounts receivable - net                     8,686       8,925
   Inventories
     Crude oil, products and merchandise                   4,549       4,865
     Materials and supplies                                  806         816
   Prepaid taxes and expenses                              1,036         923
                                                          ______      ______
     Total current assets                                 18,401      17,318
Property, plant and equipment - net                       65,487      65,446
Investments and other assets                               8,508       8,532
                                                          ______      ______
     TOTAL ASSETS                                        $92,396     $91,296
                                                          ======      ======

LIABILITIES
Current liabilities
   Notes and loans payable                               $ 2,479     $ 2,247
   Accounts payable and accrued liabilities               13,329      14,113
   Income taxes payable                                    2,859       2,376
                                                          ______      ______
     Total current liabilities                            18,667      18,736
Long-term debt                                             7,566       7,778
Annuity reserves, deferred credits and
  other liabilities                                       24,785      24,346
                                                          ______      ______
     TOTAL LIABILITIES                                    51,018      50,860
                                                          ______      ______

SHAREHOLDERS' EQUITY
Preferred stock, without par value:
   Authorized:    200 million shares
   Outstanding:     6 million shares at June 30, 1996        345
                    7  million shares at Dec. 31, 1995                    454
Guaranteed LESOP obligation                                 (345)       (501)
Common stock, without par value:
   Authorized:  2,000  million shares
   Issued:          1,813 million shares                   2,822       2,822
Earnings reinvested                                       55,071      53,539
Cumulative foreign exchange translation adjustment           836       1,339
Common stock held in treasury:
     571 million shares at June 30, 1996                 (17,351)
     571 million shares at Dec. 31, 1995                             (17,217)
                                                          ______      ______
     TOTAL SHAREHOLDERS' EQUITY                           41,378      40,436
                                                          ______      ______
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $92,396     $91,296
                                                          ======      ======


The number of shares of common stock issued and outstanding at June 30, 1996 and December 31, 1995 were 1,241,849,645 and 1,241,771,829, respectively.

                              EXXON CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (millions of dollars)

                                                           Six Months Ended
                                                                June 30,
                                                           _________________
                                                          1996        1995
                                                           _____       _____
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $3,455      $3,290
   Depreciation and depletion                              2,678       2,664
   Changes in operational working capital, excluding
      cash and debt                                          163          (8)
   All other items - net                                     764         384
                                                           _____       _____

     Net Cash Provided By Operating Activities             7,060       6,330
                                                           _____       _____
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions and additions to property,
      plant and equipment                                 (3,259)     (3,046)
   Sales of subsidiaries and property, plant and equipment   170         258
   Other investing activities - net                           35         667
                                                           _____       _____

     Net Cash Used In Investing Activities                (3,054)     (2,121)
                                                           _____       _____

NET CASH GENERATION BEFORE FINANCING ACTIVITIES            4,006       4,209
                                                           _____       _____

CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to long-term debt                               364         787
   Reductions in long-term debt                             (261)       (615)
   Additions/(reductions) in short-term debt - net           (14)       (947)
   Cash dividends to Exxon shareholders                   (1,928)     (1,884)
   Cash dividends to minority interests                     (169)       (156)
   Additions/(reductions) to minority interests and
      sales/(redemptions) of affiliate preferred stock       (29)          6
   Acquisitions of Exxon shares - net                       (243)       (150)
                                                           _____       _____

     Net Cash Used In Financing Activities                (2,280)     (2,959)
                                                           _____       _____

Effects Of Exchange Rate Changes On Cash                     (12)        170
                                                           _____       _____

Increase/(Decrease) In Cash And Cash Equivalents           1,714       1,420
Cash And Cash Equivalents At Beginning Of Period           1,508       1,157
                                                           _____       _____
CASH AND CASH EQUIVALENTS AT END OF PERIOD
                                                          $3,222      $2,577
                                                           =====       =====
SUPPLEMENTAL DISCLOSURES
   Income taxes paid                                      $1,213      $1,103
   Cash interest paid                                     $  371      $  423

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

   A civil trial in the United States District Court for the District of Alaska commenced on May 2, 1994 on punitive damage claims made by a class composed of all persons and entities seeking punitive damages from the corporation as a result of the Exxon Valdez grounding. On September 16, 1994, the jury returned a verdict awarding the class punitive damages of $5 billion. The verdict is not final. The corporation plans to appeal this verdict following entry of a final judgment by the District Court.
   The corporation believes that this verdict is unjustified and should be set aside or substantially reduced by appellate courts.

                              EXXON CORPORATION

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



   Many of the claims of individuals have been dismissed by the courts but have been appealed. A number of claims have been settled. With respect to the remaining compensatory damage claims against the corporation arising from the grounding, many of these claims have been addressed in the same federal civil trial proceeding, which is still ongoing. On August 11, 1994, the jury returned a verdict finding that fisher plaintiffs were damaged in the amount of $286.8 million. The District Court issued an order on August 31, 1995 that reduced this verdict to about $70 million, which amount subsequently has been further reduced to about $20 million, to reflect payments already made to the plaintiffs by the corporation and others. It has also been determined that approximately $37 million in prejudgment interest has accrued on these compensatory damages as of May 1, 1996.

   The remaining class action claims, scheduled for determination in the final phase of the trial, are included in a $3.5 million settlement of this final phase, which has been approved by the District Court. The total amount of the settlement will be satisfied by recognition of prior payments made to the plaintiffs by the corporation and others. Upon entry of a final judgment by the District Court, the trial phase will be concluded and the appeal process will begin. There are a number of additional cases pending in state court in Alaska where the compensatory damages claimed have not been fully specified.

   The ultimate cost to the corporation from the lawsuits arising from the Exxon Valdez grounding is not possible to predict and may not be resolved for a number of years.

   German and Dutch affiliated companies are the concessionaires of a natural gas field subject to a treaty between the governments of Germany and the Netherlands under which the gas reserves in an undefined border or common area are to be shared equally. Entitlement to the reserves is determined by calculating the amount of gas which can be recovered from this area. Based on the final reserve determination, the German affiliate has received more gas than its entitlement. Arbitration proceedings, as provided in the agreements, have been underway to determine the manner of resolving the issues between the German and Dutch affiliated companies.

   On July 8, 1996, an interim ruling was issued establishing a provisional compensation payment for the excess gas received. Additional compensation, if any, remains subject to further arbitration proceedings or negotiation. Other substantive matters remain outstanding, including recovery of royalties paid on such excess gas and the taxes payable on the final compensation amount. The net financial impact on the corporation is not possible to predict at this time given these outstanding issues. However, the ultimate outcome is not expected to have a materially adverse effect upon the corporation's operations or financial condition.

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

                              EXXON CORPORATION

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



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

   Additionally, the corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no materially adverse consequences to the corporation's operations or financial condition.

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

                             EXXON CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

FUNCTIONAL EARNINGS SUMMARY
                                             Second Quarter   First Six Months
                                           _________________  ________________
                                            1996       1995    1996      1995
                                           ______     ______  ______    ______
                                                   (millions of dollars)
Petroleum and natural gas
   Exploration and production
     United States                         $  423     $  281  $  842   $  490
     Non-U.S.                                 615        570   1,619    1,327
   Refining and marketing
     United States                             98         61      82       77
     Non-U.S.                                 134        224     324      408
                                            _____      _____   _____    _____
Total petroleum and natural gas             1,270      1,136   2,867    2,302
Chemicals
     United States                            166        266     319      496
     Non-U.S.                                 138        305     272      622
Other operations                              100        109     217      222
Corporate and financing                      (104)      (186)   (220)    (352)
                                            _____      _____   _____    _____
NET INCOME                                 $1,570     $1,630  $3,455   $3,290
                                            =====      =====   =====    =====




SECOND QUARTER 1996 COMPARED WITH SECOND QUARTER 1995

Exxon Corporation estimated second quarter 1996 earnings of $1,570 million, equal to $1.26 per share. Comparable second quarter 1995 net income was $1,630 million, or $1.30 per share.

Exxon's results for the quarter were slightly below 1995's record second quarter. Sales increased in most segments of the business, and earnings benefited from higher crude oil and natural gas prices. However, chemical prices were substantially lower than the prior year's quarter. Exploration and production earnings were up significantly from the second quarter 1995. Crude prices remained volatile and declined as the quarter progressed, but were higher on average than the prior year. Natural gas sales were the highest second quarter in 15 years, and U.S. gas prices were stronger. Petroleum product sales for the second quarter were the highest level achieved since 1978. However, downstream earnings declined as industry margins were depressed in the U.K. and Japan. Chemical sales volumes continued strong, establishing a new quarterly record. Commodity chemical product prices improved versus first quarter 1996, but remained well below the high levels of last year's second quarter. Earnings from other operations were lower despite record copper production, as results were affected by a significant drop in copper prices late in the quarter.

Capital and exploration expenditures totaled $2.3 billion, up 14 percent from the prior year's second quarter, as Exxon continued its active investment program.

                              EXXON CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


OTHER COMMENTS ON SECOND QUARTER COMPARISON

Relative to the prior year, second quarter 1996 worldwide production earnings benefited from stronger crude and U.S. natural gas prices as well as increased natural gas demand. Worldwide crude prices were on average about $1.50 per barrel above the second quarter of 1995.

Liquids production was 1,595 kbd (thousand barrels per day) in the second quarter, down from 1,742 kbd in the year ago period, reflecting the near term effect of a revised production sharing agreement in Malaysia, and lower production in Canada, Australia and the U.S. Natural gas production of 5,703 mcfd (million cubic feet per day) was up 584 mcfd versus 1995, as a result of colder than normal weather in Europe and increased sales in the U.S. and Malaysia.

Exploration and production earnings in the U.S. were $423 million, up from $281 million in the second quarter last year. Outside the U.S., exploration and production earnings were $615 million, up from $570 million in the second quarter 1995.

Worldwide petroleum product sales of 5,050 kbd rose 3 percent from last year's second quarter, with increased clean product volumes in all major geographical areas. Second quarter refining and marketing earnings in the U.S. were $98 million, up $37 million from the prior year, due primarily to improved industry refining margins. Earnings from refining and marketing operations outside the U.S. of $134 million declined from $224 million in the same period a year ago, reflecting the weak industry environment in the U.K. and Japan.

Worldwide chemical earnings were $304 million compared to $571 million in the second quarter 1995. Record prime product sales of 3,978 kt (thousand metric tons) were offset by lower commodity chemical prices and margins.

Earnings from other operating segments, including coal, minerals and power, totaled $100 million, versus $109 million in the prior year's second quarter. Coal and copper production increased, but earnings in the 1996 quarter were affected by a sharp drop in copper prices. Corporate and financing charges were $104 million, down from $186 million in 1995. Interest expense decreased due to a reduction in the level of debt and lower interest rates.

Revenue for the second quarter totaled $32,211 million, an increase from $31,667 million in the second quarter 1995. Capital and exploration expenditures were $2,301 million versus $2,019 million in the second quarter last year.

During the second quarter, Exxon purchased 3.2 million shares of its common stock for the treasury at a cost of $274 million.

                              EXXON CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


FIRST SIX MONTHS 1996 COMPARED WITH FIRST SIX MONTHS 1995

Net income was $3,455 million in the first half 1996, an increase of 5 percent from the $3,290 million earned in 1995.

Exploration and production earnings benefited from worldwide crude prices which were on average more than $1.50 per barrel above the prior year. Worldwide liquids production was 1,638 kbd compared to 1,757 kbd last year. Unusually cold weather in Europe and the U.S. had a favorable impact on both natural gas sales volumes and U.S. gas prices. Natural gas production averaged 7,017 mcfd, a 14 percent increase over first half 1995.

Earnings from U.S. exploration and production operations for the first six months were $842 million, an increase of $352 million over 1995. Outside the U.S., earnings from exploration and production operations were up $292 million to $1,619 million.

Worldwide petroleum product sales of 5,090 kbd were up from 4,969 kbd in the first six months of 1995, with volume growth in all major geographic regions. Earnings from U.S. refining and marketing operations were $82 million, up from $77 million in 1995, as industry refining margins improved relative to the low levels of last year. Outside the U.S., first half 1996 earnings from refining and marketing operations were $324 million versus $408 million last year, and were affected by the very weak industry margins in the U.K. and Japan.

Worldwide chemical earnings totaled $591 million in the first half of 1996, as compared to $1,118 million in 1995. Prime product sales of 7,889 kt were at record levels and up 9 percent over the prior year. However, industry product prices and margins were significantly lower than those of a year ago.

Earnings from other operating segments totaled $217 million, down slightly from the first half 1995. Increased coal and copper production and higher international coal prices were offset by lower copper prices.

Corporate and financing charges declined $132 million to $220 million in 1996 reflecting lower interest and tax expense.

                              EXXON CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


FIRST SIX MONTHS 1996 COMPARED WITH FIRST SIX MONTHS 1995

Net cash generation before financing activities was $4,006 million in the first half of 1996 versus $4,209 million in the same period last year. Operating activities provided net cash of $7,060 million, an increase of $730 million from 1995's first half, influenced by higher net income and settlement of tax and insurance items. Investing activities used net cash of $3,054 million, or $933 million more than a year ago, primarily due to higher capital investment and lower proceeds from sales of marketable securities.

Net cash used in financing activities was $2,280 million in the first half of 1996 versus $2,959 million for the year-ago period. The decrease of $679 million mainly reflects the absence of debt reductions in 1995. During the first half of 1996, a total of 4.8 million shares of Exxon common stock were acquired for the treasury at a cost of $404 million. Purchases are made in both the open market and through negotiated transactions. Purchases may be discontinued at any time.

Capital and exploration expenditures of $4,292 million in this year's first half were up $511 million from a year ago reflecting increases in the exploration and production and chemicals segments. Total capital and exploration expenditures in 1996 should exceed the 1995 level as Exxon maintains its focus on profitable growth opportunities in each of the major operating segments.

Total debt of $10.0 billion at June 30, 1996 was essentially unchanged from year-end 1995. The corporation's debt to capital ratio was 18.7 percent at the end of the first six months of 1996, down from 19.0 percent at year-end 1995.

Over the twelve months ended June 30, 1996, return on average shareholders' equity was 16.3 percent. Return on average capital employed, which includes debt, was 13.7 percent over the same time period.

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

                              EXXON CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS




                                SPECIAL ITEMS
                                _____________

                                            Second Quarter    First Six Months
                                          __________________  ________________
                                            1996       1995    1996      1995
                                           ______    ______   ______   ______
                                                  (millions of dollars)
EXPLORATION & PRODUCTION
________________________

  Non-U. S.
     Tax related                              -         -      $125       -

                                           ______    ______   ______   ______

          TOTAL                               -         -      $125       -
                                           ======    ======   ======   ======

PART II.  OTHER INFORMATION

EXXON CORPORATION

FOR THE QUARTER ENDED JUNE 30, 1996


Item 4.  Submission of Matters to a Vote of Security Holders
______   ___________________________________________________

         At the annual meeting of shareholders on April 24, 1996, the following proposals were voted upon:

         Concerning Election of Directors
                                               Votes              Votes
            Nominees for Director            Cast for           Withheld
            _____________________          _____________        _________

            Michael J. Boskin              1,053,678,095        8,605,525
            D. Wayne Calloway              1,054,047,752        8,235,868
            Jess Hay                       1,053,536,087        8,747,533
            James R. Houghton              1,053,937,323        8,346,297
            William R. Howell              1,053,953,818        8,329,802
            Philip E. Lippincott           1,053,443,093        8,840,527
            Harry J. Longwell              1,054,005,432        8,278,188
            Marilyn Carlson Nelson         1,053,811,511        8,472,109
            Lee R. Raymond                 1,053,293,028        8,990,592
            John H. Steele                 1,053,012,640        9,270,980
            Robert E. Wilhelm              1,054,104,212        8,179,408
            Joseph D. Williams             1,052,881,185        9,402,435

         Concerning Ratification of Appointment of Independent Public
            Accountants

             Votes Cast For:               1,051,195,314
             Votes Cast Against:               5,770,803
             Abstentions:                      5,317,503
             Broker Non-Votes:                     N/A

         Concerning Additional Reporting of Political Contributions

             Votes Cast For:                  46,363,214
             Votes Cast Against:             839,198,689
             Abstentions:                     43,557,079
             Broker Non-Votes:               133,164,638


See also pages 4 through 9 and pages 16 through 18 of the registrant's definitive proxy statement dated March 12, 1996.

                         PART II.  OTHER INFORMATION

                              EXXON CORPORATION

                     FOR THE QUARTER ENDED JUNE 30, 1996



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

                     FOR THE QUARTER ENDED JUNE 30, 1996

                                 SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 EXXON CORPORATION



Date: August 13, 1996                           /s/   W. Bruce Cook
                                     _________________________________________
                                     W. Bruce Cook, Vice President, Controller
                                          and Principal Accounting Officer