Form 10-Q
period 1996-09-30
EXXON CORP
filed 1996-11-13
CIK 34088

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

         ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

                                      OR

         (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________to________

                         Commission File Number 1-2256




                               EXXON CORPORATION
            ______________________________________________________
            (Exact name of registrant as specified in its charter)



                NEW JERSEY                         13-5409005
        _______________________________      ______________________
        (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)      Identification Number)



          5959 Las Colinas Boulevard, Irving, Texas       75039-2298
        _______________________________________________________________
           (Address of principal executive offices)       (Zip Code)


                                (972) 444-1000
           ________________________________________________________
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X  No    .
                                                   __     __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                     Outstanding as of September 30, 1996
_______________________________        _____________________________________
Common stock, without par value                    1,241,780,932

                              EXXON CORPORATION

                                  FORM 10-Q

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


                              TABLE OF CONTENTS




                        PART I.  FINANCIAL INFORMATION


                                                                       Page
                                                                      Number
                                                                      ______
Item 1.  Financial Statements
  Condensed Consolidated Statement of Income                             3
     Three and nine months ended September 30, 1996 and 1995

  Condensed Consolidated Balance Sheet                                   4
     As of September 30, 1996 and December 31, 1995

  Condensed Consolidated Statement of Cash Flows                         5
     Nine months ended September 30, 1996 and 1995

  Notes to Condensed Consolidated Financial Statements               6 - 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         9 -13


                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                              14

Item 6.  Exhibits and Reports on Form 8-K                               14

Signature                                                               15

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              EXXON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            (millions of dollars)





                                          Three Months Ended Nine Months Ended
                                            September 30,      September 30,
                                          __________________  ________________

REVENUE                                      1996      1995     1996     1995
                                           _______   _______  _______  _______
Sales and other operating revenue,
  including excise taxes                   $32,938   $30,577  $95,037  $90,858
Earnings from equity interests and other
   revenue                                     383       392    1,700    1,557
                                            ______    ______   ______   ______
Total revenue                               33,321    30,969   96,737   92,415
                                            ______    ______   ______   ______
COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases             14,026    12,434   39,948   38,138
Operating expenses                           3,202     3,118    9,760    9,613
Selling, general and administrative expenses 2,051     1,976    6,007    5,746
Depreciation and depletion                   1,307     1,340    3,985    4,004
Exploration expenses, including dry holes      195       152      484      487
Interest expense                                97       168      309      449
Excise taxes                                 3,852     3,552   10,812    9,860
Other taxes and duties                       5,972     5,654   17,101   16,198
Income applicable to minority and
   preferred interests                          72        84      291      244
                                            ______    ______   ______   ______
Total costs and other deductions            30,774    28,478   88,697   84,739
                                            ______    ______   ______   ______

INCOME BEFORE INCOME TAXES                   2,547     2,491    8,040    7,676
Income taxes                                   987       991    3,025    2,886
                                            ______    ______   ______   ______
NET INCOME                                 $ 1,560   $ 1,500  $ 5,015  $ 4,790
                                            ======    ======   ======   ======

Net income per common share*               $  1.25   $  1.20  $  4.02  $  3.83
Dividends per common share                 $  0.79   $  0.75  $  2.33  $  2.25
Average number common shares outstanding
   (millions)                              1,241.9   1,241.8  1,242.0  1,242.1

  * Computed as income less dividends on preferred stock divided by the weighted average number of common shares outstanding.

                              EXXON CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (millions of dollars)



                                                     Sept. 30,      Dec. 31,
                                                       1996          1995
                                                   ________       _______
ASSETS
Current assets
   Cash and cash equivalents                        $ 2,910       $ 1,508
   Other marketable securities                           23           281
   Notes and accounts receivable - net                9,115         8,925
   Inventories
     Crude oil, products and merchandise              4,681         4,865
     Materials and supplies                             787           816
   Prepaid taxes and expenses                         1,062           923
                                                    _______       _______
     Total current assets                            18,578        17,318
Property, plant and equipment - net                  65,914        65,446
Investments and other assets                          8,976         8,532
                                                    _______       _______
     TOTAL ASSETS
                                                    $93,468       $91,296
                                                    =======       =======
LIABILITIES
Current liabilities
   Notes and loans payable                          $ 2,466       $ 2,247
   Accounts payable and accrued liabilities          14,273        14,113
   Income taxes payable                               2,959         2,376
                                                    _______       _______
     Total current liabilities                       19,698        18,736
Long-term debt                                        7,224         7,778
Annuity reserves, deferred credits and other
   liabilities                                       24,755        24,346
                                                    _______       _______
     TOTAL LIABILITIES                               51,677        50,860
                                                    _______       _______
SHAREHOLDERS' EQUITY
Preferred stock, without par value:
   Authorized: 200 million shares
   Outstanding:  5 million shares at Sept. 30, 1996     322
                 7  million shares at Dec. 31, 1995                    454
Guaranteed LESOP obligation                            (345)         (501)
Common stock, without par value:
   Authorized: 2,000 million shares
   Issued:     1,813 million shares                   2,822         2,822
Earnings reinvested                                  55,647        53,539
Cumulative foreign exchange translation adjustment      751         1,339
Common stock held in treasury:
   571 million shares at Sept. 30, 1996             (17,406)
   571 million shares at Dec. 31, 1995                            (17,217)
                                                    _______       _______
     TOTAL SHAREHOLDERS' EQUITY                      41,791        40,436
                                                    _______       _______
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $93,468       $91,296
                                                    =======       =======

The number of shares of common stock issued and outstanding at September 30, 1996 and December 31, 1995 were 1,241,780,932 and 1,241,771,829, respectively.

                              EXXON CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (millions of dollars)

                                                            Nine Months Ended
                                                               September 30,
                                                           __________________
                                                           1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES                      ______     ______
  Net income                                             $5,015     $4,790
  Depreciation and depletion                              3,985      4,004
  Changes in operational working capital, excluding
     cash and debt                                          634        109
  All other items - net                                     566      1,371
                                                          _____      _____
    Net Cash Provided By Operating Activities            10,200     10,274
                                                         ______     ______
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions and additions to property, plant
     and equipment                                       (5,101)    (4,825)
  Sales of subsidiaries and property, plant and equipment   372        361
  Other investing activities - net                           44        278
                                                         ______     ______

    Net Cash Used In Investing Activities                (4,685)    (4,186)
                                                         ______     ______

NET CASH GENERATION BEFORE FINANCING ACTIVITIES           5,515      6,088
                                                         ______     ______

CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to long-term debt                               550        964
  Reductions in long-term debt                             (711)      (976)
  Additions/(reductions) in short-term debt - net          (129)    (1,745)
  Cash dividends to Exxon shareholders                   (2,915)    (2,824)
  Cash dividends to minority interests                     (242)      (229)
  Additions/(reductions) to minority interests and
     sales/(redemptions) of affiliate preferred stock      (329)       (25)
  Acquisitions of Exxon shares - net                       (321)      (205)
                                                         ______     ______

    Net Cash Used In Financing Activities                (4,097)    (5,040)
                                                         ______     ______

Effects Of Exchange Rate Changes On Cash                    (16)        (5)
                                                         ______     ______

Increase/(Decrease) In Cash And Cash Equivalents          1,402      1,043
Cash And Cash Equivalents At Beginning Of Period          1,508      1,157
                                                         ______     ______
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $2,910     $2,200
                                                         ______     ______
SUPPLEMENTAL DISCLOSURES
  Income taxes paid                                      $1,957     $1,794
  Cash interest paid                                     $  543     $  638

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

    On September 24, 1996, the United States District Court for the District of Alaska entered a judgment in the amount of $5,057,571,930 in the Exxon Valdez civil trial that began in May 1994. The District Court awarded approximately $19.6 million in compensatory damages to fisher plaintiffs, $38 million in prejudgment interest on the compensatory damages and $5 billion in punitive damages to a class composed of all persons and entities asserting claims for punitive damages from the corporation as a result of the Exxon Valdez grounding. The District Court also ordered that these awards shall bear interest from and after entry of the judgment. On September 27, 1996, the District Court stayed execution on the judgment pending appeal, contingent on the posting of a $6.75 billion letter of credit which was posted by the corporation on October 7, 1996. Exxon will appeal the judgment. The corporation continues to believe that the punitive damages in this case are unwarranted and that the judgment should be set aside or substantially reduced by the appellate courts.

                              EXXON CORPORATION

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



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

                              EXXON CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUNCTIONAL EARNINGS SUMMARY
                                             Third Quarter   First Nine Months
                                            _______________  _________________
                                             1996     1995     1996     1995
                                            _____    _____    _____    _____
                                                 (millions of  dollars)

Petroleum and natural gas
  Exploration and production
    United States                          $  395   $  209   $1,237   $  699
    Non-U.S.                                  583      385    2,202    1,712
  Refining and marketing
    United States                              58      102      140      179
    Non-U.S.                                  168      365      492      773
                                            _____    _____    _____    _____

Total petroleum and natural gas             1,204    1,061    4,071    3,363
Chemicals
    United States                             208      270      527      766
    Non-U.S.                                  133      225      405      847
Other operations                              116      134      333      356
Corporate and financing                      (101)    (190)    (321)    (542)
                                            _____    _____    _____    _____
NET INCOME                                 $1,560   $1,500   $5,015   $4,790
                                            =====    =====    =====    =====


THIRD QUARTER 1996 COMPARED WITH THIRD QUARTER 1995

Exxon Corporation estimated third quarter 1996 earnings of $1,560 million, equal to $1.25 per share. Comparable third quarter 1995 net income was $1,500 million, or $1.20 per share.

Exxon achieved record net income for a third quarter as a result of increased natural gas, petroleum product, and chemical sales, as well as stronger crude oil and natural gas prices. Earnings for the first nine months of 1996 are also the highest in Exxon's history.

Upstream earnings increased by 65 percent versus the third quarter of last year. Worldwide crude oil prices averaged about $4.50 per barrel more than last year, natural gas prices were higher, particularly in North America, and worldwide gas sales were up 8 percent. Downstream earnings declined from last year's third quarter, despite increased petroleum product sales. Industry margins were under pressure in all major geographic areas, largely due to rising crude oil prices. The chemical business achieved record third quarter sales. However, earnings were below last year's third quarter, primarily due to lower chemical prices and higher feedstock costs. Earnings from other operations declined from the prior year, reflecting significantly lower copper prices. Coal production from continuing operations was the highest ever achieved in a third quarter.

During the quarter, Exxon continued its active investment program spending $2.3 billion on capital and exploration projects and advancing several large initiatives, including projects in Russia, Azerbaijan, West Africa, and the North Sea.

                              EXXON CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


OTHER COMMENTS ON THIRD QUARTER COMPARISON

Relative to 1995, third quarter 1996 worldwide exploration and production earnings benefited from stronger crude oil and natural gas prices as well as increased natural gas sales.

Liquids production was 1,570 kbd (thousand barrels per day) in the third quarter compared to 1,684 kbd in the year ago period. Increased production from new developments in the North Sea was offset by lower volumes in Canada and the U.S., and the near term effect of a revised production sharing agreement in Malaysia. Worldwide natural gas production of 5,104 mcfd (million cubic feet per day) was the highest third quarter in 15 years and up 387 mcfd from 1995 as a result of increased sales in Europe and Malaysia.

Exploration and production earnings in the U.S. were $395 million, up from $209 million in the third quarter of 1995. Earnings from exploration and production operations outside the U.S. were $583 million versus $385 million in last year's third quarter.

Worldwide petroleum product sales of 5,222 kbd for the third quarter were the highest level achieved in over 20 years and up 123 kbd from third quarter 1995, with a 4 percent increase in motor gasoline sales. Downstream industry margins in all major geographic areas were below prior year levels, reflecting escalation in crude prices. Third quarter refining and marketing earnings in the U.S. of $58 million were down from $102 million in 1995's third quarter, principally due to weaker product margins and increases in scheduled refinery maintenance and fuel prices. Outside the U.S., refining and marketing earnings of $168 million declined from $365 million in the year ago quarter, reflecting weaker industry margins.

Worldwide chemical earnings were $341 million versus $495 million in the third quarter 1995. Chemical commodity product prices rose relative to the second quarter of 1996, but remained well below last year's third quarter. Record prime product sales of 3,909 kt (thousand metric tons) in the third quarter 1996 were up 10 percent from the prior year.

Earnings from other operating segments, including coal, minerals and power, were $116 million versus $134 million in the third quarter 1995. Coal production from on-going operations was at a record level, but was offset by sharply lower copper prices. Corporate and financing expenses of $101 million compared to $190 million in the third quarter of last year, reflecting lower tax-related charges and lower interest costs due to debt reductions.

Revenue totaled $33,321 million compared with $30,969 million in the third quarter of 1995. Capital and exploration expenditures were $2,320 million versus $2,308 million in the third quarter of last year.

During the third quarter, Exxon purchased 1.5 million shares of its common stock for the treasury at a cost of $131 million.

                              EXXON CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


FIRST NINE MONTHS 1996 COMPARED WITH FIRST NINE MONTHS 1995

Net income of $5,015 million for the first nine months of 1996 was up from $4,790 million in 1995.

Through nine months of 1996, worldwide crude oil prices were about $2.75 per barrel higher than the prior year and natural gas prices increased, particularly in North America. Liquids production of 1,617 kbd compared to 1,732 kbd last year. Increased production from new developments in the North Sea was offset by the near term effect of a revised production sharing agreement in Malaysia and lower volumes in Canada and Australia. Natural gas production of 6,365 mcfd was up 12 percent from nine months 1995, due to colder weather in the U.S. and Europe and increased demand in Malaysia.

Nine months 1996 earnings from U.S. exploration and production operations were $1,237 million, up from $699 million in 1995. Outside the U.S., earnings from exploration and production operations were $2,202 million versus $1,712 million last year.

Worldwide petroleum product sales for the first nine months of 1996 were 5,148 kbd, an increase of 135 kbd over 1995, on the strength of increased clean product volumes. Earnings from U.S. refining and marketing operations were $140 million, compared with $179 million in the first nine months of 1995. Industry refining margins in the U.S. improved relative to last year's low levels, but were offset by increases in scheduled refinery maintenance activity and higher fuel prices. Refining and marketing operations outside the U.S. earned $492 million in the first three quarters versus $773 million in 1995, and were affected by weak industry conditions in the U.K. and Japan.

Earnings from worldwide chemical operations totaled $932 million through nine months of 1996, down from $1,613 million in 1995. Record prime product sales of 11,798 kt were up 10 percent from 1995, but industry product prices were significantly lower while feedstock costs were higher than year ago levels.

Other operating segments earned $333 million, down $23 million from nine months of 1995. Copper and coal production from continuing operations were at record levels and international coal prices were higher. However, copper prices were down significantly from the previous year.

Corporate and financing expenses of $321 million in the first nine months of 1996 declined from $542 million in 1995 due to lower interest and tax-related charges.

                              EXXON CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


FIRST NINE MONTHS 1996 COMPARED WITH FIRST NINE MONTHS 1995

Net cash generation before financing activities was $5,515 million in the first nine months of 1996 versus $6,088 million in the same period last year. Operating activities provided net cash of $10,200 million, the same level as 1995's first nine months. Investing activities used net cash of $4,685 million, or $499 million more than a year ago, primarily due to higher capital investment.

Net cash used in financing activities was $4,097 million in the first nine months of 1996 versus $5,040 million for the year-ago period. The decrease of $943 million mainly reflects the absence of debt reductions in the year-ago period. During the first nine months of 1996, a total of 6.4 million shares of Exxon common stock were acquired for the treasury at a cost of $535 million. Purchases are made in both the open market and through negotiated transactions. Purchases may be discontinued at any time.

Capital and exploration expenditures of $6,612 million in the first nine months of 1996 compared to $6,089 in the same period last year. Total capital and exploration expenditures in 1996 should exceed the 1995 level as Exxon maintains its focus on profitable growth opportunities in each of the major operating segments.

Total debt of $9.7 billion at September 30, 1996 compares to $10.0 billion at year-end 1995. The corporation's debt to capital ratio was 18.2 percent at the end of the first nine months of 1996, down from 19.0 percent at year-end 1995.

Over the twelve months ended September 30, 1996, return on average shareholders' equity was 16.4 percent. Return on average capital employed, which includes debt, was 13.7 percent over the same time period.

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

                              EXXON CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS




                                SPECIAL ITEMS

                                           Third Quarter     First Nine Months
                                         ________________    _________________
                                         1996        1995    1996         1995
                                         ____        ____    ____         ____
                                                 (millions of dollars)
EXPLORATION & PRODUCTION

  Non-U. S.
     Tax related                           -           -     $125           -

                                          ____       ____    ____         ____

        TOTAL                              -           -     $125           -
                                          ====       ====    ====         ====

                         PART II.  OTHER INFORMATION

                             EXXON CORPORATION

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1996

Item 1.  Legal Proceedings
_______  _________________

         As reported in the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, the U.S. Environmental Protection Agency (the "EPA") has alleged violations of the Clean Air Act by Esso Virgin Islands, Inc. ("EVII"), a subsidiary of the registrant, involving failure to conduct performance testing on a timely basis and underestimations of daily throughput of gasoline in an emissions permit application. On July 15, 1996, the EPA assessed a civil penalty of $501,817 against EVII in connection with this matter, which penalty EVII is contesting.

         Refer to the relevant portions of Note 3 on pages 6 through 8 of this Quarterly Report on Form 10-Q for further information on legal proceedings.




Item 6.  Exhibits and Reports on Form 8-K
_______  ________________________________

  a)     Exhibits

         Exhibit 27, Financial Data Schedule (included only in the electronic filing of this document).

  b)     Reports on Form 8-K

         The registrant filed a Form 8-K dated September 27, 1996 concerning the judgment entered by the United States District Court for the District of Alaska in the Exxon Valdez civil trial that began in May 1994. Refer to the relevant portions of Note 3 on pages 6 through 8 of this Quarterly Report on Form 10-Q for further information regarding this legal proceeding.

                             EXXON CORPORATION

                                 FORM 10-Q

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                 SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                EXXON CORPORATION



Date: November 13, 1996                        /s/   W. Bruce Cook
                                     _________________________________________
                                     W. Bruce Cook, Vice President, Controller
                                         and Principal Accounting Officer