Form 10-K405
period 1996-12-31
EXXON CORP
filed 1997-03-13
CIK 34088

                                     1996
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                      OR
    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from         to
                         Commission File Number 1-2256

                              EXXON CORPORATION

            (Exact name of registrant as specified in its charter)

              NEW JERSEY                             13-5409005
    (State or other jurisdiction of        (I.R.S. Employer Identification
    incorporation or organization)                     Number)

             5959 LAS COLINAS BOULEVARD, IRVING, TEXAS 75039-2298
              (Address of principal executive offices) (Zip Code)
                                (972) 444-1000
             (Registrant's telephone number, including area code)
                               ----------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                     ON WHICH REGISTERED
                 -------------------                   -----------------------
COMMON STOCK, WITHOUT PAR VALUE (1,242,175,166 SHARES
 OUTSTANDING AT FEBRUARY 28, 1997)                     NEW YORK STOCK EXCHANGE
REGISTERED SECURITIES GUARANTEED BY REGISTRANT:
 SEARIVER MARITIME FINANCIAL HOLDINGS, INC.
  TWENTY-FIVE YEAR DEBT SECURITIES DUE OCTOBER 1, 2011 NEW YORK STOCK EXCHANGE
 EXXON CAPITAL CORPORATION
  TWELVE YEAR 6% NOTES DUE JULY 1, 2005                NEW YORK STOCK EXCHANGE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

  The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 1997, based on the closing price on that date of $100 1/4 on the New York Stock Exchange composite tape, was in excess of $124 billion.

  DOCUMENTS INCORPORATED BY REFERENCE:
                1996 ANNUAL REPORT TO SHAREHOLDERS (PARTS I, II AND IV)
                PROXY STATEMENT DATED MARCH 19, 1997 (PART III)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               EXXON CORPORATION
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
                                     PART I
 Item 1.  Business.....................................................    1-2
 Item 2.  Properties...................................................    2-8
 Item 3.  Legal Proceedings............................................      8
 Item 4.  Submission of Matters to a Vote of Security Holders..........      8
 Executive Officers of the Registrant [pursuant to Instruction 3 to Reg-
  ulation S-K, Item 401(b)].............................................     9

                                    PART II

 Item 5.  Market for Registrant's Common Stock and Related Shareholder
          Matters......................................................      9
 Item 6.  Selected Financial Data......................................     10
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................     10
 Item 8.  Financial Statements and Supplementary Data..................     10
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure.....................................     10

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant...........     10
 Item 11. Executive Compensation.......................................     10
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management...................................................     10
 Item 13. Certain Relationships and Related Transactions...............     10

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form
          8-K..........................................................     10
 Signatures............................................................. 11-12
 Index to Financial Statements..........................................    13
 Consent of Independent Accountants.....................................    13
 Index to Exhibits......................................................    14

                                    PART I
ITEM 1. BUSINESS.

  Exxon Corporation was incorporated in the State of New Jersey in 1882. Divisions and affiliated companies of Exxon operate or market products in the United States and over 100 other countries. Their principal business is energy, involving exploration for, and production of, crude oil and natural gas, manufacturing of petroleum products and transportation and sale of crude oil, natural gas and petroleum products. Exxon Chemical Company, a division of Exxon, is a major manufacturer and marketer of basic petrochemicals, including olefins and aromatics, and a leading supplier of specialty rubbers and of additives for fuels and lubricants. Other products manufactured include polyethylene and polypropylene plastics, plasticizers, specialty resins, specialty and commodity solvents and performance chemicals for oil field operations. Exxon is engaged in exploration for, and mining and sale of, coal and other minerals. Exxon also has an interest in electric power generation in Hong Kong. Affiliates of Exxon conduct extensive research programs in support of these businesses.

  Exxon Corporation has five divisions and hundreds of affiliates, many with names that include Exxon or Esso. For convenience and simplicity, in this report the terms Exxon and Esso, as well as the terms corporation, company, our, we and its, are sometimes used as abbreviated references to specific affiliates or groups of affiliates. The precise meaning depends on the context in question.

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

  The operations and earnings of the corporation and its affiliates throughout the world are also affected by local, regional and global events or conditions that affect supply and demand for oil, natural gas and other Exxon products. These events or conditions are generally not predictable and include, among other things, the development of new supply sources; supply disruptions; weather; international political events; technological advances; changes in demographics and consumer preferences; and the competitiveness of alternative energy sources or product substitutes. See also Page F5 of the accompanying financial section of the 1996 Annual Report to shareholders for discussion of the impact of inflation, changing prices and other uncertainties.

  In 1996, the corporation spent $1,561 million (of which $457 million were capital expenditures) on environmental conservation projects and expenses worldwide, mostly dealing with air and water conservation. Total expenditures for such activities are expected to be about $1.6 billion in each year 1997 and 1998 (with capital expenditures representing about 30 percent of the total).

  Operating data and industry segment information for the corporation are contained on pages F3, F20 and F27, information on oil and gas reserves is contained on pages F24 and F25 and information on company-sponsored research and development activities is contained on page F12 of the accompanying financial section of the 1996 Annual Report to shareholders.*
--------
  *Only the data appearing on pages F1 and F3 through F27 of the accompanying financial section of the 1996 Annual Report to shareholders, incorporated in this report as Exhibit 13, are deemed to be filed as part of this Annual Report on Form 10-K as indicated under Items 1, 2, 3, 5, 6, 7 and 8 and on page 13.

  Projections, estimates and descriptions of Exxon's plans and objectives included or incorporated in Items 1, 2 and 7 of this report are forward-looking statements. Actual future project dates, production rates, capital expenditures, costs and business plans could differ materially due to, among other things, the outcome of commercial negotiations; changes in operating conditions and costs; technical difficulties; and other factors discussed above and elsewhere in this report.

ITEM 2. PROPERTIES.

  Part of the information in response to this item and to the Securities Exchange Act Industry Guide 2 is contained in the accompanying financial section of the 1996 Annual Report to shareholders in Note 7, which note appears on page F13, and on pages F3, and F22 through F27.

  Information with regard to oil and gas producing activities follows:

1. NET RESERVES OF CRUDE OIL AND NATURAL GAS LIQUIDS (MILLIONS OF BARRELS) AND NATURAL GAS (BILLIONS OF CUBIC FEET) AT YEAR-END 1996

  Estimated proved reserves are shown on pages F24 and F25 of the accompanying financial section of the 1996 Annual Report to shareholders. No major discovery or other favorable or adverse event has occurred since December 31, 1996 that would cause a significant change in the estimated proved reserves as of that date. The oil sands reserves shown separately for Canada represent synthetic crude oil expected to be recovered from Imperial Oil Limited's 25 percent interest in the net reserves set aside for the Syncrude project, as presently defined by government permit. For information on the standardized measure of discounted future net cash flows relating to proved oil and gas reserves, see page F26 of the accompanying financial section of the 1996 Annual Report to shareholders.

2. ESTIMATES OF TOTAL NET PROVED OIL AND GAS RESERVES FILED WITH OTHER FEDERAL AGENCIES

  During 1996, the company filed proved reserves estimates with the U.S. Department of Energy on Forms EIA-23 and EIA-28. The information is consistent with the 1995 Annual Report to shareholders with the exception of EIA-23 which covered total oil and gas reserves from Exxon-operated properties in the U.S. and does not include gas plant liquids.

3. AVERAGE SALES PRICES AND PRODUCTION COSTS PER UNIT OF PRODUCTION

  Incorporated by reference to page F22 of the accompanying financial section of the 1996 Annual Report to shareholders. Average sales prices have been calculated by using sales quantities from our own production as the divisor. Average production costs have been computed by using net production quantities for the divisor. The volumes of crude oil and natural gas liquids (NGL) production used for this computation are shown in the reserves table on page F24 of the accompanying financial section of the 1996 Annual Report to shareholders. The net production volumes of natural gas available for sale by the producing function used in this calculation are shown on page F27 of the accompanying financial section of the 1996 Annual Report to shareholders. The volumes of natural gas were converted to oil-equivalent barrels based on a conversion factor of six thousand cubic feet per barrel.

4. GROSS AND NET PRODUCTIVE WELLS

                                                            YEAR-END 1996
                                                      --------------------------
                                                           OIL          GAS
                                                      ------------- ------------
                                                      GROSS   NET   GROSS   NET
                                                      ------ ------ ------ -----
   United States..................................... 18,063  6,337  4,700 1,994
   Canada............................................  7,268  4,044  4,108 2,829
   Europe............................................  1,629    482  1,006   397
   Asia-Pacific......................................    835    409    395   113
   Other.............................................    745    101     14     5
                                                      ------ ------ ------ -----
    Total............................................ 28,540 11,373 10,223 5,338
                                                      ====== ====== ====== =====

5. GROSS AND NET DEVELOPED ACREAGE

                                                               YEAR-END 1996
                                                            --------------------
                                                              GROSS       NET
                                                            --------------------
                                                            (THOUSANDS OF ACRES)
   United States...........................................      5,130     3,631
   Canada..................................................      3,364     1,618
   Europe..................................................     10,147     3,393
   Asia-Pacific............................................      3,806     1,458
   Other...................................................      7,345     1,096
                                                            ---------- ---------
    Total..................................................     29,792    11,196
                                                            ========== =========

  Note: Separate acreage data for oil and gas are not maintained because, in many instances, both are produced from the same acreage.

6. GROSS AND NET UNDEVELOPED ACREAGE
                                                               YEAR-END 1996
                                                            --------------------
                                                              GROSS       NET
                                                            --------------------
                                                            (THOUSANDS OF ACRES)
   United States...........................................      5,346     3,841
   Canada..................................................      3,913     2,271
   Europe..................................................     11,955     4,784
   Asia-Pacific............................................     57,244    30,010
   Other...................................................     52,124    21,612
                                                            ---------- ---------
    Total..................................................    130,582    62,518
                                                            ========== =========

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

  Cold Lake oil sands leases were taken for an initial 21-year term in 1968-1969 and renewed for a second 21-year term in 1989-1990. All undeveloped Athabasca oil sands leases are currently in their second 21-year term after being renewed between 1980 and 1987. They may be renewed for a third term of 15 years if the leaseholder files a development plan with the Alberta regulatory authority. The regulatory approval received for Syncrude has set the expiry date of the current production lease at 2025.

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

  Republic of Yemen

  Production sharing agreements (PSAs) negotiated with the government entitle Exxon to participate in exploration operations within a designated area during the exploration period. In the event of a commercial discovery, the company is entitled to proceed with development and production operations during the development period. The length of these periods and other specific terms are negotiated prior to executing the production sharing agreement. Existing production operations have a development period extending 20 years from first commercial declaration made in November 1985 for the Marib PSA and June 1995 for the Jannah PSA.

8. NUMBER OF NET PRODUCTIVE AND DRY WELLS DRILLED

                                                                  1996 1995 1994
                                                                  ---- ---- ----
A. Net Productive Exploratory Wells Drilled
  United States..................................................   7    5    5
  Canada.........................................................   8    5    8
  Europe.........................................................   7    9    6
  Asia-Pacific...................................................   7   15    9
  Other..........................................................   2    2    3
                                                                  ---  ---  ---
   Total.........................................................  31   36   31
                                                                  ---  ---  ---
B. Net Dry Exploratory Wells Drilled
  United States..................................................   5    5    3
  Canada.........................................................   4   12    8
  Europe.........................................................   9    7    6
  Asia-Pacific...................................................   8    7    7
  Other..........................................................   2    2    5
                                                                  ---  ---  ---
   Total.........................................................  28   33   29
                                                                  ---  ---  ---
C. Net Productive Development Wells Drilled
  United States.................................................. 190  152  188
  Canada......................................................... 356  339  135
  Europe.........................................................  36   32   25
  Asia-Pacific...................................................  31   40   57
  Other..........................................................  11   11   10
                                                                  ---  ---  ---
   Total......................................................... 624  574  415
                                                                  ---  ---  ---
D. Net Dry Development Wells Drilled
  United States..................................................  13    7   15
  Canada.........................................................   2    3    3
  Europe.........................................................   2    1    1
  Asia-Pacific...................................................   1   --   --
  Other..........................................................   1   --   --
                                                                  ---  ---  ---
   Total.........................................................  19   11   19
                                                                  ---  ---  ---
  Total number of net wells drilled.............................. 702  654  494
                                                                  ===  ===  ===

9. PRESENT ACTIVITIES

A. Wells Drilling -- Year-End 1996

                                                                       GROSS NET
                                                                       ----- ---
   United States......................................................   76   42
   Canada.............................................................    5    3
   Europe.............................................................   33   13
   Asia-Pacific.......................................................   13    5
   Other..............................................................    6    1
                                                                        ---  ---
    Total.............................................................  133   64
                                                                        ===  ===

B. Review of Principal Ongoing Activities in Key Areas

UNITED STATES

  During 1996, exploration activities were conducted by Exxon Exploration Company and producing activities by Exxon Company, U.S.A., both divisions of Exxon Corporation. Some of the more significant ongoing activities are:

  . Exploration and delineation of additional hydrocarbon resources continued. At year-end 1996, Exxon's inventory of undeveloped acreage totaled 3.8 million net acres. Exxon was active in areas onshore and offshore in the lower 48 states and in Alaska. A total of 12.0 net exploration and delineation wells were completed during 1996.

  . During 1996, 138.4 net development wells were completed within and around mature fields in the inland lower 48 states.

  . Exxon's net acreage in the Gulf of Mexico at year-end 1996 was 1.4 million acres. A total of 39.9 net exploratory and development wells were completed during the year.

  . There were no new major projects which started up in 1996. Fabrication of facilities for the Ram-Powell project, which will involve setting a tension leg platform in approximately 3,200 feet of water, is progressing. Pre-drilling of the development wells began in 1996 and production start-up is scheduled for 1997.

  . Development began on two new Gulf of Mexico projects in 1996. The Genesis project, scheduled for start-up in 1999, will utilize a deep draft caisson vessel to develop reserves in 2,600 feet of water. The Ursa project, also scheduled for start-up in 1999, will utilize a tension leg platform development concept in 3,900 feet of water.

  . Participation in Alaska production and development continued and a total of 20.8 net development wells were drilled in 1996.

CANADA

  During 1996, exploration and production activities in Canada were conducted by the Resources Division of Imperial Oil Limited, which is 69.6 percent owned by Exxon Corporation. Some of the more significant ongoing activities are:

  . Gross commercial bitumen production from Cold Lake averaged 85 thousand barrels per day during 1996. Expansion activities associated with development drilling for the 9th and 10th phases were completed in 1996.

  . The Syncrude plant, 25 percent owned by Imperial and located in northern Alberta, completed its 18th year of operations. Gross synthetic crude production averaged 200 thousand barrels per day in 1996.

OUTSIDE NORTH AMERICA

  During 1996, exploration activities were conducted by Exxon Exploration Company and producing activities by Exxon Company, International, both divisions of Exxon Corporation. Some of the more significant ongoing activities include:

  United Kingdom

  At year-end, net acreage remained at 1.7 million acres, all offshore. During the year, 25.2 net exploration and development wells were completed. Production started up from the Anasuria, Pelican and Schooner projects. The Curlew, Mallard, Gannet E/F and Kingfisher projects are under way with start-ups anticipated in 1997. The Eastern Trough Area Project moved forward and start-up is expected in 1998.

  Netherlands

  Exxon's net interest in licenses totaled 1.6 million acres onshore and 1.3 million acres offshore at year-end. During the year, 11.8 net exploration and development wells were completed. The Grijpskerk underground storage project was completed and storage operations commenced in December while construction at Norg continues with start-up anticipated in 1997. Construction is underway for the onshore Anjum and Boerakker Area gas fields with start-up anticipated in 1997 and for the offshore gas fields in the L9 and K14 blocks with start-up anticipated in 1998.

  Norway

  Exxon acquired an interest in ten new blocks during the year. Total net acreage at year-end was 0.5 million acres, all offshore. During the year, 6.1 net exploration and development wells were completed and production was initiated at the Sleipner West field. Projects for development of the Balder and Vigdis fields are continuing as planned, with first production scheduled for 1997.

  France

  Exxon's net acreage totaled 0.8 million net acres at the end of 1996. During the year, 4.0 net exploration and development wells were drilled and completed.

  Germany

  A total of 2.2 million acres were held by Exxon in Germany at year-end, with
6.4 net exploration and development wells drilled and completed during the year. The Uelsen underground natural gas storage project is under construction with start-up anticipated in 1997.

  Australia

  Exxon's 1996 year-end acreage holdings totaled 6.0 million net acres onshore and 1.0 million net acres offshore, with exploration and production activities underway in both areas. During the year, 17.5 net exploration and development wells were completed. Production from Bream B started in late 1996, and West Tuna started up in early 1997.

  Malaysia

  Exxon has interests in production sharing contracts covering 4.0 million net acres offshore Peninsular Malaysia. During 1996, a total of 27.9 net exploration and development wells were completed. Development drilling was completed at Tabu B and Tapis D, and continued at the Guntung D platforms. The Lawit gas platform was installed and start-up is anticipated in 1997.

  Indonesia

  At year-end, Exxon's net acreage in Indonesia totaled 2.2 million acres, all offshore, including the acquisition of an additional 1.7 million acres in 1996.

  Thailand

  Exxon's net acreage in the Khorat concession onshore Thailand totaled 15,000 acres at year-end.

  Azerbaijan

  A total of 8,500 acres were held by Exxon in Azerbaijan at year-end, all offshore. During the year, Exxon acquired an additional three percent interest in the megastructure project bringing its total interest to eight percent. Operations during the year included drilling an appraisal well.

  Republic of Yemen

  Exxon's net acreage in the Republic of Yemen production sharing agreement areas totaled 0.9 million acres onshore at year-end. During the year, 14.7 net exploration and development wells were drilled and completed and production from the Jannah PSA area commenced.

  Egypt

  Exxon sold its exploration and production operations in Egypt in 1996.

  Colombia

  At year-end, Exxon's net acreage in Colombia totaled 0.1 million acres.

WORLDWIDE EXPLORATION

  Exploration activities were underway in several areas in which Exxon has no established production operations. Exxon continues to selectively build a diverse portfolio of acreage, with positions in offshore West Africa, across the former Soviet Union and onshore China. A total of 39.6 million net acres were held at year-end, and 3.8 net exploration wells were completed during the year.

ITEM 3. LEGAL PROCEEDINGS.

  Refer to the relevant portions of Note 13 on page F16 of the accompanying financial section of the 1996 Annual Report to shareholders for information on legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                               ----------------

EXECUTIVE OFFICERS OF THE REGISTRANT [pursuant to Instruction 3 to Regulation S-K, Item 401(b)].

                        AGE AS OF
                        MARCH 31,
   NAME                   1997            TITLE    (HELD OFFICE SINCE)
   ----                 --------- ---------------------------------------------
   L. R. Raymond.......     58    Chairman of the Board (1993)
   R. Dahan............     55    Senior Vice President (1995)
   E. J. Hess..........     63    Senior Vice President (1993)
   H. J. Longwell......     55    Senior Vice President (1995)
   R. E. Wilhelm.......     56    Senior Vice President (1990)
   A. L. Condray.......     54    Vice President (1995)
   W. B. Cook..........     61    Vice President and Controller (1994)
   C. W. Matthews......     52    Vice President and General Counsel (1995)
   R. B. Nesbitt.......     63    Vice President (1992)
   E. A. Robinson......     63    Vice President and Treasurer (1983)
   C. D. Roxburgh......     58    Vice President (1995)
   P. E. Sullivan......     53    Vice President and General Tax Counsel (1995)
   J. L. Thompson......     57    Vice President (1991)
   T. P. Townsend......     60    Vice President -- Investor Relations (1990)
                                   and Secretary (1995)

  For at least the past five years, Messrs. Raymond, Hess, Wilhelm, Robinson and Townsend have been employed as executives of the registrant. Mr. Raymond also holds the title of president.

  The following executive officers of the registrant have also served as executives of the subsidiaries, affiliates or divisions of the registrant shown opposite their names during the five years preceding December 31, 1996.

   Exxon Chemical Company................................ Nesbitt
   Exxon Coal and Minerals Company....................... Roxburgh
   Exxon Company, International.......................... Cook, Dahan and
                                                           Roxburgh
   Exxon Company, U.S.A.................................. Condray, Longwell,
                                                           Matthews and Sullivan
   Exxon Exploration Company............................. Thompson

  Officers are generally elected by the Board of Directors at its meeting on the day of each annual election of directors, each such officer to serve until his or her successor has been elected and qualified.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

  Incorporated by reference to the quarterly information which appears on page F21 of the accompanying financial section of the 1996 Annual Report to shareholders.

  On February 26, 1997, the Board of Directors approved a two-for-one stock split to shareholders of record on March 14, 1997. The additional shares will be distributed around April 11, 1997.**

--------
** All information in this Annual Report on Form 10-K for 1996 including, but not limited to, information in response to Items 5, 6, 7, 8, 10, 11, 12 and 14(a) and the cover is on a pre-split basis.

ITEM 6. SELECTED FINANCIAL DATA.

  Incorporated by reference to page F3 of the accompanying financial section of the 1996 Annual Report to shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Incorporated by reference to pages F4 through F7 of the accompanying financial section of the 1996 Annual Report to shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Reference is made to the Index to Financial Statements on page 13 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Incorporated by reference to the relevant portions of pages 4 through 7 of the registrant's definitive proxy statement dated March 19, 1997.

ITEM 11. EXECUTIVE COMPENSATION.

  Incorporated by reference to the fifth through eighth paragraphs under the heading "Board of Directors" on page 2 and to pages 9 through 12 (excluding the portion of page 12 entitled "Board Compensation Committee Report on Executive Compensation") of the registrant's definitive proxy statement dated March 19, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Incorporated by reference to the relevant portions of pages 4 through 8 (excluding the portion of page 8 entitled "Transactions with Management") of the registrant's definitive proxy statement dated March 19, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Incorporated by reference to the portion of page 8 entitled "Transactions with Management" of the registrant's definitive proxy statement dated March 19, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) and (a) (2) Financial Statements:
    See Index to Financial Statements on page 13 of this Annual Report on Form 10-K.

  (a)(3) Exhibits:
    See Index to Exhibits on page 14 of this Annual Report on Form 10-K.

  (b)Reports on Form 8-K.
    The registrant did not file any reports on Form 8-K during the last quarter of 1996.

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

Dated March 13, 1997

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

            /s/ LEE R. RAYMOND                 Chairman of the Board      March 13, 1997
------------------------------------------ (Principal Executive Officer)
             (Lee R. Raymond)

           /s/ MICHAEL J. BOSKIN                      Director            March 13, 1997
-------------------------------------------
            (Michael J. Boskin)

           /s/ D. WAYNE CALLOWAY                      Director            March 13, 1997
-------------------------------------------
            (D. Wayne Calloway)

               /s/ JESS HAY                           Director            March 13, 1997
-------------------------------------------
                (Jess Hay)

           /s/ JAMES R. HOUGHTON                      Director            March 13, 1997
-------------------------------------------
            (James R. Houghton)

           /s/ WILLIAM R. HOWELL                      Director            March 13, 1997
-------------------------------------------
            (William R. Howell)

         /s/ PHILIP E. LIPPINCOTT                     Director            March 13, 1997
-------------------------------------------
          (Philip E. Lippincott)

           /s/ HARRY J. LONGWELL                      Director            March 13, 1997
-------------------------------------------
            (Harry J. Longwell)

        /s/ MARILYN CARLSON NELSON                    Director            March 13, 1997
-------------------------------------------
         (Marilyn Carlson Nelson)

            /s/ JOHN H. STEELE                        Director            March 13, 1997
-------------------------------------------
             (John H. Steele)

           /s/ ROBERT E. WILHELM                      Director            March 13, 1997
-------------------------------------------
            (Robert E. Wilhelm)

          /s/ JOSEPH D. WILLIAMS                      Director            March 13, 1997
-------------------------------------------
           (Joseph D. Williams)

             /s/ W. BRUCE COOK                  Controller (Principal     March 13, 1997
-------------------------------------------      Accounting Officer)
              (W. Bruce Cook)

           /s/ EDGAR A. ROBINSON                Treasurer (Principal      March 13, 1997
-------------------------------------------      Financial Officer)
            (Edgar A. Robinson)


                         INDEX TO FINANCIAL STATEMENTS

  The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated February 26, 1997, appearing on pages F8 to F20; the Quarterly Information appearing on page F21; and the Supplemental Information on Oil and Gas Exploration and Production Activities appearing on pages F22 to F26 of the accompanying financial section of the 1996 Annual Report to shareholders are incorporated in this Annual Report on Form 10-K as
Exhibit 13. With the exception of the aforementioned information, no other data appearing in the accompanying financial section of the 1996 Annual Report to shareholders is deemed to be filed as part of this Annual Report on Form 10-K under Item 8. Consolidated Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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

and we hereby consent to the incorporation by reference in the Registration Statements on:

   Form S-8 (No. 33-51107)  --1993 Incentive Program of Exxon Corporation (together with 1983 Stock Option and 1988 Long Term Incentive
                             Plans of Exxon Corporation);
   Form S-8 (No. 33-19057)  --Thrift Plans of Exxon Corporation and Participating
                             Affiliated Employers

of our report dated February 26, 1997 appearing on page F11 of the accompanying financial section of the 1996 Annual Report to shareholders of Exxon Corporation which is incorporated as Exhibit 13 in this Annual Report on Form 10-K.

Price Waterhouse LLP

Dallas, Texas
March 13 , 1997

                               INDEX TO EXHIBITS

 3(i).         Registrant's Restated Certificate of Incorporation, as
                restated December 18, 1996 and as amended February 26,
                1997.
 3(ii).        Registrant's By-Laws, as revised to January 31, 1996
                (incorporated by reference to Exhibit 3(ii) to the
                registrant's Annual Report on Form 10-K for 1995).
 10(iii)(a).   Registrant's 1993 Incentive Program, as amended
                (incorporated by reference to Exhibit 10(iii) to the
                registrant's Quarterly Report on Form 10-Q for the
                quarter ended September 30, 1995).*
 10(iii)(b).   Registrant's Plan for Deferral of Nonemployee Director
                Compensation and Fees, as amended (incorporated by
                reference to Exhibit 10(iii)(b) to the registrant's
                Annual Report on Form 10-K for 1993).*
 10(iii)(c).   Registrant's Restricted Stock Plan for Nonemployee
                Directors, as amended.*
 10(iii)(d).   Supplemental life insurance (incorporated by reference to
                Exhibit 10(iii)(d) to the registrant's Annual Report on
                Form 10-K for 1992).*
 10(iii)(e).   Registrant's Short Term Incentive Program (incorporated by reference to Exhibit 10(iii)(e) to the registrant's
                Annual Report on Form 10-K for 1993).*
 10(iii)(f).   Registrant's 1997 Nonemployee Director Restricted Stock
                Plan.*
 12.           Computation of ratio of earnings to fixed charges.
 13.           Pages F1 and F3 through F27 of the Financial Section of
                the registrant's 1996 Annual Report to shareholders.
 21.           Subsidiaries of the registrant.
 23.           Consent of Independent Accountants (contained on page 13
                of this Annual Report on Form 10-K).
 27.           Financial Data Schedule (included only in the electronic
                filing of this document).

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