Form 10-Q
period 1997-03-31
EXXON CORP
filed 1997-05-13
CIK 34088

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

     ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1997

                                    OR

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________to________

                      Commission File Number 1-2256


                            EXXON CORPORATION
         (Exact name of registrant as specified in its charter)


         NEW JERSEY                                        13-5409005
_______________________________                   ______________________
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification Number)

    5959 Las Colinas Boulevard, Irving, Texas                 75039-2298
    ____________________________________________________________________
    (Address of principal executive offices)                  (Zip Code)

                              (972) 444-1000
        __________________________________________________________
           (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class                           Outstanding as of March 31, 1997
_______________________________        ________________________________
Common stock, without par value                 2,483,023,116

                            EXXON CORPORATION

                                 FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


                             TABLE OF CONTENTS







                                                                    Page
                                                                  Number
                                                                  ______


                       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements
      Condensed Consolidated Statement of Income                       3
        Three months ended March 31, 1997 and 1996

      Condensed Consolidated Balance Sheet                             4
        As of March 31, 1997 and December 31, 1996

      Condensed Consolidated Statement of Cash Flows                   5
        Three months ended March 31, 1997 and 1996

      Notes to Condensed Consolidated Financial Statements           6-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        9-12


                        PART II.  OTHER INFORMATION

Item 2.  Changes in Securities                                        13

Item 5.  Other Information                                            14

Item 6.  Exhibits and Reports on Form 8-K                             15

Signature                                                             16

Index to Exhibits                                                     17

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             EXXON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (millions of dollars)

                                                          Three Months Ended
                                                                 March 31,
                                                          __________________
                                                            1997        1996
                                                            ____        ____
REVENUE
Sales and other operating revenue,
  including excise taxes                                 $33,105     $30,474
Earnings from equity interests and other revenue             485         731
                                                         _______     _______
Total revenue                                             33,590      31,205
                                                         _______     _______

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases                           14,509      12,597
Operating expenses                                         3,241       3,288
Selling, general and administrative expenses               1,879       1,936
Depreciation and depletion                                 1,365       1,372
Exploration expenses, including dry holes                    165         140
Interest expense                                              72          76
Excise taxes                                               3,549       3,310
Other taxes and duties                                     5,193       5,506
Income applicable to minority and preferred interests         99         139
                                                         _______     _______
Total costs and other deductions                          30,072      28,364
                                                         _______     _______

INCOME BEFORE INCOME TAXES                                 3,518       2,841
Income taxes                                               1,343         956
                                                         _______     _______
NET INCOME                                               $ 2,175     $ 1,885
                                                         =======     =======

Net income per common share*                             $  0.87     $  0.76
Dividends per common share*                              $ 0.395     $ 0.375
Average number common shares outstanding (millions)*     2,483.8     2,483.9

Net income per share computed as income less dividends on preferred stock divided by the weighted average number of common shares outstanding.

* Prior year amounts restated to reflect two-for-one stock split effective March 14, 1997.

                              EXXON CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEET
                            (millions of dollars)

                                                         March 31, Dec. 31,
                                                             1997     1996
                                                          _______  _______
ASSETS
Current assets
   Cash and cash equivalents                              $ 5,263  $ 2,951
   Other marketable securities                                 19       18
   Notes and accounts receivable - net                     10,347   10,499
   Inventories
     Crude oil, products and merchandise                    4,293    4,501
     Materials and supplies                                   771      784
   Prepaid taxes and expenses                               1,075    1,157
                                                          _______  _______
     Total current assets                                  21,768   19,910
Property, plant and equipment - net                        65,493   66,607
Investments and other assets                                8,386    9,010
                                                          _______  _______
     TOTAL ASSETS                                         $95,647  $95,527
                                                          =======  =======
LIABILITIES
Current liabilities
   Notes and loans payable                                $ 2,617  $ 2,510
   Accounts payable and accrued liabilities                13,860   14,510
   Income taxes payable                                     2,652    2,485
                                                          _______  _______
     Total current liabilities                             19,129   19,505
Long-term debt                                              7,223    7,236
Annuity reserves, deferred credits and other liabilities   25,625   25,244
                                                          _______  _______
     TOTAL LIABILITIES                                     51,977   51,985
                                                          _______  _______
SHAREHOLDERS' EQUITY
Preferred stock, without par value:
   Authorized:   200 million shares
   Outstanding:    5 million shares at Mar. 31, 1997          284
                   5 million shares at Dec. 31, 1996                   303
Guaranteed LESOP obligation                                  (345)    (345)
Common stock, without par value:
   Authorized:   3,000 million shares
   Issued:       2,984 million shares at Mar. 31, 1997      2,322
                 See note 3 for shares at Dec. 31, 1996              2,822
Earnings reinvested                                        48,978   57,156
Cumulative foreign exchange translation adjustment            229    1,126
Common stock held in treasury:
     501 million shares at Mar. 31, 1997                   (7,798)
   1,142 million shares at Dec. 31, 1996                           (17,520)
                                                          _______  _______

     TOTAL SHAREHOLDERS' EQUITY                            43,670   43,542
                                                          _______  _______

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $95,647  $95,527
                                                          =======  =======

The number of shares of common stock issued and outstanding at March 31, 1997 and December 31, 1996 (restated to reflect two-for-one stock split effective March 14, 1997) were 2,483,023,116 and 2,483,492,968, respectively.

                              EXXON CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (millions of dollars)

                                                          Three Months Ended
                                                                 March 31,
                                                          __________________
                                                              1997     1996
                                                           _______   _______
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                               $2,175   $1,885
   Depreciation and depletion                                1,365    1,372
   Changes in operational working capital, excluding
      cash and debt                                           (127)     528
   All other items - net                                     1,101      292
                                                           _______  _______

   Net Cash Provided By Operating Activities                 4,514    4,077
                                                           _______  _______

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions and additions to property, plant and
      equipment                                             (1,481)  (1,413)
   Sales of subsidiaries and property, plant and equipment      55       27
   Other investing activities - net                            332      353
                                                           _______  _______

   Net Cash Used In Investing Activities                    (1,094)  (1,033)
                                                           _______  _______

NET CASH GENERATION BEFORE FINANCING ACTIVITIES              3,420    3,044
                                                           _______  _______

CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to long-term debt                                 175      302
   Reductions in long-term debt                                (58)    (267)
   Additions/(reductions) in short-term debt - net             (33)      28
   Cash dividends to Exxon shareholders                       (986)    (940)
   Cash dividends to minority interests                        (75)     (87)
   Additions/(reductions) to minority interests and
      sales/(redemptions) of affiliate preferred stock           4        2
   Acquisitions of Exxon shares - net                         (166)     (52)
                                                           _______  _______

   Net Cash Used In Financing Activities                    (1,139)  (1,014)
                                                           _______  _______

Effects Of Exchange Rate Changes On Cash                        31      (15)
                                                           _______  _______

Increase/(Decrease) In Cash And Cash Equivalents             2,312    2,015
Cash And Cash Equivalents At Beginning Of Period             2,951    1,508
                                                           _______  _______
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $5,263   $3,523
                                                           =======  =======

SUPPLEMENTAL DISCLOSURES
   Income taxes paid                                        $  703   $  210
   Cash interest paid                                       $  154   $  183

                                EXXON CORPORATION

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis Of Financial Statement Preparation

These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the S.E.C. in the corporation's 1996 Annual Report on Form 10-K. In the opinion of the corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. The corporation's exploration and production activities are accounted for under the "successful efforts" method.

2. Earnings per Share

In February 1997, the Financial Accounting Standards Board released Standard No. 128, "Earnings per Share" which must be adopted for both interim and annual periods ending after December 15, 1997, with earlier application not permitted. Based on preliminary estimates, basic earnings per share defined by the standard is consistent with current reporting of net income per common share. The difference between basic and diluted earnings per share is expected to be insignificant.

3. Capital

On February 26, 1997, the company's Board of Directors approved a two-for-one stock split to Common Stock shareholders of record on March 14, 1997 and canceled 321,000,000 shares (pre-split basis) of Common Stock without par value held by the corporation as treasury shares. These canceled shares were returned to the status of authorized but unissued shares. The treasury stock account was credited for $9,869 million, the Common Stock account charged for $500 million and the retained earnings account charged for $9,369 million to cancel these treasury shares.

On March 14, 1997, the authorized Common Stock was increased from two billion shares without par value to three billion shares without par value and the issued shares were split on a two-for-one basis.

Since canceled treasury shares were returned to the status of authorized but unissued shares and used to partially accomplish the two-for-one stock split, the restated number of Common Stock shares issued (on a post-split basis) at December 31, 1996 is not meaningful.

The number of shares of Common Stock issued and outstanding as of December 31, 1996 and 1995, restated to reflect the two-for-one stock split, were 2,483,492,968 and 2,483,543,658, respectively. Earnings per share for the years ended December 31, 1996, 1995 and 1994, restated for the effect of the two-for-one stock split, are $3.01, $2.59, and $2.04, respectively.

4. Litigation and Other Contingencies

A number of lawsuits, including class actions, were brought in various courts against Exxon Corporation and certain of its subsidiaries relating to the accidental release of crude oil from the tanker Exxon Valdez in 1989. Essentially all of these lawsuits have now been resolved or are subject to appeal.

                                EXXON CORPORATION

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 24, 1996, the United States District Court for the District of Alaska entered a judgment in the amount of $5.058 billion in the Exxon Valdez civil trial that began in May 1994. The District Court awarded approximately $19.6 million in compensatory damages to fisher plaintiffs, $38 million in prejudgment interest on the compensatory damages and $5 billion in punitive damages to a class composed of all persons and entities who asserted claims for punitive damages from the corporation as a result of the Exxon Valdez grounding. The District Court also ordered that these awards shall bear interest from and after entry of the judgment. The District Court stayed execution on the judgment pending appeal based on a $6.75 billion letter of credit posted by the corporation. Exxon has appealed the judgment. The corporation continues to believe that the punitive damages in this case are unwarranted and that the judgment should be set aside or substantially reduced by the appellate courts.

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

On July 8, 1996, an interim ruling was issued establishing a provisional compensation payment for the excess gas received. Additional compensation, if any, remains subject to further arbitration proceedings or negotiation. Other substantive matters remain outstanding, including recovery of royalties paid on such excess gas and the taxes payable on the final compensation amount. The net financial impact on the corporation is not possible to predict at this time given these outstanding issues. However, the ultimate outcome is not expected to have a materially adverse effect upon the corporation's consolidated financial condition or operations.

The U.S. Tax Court has decided the issue with respect to the pricing of crude oil purchased from Saudi Arabia for the years 1979-1981 in favor of the corporation. This decision is subject to appeal. Certain other issues for the years 1979-1982 remain pending before the Tax Court. The ultimate resolution of these issues is not expected to have a materially adverse effect upon the corporation's operations or financial condition.

Claims for substantial amounts have been made against Exxon and certain of its consolidated subsidiaries in other pending lawsuits, the outcome of which is not expected to have a materially adverse effect upon the corporation's financial condition or operations.

                                EXXON CORPORATION

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

                             EXXON CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUNCTIONAL EARNINGS SUMMARY

                                                             First Quarter
                                                          _________________
                                                            1997       1996
                                                         _______    _______
                                                        (millions of dollars)

Petroleum and natural gas
   Exploration and production
     United States                                       $   554    $   419
     Non-U.S.                                                890      1,004
   Refining and marketing
     United States                                            57        (16)
     Non-U.S.                                                297        190
                                                         _______    _______
Total petroleum and natural gas                            1,798      1,597
Chemicals
     United States                                           192        153
     Non-U.S.                                                118        134
Other operations                                             128        117
Corporate and financing                                      (61)      (116)
                                                         _______    _______
NET INCOME                                                $2,175     $1,885
                                                         =======    =======

FIRST QUARTER 1997 COMPARED WITH FIRST QUARTER 1996

Exxon Corporation estimated first quarter 1997 net income at $2,175 million, up 15 percent from $1,885 million in first quarter of 1996.
Net income for the prior year's quarter included $125 million in non-recurring credits. Excluding these credits, the increase was $415 million or 24 percent. On a per share basis, net income was $0.87 in the first quarter of 1997 compared to $0.76 in the prior year's quarter. These per share amounts reflect the two-for-one stock split, effective March 14, 1997. Revenue for the first quarter of 1997 totaled $33,590 million, while revenue in the prior year's quarter was $31,205 million.

Exxon's net income of $2.2 billion was up $290 million or 15 percent, as earnings in all major operating segments improved relative to last year's first quarter. Earnings excluding non-recurring items were the highest quarterly total in Exxon's history. Crude oil and natural gas prices were stronger on average than the prior year, although they weakened during the quarter. While Exxon's liquids production was below the first quarter of 1996, it increased versus the fourth quarter reflecting production build-up from several new developments. Gas sales declined from 1996's first quarter, primarily due to unseasonably warm weather in Europe. Petroleum product sales increased in all major geographic areas to the highest first quarter level since 1980.
Industry margins remained depressed but improved from the first quarter of 1996 as a result of declining supply costs. Chemicals earnings improved as a result of record first quarter sales. Industry margins strengthened over the quarter, but on average were roughly the same as the prior year. Coal and copper production were at record first quarter levels.

Exxon's financial condition remains strong. During the quarter, the Corporation announced a two-for-one stock split and a planned increase in share repurchases.

                             EXXON CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

OTHER COMMENTS ON FIRST QUARTER COMPARISON

Exploration and production earnings benefited from crude oil prices that were on average about $3.00 per barrel higher than the prior year.
However, by the end of the quarter crude oil prices had weakened, falling back to levels of the year ago period. Similarly, U.S. natural gas prices were higher on average than last year, but softened substantially over the course of the quarter in response to mild weather conditions. Unfavorable foreign exchange effects were partially offset by lower producing expenses.

Liquids production was 1,629 kbd (thousand barrels per day) compared to 1,683 kbd in the first quarter of 1996. Increased production from Canadian heavy crude operations and new developments in the North Sea was offset by the near term effect of a revised production sharing agreement in Malaysia and lower volumes in the U.S. Relative to the second half of 1996, crude oil production rose 2 percent. Worldwide natural gas production of 7,563 mcfd (million cubic feet per day) was down 767 mcfd from the first quarter of last year principally as a result of unseasonably warm weather and correspondingly lower demand, particularly in Europe.

Earnings from U.S. exploration and production were $554 million, up from $419 million in the first quarter of 1996. Outside the U.S., earnings from exploration and production were $890 million versus $879 million in 1996, after excluding non-recurring credits of $125 million in first quarter 1996.

Petroleum product sales of 5,291 kbd grew 142 kbd from last year, and reached the highest level in 17 years. Sales volumes increased in all major geographic areas. Refinery throughput also rose over the prior year's quarter, despite higher scheduled maintenance activity. Industry refining margins were up from the very weak first quarter of 1996 as a result of declining supply costs. Unfavorable foreign exchange effects partially offset these improvements.

In the U.S., refining and marketing operations earned $57 million in the first quarter compared to a loss of $16 million in the year ago period. Earnings from refining and marketing operations outside the U.S. of $297 million were up from $190 million in last year's first quarter.

Worldwide chemical earnings were $310 million, an increase from $287 million in the first quarter 1996, as a result of record quarterly sales volumes. Prime product sales of 4,102 kt (thousand metric tons) were up 5 percent from the year ago period. Although margins rose over the course of the quarter, they were similar on average to 1996's first quarter as higher product prices were offset by higher feedstock costs and unfavorable foreign exchange effects.

Earnings from other operations, including coal, minerals and power, totaled $128 million, an increase from $117 million in the first quarter 1996. First quarter copper and coal production from continuing operations were at record levels. Corporate and financing expenses of $61 million compared with $116 million in the first quarter of last year, reflecting lower interest and tax-related expenses.

On February 26, 1997, the company's Board of Directors approved a two-for-one stock split to Common Stock shareholders of record on March 14, 1997 and canceled 321,000,000 shares (pre-split basis) of Common Stock without par value held by the corporation as treasury shares.

                             EXXON CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

OTHER COMMENTS ON FIRST QUARTER COMPARISON

These canceled shares were returned to the status of authorized but unissued shares. On March 14, 1997, the authorized Common Stock was increased from two billion shares without par value to three billion shares without par value and the issued shares were split on a two-for-one basis.

Net cash generation before financing activities was $3,420 million in the first three months of 1997 versus $3,044 million in the same period last year. Operating activities provided net cash of $4,514 million, an increase of $437 million from 1996's first three months, influenced by higher net income and an insurance related settlement. Investing activities used net cash of $1,094 million, about the same level as the prior year period.

Net cash used in financing activities was $1,139 million in the first quarter of 1997 versus $1,014 million in the same quarter last year.
During the first quarter of 1997, Exxon purchased 5.3 million shares of its Common Stock for the treasury at a cost of $279 million. From April 1 through April 18, an additional 2.7 million shares of Common Stock were purchased for the treasury at a cost of $138 million, representing a continuation of purchases to offset shares issued in connection with the company's benefit plans and programs, as well as the increased share repurchases announced on March 25, 1997. Purchases are made in open market and negotiated transactions and may be discontinued at any time.

Capital and exploration expenditures totaled $1,790 million in the first quarter 1997 versus $1,991 million in the first quarter of 1996. Total capital and exploration activity in 1997 should be at similar levels to 1996, as attractive investment opportunities continue to be developed in each of the major business segments.

Total debt of $9.8 billion at March 31, 1997 increased $0.1 billion from year-end 1996. The corporation's debt to total capital ratio was 17.8 percent at the end of the first quarter of 1997, similar to year-end 1996.

Over the twelve months ended March 31, 1997, return on average shareholders' equity was 18.4 percent. Return on average capital employed, which includes debt, was 15.1 percent over the same time period.

Although the corporation issues long-term debt from time to time and maintains a revolving commercial paper program, internally generated funds cover the majority of its financial requirements.

Litigation and other contingencies are discussed in note 4 to the unaudited condensed consolidated financial statements. There are no events or uncertainties known to management beyond those already included in reported financial information that would indicate a material change in future operating results or future financial condition.

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

                             EXXON CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS






                               SPECIAL ITEMS


                                                          First Quarter
                                                         _______________
                                                         1997       1996
                                                         ____       ____
                                                     (millions of dollars)

EXPLORATION & PRODUCTION
________________________

Non-U.S.
   Tax related                                            -         $125
                                                         ____       ____
TOTAL                                                     -         $125
                                                         ====       ====

                        PART II - OTHER INFORMATION

                             EXXON CORPORATION

                    FOR THE QUARTER ENDED MARCH 31, 1997


Item 2.  Changes in Securities
______________________________

In accordance with the registrant's 1997 Nonemployee Director Restricted Stock Plan, each incumbent nonemployee director (9 persons) was granted 1600 shares (post-split basis) of restricted Common Stock on January 31, 1997. These grants are exempt from registration under bonus stock interpretations such as the "no-action" letter to Pacific Telesis
                                                  _______________
Group (June 30, 1992).
_____

                                  EXXON CORPORATION
                                      FORM 10-Q
                        FOR THE QUARTER ENDED MARCH 31, 1997
Item 5.  Other Information
                               SELECTED FINANCIAL DATA

This selected financial data from Item 6 of the registrant's Annual Report on Form 10-K for 1996 has been restated to reflect the two-for-one stock split effective March 14, 1997. Restated data elements are marked with an asterisk (*).

                                            1996     1995     1994     1993     1992
                                      _______________________________________________
                                      (millions of dollars, except per share amounts)
Sales and other operating revenue
  Petroleum and natural gas              $118,012 $107,749 $100,409 $ 98,808 $104,282
  Chemicals                                11,430   11,737    9,544    8,641    9,131
  Other and eliminations                    2,101    2,318    2,175    2,083    2,259
                                      _______________________________________________
   Total sales and other operating
      revenue                            $131,543 $121,804 $112,128 $109,532 $115,672
Earnings from equity interests
      and other revenue                     2,706    2,116    1,776    1,679    1,434
                                      _______________________________________________
Revenue                                  $134,249 $123,920 $113,904 $111,211 $117,106
                                      ===============================================
Earnings
  Petroleum and natural gas
   Exploration and production            $  5,058 $  3,412 $  2,782 $  3,313 $  3,374
   Refining and marketing                     885    1,272    1,389    2,015    1,574
                                      _______________________________________________
    Total petroleum and natural gas      $  5,943 $  4,684 $  4,171 $  5,328 $  4,948
  Chemicals                                 1,199    2,018      954      411      451
  Other operations                            433      479      409      138      254
  Corporate and financing                     (65)    (711)    (434)    (597)    (843)
                                      _______________________________________________
Earnings before cumulative effect
      of accounting changes              $  7,510 $  6,470 $  5,100 $  5,280 $  4,810
Cumulative effect of accounting changes        -        -        -        -       (40)
                                      _______________________________________________
Net income                               $  7,510 $  6,470 $  5,100 $  5,280 $  4,770
                                      ===============================================
Net income per common share(*)           $   3.01 $   2.59 $   2.04 $   2.10 $   1.90
- before cumulative effect of
      accounting changes(*)              $   3.01 $   2.59 $   2.04 $   2.10 $   1.91
Cash dividends per common share(*)       $  1.560 $  1.500 $  1.455 $  1.440 $  1.415

Net income to average shareholders'
      equity(percent)                        17.9     16.6     14.1     15.4     13.9
Net income to total revenue (percent)         5.6      5.2      4.5      4.7      4.1

Working capital                          $    405 $ (1,418)$ (3,033)$ (3,731) $(3,239)
Ratio of current assets to current
      liabilities                            1.02     0.92     0.84     0.80     0.84

Total additions to property, plant
      and equipment                      $  7,132 $  7,201 $  6,568 $  6,919 $  7,138
Property, plant and equipment,
      less allowances                    $ 66,607 $ 65,446 $ 63,425 $ 61,962 $ 61,799
Total assets                             $ 95,527 $ 91,296 $ 87,862 $ 84,145 $ 85,030

Exploration expenses,including dry holes $    763 $    693 $    666 $    648 $    808
Research and development costs           $    520 $    525 $    558 $    593 $    624


Long-term debt                           $  7,236 $  7,778 $  8,831 $  8,506 $  8,637
Total debt                               $  9,746 $ 10,025 $ 12,689 $ 12,615 $ 13,424
Fixed charge coverage ratio                  10.4      8.6      7.0      7.4      6.6
Debt to capital (percent)                    17.7     19.0     24.3     25.3     26.8

Shareholders' equity at year-end         $ 43,542 $ 40,436 $ 37,415 $ 34,792 $ 33,776
Shareholders' equity per common share(*) $  17.53 $  16.28 $  15.07 $  14.01 $  13.60
Average number of common shares
      outstanding (millions)(*)             2,484    2,484    2,483    2,483    2,483
Number of registered shareholders
      at year-end (thousands)                 610      603      608      622      629

Wages, salaries and employee benefits    $  5,710 $  5,799 $  5,881 $  5,916 $  5,985
Number of employees at year-end(thousands)     79       82       86       91       95

                             EXXON CORPORATION

                                 FORM 10-Q

                   FOR THE QUARTER ENDED MARCH 31, 1997



Item 6.  Exhibits and Reports on Form 8-K

  a) Exhibits

     Exhibit 3(i)  -  Registrant's Restated Certificate of
                      Incorporation, as restated March 17, 1997.

     Exhibit 27    -  Financial Data Schedule (included only in the
                      electronic filing of this document).

  b) Reports on Form 8-K

     The registrant has not filed any reports on Form 8-K during the quarter.

                             EXXON CORPORATION

                                 FORM 10-Q

                   FOR THE QUARTER ENDED MARCH 31, 1997







Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              EXXON CORPORATION



Date:  May 13, 1997
                                             /s/  W. BRUCE COOK
                               __________________________________________
                               W. Bruce Cook, Vice President, Controller
                                    and Principal Accounting Officer

                             EXXON CORPORATION

                                FORM 10-Q

                   FOR THE QUARTER ENDED MARCH 31, 1997

                             INDEX TO EXHIBITS



3(i). Registrant's Restated Certificate of Incorporation, as restated March 17, 1997.