Form 10-Q
period 1997-06-30
EXXON CORP
filed 1997-08-12
CIK 34088

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

   ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1997

                               OR

   (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________to________

                  Commission File Number 1-2256


                         EXXON CORPORATION
     _______________________________________________________
      (Exact name of registrant as specified in its charter)




            NEW JERSEY                           13-5409005
  ______________________________             __________________
 (State or other jurisdiction of              (I.R.S. Employer
 (incorporation or organization)          (Identification Number)




    5959 Las Colinas Boulevard, Irving, Texas   75039-2298
_________________________________________________________________
    (Address of principal executive offices)    (Zip Code)


                          (972) 444-1000
    _________________________________________________________
       (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X No   .
                      ___  __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                  Outstanding as of June 30, 1997
_______________________________   _______________________________
Common stock, without par value             2,474,366,358

                    EXXON CORPORATION

                        FORM 10-Q

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


                    TABLE OF CONTENTS

                                                               Page
                                                              Number
                                                              ______

              PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

  Condensed Consolidated Statement of Income                       3
    Three and six months ended June 30, 1997 and 1996

  Condensed Consolidated Balance Sheet                             4
    As of June 30, 1997 and December 31, 1996

  Condensed Consolidated Statement of Cash Flows                   5
    Six months ended June 30, 1997 and 1996

  Notes to Condensed Consolidated Financial Statements         6 - 8

Item 2.  Management's Discussion and Analysis of Financial     9 -13
           Condition and Results of Operations


                     PART II.  OTHER INFORMATION


Item 2.  Changes in Securities                                    14

Item 4.  Submission of Matters to a Vote of Security Holders   14-15

Item 6.  Exhibits and Reports on Form 8-K                         15

Signature                                                         16

Index to Exhibits                                                 17

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 EXXON CORPORATION
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                               (millions of dollars)

                                          Three Months Ended  Six Months Ended
                                                June 30,           June 30,
                                          __________________  ________________
REVENUE                                      1997      1996     1997     1996
                                           _______   _______  _______  _______
Sales and other operating revenue,
  including excise taxes                   $32,314   $31,625  $65,419  $62,099
Earnings from equity interests and other
  revenue                                      533       586    1,018    1,317
                                            ______    ______   ______   ______
Total revenue                               32,847    32,211   66,437   63,416
                                            ______    ______   ______   ______
COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases             13,708    13,325   28,217   25,922
Operating expenses                           3,202     3,270    6,443    6,558
Selling, general and administrative expenses 2,012     2,020    3,891    3,956
Depreciation and depletion                   1,342     1,306    2,707    2,678
Exploration expenses, including dry holes      141       149      306      289
Interest expense                               104       136      176      212
Excise taxes                                 3,631     3,650    7,180    6,960
Other taxes and duties                       5,449     5,623   10,642   11,129
Income applicable to minority and
  preferred interests                           98        80      197      219
                                            ______    ______   ______   ______
Total costs and other deductions            29,687    29,559   59,759   57,923
                                            ______    ______   ______   ______

INCOME BEFORE INCOME TAXES                   3,160     2,652    6,678    5,493
Income taxes                                 1,195     1,082    2,538    2,038
                                            ______    ______   ______   ______
NET INCOME                                 $ 1,965   $ 1,570  $ 4,140  $ 3,455
                                            ======    ======   ======   ======

Net income per common share*               $  0.79   $  0.63  $  1.66  $  1.39
Dividends per common share*                $ 0.410   $ 0.395  $ 0.805  $ 0.770
Average number common shares
  outstanding (millions)*                  2,478.5   2,484.1  2,480.9  2,484.0


Net income per share computed as income less dividends on preferred stock divided by the weighted average number of common shares outstanding.

* Prior year amounts restated to reflect two-for-one stock split effective March 14, 1997.

                                EXXON CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              (millions of dollars)

                                                         June 30,    Dec. 31,
                                                            1997        1996
                                                          ______      ______
ASSETS
Current assets
   Cash and cash equivalents                             $ 4,720     $ 2,951
   Other marketable securities                                22          18
   Notes and accounts receivable - net                     9,814      10,499
   Inventories
     Crude oil, products and merchandise                   4,384       4,501
     Materials and supplies                                  752         784
   Prepaid taxes and expenses                              1,102       1,157
                                                          ______      ______
     Total current assets                                 20,794      19,910
Property, plant and equipment - net                       65,520      66,607
Investments and other assets                               8,606       9,010
                                                          ______      ______
     TOTAL ASSETS                                        $94,920     $95,527
                                                          ======      ======
LIABILITIES
Current liabilities
   Notes and loans payable                               $ 2,643     $ 2,510
   Accounts payable and accrued liabilities               13,691      14,510
   Income taxes payable                                    2,398       2,485
                                                          ______      ______
     Total current liabilities                            18,732      19,505
Long-term debt                                             7,041       7,236
Annuity reserves, deferred credits and
other liabilities                                         25,332      25,244
                                                          ______      ______
     TOTAL LIABILITIES                                    51,105      51,985
                                                          ______      ______
SHAREHOLDERS' EQUITY
Preferred stock, without par value:
   Authorized:    200 million shares
   Outstanding:     4 million shares at June 30, 1997        221
                    5 million shares at Dec. 31, 1996                    303
Guaranteed LESOP obligation                                 (225)       (345)
Common stock, without par value:
   Authorized:  3,000  million shares
   Issued:      2,984  million shares at June 30, 1997     2,322
                See Note 3 for shares at Dec. 31, 1996                 2,822
Earnings reinvested                                       49,923      57,156
Cumulative foreign exchange translation adjustment            57       1,126
Common stock held in treasury:
     510 million shares at June 30, 1997                  (8,483)
   1,142 million shares at Dec. 31, 1996                             (17,520)
                                                          ______      ______
     TOTAL SHAREHOLDERS' EQUITY                           43,815      43,542
                                                          ______      ______
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $94,920     $95,527
                                                          ======      ======

The number of shares of common stock issued and outstanding at June 30, 1997 and December 31, 1996 (restated to reflect two-for-one stock split effective March 14, 1997) were 2,474,366,358 and 2,483,492,968, respectively.

                              EXXON CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (millions of dollars)

                                                           Six Months Ended
                                                                June 30,
                                                           _________________
                                                          1997       1996
                                                           _____       _____
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $4,140      $3,455
   Depreciation and depletion                              2,707       2,678
   Changes in operational working capital, excluding
      cash and debt                                         (244)        163
   All other items - net                                   1,324         764
                                                           _____       _____

     Net Cash Provided By Operating Activities             7,927       7,060
                                                           _____       _____
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisitions and additions to property,
      plant and equipment                                 (3,331)     (3,259)
   Sales of subsidiaries and property, plant and equipment   165         170
   Other investing activities - net                          104          35
                                                           _____       _____

     Net Cash Used In Investing Activities                (3,062)     (3,054)
                                                           _____       _____

NET CASH GENERATION BEFORE FINANCING ACTIVITIES            4,865       4,006
                                                           _____       _____

CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to long-term debt                               330         364
   Reductions in long-term debt                             (220)       (261)
   Additions/(reductions) in short-term debt - net           (81)        (14)
   Cash dividends to Exxon shareholders                   (2,007)     (1,928)
   Cash dividends to minority interests                     (155)       (169)
   Additions/(reductions) to minority interests and
      sales/(redemptions) of affiliate preferred stock       (73)        (29)
   Acquisitions of Exxon shares - net                       (914)       (243)
                                                           _____       _____

     Net Cash Used In Financing Activities                (3,120)     (2,280)
                                                           _____       _____

Effects Of Exchange Rate Changes On Cash                      24         (12)
                                                           _____       _____

Increase/(Decrease) In Cash And Cash Equivalents           1,769       1,714
Cash And Cash Equivalents At Beginning Of Period           2,951       1,508
                                                           _____       _____
CASH AND CASH EQUIVALENTS AT END OF PERIOD
                                                          $4,720      $3,222
                                                           =====       =====
SUPPLEMENTAL DISCLOSURES
   Income taxes paid                                      $2,052      $1,213
   Cash interest paid                                     $  316      $  371

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

2. Recently Issued Statements of Financial Accounting Standards

   In February 1997, the Financial Accounting Standards Board released Statement No. 128, "Earnings per Share" which must be adopted for both interim and annual periods ending after December 15, 1997, with earlier application not permitted. Based on preliminary estimates, basic earnings per share defined by the statement is consistent with current reporting of net income per common share. The difference between basic and diluted earnings per share is expected to be insignificant.

   In June 1997, the Financial Accounting Standards Board released Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information."
   Both statements become effective for fiscal years beginning after December 15, 1997 with early adoption permitted. These statements require disclosure of certain components of changes in equity and certain information about operating segments and geographic areas of operation.
   No decision has been made as to when the company will adopt the statements. These statements will not have any effect on the results of operations or financial position.

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

                            EXXON CORPORATION

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

                                 EXXON CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUNCTIONAL EARNINGS SUMMARY
                                             Second Quarter   First Six Months
                                           _________________  ________________
                                            1997       1996    1997      1996
                                           ______     ______  ______    ______
                                                   (millions of dollars)
Petroleum and natural gas
   Exploration and production
     United States                         $  335     $  423  $  889   $  842
     Non-U.S.                                 620        615   1,510    1,619
   Refining and marketing
     United States                            162         98     219       82
     Non-U.S.                                 382        134     679      324
                                            _____      _____   _____    _____
Total petroleum and natural gas             1,499      1,270   3,297    2,867
Chemicals
     United States                            246        166     438      319
     Non-U.S.                                 147        138     265      272
Other operations                              127        100     255      217
Corporate and financing                       (54)      (104)   (115)    (220)
                                            _____      _____   _____    _____
NET INCOME                                 $1,965     $1,570  $4,140   $3,455
                                            =====      =====   =====    =====

SECOND QUARTER 1997 COMPARED WITH SECOND QUARTER 1996

Exxon Corporation estimated second quarter 1997 net income of $1,965 million, an increase of $395 million or 25 percent from $1,570 million in second quarter 1996. On a per share basis, net income rose to $0.79 in the second quarter of 1997 compared to $0.63 in the prior year's quarter.

Exxon's net income of $1.97 billion was up $395 million or 25 percent over last year's second quarter and represented the highest second quarter earnings in Exxon's history. Earnings benefited from generally stronger downstream margins and higher petroleum product sales. Chemicals volumes and margins also improved over the prior year's quarter. Crude oil prices were volatile during the quarter and on average were lower than the prior year. Liquids production and natural gas sales were similar to second quarter 1996 levels. Petroleum product sales for the second quarter were at the highest level achieved in over 20 years, with increases in all major geographic areas. Downstream margins improved overall with U.S. and European industry refining margins recovering modestly from last year's depressed levels. Chemicals earnings were up
29 percent over last year. Sales volumes continued strong, establishing a quarterly record. Commodity chemical product prices and margins were also higher. Earnings from other operations increased from second quarter 1996 on higher copper realizations and record coal production.

                              EXXON CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

OTHER COMMENTS ON SECOND QUARTER COMPARISON

Exploration and production earnings were negatively impacted by lower crude prices which averaged about $1.50 per barrel less than the prior year. European gas prices improved, while U.S. gas prices were lower on average than last year, although strengthening over the course of the quarter.

Liquids production was 1,588 kbd (thousand barrels per day) compared to 1,595 kbd in the second quarter of 1996. Production increased from developments in Canadian heavy oil operations, the North Sea and Australia. These gains were offset by planned maintenance, a revised production sharing agreement in Malaysia, and field decline. Gas production was 5,640 mcfd (million cubic feet per day) compared to 5,674 mcfd in the prior year.

Earnings from U.S. exploration and production were $335 million, compared with $423 million in the second quarter last year. Outside the U.S., earnings from exploration and production were $620 million, as compared to $615 million in the second quarter 1996.

Petroleum product sales of 5,348 kbd rose 6 percent from last year's second quarter. Sales volumes increased in all major geographic areas. Refinery throughput increased 121 kbd to 3,875 kbd reflecting lower scheduled maintenance. Downstream industry margins improved somewhat from the depressed levels of second quarter 1996. Refining margins strengthened in the U.S. gulf coast and Europe but were weaker in Asia-Pacific. The industry environment improved in the U.K., although marketing margins remained weak.

In the U.S., second quarter refining and marketing earnings were $162 million, up $64 million from the prior year. Earnings from refining and marketing operations outside the U.S. were $382 million, an increase of $248 million from last year.

Chemical earnings were $393 million, up $89 million from second quarter 1996. Record prime product sales of 4,277 kt (thousand metric tons) were up 8 percent from the prior year. Margins improved on the strengthening of commodity chemicals prices and lower feedstock costs.

Earnings from other operations, including coal, minerals and power, totaled $127 million, an increase from $100 million in the second quarter 1996.
Copper realizations were higher, and coal production from continuing operations was at a record level. Corporate and financing expenses of $54 million compared with $104 million in the second quarter of last year, reflecting lower tax-related charges.

Revenue for the second quarter of 1997 totaled $32,847 million, an increase from $32,211 million in the second quarter 1996. Capital and exploration expenditures were $2,215 million in the second quarter of 1997 compared with $2,301 million in last year's second quarter.

During the second quarter of 1997, Exxon purchased 14.9 million shares of its common stock for the treasury at a cost of $863 million, reducing shares outstanding from 2,483.0 million at the end of first quarter 1997 to 2,474.4 million at the end of the second quarter. Purchases are made in open market and negotiated transactions and may be discontinued at any time.

                              EXXON CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


FIRST SIX MONTHS 1997 COMPARED WITH FIRST SIX MONTHS 1996

Net income was $4,140 million in the first half 1997, an increase of 20 percent from the $3,455 million earned in 1996. Net income for first half 1996 included $125 million in non-recurring credits. Excluding these credits, the increase was $810 million or 24 percent. On a per share basis, net income was $1.66 in the first half of 1997 compared to $1.39 last year.

Exploration and production earnings benefited from higher crude oil and natural gas prices. Liquids production was 1,608 kbd compared to 1,639 kbd last year. Increased production from Canada and new developments was offset by a revised production sharing agreement in Malaysia, field decline and the sale of several producing properties. Natural gas production of 6,587 mcfd was down 415 mcfd from the first half of 1996 reflecting warmer weather in Europe.

Earnings from U.S. exploration and production operations for the first six months were $889 million, an increase of $47 million from 1996. Outside the U.S., earnings from exploration and production operations were $1,510 million, up $16 million, after excluding non-recurring credits of $125 million in the first quarter of 1996.

Petroleum product sales of 5,318 kbd increased 210 kbd over last year, with volume growth in all major geographic areas. Earnings from U.S. refining and marketing operations were $219 million, up from $82 million in 1996, as industry refining margins improved from last year's low levels. Outside the U.S., first half 1997 refining and marketing earnings increased $355 million to $679 million, reflecting higher refining margins in Europe and an improved but still weak industry environment in the U.K.

Chemical earnings totaled $703 million in the first half of 1997, up
$112 million from last year. Prime product sales grew 6 percent over 1996 to 8,361 kt. Industry commodity prices and margins improved from last year's levels.

Earnings from other operations totaled $255 million, an increase of $38 million from the first half of 1996, reflecting increased coal production and higher copper realizations. Corporate and financing expenses declined $105 million to $115 million, reflecting lower tax-related charges.

                              EXXON CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


FIRST SIX MONTHS 1997 COMPARED WITH FIRST SIX MONTHS 1996

Net cash generation before financing activities was $4,865 million in the first half of 1997 versus $4,006 million in the same period last year. Operating activities provided net cash of $7,927 million, an increase of $867 million from 1996's first half, influenced by higher net income and an insurance related settlement. Investing activities used net cash of $3,062 million, about the same level as the prior year period.

Net cash used in financing activities was $3,120 million in the first half of 1997 versus $2,280 million for the year-ago period. The increase of $840 million reflects the purchase of additional shares of Exxon common stock. During the first half of 1997, a total of 20.2 million shares of Exxon common stock were acquired for the treasury at a cost of $1,142 million. Purchases are made in both the open market and through negotiated transactions. Purchases may be discontinued at any time.

Capital and exploration expenditures in this year's first half were $4,005 million versus $4,292 million a year ago. Total capital and exploration activity in 1997 should be at similar levels to 1996, as attractive investment opportunities continue to be developed in each of the major business segments.

Total debt of $9.7 billion at June 30, 1997 was essentially unchanged from year-end 1996. The corporation's debt to capital ratio was 17.5 percent at the end of the first six months of 1997, down from 17.7 percent at year-end 1996.

Over the twelve months ended June 30, 1997, return on average shareholders' equity was 19.2 percent. Return on average capital employed, which includes debt, was 15.8 percent over the same time period.

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

                              EXXON CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


                                SPECIAL ITEMS
                                _____________

                                            Second Quarter    First Six Months
                                          __________________  ________________
                                            1997       1996    1997      1996
                                           ______    ______   ______   ______
                                                  (millions of dollars)

EXPLORATION & PRODUCTION
________________________

  Non-U. S.
     Tax related                              -         -        -      $125

                                           ______    ______   ______   ______

          TOTAL                               -         -        -      $125
                                           ======    ======   ======   ======

                         PART II.  OTHER INFORMATION

                              EXXON CORPORATION

                     FOR THE QUARTER ENDED JUNE 30, 1997


Item 2.  Changes in Securities
______   _____________________

         In accordance with the registrant's 1997 Nonemployee Director Restricted Stock Plan, a newly elected nonemployee director was granted 4,000 shares of restricted Common Stock on
         June 24, 1997. This grant is exempt from registration under bonus stock interpretations such as the "no-action" letter to Pacific Telesis Group (June 30, 1992).
         _____________________

Item 4.  Submission of Matters to a Vote of Security Holders
______   ___________________________________________________

         At the annual meeting of shareholders on April 30, 1997, the following proposals were voted upon:


         Concerning Election of Directors
                                               Votes              Votes
            Nominees for Director            Cast for           Withheld
            _____________________          _____________        _________

            Michael J. Boskin              1,052,332,293        7,972,120
            D. Wayne Calloway              1,052,140,178        8,164,235
            Jess Hay                       1,051,938,768        8,365,645
            James R. Houghton              1,052,179,148        8,125,265
            William R. Howell              1,051,918,940        8,385,473
            Philip E. Lippincott           1,052,093,961        8,210,452
            Harry J. Longwell              1,052,458,749        7,845,664
            Marilyn Carlson Nelson         1,052,519,403        7,785,010
            Lee R. Raymond                 1,051,951,660        8,352,753
            Robert E. Wilhelm              1,052,619,241        7,685,172

         Concerning Amendment of 1993 Incentive Program

            Votes Cast For:                1,010,576,435
            Votes Cast Against:               33,448,471
            Abstentions:                      14,810,927
            Broker Non-Votes:                  1,468,580

         Concerning Performance-Based Incentive Awards

            Votes Cast For:                1,013,386,268
            Votes Cast Against:               31,048,747
            Abstentions:                      14,400,818
            Broker Non-Votes:                  1,468,580

                         PART II.  OTHER INFORMATION

                              EXXON CORPORATION

                     FOR THE QUARTER ENDED JUNE 30, 1997



         Concerning Ratification of the Appointment of Independent Public Accountants

            Votes Cast For:                1,050,572,448
            Votes Cast Against:                3,548,056
            Abstentions:                       4,718,334
            Broker Non-Votes:                  1,465,575


         Concerning Additional Reporting of Political Contributions

            Votes Cast For:                   63,434,778
            Votes Cast Against:              827,530,808
            Abstentions:                      25,038,625
            Broker Non-Votes:                144,300,202

         Concerning Additional Executive Compensation Reporting

            Votes Cast For:                   83,938,122
            Votes Cast Against:              793,750,959
            Abstentions:                      38,315,130
            Broker Non-Votes:                144,300,202


See also pages 4 through 8 and pages 17 through 22 of the registrant's definitive proxy statement dated March 19, 1997. These voting results are presented on a pre-split basis for votes from shareholders of record at the close of business on March 3, 1997.

Item 6.  Exhibits and Reports on Form 8-K
______   ________________________________
  a)     Exhibits

         Exhibit 10(iii)(a) - Registrant's 1993 Incentive Program, as amended
                              May 28, 1997.

         Exhibit 10(iii)(e) - Registrant's Short Term Incentive Program, as
                              amended May 28, 1997.

         Exhibit 27         - Financial Data Schedule (included only in the
                              electronic filing of this document).

  b)     Reports on Form 8-K

         The registrant has not filed any reports on Form 8-K during the quarter.

                                  EXXON CORPORATION

                                      FORM 10-Q

                        FOR THE QUARTER ENDED JUNE 30, 1997

                                      SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   EXXON CORPORATION



Date: August 12, 1997                        /s/   Donald D.Humphreys
                              _______________________________________________
                              Donald D. Humphreys, Vice President, Controller
                                      and Principal Accounting Officer

                                 EXXON CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997

                                INDEX TO EXHIBITS





10(iii)(a).  Registrant's 1993 Incentive Program, as amended May 28, 1997.

10(iii)(e).  Registrant's Short Term Incentive Program, as amended
             May 28, 1997.