Form 10-Q
period 1997-09-30
EXXON CORP
filed 1997-11-12
CIK 34088

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

         ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                     Outstanding as of September 30, 1997
_______________________________        _____________________________________
Common stock, without par value                    2,465,911,285

                              EXXON CORPORATION

                                  FORM 10-Q

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


                              TABLE OF CONTENTS

                                                                       Page
                                                                      Number
                                                                      ______

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements
  Condensed Consolidated Statement of Income                             3
     Three and nine months ended September 30, 1997 and 1996

  Condensed Consolidated Balance Sheet                                   4
     As of September 30, 1997 and December 31, 1996

  Condensed Consolidated Statement of Cash Flows                         5
     Nine months ended September 30, 1997 and 1996

  Notes to Condensed Consolidated Financial Statements               6 - 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         9 -13


                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                              14

Item 6.  Exhibits and Reports on Form 8-K                               14

Signature                                                               15

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              EXXON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            (millions of dollars)


                                          Three Months Ended Nine Months Ended
                                            September 30,      September 30,
                                          __________________  ________________
REVENUE                                      1997      1996     1997     1996
                                           _______   _______  _______  _______
Sales and other operating revenue,
  including excise taxes                   $32,381   $32,938 $100,780  $95,037
Earnings from equity interests and other
   revenue                                     368       383    1,400    1,700
                                            ______    ______   ______   ______
Total revenue                               32,749    33,321  102,180  $96,737
                                            ______    ______   ______   ______
COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases             13,619    14,026   43,457   39,948
Operating expenses                           3,186     3,202    9,763    9,760
Selling, general and administrative expenses 2,088     2,051    6,276    6,007
Depreciation and depletion                   1,299     1,307    4,068    3,985
Exploration expenses, including dry holes      174       195      480      484
Interest expense                               107        97      289      309
Excise taxes                                 3,616     3,852   10,904   10,812
Other taxes and duties                       5,798     5,972   17,182   17,101
Income applicable to minority and
   preferred interests                          96        72      299      291
                                            ______    ______   ______   ______
Total costs and other deductions            29,983    30,774   92,718   88,697
                                            ______    ______   ______   ______

INCOME BEFORE INCOME TAXES                   2,766     2,547    9,462    8,040
Income taxes                                   946       987    3,502    3,025
                                            ______    ______   ______   ______
NET INCOME                                 $ 1,820   $ 1,560  $ 5,960  $ 5,015
                                            ======    ======   ======   ======

Net income per common share*               $  0.74   $  0.62  $  2.40  $  2.01
Dividends per common share*                $ 0.410   $ 0.395  $ 1.215  $ 1.165
Average number common shares outstanding
   (millions)*                             2,470.3   2,483.9  2,477.3  2,484.0

Net income per share computed as income less dividends on preferred stock divided by the weighted average number of common shares outstanding.

* Prior year amounts restated to reflect two-for-one stock split effective March 14, 1997.

                              EXXON CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (millions of dollars)

                                                        Sept. 30,     Dec. 31,
                                                          1997         1996
                                                      ________      _______
ASSETS
Current assets
   Cash and cash equivalents                           $ 4,781      $ 2,951
   Other marketable securities                              18           18
   Notes and accounts receivable - net                  10,248       10,499
   Inventories
     Crude oil, products and merchandise                 4,717        4,501
     Materials and supplies                                769          784
   Prepaid taxes and expenses                            1,153        1,157
                                                       _______      _______
     Total current assets                               21,686       19,910
Property, plant and equipment - net                     67,008       66,607
Investments and other assets                             8,429        9,010
                                                       _______      _______
     TOTAL ASSETS
                                                       $97,123      $95,527
                                                       =======      =======
LIABILITIES
Current liabilities
   Notes and loans payable                             $ 2,647      $ 2,510
   Accounts payable and accrued liabilities             14,966       14,510
   Income taxes payable                                  2,637        2,485
                                                       _______      _______
     Total current liabilities                          20,250       19,505
Long-term debt                                           7,281        7,236
Annuity reserves, deferred credits and other
   liabilities                                          26,236       25,244
                                                       _______      _______
     TOTAL LIABILITIES                                  53,767       51,985
                                                       _______      _______
SHAREHOLDERS' EQUITY
Preferred stock, without par value:
   Authorized: 200 million shares
   Outstanding:  3 million shares at Sept. 30, 1997        206
                 5 million shares at Dec. 31, 1996                      303
Guaranteed LESOP obligation                               (225)        (345)
Common stock, without par value:
   Authorized: 3,000 million shares
   Issued:     2,984 million shares at Sept. 30, 1997    2,322
               See Note 3 for shares at Dec. 31, 1996                 2,822
Earnings reinvested                                     50,727       57,156
Cumulative foreign exchange translation adjustment        (600)       1,126
Common stock held in treasury:
   518 million shares at Sept. 30, 1997                 (9,074)
 1,142 million shares at Dec. 31, 1996                              (17,520)
                                                       _______       _______
     TOTAL SHAREHOLDERS' EQUITY                         43,356       43,542
                                                       _______      _______
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $97,123      $95,527
                                                       =======      =======

The number of shares of common stock issued and outstanding at September 30, 1997 and December 31, 1996 (restated to reflect two-for-one stock split effective March 14, 1997) were 2,465,911,285 and 2,483,492,968, respectively.

                              EXXON CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (millions of dollars)

                                                            Nine Months Ended
                                                               September 30,
                                                           __________________
                                                           1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES                      ______     ______
  Net income                                             $5,960     $5,015
  Depreciation and depletion                              4,068      3,985
  Changes in operational working capital, excluding
     cash and debt                                          229        634
  All other items - net                                   1,758        566
                                                          _____      _____
    Net Cash Provided By Operating Activities            12,015     10,200
                                                         ______     ______
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions and additions to property, plant
     and equipment                                       (5,300)    (5,101)
  Sales of subsidiaries and property, plant and equipment   331        372
  Other investing activities - net                         (232)        44
                                                         ______     ______

    Net Cash Used In Investing Activities                (5,201)    (4,685)
                                                         ______     ______

NET CASH GENERATION BEFORE FINANCING ACTIVITIES           6,814      5,515
                                                         ______     ______

CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to long-term debt                               483        550
  Reductions in long-term debt                             (220)      (711)
  Additions/(reductions) in short-term debt - net          (294)      (129)
  Cash dividends to Exxon shareholders                   (3,024)    (2,915)
  Cash dividends to minority interests                     (258)      (242)
  Additions/(reductions) to minority interests and
     sales/(redemptions) of affiliate preferred stock       (87)      (329)
  Acquisitions of Exxon shares - net                     (1,555)      (321)
                                                         ______     ______

    Net Cash Used In Financing Activities                (4,955)    (4,097)
                                                         ______     ______

Effects Of Exchange Rate Changes On Cash                    (29)       (16)
                                                         ______     ______

Increase/(Decrease) In Cash And Cash Equivalents          1,830      1,402
Cash And Cash Equivalents At Beginning Of Period          2,951      1,508
                                                         ______     ______
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $4,781     $2,910
                                                         ______     ______
SUPPLEMENTAL DISCLOSURES
  Income taxes paid                                      $2,502     $1,957
  Cash interest paid                                     $  576     $  643

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

   During the third quarter of 1997, the corporation increased its ownership in General Sekiyu K.K. (GSK) from 49% to 50.1%. These financial statements reflect consolidation of GSK retroactive to the beginning of the year. GSK was previously accounted for as an equity company. The January 1, 1997 balance sheet of GSK had total assets of $3.9 billion, including $0.1 billion of cash and cash equivalents and $2.0 billion of net property, plant and equipment and total liabilities of $3.2 billion including $0.3 billion of short and long term debt and $0.7 billion of equity of minority interests. Revenues for the first nine months of 1997 included $4.3 billion for GSK. Consolidated net income was unchanged as a result of the restatement of prior quarter statements of income to reflect inclusion of GSK revenues and expenses.

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

3. Capital

   On February 26, 1997, the corporation's Board of Directors approved a two-for-one stock split to Common Stock shareholders of record on March 14, 1997 and canceled 321,000,000 shares (pre-split basis) of Common Stock without par value held by the corporation as treasury shares. These canceled shares were returned to the status of authorized but unissued shares. The treasury stock account was credited for $9,869 million, the Common Stock account charged for $500 million and the retained earnings account charged for $9,369 million to cancel these treasury shares.

                               EXXON CORPORATION

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

                               EXXON CORPORATION

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

                              EXXON CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUNCTIONAL EARNINGS SUMMARY
                                             Third Quarter   First Nine Months
                                            _______________  _________________
                                             1997     1996     1997     1996
                                            _____    _____    _____    _____
                                                 (millions of  dollars)
Petroleum and natural gas
  Exploration and production
    United States                          $  326   $  395   $1,215   $1,237
    Non-U.S.                                  569      583    2,079    2,202
  Refining and marketing
    United States                             182       58      401      140
    Non-U.S.                                  345      168    1,024      492
                                            _____    _____    _____    _____

Total petroleum and natural gas             1,422    1,204    4,719    4,071
Chemicals
    United States                             214      208      652      527
    Non-U.S.                                  135      133      400      405
Other operations                              111      116      366      333
Corporate and financing                       (62)    (101)    (177)    (321)
                                            _____    _____    _____    _____
NET INCOME                                 $1,820   $1,560   $5,960   $5,015
                                            =====    =====    =====    =====

THIRD QUARTER 1997 COMPARED WITH THIRD QUARTER 1996

Exxon Corporation estimated third quarter 1997 net income of $1,820 million, an increase of $260 million or 17 percent from $1,560 million in the third quarter 1996. On a per share basis, net income increased to $0.74 in the third quarter of 1997 compared to $0.62 in the prior year's quarter.

Exxon achieved record third quarter net income of $1.82 billion, and earnings for the first nine months of nearly $6 billion were the highest in Exxon's history. This year's third quarter results benefited from much improved downstream margins, as well as higher sales of petroleum products, chemicals and natural gas.

During the quarter, crude oil prices were on average about $2.50 per barrel lower than last year. Natural gas sales were higher this year with increases in North America and the Far East, while liquids production was similar to last year's third quarter. Third quarter downstream earnings more than doubled from last year. Margins improved as industry refining profitability in the U.S. and Europe improved from last year's depressed levels. Petroleum product sales in the third quarter again achieved record levels, with increases from last year in nearly all major markets. Chemicals sales volumes continued strong, establishing a quarterly record. However, chemical product prices and industry margins weakened during the quarter. Copper prices were much improved this year relative to last year's third quarter decline, and both copper and coal production were higher.

During the quarter, Exxon continued its active investment program, spending nearly $2.3 billion on capital and exploration projects.

                              EXXON CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


OTHER COMMENTS ON THIRD QUARTER COMPARISON

Exploration and production earnings were adversely impacted by lower crude prices which averaged about $2.50 per barrel less than the prior year. U.S. gas prices were higher than last year and strengthened considerably at the end of the quarter, while European realizations were lower due to the stronger U.S. dollar in 1997.

Liquids production of 1,558 kbd (thousand barrels per day) compared to 1,570 kbd in the third quarter 1996. Production increases from Canadian heavy oil operations and new developments in the North Sea and Australia were offset by planned maintenance, property sales, and field declines. Gas production of 5,204 mcfd (million cubic feet per day) was up 2 percent from 1996, due to higher North America and Asia Pacific sales.

Earnings from U.S. exploration and production were $326 million compared with $395 million last year. Outside the U.S., earnings from exploration and production were $569 million, versus $583 million in the third quarter 1996.

Downstream industry margins improved from the depressed levels of third quarter 1996. Refining margins in the U.S. and Europe improved. Worldwide marketing margins benefited from an improved retail environment in the U.K. Petroleum product sales of 5,410 kbd increased 4 percent from last year's third quarter. Sales volumes increased in North America and Asia Pacific. Refinery throughput increased 213 kbd relative to last year, principally reflecting lower scheduled maintenance.

In the U.S., third quarter refining and marketing earnings were $182 million, up $124 million from the prior year. Earnings from refining and marketing operations outside the U.S. were $345 million, an increase of $177 million from last year.

Chemical earnings were $349 million, up $8 million from the third quarter 1996. Record prime product sales of 4,433 kt (thousand metric tons) were up 13 percent from the prior year. Overall margins declined due in part to lower commodity chemicals prices.

Earnings from other operations, including coal, minerals and power, totaled $111 million compared to $116 million in the third quarter 1996. Copper realizations and production were higher in this year's third quarter, offset by lower coal earnings. Corporate and financing expenses of $62 million compared to $101 million in the third quarter of last year, reflecting lower tax and debt-related charges.

Revenue for the third quarter of 1997 totaled $32,749 million compared to $33,321 million in the third quarter 1996. Capital and exploration expenditures were $2,274 million in the third quarter 1997 compared to $2,320 million in last year's third quarter.

During the third quarter of 1997, Exxon purchased 11.1 million shares of its common stock for the treasury at a cost of $698 million, reducing shares outstanding from 2,474.4 million at the end of this year's second quarter to 2,465.9 at the end of the third quarter. Purchases are made in open market and negotiated transactions and may be discontinued at any time.

                              EXXON CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


FIRST NINE MONTHS 1997 COMPARED WITH FIRST NINE MONTHS 1996

Net income was $5,960 million for the first nine months of 1997, an increase of 19 percent from the $5,015 million earned in 1996. On a per share basis, net income was $2.40 for the first nine months of 1997 compared to $2.01 last year. Net income for the first nine months of 1996 included $125 million in non-recurring credits. Excluding these credits, the increase in net income this year was $1,070 million or 22 percent.

Exploration and production earnings declined slightly from last year. Liquids production of 1,590 kbd compared to 1,616 kbd last year. Increased Canadian heavy oil production and production from new developments, primarily in Norway and Australia, were more than offset by the near term effect of revised contractual arrangements in Malaysia, field declines, and property sales. Natural gas production of 6,116 mcfd was down 242 mcfd from the first nine months of 1996, reflecting warmer European weather. Crude oil prices on average were about $0.50 per barrel lower than last year, while natural gas prices were somewhat higher.

Earnings from U.S. exploration and production were $1,215 million, down from $1,237 million in 1996. Outside the U.S., exploration and production earnings were $2,079 million, flat with the same period last year, after excluding non-recurring credits of $125 million in the first quarter of 1996.

Downstream industry margins in the U.S. and Europe improved from last year's low levels. The retail environment in the U.K. also showed improvement. Petroleum product sales of 5,389 kbd increased 243 kbd over last year, with volume growth in all major geographic areas.

Earnings from U.S. refining and marketing operations were $401 million, up $261 million from the prior year. Refining and marketing operations outside the U.S. earned $1,024 million in the first nine months of 1997, an increase of $532 million from last year.

Chemicals earnings totaled $1,052 million, an increase of $120 million from the first nine months of 1996. Prime product sales grew 10 percent over 1996 to 12,923 kt. On average, industry commodity prices and margins were also improved from last year's levels although they were weaker in the third quarter.

Earnings from other operations totaled $366 million, an increase of $33 million from the first nine months of 1996. Copper and coal production and copper prices were higher. Corporate and financing expenses declined $144 million to $177 million, reflecting lower tax-related charges and lower debt costs.

                              EXXON CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


FIRST NINE MONTHS 1997 COMPARED WITH FIRST NINE MONTHS 1996

Net cash generation before financing activities was $6,814 million in the first nine months of 1997 versus $5,515 million in the same period last year. Operating activities provided net cash of $12,015 million, an increase of $1,815 million from the prior year, influenced by higher net income and an insurance related settlement. Investing activities used net cash of $5,201 million, or $516 million more than a year ago, including a higher level of capital investment.

Net cash used in financing activities was $4,955 million in the first nine months of 1997 versus $4,097 million for the year-ago period. The increase of $858 million reflects the purchase of additional shares of Exxon common stock. During the first nine months of 1997, a total of 31.3 million shares of Exxon common stock were acquired for the treasury at a cost of $1,840 million. Purchases are made in both the open market and through negotiated transactions. Purchases may be discontinued at any time.

Capital and exploration expenditures of $6,279 million in the first nine months of 1997 compared to $6,612 in the same period last year. Total capital and exploration activity in 1997 should be at similar levels to 1996 as attractive investment opportunities continue to be developed in each of the major business segments.

Total debt of $9.9 billion at September 30, 1997 compares to $9.7 billion at year-end 1996. The corporation's debt to capital ratio was 17.8 percent at the end of the first nine months of 1997, similar to the 17.7 percent at year-end 1996.

Over the twelve months ended September 30, 1997, return on average shareholders' equity was 19.9 percent. Return on average capital employed, which includes debt, was 16.4 percent over the same time period.

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

                             EXXON CORPORATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS




                                SPECIAL ITEMS

                                           Third Quarter     First Nine Months
                                         ________________    _________________
                                         1997        1996    1997         1996
                                         ____        ____    ____         ____
                                                 (millions of dollars)
EXPLORATION & PRODUCTION
________________________

  Non-U.S.
     Tax related                           -           -       -          $125

                                          ____       ____    ____         ____

        TOTAL                              -           -       -          $125
                                          ====       ====    ====         ====

                         PART II.  OTHER INFORMATION

                             EXXON CORPORATION

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1997

Item 1.  Legal Proceedings
_______  _________________

         As reported in the registrant's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995 and September 30, 1996, the United States Environmental Protection Agency has alleged violations of the Clean Air Act by Esso Virgin Islands, Inc. ("EVII"), a subsidiary of the registrant, involving failure to conduct performance testing on a timely basis and underestimations of daily throughput of gasoline in an emissions permit application. EVII has agreed to pay a civil penalty of $294,200 to settle this matter.



Item 6.  Exhibits and Reports on Form 8-K
_______  ________________________________

  a)     Exhibits

         Exhibit 27, Financial Data Schedule (included only in the electronic filing of this document).

  b)     Reports on Form 8-K

         The registrant has not filed any reports on Form 8-K during the quarter.

                             EXXON CORPORATION

                                 FORM 10-Q

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                 SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              EXXON CORPORATION



Date: November 12, 1997                   /s/  Donald D. Humphreys
                               _______________________________________________
                               Donald D. Humphreys, Vice President, Controller
                                       and Principal Accounting Officer