Form 10-K405
period 1997-12-31
EXXON CORP
filed 1998-03-18
CIK 34088

                                     1997
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                      OR
    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from         to
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
          Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                       ON WHICH REGISTERED
                 -------------------                     -----------------------
COMMON STOCK, WITHOUT PAR VALUE (2,449,656,715 SHARES
 OUTSTANDING AT FEBRUARY 27, 1998)                       NEW YORK STOCK EXCHANGE
REGISTERED SECURITIES GUARANTEED BY REGISTRANT:
 SEARIVER MARITIME FINANCIAL HOLDINGS, INC.
  TWENTY-FIVE YEAR DEBT SECURITIES DUE OCTOBER 1, 2011   NEW YORK STOCK EXCHANGE
 EXXON CAPITAL CORPORATION
  TWELVE YEAR 6% NOTES DUE JULY 1, 2005                  NEW YORK STOCK EXCHANGE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ----   ----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ----
  The aggregate market value of the voting stock held by non-affiliates of the registrant on February 27, 1998, based on the closing price on that date of $63 3/4 on the New York Stock Exchange composite tape, was in excess of $156 billion.

  DOCUMENTS INCORPORATED BY REFERENCE:
                1997 ANNUAL REPORT TO SHAREHOLDERS (PARTS I, II AND IV)
                PROXY STATEMENT DATED MARCH 18, 1998 (PART III)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               EXXON CORPORATION
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
                                     PART I
 Item 1.  Business.....................................................    1-2
 Item 2.  Properties...................................................    2-8
 Item 3.  Legal Proceedings............................................      8
 Item 4.  Submission of Matters to a Vote of Security Holders..........      8
 Executive Officers of the Registrant [pursuant to Instruction 3 to Reg-
  ulation S-K, Item 401(b)].............................................     9

                                    PART II

 Item 5.  Market for Registrant's Common Stock and Related Shareholder
          Matters......................................................      9
 Item 6.  Selected Financial Data......................................     10
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................     10
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk...     10
 Item 8.  Financial Statements and Supplementary Data..................     10
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure.....................................     10

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant...........     10
 Item 11. Executive Compensation.......................................     10
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management...................................................     10
 Item 13. Certain Relationships and Related Transactions...............     10

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form
          8-K..........................................................     10
 Signatures............................................................. 11-12
 Index to Financial Statements..........................................    13
 Consent of Independent Accountants.....................................    13
 Index to Exhibits......................................................    14

                                    PART I
ITEM 1. BUSINESS.

  Exxon Corporation was incorporated in the State of New Jersey in 1882. Divisions and affiliated companies of Exxon operate or market products in the United States and over 100 other countries. Their principal business is energy, involving exploration for, and production of, crude oil and natural gas, manufacturing of petroleum products and transportation and sale of crude oil, natural gas and petroleum products. Exxon Chemical Company, a division of Exxon, is a major manufacturer and marketer of basic petrochemicals, including olefins and aromatics, and a leading supplier of specialty rubbers and of additives for fuels and lubricants. Other products manufactured include polyethylene and polypropylene plastics, plasticizers, specialty resins, specialty and commodity solvents and performance chemicals for oil field operations. Exxon is engaged in exploration for, and mining and sale of, coal and other minerals. Exxon also has interests in electric power generation facilities. Affiliates of Exxon conduct extensive research programs in support of these businesses.

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

  The operations and earnings of the corporation and its affiliates throughout the world are also affected by local, regional and global events or conditions that affect supply and demand for oil, natural gas and other Exxon products. These events or conditions are generally not predictable and include, among other things, the development of new supply sources; supply disruptions; weather; international political events; technological advances; changes in demographics and consumer preferences; and the competitiveness of alternative energy sources or product substitutes. See also Page F5 of the accompanying financial section of the 1997 Annual Report to shareholders for discussion of the impact of market risks, inflation and other uncertainties.

  In 1997, the corporation spent $1,566 million (of which $524 million were capital expenditures) on environmental conservation projects and expenses worldwide, mostly dealing with air and water conservation. Total expenditures for such activities are expected to be about $1.5 billion in both 1998 and 1999 (with capital expenditures representing about 30 percent of the total).

  Operating data and industry segment information for the corporation are contained on pages F3, F20 and F27, information on oil and gas reserves is contained on pages F24 and F25 and information on company-sponsored research and development activities is contained on page F12 of the accompanying financial section of the 1997 Annual Report to shareholders.*
--------
  *Only the data appearing on pages F1 and F3 through F27 of the accompanying financial section of the 1997 Annual Report to shareholders, incorporated in this report as Exhibit 13, are deemed to be filed as part of this Annual Report on Form 10-K as indicated under Items 1, 2, 3, 5, 6, 7, 7A and 8 and on page 13.

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

ITEM 2. PROPERTIES.

  Part of the information in response to this item and to the Securities Exchange Act Industry Guide 2 is contained in the accompanying financial section of the 1997 Annual Report to shareholders in Note 7, which note appears on page F13, and on pages F3, and F22 through F27.

  Information with regard to oil and gas producing activities follows:

1. NET RESERVES OF CRUDE OIL AND NATURAL GAS LIQUIDS (MILLIONS OF BARRELS) AND NATURAL GAS (BILLIONS OF CUBIC FEET) AT YEAR-END 1997

  Estimated proved reserves are shown on pages F24 and F25 of the accompanying financial section of the 1997 Annual Report to shareholders. No major discovery or other favorable or adverse event has occurred since December 31, 1997 that would cause a significant change in the estimated proved reserves as of that date. The oil sands reserves shown separately for Canada represent synthetic crude oil expected to be recovered from Imperial Oil Limited's 25 percent interest in the net reserves set aside for the Syncrude project, as presently defined by government permit. For information on the standardized measure of discounted future net cash flows relating to proved oil and gas reserves, see page F26 of the accompanying financial section of the 1997 Annual Report to shareholders.

2. ESTIMATES OF TOTAL NET PROVED OIL AND GAS RESERVES FILED WITH OTHER FEDERAL AGENCIES

  During 1997, the company filed proved reserves estimates with the U.S. Department of Energy on Forms EIA-23 and EIA-28. The information is consistent with the 1996 Annual Report to shareholders with the exception of EIA-23 which covered total oil and gas reserves from Exxon-operated properties in the U.S. and does not include gas plant liquids.

3. AVERAGE SALES PRICES AND PRODUCTION COSTS PER UNIT OF PRODUCTION

  Incorporated by reference to page F22 of the accompanying financial section of the 1997 Annual Report to shareholders. Average sales prices have been calculated by using sales quantities from our own production as the divisor. Average production costs have been computed by using net production quantities for the divisor. The volumes of crude oil and natural gas liquids (NGL) production used for this computation are shown in the reserves table on page F24 of the accompanying financial section of the 1997 Annual Report to shareholders. The net production volumes of natural gas available for sale by the producing function used in this calculation are shown on page F27 of the accompanying financial section of the 1997 Annual Report to shareholders. The volumes of natural gas were converted to oil-equivalent barrels based on a conversion factor of six thousand cubic feet per barrel.

4. GROSS AND NET PRODUCTIVE WELLS

                                                            YEAR-END 1997
                                                      --------------------------
                                                           OIL          GAS
                                                      ------------- ------------
                                                      GROSS   NET   GROSS   NET
                                                      ------ ------ ------ -----
   United States..................................... 17,365  5,948  4,580 1,932
   Canada............................................  6,028  4,014  4,928 2,749
   Europe............................................  1,443    421  1,034   353
   Asia-Pacific......................................    868    448    456   133
   Other.............................................    785    100     14     5
                                                      ------ ------ ------ -----
    Total............................................ 26,489 10,931 11,012 5,172
                                                      ====== ====== ====== =====

5. GROSS AND NET DEVELOPED ACREAGE

                                                               YEAR-END 1997
                                                            --------------------
                                                              GROSS       NET
                                                            ---------   --------
                                                            (THOUSANDS OF ACRES)
   United States...........................................      5,035     3,488
   Canada..................................................      3,109     1,426
   Europe..................................................     10,279     3,309
   Asia-Pacific............................................      4,047     1,556
   Other...................................................      7,345     1,096
                                                            ---------- ---------
    Total..................................................     29,815    10,875
                                                            ========== =========

  Note: Separate acreage data for oil and gas are not maintained because, in many instances, both are produced from the same acreage.

6. GROSS AND NET UNDEVELOPED ACREAGE
                                                               YEAR-END 1997
                                                            --------------------
                                                              GROSS       NET
                                                            ---------   --------
                                                            (THOUSANDS OF ACRES)
   United States...........................................      6,269     4,534
   Canada..................................................      3,902     2,270
   Europe..................................................     12,420     5,430
   Asia-Pacific............................................     66,235    34,230
   Other...................................................     55,634    22,486
                                                            ---------- ---------
    Total..................................................    144,460    68,950
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

  Cold Lake oil sands leases were taken for an initial 21-year term in 1968-1969 and renewed for a second 21-year term in 1989-1990. Syncrude holds two leases with current mining operations and four leases for future development. All are approved for a 15-year third term based on regulatory approved development plans. These third terms begin in 1997-2001. Other Athabasca undeveloped leases began a second 21-year term in 1980-1987.

  United Kingdom

  Licenses issued prior to 1977 were for an initial period of six years with an option to extend the license for a further 40 years on no more than half of the license area. Licenses issued between 1977 and 1979 were for an initial period of four years, after which one-third of the acreage was required to be relinquished, followed by a second period of three years, after which an additional one-third of the acreage was required to be relinquished, with an option to extend for a total license period of 24 to 36 years on no more than half the license area. Recent licenses are typically for an initial period of six to nine years, with a second term of 12 to 15 years which may be extended a further 18 to 24 years. In the seventeenth license round, the initial period is three years, with a second term of six years and a third term of 15 years which can be extended a further 24 years if development approval is imminent.

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

  Australia

  Onshore: Acreage terms are fixed by the individual state and territory governments. These terms and conditions vary significantly between the states and territories. Exploration permits are normally granted for four years with possible renewals and relinquishments. Production licenses in South Australia are granted for an initial term of 21 years, with subsequent renewals each for 21 years for the full area. Production licenses in Queensland are granted for varying periods consistent with expected field lives, with renewals on a similar basis.

  Offshore: Acreage terms are fixed by the federal government. Exploration permits are granted for six years with possible renewals of five-year periods to a total of 26 years. A 50 percent relinquishment of remaining area is mandatory at the end of each renewal period. Production licenses are for 21 years, with one renewal of 21 years. Subsequent 21-year renewals are subject to negotiation.

  Malaysia

  Exploration and production activities are governed by production sharing contracts negotiated with the national oil company. The more recent contracts have an overall term of 24 to 37 years with possible extensions to the exploration or development periods. The exploration period is five to seven years with the possibility of extensions, after which time areas with no commercial discoveries must be relinquished. The development period is four to five years from commercial discovery, with the possibility of extensions under special circumstances. Areas from which commercial production has not started by the end of the development period must be relinquished. The total production period is 15 to 25 years from first commercial lifting, not to exceed the overall term of the contract.

  Thailand

  The Exxon concessions and the Petroleum Act of 1972 allow production for 30 years (through 2021) with a possible ten-year extension at terms generally prevalent at the time.

  Azerbaijan

  The production sharing agreement (PSA) for development of the Megastructure is for an initial period of 30 years starting from the PSA execution date in 1994.

  Republic of Yemen

  Production sharing agreements (PSAs) negotiated with the government entitle Exxon to participate in exploration operations within a designated area during the exploration period. In the event of a commercial oil discovery, the company is entitled to proceed with development and production operations during the development period. The length of these periods and other specific terms are negotiated prior to executing the production sharing agreement. Existing production operations have a development period extending 20 years from first commercial declaration made in November 1985 for the Marib PSA and June 1995 for the Jannah PSA. In addition, agreement was reached in 1997 on terms for participation in a potential liquified natural gas project utilizing Marib gas reserves.

8. NUMBER OF NET PRODUCTIVE AND DRY WELLS DRILLED

                                                                  1997 1996 1995
                                                                  ---- ---- ----
A. Net Productive Exploratory Wells Drilled
  United States..................................................   9    7    5
  Canada.........................................................  11    8    5
  Europe.........................................................   9    7    9
  Asia-Pacific...................................................  10    7   15
  Other..........................................................   2    2    2
                                                                  ---  ---  ---
   Total.........................................................  41   31   36
                                                                  ---  ---  ---
B. Net Dry Exploratory Wells Drilled
  United States..................................................   4    5    5
  Canada.........................................................   4    4   12
  Europe.........................................................   8    9    7
  Asia-Pacific...................................................   3    8    7
  Other..........................................................   3    2    2
                                                                  ---  ---  ---
   Total.........................................................  22   28   33
                                                                  ---  ---  ---
C. Net Productive Development Wells Drilled
  United States.................................................. 228  190  152
  Canada......................................................... 424  356  339
  Europe.........................................................  33   36   32
  Asia-Pacific...................................................  54   31   40
  Other..........................................................   7   11   11
                                                                  ---  ---  ---
   Total......................................................... 746  624  574
                                                                  ---  ---  ---
D. Net Dry Development Wells Drilled
  United States..................................................  15   13    7
  Canada.........................................................   2    2    3
  Europe.........................................................  --    2    1
  Asia-Pacific...................................................  --    1   --
  Other..........................................................   1    1   --
                                                                  ---  ---  ---
   Total.........................................................  18   19   11
                                                                  ---  ---  ---
  Total number of net wells drilled.............................. 827  702  654
                                                                  ===  ===  ===

9. PRESENT ACTIVITIES

A. Wells Drilling -- Year-End 1997

                                                                       GROSS NET
                                                                       ----- ---
   United States......................................................   98   59
   Canada.............................................................    5    3
   Europe.............................................................   60   21
   Asia-Pacific.......................................................   16    7
   Other..............................................................    6    2
                                                                        ---  ---
    Total.............................................................  185   92
                                                                        ===  ===

B. Review of Principal Ongoing Activities in Key Areas

UNITED STATES

  During 1997, exploration activities were conducted by Exxon Exploration Company and producing activities by Exxon Company, U.S.A., both divisions of Exxon Corporation. Some of the more significant ongoing activities are:

  . Exploration and delineation of additional hydrocarbon resources continued. At year-end 1997, Exxon's inventory of undeveloped acreage totaled 4.5 million net acres. Exxon was active in areas onshore and offshore in the lower 48 states and in Alaska. A total of 12.7 net exploration and delineation wells were completed during 1997.

  . During 1997, 165.5 net development wells were completed within and around mature fields in the inland lower 48 states.

  . Exxon's net acreage in the Gulf of Mexico at year-end 1997 was 2.0 million acres. A total of 47.2 net exploratory and development wells were completed during the year.

  . The Ram-Powell project started up in 1997. Fabrication and installation of a tension leg platform in approximately 3,200 feet of water was completed and production began in 1997.

  . Development continued on two Gulf of Mexico projects in 1997. The Genesis project, scheduled for start-up in late 1998, will utilize a deep-draft caisson vessel to develop reserves in 2,600 feet of water. The Ursa project, scheduled for start-up in 1999, will utilize a tension leg platform development concept in 3,900 feet of water.

  . Participation in Alaska production and development continued and a total of 25.2 net development wells were drilled in 1997.

CANADA

  During 1997, exploration and production activities in Canada were conducted by the Resources Division of Imperial Oil Limited, which is 69.6 percent owned by Exxon Corporation. Some of the more significant ongoing activities are:

  . Gross commercial bitumen production from Cold Lake averaged 114 thousand barrels per day during 1997.

  . The Syncrude plant, 25 percent owned by Imperial and located in northern Alberta, completed its 19th year of operations. Gross synthetic crude production averaged 207 thousand barrels per day in 1997.

OUTSIDE NORTH AMERICA

  During 1997, exploration activities were conducted by Exxon Exploration Company and producing activities by Exxon Company, International, both divisions of Exxon Corporation. Some of the more significant ongoing activities include:

  United Kingdom

  During the year, Exxon acquired interests in six new blocks. Net acreage was
1.6 million acres at year-end, all offshore. A total of 22.4 net exploration and development wells were completed during the year. There were successful start-ups of the Curlew, Gannet E/F and Kingfisher fields. The Brent redevelopment program was completed, and several major projects were underway, including Shearwater, Elgin/Franklin, Ketch and Corvette.

  Netherlands

  Exxon's interest in licenses totaled 2.8 million net acres at year-end 1997. During 1997, 10.9 net exploration and development wells were drilled. An underground gas storage project at Norg was started up to supplement Groningen and Grijpskerk capacity to meet peak European winter gas demands. During 1997, the new offshore gas field, K14-FB, and new onshore gas fields, Anjum, Metslawier, Pasop, Sebaldeburen and Barendrecht-Ziedewij, started up. Construction is in progress on the new offshore gas fields, L9, K7-FC/FD and D15-FA/FB, and new onshore gas fields, Moddergat and Nes.

  Norway

  Exxon's net interest in licenses at year-end 1997 totaled 0.5 million net acres, all offshore. Exxon participated in 11.0 net exploration and production wells in 1997 and the Vigdis field came on production. Projects for development of the Balder, Jotun and Snorre North fields are in progress.

  France

  Exxon's net acreage at year-end 1997 was 1.2 million net acres (0.8 million offshore, 0.4 million onshore), with 0.2 net exploration and development wells completed during the year.

  Germany

  A total of 2.5 million acres were held by Exxon at year-end, with 5.9 net exploration and development wells drilled and completed during the year. The Uelsen underground natural gas storage facility went into operation in October 1997.

  Australia

  Exxon's year-end acreage holdings totaled 6.2 million net acres onshore and
1.0 million net acres offshore, with exploration and production activities underway in both areas. During 1997, a total of 42.4 net exploration and development wells were completed. Production was started up from West Tuna in 1997.

  Malaysia

  Exxon has interests in production sharing contracts covering 7.9 million net acres offshore Malaysia. During the year, a total of 23.8 net exploration and development wells were completed.

Development drilling was completed at Guntong D and continued on the Lawit
A platform. Platforms were installed in 1997 at Seligi F and Raya/Yong, projected to start-up in 1998. During 1997, Exxon secured two exploration blocks in Sabah and four exploration blocks in Sarawak. Negotiations with PETRONAS, the state-owned oil company, were concluded in 1997 for a major new natural gas production sharing agreement. This agreement covers the commercialization of gas previously discovered by Exxon.

  Thailand

  Exxon's net acreage in the Khorat concession totaled 15 thousand net acres at year-end, with 0.8 net exploration and development wells completed during the year.

  Azerbaijan

  At year-end, Exxon's net acreage totaled 43 thousand acres. During 1997, 0.5 net exploration and development wells were drilled. Construction on the Northern Route pipeline was completed and the Megastructure was brought on production in November 1997.

  Republic of Yemen

  Exxon's net acreage in the Republic of Yemen production sharing areas totaled 0.9 million acres onshore at year-end. During the year, 8.6 net exploration and development wells were drilled and completed.

  Colombia

  At year-end, Exxon's net acreage in Colombia totaled 0.1 million acres.

WORLDWIDE EXPLORATION

  Exploration activities were underway in several areas in which Exxon has no established production operations. A total of 42.9 million net acres were held at year-end, and 4.2 net exploration wells were completed during the year.

ITEM 3. LEGAL PROCEEDINGS.

  On February 11, 1998, the Department of Justice, acting on behalf of the Environmental Protection Agency, filed suit against the registrant's Exxon Company, U.S.A. division in U.S. District Court for the Southern District of Texas. The suit alleges violations of the Clean Air Act at the registrant's Baytown refinery relating to, among other things, refinery flares. The suit seeks monetary penalties of up to $25,000 per day and injunctive and other relief.

  Refer to the relevant portions of Note 13 on page F16 of the accompanying financial section of the 1997 Annual Report to shareholders for additional information on legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                               ----------------

EXECUTIVE OFFICERS OF THE REGISTRANT [pursuant to Instruction 3 to Regulation S-K, Item 401(b)].

                        AGE AS OF
                        MARCH 31,
   NAME                   1998            TITLE    (HELD OFFICE SINCE)
   ----                 --------- ---------------------------------------------
   L. R. Raymond.......     59    Chairman of the Board (1993)
   R. Dahan............     56    Senior Vice President (1995)
   H. J. Longwell......     56    Senior Vice President (1995)
   R. E. Wilhelm.......     57    Senior Vice President (1990)
   A. L. Condray.......     55    Vice President (1995)
   D. D. Humphreys.....     50    Vice President and Controller (1997)
   C. W. Matthews......     53    Vice President and General Counsel (1995)
   S. R. McGill........     55    Vice President (1998)
   J. T. McMillan......     61    Vice President (1997)
   R. B. Nesbitt.......     64    Vice President (1992)
   E. A. Robinson......     64    Vice President and Treasurer (1983)
   P. E. Sullivan......     54    Vice President and General Tax Counsel (1995)
   J. L. Thompson......     58    Vice President (1991)
   T. P. Townsend......     61    Vice President -- Investor Relations (1990)
                                   and Secretary (1995)

  For at least the past five years, Messrs. Raymond, Wilhelm, Robinson and Townsend have been employed as executives of the registrant. Mr. Raymond also holds the title of president.

  The following executive officers of the registrant have also served as executives of the subsidiaries, affiliates or divisions of the registrant shown opposite their names during the five years preceding December 31, 1997.

   Esso Benelux B.V. ................... McGill
   Esso Holding Company Holland Inc. ... McGill
   Esso Malaysia Berhad................. Humphreys
   Esso Production Malaysia Inc. ....... Humphreys
   Exxon Chemical Company............... Nesbitt
   Exxon Coal and Minerals Company...... McMillan
   Exxon Company, International......... Dahan and McGill
   Exxon Company, U.S.A................. Condray, Humphreys, Longwell, Matthews,
                                          McMillan and Sullivan
   Exxon Exploration Company............ Thompson

  Officers are generally elected by the Board of Directors at its meeting on the day of each annual election of directors, each such officer to serve until his or her successor has been elected and qualified.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

  Incorporated by reference to the quarterly information which appears on page F21 of the accompanying financial section of the 1997 Annual Report to shareholders.

  On February 26, 1997, the Board of Directors approved a two-for-one stock split to shareholders of record on March 14, 1997.**

  In accordance with the registrant's 1997 Nonemployee Director Restricted Stock Plan, each incumbent nonemployee director (8 persons) was granted 600 shares of restricted stock on January 1, 1998. These grants are exempt from registration under bonus stock interpretations such as the "no-action" letter to Pacific Telesis Group (June 30, 1992).

--------
** All information in this Annual Report on Form 10-K for 1997 including, but not limited to, information in response to Items 5, 6, 7, 8, 10, 11, 12 and 14(a) and the cover is on a post-split basis.

ITEM 6. SELECTED FINANCIAL DATA.

  Incorporated by reference to page F3 of the accompanying financial section of the 1997 Annual Report to shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Incorporated by reference to pages F4 through F7 of the accompanying financial section of the 1997 Annual Report to shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Incorporated by reference to the first through third paragraphs of the section entitled "Market Risks, Inflation, and Other Uncertainties" on page F5 and to the tenth paragraph of the section entitled "Liquidity and Capital Resources" on page F6 of the accompanying financial section of the 1997 Annual Report to shareholders. All statements other than historical information incorporated in this Item 7A are forward looking statements. The actual impact of future market changes could differ materially due to, among other things, factors discussed in this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Reference is made to the Index to Financial Statements on page 13 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Incorporated by reference to the relevant portions of pages 2 through 7 (excluding the portions of page 7 entitled "Director Compensation" and "Board Committees") of the registrant's definitive proxy statement dated March 18, 1998.

ITEM 11. EXECUTIVE COMPENSATION.

  Incorporated by reference to the section entitled "Director Compensation" on page 7 and to pages 14 through 16 of the registrant's definitive proxy statement dated March 18, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Incorporated by reference to page 9 of the registrant's definitive proxy statement dated March 18, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) and (a) (2) Financial Statements:
    See Index to Financial Statements on page 13 of this Annual Report on Form 10-K.

  (a)(3) Exhibits:
    See Index to Exhibits on page 14 of this Annual Report on Form 10-K.

  (b)Reports on Form 8-K.
    The registrant did not file any reports on Form 8-K during the last quarter of 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          EXXON CORPORATION


                                          By:       /s/ LEE R. RAYMOND
                                              ---------------------------------
                                                      (Lee R. Raymond,
                                                   Chairman of the Board)

Dated March 18, 1998

                               ----------------

                               POWER OF ATTORNEY

  EACH PERSON WHOSE SIGNATURE APPEARS BELOW CONSTITUTES AND APPOINTS MILLIE P. BRADLEY, RICHARD E. GUTMAN AND FRANK A. RISCH, AND EACH OF THEM, HIS OR HER TRUE AND LAWFUL ATTORNEYS-IN-FACT AND AGENTS, WITH FULL POWER OF SUBSTITUTION AND RESUBSTITUTION, FOR HIM OR HER AND IN HIS OR HER NAME, PLACE AND STEAD, IN ANY AND ALL CAPACITIES, TO SIGN ANY AND ALL AMENDMENTS TO THIS ANNUAL REPORT ON FORM 10-K, AND TO FILE THE SAME, WITH ALL EXHIBITS THERETO, AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, GRANTING UNTO SAID ATTORNEYS-IN-FACT AND AGENTS, AND EACH OF THEM, FULL POWER AND AUTHORITY TO DO AND PERFORM EACH AND EVERY ACT AND THING REQUISITE AND NECESSARY TO BE DONE, AS FULLY TO ALL INTENTS AND PURPOSES AS HE OR SHE MIGHT OR COULD DO IN PERSON, HEREBY RATIFYING AND CONFIRMING ALL THAT SAID ATTORNEYS-IN-FACT AND AGENTS OR ANY OF THEM, OR THEIR OR HIS OR HER SUBSTITUTE OR SUBSTITUTES, MAY LAWFULLY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

                               ----------------

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

            /s/ LEE R. RAYMOND                   Chairman of the Board    March 18, 1998
------------------------------------------- (Principal Executive Officer)
             (Lee R. Raymond)

           /s/ MICHAEL J. BOSKIN                      Director            March 18, 1998
-------------------------------------------
            (Michael J. Boskin)

           /s/ D. WAYNE CALLOWAY                      Director            March 18, 1998
-------------------------------------------
            (D. Wayne Calloway)

              /s/ RENE DAHAN                          Director            March 18, 1998
-------------------------------------------
               (Rene Dahan)

               /s/ JESS HAY                           Director            March 18, 1998
-------------------------------------------
                (Jess Hay)

           /s/ JAMES R. HOUGHTON                      Director            March 18, 1998
-------------------------------------------
            (James R. Houghton)

           /s/ WILLIAM R. HOWELL                      Director            March 18, 1998
-------------------------------------------
            (William R. Howell)

           /s/ REATHA CLARK KING                      Director            March 18, 1998
-------------------------------------------
            (Reatha Clark King)

         /s/ PHILIP E. LIPPINCOTT                     Director            March 18, 1998
-------------------------------------------
          (Philip E. Lippincott)

           /s/ HARRY J. LONGWELL                      Director            March 18, 1998
-------------------------------------------
            (Harry J. Longwell)

        /s/ MARILYN CARLSON NELSON                    Director            March 18, 1998
-------------------------------------------
         (Marilyn Carlson Nelson)

           /s/ ROBERT E. WILHELM                      Director            March 18, 1998
-------------------------------------------
            (Robert E. Wilhelm)

          /s/ DONALD D. HUMPHREYS               Controller (Principal     March 18, 1998
-------------------------------------------      Accounting Officer)
           (Donald D. Humphreys)

           /s/ EDGAR A. ROBINSON                 Treasurer (Principal     March 18, 1998
-------------------------------------------       Financial Officer)
            (Edgar A. Robinson)


                         INDEX TO FINANCIAL STATEMENTS

  The consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated February 25, 1998, appearing on pages F8 to F20; the Quarterly Information appearing on page F21; and the Supplemental Information on Oil and Gas Exploration and Production Activities appearing on pages F22 to F26 of the accompanying financial section of the 1997 Annual Report to shareholders are incorporated in this Annual Report on Form 10-K as
Exhibit 13. With the exception of the aforementioned information, no other data appearing in the accompanying financial section of the 1997 Annual Report to shareholders is deemed to be filed as part of this Annual Report on Form 10-K under Item 8. Consolidated Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the following Prospectuses constituting part of the Registration Statements on:

   Form S-3 (Nos. 333-27489  --Exxon Corporation Shareholder Investment Program;
         and 33-60677)
   Form S-3 (No. 33-48919)   --Guaranteed Debt Securities and Warrants to Purchase
                              Guaranteed Debt Securities of Exxon Capital Corporation;
   Form S-3 (No. 33-8922)    --Guaranteed Debt Securities of SeaRiver Maritime
                              Financial Holdings, Inc. (formerly Exxon Shipping
                              Company)

and we hereby consent to the incorporation by reference in the Registration Statements on:

   Form S-8 (Nos. 333-38917  --1993 Incentive Program of Exxon Corporation (together
         and 33-51107)        with 1988 Long Term Incentive Plan of Exxon
                              Corporation);
   Form S-8 (No. 33-19057)   --Thrift Plans of Exxon Corporation and Participating
                              Affiliated Employers

of our report dated February 25, 1998 appearing on page F11 of the accompanying financial section of the 1997 Annual Report to shareholders of Exxon Corporation which is incorporated as Exhibit 13 in this Annual Report on Form 10-K.

Price Waterhouse LLP

Dallas, Texas
March 18, 1998

                               INDEX TO EXHIBITS

 3(i).         Registrant's Restated Certificate of Incorporation, as
                restated March 17, 1997 (incorporated by reference to
                Exhibit 3(i) to the registrant's Quarterly Report on
                Form 10-Q for the quarter ended March 31, 1997).
 3(ii).        Registrant's By-Laws, as revised to January 31, 1996
                (incorporated by reference to Exhibit 3(ii) to the
                registrant's Annual Report on Form 10-K for 1995).
 10(iii)(a).   Registrant's 1993 Incentive Program, as amended
                (incorporated by reference to Exhibit 10(iii)(a) to the
                registrant's Quarterly Report on Form 10-Q for the
                quarter ended June 30, 1997).*
 10(iii)(b).   Registrant's Plan for Deferral of Nonemployee Director
                Compensation and Fees, as amended (incorporated by
                reference to Exhibit 10(iii)(b) to the registrant's
                Annual Report on Form 10-K for 1993).*
 10(iii)(c).   Registrant's Restricted Stock Plan for Nonemployee
                Directors, as amended (incorporated by reference to
                Exhibit 10(iii)(c) to the registrant's Annual Report on
                Form 10-K for 1996).*
 10(iii)(d).   Supplemental life insurance.*
 10(iii)(e).   Registrant's Short Term Incentive Program, as amended
                (incorporated by reference to Exhibit 10(iii)(e) to the
                registrant's Quarterly Report on Form 10-Q for the
                quarter ended June 30, 1997).*
 10(iii)(f).   Registrant's 1997 Nonemployee Director Restricted Stock
                Plan (incorporated by reference to Exhibit 10(iii)(f) to
                the registrant's Annual Report on Form 10-K for 1996).*
 12.           Computation of ratio of earnings to fixed charges.
 13.           Pages F1 and F3 through F27 of the Financial Section of
                the registrant's 1997 Annual Report to shareholders.
 21.           Subsidiaries of the registrant.
 23.           Consent of Independent Accountants (contained on page 13
                of this Annual Report on Form 10-K).
 27.1          Financial Data Schedule (included only in the electronic
                filing of this document).
 27.2          Restated Financial Data Schedules (restated to reflect
                adoption of Statement of Financial Accounting Standards
                No. 128, "Earnings per Share" for 1997 interim periods).
 27.3          Restated Financial Data Schedules (restated to reflect
                adoption of Statement of Financial Accounting Standards
                No. 128, "Earnings per Share" for 1996 interim periods
                and 1996 and 1995 annual periods).

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