Form 10-Q
period 1998-03-31
EXXON CORP
filed 1998-05-13
CIK 34088

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

     ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1998

                                    OR

     (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________to________

                      Commission File Number 1-2256


                            EXXON CORPORATION
       __________________________________________________________
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Class                           Outstanding as of March 31, 1998
_______________________________        ________________________________
Common stock, without par value                 2,446,791,735

                            EXXON CORPORATION

                                 FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                             TABLE OF CONTENTS







                                                                    Page
                                                                  Number
                                                                  ______


                       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

      Condensed Consolidated Statement of Income                       3
        Three months ended March 31, 1998 and 1997

      Condensed Consolidated Balance Sheet                             4
        As of March 31, 1998 and December 31, 1997

      Condensed Consolidated Statement of Cash Flows                   5
        Three months ended March 31, 1998 and 1997

      Notes to Condensed Consolidated Financial Statements           6-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        9-12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk   13


                        PART II.  OTHER INFORMATION

Item 2.  Changes in Securities                                        13

Item 6.  Exhibits and Reports on Form 8-K                             13

Signature                                                             14

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             EXXON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (millions of dollars)

                                                          Three Months Ended
                                                               March 31,
                                                          __________________
                                                            1998        1997
                                                          _______    _______
REVENUE
Sales and other operating revenue,
  including excise taxes                                  $29,658    $34,720
Earnings from equity interests and other revenue              570        483
                                                          _______    _______
Total revenue                                              30,228     35,203
                                                          _______    _______

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases                            12,100     15,427
Operating expenses                                          3,025      3,302
Selling, general and administrative expenses                2,011      2,030
Depreciation and depletion                                  1,388      1,395
Exploration expenses, including dry holes                     184        165
Interest expense                                               67         76
Excise taxes                                                3,447      3,599
Other taxes and duties                                      5,167      5,563
Income applicable to minority and preferred interests         110        107
                                                          _______    _______
Total costs and other deductions                           27,499     31,664
                                                          _______    _______

INCOME BEFORE INCOME TAXES                                  2,729      3,539
Income taxes                                                  839      1,364
                                                          _______    _______
NET INCOME                                                $ 1,890    $ 2,175
                                                          =======    =======

Net income per common share (dollars)                    $   0.77    $  0.87
Net income per common share - assuming dilution (dollars)$   0.76    $  0.86

Average number common shares outstanding (millions)         2,451      2,484
Average number common shares outstanding - assuming
  dilution (millions)                                       2,483      2,517

Dividends per common share                               $  0.410    $ 0.395

Net income per share is based on net income less preferred stock dividends and the weighted average number of outstanding common shares.

Net income per common share - assuming dilution is based on net income and the weighted average number of outstanding common shares, including the additional common shares that would have been outstanding if dilutive potential common shares (incentive program stock and preferred stock) had been issued.

                              EXXON CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEET
                            (millions of dollars)

                                                         March 31, Dec. 31,
                                                             1998     1997
                                                          _______  _______
ASSETS
Current assets
   Cash and cash equivalents                              $ 3,841  $ 4,047
   Other marketable securities                                 20       15
   Notes and accounts receivable - net                      9,967   10,702
   Inventories
     Crude oil, products and merchandise                    4,466    4,725
     Materials and supplies                                   743      762
   Prepaid taxes and expenses                               1,004      941
                                                          _______  _______
     Total current assets                                  20,041   21,192
Property, plant and equipment - net                        66,726   66,414
Investments and other assets                                8,186    8,458
                                                          _______  _______
     TOTAL ASSETS                                         $94,953  $96,064
                                                          =======  =======
LIABILITIES
Current liabilities
   Notes and loans payable                                $ 2,753  $ 2,902
   Accounts payable and accrued liabilities                13,573   14,683
   Income taxes payable                                     2,250    2,069
                                                          _______  _______
     Total current liabilities                             18,576   19,654
Long-term debt                                              7,077    7,050
Annuity reserves, deferred credits and other liabilities   25,555   25,700
                                                          _______  _______
     TOTAL LIABILITIES                                     51,208   52,404
                                                          _______  _______
SHAREHOLDERS' EQUITY
Preferred stock, without par value:
   Authorized:   200 million shares
   Outstanding:    3 million shares at Mar. 31, 1998          174
                   3 million shares at Dec. 31, 1997                   190
Guaranteed LESOP obligation                                  (225)    (225)
Common stock, without par value:
   Authorized:   3,000 million shares
   Issued:       2,984 million shares                       2,323    2,323
Earnings reinvested                                        53,096   52,214
Cumulative foreign exchange translation adjustment         (1,148)  (1,119)
Common stock held in treasury:
     537 million shares at Mar. 31, 1998                  (10,475)
     527 million shares at Dec. 31, 1997                            (9,723)
                                                          _______  _______

     TOTAL SHAREHOLDERS' EQUITY                            43,745   43,660
                                                          _______  _______

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $94,953  $96,064
                                                          =======  =======

The number of shares of common stock issued and outstanding at March 31, 1998 and December 31, 1997 were 2,446,791,735 and
2,456,315,299, respectively.

                              EXXON CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (millions of dollars)

                                                          Three Months Ended
                                                                March 31,
                                                          __________________
                                                              1998     1997
                                                           _______   _______
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                               $1,890   $2,175
   Depreciation and depletion                                1,388    1,395
   Changes in operational working capital, excluding
      cash and debt                                            (45)    (210)
   All other items - net                                      (159)   1,206
                                                           _______  _______

   Net Cash Provided By Operating Activities                 3,074    4,566
                                                           _______  _______

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment               (1,709)  (1,492)
   Sales of subsidiaries and property, plant and equipment     125       55
   Other investing activities - net                            407      332
                                                           _______  _______

   Net Cash Used In Investing Activities                    (1,177)  (1,105)
                                                           _______  _______

NET CASH GENERATION BEFORE FINANCING ACTIVITIES              1,897    3,461
                                                           _______  _______

CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to long-term debt                                 206      175
   Reductions in long-term debt                                (69)     (58)
   Additions/(reductions) in short-term debt - net            (323)     176
   Cash dividends to Exxon shareholders                     (1,009)    (986)
   Cash dividends to minority interests                        (74)     (75)
   Changes in minority interests and sales /
      (purchases) of affiliate stock                           (27)       4
   Acquisitions of Exxon shares - net                         (797)    (166)
                                                           _______  _______

   Net Cash Used In Financing Activities                    (2,093)    (930)
                                                           _______  _______

Effects Of Exchange Rate Changes On Cash                       (10)      31
                                                           _______  _______

Increase/(Decrease) In Cash And Cash Equivalents              (206)   2,562
Cash And Cash Equivalents At Beginning Of Period             4,047    2,951
                                                           _______  _______
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $3,841   $5,513
                                                           =======  =======

SUPPLEMENTAL DISCLOSURES
   Income taxes paid                                        $  566   $  703
   Cash interest paid                                       $  350   $  157

                                EXXON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis Of Financial Statement Preparation

These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the S.E.C. in the corporation's 1997 Annual Report on Form 10-K. In the opinion of the corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. The corporation's exploration and production activities are accounted for under the "successful efforts" method.

During the third quarter of 1997, the corporation increased its ownership in General Sekiyu K.K. (GSK) from 49.0% to 50.1%. These financial statements reflect the consolidation of GSK retroactive to the beginning of 1997. GSK was previously accounted for as an equity company. The January 1, 1997 balance sheet of GSK had total assets of $3.9 billion and total liabilities of $3.2 billion. Consolidated net income was unchanged as a result of the restatement of prior quarter statements of income.

2. Recently Issued Statements of Financial Accounting Standards

In June 1997, the Financial Accounting Standards Board released Statement No. 131, "Disclosures about Segments of an Enterprise and Related
Information." This statement requires disclosure of certain information about operating segments and geographic areas of operation. This statement, which will be adopted in 1998, will not have any effect upon the corporation's consolidated financial condition or operations.

3. Litigations and Other Contingencies

A number of lawsuits, including class actions, were brought in various courts against Exxon Corporation and certain of its subsidiaries relating to the accidental release of crude oil from the tanker Exxon Valdez in 1989. Essentially all of these lawsuits have now been resolved or are subject to appeal.

On September 24, 1996, the United States District Court for the District of Alaska entered a judgment in the amount of $5.058 billion in the Exxon Valdez civil trial that began in May 1994. The District Court awarded approximately $19.6 million in compensatory damages to fisher plaintiffs, $38 million in prejudgment interest on the compensatory damages and $5 billion in punitive damages to a class composed of all persons and entities who asserted claims for punitive damages from the corporation as a result of the Exxon Valdez grounding. The District Court also ordered that these awards shall bear interest from and after entry of the judgment. The District Court stayed execution on the judgment pending appeal based on a $6.75 billion letter of credit posted by the corporation. Exxon has appealed the judgment. A motion for new trial is currently pending before the District Court and consideration of Exxon's appeal is stayed pending resolution of that motion. The corporation continues to believe that the punitive damages in this case are unwarranted and that the judgment should be set aside or substantially reduced by the appellate courts if the District Court does not grant Exxon's pending motion for new trial.

                                 EXXON CORPORATION


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The U.S. Tax Court has decided the issue with respect to the pricing of crude oil purchased from Saudi Arabia for the years 1979-1981 in favor of the corporation. This decision is subject to appeal. Certain other issues for the years 1979-1988 remain pending before the Tax Court. The ultimate resolution of these issues is not expected to have a materially adverse effect upon the corporation's operations or financial condition.

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


4. Nonowner Changes in Shareholders' Equity

Statement of Financial Accounting Standards (FAS) No. 130 "Reporting Comprehensive Income" was implemented in January 1998. This statement establishes standards for reporting and display of total nonowner changes in shareholders' equity. For the corporation, total nonowner changes in shareholders' equity include net income and the change in the cumulative foreign exchange translation adjustment component of shareholders' equity. The total nonowner changes in shareholders' equity for the three months ended March 31, 1998 and 1997 were $1,861 million and $1,278 million, respectively. FAS 130 did not have any effect on the corporation's consolidated financial condition or operations.

                                EXXON CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUNCTIONAL EARNINGS SUMMARY

                                                             First Quarter
                                                          _________________
                                                            1998       1997
                                                         _______    _______
                                                        (millions of dollars)

Petroleum and natural gas
   Exploration and production
     United States                                       $   227    $   554
     Non-U.S.                                                683        890
   Refining and marketing
     United States                                           100         57
     Non-U.S.                                                496        297
                                                         _______    _______
Total petroleum and natural gas                            1,506      1,798
Chemicals
     United States                                           232        192
     Non-U.S.                                                142        118
Other operations                                              89        128
Corporate and financing                                      (79)       (61)
                                                         _______    _______
NET INCOME                                                $1,890     $2,175
                                                         =======    =======

FIRST QUARTER 1998 COMPARED WITH FIRST QUARTER 1997

Exxon Corporation estimated first quarter 1998 net income of $1,890 million, down 13 percent from $2,175 million in first quarter 1997. On a per share basis, net income was $0.77 in the first quarter of 1998 compared to $0.87 in the prior year's quarter.

Exxon's net income of $1.9 billion was down $285 million or 13 percent, reflecting weaker crude oil prices which on average were about $7 per barrel or 33 percent lower than last year. This year's first quarter results benefited from improved downstream margins, higher petroleum product and chemicals sales, and lower unit operating expenses.

Crude oil prices weakened across the quarter, driven by the slowdown in Asian economies, mild winter weather, and a surplus of crude oil supplies. Liquids production was higher than first quarter 1997. Natural gas sales and prices declined from 1997's first quarter due to warmer weather in Europe and North America. In the downstream, petroleum product sales increased in most geographic areas, achieving the highest first quarter level since 1979. Earnings were up 68 percent, benefiting from higher industry refining margins in Europe and the improved retail environment in the U.K. Chemicals earnings improved as a result of record first quarter sales. Margins improved relative to last year as declining commodity prices were offset by lower feedstock costs. Earnings from other operations decreased relative to the prior year due to lower copper and coal prices.

During the quarter, Exxon continued its active investment program, spending over $2 billion on capital and exploration projects.

                                EXXON CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

OTHER COMMENTS ON FIRST QUARTER COMPARISON

Exploration and production earnings were adversely impacted by substantially lower crude oil prices which have been under pressure and falling since early in the fourth quarter of 1997, averaging about $7 per barrel less than the first quarter of 1997. U.S. natural gas prices were lower on average than last year in response to milder weather. European gas realizations were lower due to the stronger U.S. dollar in 1998.

Liquids production of 1,627 kbd (thousand barrels per day) was up from 1,625 kbd in the first quarter of 1997. Production increases in Australia and Malaysia, new developments in the North Sea, and initial production from Azerbaijan were largely offset by lower volumes in the U.S. Worldwide natural gas production of 7,224 mcfd (million cubic feet per day) was down 4 percent from 1997 due to the impact of warmer European weather and corresponding lower demand.

Earnings from U.S. exploration and production were $227 million compared with $554 million last year. Outside the U.S., earnings from exploration and production were $683 million, versus $890 million in the first quarter 1997.

Petroleum product sales of 5,418 kbd increased 68 kbd from last year's first quarter with higher volumes in North America, Latin America and Europe. Sales volumes were lower in Asia-Pacific. Downstream earnings benefited from higher European industry refining margins, improvement in the U.K. retail market, stronger lube basestock margins, and higher Latin American marketing margins. Turnaround impacts were also lower, reflecting less planned maintenance in the U.S. compared to the first quarter 1997.

In the U.S., refining and marketing earnings were $100 million, up $43 million from the prior year. Refining and marketing operations outside the U.S. earned $496 million, an increase of $199 million from 1997.

Chemical earnings were $374 million, up $64 million from the first quarter 1997. First quarter record prime product sales of 4,322 kt (thousand metric tons) were 4 percent higher than the year ago period. Although most commodity chemical prices were lower, overall margins improved somewhat relative to last year as a result of lower feedstock costs.

Earnings from other operations, including coal, minerals and power, totaled $89 million, compared to $128 million in the first quarter of 1997. Both copper and coal prices decreased from last year. Corporate and financing expenses of $79 million compared with $61 million in the first quarter of last year.

Net cash generation before financing activities was $1,897 million in the first three months of 1998 versus $3,461 million in the same period last year. Operating activities provided net cash of $3,074 million, a decrease of $1,492 million from 1997's first three months, influenced by lower net income and the absence of an insurance settlement in 1997. Investing activities used net cash of $1,177 million, $72 million more than the year ago period on a higher level of capital investment.

                                 EXXON CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


OTHER COMMENTS ON FIRST QUARTER COMPARISON


Net cash used in financing activities was $2,093 million in the first quarter of 1998 versus $930 million in the same quarter last year. During the first quarter of 1998, Exxon purchased 14.9 million shares of Exxon common stock for the treasury at a cost of $942 million, representing a continuation of purchases to offset shares issued in conjunction with the company's benefit plans and programs, as well as the increased share repurchases announced in the first quarter of 1997. Shares outstanding were reduced from 2,456.3 million at the end of the fourth quarter of 1997 to 2,446.8 million at the end of the first quarter 1998. Purchases are made in open market and negotiated transactions and may be discontinued at any time.

Revenue for the first quarter of 1998 totaled $30,228 million compared to $35,203 million in the first quarter 1997.

Capital and exploration expenditures totaled $2,023 million in the first quarter 1998 compared to $1,790 million in last year's first quarter. Capital and exploration expenditures in 1998, excluding foreign exchange rate fluctuations, are anticipated to increase about 10 percent over 1997 as attractive investment opportunities continue to be developed in each of the major business segments.

Total debt of $9.8 billion at March 31, 1998 decreased $0.1 billion from year-end 1997. The corporation's debt to total capital ratio was 17.6 percent at the end of the first quarter of 1998, similar to year-end 1997.

Over the twelve months ended March 31, 1998, return on average shareholders' equity was 18.7 percent. Return on average capital employed, which includes debt, was 15.9 percent over the same time period.

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

                                EXXON CORPORATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS








                               SPECIAL ITEMS


                                                          First Quarter
                                                         _______________
                                                         1998       1997
                                                         ____       ____
                                                     (millions of dollars)







TOTAL                                                     0          0
                                                        =====      =====

                             EXXON CORPORATION




Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 1998 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 1997.


                       PART II.  OTHER  INFORMATION


Item 2.  Changes in Securities

In accordance with the registrant's 1997 Nonemployee Director Restricted Stock Plan, a newly elected nonemployee director was granted 4,000 shares of restricted stock on April 29, 1998. This grant is exempt from registration under bonus stock interpretations such as the "no-action" letter to Pacific Telesis Group (June 30, 1992).
          _______ _______ _____

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

         Exhibits 27  -  Financial Data Schedule (included only in the
                         Electronic filing of this document).

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






                                         EXXON CORPORATION


Date:  May 13, 1998
                                    /s/  DONALD D. HUMPHREYS
                         _______________________________________________
                         Donald D. Humphreys, Vice President, Controller
                                  and Principal Accounting Officer