Form 10-Q
period 1998-06-30
EXXON CORP
filed 1998-08-14
CIK 34088

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549

   ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                  Outstanding as of June 30, 1998
_______________________________   _______________________________
Common stock, without par value             2,438,406,686

                    EXXON CORPORATION

                        FORM 10-Q

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                    TABLE OF CONTENTS

                                                               Page
                                                              Number
                                                              ______

              PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

  Condensed Consolidated Statement of Income                       3
    Three and six months ended June 30, 1998 and 1997

  Condensed Consolidated Balance Sheet                             4
    As of June 30, 1998 and December 31, 1997

  Condensed Consolidated Statement of Cash Flows                   5
    Six months ended June 30, 1998 and 1997

  Notes to Condensed Consolidated Financial Statements         6 - 8

Item 2.  Management's Discussion and Analysis of Financial     9 -14
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                              15


                     PART II.  OTHER INFORMATION


Item 2.  Changes in Securities                                    15

Item 4.  Submission of Matters to a Vote of Security Holders   15-16

Item 5.  Other Information                                        16

Item 6.  Exhibits and Reports on Form 8-K                         16

Signature                                                         17

                                EXXON CORPORATION

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                EXXON CORPORATION
                     CONDENSED CONSOLIDATED STATEMENT OF INCOME
                               (millions of dollars)

                                          Three Months Ended  Six Months Ended
                                                June 30,           June 30,
                                          __________________  ________________
REVENUE                                      1998      1997     1998     1997
                                           _______   _______  _______  _______
Sales and other operating revenue,
  including excise taxes                   $29,132   $33,679  $58,790  $68,399
Earnings from equity interests and other
  revenue                                      494       549    1,064    1,032
                                            ______    ______   ______   ______
Total revenue                               29,626    34,228   59,854   69,431
                                            ______    ______   ______   ______
COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases             11,390    14,411   23,490   29,838
Operating expenses                           2,877     3,275    5,902    6,577
Selling, general and administrative expenses 2,183     2,158    4,194    4,188
Depreciation and depletion                   1,390     1,374    2,778    2,769
Exploration expenses, including dry holes      237       141      421      306
Interest expense                                65       106      132      182
Excise taxes                                 3,607     3,689    7,054    7,288
Other taxes and duties                       5,534     5,821   10,701   11,384
Income applicable to minority and
  preferred interests                           65        96      175      203
                                            ______    ______   ______   ______
Total costs and other deductions            27,348    31,071   54,847   62,735
                                            ______    ______   ______   ______

INCOME BEFORE INCOME TAXES                   2,278     3,157    5,007    6,696
Income taxes                                   658     1,192    1,497    2,556
                                            ______    ______   ______   ______
NET INCOME                                 $ 1,620   $ 1,965  $ 3,510  $ 4,140
                                            ======    ======   ======   ======

Net income per common share (dollars)      $  0.66   $  0.79  $  1.43  $  1.66
Net income per common share - assuming
  dilution (dollars)                       $  0.65   $  0.78  $  1.41  $  1.64
Average number common shares outstanding
 (millions)                                  2,443     2,478    2,447    2,481
Average number common shares outstanding -
  assuming dilution (millions)               2,475     2,513    2,477    2,513
Dividends per common share                 $ 0.410   $ 0.410  $ 0.820  $ 0.805

Net income per common share is based on net income less preferred stock dividends and the weighted average number of outstanding common shares.

Net income per common share - assuming dilution is based on net income and the weighted average number of outstanding common shares, including the additional common shares that would have been outstanding if dilutive potential common shares (incentive program stock and preferred stock) had been issued.

                               EXXON CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                              (millions of dollars)

                                                         June 30,    Dec. 31,
                                                            1998        1997
                                                          ______      ______
ASSETS
Current assets
   Cash and cash equivalents                             $ 2,689     $ 4,047
   Other marketable securities                                21          15
   Notes and accounts receivable - net                     9,396      10,702
   Inventories
     Crude oil, products and merchandise                   4,383       4,725
     Materials and supplies                                  736         762
   Prepaid taxes and expenses                              1,055         941
                                                          ______      ______
     Total current assets                                 18,280      21,192
Property, plant and equipment - net                       66,752      66,414
Investments and other assets                               8,184       8,458
                                                          ______      ______
     TOTAL ASSETS                                        $93,216     $96,064
                                                          ======      ======
LIABILITIES
Current liabilities
   Notes and loans payable                               $ 2,557     $ 2,902
   Accounts payable and accrued liabilities               13,280      14,683
   Income taxes payable                                    1,695       2,069
                                                          ______      ______
     Total current liabilities                            17,532      19,654
Long-term debt                                             6,927       7,050
Annuity reserves, deferred credits and
  other liabilities                                       25,400      25,700
                                                          ______      ______
     TOTAL LIABILITIES                                    49,859      52,404
                                                          ______      ______
SHAREHOLDERS' EQUITY
Preferred stock, without par value:
   Authorized:    200 million shares
   Outstanding:     2 million shares at June 30, 1998        134
                    3 million shares at Dec. 31, 1997                    190
Guaranteed LESOP obligation                                 (125)       (225)
Common stock, without par value:
   Authorized:  3,000  million shares
   Issued:      2,984  million shares                      2,323       2,323
Earnings reinvested                                       53,713      52,214
Cumulative foreign exchange translation adjustment        (1,424)     (1,119)
Common stock held in treasury:
     546 million shares at June 30, 1998                 (11,264)
     527 million shares at Dec. 31, 1997                              (9,723)
                                                          ______      ______
     TOTAL SHAREHOLDERS' EQUITY                           43,357      43,660
                                                          ______      ______
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $93,216     $96,064
                                                          ======      ======

The number of shares of common stock issued and outstanding at June 30, 1998 and December 31,1997 was 2,438,406,686 and 2,456,315,299, respectively.

                              EXXON CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (millions of dollars)

                                                           Six Months Ended
                                                                June 30,
                                                           _________________
                                                          1998       1997
                                                           _____       _____
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                            $ 3,510     $ 4,140
   Depreciation and depletion                              2,778       2,769
   Changes in operational working capital, excluding
      cash and debt                                         (246)       (159)
   All other items - net                                      (5)      1,369
                                                           _____       _____

     Net Cash Provided By Operating Activities             6,037       8,119
                                                           _____       _____
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment              (3,744)     (3,392)
   Sales of subsidiaries and property, plant and equipment   261         165
   Other investing activities - net                          363         104
                                                           _____       _____

     Net Cash Used In Investing Activities                (3,120)     (3,123)
                                                           _____       _____

NET CASH GENERATION BEFORE FINANCING ACTIVITIES            2,917       4,996
                                                           _____       _____

CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to long-term debt                               101         330
   Reductions in long-term debt                              (96)       (220)
   Additions/(reductions) in short-term debt - net          (365)         41
   Cash dividends to Exxon shareholders                   (2,013)     (2,007)
   Cash dividends to minority interests                     (149)       (185)
   Changes in minority interests and sales/
    (purchases) of affiliate stock                           (68)        (73)
   Acquisitions of Exxon shares - net                     (1,653)       (914)
                                                           _____       _____

     Net Cash Used In Financing Activities                (4,243)     (3,028)
                                                           _____       _____

Effects Of Exchange Rate Changes On Cash                     (32)         24
                                                           _____       _____

Increase/(Decrease) In Cash And Cash Equivalents          (1,358)      1,992
Cash And Cash Equivalents At Beginning Of Period           4,047       2,951
                                                           _____       _____
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 2,689     $ 4,943
                                                           =====       =====
SUPPLEMENTAL DISCLOSURES
   Income taxes paid                                     $ 1,494     $ 2,087
   Cash interest paid                                    $   468     $   321

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

   In June 1998, the Financial Accounting Standards Board released Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which must be adopted beginning no later than 2000, establishes accounting and reporting standards for derivative instruments. The statement requires that an entity recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. No decision has been made as to whether the corporation will adopt this standard before 2000. The effect on the corporation's operating results subsequent to adoption is not expected to be material. Liquidity and cash flow will not be affected.

   In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." The statement requires that costs of start-up activities and organizational costs be expensed as incurred. The statement is effective no later than 1999, with earlier application permitted. The corporation expects that this new requirement will not materially affect its consolidated financial condition or operations.

3. Litigation and Other Contingencies

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

                           EXXON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


   On September 24, 1996, the United States District Court for the District of Alaska entered a judgment in the amount of $5.058 billion in the Exxon Valdez civil trial that began in May 1994. The District Court awarded approximately $19.6 million in compensatory damages to fisher plaintiffs, $38 million in prejudgment interest on the compensatory damages and $5 billion in punitive damages to a class composed of all persons and entities who asserted claims for punitive damages from the corporation as a result of the Exxon Valdez grounding. The District Court also ordered that these awards shall bear interest from and after entry of the judgment. The District Court stayed execution on the judgment pending appeal based on a $6.75 billion letter of credit posted by the corporation. Exxon has appealed the judgment. Exxon has also appealed the District Court's recent denial of its renewed motion for new trial. The corporation continues to believe that the punitive damages in this case are unwarranted and that the judgment should be set aside or substantially reduced by the appellate courts.

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

                                  EXXON CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

4. Nonowner Changes in Shareholders' Equity

   Statement of Financial Accounting Standards No. 130, "Reporting
   Comprehensive Income," was implemented in January 1998. This statement establishes standards for reporting and display of total nonowner changes in shareholders' equity. For the corporation, total nonowner changes in shareholders' equity include net income and the change in the cumulative foreign exchange translation adjustment component of shareholders' equity. The total nonowner changes in shareholders' equity for the three months ended June 30, 1998 and 1997 were $1,344 million and $1,793 million, respectively. The total nonowner changes in shareholders' equity for the six months ended June 30, 1998 and 1997 were $3,205 million and $3,071 million, respectively. This statement did not have any effect on the corporation's consolidated financial condition or operations.

                                 EXXON CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY
                                             Second Quarter   First Six Months
                                           _________________  ________________
                                            1998       1997    1998      1997
                                           ______     ______  ______    ______
                                                   (millions of dollars)
Petroleum and natural gas
   Exploration and production
     United States                         $  187     $  335  $  414   $  889
     Non-U.S.                                 497        620   1,180    1,510
   Refining and marketing
     United States                            226        162     326      219
     Non-U.S.                                 412        382     908      679
                                            _____      _____   _____    _____
Total petroleum and natural gas             1,322      1,499   2,828    3,297
Chemicals
     United States                            166        246     398      438
     Non-U.S.                                 129        147     271      265
Other operations                              103        127     192      255
Corporate and financing                      (100)       (54)   (179)    (115)
                                            _____      _____   _____    _____
NET INCOME                                 $1,620     $1,965  $3,510   $4,140
                                            =====      =====   =====    =====

SECOND QUARTER 1998 COMPARED WITH SECOND QUARTER 1997

Exxon Corporation estimated second quarter 1998 net income of $1,620 million, down 18 percent from the record $1,965 million in second quarter 1997. On a per share basis, net income declined 16 percent to $0.66 in the second quarter of 1998, reflecting the ongoing share repurchase program.

Exxon's net income of $1.6 billion was down $345 million or 18 percent, reflecting weaker crude oil prices which on average were about $5 per barrel or 26 percent lower than last year. This year's second quarter results benefited from higher liquids production, increased petroleum product and chemical sales volumes, and improved downstream margins.

Crude oil prices generally declined during the quarter and on average were at their lowest level since third quarter 1986. Liquids production was higher than second quarter 1997. Natural gas sales declined from 1997's second quarter due to warmer weather in Europe. In the downstream, petroleum product sales increased in most geographic areas, establishing a second quarter record. Earnings were up 17 percent, reflecting higher industry refining margins in the U.S. and Europe, and the improved retail environment in the U.K. Stronger results in Latin America helped offset weakness in Asia-Pacific markets. Chemical earnings were down 25 percent from last year as a result of lower margins. Worldwide commodity prices declined due to excess industry capacity and the slowdown in Asian economies. Earnings benefited from record second quarter sales volumes. Earnings from other operations decreased relative to the prior year due to lower copper and coal prices.

During the quarter, Exxon continued its active investment program, spending $2.5 billion on capital and exploration projects.

                                  EXXON CORPORATION


OTHER COMMENTS ON SECOND QUARTER COMPARISON

Exploration and production earnings were adversely impacted by substantially lower crude oil prices which have been under pressure and generally falling since early in the fourth quarter of 1997, averaging about $5 per barrel less than in the second quarter of 1997. Natural gas prices were lower overall as the impact of weaker local currencies and European gas realizations offset improved North American prices.

Liquids production of 1,613 kbd (thousand barrels per day) was up 2 percent from last year primarily due to production increases from new developments in the North Sea and higher Canadian output. Natural gas production of 5,569 mcfd (million cubic feet per day) was down 1 percent largely due to the impact of warmer weather in Europe. Sales volumes in the U.S. and Asia-Pacific were higher.

Earnings from U.S. exploration and production were $187 million compared with $335 million last year. Outside the U.S., earnings from exploration and production were $497 million, versus $620 million in the second quarter 1997.

Petroleum product sales of 5,420 kbd increased from last year's record second quarter with higher volumes in North America, Latin America and Europe offsetting lower volumes in Asia-Pacific. Downstream earnings benefited from higher U.S. and European industry refining margins, improvement in the U.K. retail market, and higher Latin American marketing margins.

In the U.S., refining and marketing earnings were $226 million, up $64 million from the prior year. Refining and marketing operations outside the U.S. earned $412 million, an increase of $30 million from 1997.

Chemical earnings were $295 million compared with $393 million in the same quarter a year ago. Margins were lower due to excess industry capacity for commodity chemicals. Despite weaker demand in Asia-Pacific, prime product sales volumes of 4,366 kt (thousand metric tons) established a second quarter record.

Earnings from other operations, including coal, minerals and power, totaled $103 million, compared to $127 million in the second quarter 1997. Both copper and international coal prices were lower. Corporate and financing expenses of $100 million compared with $54 million in the second quarter of last year, reflecting higher tax-related charges.

During the second quarter of 1998, Exxon purchased 13.6 million shares of its common stock for the treasury at a cost of $974 million, representing a continuation of purchases to offset shares issued in conjunction with the Company's benefit plans and programs, as well as the increased share repurchases announced in the first quarter of 1997. Shares outstanding were reduced from 2,446.8 million at the end of the first quarter of 1998 to 2,438.4 million at the end of the second quarter. Purchases are made in open market and negotiated transactions and may be discontinued at any time.

                                EXXON CORPORATION


FIRST SIX MONTHS 1998 COMPARED WITH FIRST SIX MONTHS 1997

Net income was $3,510 million in the first half of 1998, a decrease of 15 percent from the $4,140 million earned in 1997. On a per share basis, net income was $1.43 in the first half of 1998 compared to $1.66 in the prior year period.

Exploration and production earnings declined as a result of lower crude oil prices which decreased by about $6 per barrel versus 1997. Earnings were also negatively impacted by lower U.S. and international natural gas prices. Liquids production of 1,618 kbd was up from 1,604 kbd in the first half of 1997. Increased production from new developments in the North Sea, and higher volumes in Canada and Asia-Pacific more than offset lower volumes in the U.S. Worldwide natural gas production of 6,384 mcfd was down 185 mcfd from 1997 reflecting warmer weather in Europe.

Earnings from U.S. exploration and production operations for the first six months were $414 million, a decrease of $475 million from 1997. Outside the U.S., exploration and production earnings were $1,180 million, down $330 million from last year.

Petroleum product sales of 5,420 kbd increased 43 kbd over last year, with volume growth in all major markets except Asia-Pacific. Earnings from U.S. refining and marketing operations were $326 million, up $107 million from 1997, reflecting improved industry refining margins, lower planned maintenance activities, and higher volumes. Outside the U.S., first half 1998 refining and marketing earnings increased $229 million to $908 million, with higher European refining margins, a stronger U.K. retail environment, and improved results in Latin America only partly offset by weakness in Asia-Pacific.

Chemical earnings totaled $669 million in the first half of 1998 compared with $703 million last year. Industry commodity prices and margins have declined from last year's levels. Prime product sales volumes of 8,688 kt were up 2 percent from last year despite weaker demand in Asia-Pacific markets.

Earnings from other operations totaled $192 million, a decrease of $63 million from the first half of 1997, reflecting significantly lower copper prices, as well as lower international coal prices. Corporate and financing expenses increased $64 million to $179 million, reflecting higher tax-related charges.

                               EXXON CORPORATION

Net cash generation before financing activities was $2,917 million in the first half of 1998 versus $4,996 million in the same period last year. Operating activities provided net cash of $6,037 million, a decrease of $2,082 million from 1997's first half, influenced by lower net income and the absence of an insurance related settlement during the prior year. Investing activities used net cash of $3,120 million, about the same level as the prior year period.

Net cash used in financing activities was $4,243 million in the first half of 1998 versus $3,028 million for the year-ago period. The increase of $1,215 million reflects higher purchases of shares of Exxon common stock and debt reductions. During the first half of 1998, a total of 28.6 million shares of Exxon common stock were acquired for the treasury at a cost of $1,916 million. Purchases are made in both the open market and through negotiated transactions. These purchases reflect both the increased repurchases announced in the first quarter of 1997, as well as purchases to offset shares issued in conjunction with the Company's benefit plans and programs. Purchases may be discontinued at any time.

Capital and exploration expenditures in this year's first half were $4,526 million versus $4,005 million a year ago. Capital and exploration expenditures in 1998, excluding foreign exchange rate fluctuations, are anticipated to increase about 10 percent over 1997, as attractive investment opportunities continue to be developed in each of the major business segments.

Total debt of $9.5 billion at June 30, 1998 decreased $0.5 billion from year-end 1997. The corporation's debt to capital ratio was 17.2 percent at the end of the first six months of 1998, down from 17.8 percent at year-end 1997.

Over the twelve months ended June 30, 1998, return on average shareholders' equity was 18.0 percent. Return on average capital employed, which includes debt, was 15.3 percent over the same time period.

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

                               EXXON CORPORATION

YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define a specific year. Absent corrective actions, a computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations.

The corporation initiated assessments in prior years to identify the work efforts required to assure that systems supporting the business successfully operate beyond the turn of the century. The scope of this work effort encompasses information technology systems and systems utilizing embedded technology, such as microcontrollers.

Plans for achieving Year 2000 compliance were finalized during 1997, and implementation work was underway at year-end. The initial phases of this work, an inventory and assessment of potential problem areas, have been essentially completed. Modification and testing phases continue, with most required system modifications to mission critical systems planned for completion by year-end 1998. Attention has also been focussed on compliance attainment efforts of vendors and others, including key system interfaces with customers and suppliers. Most key suppliers and business partners have been contacted for clarification of their Year 2000 plans. Notwithstanding the substantive work efforts described above, the corporation could potentially experience disruptions to some aspects of its various activities and operations, including those resulting from non-compliant systems utilized by unrelated third party governmental and business entities. Work is underway to develop business contingency plans in order to attempt to mitigate the extent of potential disruption to business operations.

Through June 30, 1998, about $100 million of costs had been incurred in the corporation's efforts to achieve Year 2000 compliant systems. The ultimate total cost to the corporation of achieving Year 2000 compliant systems is currently estimated to be $250 to $300 million, primarily over the 1997-1999 timeframe, and is not expected to be a material incremental cost impacting Exxon's operations, financial condition or liquidity.

                                 EXXON CORPORATION







                                  SPECIAL ITEMS
                                  _____________



                                               Second Quarter  First Six Months
                                               ______________  ________________
                                                 1998   1997     1998     1997
                                                 ____   ____     ____     ____
                                                     (millions of dollars)





TOTAL                                             0       0       0        0
                                                ====    ====     ====     ====

                              EXXON CORPORATION


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Information about market risks for the six months ended June 30, 1998 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 1997.


                           PART II.  OTHER INFORMATION


Item 2. Changes in Securities

     In accordance with the registrant's 1997 Nonemployee Director Restricted Stock Plan, a newly elected nonemployee director was granted 4,000 shares of restricted Common Stock on July 30, 1998. This grant is exempt from registration under bonus stock interpretations such as the "no-action" letter to Pacific Telesis Group (June 30, 1992).

Item 4. Submission of Matters to a Vote of Security Holders

     At the annual meeting of shareholders on April 29, 1998, the following proposals were voted upon:

     Concerning Election of Directors
                                       Votes           Votes
      Nominees for Director           Cast for        Withheld
      _____________________           ________        ________
      Michael J. Boskin            2,034,553,999     15,644,555
      D. Wayne Calloway            2,034,041,744     16,156,810
      Rene Dahan                   2,035,294,898     14,903,656
      Jess Hay                     2,030,934,810     19,263,744
      James R. Houghton            2,033,926,072     16,272,482
      William R. Howell            2,033,327,157     16,871,397
      Reatha Clark King            2,033,862,047     16,336,507
      Philip E. Lippincott         2,033,837,482     16,361,072
      Harry J. Longwell            2,035,025,458     15,173,096
      Marilyn Carlson Nelson       2,034,655,003     15,543,551
      Lee R. Raymond               2,033,289,546     16,909,008
      Walter V. Shipley            2,034,137,799     16,060,755
      Robert E. Wilhelm            2,035,072,830     15,125,724

     Concerning Ratification of Independent Accountants

      Votes Cast For:              2,031,872,210
      Votes Cast Against:              9,606,496
      Abstentions:                     8,719,848
      Broker Non-Votes:                      N/A

                               EXXON CORPORATION



     Concerning Additional Reporting of Political Contributions

      Votes Cast For:                  94,009,618
      Votes Cast Against:           1,587,419,713
      Abstentions:                     72,784,772
      Broker Non-Votes:               295,984,451

     Concerning Additional Report on Climate Change

      Votes Cast For:                  76,297,551
      Votes Cast Against:           1,622,746,847
      Abstentions:                     55,766,985
      Broker Non-Votes:               295,387,171


See also pages 2 through 7 and pages 17 through 22 of the registrant's definitive proxy statement dated March 18, 1998.

Item 5.  Other Information

     The deadline for notice to Exxon Corporation for proposals for which a shareholder will conduct his or her own proxy solicitation is February 1, 1999.


Item 6. Exhibits and Reports on Form 8-K

     a)  Exhibits

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



                                                EXXON CORPORATION



Date: August 14, 1998                   /s/   DONALD D. HUMPHREYS
                                _______________________________________________
                                Donald D. Humphreys, Vice President, Controller
                                        and Principal Accounting Officer