Form 10-Q
period 1998-09-30
EXXON CORP
filed 1998-11-12
CIK 34088

FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C. 20549


               ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended September 30, 1998

                                        OR

               (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from __________to __________

                              Commission File Number 1-2256



                                   EXXON CORPORATION
                  ______________________________________________________
                  (Exact name of registrant as specified in its charter)



                       NEW JERSEY                           13-5409005
              _____________________________             ___________________
            (State or other jurisdiction of              (I.R.S. Employer
             incorporation or organization)           Identification Number)



               5959 Las Colinas Boulevard, Irving, Texas    75039-2298
         __________________________________________________________________
               (Address of principal executive offices)     (Zip Code)


                                    (972) 444-1000
              ___________________________________________________________
                  (Registrant's telephone number, including area code)

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                Outstanding as of September 30, 1998
       _______________________________  ____________________________________
       Common stock, without par value              2,431,229,690

                                  EXXON CORPORATION

                                      FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998



                               TABLE OF CONTENTS

                                                                   Page
                                                                  Number
                                                                  ______

                   PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

  Condensed Consolidated Statement of Income                           3
   Three and nine months ended September 30, 1998 and 1997

  Condensed Consolidated Balance Sheet                                 4
   As of September 30, 1998 and December 31, 1997

  Condensed Consolidated Statement of Cash Flows                       5
   Nine months ended September 30, 1998 and 1997

  Notes to Condensed Consolidated Financial Statements             6 - 8

Item 2.  Management's Discussion and Analysis of Financial         9 -14
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                                  15


                    PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                            15

Item 6.  Exhibits and Reports on Form 8-K                             15

Signature                                                             16

Index to Exhibits                                                     17

                                  EXXON CORPORATION

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  EXXON CORPORATION
                     CONDENSED CONSOLIDATED STATEMENT OF INCOME
                               (millions of dollars)

                                          Three Months Ended Nine Months Ended
                                             September 30,      September 30,
                                          __________________  ________________
REVENUE                                      1998      1997     1998     1997
                                           _______   _______  _______  _______
Sales and other operating revenue,
  including excise taxes                   $28,254   $32,381  $87,044 $100,780
Earnings from equity interests and other
  revenue                                      525       368    1,589    1,400
                                            ______    ______   ______   ______
Total revenue                               28,779    32,749   88,633  102,180
                                            ______    ______   ______  _______
COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases             10,973    13,619   34,463   43,457
Operating expenses                           2,874     3,186    8,776    9,763
Selling, general and administrative expenses 2,112     2,088    6,306    6,276
Depreciation and depletion                   1,337     1,299    4,115    4,068
Exploration expenses, including dry holes      202       174      623      480
Interest expense                                42       107      174      289
Excise taxes                                 3,395     3,616   10,449   10,904
Other taxes and duties                       5,699     5,798   16,400   17,182
Income applicable to minority and
  preferred interests                           84        96      259      299
                                            ______    ______   ______   ______
Total costs and other deductions            26,718    29,983   81,565   92,718
                                            ______    ______   ______   ______

INCOME BEFORE INCOME TAXES                   2,061     2,766    7,068    9,462
Income taxes                                   661       946    2,158    3,502
                                            ______    ______   ______   ______
NET INCOME                                 $ 1,400   $ 1,820  $ 4,910  $ 5,960
                                            ======    ======   ======   ======

Net income per common share (dollars)      $  0.58   $  0.74  $  2.01  $  2.40
Net income per common share - assuming
  dilution (dollars)                       $  0.58   $  0.73  $  1.99  $  2.37
Average number common shares outstanding
 (millions)                                  2,435     2,470    2,443    2,477
Average number common shares outstanding -
  assuming dilution (millions)               2,465     2,506    2,473    2,510
Dividends per common share                 $ 0.410   $ 0.410  $ 1.230  $ 1.215

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

                                    EXXON CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                  (millions of dollars)

                                                        Sept. 30,     Dec. 31,
                                                            1998        1997
                                                          ______      ______
ASSETS
Current assets
   Cash and cash equivalents                             $ 2,101     $ 4,047
   Other marketable securities                               108          15
   Notes and accounts receivable - net                     9,293      10,702
   Inventories
     Crude oil, products and merchandise                   4,704       4,725
     Materials and supplies                                  758         762
   Prepaid taxes and expenses                              1,113         941
                                                          ______      ______
     Total current assets                                 18,077      21,192
Property, plant and equipment - net                       68,277      66,414
Investments and other assets                               8,873       8,458
                                                          ______      ______
     TOTAL ASSETS                                        $95,227     $96,064
                                                          ======      ======
LIABILITIES
Current liabilities
   Notes and loans payable                               $ 2,639     $ 2,902
   Accounts payable and accrued liabilities               14,269      14,683
   Income taxes payable                                    1,857       2,069
                                                          ______      ______
     Total current liabilities                            18,765      19,654
Long-term debt                                             6,912       7,050
Annuity reserves, deferred credits and
  other liabilities                                       25,791      25,700
                                                          ______      ______
     TOTAL LIABILITIES                                    51,468      52,404
                                                          ______      ______
SHAREHOLDERS' EQUITY
Preferred stock, without par value:
   Authorized:    200 million shares
   Outstanding:     2 million shares at Sept. 30, 1998       119
                    3 million shares at Dec. 31, 1997                    190
Guaranteed LESOP obligation                                 (125)       (225)
Common stock, without par value:
   Authorized:  3,000  million shares
   Issued:      2,984  million shares                      2,323       2,323
Earnings reinvested                                       54,113      52,214
Cumulative foreign exchange translation adjustment          (846)     (1,119)
Common stock held in treasury:
     553 million shares at Sept. 30, 1998                (11,825)
     527 million shares at Dec. 31, 1997                              (9,723)
                                                          ______      ______
     TOTAL SHAREHOLDERS' EQUITY                           43,759      43,660
                                                          ______      ______
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $95,227     $96,064
                                                          ======      ======

The number of shares of common stock issued and outstanding at September 30, 1998 and December 31, 1997 was 2,431,229,690 and
2,456,315,299, respectively.

                                  EXXON CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (millions of dollars)

                                                           Nine Months Ended
                                                             September 30,
                                                           _________________
                                                          1998       1997
                                                           _____       _____
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                            $ 4,910     $ 5,960
   Depreciation and depletion                              4,115       4,068
   Changes in operational working capital, excluding
      cash and debt                                          616         229
   All other items - net                                       3       1,758
                                                           _____       _____

     Net Cash Provided By Operating Activities             9,644      12,015
                                                           _____      ______
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment              (5,948)     (5,300)
   Sales of subsidiaries and property, plant and equipment   304         331
   Other investing activities - net                          (17)       (232)
                                                           _____       _____

     Net Cash Used In Investing Activities                (5,661)     (5,201)
                                                           _____       _____

NET CASH GENERATION BEFORE FINANCING ACTIVITIES            3,983       6,814
                                                           _____       _____

CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to long-term debt                               145         483
   Reductions in long-term debt                             (116)       (220)
   Additions/(reductions) in short-term debt - net          (415)       (294)
   Cash dividends to Exxon shareholders                   (3,014)     (3,024)
   Cash dividends to minority interests                     (219)       (258)
   Changes in minority interests and sales/
    (purchases) of affiliate stock                           (84)        (87)
   Acquisitions of Exxon shares - net                     (2,236)     (1,555)
                                                           _____       _____

     Net Cash Used In Financing Activities                (5,939)     (4,955)
                                                           _____       _____

Effects Of Exchange Rate Changes On Cash                      10         (29)
                                                           _____       _____

Increase/(Decrease) In Cash And Cash Equivalents          (1,946)      1,830
Cash And Cash Equivalents At Beginning Of Period           4,047       2,951
                                                           _____       _____
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 2,101     $ 4,781
                                                           =====       =====
SUPPLEMENTAL DISCLOSURES
   Income taxes paid                                     $ 1,738     $ 2,502
   Cash interest paid                                    $   618     $   576

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

   In June 1998, the Financial Accounting Standards Board released Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which must be adopted beginning no later than 2000, establishes accounting and reporting standards for derivative instruments. The statement requires that an entity recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. No decision has been made as to whether the corporation will adopt this standard before 2000. The effect on the corporation's operating results subsequent to adoption is not expected to be material. Liquidity and cash flow will not be affected.

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

4. Nonowner Changes in Shareholders' Equity

   Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," was implemented in January 1998. This statement establishes standards for reporting and display of total nonowner changes in shareholders' equity. For the corporation, total nonowner changes in shareholders' equity include net income and the change in the cumulative foreign exchange translation adjustment component of shareholders' equity. The total nonowner changes in shareholders' equity for the three months ended September 30, 1998 and 1997 were $1,978 million and $1,163 million, respectively. The total nonowner changes in shareholders' equity for the nine months ended September 30, 1998 and 1997 were $5,183 million and $4,234 million, respectively. This statement did not have any effect on the corporation's consolidated financial condition or operations.

                                   EXXON CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations

FUNCTIONAL EARNINGS SUMMARY
                                             Third Quarter   First Nine Months
                                           _________________ _________________
                                            1998       1997   1998       1997
                                           ______     ______ ______    ______
                                                   (millions of dollars)
Petroleum and natural gas
   Exploration and production
     United States                         $  211     $  326  $  625   $1,215
     Non-U.S.                                 274        569   1,454    2,079
   Refining and marketing
     United States                            142        182     468      401
     Non-U.S.                                 439        345    1,347   1,024
                                            _____      _____   _____    _____
Total petroleum and natural gas             1,066      1,422   3,894    4,719
Chemicals
     United States                            181        214     579      652
     Non-U.S.                                 120        135     391      400
Other operations                              102        111     294      366
Corporate and financing                       (69)       (62)   (248)    (177)
                                            _____      _____   _____    _____
NET INCOME                                 $1,400     $1,820  $4,910   $5,960
                                            =====      =====   =====    =====

THIRD QUARTER 1998 COMPARED WITH THIRD QUARTER 1997

Exxon Corporation estimated third quarter 1998 net income of $1,400 million, down 23 percent from the record $1,820 million in third quarter 1997. On a per share basis, net income declined 22 percent to $0.58 in the third quarter of 1998, reflecting the ongoing share repurchase program.

Exxon's net income of $1.4 billion was down $420 million or 23 percent, reflecting weaker crude oil prices which on average were about $6 per barrel or 33 percent lower than last year. Earnings were also adversely affected by lower natural gas prices and lower industry refining margins in the U.S. and Asia-Pacific.

Crude oil prices continued to be weak and on average were at their lowest level since the third quarter of 1986. Exxon's U.S. and European natural gas realizations also declined to the lowest quarterly level in nearly three years. Natural gas production was up slightly from the third quarter of 1997, while liquids volumes were essentially flat. In the downstream, earnings were up 10 percent, reflecting improved marketing margins in the U.S. and Europe and higher lubes earnings. Total petroleum product sales volumes were just below the record levels of last year's third quarter as continued growth in most markets offset weakness in Asia-Pacific. Chemical earnings were down 14 percent from last year as a result of lower margins. Worldwide commodity prices continued to decline due to excess industry capacity and the slowdown in Asian economies. Earnings from other operations were essentially flat as lower coal and copper prices were offset by record quarterly production volumes in both businesses.

During the quarter, Exxon continued its active investment program, spending $2.6 billion on capital and exploration projects.

                                  EXXON CORPORATION


OTHER COMMENTS ON THIRD QUARTER COMPARISON

Exploration and production earnings were adversely affected by substantially lower crude oil prices which have fallen significantly since early in the fourth quarter of 1997. Third quarter crude prices averaged about $6 per barrel less than the third quarter of last year. Natural gas prices were also below third quarter 1997 levels in the U.S. and Europe.

Liquids production of 1,553 kbd (thousand barrels per day) was flat versus last year as production increases from new developments in the U.K. and Azerbaijan and higher Canadian and Asia-Pacific output were offset by natural field declines in mature areas. Natural gas production of 5,219 mcfd (million cubic feet per day) was 1 percent higher due to stronger European volumes.

Earnings from U.S. exploration and production were $211 million compared with $326 million last year. Outside the U.S., earnings from exploration and production were $274 million, versus $569 million in the third quarter 1997.

Petroleum product sales of 5,413 kbd were just below last year's record third quarter with higher volumes in Europe offsetting lower volumes in Asia-Pacific. Downstream earnings benefited from higher marketing margins in the U.S., Europe, and Latin America, improved lubes earnings and positive foreign exchange effects. Industry refining profitability was mixed with better European and Latin American margins offset by weakness in Asia-Pacific and the U.S.

In the U.S., refining and marketing earnings were $142 million, down $40 million from the prior year. Refining and marketing operations outside the U.S. earned $439 million, an increase of $94 million from 1997.

Chemical earnings were $301 million compared with $349 million in the same period last year. Margins were lower as chemical commodity prices declined further. Prime product sales volumes remained strong in most areas except Asia-Pacific.

Earnings from other operations, including coal, minerals and power, totaled $102 million, compared to $111 million in the third quarter of 1997. Lower copper and coal prices were offset by record production volumes. Corporate and financing expenses of $69 million compared with $62 million in the third quarter of last year.

During the third quarter of 1998, Exxon purchased 8.9 million shares of its common stock for the treasury at a cost of $621 million, representing a continuation of purchases to offset shares issued in conjunction with the Company's benefit plans and programs, as well as the increased share repurchases announced in the first quarter of 1997. Shares outstanding were reduced from 2,438.4 million at the end of the second quarter of 1998 to 2,431.2 million at the end of the third quarter. Purchases are made in the open market and through negotiated transactions and may be discontinued at any time.

                                   EXXON CORPORATION


FIRST NINE MONTHS 1998 COMPARED WITH FIRST NINE MONTHS 1997


Net income was $4,910 million for the first nine months of 1998, a decrease of 18 percent from the $5,960 million earned in 1997. On a per share basis, net income was $2.01 for the first nine months of 1998 compared to $2.40 last year.

Exploration and production earnings declined primarily due to lower crude oil prices which decreased by about $6 per barrel versus the same period in 1997. Earnings were also negatively impacted by lower U.S. and international natural gas prices. Liquids production of 1,595 kbd was up compared to 1,589 kbd last year. Worldwide natural gas production of 5,990 mcfd was down 114 mcfd from the first nine months of 1997, reflecting warmer weather in Europe.

Earnings from U.S. exploration and production operations for the first nine months were $625 million, down from $1,215 million in 1997. Outside the U.S., exploration and production earnings of $1,454 million declined $625 million from last year.

Petroleum product sales of 5,412 kbd increased 22 kbd over last year, with higher sales in all major markets except Asia-Pacific. Earnings from U.S. refining and marketing operations were $468 million, up $67 million from 1997, reflecting improved marketing and lubes margins. Outside the U.S., 1998 refining and marketing earnings for the first nine months increased $323 million to $1,347 million with stronger marketing and refining margins in Europe and Latin America more than offsetting weakness in Asia-Pacific. Earnings also benefited from net positive foreign exchange effects.

Chemical earnings totaled $970 million in the first nine months of 1998 compared with $1,052 million last year. Margins were weaker versus last year, primarily as a result of lower industry commodity prices. Despite the weaker Asian markets, prime product sales volumes of 13,024 kt (thousand metric tons) were up 1 percent from last year's record levels.

Earnings from other operations totaled $294 million, a decrease of $72 million from the first nine months of 1997, reflecting significantly lower copper prices, as well as lower international coal prices. 1998 year-to-date coal and copper production volumes were both at record levels. Corporate and financing expenses increased $71 million to $248 million, reflecting higher tax-related charges. However, the company's operating segments continued to benefit from the impact of lower effective tax rates and the favorable resolution of tax related issues.

                                  EXXON CORPORATION


Net cash generation before financing activities was $3,983 million in the first nine months of 1998 versus $6,814 million in the same period last year. Operating activities provided net cash of $9,644 million, a decrease of $2,371 million from the prior year, influenced by lower net income and the absence of an insurance related settlement received during the prior year. Investing activities used net cash of $5,661 million or $460 million more than a year ago, reflecting a higher level of capital investment.

Net cash used in financing activities was $5,939 million in the first nine months of 1998 versus $4,955 million for the year-ago period. The increase of $984 million reflects higher purchases of shares of Exxon common stock and debt reductions. During the first nine months of 1998, a total of 37.5 million shares of Exxon common stock were acquired for the treasury at a cost of $2,537 million. Purchases are made in the open market and through negotiated transactions. These purchases reflect both the increased repurchases announced in the first quarter of 1997, as well as purchases to offset shares issued in conjunction with the Company's benefit plans and programs. Purchases may be discontinued at any time.

Capital and exploration expenditures in this year's first nine months were $7,079 million versus $6,279 million a year ago. Capital and exploration expenditures in 1998, excluding foreign exchange rate fluctuations, are anticipated to increase about 10 percent over 1997, as attractive investment opportunities continue to be developed in each of the major business segments.

Total debt of $9.6 billion at September 30, 1998 decreased $0.4 billion from year-end 1997. The corporation's debt to capital ratio was 17.2 percent at the end of the first nine months of 1998, down from 17.8 percent at year-end 1997.

Over the twelve months ended September 30, 1998, return on average shareholders' equity was 17.0 percent. Return on average capital employed, which includes debt, was 14.5 percent over the same time period.

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

The corporation initiated assessments in prior years to identify the work efforts required to assure that systems supporting the business successfully operate beyond the turn of the century. The scope of this work effort encompasses business information systems, infrastructure, and technical and field systems, including systems utilizing embedded technology, such as microcontrollers.

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

Notwithstanding the substantive work efforts described above, the corporation could potentially experience disruptions to some operations or supplies as a result of Year 2000 issues, particularly in the first few weeks of the year 2000. Such disruptions could include impacts from potentially non-compliant systems utilized by suppliers, customers or government entities. The potential impact of such disruptions cannot be reasonably estimated. Work is underway to develop business contingency plans in order to attempt to mitigate the extent of potential disruption to business operations. This work is targeted to be essentially complete by mid-1999.

Through September 30, 1998, about $130 million of costs had been incurred in the corporation's efforts to achieve Year 2000 compliant systems. The ultimate total cost to the corporation of achieving Year 2000 compliant systems is currently estimated to be $250 to $275 million, primarily over the 1997-1999 timeframe, and is not expected to be a material incremental cost impacting Exxon's operations, financial condition or liquidity.

ECONOMIC AND MONETARY UNION IN EUROPE

The European Union is moving toward economic and monetary union in Europe with an ultimate goal of introducing a single currency called the "euro." Eleven of the fifteen member countries of the European Union will begin conversion of their currencies to the "euro" on January 1, 1999. Based on work to date, this conversion is not expected to have a material effect on the corporation's operations, financial condition or liquidity.

FORWARD-LOOKING STATEMENTS

Statements in this report regarding future events or conditions are forward-looking statements. Actual results, including capital expenditures and the impact of the Year 2000 Issue, could differ materially due to, among other things, factors discussed in this report and in Item 1 of the corporation's most recent annual report on Form 10-K.

                                   EXXON CORPORATION







                                    SPECIAL ITEMS
                                    _____________


                                               Third Quarter  First Nine Months
                                               _____________  _________________
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
                                              ====      ====   ====      ====

                                  EXXON CORPORATION


Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Information about market risks for the nine months ended
        September 30, 1998 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 1997.


                            PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

        The United States, at the request of the United States Environmental Protection Agency ("EPA"), filed suit against the registrant in the United States District Court, Southern District of the State of Texas, on February 11, 1998. The EPA alleged violations of the Clean Air Act at the registrant's Baytown refinery, primarily relating to the registrant's failure to test and comply with notification requirements with respect to flares at the refinery. The EPA is seeking civil penalties and injunctive relief requiring the registrant to conduct performance testing. Exxon has agreed to pay a civil penalty of $250,000 to settle this matter. Although the settlement is not yet final, the amount of the penalty is not expected to change.

Item 6. Exhibits and Reports on Form 8-K

  a)    Exhibits

        Exhibit 10(iii)(a) - Registrant's 1993 Incentive Program, as amended
                             September 30, 1998.

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




                                                    EXXON CORPORATION



Date: November 12, 1998                       /s/DONALD D. HUMPHREYS
                                _______________________________________________
                                Donald D. Humphreys, Vice President, Controller
                                         and Principal Accounting Officer

                                    EXXON CORPORATION

                                        FORM 10-Q

                          FOR THE QUARTER ENDED SEPTEMBER 30, 1998



                                     INDEX TO EXHIBITS



10(iii)(a).  Registrant's 1993 Incentive Program, as amended
             September 30, 1998.

27. Financial Data Schedule (included only in the electronic filing of this document).