Form 10-K
period 1998-12-31
EXXON CORP
filed 1999-03-30
CIK 34088

                                     1998
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                      OR
    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from         to
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
          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
                 Title of Each Class                     on Which Registered
                 -------------------                   -----------------------
Common Stock, without par value (2,427,925,038 shares
 outstanding at February 26, 1999)                     New York Stock Exchange
Registered securities guaranteed by Registrant:
 SeaRiver Maritime Financial Holdings, Inc.
  Twenty-Five Year Debt Securities due October 1, 2011 New York Stock Exchange
 Exxon Capital Corporation
  Twelve Year 6% Notes due July 1, 2005                New York Stock Exchange

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---

  The aggregate market value of the voting stock held by non-affiliates of the registrant on February 26, 1999, based on the closing price on that date of $66 9/16 on the New York Stock Exchange composite tape, was in excess of $161 billion.

  Documents Incorporated by Reference:
         1998 Annual Report to Shareholders (Parts I, II and IV)
         Proxy Statement for the 1999 Annual Meeting of Shareholders (Part III)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               EXXON CORPORATION
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                          Page
                                                                         Number
                                                                         ------
                                     PART I
 Item 1.  Business.....................................................    1-2
 Item 2.  Properties...................................................    2-9
 Item 3.  Legal Proceedings............................................      9
 Item 4.  Submission of Matters to a Vote of Security Holders..........      9
 Executive Officers of the Registrant [pursuant to Instruction 3 to Reg-
  ulation S-K, Item 401(b)].............................................     9

                                    PART II

 Item 5.  Market for Registrant's Common Stock and Related Shareholder
          Matters......................................................     10
 Item 6.  Selected Financial Data......................................     10
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................     10
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk...     10
 Item 8.  Financial Statements and Supplementary Data..................     10
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure.....................................     10

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant...........     10
 Item 11. Executive Compensation.......................................     10
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management...................................................     11
 Item 13. Certain Relationships and Related Transactions...............     11

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form
          8-K..........................................................     11
 Signatures............................................................. 12-13
 Index to Financial Statements..........................................    14
 Consent of Independent Accountants.....................................    14
 Index to Exhibits......................................................    15

                                    PART I
Item 1. Business.

  Exxon Corporation was incorporated in the State of New Jersey in 1882. Divisions and affiliated companies of Exxon operate or market products in the United States and over 100 other countries. Their principal business is energy, involving exploration for, and production of, crude oil and natural gas, manufacturing of petroleum products and transportation and sale of crude oil, natural gas and petroleum products. Exxon Chemical Company, a division of Exxon, is a major manufacturer and marketer of basic petrochemicals, including olefins and aromatics, and a leading supplier of specialty rubbers and of additives for fuels and lubricants. Other products manufactured include polyethylene and polypropylene plastics, plasticizers, specialty resins, specialty and commodity solvents and performance chemicals for oil field operations. Exxon is engaged in exploration for, and mining and sale of, coal, copper and other minerals. Exxon also has interests in electric power generation facilities. Affiliates of Exxon conduct extensive research programs in support of these businesses.

  Exxon Corporation has five divisions and hundreds of affiliates, many with names that include Exxon or Esso. For convenience and simplicity, in this report the terms Exxon and Esso, as well as the terms corporation, company, our, we and its, are sometimes used as abbreviated references to specific affiliates or groups of affiliates. The precise meaning depends on the context in question.

  On December 1, 1998, Exxon Corporation and Mobil Corporation signed an agreement to merge the two companies subject to shareholder approval, regulatory reviews and other conditions. Under the terms of the agreement, each common share of Mobil will be converted into 1.32015 common shares of Exxon. As a result of the merger, Exxon shareholders will own about 70 percent of the combined company and Mobil shareholders will own about 30 percent. Upon completion of the merger, the company's name will be Exxon Mobil Corporation. It is intended that the merger will qualify as a tax-free reorganization in the U.S., and that it will be accounted for on a "pooling of interests" basis. In addition, the merger agreement provides for payment of termination fees of $1.5 billion under certain circumstances. Exxon and Mobil also have entered into an option agreement that grants Exxon the option under specified circumstances to purchase up to approximately 14.9 percent of the authorized but unissued common stock of Mobil.

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

  The operations and earnings of the corporation and its affiliates throughout the world are also affected by local, regional and global events or conditions that affect supply and demand for oil, natural gas and other Exxon products. These events or conditions are generally not predictable and include, among other things, the development of new supply sources; supply disruptions; weather; international political events; technological advances; changes in demographics and consumer preferences; and the competitiveness of alternative energy sources or product substitutes. See also page F6 and F7 of the accompanying financial section of the 1998 Annual Report to shareholders for discussion of the impact of market risks, inflation and other uncertainties.

  In 1998, the corporation spent $1,321 million (of which $432 million were capital expenditures) on environmental conservation projects and expenses worldwide, mostly dealing with air and water conservation. Total expenditures for such activities are expected to be about $1.5 billion in both 1999 and 2000 (with capital expenditures representing about 40 percent of the total).

  Operating data and industry segment information for the corporation are contained on pages F3, F24, F25 and F31, information on oil and gas reserves is contained on pages F28 and F29 and information on company-sponsored research and development activities is contained on page F16 of the accompanying financial section of the 1998 Annual Report to shareholders.*

  Projections, estimates and descriptions of Exxon's plans and objectives included or incorporated in Items 1, 2 and 7 of this report are forward-looking statements. Actual future project dates, production rates, capital expenditures, costs and business plans could differ materially due to, among other things, the outcome of commercial negotiations; changes in operating conditions and costs; technical difficulties; and other factors discussed above and elsewhere in this report.

Item 2. Properties.

  Part of the information in response to this item and to the Securities Exchange Act Industry Guide 2 is contained in the accompanying financial section of the 1998 Annual Report to shareholders in Note 10, which note appears on page F18, and on pages F3, and F26 through F31.

  Information with regard to oil and gas producing activities follows:

1. Net Reserves of Crude Oil and Natural Gas Liquids (millions of barrels) and Natural Gas (billions of cubic feet) at Year-End 1998

  Estimated proved reserves are shown on pages F28 and F29 of the accompanying financial section of the 1998 Annual Report to shareholders. No major discovery or other favorable or adverse event has occurred since December 31, 1998 that would cause a significant change in the estimated proved reserves as of that date. For information on the standardized measure of discounted future net cash flows relating to proved oil and gas reserves, see page F30 of the accompanying financial section of the 1998 Annual Report to shareholders.

2. Estimates of Total Net Proved Oil and Gas Reserves Filed with Other Federal Agencies

  During 1998, the company filed proved reserves estimates with the U.S. Department of Energy on Forms EIA-23 and EIA-28. The information is consistent with the 1997 Annual Report to shareholders with the exception of EIA-23 which covered total oil and gas reserves from Exxon-operated properties in the U.S. and does not include gas plant liquids. The difference between the oil reserves reported on EIA-23 and those reported in the 1997 Annual Report exceeds five percent. The difference in gas reserves does not exceed five percent.

3. Average Sales Prices and Production Costs per Unit of Production

  Incorporated by reference to page F26 of the accompanying financial section of the 1998 Annual Report to shareholders. Average sales prices have been calculated by using sales quantities from our own production as the divisor. Average production costs have been computed by using net production quantities for the divisor. The volumes of crude oil and natural gas liquids (NGL) production used for this computation are shown in the reserves table on page F28 of the accompanying financial section of the 1998 Annual Report to shareholders. The net production volumes of natural gas available for sale by the producing function used in this calculation are shown on page F31 of the accompanying financial section of the 1998 Annual Report to shareholders. The volumes of natural gas were converted to oil-equivalent barrels based on a conversion factor of six thousand cubic feet per barrel.
--------
  *Only the data appearing on pages F1 and F3 through F31 of the accompanying financial section of the 1998 Annual Report to shareholders, incorporated in this report as Exhibit 13, are deemed to be filed as part of this Annual Report on Form 10-K as indicated under Items 1, 2, 3, 5, 6, 7, 7A, 8 and 14 and on page 14.

4. Gross and Net Productive Wells

                                                             Year-End 1998
                                                       -------------------------
                                                            Oil          Gas
                                                       ------------- -----------
                                                       Gross   Net   Gross  Net
                                                       ------ ------ ----- -----
   United States...................................... 15,978  5,490 4,116 1,742
   Canada.............................................  5,915  3,946 4,014 1,880
   Europe.............................................  1,485    438 1,088   366
   Asia-Pacific.......................................    890    462   530   149
   Other..............................................    751     86    13     5
                                                       ------ ------ ----- -----
    Total............................................. 25,019 10,422 9,761 4,142
                                                       ====== ====== ===== =====

5. Gross and Net Developed Acreage

                                                               Year-End 1998
                                                            --------------------
                                                              Gross       Net
                                                            ---------  ---------
                                                            (Thousands of acres)
   United States...........................................      5,037     3,505
   Canada..................................................      3,066     1,222
   Europe..................................................     10,518     3,327
   Asia-Pacific............................................      2,949     1,130
   Other...................................................      7,452     1,105
                                                            ---------- ---------
    Total..................................................     29,022    10,289
                                                            ========== =========

  Note: Separate acreage data for oil and gas are not maintained because, in many instances, both are produced from the same acreage.

6. Gross and Net Undeveloped Acreage
                                                               Year-End 1998
                                                            --------------------
                                                              Gross       Net
                                                            ---------  ---------
                                                            (Thousands of acres)
   United States...........................................      6,739     4,839
   Canada..................................................      3,821     2,174
   Europe..................................................     13,117     5,522
   Asia-Pacific............................................     57,841    30,277
   Other...................................................     57,563    24,685
                                                            ---------- ---------
    Total..................................................    139,081    67,497
                                                            ========== =========

7. Summary of Acreage Terms in Key Areas

  United States

  Oil and gas exploration leases are acquired for varying periods of time, ranging from one to ten years. Producing leases normally remain in effect until production ceases.

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

  United Kingdom

  Licenses issued prior to 1977 were for an initial period of six years with an option to extend the license for a further 40 years on no more than half of the license area. Licenses issued between 1977 and 1979 were for an initial period of four years, after which one-third of the acreage was required to be relinquished, followed by a second period of three years, after which an additional one-third of the acreage was required to be relinquished, with an option to extend for a total license period of 24 to 36 years on no more than half the license area. The more recent licenses were typically for an initial period of six to nine years, with a second term of 12 to 15 years which may be extended a further 18 to 24 years. In the most recent eighteenth license round, the initial period was six years, with a second term of 12 years which may be extended a further 18 years.

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

  Offshore: Acreage terms are fixed by the federal government. Exploration permits are granted for six years with possible renewals of five-year periods to a total of 26 years. A 50 percent relinquishment of remaining area is mandatory at the end of each renewal period. Existing production licenses include initial license periods of 21 years and a first renewal of an additional 21 years. From September 1, 1998, new licenses and renewals of existing licenses will be granted for the life of the field plus five years. For licenses issued before September 1, 1998, first renewals shall be granted; second renewals may be granted subject to compliance with conditions of the license and regulations.

  Malaysia

  Exploration and production activities are governed by production sharing contracts negotiated with the national oil company. The more recent contracts have an overall term of 24 to 37 years with possible extensions to the exploration or development periods. The exploration period is five to seven years with the possibility of extensions, after which time areas with no commercial discoveries must be relinquished. The development period is four to five years from commercial discovery, with the possibility of extensions under special circumstances. Areas from which commercial production has not started by the end of the development period must be relinquished. If no extension is granted, the total production period is 15 to 25 years from first commercial lifting, not to exceed the overall term of the contract.

  Thailand

  The Exxon concessions and the Petroleum Act of 1972 allow production for 30 years (through 2021) with a possible ten-year extension at terms generally prevalent at the time.

  Angola

  Exploration and production activities are governed by production sharing agreements negotiated with the national oil company. The exploration period generally consists of four years and an optional phase of two years, with no relinquishment requirement after the first phase. The production period, which includes development, is for 25 years.

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

8. Number of Net Productive and Dry Wells Drilled

                                                                 1998  1997 1996
                                                                 ----  ---- ----
A. Net Productive Exploratory Wells Drilled
  United States.................................................    7    9    7
  Canada........................................................    3   11    8
  Europe........................................................    7    9    7
  Asia-Pacific..................................................    4   10    7
  Other.........................................................    3    2    2
                                                                  ---  ---  ---
   Total........................................................   24   41   31
                                                                  ---  ---  ---
B. Net Dry Exploratory Wells Drilled
  United States.................................................    7    4    5
  Canada........................................................    2    4    4
  Europe........................................................    8    8    9
  Asia-Pacific..................................................    4    3    8
  Other.........................................................    5    3    2
                                                                  ---  ---  ---
   Total........................................................   26   22   28
                                                                  ---  ---  ---
C. Net Productive Development Wells Drilled
  United States.................................................  175  228  190
  Canada........................................................  100  424  356
  Europe........................................................   40   33   36
  Asia-Pacific..................................................   55   54   31
  Other.........................................................    4    7   11
                                                                  ---  ---  ---
   Total........................................................  374  746  624
                                                                  ---  ---  ---
D. Net Dry Development Wells Drilled
  United States.................................................   20   15   13
  Canada........................................................   --    2    2
  Europe........................................................    2   --    2
  Asia-Pacific..................................................    1   --    1
  Other.........................................................   --    1    1
                                                                  ---  ---  ---
   Total........................................................   23   18   19
                                                                  ---  ---  ---
  Total number of net wells drilled.............................  447  827  702
                                                                  ===  ===  ===

9. Present Activities

A. Wells Drilling -- Year-End 1998

                                                                 Gross Net
                                                                 ----- ---
  United States.................................................  108   46
  Canada........................................................    3    1
  Europe........................................................   36   11
  Asia-Pacific..................................................   16    7
  Other.........................................................   10    3
                                                                  ---  ---
   Total........................................................  173   68
                                                                  ===  ===

B. Review of Principal Ongoing Activities in Key Areas

UNITED STATES

  During 1998, exploration activities were conducted by Exxon Exploration Company, selected development activities by Exxon Upstream Development Company and producing and other development activities by Exxon Company, U.S.A. Some of the more significant ongoing activities are:

  . Exploration and delineation of additional hydrocarbon resources continued. At year-end 1998, Exxon's inventory of undeveloped acreage totaled 4.8 million net acres. Exxon was active in areas onshore and offshore in the lower 48 states and in Alaska. A total of 13.5 net exploration and delineation wells were completed during 1998.

  . During 1998, 141.3 net development wells were completed within and around mature fields in the inland lower 48 states.

  . Exxon's net acreage in the Gulf of Mexico at year-end 1998 was 2.2 million acres. A total of 27.2 net exploratory and development wells were completed during the year.

  . Development continued on two Gulf of Mexico projects in 1998. The Genesis project started up in early 1999 utilizing a deep-draft caisson vessel (DDCV) to develop reserves in 2,600 feet of water. The Ursa project, scheduled for start-up in 1999, will utilize a tension leg platform development concept in 3,900 feet of water.

  . The Hoover and Diana fields in the Gulf of Mexico are being jointly developed using a DDCV positioned in 4,800 feet of water over the Hoover field. The Diana field will be produced via subsea development wells tied back to the DDCV. Start-up is expected in 2000.

  . Participation in Alaska production and development continued and a total of 27.3 net development wells were drilled in 1998.

CANADA

  During 1998, exploration and production activities in Canada were conducted by the Resources Division of Imperial Oil Limited, which is 69.6 percent owned by Exxon Corporation. Some of the more significant ongoing activities are:

  . Gross commercial bitumen production from Cold Lake averaged 137 thousand barrels per day during 1998.

  . Facilities construction and drilling began in 1998 on the Sable Offshore Energy Project. Production is expected to begin by 2000.

OUTSIDE NORTH AMERICA

  During 1998, exploration activities were conducted by Exxon Exploration Company, selected development activities by Exxon Upstream Development Company and producing and other development activities by Exxon Company, International. Some of the more significant ongoing activities include:

  France

  Exxon's net acreage at year-end 1998 was 1.0 million net acres (0.7 million offshore, 0.3 million onshore), with 2.5 net exploration and development wells completed during the year. During 1998, production started up from the Tamaris field and development activity is progressing in the Courbey field.

  Germany

  A total of 2.5 million acres were held by Exxon at year-end, with 4.6 net exploration and development wells drilled and completed during the year.

  Netherlands

  Exxon's interest in licenses totaled 2.9 million net acres at year-end 1998. During 1998, 11.5 net exploration and development wells were drilled. During 1998, the new offshore gas fields K7-FC/FD, L9 and Q16-FA started up. Construction is in progress on the new offshore gas field, D15-FA/FB, and new onshore gas fields, Moddergat, Nes and Gaag.

  Norway

  Exxon's net interest in licenses at year-end 1998 totaled 0.5 million net acres, all offshore. Exxon participated in 14.7 net exploration and production wells in 1998. Projects for development of the Balder, Jotun and Snorre North fields are in progress.

  United Kingdom

  During the year, Exxon acquired interests in 36 new blocks. Net acreage was
1.9 million acres at year-end, all offshore. A total of 24.6 net exploration and development wells were completed during the year. There were successful start-ups of the Mallard, ETAP and Galleon PG projects. Low pressure operations were being implemented at Brent, and several major projects were underway, including Shearwater, Ketch, Corvette and Triton.

  Australia

  Exxon's year-end acreage holdings totaled 5.7 million net acres onshore and
0.6 million net acres offshore, with exploration and production activities underway in both areas. During 1998, a total of 28.3 net exploration and development wells were completed.

  Malaysia

  Exxon has interests in production sharing contracts covering 7.6 million net acres offshore Malaysia. During the year, a total of 34.0 net exploration and development wells were completed. Development drilling was completed at Lawit A and Raya A and continued on the Seligi F platform. The Tapis E platform was installed in 1998. An agreement with PETRONAS, the state-owned oil company, was signed in 1998 for a major new natural gas production sharing contract. This contract covers the commercialization of gas previously discovered by Exxon.

  Thailand

  Exxon's net acreage in the Khorat concession totaled 15 thousand net acres at year-end.

  Angola

  Exxon has interests in production sharing agreements covering 2.1 million net acres, all offshore. During 1998, a total of 2.8 net exploration and development wells were completed. Development is in progress on the Girassol field in Block 17.

  Azerbaijan

  At year-end, Exxon's net acreage totaled 43 thousand acres. During 1998, 0.4 net exploration and development wells were drilled. Construction on the Western Route pipeline is in progress.

  Republic of Yemen

  Exxon's net acreage in the Republic of Yemen production sharing areas totaled 0.9 million acres onshore at year-end. During the year, 4.4 net exploration and development wells were drilled and completed.

WORLDWIDE EXPLORATION

  Exploration activities were underway in several areas in which Exxon has no established production operations. A total of 40.0 million net acres were held at year-end, and 6.5 net exploration wells were completed during the year.

Item 3. Legal Proceedings.

  Refer to the relevant portions of Note 18 on page F23 of the accompanying financial section of the 1998 Annual Report to shareholders for information on legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                               ----------------

Executive Officers of the Registrant [pursuant to Instruction 3 to Regulation S-K, Item 401(b)].

                        Age as of
                        March 31,
   Name                   1999              Title (Held Office Since)
   ----                 --------- ---------------------------------------------
   L. R. Raymond.......     60    Chairman of the Board (1993)
   R. Dahan............     57    Senior Vice President (1995)
   H. J. Longwell......     57    Senior Vice President (1995)
   R. E. Wilhelm.......     58    Senior Vice President (1990)
   A. L. Condray.......     56    Vice President (1995)
   D. D. Humphreys.....     51    Vice President and Controller (1997)
   C. W. Matthews......     54    Vice President and General Counsel (1995)
   S. R. McGill........     56    Vice President (1998)
   J. T. McMillan......     62    Vice President (1997)
   F. A. Risch.........     56    Vice President and Treasurer (1999)
   D. S. Sanders.......     59    Vice President (1999)
   P. E. Sullivan......     55    Vice President and General Tax Counsel (1995)
   J. L. Thompson......     59    Vice President (1991)
   T. P. Townsend......     62    Vice President -- Investor Relations (1990)
                                   and Secretary (1995)

  For at least the past five years, Messrs. Raymond, Wilhelm, Risch and Townsend have been employed as executives of the registrant. Mr. Raymond also holds the title of president.

  The following executive officers of the registrant have also served as executives of the subsidiaries, affiliates or divisions of the registrant shown opposite their names during the five years preceding December 31, 1998.

   Esso Benelux B.V. ..................... McGill
   Esso Holding Company Holland Inc. ..... McGill
   Esso Malaysia Berhad................... Humphreys
   Esso Production Malaysia Inc. ......... Humphreys
   Exxon Chemical Company................. Sanders
   Exxon Coal and Minerals Company........ McMillan
   Exxon Company, International........... Dahan and McGill
   Exxon Company, U.S.A................... Condray, Longwell, Matthews, McMillan
                                            and Sullivan
   Exxon Exploration Company.............. Thompson

  Officers are generally elected by the Board of Directors at its meeting on the day of each annual election of directors, each such officer to serve until his or her successor has been elected and qualified.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters.

  Incorporated by reference to the quarterly information which appears on page F4 of the accompanying financial section of the 1998 Annual Report to shareholders.

  In accordance with the registrant's 1997 Nonemployee Director Restricted Stock Plan, each incumbent nonemployee director (9 persons) was granted 600 shares of restricted stock on January 1, 1999. These grants are exempt from registration under bonus stock interpretations such as the "no-action" letter to Pacific Telesis Group (June 30, 1992).

Item 6. Selected Financial Data.

  Incorporated by reference to page F3 of the accompanying financial section of the 1998 Annual Report to shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Incorporated by reference to pages F5 through F9 of the accompanying financial section of the 1998 Annual Report to shareholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  Incorporated by reference to the first through sixth paragraphs of the section entitled "Market Risks, Inflation, and Other Uncertainties" beginning on page F6 and to the tenth paragraph of the section entitled "Liquidity and Capital Resources" on page F8 of the accompanying financial section of the 1998 Annual Report to shareholders. All statements other than historical information incorporated in this Item 7A are forward looking statements. The actual impact of future market changes could differ materially due to, among other things, factors discussed in this report.

Item 8. Financial Statements and Supplementary Data.

  Reference is made to the Index to Financial Statements on page 14 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  Incorporated by reference to the sections entitled "Board of Directors
Proposal: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Chapter Four of the registrant's definitive proxy statement for the 1999 annual meeting of shareholders (the "1999 Proxy Statement").

Item 11. Executive Compensation.

  Incorporated by reference to the section entitled "Director Compensation" and the section entitled "Executive Compensation Tables" in Chapter Four of the registrant's 1999 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  Incorporated by reference to the section entitled "Director and Executive Officer Stock Ownership" in Chapter Four of the registrant's 1999 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

  None.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)(1) and (a) (2) Financial Statements:
    See Index to Financial Statements on page 14 of this Annual Report on Form 10-K.

  (a)(3) Exhibits:
    See Index to Exhibits on page 15 of this Annual Report on Form 10-K.

  (b)Reports on Form 8-K.
    The registrant filed a Form 8-K dated December 1, 1998 concerning the announcement by Exxon Corporation and Mobil Corporation of the signing of an agreement to merge the two companies. Refer to the section entitled "Exxon and Mobil Merger Agreement" on page F6 of the accompanying financial section of the 1998 Annual Report to shareholders for further information regarding this announcement.

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

                                          EXXON CORPORATION

                                          By:       /s/ LEE R. RAYMOND
                                             ----------------------------------
                                                      (Lee R. Raymond,
                                                   Chairman of the Board)

Dated March 30, 1999

                               ----------------

                               POWER OF ATTORNEY

  Each person whose signature appears below constitutes and appoints Millie P. Bradley, Richard E. Gutman and Brian A. Maher, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                               ----------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        /s/ LEE R. RAYMOND               Chairman of the Board      March 30, 1999
______________________________________    (Principal Executive
           (Lee R. Raymond)                     Officer)

      /s/ MICHAEL J. BOSKIN                     Director            March 30, 1999
______________________________________
         (Michael J. Boskin)

          /s/ RENE DAHAN                        Director            March 30, 1999
______________________________________
             (Rene Dahan)


       /s/ WILLIAM T. ESREY                     Director            March 30, 1999
______________________________________
          (William T. Esrey)

           /s/ JESS HAY                         Director            March 30, 1999
______________________________________
              (Jess Hay)

      /s/ JAMES R. HOUGHTON                     Director            March 30, 1999
______________________________________
         (James R. Houghton)

      /s/ WILLIAM R. HOWELL                     Director            March 30, 1999
______________________________________
         (William R. Howell)

      /s/ REATHA CLARK KING                     Director            March 30, 1999
______________________________________
         (Reatha Clark King)

     /s/ PHILIP E. LIPPINCOTT                   Director            March 30, 1999
______________________________________
        (Philip E. Lippincott)

      /s/ HARRY J. LONGWELL                     Director            March 30, 1999
______________________________________
         (Harry J. Longwell)

    /s/ MARILYN CARLSON NELSON                  Director            March 30, 1999
______________________________________
       (Marilyn Carlson Nelson)

      /s/ WALTER V. SHIPLEY                     Director            March 30, 1999
______________________________________
         (Walter V. Shipley)

      /s/ ROBERT E. WILHELM                     Director            March 30, 1999
______________________________________
         (Robert E. Wilhelm)

     /s/ DONALD D. HUMPHREYS             Controller (Principal      March 30, 1999
______________________________________    Accounting Officer)
        (Donald D. Humphreys)

        /s/ FRANK A. RISCH                Treasurer (Principal      March 30, 1999
______________________________________     Financial Officer)
           (Frank A. Risch)

                         INDEX TO FINANCIAL STATEMENTS

  The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 24, 1999, appearing on pages F10 to F25; the Quarterly Information appearing on page F4; and the Supplemental Information on Oil and Gas Exploration and Production Activities appearing on pages F26 to F30 of the accompanying financial section of the 1998 Annual Report to shareholders are incorporated in this Annual Report on Form 10-K as
Exhibit 13. With the exception of the aforementioned information, no other data appearing in the accompanying financial section of the 1998 Annual Report to shareholders is deemed to be filed as part of this Annual Report on Form 10-K under Item 8. Consolidated Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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

   Form S-8 (Nos. 333-38917  --1993 Incentive Program of Exxon Corporation (together
         and 33-51107)        with 1988 Long Term Incentive Plan of Exxon
                              Corporation);
   Form S-8 (No. 333-72955)  --Thrift Plans of Exxon Corporation and Participating
                              Affiliated Employers

of our report dated February 24, 1999 appearing on page F10 of the accompanying financial section of the 1998 Annual Report to shareholders of Exxon Corporation which is incorporated as Exhibit 13 in this Annual Report on Form 10-K.

PricewaterhouseCoopers LLP

Dallas, Texas
March 30, 1999

                               INDEX TO EXHIBITS

 3(i).         Registrant's Restated Certificate of Incorporation, as
                restated March 17, 1997 (incorporated by reference to
                Exhibit 3(i) to the registrant's Quarterly Report on Form
                10-Q for the quarter ended March 31, 1997).
 3(ii).        Registrant's By-Laws, as revised to January 31, 1996
                (incorporated by reference to Exhibit 3(ii) to the
                registrant's Annual Report on Form 10-K for 1995).
 10(iii)(a).   Registrant's 1993 Incentive Program, as amended
                (incorporated by reference to Exhibit 10(iii)(a) to the
                registrant's Quarterly Report on Form 10-Q for the
                quarter ended June 30, 1997).*
 10(iii)(b).   Registrant's Plan for Deferral of Nonemployee Director
                Compensation and Fees, as amended.*
 10(iii)(c).   Registrant's Restricted Stock Plan for Nonemployee
                Directors, as amended (incorporated by reference to
                Exhibit 10(iii)(c) to the registrant's Annual Report on
                Form 10-K for 1996).*
 10(iii)(d).   Supplemental life insurance (incorporated by reference to
                Exhibit 10(iii)(d) to the registrant's Annual Report on
                Form 10-K for 1997).*
 10(iii)(e).   Registrant's Short Term Incentive Program, as amended
                (incorporated by reference to Exhibit 10(iii)(e) to the
                registrant's Quarterly Report on Form 10-Q for the
                quarter ended June 30, 1997).*
 10(iii)(f).   Registrant's 1997 Nonemployee Director Restricted Stock
                Plan (incorporated by reference to Exhibit 10(iii)(f) to
                the registrant's Annual Report on Form 10-K for 1996).*
 12.           Computation of ratio of earnings to fixed charges.
 13.           Pages F1 and F3 through F31 of the Financial Section of
                the registrant's 1998 Annual Report to shareholders.
 21.           Subsidiaries of the registrant.
 23.           Consent of Independent Accountants (contained on page 14
                of this Annual Report on Form 10-K).
 27.1          Financial Data Schedule (included only in the electronic
                filing of this document).
 27.2          Restated Financial Data Schedules (included only in the
                electronic filing of this document. Restated 1998 interim
                periods to reflect adoption in the fourth quarter of 1998
                of the American Institute of Certified Public
                Accountants' Statement of Position 98-5, "Reporting on
                the Costs of Start-up Activities", effective as of
                January 1, 1998, and the de-consolidation in the fourth
                quarter of 1998 of majority owned power segment companies
                retroactive to January 1, 1998 in compliance with
                Financial Accounting Standards Board Emerging Issues Task
                Force ruling on Issue No. 96-16).

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