Form 10-Q
period 1999-03-31
EXXON CORP
filed 1999-05-13
CIK 34088

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

          ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended March 31, 1999

                                        OR

          (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from       to
                                                  _______    _______

                          Commission File Number 1-2256


                                   EXXON CORPORATION
                ______________________________________________________
                (Exact name of registrant as specified in its charter)



                 NEW JERSEY                             13-5409005
           ______________________________         ______________________
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)         Identification Number)



         5959 Las Colinas Boulevard, Irving, Texas         75039-2298
       _____________________________________________     _______________
          (Address of principal executive office)          (Zip Code)



                                    (972) 444-1000
                 _____________________________________________________
                 (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No     .
                                                   _____    ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                         Outstanding as of March 31, 1999
   _______________________________          ________________________________
   Common stock, without par value                   2,427,785,417

                                   EXXON CORPORATION


                                      FORM 10-Q

                     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999



                                  TABLE OF CONTENTS


                                                                         Page
                                                                       Number
                                                                       ______

                           PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

  Condensed Consolidated Statement of Income                              3
    Three months ended March 31, 1999 and 1998

  Condensed Consolidated Balance Sheet                                    4
    As of March 31, 1999 and December 31, 1998

  Condensed Consolidated Statement of Cash Flows                          5
    Three months ended March 31, 1999 and 1998

  Notes to Condensed Consolidated Financial Statements                 6-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          12-17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      18


                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                               18

Item 6.  Exhibits and Reports on Form 8-K                                18

Signature                                                                19

                                  EXXON CORPORATION

                           PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 EXXON CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                (millions of dollars)

                                                           Three Months Ended
                                                               March 31,
                                                           __________________
                                                               1999      1998
                                                            _______   _______
REVENUE
Sales and other operating revenue,
     including excise taxes                                 $26,341   $29,332
Earnings from equity interests and other revenue                543       632
                                                            _______   _______
     Total revenue                                           26,884   29,964
                                                            _______   _______

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases                              10,206    12,100
Operating expenses                                            2,728     2,911
Selling, general and administrative expenses                  2,314     2,004
Depreciation and depletion                                    1,528     1,344
Exploration expenses, including dry holes                       130       184
Interest expense                                                 94        32
Excise taxes                                                  3,359     3,447
Other taxes and duties                                        5,589     5,167
Income applicable to minority and preferred interests           (67)       66
                                                            _______   _______
     Total costs and other deductions                        25,881    27,255
                                                            _______   _______

INCOME BEFORE INCOME TAXES                                    1,003     2,709
     Income tax charge/(credit)                                 (17)      819
                                                            _______   _______
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE          1,020     1,890
     Cumulative effect of accounting change                     -         (70)
                                                            _______   _______
NET INCOME                                                  $ 1,020   $ 1,820
                                                            =======   =======

NET INCOME PER COMMON SHARE (DOLLARS)
     Before cumulative effect of accounting change          $  0.42   $  0.77
     Cumulative effect of accounting change                       -     (0.03)
                                                            _______   _______
     Net Income                                             $  0.42   $  0.74
                                                            =======   =======

NET INCOME PER COMMON SHARE - ASSUMING DILUTION (DOLLARS)
     Before cumulative effect of accounting change          $  0.42   $  0.76
     Cumulative effect of accounting change                       -     (0.03)
                                                            _______   _______
     Net Income                                             $  0.42   $  0.73
                                                            =======   =======

Dividends per common share                                  $  0.41   $  0.41
(/TABLE>


                                   EXXON CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEET
                               (millions of dollars)

                                                         March 31,   Dec. 31,
                                                              1999       1998
                                                          ________    _______
ASSETS
Current assets
   Cash and cash equivalents                               $ 1,385    $ 1,441
   Other marketable securities                                  20         20
   Notes and accounts receivable - net                       9,161      9,512
   Inventories
     Crude oil, products and merchandise                     4,263      4,896
     Materials and supplies                                    684        709
   Prepaid taxes and expenses                                1,196      1,015
                                                           _______    _______
     Total current assets                                   16,709     17,593
Property, plant and equipment - net                         64,415     65,199
Investments and other assets                                 9,607      9,838
                                                           _______     ______
     TOTAL ASSETS                                          $90,731    $92,630
                                                           =======    =======
LIABILITIES
Current liabilities
   Notes and loans payable                                 $ 3,837    $ 4,248
   Accounts payable and accrued liabilities                 13,670     13,825
   Income taxes payable                                      1,365      1,339
                                                           _______    _______
     Total current liabilities                              18,872     19,412
Long-term debt                                               4,563      4,530
Annuity reserves, deferred credits and other liabilities    24,294     24,938
                                                           _______    _______
     TOTAL LIABILITIES                                      47,729     48,880
                                                           _______    _______
SHAREHOLDERS' EQUITY
Preferred stock, without par value:
   Authorized:     200 million shares
   Outstanding:    1 million shares at Mar. 31, 1999            91
                   2 million shares at Dec. 31, 1998                      105
Guaranteed LESOP obligation                                   (125)      (125)
Common stock, without par value:
   Authorized:  3,000 million shares
   Issued:      2,984 million shares                         2,323      2,323
Earnings reinvested                                         54,598     54,575
Accumulated other nowowner changes in equity
   Cumulative foreign exchange translation adjustment       (1,316)      (641)
   Minimum pension liability adjustment                       (282)      (282)
Common stock held in treasury:
       556 million shares at Mar. 31, 1999                 (12,287)
       556 million shares at Dec. 31, 1998                            (12,205)
                                                           _______    _______
     TOTAL SHAREHOLDERS' EQUITY                             43,002     43,750
                                                           _______    _______

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $90,731    $92,630
                                                           =======    =======


The number of shares of common stock issued and outstanding at March 31, 1999 and December 31, 1998 were 2,427,785,417 and 2,427,787,109, respectively.

                                   EXXON CORPORATION
                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (millions of dollars)

                                                          Three Months Ended
                                                              March 31,
                                                          __________________
                                                              1999      1998
                                                           ________   ______
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                              $ 1,020   $ 1,820
   Depreciation and depletion                                1,528     1,344
   Changes in operational working capital, excluding
      cash and debt                                            746       (44)
   All other items - net                                      (542)     (105)
                                                           _______   _______

    Net Cash Provided By Operating Activities                2,752     3,015
                                                           _______   _______

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment               (1,836)   (1,679)
   Sales of subsidiaries and property, plant and equipment     204       125
   Other investing activities - net                            385       407
                                                           _______   _______

    Net Cash Used In Investing Activities                   (1,247)   (1,147)
                                                           _______   _______

NET CASH GENERATION BEFORE FINANCING ACTIVITIES              1,505     1,868
                                                           _______   _______

CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to long-term debt                                   0       127
   Reductions in long-term debt                                  0       (69)
   Additions/(reductions) in short-term debt - net            (406)     (263)
   Cash dividends to Exxon shareholders                       (998)   (1,009)
   Cash dividends to minority interests                        (21)      (22)
   Changes in minority interests and sales/(purchases)
      of affiliate stock                                       (26)      (32)
   Acquisitions of Exxon shares - net                         (108)     (797)
                                                           _______   _______

    Net Cash Used In Financing Activities                   (1,559)   (2,065)
                                                           _______   _______

Effects Of Exchange Rate Changes On Cash                        (2)      (10)
                                                           _______   _______

Increase/(Decrease) In Cash And Cash Equivalents               (56)     (207)
Cash And Cash Equivalents At Beginning Of Period             1,441     4,047
                                                           _______   _______
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 1,385   $ 3,840
                                                           =======   =======

SUPPLEMENTAL DISCLOSURES
   Income taxes paid                                      $    347   $   565
   Cash interest paid                                     $     60   $   270

                                    EXXON CORPORATION


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis Of Financial Statement Preparation

    These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the corporation's 1998 Annual Report on Form 10-K. In the opinion of the corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. The corporation's exploration and production activities are accounted for under the "successful efforts" method.

    During the fourth quarter of 1998, Exxon de-consolidated the majority owned power companies in Hong Kong and China. These financial statements reflect the de-consolidation of these companies retroactive to January 1, 1998. These affiliates are now accounted for as equity companies in compliance with the Financial Accounting Standards Board Emerging Issues Task Force ruling on Issue No. 96-16 which requires equity company reporting for a majority owned affiliate when minority shareholders possess the right to participate in significant management decisions. Exxon's 1998 net income was not affected by the de-consolidation. The effect on Exxon's January 1, 1998 consolidated balance sheet related to the de-consolidation was a decrease in total assets of $3.6 billion, including $4.2 billion of net property, plant and equipment and a decrease in total liabilities of $3.6 billion, including $2.5 billion of short and long-term debt.

    The American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", was implemented in the fourth quarter of 1998, effective as of January 1, 1998. This statement requires that costs of start-up activities and organizational costs be expensed as incurred. The cumulative effect of this accounting change on years prior to 1998 was a charge of $70 million (net of $70 million income tax effect), or $0.03 per common share, that was reflected in the first quarter of 1998. This new accounting requirement did not have a significant effect on 1998 income before the cumulative effect of the accounting change.

2.  Recently Issued Statements of Financial Accounting Standards

    In June 1998, the Financial Accounting Standards Board released Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities Information." This statement, which must be adopted beginning no later than 2000, establishes accounting and reporting standards for derivative instruments. The statement requires that an entity recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. No decision has been made as to whether the corporation will adopt this standard before 2000. Adoption of this statement is not expected to have a material effect upon the corporation's operations or financial condition.

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

    On September 24, 1996, the United States District Court for the District of Alaska entered a judgment in the amount of $5.058 billion in the Exxon Valdez civil trial that began in May 1994. The District Court awarded approximately $19.6 million in compensatory damages to fisher plaintiffs, $38 million in prejudgment interest on the compensatory damages and $5 billion in punitive damages to a class composed of all persons and entities who asserted claims for punitive damages from the corporation as a result of the Exxon Valdez grounding. The District Court also ordered that these awards shall bear interest from and after entry of the judgment. The District Court stayed execution on the judgment pending appeal based on a $6.75 billion letter of credit posted by the corporation. Exxon has appealed the judgment. Exxon has also appealed the District Court's denial of its renewed motion for a new trial. The Ninth Circuit heard oral arguments on the appeals on May 3, 1999. The corporation continues to believe that the punitive damages in this case are unwarranted and that the judgment should be set aside or substantially reduced by the appellate courts.

    On January 29, 1997, a settlement agreement was concluded resolving all remaining matters between Exxon and various insurers arising from the Valdez accident. Under terms of this settlement, Exxon received $480 million. Final income statement recognition of this settlement continues to be deferred in view of uncertainty regarding the ultimate cost to the corporation of the Valdez accident.

    The ultimate cost to the corporation from the lawsuits arising from the Exxon Valdez grounding is not possible to predict and may not be resolved for a number of years.

    In each of the years 1998, 1997 and 1996, $70 million in payments were made under the October 8, 1991 civil agreement and consent decree with the U.S. and Alaska governments. These payments were charged against the provision that was previously established to cover the costs of the settlement.

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

4.  Nonowner Changes in Shareholders' Equity

    The total nonowner changes in shareholders' equity for the three months ended March 31, 1999 and 1998 were $345 million and $1,791 million, respectively. Total nonowner changes in shareholders' equity include net income and the change in the cumulative foreign exchange translation adjustment and minimum pension liability adjustment components of shareholders' equity.

                                    EXXON CORPORATION


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.  Earnings Per Share

                                                           Three Months Ended
                                                                March 31,
                                                           __________________
                                                                1999     1998
                                                              ______   ______
NET INCOME PER COMMON SHARE
Income before cumulative effect of accounting change          $1,020   $1,890
   (millions of dollars)
   Less: Preferred stock dividends                                (2)      (3)
                                                              ______   ______
Income available to common shares                             $1,018   $1,887
                                                              ======   ======

Weighted average number of common shares outstanding           2,428    2,451
   (millions of shares)

Net income per common share
   Before cumulative effect of accounting change              $ 0.42   $ 0.77
   Cumulative effect of accounting change                          -    (0.03)
                                                              ______   ______
   Net income                                                 $ 0.42   $ 0.74
                                                              ======   ======

NET INCOME PER COMMON SHARE - ASSUMING DILUTION
Income before cumulative effect of accounting change          $1,020   $1,890
   (millions of dollars)

Weighted average number of common shares outstanding           2,428    2,451
   (millions of shares)
   Plus:  Issued on assumed exercise of stock options             24       26
   Plus:  Assumed conversion of preferred stock                    3        6
                                                              ______   ______
Weighted average number of common shares outstanding           2,455    2,483
                                                              ======   ======

Net income per common share
   Before cumulative effect of accounting change              $ 0.42   $ 0.76
   Cumulative effect of accounting change                          -    (0.03)
                                                              ______   ______
   Net income                                                 $ 0.42   $ 0.73
                                                              ======   ======

                                    EXXON CORPORATION


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.  Disclosures about Segments and Related Information

                                                           Three Months Ended
                                                                March 31,
                                                           __________________
                                                              1999       1998
                                                           _______    _______
                                                         (millions of dollars)
EARNINGS AFTER INCOME TAX
  (Before the cumulative effectof accounting changes)
  Exploration and Production
    United States                                          $   136    $   227
    Non-U.S.                                                   425        683
  Refining and Marketing
    United States                                              (28)       100
    Non-U.S.                                                   154        496
  Chemicals
    United States                                              158        232
    Non-U.S.                                                   147        142
  All Other                                                     28         10
                                                           _______    _______

  Corporate Total                                          $ 1,020    $ 1,890
                                                           =======    =======

SALES AND OTHER OPERATING REVENUE
  Exploration and Production
    United States                                           $  482    $   596
    Non-U.S.                                                 1,696      2,295
  Refining and Marketing
    United States                                            3,450      4,144
    Non-U.S.                                                18,309     19,275
  Chemicals
    United States                                            1,103      1,255
    Non-U.S.                                                 1,120      1,557
  All Other                                                    181        210
                                                           _______    _______

  Corporate Total                                          $26,341    $29,332
                                                           =======    =======

INTERSEGMENT REVENUE
  Exploration and Production
    United States                                          $   549    $   673
    Non-U.S.                                                   674        619
  Refining and Marketing
    United States                                              223        352
    Non-U.S.                                                   443        545
  Chemicals
    United States                                              271        369
    Non-U.S.                                                   138        191
  All Other                                                     28         32









                                   EXXON CORPORATION


7.  Restructuring Charge

    In the first quarter of 1999 the company recorded a $120 million after-tax charge for the restructuring of Japanese refining and marketing operations in its wholly owned Esso Sekiyu K.K. and 50.1 percent owned General Sekiyu
    K.K. affiliates. The restructuring resulted in the reduction of approximately 700 administrative, financial, logistics and marketing service employee positions during the quarter. The Japanese affiliates recorded a combined charge of $216 million (before tax) to selling, general and administrative expenses for the employee related costs.
    General Sekiyu also recorded a $211 million (before tax) charge to depreciation and depletion for the write-off of costs associated with the cancellation of a power plant project at the Kawasaki terminal.

















































                                   EXXON CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS

FUNCTIONAL EARNINGS SUMMARY

                                                            First Quarter
                                                         ___________________
                                                             1999      1998
                                                             ____      ____
                                                        (millions of dollars)
Petroleum and natural gas
  Exploration and production
    United States                                         $   136   $   227
    Non-U.S.                                                  425       683
   Refining and marketing
    United States                                             (28)      100
    Non-U.S.                                                  154       496
                                                          _______   _______
Total petroleum and natural gas                               687     1,506
Chemicals
    United States                                             158       232
    Non-U.S.                                                  147       142
Other operations                                               97        89
Corporate and financing                                       (69)      (79)
                                                          _______   _______
Earnings before accounting changes                        $ 1,020   $ 1,890
Cumulative effect of accounting change                          0       (70)
                                                          _______   _______
NET INCOME                                                $ 1,020   $ 1,820
                                                          =======   =======

FIRST QUARTER 1999 COMPARED WITH FIRST QUARTER 1998

Exxon Corporation estimated first quarter 1999 net income of $1,020 million. Net income for the first quarter of 1999 included a $120 million charge for the restructuring of Japanese operations, while the prior year's quarter included a $70 million charge relating to an accounting change. Excluding non-recurring items, first quarter 1999 net income declined 40 percent to $1,140 million or $0.47 per share, compared to $1,890 million or $0.76 per share last year.


Exxon's first quarter net income was $1.0 billion. After excluding non-recurring charges in both years, earnings were down $750 million or 40 percent. The decline was driven by continued weakness in crude oil prices which on average were about $2.75 per barrel or 20 percent lower than last year's first quarter. Earnings were also adversely affected by lower natural gas prices, weaker downstream and chemicals margins, and depressed copper and coal prices.

                                   EXXON CORPORATION


Crude oil prices continued to run at near 20-year lows for most of the quarter, reflecting the worldwide surplus in crude oil supplies. Liquids production was down versus the prior year reflecting natural field declines in some producing areas and steps to curtail marginal volumes in the recent low price environment. The first quarter production levels are consistent with the company's plan for increased liquids volumes in 1999. Higher gas volumes and reductions in exploration and production expenses partly offset the effects of lower crude and gas prices and liquids volumes. In the downstream, refining margins and marketing margins were significantly weaker in most geographic areas. Partly offsetting the lower margins were higher petroleum product sales, which achieved the highest first quarter level since 1979. Chemicals earnings declined 18 percent from last year as a result of lower margins. Worldwide commodity prices continued at depressed levels due to excess industry capacity and the slowdown in Asian economies. Earnings from other operations increased as lower copper and coal prices were offset by higher production volumes and reduced operating expenses.

OTHER COMMENTS ON FIRST QUARTER COMPARISON

Exploration and production earnings were adversely impacted by lower industry crude prices which averaged about $2.75 per barrel less than last year. Average U.S. natural gas prices were down 19 percent and European gas prices were down 19 percent versus the first quarter of 1998.

Liquids production decreased to 1,564 kbd (thousand barrels per day) compared to 1,624 kbd in the first quarter 1998, primarily due to natural field declines and steps to curtail marginal volumes in the current low price environment. Partly offsetting this was production from new developments in the U.K. North Sea and Azerbaijan. Natural gas production of 7,533 mcfd (million cubic feet per day) was up 324 mcfd from 1998 due to colder European weather.

Earnings from U.S. exploration and production were $136 million compared with $227 million last year. Outside the U.S., earnings from exploration and production were $425 million, versus $683 million in the first quarter of 1998.

Petroleum product sales of 5,490 kbd increased 2 percent from last year's first quarter reflecting improvements in all geographic areas. Refining margins and marketing margins were much weaker in most markets. Total downstream results were also adversely affected by higher scheduled refinery maintenance in the U.S. and Europe.

In the U.S., refining and marketing results were a loss of $28 million, down $128 million from the prior year. Earnings from refining and marketing operations outside the U.S. were $274 million after excluding the Japanese restructuring charge, compared with $496 million in the first quarter of 1998.

                                   EXXON CORPORATION


Chemicals earnings were $305 million compared with $374 million in the first quarter of last year. Prime product sales of 4,377 kt (thousand metric tons) were 3 percent higher than the same period last year primarily reflecting stronger demand in Europe. Margins were lower as commodity chemical prices continued at depressed levels and were only partly offset by lower feedstock costs.

Earnings from other operations totaled $97 million, up from $89 million in the first quarter of 1998 as higher copper and coal production volumes and lower operating expenses more than offset the impact of lower copper and coal prices.

Corporate and financing expenses totaled $69 million compared with $79 million in the first quarter of last year. During the quarter, the company's operating segments continued to benefit from lower income tax expense. First quarter 1999 income tax expense was a credit of $17 million compared to a charge of $819 million in last year's first quarter. This lower income tax expense reflects pre-tax income that was down significantly from last year and the impact of lower foreign tax rates, favorable resolution of tax related issues, foreign exchange impacts on tax liabilities and investment related tax credits.

Net cash generation before financing activities was $1,505 million in the first three months of 1999 versus $1,868 million in the same period last year. Operating activities provided net cash of $2,752 million, a decrease of $263 million from the prior year, influenced by lower net income. Investing activities used net cash of $1,247 million, $100 million more than a year ago, reflecting a higher level of capital investment.

Net cash used in financing activities was $1,559 million in the first quarter of 1999 versus $2,065 million in the same quarter last year, the decrease due to lower purchases of shares of Exxon common stock. During the first quarter of 1999, Exxon purchased 2.4 million shares of Exxon common stock for the treasury at a cost of $170 million, representing a continuation of purchases to offset shares issued in conjunction with the company's benefit plans and programs. Purchases are made in open market and negotiated transactions. As a consequence of the proposed merger of Exxon and Mobil, the repurchase program to reduce the number of Exxon shares outstanding was discontinued in December 1998.

Revenue for the first quarter of 1999 totaled $26,884 million compared to $29,964 million in the first quarter 1998.

Capital and exploration expenditures were $2,104 million in the first quarter 1999 compared to $2,023 million in last year's first quarter.

Total debt of $8.4 billion at March 31, 1999 decreased $0.4 billion from year-end 1998. The corporation's debt to total capital ratio was 15.8 percent at the end of the first quarter of 1999, compared to 16.2 percent at year-end 1998.

                                   EXXON CORPORATION


Over the twelve months ended March 31, 1999, return on average shareholders' equity was 12.9 percent. Return on average capital employed, which includes debt, was 10.9 percent over the same time period.

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


YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define a specific year. Absent corrective actions, a computer program that has date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations.

The corporation initiated assessments in prior years to identify the work efforts required to assure that systems supporting the business successfully operate beyond the turn of the century. The scope of this work effort encompasses business information systems, infrastructure, and technical and field systems, including systems utilizing embedded technology, such as microcontrollers. The program places particular emphasis on mission critical systems, defined as those which could have a significant safety, environmental or financial impact, should Year 2000 issues arise.

Plans for achieving Year 2000 compliance were finalized during 1997, and implementation work was underway at year-end 1997. The initial phases of this work, an inventory and assessment of potential problem areas, have been essentially completed. Modification and testing phases continue, with over 90 percent of required system modifications to mission critical systems completed. Some work is continuing into 1999, including final testing of some systems and scheduled implementation of new systems with Year 2000 impacts. Attention has also been focused on compliance attainment efforts of vendors and others, including key system interfaces with customers and suppliers. Most key suppliers and business partners have been contacted for clarification of their Year 2000 plans and approximately three-fourths have confirmed that

                                   EXXON CORPORATION


compliance plans are in place. Follow-up discussions are being held with key suppliers when necessary to gain satisfaction on their state of readiness. These reviews will continue through 1999. Testing of critical third party products and services is underway, including such areas as process control systems, credit card processing, banking transactions and telecommunications.

Notwithstanding the substantive work efforts described above, the corporation could potentially experience disruptions to some mission critical operations or deliveries to customers as a result of Year 2000 issues, particularly in the first few weeks of the year 2000. Such disruptions could include impacts from potentially non-compliant systems utilized by suppliers, customers, government entities or others. Given the diverse nature of Exxon's operations, the varying state of readiness of different countries and suppliers, and the interdependence of Year 2000 impacts, the potential financial impact or liability associated with such disruptions cannot be reasonably estimated.

Exxon operating sites around the world, including those in developing countries, are working with key suppliers in their respective countries to address Year 2000 issues. In addition, Year 2000 Business Contingency Guidelines are being used by all operating organizations and affiliates, and include specific reference to areas such as transportation, telecommunications and utility services. Existing site contingency plans are being updated in order to attempt to mitigate the extent of potential disruption to business operations. This work is targeted to be essentially complete by mid-1999.

Through March 31, 1999, about $190 million of costs had been incurred in the corporation's efforts to achieve Year 2000 compliant systems. The total cost to the corporation of achieving Year 2000 compliant systems is currently estimated to be $225 to $250 million, primarily over the 1997-1999 timeframe, and is not expected to be a material incremental cost impacting Exxon's operations, financial condition or liquidity.

FORWARD-LOOKING STATEMENTS

Statements in this report regarding future events or conditions are forward-looking statements. Actual results, including projections of liquids production levels and the impact of the Year 2000 Issue, could differ materially due to, among other things, factors discussed in this report and in
Item 1 of the corporation's most recent Annual Report on Form 10-K.

                                     EXXON CORPORATION



                                       SPECIAL ITEMS
                                       _____________

                                                            First Quarter
                                                           ________________
                                                            1999     1998
                                                            ____     ____
                                                        (millions of dollars)

REFINING & MARKETING
    Non-U.S.
       Restructuring                                       $(120)    $   0

TOTAL INCLUDED IN EARNINGS                                 ______    ______
  BEFORE ACCOUNTING CHANGES                                 (120)        0

CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES                                           0       (70)

                                                           ______    ______
TOTAL INCLUDED IN NET INCOME                               $(120)    $ (70)
                                                           ======    ======

                                  EXXON CORPORATION


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Information about market risks for the three months ended March 31, 1999 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 1998.


                            PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         As reported in the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and the registrant's Annual Report on Form 10-K for the year ended December 31, 1997, the Department of Justice, acting on behalf of the Environmental Protection Agency, filed suit against the registrant's Exxon Company, U.S.A. division in the U.S. District Court for the Southern District of Texas. The suit alleged violations of the Clean Air Act at the registrant's Baytown refinery relating to, among other things, refinery flares. As reported in the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, the registrant agreed to pay a civil penalty of $250,000 to settle this matter. This penalty was paid in December 1998 and an Order of Dismissal was entered by the court on January 19, 1999.

         On December 30, 1998, the District Attorney of Solano County, California filed eight related suits against the registrant in the Superior Court of the State of California, County of Solano. These suits allege that gasoline and/or diesel fuel has been discharged from underground storage tanks located at eight service stations into the drinking water of the State of California. The State has not proposed a specific penalty, but has requested in its suit that the registrant pay a civil penalty up to $2,500 per day for each violation.

         Refer to the relevant portions of Note 3 on pages 7 through 8 of this Quarterly Report on Form 10-Q for further information on legal proceedings.


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



                                                EXXON CORPORATION



Date:  May 13, 1999
                                       /s/     DONALD D. HUMPHREYS
                              _______________________________________________
                              Donald D. Humphreys, Vice President, Controller
                                     and Principal Accounting Officer