Form 10-Q
period 1999-06-30
EXXON CORP
filed 1999-08-13
CIK 34088

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

           ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1999

                                         OR

           (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to_________

                          Commission File Number 1-2256


                               EXXON CORPORATION
            ________________________________________________________
             (Exact name of registrant as specified in its charter)



                    NEW JERSEY                           13-5409005
           _______________________________        _______________________
           (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)         Identification Number)


           5959 Las Colinas Boulevard, Irving, Texas         75039-2298
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                           Outstanding as of June 30, 1999
_______________________________             _______________________________
Common stock, without par value                     2,427,785,330

                                  EXXON CORPORATION

                                     FORM 10-Q

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                                 TABLE OF CONTENTS

                                                                     Page
                                                                    Number
                                                                    ______

                       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

  Condensed Consolidated Statement of Income                              3
    Three and six months ended June 30, 1999 and 1998

  Condensed Consolidated Balance Sheet                                    4
    As of June 30, 1999 and December 31, 1998

  Condensed Consolidated Statement of Cash Flows                          5
    Six months ended June 30, 1999 and 1998

  Notes to Condensed Consolidated Financial Statements                 6-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          12-18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      19


                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                               19

Item 4.  Submission of Matters to a Vote of Security Holders          19-20

Item 6.  Exhibits and Reports on Form 8-K                                21

Signature                                                                22

                                   EXXON CORPORATION

                           PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                   EXXON CORPORATION
                      CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                 (millions of dollars)

                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                       __________________   ________________
                                           1999     1998       1999    1998
REVENUE                                    ____     ____       ____    ____
Sales and other operating revenue,
    including excise taxes              $28,894  $28,808    $55,235  $58,140
Earnings from equity interests and
    other revenue                           528      557      1,071    1,189
                                        _______  _______    _______  _______
       Total revenue                     29,422   29,365     56,306   59,329
                                        _______  _______    _______  _______
COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases          12,192   11,390     22,398   23,490
Operating expenses                        2,537    2,764      5,265    5,675
Selling, general and administrative
    expenses                              2,276    2,179      4,590    4,183
Depreciation and depletion                1,347    1,346      2,875    2,690
Exploration expenses, including dry holes   145      237        275      421
Interest expense                             45       28        139       60
Excise taxes                              3,599    3,607      6,958    7,054
Other taxes and duties                    5,604    5,534     11,193   10,701
Income applicable to minority and
    preferred interests                       6       22        (61)      88
                                        _______  _______    _______  _______
       Total costs and other deductions  27,751   27,107     53,632   54,362
                                        _______  _______    _______  _______
INCOME BEFORE INCOME TAXES                1,671    2,258      2,674    4,967
       Income taxes                         466      638        449    1,457
                                        _______  _______    _______  _______
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                       1,205    1,620      2,225    3,510
       Cumulative effect of accounting
         change                               -        -          -      (70)
                                        _______  _______    _______  _______
NET INCOME                              $ 1,205  $ 1,620    $ 2,225  $ 3,440
                                        =======  =======    =======  =======
NET INCOME PER COMMON SHARE (DOLLARS)
       Before cumulative effect of
         accounting change              $  0.50  $  0.66    $  0.92  $  1.43
       Cumulative effect of accounting
         change                               -        -          -    (0.03)
                                        _______  _______    _______  _______
       Net Income                       $  0.50  $  0.66    $  0.92  $  1.40
                                        =======  =======    =======  =======
NET INCOME PER COMMON SHARE
  - ASSUMING DILUTION (DOLLARS)
       Before cumulative effect of
         accounting change              $  0.49  $  0.65    $  0.91  $  1.41
       Cumulative effect of accounting
         change                               -        -          -    (0.03)
                                        _______  _______    _______  _______
       Net Income                       $  0.49  $  0.65    $  0.91  $  1.38
                                        =======  =======    =======  =======
Dividends per common share              $  0.41  $  0.41    $  0.82  $  0.82

                                  EXXON CORPORATION
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                (millions of dollars)

                                                         June 30,    Dec. 31,
                                                             1999        1998
                                                          _______     _______
ASSETS
Current assets
   Cash and cash equivalents                              $ 1,328     $ 1,441
   Other marketable securities                                 20          20
   Notes and accounts receivable - net                      9,107       9,512
   Inventories
     Crude oil, products and merchandise                    4,123       4,896
     Materials and supplies                                   664         709
   Prepaid taxes and expenses                               1,187       1,015
                                                          _______     _______
     Total current assets                                  16,429      17,593
Property, plant and equipment - net                        65,002      65,199
Investments and other assets                                9,804       9,838
                                                          _______     _______
     TOTAL ASSETS                                         $91,235     $92,630
                                                          =======     =======
LIABILITIES
Current liabilities
   Notes and loans payable                                $ 4,770     $ 4,248
   Accounts payable and accrued liabilities                13,734      13,825
   Income taxes payable                                     1,206       1,339
                                                          _______     _______
     Total current liabilities                             19,710      19,412
Long-term debt                                              4,497       4,530
Annuity reserves, deferred credits and other liabilities   24,199      24,938
                                                          _______     _______
     TOTAL LIABILITIES                                     48,406      48,880
                                                          _______     _______
SHAREHOLDERS' EQUITY
Preferred stock, without par value:
   Authorized:     200 million shares
   Outstanding:    1 million shares at June 30, 1999           44
                   2 million shares at Dec. 31, 1998                      105
Guaranteed LESOP obligation                                     -        (125)
Common stock, without par value:
   Authorized:    3,000 million shares
   Issued:        2,984 million shares                      2,323       2,323
Earnings reinvested                                        54,807      54,575
Accumulated other nonowner changes in equity
   Cumulative foreign exchange translation adjustment      (1,599)       (641)
   Minimum pension liability adjustment                      (282)       (282)
Common stock held in treasury:
       556 million shares at June 30, 1999                (12,464)
       556 million shares at Dec. 31, 1998                            (12,205)
                                                          _______     _______
     TOTAL SHAREHOLDERS' EQUITY                            42,829      43,750
                                                          _______     _______
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $91,235     $92,630
                                                          =======     =======

The number of shares of common stock issued and outstanding at June 30, 1999 and December 31, 1998 were 2,427,785,330 and 2,427,787,109, respectively.

                                   EXXON CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (millions of dollars)

                                                            Six Months Ended
                                                                June 30,
                                                            ________________
                                                            1999        1998
                                                            ____        ____
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $2,225      $3,440
   Depreciation and depletion                              2,875       2,690
   Changes in operational working capital, excluding
     cash and debt                                           684        (302)
   All other items - net                                    (744)         16
                                                          ______      ______
    Net Cash Provided By Operating Activities              5,040       5,844
                                                          ______      ______
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment             (4,082)     (3,686)
   Sales of subsidiaries and property, plant and equipment   441         260
   Other investing activities - net                          270         363
                                                          ______      ______
    Net Cash Used In Investing Activities                 (3,371)     (3,063)
                                                          ______      ______
NET CASH GENERATION BEFORE FINANCING ACTIVITIES            1,669       2,781
                                                          ______      ______
CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to long-term debt                                 1           5
   Reductions in long-term debt                              (74)        (96)
   Additions/(reductions) in short-term debt - net           613        (240)
   Cash dividends to Exxon shareholders                   (1,994)     (2,013)
   Cash dividends to minority interests                      (44)        (45)
   Changes in minority interests and sales/(purchases)
      of affiliate stock                                      56         (66)
   Acquisitions of Exxon shares - net                       (351)     (1,653)
                                                          ______      ______
    Net Cash Used In Financing Activities                 (1,793)     (4,108)
                                                          ______      ______
Effects Of Exchange Rate Changes On Cash                      11         (32)
                                                          ______      ______
Increase/(Decrease) In Cash And Cash Equivalents            (113)     (1,359)
Cash And Cash Equivalents At Beginning Of Period           1,441       4,047
                                                          ______      ______
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $1,328      $2,688
                                                          ======      ======
SUPPLEMENTAL DISCLOSURES
   Income taxes paid                                      $  766      $1,489
   Cash interest paid                                     $  149      $  381

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

    During the fourth quarter of 1998, Exxon de-consolidated the majority owned power companies in Hong Kong and China. These financial statements reflect the de-consolidation of these companies retroactive to January 1, 1998. These affiliates are now accounted for as equity companies in compliance with the Financial Accounting Standards Board Emerging Issues Task Force ruling on Issue No. 96-16, which requires equity company reporting for a majority owned affiliate when minority shareholders possess the right to participate in significant management decisions. Exxon's 1998 net income was not affected by the de-consolidation. The effect on Exxon's January 1, 1998 consolidated balance sheet related to the de-consolidation was a decrease in total assets of $3.6 billion, including $4.2 billion of net property, plant and equipment and a decrease in total liabilities of $3.6 billion, including $2.5 billion of short and long-term debt.

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

2.  Recently Issued Statements of Financial Accounting Standards

    In June 1998, the Financial Accounting Standards Board released Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities Information." This statement establishes accounting and reporting standards for derivative instruments. The statement requires that an entity recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. As amended by Financial Accounting Standards Board Statement No. 137 issued in June 1999, Statement No. 133 must be adopted beginning no later than 2001. No decision has been made as to whether the corporation will adopt this standard before 2001. Adoption of this statement is not expected to have a material effect upon the corporation's operations or financial condition.

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

    German and Dutch affiliated companies are the concessionaires of a natural gas field subject to a treaty between the governments of Germany and the Netherlands under which the gas reserves in an undefined border or common area were to be shared equally. Entitlement to the reserves was to be determined by calculating the amount of gas which could be recovered from the area. Based on the final reserve determination, the German affiliate received more gas than its entitlement. Arbitration proceedings, as provided in the agreements, were conducted to resolve issues concerning the compensation for the overlifted gas.

                                    EXXON CORPORATION


    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    By final award, dated July 2, 1999, preceded by an interim award in 1996, an arbitral tribunal established the full amount of the compensation for the excess gas. This amount has now been paid. While this final arbitral ruling on compensation is important, other substantive matters remain outstanding, including recovery of royalties paid on such excess gas and the taxes payable on the final compensation amount. The net financial impact on the corporation of these items is not possible to predict at this time. However, the ultimate outcome is not expected to have a materially adverse effect upon the corporation's operations or financial condition.

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

4.  Nonowner Changes in Shareholders' Equity

    The total nonowner changes in shareholders' equity for the three months ended June 30, 1999 and 1998 were $922 million and $1,344 million, respectively. The total nonowner changes in shareholders' equity for the six months ended June 30, 1999 and 1998 were $1,267 million and $3,135 million, respectively. Total nonowner changes in shareholders' equity include net income and the change in the cumulative foreign exchange translation adjustment and minimum pension liability adjustment components of shareholders' equity.

                                    EXXON CORPORATION


    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.  Earnings Per Share

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                         __________________   ________________
                                            1999      1998      1999     1998
                                            ____      ____      ____     ____
                                        (millions of dollars, except per share
                                          amounts and shares in millions)
NET INCOME PER COMMON SHARE
Income before cumulative effect of
  accounting change                       $1,205    $1,620    $2,225   $3,510
    Less: Preferred stock dividends           (1)       (3)       (3)      (6)
                                          ______    ______    ______   ______
Income available to common shares         $1,204    $1,617    $2,222   $3,504
                                          ======    ======    ======   ======
Weighted average number of common shares
  outstanding                              2,428     2,443     2,428    2,447

Net income per common share
  Before cumulative effect of accounting
    change                                $ 0.50    $ 0.66    $ 0.92   $ 1.43
  Cumulative effect of accounting change       -         -         -    (0.03)
                                          ______    ______    ______   ______
  Net income                              $ 0.50    $ 0.66    $ 0.92   $ 1.40
                                          ======    ======    ======   ======
NET INCOME PER COMMON SHARE
  - ASSUMING DILUTION
Income before cumulative effect of
  accounting change                       $1,205    $1,620    $2,225   $3,510

Weighted average number of common shares
  outstanding                              2,428     2,443     2,428    2,447
  Plus:  Issued on assumed exercise of
         stock options                        27        28        25       26
  Plus:  Assumed conversion of preferred
         stock                                 2         4         2        4
                                          ______    ______    ______   ______
Weighted average number of common shares
  outstanding                              2,457     2,475     2,455    2,477
                                          ======    ======    ======   ======
Net income per common share
   Before cumulative effect of accounting
     Change                               $ 0.49    $ 0.65    $ 0.91   $ 1.41
   Cumulative effect of accounting change      -         -         -    (0.03)
                                          ______    ______    ______   ______
   Net income                             $ 0.49    $ 0.65    $ 0.91   $ 1.38
                                          ======    ======    ======   ======

                                  EXXON CORPORATION


    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.  Disclosures about Segments and Related Information

                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                       __________________    ________________
                                        1999        1998     1999        1998
                                        ____        ____     ____        ____
                                                (millions of dollars)
EARNINGS AFTER INCOME TAX
(Before the cumulative effect of
   accounting change)
  Exploration and Production
    United States                    $   269     $   187    $   405   $   414
    Non-U.S.                             500         497        925     1,180
  Refining and Marketing
    United States                        124         226         96       326
    Non-U.S.                              34         412        188       908
  Chemicals
    United States                        200         166        358       398
    Non-U.S.                              74         129        221       271
  All Other                                4           3         32        13
                                     _______     _______    _______   _______
  Corporate Total                    $ 1,205     $ 1,620    $ 2,225   $ 3,510
                                     =======     =======    =======   =======
SALES AND OTHER OPERATING REVENUE
  Exploration and Production
     United States                   $   552     $   583    $ 1,034   $ 1,179
     Non-U.S.                          1,708       1,791      3,404     4,086
  Refining and Marketing
     United States                     4,403       4,107      7,853     8,251
     Non-U.S.                         19,626      19,467     37,935    38,742
  Chemicals
     United States                     1,184       1,168      2,287     2,423
     Non-U.S.                          1,207       1,482      2,327     3,039
  All Other                              214         210        395       420
                                     _______     _______    _______   _______
  Corporate Total                    $28,894     $28,808    $55,235   $58,140
                                     =======     =======    =======   =======
INTERSEGMENT REVENUE
  Exploration and Production
     United States                   $   712     $   611    $ 1,261   $ 1,284
     Non-U.S.                            649         688      1,323     1,307
  Refining and Marketing
     United States                       472         396        695       748
     Non-U.S.                            583         515      1,026     1,060
  Chemicals
     United States                       330         437        601       806
     Non-U.S.                            195         182        333       373
  All Other                               28          37         56        69

                                     EXXON CORPORATION

7.  Restructuring Charge

    In the first quarter of 1999 the company recorded a $120 million after-tax charge for the restructuring of Japanese refining and marketing operations in its wholly owned Esso Sekiyu K.K. and 50.1 percent owned General Sekiyu K.K. affiliates. The restructuring resulted in the reduction of approximately 700 administrative, financial, logistics and marketing service employee positions during the quarter. The Japanese affiliates recorded a combined charge of $216 million (before tax) to selling, general and administrative expenses for the employee related costs. Cash outlays of $140 million were charged against this provision through June 30, 1999. General Sekiyu also recorded a $211 million (before tax) charge to depreciation and depletion for the write-off of costs associated with the cancellation of a power plant project at the Kawasaki terminal.

                                   EXXON CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

                                         Second Quarter    First Six Months
                                        ________________  __________________
                                         1999      1998      1999      1998
                                         ____      ____      ____      ____
                                               (millions of dollars)
Petroleum and natural gas
   Exploration and production
     United States                     $  269    $  187    $  405    $  414
     Non-U.S.                             500       497       925     1,180
   Refining and marketing
     United States                        124       226        96       326
     Non-U.S.                              34       412       188       908
                                       ______    ______    ______    ______
Total petroleum and natural gas           927     1,322     1,614     2,828
Chemicals
     United States                        200       166       358       398
     Non-U.S.                              74       129       221       271
Other operations                           85       103       182       192
Corporate and financing                   (81)     (100)     (150)     (179)
                                       ______    ______    ______    ______
Earnings before accounting change      $1,205    $1,620    $2,225    $3,510
Cumulative effect of accounting change      0         0         0       (70)
                                       ______    ______    ______    ______
NET INCOME                             $1,205    $1,620    $2,225    $3,440
                                       ======    ======    ======    ======

SECOND QUARTER 1999 COMPARED WITH SECOND QUARTER 1998

Exxon Corporation estimated second quarter 1999 net income of $1,205 million, down from $1,620 million in the second quarter of 1998. On a per share basis, second quarter 1999 net income declined 25 percent to $0.49.

Exxon's net income of $1.2 billion was down $415 million from the second quarter of 1998. Depressed refining margins and weaker natural gas prices drove the decline in earnings. Weaker chemical margins, lower copper and coal prices, and unfavorable foreign exchange effects also lowered earnings. This year's second quarter results benefited from higher crude oil prices, increased chemical sales volumes and reduced operating expenses in all segments. Although second quarter results declined, Exxon's absolute level of net income has remained healthy over the last two years despite very weak industry conditions. With the improvement in oil prices, second quarter net income increased 18 percent from the first quarter of 1999, in contrast to the seasonal earnings decline that we usually see from the first to the second quarter of each year.

                                  EXXON CORPORATION

Second quarter crude oil prices recovered over $4 per barrel from the 20-year lows experienced in the first quarter and were up about $2 per barrel from the second quarter of last year. Natural gas prices were lower in the U.S. and were much lower in Europe reflecting the impact and lag of declining petroleum product reference prices and weaker local currencies. Overall, gas prices outside of North America were 16 percent lower than the prior year and were at their lowest level in over a decade. Liquids production declined from the second quarter of 1998. As crude prices increased, downstream earnings decreased substantially versus the same period last year, reflecting the inability to raise product prices as rapidly as crude prices increased. Refining margins in all major markets were depressed and international downstream earnings were also adversely affected by weaker marketing margins and a stronger U.S. dollar. Chemicals earnings were down slightly, as lower prices and higher feedstock costs depressed commodity margins. Chemicals earnings benefited from record second quarter sales volumes and lower operating expenses. Earnings from other operations were down slightly as lower copper and coal prices were largely offset by reduced operating expenses.

During the quarter, Exxon continued its active investment program, spending $2.5 billion on capital and exploration projects.

OTHER COMMENTS ON SECOND QUARTER COMPARISON

Exploration and production earnings benefited from rising crude oil prices, averaging about $2 per barrel more than the second quarter of 1998. Natural gas prices were lower in the U.S. and were much lower in Europe. Exploration and producing expenses were reduced versus the prior year.

Liquids production decreased to 1,512 kbd (thousand barrels per day) compared to 1,609 kbd in the second quarter of 1998, primarily due to natural field declines and lower liftings in Alaska. The decline was partly offset by production from new developments in the North Sea and Azerbaijan. Natural gas production of 5,542 mcfd (million cubic feet per day) was essentially unchanged from the prior year.

Earnings from U.S. exploration and production were $269 million compared with $187 million last year. Outside the U.S., earnings from exploration and production were $500 million, versus $497 million in the second quarter of 1998.

Petroleum product sales of 5,406 kbd were essentially even with last year's record second quarter. Downstream earnings declined due to a significant drop in worldwide refining margins. Downstream earnings outside the U.S. were also adversely affected by higher scheduled maintenance, lower marketing margins and unfavorable foreign exchange effects.

In the U.S., refining and marketing earnings were $124 million, down $102 million from the prior year. Refining and marketing operations outside the U.S. earned $34 million, a decrease of $378 million from 1998.

Chemicals earnings were $274 million compared with $295 million in the same quarter a year ago. Margins were compressed by lower commodity prices and higher feedstock costs. Prime product sales volumes of 4,455 kt (thousand metric tons) established a quarterly record.

                                 EXXON CORPORATION

Earnings from other operations, including coal, minerals and power, totaled $85 million, compared to $103 million in the second quarter 1998. Both copper and international coal prices were lower.

Corporate and financing expenses of $81 million compared with $100 million in the second quarter of last year, reflecting lower tax-related charges.

During the second quarter of 1999, Exxon purchased 4.1 million shares of Exxon common stock for the treasury at a cost of $325 million, representing a continuation of purchases to offset shares issued in conjunction with the company's benefit plans and programs. Purchases are made in open market and negotiated transactions and may be discontinued at any time. As a consequence of the proposed merger of Exxon and Mobil, the repurchase program to reduce the number of Exxon shares outstanding was discontinued in December 1998.

FIRST SIX MONTHS 1999 COMPARED WITH FIRST SIX MONTHS 1998

Net income was $2,225 million in the first half of 1999, a decrease of 35 percent from the $3,440 million earned in 1998. Net income for the first half of 1999 included a $120 million charge for the restructuring of Japanese operations, while the prior year period included a $70 million charge relating to an accounting change. Excluding non-recurring items, first half 1999 net income declined 33 percent to $2,345 million or $0.96 per share, compared to $3,510 million or $1.41 per share last year.

Exploration and production earnings declined due to the significant drop in gas prices in the U.S. and Europe. Crude oil realizations were up slightly versus the first half of 1998. Liquids production of 1,539 kbd compared to 1,616 kbd in the first half of 1998, primarily due to natural field declines and steps to curtail marginal volumes in the low price environment of the first quarter. Partly offsetting this was increased production from new developments in the North Sea and Azerbaijan. With the anticipated start-up of two North Sea developments in the second half of the year, full year liquids production levels for 1999 should be similar to 1998. Worldwide natural gas production of 6,527 mcfd was up 145 mcfd from 1998 due to colder European weather. Exploration and producing expenses were reduced from prior year levels.

Earnings from U.S. exploration and production operations for the first six months were $405 million, a decrease of $9 million from 1998. Outside the U.S., exploration and production earnings were $925 million, down $255 million from last year, largely due to lower gas prices.

Petroleum product sales of 5,449 kbd increased 44 kbd over last year, principally due to volume growth in North America. Earnings from U.S. refining and marketing operations were $96 million, down $230 million from 1998, reflecting the significant deterioration in industry refining margins and higher planned maintenance activities. Outside the U.S., first half 1999 refining and marketing earnings, excluding non-recurring items, decreased $600 million to $308 million, driven by much lower refining margins, weaker marketing margins and higher planned maintenance activities.

Chemicals earnings totaled $579 million in the first half of 1999 compared with $669 million last year. Industry commodity prices and margins have declined from last year's levels. Prime product sales volumes of 8,832 kt were a first half record and increased 3 percent from last year.

                                 EXXON CORPORATION

Earnings from other operations totaled $182 million, a decrease of $10 million from the first half of 1998, reflecting depressed copper and coal prices, offset by reduced operating expenses. Corporate and financing expenses decreased $29 million to $150 million, reflecting lower tax-related charges. During the period, the company's operating segments continued to benefit from the impact of lower effective tax rates and the favorable resolution of tax-related issues.

Net cash generation before financing activities was $1,669 million in the first six months of 1999 versus $2,781 million in the same period last year. Operating activities provided net cash of $5,040 million, a decrease of $804 million from the prior year, influenced by lower net income. Investing activities used net cash of $3,371 million or $308 million more than a year ago, reflecting a higher level of capital investment.

Net cash used in financing activities was $1,793 million in the first six months of 1999 versus $4,108 million for the year-ago period, the decrease due to lower purchases of shares of Exxon common stock and an increase in the debt level in the current year versus a reduction in the debt level in the prior year period. During the first half of 1999, Exxon purchased 6.4 million shares of its common stock for the treasury at a cost of $495 million, representing a continuation of purchases to offset shares issued in conjunction with the Company's benefit plans and programs.

Capital and exploration expenditures in this year's first half were $4,620 million versus $4,526 million a year ago.

Total debt of $9.3 billion at June 30, 1999 increased $0.5 billion from year-end 1998. The corporation's debt to total capital ratio was 17.2 percent at the end of the second quarter of 1999, compared to 16.2 percent at year-end 1998.

Over the twelve months ended June 30, 1999, return on average shareholders' equity was 12.0 percent. Return on average capital employed, which includes debt, was 10.2 percent over the same time period.

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

Plans for achieving Year 2000 compliance were finalized during 1997, and implementation work has been underway since then. The initial phases of this work, an inventory and assessment of potential problem areas, have been essentially completed. Modification and testing phases continue, with more than 95 percent of required system modifications to mission critical systems completed. Some work is continuing into 1999, including final testing of some systems and scheduled implementation of new systems with Year 2000 impacts. Attention has also been focused on compliance attainment efforts of vendors and others, including key system interfaces with customers and suppliers.
Most key suppliers and business partners have been contacted for clarification of their Year 2000 plans and over three-fourths have confirmed that compliance plans are in place. Follow-up discussions are being held with key suppliers when necessary to gain satisfaction on their state of readiness. These reviews will continue through 1999. Testing of critical third party products and services is underway, including such areas as process control systems, credit card processing, banking transactions and telecommunications.

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

Exxon operating sites around the world, including those in developing countries, are working with key suppliers in their respective countries to address Year 2000 issues. In addition, Year 2000 Business Contingency Guidelines are being used by all operating organizations and affiliates, and include specific reference to areas such as transportation, telecommunications and utility services. Existing site contingency plans are being updated in order to attempt to mitigate the extent of potential disruption to business operations. This work is essentially complete with refinement of contingency plans continuing through 1999.

                                   EXXON CORPORATION

Through June 30, 1999, about $210 million of costs had been incurred in the corporation's efforts to achieve Year 2000 compliant systems. The total cost to the corporation of achieving Year 2000 compliant systems is currently estimated to be $225 to $250 million, primarily over the 1997-1999 timeframe, and is not expected to be a material incremental cost impacting Exxon's operations, financial condition or liquidity.

FORWARD-LOOKING STATEMENTS

Statements in this report regarding future events or conditions are forward-looking statements. Actual results, including projections of liquids production levels and the impact of the Year 2000 Issue, could differ materially due to, among other things, factors discussed in this report and in
Item 1 of the corporation's most recent Annual Report on Form 10-K.

                                   EXXON CORPORATION



                                     SPECIAL ITEMS
                                     _____________


                                          Second Quarter    First Six Months
                                         ________________  __________________
                                          1999      1998     1999       1998
                                          ____      ____     ____       ____
                                                 (millions of dollars)


REFINING & MARKETING
     Non-U.S.
       Restructuring                    $    0    $    0    $ (120)   $    0

TOTAL INCLUDED IN EARNINGS              ______    ______    ______    ______
  BEFORE ACCOUNTING CHANGE                   0         0      (120)        0


CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                          0         0         0       (70)

                                        ______    ______    ______    ______
TOTAL INCLUDED IN NET INCOME            $    0    $    0    $ (120)   $  (70)
                                        ======    ======    ======    ======

                                   EXXON CORPORATION


Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Information about market risks for the six months ended June 30, 1999 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 1998.


                            PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

        Refer to the relevant portions of Note 3 on pages 7 through 8 of this Quarterly Report on Form 10-Q for information on legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        At the annual meeting of shareholders on May 27, 1999, the following proposals were voted upon:

        Concerning Approval of the Merger and Related Issuance of Exxon Stock

          Votes Cast For:                     1,796,760,491
          Votes Cast Against:                    13,273,080
          Abstentions:                           11,915,726
          Broker Non-Votes:                     265,812,843

        Concerning Amendment of Exxon Charter

          Votes Cast For:                     1,793,931,068
          Votes Cast Against:                    12,941,270
          Abstentions:                           15,076,954
          Broker Non-Votes:                     265,812,848

        Concerning Election of Directors
                                           Votes           Votes
          Nominees for Directors          Cast For        Withheld
          ______________________          ________        ________
          Michael J. Boskin            2,070,166,123     17,596,017
          Rene Dahan                   2,070,978,615     16,783,525
          William T. Esrey             2,069,829,030     17,933,110
          Jess Hay                     2,069,072,482     18,689,658
          James R. Houghton            2,070,550,595     17,211,545
          William R. Howell            2,069,540,260     18,221,880
          Reatha Clark King            2,070,023,741     17,738,399
          Philip E. Lippincott         2,070,637,881     17,124,259
          Harry J. Longwell            2,070,631,307     17,130,833
          Marilyn Carlson Nelson       2,070,293,017     17,469,123
          Lee R. Raymond               2,069,945,928     17,816,212
          Walter V. Shipley            2,070,486,059     17,276,081
          Robert E. Wilhelm            2,070,638,563     17,123,577

                                    EXXON CORPORATION




        Concerning Ratification of Independent Accountants

          Votes Cast For:                     2,070,568,418
          Votes Cast Against:                     5,266,864
          Abstentions:                           11,926,858
          Broker Non-Votes:                             N/A

        Concerning Term Limit for Nonemployee Directors

          Votes Cast For:                        84,344,954
          Votes Cast Against:                 1,675,954,054
          Abstentions:                           39,981,797
          Broker Non-Votes:                     287,481,335

        Concerning Limitation on Shareholder Voting

          Votes Cast For:                        97,955,865
          Votes Cast Against:                 1,631,010,822
          Abstentions:                           71,316,597
          Broker Non-Votes:                     287,478,856

        Concerning Additional Report on Climate Change

          Votes Cast For:                        90,903,808
          Votes Cast Against:                 1,610,183,452
          Abstentions:                           99,194,019
          Broker Non-Votes:                     287,480,861

        Concerning Sexual Orientation Principles

          Votes Cast For:                        97,916,459
          Votes Cast Against:                 1,565,706,544
          Abstentions:                          136,660,284
          Broker Non-Votes:                     287,478,853

See also page I-14, pages IV-1 through IV-5 and pages IV-19 through IV-26 of the registrant's definitive proxy statement dated April 5, 1999.

                                    EXXON CORPORATION


Item 6. Exhibits and Reports on Form 8-K

  a)    Exhibits

        Exhibit 27 - Financial Data Schedule (included only in the electronic filing of this document).

  b)    Reports on Form 8-K

        The registrant filed a Form 8-K dated May 6, 1999 concerning announcement by Exxon Corporation and Mobil Corporation of their expectation that the antitrust reviews of their proposed merger would be completed by around the end of the third quarter.

                                 EXXON CORPORATION


                                     SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               EXXON CORPORATION




Date:  August 13, 1999                      /s/    DONALD D. HUMPHREYS
                              _______________________________________________
                              Donald D. Humphreys, Vice President, Controller
                                      and Principal Accounting Officer