Form 10-Q
period 1999-09-30
EXXON CORP
filed 1999-11-12
CIK 34088

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

           ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 1999

                                        OR

           (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from         to
                                                 ________  ________

                          Commission File Number 1-2256


                               EXXON CORPORATION
            __________________________________________________________
              (Exact name of registrant as specified in its charter)



            NEW JERSEY                               13-5409005
     ______________________________           _________________________
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)            Identification Number)


          5959 Las Colinas Boulevard, Irving, Texas        75039-2298
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


              Class                  Outstanding as of September 30, 1999
  _______________________________    ____________________________________
  Common stock, without par value              2,427,785,330

                                EXXON CORPORATION

                                   FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999



                                TABLE OF CONTENTS

                                                                   Page
                                                                  Number
                                                                  ______

                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

   Condensed Consolidated Statement of Income                          3
     Three and nine months ended September 30, 1999 and 1998

   Condensed Consolidated Balance Sheet                                4
     As of September 30, 1999 and December 31, 1998

   Condensed Consolidated Statement of Cash Flows                      5
     Nine months ended September 30, 1999 and 1998

   Notes to Condensed Consolidated Financial Statements             6-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       12-18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk   19


                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                            19

Item 6.  Exhibits and Reports on Form 8-K                             19

Signature                                                             20

Index to Exhibits                                                     21

                                  EXXON CORPORATION

                           PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                                 EXXON CORPORATION
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                               (millions of dollars)

                                         Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                         __________________  _________________
REVENUE                                      1999      1998      1999     1998
                                             ____      ____      ____     ____
Sales and other operating revenue,
     including excise taxes               $32,775   $27,907   $88,010  $86,047
Earnings from equity interests and
     other revenue                            297       589     1,368    1,778
                                          _______   _______   _______  _______
       Total revenue                       33,072    28,496    89,378   87,825
                                          _______   _______   _______  _______
COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases            14,867    10,973    37,265   34,463
Operating expenses                          3,085     2,744     8,350    8,419
Selling, general and administrative
     expenses                               1,785     2,106     6,375    6,289
Depreciation and depletion                  1,319     1,290     4,194    3,980
Exploration expenses, including dry holes     146       202       421      623
Interest expense                               58         6       197       66
Excise taxes                                3,760     3,395    10,718   10,449
Other taxes and duties                      5,793     5,699    16,986   16,400
Income applicable to minority and
     preferred interests                       30        41       (31)     129
                                          _______   _______   _______  _______
       Total costs and other deductions    30,843    26,456    84,475   80,818
                                          _______   _______   _______  _______
INCOME BEFORE INCOME TAXES                  2,229     2,040     4,903    7,007
       Income taxes                           729       640     1,178    2,097
                                          _______   _______   _______  _______
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                         1,500     1,400     3,725    4,910
       Cumulative effect of accounting
         change                                 -         -         -      (70)
                                          _______   _______   _______  _______
NET INCOME                                $ 1,500   $ 1,400   $ 3,725  $ 4,840
                                          =======   =======   =======  =======
NET INCOME PER COMMON SHARE (DOLLARS)
       Before cumulative effect of
         accounting change                $  0.62   $  0.58   $  1.54  $  2.01
       Cumulative effect of accounting
         change                                 -         -         -    (0.03)
                                          _______   _______   _______  _______
       Net Income                         $  0.62   $  0.58   $  1.54  $  1.98
                                          =======   =======   =======  =======
NET INCOME PER COMMON SHARE
  - ASSUMING DILUTION (DOLLARS)
       Before cumulative effect of
         accounting change                $  0.61   $  0.58   $  1.52  $  1.99
       Cumulative effect of accounting
         change                                 -         -         -    (0.03)
                                          _______   _______   _______  _______
       Net Income                         $  0.61   $  0.58   $  1.52  $  1.96
                                          =======   =======   =======  =======
Dividends per common share                $  0.41   $  0.41   $  1.23  $  1.23

                                EXXON CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (millions of dollars)

                                                         Sept. 30,    Dec. 31,
                                                              1999        1998
                                                         _________    ________
ASSETS
Current assets
   Cash and cash equivalents                               $ 1,151     $ 1,441
   Other marketable securities                                  39          20
   Notes and accounts receivable - net                      10,778       9,512
   Inventories
     Crude oil, products and merchandise                     4,220       4,896
     Materials and supplies                                    675         709
   Prepaid taxes and expenses                                1,185       1,015
                                                           _______     _______
     Total current assets                                   18,048      17,593
Property, plant and equipment - net                         65,999      65,199
Investments and other assets                                10,347       9,838
                                                           _______     _______
     TOTAL ASSETS                                          $94,394     $92,630
                                                           =======     =======
LIABILITIES
Current liabilities
   Notes and loans payable                                 $ 4,820    $ 4,248
   Accounts payable and accrued liabilities                 15,410     13,825
   Income taxes payable                                      1,349      1,339
                                                           _______    _______
     Total current liabilities                              21,579     19,412
Long-term debt                                               4,425      4,530
Annuity reserves, deferred credits and other liabilities    24,556     24,938
                                                           _______    _______
     TOTAL LIABILITIES                                      50,560     48,880
                                                           _______    _______
SHAREHOLDERS' EQUITY
Preferred stock, without par value:
   Authorized:     200 million shares
   Outstanding:    1 million shares at Sept. 30, 1999          31
                   2 million shares at Dec. 31, 1998                      105
Guaranteed LESOP obligation                                     -        (125)
Common stock, without par value:
   Authorized:     3,000 million shares
   Issued:         2,984 million shares                      2,323      2,323
Earnings reinvested                                         55,312     54,575
Accumulated other nonowner changes in equity
   Cumulative foreign exchange translation adjustment       (1,040)      (641)
   Minimum pension liability adjustment                       (282)      (282)
Common stock held in treasury:
       556 million shares at Sept. 30, 1999                (12,510)
       556 million shares at Dec. 31, 1998                            (12,205)
                                                           _______    _______
     TOTAL SHAREHOLDERS' EQUITY                             43,834     43,750
                                                           _______    _______
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $94,394    $92,630
                                                           =======    =======

The number of shares of common stock issued and outstanding at September 30, 1999 and December 31, 1998 were 2,427,785,330 and 2,427,787,109, respectively.

                                 EXXON CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (millions of dollars)

                                                            Nine Months Ended
                                                               September 30,
                                                            _________________
                                                               1999      1998
                                                               ____      ____
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                               $ 3,725   $ 4,840
   Depreciation and depletion                                 4,194     3,980
   Changes in operational working capital, excluding
     cash and debt                                              675       563
   All other items - net                                       (737)      (31)
                                                            _______   _______
    Net Cash Provided By Operating Activities                 7,857     9,352
                                                            _______   _______
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment                (5,775)   (5,835)
   Sales of subsidiaries and property, plant and equipment      496       303
   Other investing activities - net                              72       (17)
                                                            _______   _______
    Net Cash Used In Investing Activities                    (5,207)   (5,549)
                                                            _______   _______
NET CASH GENERATION BEFORE FINANCING ACTIVITIES               2,650     3,803
                                                            _______   _______
CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to long-term debt                                   10         7
   Reductions in long-term debt                                (197)     (116)
   Additions/(reductions) in short-term debt - net              642      (244)
   Cash dividends to Exxon shareholders                      (2,989)   (3,014)
   Cash dividends to minority interests                         (62)      (62)
   Changes in minority interests and sales/(purchases)
      of affiliate stock                                         44       (95)
   Acquisitions of Exxon shares - net                          (414)   (2,236)
                                                            _______   _______
    Net Cash Used In Financing Activities                    (2,966)   (5,760)
                                                            _______   _______
Effects Of Exchange Rate Changes On Cash                         26        10
                                                            _______   _______
Increase/(Decrease) In Cash And Cash Equivalents               (290)   (1,947)
Cash And Cash Equivalents At Beginning Of Period              1,441     4,047
                                                            _______   _______
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 1,151   $ 2,100
                                                            =======   =======
SUPPLEMENTAL DISCLOSURES
   Income taxes paid                                        $ 1,169   $ 1,727
   Cash interest paid                                       $   247   $   463

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

    In each of the years 1999, 1998 and 1997, $70 million in payments were made under the October 8, 1991 civil agreement and consent decree with the U.S. and Alaska governments. These payments were charged against the provision that was previously established to cover the costs of the settlement.

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

                                EXXON CORPORATION


    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    By final award, dated July 2, 1999, preceded by an interim award in 1996, an arbitral tribunal established the full amount of the compensation for the excess gas. This amount has now been paid, but the Dutch affiliate is seeking to have the award set aside. Other substantive matters remain outstanding, including recovery of royalties paid on such excess gas and the taxes payable on the final compensation amount. The net financial impact on the corporation of these items is not possible to predict at this time. However, the ultimate outcome is not expected to have a materially adverse effect upon the corporation's operations or financial condition.

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

4.  Nonowner Changes in Shareholders' Equity

    The total nonowner changes in shareholders' equity for the three months ended September 30, 1999 and 1998 were $2,059 million and $1,978 million, respectively. The total nonowner changes in shareholders' equity for the nine months ended September 30, 1999 and 1998 were $3,326 million and $5,113 million, respectively. Total nonowner changes in shareholders' equity include net income and the change in the cumulative foreign exchange translation adjustment and minimum pension liability adjustment components of shareholders' equity.

                                EXXON CORPORATION


    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.  Earnings Per Share

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       __________________   _________________
                                           1999      1998       1999     1998
                                           ____      ____       ____     ____
                                       (millions of dollars, except per share
                                           amounts and shares in millions)
NET INCOME PER COMMON SHARE
Income before cumulative effect of
  accounting change                      $1,500   $1,400      $3,725   $4,910
  Less: Preferred stock dividends             -       (2)         (3)      (8)
                                         ______   ______      ______   ______
Income available to common shares        $1,500   $1,398      $3,722   $4,902
                                         ======   ======      ======   ======

Weighted average number of common shares
  outstanding                             2,428    2,435       2,428    2,443

Net income per common share
  Before cumulative effect of accounting
    change                               $ 0.62   $ 0.58      $ 1.54   $ 2.01
  Cumulative effect of accounting change      -        -           -    (0.03)
                                         ______   ______      ______   ______
  Net income                             $ 0.62   $ 0.58      $ 1.54   $ 1.98
                                         ======   ======      ======   ======
NET INCOME PER COMMON SHARE
  - ASSUMING DILUTION
Income before cumulative effect of
  accounting change                      $1,500   $1,400      $3,725   $4,910

Weighted average number of common shares
  outstanding                             2,428    2,435       2,428    2,443
  Plus:  Issued on assumed exercise of
         stock options                       27       26          26       26
  Plus:  Assumed conversion of preferred
         stock                                1        4           1        4
                                         ______   ______      ______   ______
Weighted average number of common shares
  outstanding                             2,456    2,465       2,455    2,473
                                         ======   ======      ======   ======
Net income per common share
  Before cumulative effect of accounting
    change                               $ 0.61   $ 0.58      $ 1.52   $ 1.99
  Cumulative effect of accounting change      -        -           -    (0.03)
                                         ______   ______      ______   ______
  Net income                             $ 0.61   $ 0.58      $ 1.52   $ 1.96
                                         ======   ======      ======   ======

                                 EXXON CORPORATION


    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.  Disclosures about Segments and Related Information

                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                        __________________    _________________
                                            1999      1998     1999        1998
                                            ____      ____     ____        ____
                                                (millions of dollars)
EARNINGS AFTER INCOME TAX
(Before the cumulative effect of
   accounting change)
  Exploration and Production
    United States                        $   451   $   211    $   856   $   625
    Non-U.S.                                 563       274      1,488     1,454
  Refining and Marketing
    United States                            118       142        214       468
    Non-U.S.                                  19       439        207     1,347
  Chemicals
    United States                            187       181        545       579
    Non-U.S.                                 116       120        337       391
  All Other                                   46        33         78        46
                                         _______   _______    _______   _______
  Corporate Total                        $ 1,500   $ 1,400    $ 3,725   $ 4,910
                                         =======   =======    =======   =======
SALES AND OTHER OPERATING REVENUE
  Exploration and Production
    United States                        $   655   $   524    $ 1,689   $ 1,703
    Non-U.S.                               2,038     1,616      5,442     5,702
  Refining and Marketing
    United States                          5,340     3,619     13,193    11,870
    Non-U.S.                              21,732    19,412     59,667    58,154
  Chemicals
    United States                          1,381     1,119      3,668     3,542
    Non-U.S.                               1,399     1,407      3,726     4,446
  All Other                                  230       210        625       630
                                         _______   _______    _______   _______
  Corporate Total                        $32,775   $27,907    $88,010   $86,047
                                         =======   =======    =======   =======
INTERSEGMENT REVENUE
  Exploration and Production
    United States                        $   954   $   603    $ 2,215   $ 1,887
    Non-U.S.                                 878       606      2,201     1,913
  Refining and Marketing
    United States                            470       346      1,165     1,094
    Non-U.S.                                 650       539      1,676     1,599
  Chemicals
    United States                            308       405        909     1,211
    Non-U.S.                                 226       182        559       555
  All Other                                   26        32         82       101

                                  EXXON CORPORATION

7.  Restructuring Charge

    In the first quarter of 1999 the company recorded a $120 million after-tax charge for the restructuring of Japanese refining and marketing operations in its wholly owned Esso Sekiyu K.K. and 50.1 percent owned General Sekiyu K.K. affiliates. The restructuring resulted in the reduction of approximately 700 administrative, financial, logistics and marketing service employee positions during the quarter. The Japanese affiliates recorded a combined charge of $216 million (before tax) to selling, general and administrative expenses for the employee related costs. Substantially all cash expenditures anticipated in the restructuring provision have been paid as of September 30, 1999. General Sekiyu also recorded a $211 million (before tax) charge to depreciation and depletion for the write-off of costs associated with the cancellation of a power plant project at the Kawasaki terminal.

                                 EXXON CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

                                              Third Quarter   First Nine Months
                                            _______________  __________________
                                              1999    1998       1999     1998
                                              ____    ____       ____     ____
                                                   (millions of dollars)
Petroleum and natural gas
   Exploration and production
     United States                          $  451  $  211     $  856   $  625
     Non-U.S.                                  563     274      1,488    1,454
   Refining and marketing
     United States                             118     142        214      468
     Non-U.S.                                   19     439        207    1,347
                                            ______  ______     ______   ______
Total petroleum and natural gas              1,151   1,066      2,765    3,894
Chemicals
     United States                             187     181        545      579
     Non-U.S.                                  116     120        337      391
Other operations                               108     102        290      294
Corporate and financing                        (62)    (69)      (212)    (248)
                                            ______  ______     ______   ______
Earnings before accounting change           $1,500  $1,400     $3,725   $4,910
Cumulative effect of accounting change           0       0          0      (70)
                                            ______  ______     ______   ______
NET INCOME                                  $1,500  $1,400     $3,725   $4,840
                                            ======  ======     ======   ======

THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER 1998

Exxon Corporation estimated third quarter 1999 net income of $1,500 million, up 7 percent from $1,400 million in the third quarter of 1998. On a per share basis, quarterly net income was $0.61 per share compared to $0.58 per share in last year's third quarter.

Exxon's net income of $1.5 billion increased $100 million from the third quarter of 1998. The improvement was driven by higher crude prices, which were up about $8 per barrel on average. Upstream earnings more than doubled compared to last year's third quarter and represented the highest third quarter upstream results in 15 years. Record chemicals sales volumes and reduced operating expenses across the segments also benefited earnings. However, depressed downstream margins in all geographic areas, weaker chemicals margins and lower coal prices continued to negatively affect total results. Unfavorable foreign exchange effects also lowered earnings. With the improvement in oil prices, third quarter results exceeded the second quarter of 1999 by $295 million or 24 percent, in contrast to the seasonal earnings decline normally seen from the second to the third quarter of each year.

                                 EXXON CORPORATION


Third quarter crude oil prices were up about $5 per barrel from the second quarter of this year. U.S. gas prices also improved almost $0.50 per kcf (thousand cubic feet) from the second quarter. However, natural gas prices were still depressed in Europe as the impact of rising crude and petroleum product reference prices have not yet been reflected in contractual prices. As crude prices increased rapidly during the quarter, downstream earnings decreased substantially versus the same period last year, reflecting the inability to raise product prices in line with rising crude prices. Downstream margins in all markets were depressed. International downstream earnings were also adversely affected by foreign exchange effects. As a result of these factors, third quarter downstream earnings, excluding non-recurring items, were the lowest quarterly results in over a decade. Chemicals earnings were up slightly, as record quarterly sales volumes and lower operating expenses offset the impact of higher feedstock costs which depressed margins. Earnings from other operations also improved slightly due to higher copper prices and volumes and lower operating expenses.

During the quarter, Exxon continued its active investment program, spending nearly $2.0 billion on capital and exploration projects.

OTHER COMMENTS ON THIRD QUARTER COMPARISON

Exploration and production earnings benefited from rising crude oil prices, which averaged about $8 per barrel more than the third quarter of 1998. Natural gas prices were higher in the U.S., but were lower in Europe. Exploration and producing expenses were reduced versus the prior year.

Liquids production decreased to 1,514 kbd (thousand barrels per day) compared to 1,553 kbd in the third quarter of 1998, primarily due to lower liftings in Alaska, Malaysia and Canada. The decline was partly offset by production from new developments in the North Sea, the Gulf of Mexico and Azerbaijan. Fourth quarter production is expected to increase due to the start-up of new developments in Norway. Production from the Balder field began at the end of September and the Jotun development started up at the end of October. Third quarter natural gas production of 5,078 mcfd (million cubic feet per day) was down 129 mcfd from the prior year.

Earnings from U.S. exploration and production were $451 million, an increase of $240 million from last year. Outside the U.S., earnings from exploration and production were $563 million, an increase of $289 million from the third quarter of 1998.

Petroleum product sales of 5,431 kbd equaled last year's record third quarter results. Downstream earnings declined as petroleum product prices were not able to keep up with the steep increase in crude costs during the quarter. Downstream earnings outside the U.S. were also adversely affected by unfavorable foreign exchange effects.

In the U.S., refining and marketing earnings were $118 million, down $24 million from the prior year. Refining and marketing operations outside the U.S. earned $19 million, a decrease of $420 million from 1998.

                                 EXXON CORPORATION

Chemicals earnings were $303 million compared with $301 million in the same quarter a year ago. Margins were compressed as feedstock costs increased faster than product prices. Prime product sales volumes of 4,596 kt (thousand metric tons) established a quarterly record and were 6 percent higher than the same period a year ago. Chemicals operating expenses were reduced from the prior year.

Earnings from other operations, including coal, minerals and power, totaled $108 million, compared to $102 million in the third quarter of 1998. Earnings improved on higher copper prices and volumes and continued reductions in operating expenses.

Corporate and financing expenses of $62 million compared with $69 million in the third quarter of last year.

During the third quarter of 1999, Exxon purchased 1.0 million shares of its common stock for the treasury at a cost of $84 million, representing a continuation of purchases to offset shares issued in conjunction with the Company's benefit plans and programs. Purchases are made in open market and negotiated transactions and may be discontinued at any time. As a consequence of the proposed merger of Exxon and Mobil, the repurchase program to reduce the number of Exxon shares outstanding was discontinued in December of 1998.

FIRST NINE MONTHS 1999 COMPARED WITH FIRST NINE MONTHS 1998

Net income was $3,725 million for the first nine months of 1999, a decrease of 23 percent from the $4,840 million earned in 1998. Net income for the first nine months of 1999 included a $120 million charge for the restructuring of Japanese operations, while the prior year period included a $70 million charge relating to an accounting change. Excluding non-recurring items, net income for the first nine months of 1999 declined 22 percent to $3,845 million or $1.57 per share, compared to $4,910 million or $1.99 per share last year.

Exploration and production earnings have increased due to the improvement in crude prices. Crude oil realizations were up almost $3 per barrel versus the first nine months of 1998. However, European gas prices were about 20 percent lower than the previous year. Liquids production of 1,544 kbd compared to 1,595 kbd in the same period of 1998, primarily due to natural field declines, steps to curtail marginal volumes in the low price environment of the first half of the year and lower liftings in Canada. Partly offsetting this was increased production from new developments in the North Sea, the Gulf of Mexico and Azerbaijan. Worldwide natural gas production of 6,008 mcfd was essentially unchanged from the prior year. Exploration and producing expenses were reduced from prior year levels.

Earnings from U.S. exploration and production operations for the first nine months were $856 million, an increase of $231 million from 1998. Outside the U.S., exploration and production earnings were $1,488 million, up $34 million from last year.

Petroleum product sales of 5,443 kbd increased 30 kbd over last year, principally due to volume growth in North America. Earnings from U.S. refining and marketing operations were $214 million, down $254 million from 1998, reflecting the inability to pass through higher crude costs to the marketplace. Outside the U.S., refining and marketing earnings for the first nine months, excluding non-recurring items, decreased $1,020 million to $327 million, driven by much lower margins, higher planned maintenance activities and unfavorable foreign exchange effects. Reduced operating expenses provided some offset to these factors.

                                  EXXON CORPORATION

Chemicals earnings totaled $882 million for the first nine months of 1999 compared with $970 million last year. Industry margins declined versus last year due to lower product prices and higher feedstock costs. Prime product sales volumes of 13,428 kt were a record for the first nine months and increased 4 percent over last year. Chemicals earnings also benefited from lower operating expenses.

Earnings from other operations totaled $290 million, a decrease of $4 million from the first nine months of 1998, reflecting depressed copper and coal prices, offset by reduced operating expenses and higher production volumes. 1999 year-to-date production volumes for copper and coal were at record levels. Corporate and financing expenses decreased $36 million to $212 million, reflecting lower tax-related charges. During the period, the company's operating segments continued to benefit from the impact of lower effective tax rates and the favorable resolution of tax-related issues.

Net cash generation before financing activities was $2,650 million in the first nine months of 1999 versus $3,803 million in the same period last year. Operating activities provided net cash of $7,857 million, a decrease of $1,495 million from the prior year influenced by lower net income. Investing activities used net cash of $5,207 million or $342 million less than a year ago, reflecting higher proceeds from asset sales.

Net cash used in financing activities was $2,966 million in the first nine months of 1999 versus $5,760 million in the same period last year, the decrease due to lower purchases of shares of Exxon common stock and an increase in the debt level in the current year versus a reduction in the debt level in the prior year period. During the first nine months of 1999, Exxon purchased 7.5 million shares of its common stock for the treasury at a cost of $579 million, representing a continuation of purchases to offset shares issued in conjunction with the Company's benefit plans and programs. As a consequence of the proposed merger of Exxon and Mobil, the repurchase program to reduce the number of Exxon shares outstanding was discontinued in December of 1998.

Capital and exploration expenditures in this year's first nine months were $6,602 million versus $7,079 million a year ago.

Total debt of $9.2 billion at September 30, 1999 increased $0.5 billion from year-end 1998. The corporation's debt to total capital ratio was 16.8 percent at the end of the third quarter of 1999, compared to 16.2 percent at year-end 1998.

Over the twelve months ended September 30, 1999, return on average shareholders' equity was 12.0 percent. Return on average capital employed, which includes debt, was 10.3 percent over the same time period.

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

Plans for achieving Year 2000 compliance were finalized during 1997, and implementation work has been underway since then. The initial phases of this work, an inventory and assessment of potential problem areas in identified mission critical systems, are complete. The modification and testing phases related to identified mission critical systems are essentially complete. Attention has also been focused on compliance attainment efforts of vendors and others, including key system interfaces with customers and suppliers. Most key suppliers and business partners have been contacted for clarification of their Year 2000 plans and over 80 percent have confirmed that compliance plans are in place. Follow-up discussions are being held with key suppliers when necessary to gain satisfaction on their state of readiness. These reviews will continue through 1999. Testing of critical third party products and services is underway, including such areas as process control systems, credit card processing, banking transactions and telecommunications.

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

Exxon operating sites around the world, including those in developing countries, are working with key suppliers in their respective countries to address Year 2000 issues. In addition, Year 2000 Business Contingency Guidelines are being used by operating organizations and affiliates, and include specific reference to areas such as transportation, telecommunications and utility services. Existing site contingency plans are being updated in order to attempt to mitigate the extent of potential disruption to business operations. This work is essentially complete with refinement of contingency plans continuing through 1999.

                                 EXXON CORPORATION

Through September 30, 1999, about $225 million of costs had been incurred in the corporation's efforts to achieve Year 2000 compliant systems. The total cost to the corporation of achieving Year 2000 compliant systems is currently estimated to be $230 to $250 million, primarily over the 1997-1999 timeframe, and is not expected to be a material incremental cost impacting Exxon's operations, financial condition or liquidity.

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

                                  EXXON CORPORATION



                                    SPECIAL ITEMS
                                    _____________

                                        Third Quarter       First Nine Months
                                      _________________   _____________________
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
                                       ======   ======      ======    ======

                                 EXXON CORPORATION


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Information about market risks for the nine months ended September 30, 1999 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 1998.


                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Refer to the relevant portions of Note 3 on pages 7 and 8 of this Quarterly Report on Form 10-Q for information on legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K

   a)    Exhibits

         Exhibit 3(i) - Registrant's Restated Certificate of Incorporation, as
                        restated September 15, 1999.

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



                                              EXXON CORPORATION




Date: November 12, 1999                    /s/    DONALD D. HUMPHREYS
                               _______________________________________________
                               Donald D. Humphreys, Vice President, Controller
                                        and Principal Accounting Officer

                                    EXXON CORPORATION

                                       FORM 10-Q

                       FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                    INDEX TO EXHIBITS



3(i). Registrant's Restated Certificate of Incorporation, as restated September 15, 1999.

27. Financial Data Schedule (included only in the electronic filing of this document).