Form 10-K
period 1999-12-31
EXXON MOBIL CORP
filed 2000-03-23
CIK 34088

                                     1999
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                      OR
    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from         to
                         Commission File Number 1-2256

                            EXXON MOBIL CORPORATION

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
          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
                 Title of Each Class                     on Which Registered
                 -------------------                   -----------------------
Common Stock, without par value (3,479,892,054 shares
 outstanding at February 29, 2000)                     New York Stock Exchange
Registered securities guaranteed by Registrant:
 SeaRiver Maritime Financial Holdings, Inc.
  Twenty-Five Year Debt Securities due October 1, 2011 New York Stock Exchange
 Exxon Capital Corporation
  Twelve Year 6% Notes due July 1, 2005                New York Stock Exchange

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---   ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            -----

  The aggregate market value of the voting stock held by non-affiliates of the registrant on February 29, 2000, based on the closing price on that date of $75 5/16 on the New York Stock Exchange composite tape, was in excess of $262 billion.

  Documents Incorporated by Reference:
         1999 Annual Report to Shareholders (Parts I, II and IV)
         Proxy Statement for the 2000 Annual Meeting of Shareholders (Part III)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            EXXON MOBIL CORPORATION
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                          Page
                                                                         Number
                                                                         ------
                                     PART I
 Item 1.  Business.....................................................    1-2
 Item 2.  Properties...................................................   2-14
 Item 3.  Legal Proceedings............................................     14
 Item 4.  Submission of Matters to a Vote of Security Holders..........     14
 Executive Officers of the Registrant [pursuant to Instruction 3 to Reg-
  ulation S-K, Item 401(b)].............................................    15

                                    PART II

 Item 5.  Market for Registrant's Common Stock and Related Shareholder
          Matters......................................................     16
 Item 6.  Selected Financial Data......................................     16
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................     16
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk...     16
 Item 8.  Financial Statements and Supplementary Data..................     17
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure.....................................     17

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant...........     17
 Item 11. Executive Compensation.......................................     17
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management...................................................     17
 Item 13. Certain Relationships and Related Transactions...............     17

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form
          8-K..........................................................     17
 Signatures............................................................. 18-20
 Index to Financial Statements..........................................    21
 Index to Exhibits......................................................    22

                                    PART I
Item 1. Business.

  Exxon Mobil Corporation ("ExxonMobil"), formerly named Exxon Corporation, was incorporated in the State of New Jersey in 1882.

  On December 1, 1998, Exxon Corporation ("Exxon") and Mobil Corporation ("Mobil") signed an agreement to merge the two companies subject to shareholder approval, regulatory reviews and other conditions. On November 30, 1999, pursuant to the agreement, a wholly-owned subsidiary of Exxon was merged with and into Mobil so that Mobil became a wholly-owned subsidiary of Exxon. At the same time, Exxon changed its name to Exxon Mobil Corporation. Under the terms of the agreement, approximately 1.0 billion shares of ExxonMobil common stock were issued in exchange for all the outstanding shares of Mobil common stock based on an exchange ratio of 1.32015 ExxonMobil shares for each Mobil share. Each outstanding share of Mobil preferred stock was converted into one share of a new class of ExxonMobil preferred stock. Following the exchange, former shareholders of Exxon owned approximately 70 percent of the combined company and former Mobil shareholders owned approximately 30 percent.

  Coincident with the merger, ExxonMobil announced a new organization structure built on a concept of eleven separate global businesses designed to allow the company to compete more effectively in a changing worldwide energy industry: five global upstream businesses--Exploration, Development, Production, Gas Marketing and Upstream Research, four downstream businesses-- Refining and Supply, Fuels Marketing, Lubricants and Petroleum Specialties, and Technology, plus a Chemical company and a Coal and Minerals company.

  Divisions and affiliated companies of ExxonMobil operate or market products in the United States and about 200 other countries. Their principal business is energy, involving exploration for, and production of, crude oil and natural gas, manufacturing of petroleum products and transportation and sale of crude oil, natural gas and petroleum products. ExxonMobil is a major manufacturer and marketer of basic petrochemicals, including olefins, aromatics, polyethylene and polypropylene plastics and a wide variety of specialty products. ExxonMobil is engaged in exploration for, and mining and sale of coal, copper and other minerals. ExxonMobil also has interests in electric power generation facilities. Affiliates of ExxonMobil conduct extensive research programs in support of these businesses.

  Exxon Mobil Corporation has several divisions and hundreds of affiliates, many with names that include ExxonMobil, Exxon, Esso or Mobil. For convenience and simplicity, in this report the terms ExxonMobil, Exxon, Esso and Mobil, as well as the terms corporation, company, our, we and its, are sometimes used as abbreviated references to specific affiliates or groups of affiliates. The precise meaning depends on the context in question.

  In 1999, the corporation spent $2,052 million (of which $650 million were capital expenditures) on environmental conservation projects and expenses worldwide, mostly dealing with air and water conservation. Total expenditures for such activities are expected to be about $2.0 billion in both 2000 and 2001 (with capital expenditures representing about 25 percent of the total).

  Operating data and industry segment information for the corporation are contained on pages F31, F32, F38 and F39; information on oil and gas reserves is contained on pages F35 and F36 and information on company-sponsored research and development activities is contained on page F20 of the accompanying financial section of the 1999 Annual Report to shareholders.*
--------
  *Only the data appearing on pages F2 and F6 through F39 of the accompanying financial section of the 1999 Annual Report to shareholders, incorporated in this report as Exhibit 13, are deemed to be filed as part of this Annual Report on Form 10-K as indicated under Items 1, 2, 3, 5, 6, 7, 7A, 8 and 14 and on page 21.

Factors Affecting Future Results
--------------------------------

Competitive Factors: The energy and petrochemical industries are highly competitive. There is competition within the industries and also with other industries in supplying the energy, fuel and chemical needs of industry and individual consumers. The corporation competes with other firms in the sale or purchase of various goods or services in many national and international markets and employs all methods of competition which are lawful and appropriate for such purposes.

Political Factors: The operations and earnings of the corporation and its affiliates throughout the world have been, and may in the future be, affected from time to time in varying degree by political instability and by other political developments and laws and regulations, such as forced divestiture of assets; restrictions on production, imports and exports; price controls; tax increases and retroactive tax claims; expropriation of property; cancellation of contract rights and environmental regulations. Both the likelihood of such occurrences and their overall effect upon the corporation vary greatly from country to country and are not predictable.

Industry and Economic Factors: The operations and earnings of the corporation and its affiliates throughout the world are also affected by local, regional and global events or conditions that affect supply and demand for oil, natural gas, petroleum products, petrochemicals and other ExxonMobil products. These events or conditions are generally not predictable and include, among other things, the development of new supply sources; supply disruptions; weather; international political events; technological advances; changes in demographics and consumer preferences and the competitiveness of alternative energy sources or product substitutes.

Project Factors: The advancement, cost and results of particular ExxonMobil projects also depend on the outcome of negotiations with partners, governments, suppliers, customers or others; changes in operating conditions or costs and the occurrence of unforeseen technical difficulties.

Merger-Related Factors: Realization of the benefits of the merger will depend, among other things, upon management's ability to integrate the businesses of Exxon and Mobil successfully and on schedule. Future results could also be affected by the diversion of management's focus and resources from other strategic opportunities during the merger integration process.

Market Risk Factors: See also page F9 and F10 of the accompanying financial section of the 1999 Annual Report to shareholders for discussion of the impact of market risks, inflation and other uncertainties.

  Projections, estimates and descriptions of ExxonMobil's plans and objectives included or incorporated in Items 1, 2, 7 and 7A of this report are forward-looking statements. Actual project completion dates, production rates, capital expenditures, costs and business plans could differ materially due to, among other things, the factors discussed above and elsewhere in this report.

Item 2. Properties.

  Part of the information in response to this item and to the Securities Exchange Act Industry Guide 2 is contained in the accompanying financial section of the 1999 Annual Report to shareholders in Note 11, which note appears on page F22, and on pages F33 through F37 and F39.

Information with regard to oil and gas producing activities follows:
--------------------------------------------------------------------
1. Net Reserves of Crude Oil and Natural Gas Liquids (millions of barrels) and Natural Gas (billions of cubic feet) at Year-End 1999

  Estimated proved reserves are shown on pages F35 and F36 of the accompanying financial section of the 1999 Annual Report to shareholders. No major discovery or other favorable or adverse event has occurred since December 31, 1999, that would cause a significant change in the estimated proved reserves as of that date. For information on the standardized measure of discounted future net cash flows relating to proved oil and gas reserves, see page F37 of the accompanying financial section of the 1999 Annual Report to shareholders.

2. Estimates of Total Net Proved Oil and Gas Reserves Filed with Other Federal Agencies

  During 1999, Exxon and Mobil filed proved reserves estimates with the U.S. Department of Energy on Forms EIA-23 and EIA-28. The information is consistent with the Exxon and Mobil 1998 Annual Reports to shareholders with the exception of EIA-23 which covered total oil and gas reserves from Exxon- and Mobil-operated properties in the United States and does not include gas plant liquids. The differences between the oil reserves and gas reserves reported on EIA-23 and those reported in the 1998 Annual Reports exceed five percent.

3. Average Sales Prices and Production Costs per Unit of Production

  Incorporated by reference to page F33 of the accompanying financial section of the 1999 Annual Report to shareholders. Average sales prices have been calculated by using sales quantities from our own production as the divisor. Average production costs have been computed by using net production quantities for the divisor. The volumes of crude oil and natural gas liquids (NGL) production used for this computation are shown in the reserves table on page F35 of the accompanying financial section of the 1999 Annual Report to shareholders. The net production volumes of natural gas available for sale by the producing function used in this calculation are shown on page F39 of the accompanying financial section of the 1999 Annual Report to shareholders. The volumes of natural gas were converted to oil-equivalent barrels based on a conversion factor of six thousand cubic feet per barrel.

4. Gross and Net Productive Wells

                                                            Year-End 1999
                                                      --------------------------
                                                           Oil          Gas
                                                      ------------- ------------
                                                      Gross   Net   Gross   Net
                                                      ------ ------ ------ -----
   United States..................................... 37,880 13,708 10,047 4,624
   Canada............................................  7,320  5,164  4,763 2,388
   Europe............................................  1,859    621  1,362   505
   Asia-Pacific......................................  1,440    541    684   261
   Other.............................................  1,216    254    117    36
                                                      ------ ------ ------ -----
    Total............................................ 49,715 20,288 16,973 7,814
                                                      ====== ====== ====== =====

5. Gross and Net Developed Acreage

                                                               Year-End 1999
                                                            --------------------
                                                              Gross        Net
                                                            ---------     ------
                                                            (Thousands of acres)
   United States..........................................      9,168      5,894
   Canada.................................................      4,619      2,429
   Europe.................................................     13,364      5,190
   Asia-Pacific...........................................      3,823      1,487
   Other..................................................     10,161      2,198
                                                             --------     ------
    Total.................................................     41,135     17,198
                                                             ========     ======

  Note: Separate acreage data for oil and gas are not maintained because, in many instances, both are produced from the same acreage.

6. Gross and Net Undeveloped Acreage

                                                               Year-End 1999
                                                           ---------------------
                                                             Gross         Net
                                                           ---------   ---------
                                                           (Thousands of acres)
   United States..........................................     11,895      7,780
   Canada.................................................     22,308     11,401
   Europe.................................................     23,903      8,268
   Asia-Pacific...........................................     61,829     33,955
   Other..................................................    125,283     61,147
                                                           ---------- ----------
    Total.................................................    245,218    122,551
                                                           ========== ==========

7. Summary of Acreage Terms in Key Areas

UNITED STATES

  Oil and gas exploration leases are acquired for varying periods of time, ranging from one to ten years. Producing leases normally remain in effect until production ceases. In some instances, a "fee interest" is acquired where both the surface and the underlying mineral interests are owned outright.

CANADA

  Exploration permits are granted for varying periods of time with renewals possible. Production leases are held as long as there is production on the lease. The majority of Cold Lake leases were taken for an initial 21-year term in 1968-1969 and renewed for a second 21-year term in 1989-1990. The exploration acreage in Eastern Canada is currently held by work commitments of various amounts.

EUROPE

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

  Germany

  Exploration concessions are granted for an initial period of five years with possible extensions of up to three years at a time for an indefinite period. Extensions are subject to specific, minimum work commitments. Production licenses are held as long as there is production on the license.

  Netherlands

  Onshore: Exploration drilling permits are issued for a period of two to five years. Permits issued after 1996 are issued for a period of time necessary to perform the activities for which the permit is issued. Production concessions are granted after discoveries have been made, under conditions that are negotiated with the government. Normally, they are field-life concessions covering an area defined by hydrocarbon occurrences.

  Offshore: Prospecting licenses issued prior to March 1976 are for a 15-year period, with relinquishment of about 50 percent of the original area required at the end of ten years. Current licenses are for a period of time necessary to perform the activities for which the permit is issued. For commercial discoveries within a prospecting license, a production license is issued for a 40-year period.

  Norway

  Licenses issued prior to 1972 were for a total period of 46 years, with relinquishment of at least one-fourth of the original area required at the end of the sixth year and another one-fourth at the end of the ninth year. Licenses issued between 1972 and 1997 were for a total period of 36 years, with relinquishment of at least one-half of the original area required at the end of the sixth year. Licenses issued after July 1, 1997 are for a total period of 40 years, with a possible extension to 60 years, and with relinquishment of at least one-half of the original area required at the end of the initial period of six years.

  United Kingdom

  Acreage terms are fixed by the government but are periodically changed. For example, the regulations governing licenses issued between 1996 and 1998 provide for an initial term of three years with possible extensions of six, fifteen and twenty-four years for a license period of forty-five more years. After the second extension, the license must be surrendered in part. From 1999 onward, the initial term is four years, which may be continued for another three years. After possible surrender of acreage, the license may continue for thirty more years.

ASIA-PACIFIC

  Australia

  Onshore: Acreage terms are fixed by the individual state and territory governments. These terms and conditions vary significantly between the various states and territories. Exploration permits are normally granted for an initial period of between two to six years, that term being provided by legislation in some states and territories and being fixed by the Minister in others. Renewal periods vary but are available, as of right in some jurisdictions and at the Minister's discretion in others, with mandatory relinquishment applying in some states and territories. Production licenses in South Australia are granted for an initial term of 21 years, with subsequent renewals, each for 21 years, for the full area. Production licenses in Queensland are granted for varying periods consistent with expected field lives, with renewals on a similar basis.

  Offshore: Within the three nautical mile limit offshore acreage terms are governed by state authorities. For areas beyond that limit, the duration of a tenement is fixed by federal legislation. The conditions applying to those tenements arise from both legislation and the additional conditions imposed by the Joint Authority, which is a body constituted by the federal minister and the relevant state or territory minister. Exploration permits are granted for six years with possible renewals of five year periods. A fifty percent relinquishment of remaining area is mandatory at the end of each period. Retention leases are granted for periods of five years and can be subject to review at any time during the term, if the Joint Authority considers that the resource might have become commercial. Retention leases can be renewed for five year periods subject to the applicant establishing that recovery is still not commercially viable but is likely to become so within 15 years. Production licenses granted prior to September 1, 1998 were initially for 21 years, with a further renewal of 21 years and thereafter at the discretion of the Joint Authority. Production licenses granted after September 1, 1998 are granted for an indefinite period, effectively the life of the field. If no operations for the recovery of petroleum have been carried on for five years, the production license may be terminated.

  Indonesia

  Exploration and production activities are governed by production sharing contracts negotiated with the national oil company. The more recent contracts have an overall term of 30 years with possible extensions in some contracts. The initial exploration period is from six to ten years.

  Malaysia

  Exploration and production activities are governed by production sharing contracts negotiated with the national oil company. The more recent contracts have an overall term of 24 to 37 years with possible extensions to the exploration or development periods. The exploration period is five to seven years with the possibility of extensions, after which time areas with no commercial discoveries must be relinquished. The development period is four to five years from commercial discovery, with the possibility of extensions under special circumstances. Areas from which commercial production has not started by the end of the development period must be relinquished if no extension is granted. The total production period is 15 to 25 years from first commercial lifting, not to exceed the overall term of the current contract.

  Papua New Guinea

  Exploration permits are granted for an initial term of six years with renewals of five years. A 50 percent relinquishment is mandatory at the end of the first term. Production licenses are granted for an initial 25-year period. Renewals of up to 20 years may be granted at the Minister's discretion. Petroleum retention licenses are granted for five-year terms, renewable twice for a maximum retention time of 15 years.

  Thailand

  The company's concessions and the Petroleum Act of 1972 allow production for 30 years (through 2021) with a possible ten-year extension at terms generally prevalent at the time.

OTHER COUNTRIES

  Angola

  Exploration and production activities are governed by production sharing agreements negotiated with the national oil company. The exploration period generally consists of four years and an optional phase of two years with no relinquishment requirement after the first phase. The production period (which includes development) is for 25 years.

  Argentina

  Production licenses are typically for 30 years (20 years with one 10-year extension), preceded by two exploration phases of two years each, with a one year extension available for each exploration phase.

  Azerbaijan

  The Production Sharing Agreement (PSA) between the Azerbaijan International Operating Company (AIOC) and the Republic of Azerbaijan for the development of the Megastructure is established for an initial period of 30 years starting from the PSA effective date in 1994.

  Other exploration and production activities are governed by production sharing agreements negotiated with the national oil company. The exploration period consists of three or four years with the possibility of a two-year extension or three-year extension. The production period, which includes development, is for 25 years or 35 years with the possibility of one or more five-year extensions.

  Equatorial Guinea

  Exploration and production activities are governed by production sharing contracts negotiated with the state Ministry of Mines and Energy. The exploration term is for 10 to 15 years with limited relinquishments in the absence of commercial discoveries. The production period for crude is 30 years while the production period for gas is 50 years.

  Kazakhstan

  Onshore: Exploration and production activities are governed by a joint-venture agreement negotiated with the Republic of Kazakhstan. Existing production operations have a 40-year production period that commenced in 1993.

  Offshore: Exploration and production activities are governed by a production sharing agreement negotiated with the Republic of Kazakhstan. The exploration period consists of six years with the possibility of a two-year extension. The production period, which includes development, is for 20 years with the possibility of two 10-year extensions.

  Nigeria

  Exploration licenses are no longer granted in Nigeria.

  Exploration and production activities in the deepwater offshore areas are typically governed by production sharing contracts (PSCs) with either the national oil company or by joint ventures. The terms of the contracts are generally 30 years, including a 10-year exploration period (six-year initial exploration phase plus a four-year optional period) with no required relinquishment after the initial phase and a 20-year production period that may be extended. Some exploration activities are carried out in deepwater by joint ventures with indigenous companies holding interests in an oil prospecting license (OPL). OPLs in deepwater offshore areas are valid for 10 years and are non-renewable, while in all other areas the licenses are for five years and also are non-renewable. Demonstrating a commercial discovery is the basis for conversion of an OPL to an oil mining license (OML).

  OMLs granted prior to the 1969 Petroleum Act, (i.e. under the Mineral Oils Act 1914, repealed by the 1969 Petroleum Act) were for 30 years onshore and 40 years in offshore areas and are renewable upon 12 months written notice, for further periods of 30 and 40 years, respectively.

  OMLs granted under the 1969 Petroleum Act have a maximum term of 20 years without distinction for on- or offshore location and are renewable, upon 12 months written notice, for another period of 20 years. However, all such OMLs are also subject to a mandatory 50 percent relinquishment, after the first 10 years of their duration.

  In all cases, renewal of OMLs is almost certain if lessee satisfies three conditions, namely, lessee: i) gives the requisite notice within the minimum stipulated period; ii) has paid up to date all rentals, royalties and fees and
iii) has fulfilled all lessee's obligations under the OML.

  Qatar

  The Government of Qatar grants to LNG projects offshore concessions within Qatar's North field to permit the economic development and production of sufficient gas to satisfy the LNG sales obligations of these projects.

  Republic of Yemen

  Production sharing agreements (PSAs) negotiated with the government entitle the company to participate in exploration operations within a designated area during the exploration period. In the event of a commercial oil discovery, the company is entitled to proceed with development and production operations during the development period. The length of these periods and other specific terms are negotiated prior to executing the production sharing agreement. Existing production operations have a development period extending 20 years from first commercial declaration (made in November 1985 for the Marib PSA and June 1995 for the Jannah PSA).

  Venezuela

  Exploration and production activities are governed by contracts negotiated with the national oil company. Exploration activity is covered by risk/profit sharing contracts where exploration blocks were awarded for 35 years. Production licenses are awarded for 20 years under production service agreements.

  Strategic association agreements (such as the Cerro Negro project) are limited to those projects that require vertical integration. Licenses are awarded for 35 years. Negotiations by the parties require Venezuelan congressional approval.

8. Number of Net Productive and Dry Wells Drilled

                                                                1999  1998  1997
                                                                ----  ----  ----
A. Net Productive Exploratory Wells Drilled
  United States................................................  16     23    22
  Canada.......................................................   4     18    32
  Europe.......................................................   7      8    11
  Asia-Pacific.................................................   4     19    10
  Other........................................................   9     14     5
                                                                ---  ----- -----
   Total.......................................................  40     82    80
                                                                ---  ----- -----
B. Net Dry Exploratory Wells Drilled
  United States................................................  11     20     8
  Canada.......................................................   2      9    10
  Europe.......................................................   5     11    13
  Asia-Pacific.................................................  10     15     5
  Other........................................................   3      9    10
                                                                ---  ----- -----
   Total.......................................................  31     64    46
                                                                ---  ----- -----
C. Net Productive Development Wells Drilled
  United States................................................ 419    629   457
  Canada....................................................... 308    149   603
  Europe.......................................................  51     54    41
  Asia-Pacific.................................................  47     69    72
  Other........................................................  42     32    46
                                                                ---  ----- -----
   Total....................................................... 867    933 1,219
                                                                ---  ----- -----
D. Net Dry Development Wells Drilled
  United States................................................  16     21    22
  Canada.......................................................  12      8    22
  Europe.......................................................   2      4     2
  Asia-Pacific.................................................  --      3     3
  Other........................................................   1      2     1
                                                                ---  ----- -----
   Total.......................................................  31     38    50
                                                                ---  ----- -----
  Total number of net wells drilled............................ 969  1,117 1,395
                                                                ===  ===== =====

9. Present Activities

A. Wells Drilling -- Year-End 1999

                                                                       Gross Net
                                                                       ----- ---
  United States.......................................................   77   33
  Canada..............................................................   14   13
  Europe..............................................................   24    8
  Asia-Pacific........................................................    7    3
  Other...............................................................   27   10
                                                                        ---  ---
    Total.............................................................  149   67
                                                                        ===  ===

B. Review of Principal Ongoing Activities in Key Areas

  During the first 11 months of 1999, in the United States and outside North America, Exxon's activities were conducted, either directly or through affiliated companies, for exploration by Exxon Exploration Company, for selected development activities by Exxon Upstream Development Company and for producing and other development activities by Exxon Company, U.S.A. and Exxon Company, International. In Canada, Exxon's exploration and production activities were conducted by the Resources Division of Imperial Oil Limited, which is 69.6 percent owned by ExxonMobil.

  During this same period, Mobil conducted exploration, development and production activities in the United States, Canada and worldwide through its various subsidiaries and affiliated companies, including Aera Energy L.L.C. ("Aera"), a joint venture with Shell Oil Company in California.

  Effective December 1, 1999, after the merger of Exxon and Mobil described in
Item 1 was completed, ExxonMobil's activities were conducted, either directly or through affiliated companies, for exploration by ExxonMobil Exploration Company, for selected development activities by ExxonMobil Development Company and for producing and other development activities by ExxonMobil Production Company. Activities conducted by Imperial Oil Limited and Aera remained the same.

  Some of the more significant ongoing activities are:

UNITED STATES

  Exploration and delineation of additional hydrocarbon resources continued. At year-end 1999, ExxonMobil's inventory of undeveloped acreage totaled 7.8 million net acres. ExxonMobil was active in areas onshore and offshore in the lower 48 states and in Alaska. A total of 27.0 net exploration and delineation wells were completed during 1999.

  During 1999, 381.9 net development wells were completed within and around mature fields in the inland lower 48 states.

  Participation in Alaska production and development continued and a total of
12.1 net development wells were drilled in 1999.

  ExxonMobil's net acreage in the Gulf of Mexico at year-end 1999 was 3.8 million acres. A total of 39.4 net exploration and development wells were completed during the year and development continued on several Gulf of Mexico projects in 1999.

  . The Genesis field, located in 2,600 feet water depth, began producing in January 1999 from a deep draft caisson vessel (DDCV). The Ursa field, located in 3,900 feet water depth, began producing in March 1999 from a tension leg platform (TLP). In November 1999, production commenced from the Chinook field.

  . The ExxonMobil-operated Hoover and Diana fields will be jointly developed using a DDCV located in 4,800 feet of water over the Hoover field. Construction and development drilling activities continued in 1999, with a planned start-up of mid-year 2000.

  . The Nile field, located in 3,500 feet water depth, is a subsea satellite development utilizing nearby existing platform facilities. Detailed engineering is underway, with planned production start-up in mid-2001.

  . The ExxonMobil-operated Mica field, located in 4,500 feet water depth, is a subsea satellite development utilizing existing platform facilities. Detailed engineering and construction are underway, with planned production start-up in mid-2001.

  . The ExxonMobil-operated Marshall and Madison fields, located in 4,800 feet water depth, are proposed subsea satellite developments using the Hoover-Diana DDCV facility. Detailed engineering is ongoing, with planned production start-up in 2002.

CANADA

  Gross commercial heavy oil production from Cold Lake averaged 132 thousand barrels per day during 1999. At year end, government approval was received for the next 30 thousand barrel per day expansion. The Sable Offshore Energy Project commenced production in December 1999. Terra Nova is on track for start-up in the first half of 2001.

EUROPE

  France

  ExxonMobil's net acreage at year-end 1999 was 0.9 million net acres, with
0.5 net exploration and development wells completed during the year.

  Germany

  A total of 3.9 million acres were held by ExxonMobil in Germany at year-end, with 7.5 net exploration and development wells drilled and completed during the year. The offshore A6/B4 project commenced development, with start-up expected in 2000.

  Netherlands

  ExxonMobil's interest in licenses totaled 2.8 million net acres at year-end 1999. During 1999, 8.0 net exploration and development wells were drilled.

  During 1999 the D15-FA/FB offshore gas field and the onshore Norg-Zuid and Appelscha fields started up along with the Gaag-II gas plant. The second phase of the Rotterdam oil field development also started up. Construction is in progress on the new onshore gas field Saaksum East.

  Norway

  ExxonMobil's net interest in licenses at year-end 1999 totaled 1.7 million acres, all offshore. ExxonMobil participated in 13.6 net exploration and development well completions in 1999.

  Production was initiated on four developments: Balder, Jotun, Aasgard and Oseberg East. Field development projects for Snorre B, Sygna, Ringhorne and Grane fields are in progress.

  United Kingdom

  During the year ExxonMobil acquired interests in three new blocks. Net acreage was approximately 3.5 million acres at year-end, all offshore. A total of 34.0 net exploration and development wells were completed during the year. There were successful start-ups of the Ketch, Corvette, Buckland, Bell, Jupiter II and Gannet G fields. Several major projects were underway, including Shearwater, Elgin/Franklin, Triton and Cook.

ASIA-PACIFIC

  Australia

  ExxonMobil's net year-end 1999 acreage holdings in Australia totaled 10.4 million acres. ExxonMobil drilled a total of 22.9 net exploration and development wells in Australia in 1999. Production commenced at the Blackback field in 1999.

  Indonesia

  Deliveries of natural gas from the North Sumatra Offshore "A" field commenced in mid-1999. This gas will supplement other local fields to supply gas for Pertamina's P.T. Arun LNG plant. Net acreage was 9.1 million acres at year-end. ExxonMobil participated in 16.5 net exploration and development well completions in 1999.

  Malaysia

  ExxonMobil has interests in production sharing contracts covering 5.8 million net acres offshore Malaysia. During the year, a total of 17.6 net exploration and development wells were completed. Development drilling was successfully completed at Seligi-F and Bekok-A/B platforms, respectively. Currently, Tapis-E development drilling is ongoing.

  Papua New Guinea

  At year-end 1999, ExxonMobil's acreage totaled 3.9 million net acres, with
1.8 net exploration and development wells completed during the year.

  Thailand

  ExxonMobil's net acreage in the Khorat concession totaled 15 thousand net acres at year-end, with 1.6 net exploration and development wells completed during the year.

OTHER COUNTRIES

  Angola

  Development has commenced on Girassol field in Block 17. Development planning is underway for ExxonMobil-operated discoveries in Block 15 and other Block 17 fields. ExxonMobil's net year-end 1999 acreage holdings totaled 4.3 million acres and 3.2 net exploration and development wells were completed during the year.

  Argentina

  ExxonMobil's net acreage totaled 1.3 million acres at year-end, with 4.1 net exploration and development wells completed during the year.

  Azerbaijan

  At year-end 1999, ExxonMobil's net acreage totaled 0.2 million acres, all of which are located in the Caspian Sea offshore of Azerbaijan. Drilling is continuing, with six gross wells (0.5 net) drilled and completed in 1999. Construction was also completed on the Western Route pipeline.

  Equatorial Guinea

  ExxonMobil's net acreage totaled 0.7 million acres at year-end, with 3.6 exploration and development wells completed during the year. Construction is in progress on the Jade development with start-up planned in 2000.

  Kazakhstan

  Construction has started on the Caspian Pipeline Consortium (CPC) pipeline which will be dedicated to transport of Tengiz oil production to the Black Sea. The pipeline will displace the high cost rail and barge transportation now being used. ExxonMobil's net acreage totaled 0.4 million acres at year-end, with 0.8 net exploration and development wells completed during the year.

  Nigeria

  ExxonMobil's net acreage totaled 1.4 million acres at year-end, with 13.5 net exploration and development wells completed during the year. Development activities continue offshore deepwater Nigeria Block 212 at Bonga. A deepwater production sharing contract (PSC) decree was issued by the Nigerian Government in 1999 to legislate PSC fiscal provisions.

  Qatar

  Development activities continued on two major liquefied natural gas (LNG) projects in Qatar, Ras Laffan Liquefied Natural Gas Company, Ltd. (RasGas) and Qatar Liquefied Gas Company, Ltd. (Qatargas). RasGas commenced operations in 1999 following completion of its first LNG train. RasGas has a long-term contract with Korea Gas Corporation for supply of 4.8 MTA (million metric tons per year) of LNG. Train 2 is currently under construction with start-up planned in 2000. RasGas also concluded a 7.5 MTA long-term sales and purchase agreement with Petronet LNG Limited of India. Initial deliveries to Petronet are scheduled to begin in 2003. Qatargas delivered its 200th LNG cargo during 1999 since start-up in 1996. Qatargas has long-term contracts to supply 6 MTA of LNG to gas and electric utilities in Japan. Progress continued on negotiations and marketing activities in 1999 on the Enhanced Gas Utilization project to produce natural gas from Qatar's North Field for supply to domestic and regional industries.

  Republic of Yemen

  ExxonMobil's net acreage in the Republic of Yemen production sharing areas totaled 0.9 million acres onshore at year-end. During the year, 5.5 net exploration and development wells were drilled and completed.

  Venezuela

  The Cerro Negro heavy oil project began production in November 1999. Construction activities on the Upgrader Facility at the Jose Industrial Complex are on schedule for a 2001 start-up. ExxonMobil's net acreage totaled
0.5 million acres at year-end with 19.0 net exploration and development wells completed during the year.

WORLDWIDE EXPLORATION

  Exploration activities were underway in several areas in which ExxonMobil has no established production operations. A total of 60 million net acres were held at year-end, and 3.0 net exploration wells were completed during the year.

Information with regard to mining activities follows:
-----------------------------------------------------
  Syncrude Operations

  Syncrude is a joint-venture established to recover shallow deposits of tar sands using open-pit mining methods, to extract the crude bitumen, and to produce a high-quality, light (32 degree API), sweet, synthetic crude oil. The Syncrude operation, located near Fort McMurray, Alberta, Canada, exploits a portion of the Athabasca Oil Sands Deposit. The location is readily accessible by public road. The produced synthetic crude oil is shipped from the Syncrude site to Edmonton in the Alberta Oil Sands Pipeline owned by the Alberta Energy Company. Since startup in 1978, Syncrude has produced over one billion barrels of synthetic crude oil. Imperial Oil Limited is the owner of a 25 percent interest in the joint-venture. Exxon Mobil Corporation has a 69.6 percent interest in Imperial Oil Limited.

  Operating License and Leases

  Syncrude has an operating license issued by the Province of Alberta which is effective until 2035. This license permits Syncrude to mine tar sands and produce synthetic crude oil from approved development areas on tar sands leases. Syncrude holds eight tar sands leases covering 255,458 acres in the Athabasca Oil Sands Deposit. Issued by the Province of Alberta, leases are automatically renewable as long as tar sands operations are ongoing or the leases are part of an approved development plan. Syncrude leases 17, 22, 10, 12, 34 (containing proven reserves) and 31 (containing no proven reserves) have development plans approved by the Alberta Energy and Utilities Board. Syncrude is filing development plans for the remaining two leases (containing no proven reserves) in order to continue them. There were no known previous commercial operations on these leases prior to the start-up of operations in 1978.

  Operations, Plant and Equipment

  Operations at Syncrude involve three main processes: open pit mining, extraction of crude bitumen and upgrading of crude bitumen into synthetic crude oil. In the Base mine (lease 17), the mining and transportation system uses draglines, bucketwheel reclaimers and belt conveyors. In the North mine (leases 17 and 22) and in the Aurora mine (leases 10, 12 and 34), a truck, shovel and hydrotransport system is used. Production from the Aurora mine is scheduled to begin in 2000. The extraction plant, which separates crude bitumen from sand, processes approximately 480,000 tons of tar sands a day, producing more than 90 million barrels of crude bitumen a year. This represents recovery of 91 percent of the crude bitumen contained in the tar sands.

  Crude bitumen extracted from tar sands is refined to a marketable hydrocarbon product through a combination of carbon removal in large, high-temperature, fluid-coking vessels and by hydrogen addition in high-temperature, high-pressure, hydrocracking vessels. These processes remove carbon and sulfur and reformulate the crude into a low viscosity, high-quality synthetic crude oil product. In 1999 this upgrading process yielded 0.839 barrels of synthetic crude oil per barrel of crude bitumen. Since startup in 1978, the capacity of each of the two fluid cokers has been increased from 72,900 to 114,000 barrels of crude bitumen per day and the hydrocracker capacity has been increased from 40,000 to 55,000 barrels per day. About two thirds of the synthetic crude oil is processed by Edmonton area refineries and the remaining one third is pipelined to refineries in eastern Canada and the mid-western United States. Electricity is provided to Syncrude by a 270 megawatt electricity generating plant located at the Syncrude site. The generating plant is owned by a third party. Imperial Oil Limited's 25 percent share of net investment in plant, property and equipment, including surface mining facilities, transportation equipment and upgrading facilities is $660 million.

  Synthetic Crude Oil Reserves

  The crude bitumen is contained within the unconsolidated sands of the McMurray Formation. Ore bodies are buried beneath 50 to 150 feet of overburden, have bitumen grades ranging from 4 to 14 weight percent and ore thickness of 120 to 160 feet. Estimates of synthetic crude oil reserves are based on detailed geological and engineering assessments of in-place crude bitumen volume, the mining plan, historical extraction recovery and upgrading yield factors, installed plant operating capacity and operating approval limits. The in-place volume, depth and grade are established through extensive and closely spaced core drilling. Proven reserves include the operating Base and North mines and the Aurora mine. In accordance with the approved mining plan, there are an estimated 3,680 million tons of extractable tar sands in the Base and North mines, with an average bitumen grade of 10.4 weight percent. In addition, at the Aurora mine, there are an estimated 1,655 million tons of extractable tar sands at an average bitumen grade of 11.3 weight percent. After deducting royalties payable to the Province of Alberta, Imperial Oil Limited estimates its 25 percent net share of proven reserves is equivalent to 577 million barrels of synthetic crude oil.

              ExxonMobil Share of Net Proven Syncrude Reserves(1)

                                                       Synthetic Crude Oil
                                                 -------------------------------
                                                 Base Mine and
                                                  North Mine   Aurora Mine Total
                                                 ------------- ----------- -----
                                                      (millions of barrels)
January 1, 1999.................................      407          190      597
Revision of previous estimate...................       --           --       --
Production......................................      (20)          --      (20)
                                                      ---          ---      ---
December 31, 1999...............................      387          190      577
                                                      ===          ===      ===

--------
(1) Net reserves are the company's share of reserves after deducting royalties payable to the Province of Alberta.

                Syncrude Operating Statistics (total operation)

                                                  1999  1998  1997  1996  1995
                                                  ----- ----- ----- ----- -----
Operating Statistics
Overburden removed (millions of cubic yards)(1)..  83.8  79.9  47.0  44.9  60.0
Strip Ratio (volume of overburden to volume of
 tar sands)(1)...................................  1.04  1.07  0.62  0.61  0.89

Tar sands mined (million of tons)................ 178.7 165.9 166.7 163.7 164.4
Average bitumen grade (weight percent)...........  10.8  10.7  10.6  10.4  10.4
                                                  ----- ----- ----- ----- -----
Crude bitumen in mined tar sands (millions of
 tons)...........................................  19.3  17.8  17.7  17.0  17.1
Average extraction recovery (percent)............  91.4  91.6  91.0  90.0  90.3
                                                  ----- ----- ----- ----- -----
Crude bitumen production (millions of
 barrels)(2).....................................  99.6  92.1  90.3  86.4  87.4
Average upgrading yield (percent)................  83.9  84.6  84.5  84.2  84.3
                                                  ----- ----- ----- ----- -----
Gross synthetic crude oil produced (millions of
 barrels)........................................  83.6  77.9  76.3  72.9  73.5
ExxonMobil net share (millions of barrels)(3)....    20    19    17    15    16

--------
(1) Includes pre-stripping of mine areas.
(2) Crude bitumen production = crude bitumen in mined tar sands x average extraction recovery x 5.65 bbls/ton bitumen.
(3) Reflects ExxonMobil's 25% interest in production less applicable royalties payable to the Province of Alberta.

Item 3. Legal Proceedings.

  On October 29, 1999, a previously-reported matter, involving allegations by the Pennsylvania Department of Environmental Protection (the "PDEP") that Mobil Oil Corporation had violated the Pennsylvania Tank Act by knowingly delivering products into unregistered tanks, was settled. The PDEP had sought penalties of up to $295,000; the matter was settled with the payment of a $90,000 penalty.

  Refer to the relevant portions of Note 19 on page F29 of the accompanying financial section of the 1999 Annual Report to shareholders for additional information on legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                               ----------------

Executive Officers of the Registrant [pursuant to Instruction 3 to Regulation S-K, Item 401(b)].

                     Age as of
                     March 30,
   Name                2000               Title (Held Office Since)
   ----              --------- ------------------------------------------------
   L. R. Raymond....     61    Chairman of the Board (1993)
   L. A. Noto.......     61    Vice Chairman of the Board (1999)
   R. Dahan.........     58    Senior Vice President (1995)
   H. J. Longwell...     58    Senior Vice President (1995)
   E. A. Renna......     55    Senior Vice President (1999)
   H. R. Cramer.....     49    Vice President (1999)
   M. E. Foster.....     57    President, ExxonMobil Development Company (1999)
   D. D. Humphreys..     52    Vice President and Controller (1997)
   K. T. Koonce.....     61    Vice President (1999)
   C. W. Matthews...     55    Vice President and General Counsel (1995)
   S. R. McGill.....     57    Vice President (1998)
   J. T. McMillan...     63    Vice President (1997)
   S. D. Pryor......     50    Vice President (1999)
   F. A. Risch......     57    Vice President and Treasurer (1999)
   D. S. Sanders....     60    Vice President (1999)
   J. S. Simon......     56    Vice President (1999)
   P. E. Sullivan...     56    Vice President and General Tax Counsel (1995)
   J. L. Thompson...     60    Vice President (1991)
   T. P. Townsend...     63    Vice President -- Investor Relations (1990)
                                and Secretary (1995)

  For at least the past five years, Messrs. Longwell, Matthews, Raymond, Risch, Sullivan, Thompson and Townsend have been employed as executives of the registrant. Mr. Raymond also holds the title of president.

  The following executive officers of the registrant have also served as executives of the subsidiaries, affiliates or divisions of the registrant shown opposite their names during the five years preceding December 31, 1999.

   Esso Italiana S.p.A. ............................... Simon
   Esso Malaysia Berhad................................ Foster and Humphreys
   Esso Production Malaysia Inc. ...................... Foster and Humphreys
   Exxon Chemical Company.............................. Sanders
   Exxon Coal and Minerals Company..................... McMillan
   Exxon Company, International........................ Dahan, McGill and Simon
   Exxon Company, U.S.A................................ Foster and McMillan
   Exxon Upstream Development Company.................. Foster
   Exxon Ventures (CIS) Inc. .......................... Koonce
   ExxonMobil Chemical Company......................... Sanders
   ExxonMobil Coal and Minerals Company................ McMillian
   ExxonMobil Fuels Marketing Company.................. Cramer
   ExxonMobil Gas Marketing Company.................... McGill
   ExxonMobil Lubricants & Petroleum Specialties
    Company............................................ Pryor
   ExxonMobil Production Company....................... Koonce
   ExxonMobil Refining & Supply Company................ Simon
   Mobil Asia Pacific Pty. Ltd. ....................... Pryor
   Mobil Chemical Company.............................. Pryor
   Mobil Corporation................................... Cramer, Noto and Renna
   Mobil Europe and Central Asia Limited............... Cramer
   Mobil Europe Limited................................ Cramer
   Mobil Oil Corporation............................... Pryor and Renna
   Mobil South, Inc. .................................. Cramer

  Officers are generally elected by the Board of Directors at its meeting on the day of each annual election of directors, each such officer to serve until his or her successor has been elected and qualified.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters.

  Incorporated by reference to the quarterly information which appears on page F38 of the accompanying financial section of the 1999 Annual Report to shareholders.

  In accordance with the registrant's 1997 Nonemployee Director Restricted Stock Plan, each newly elected nonemployee director (4 persons) was granted 4,000 shares of restricted stock on November 30, 1999, and each incumbent nonemployee director (13 persons) was granted 600 shares of restricted stock on January 1, 2000. These grants are exempt from registration under bonus stock interpretations such as the "no-action" letter to Pacific Telesis Group (June 30, 1992).

Item 6. Selected Financial Data.

                                             Years Ended December 31,
                                   ---------------------------------------------
                                     1999     1998      1997     1996     1995
                                   -------- --------  -------- -------- --------
                                  (millions of dollars, except per share amounts)
Sales and other operating
 revenue, including excise taxes.  $182,529 $165,627  $197,735 $210,038 $195,200
Net income
  Before cumulative effect of
   accounting change.............  $  7,910 $  8,144  $ 11,732 $ 10,474 $  8,846
  Cumulative effect of accounting
   change........................  $     -- $    (70) $     -- $     -- $     --
                                   -------- --------  -------- -------- --------
  Net income.....................  $  7,910 $  8,074  $ 11,732 $ 10,474 $  8,846
Net income per common share......
  Before cumulative effect of
   accounting change.............  $   2.28 $   2.33  $   3.32 $   2.95 $   2.48
  Cumulative effect of accounting
   change........................  $     -- $  (0.02) $     -- $     -- $     --
                                   -------- --------  -------- -------- --------
  Net income.....................  $   2.28 $   2.31  $   3.32 $   2.95 $   2.48
Net income per common share -
 assuming dilution...............
  Before cumulative effect of
   accounting change.............  $   2.25 $   2.30  $   3.28 $   2.91 $   2.46
  Cumulative effect of accounting
   change........................  $     -- $  (0.02) $     -- $     -- $     --
                                   -------- --------  -------- -------- --------
  Net income.....................  $   2.25 $   2.28  $   3.28 $   2.91 $   2.46
Cash dividends per common share .  $  1.687 $  1.666  $  1.619 $  1.538 $  1.463
Total assets.....................  $144,521 $139,335  $143,751 $146,939 $139,100
Long-term debt...................  $  8,402 $  8,532  $ 10,868 $ 11,986 $ 12,853

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Incorporated by reference to pages F6 through F12 of the accompanying financial section of the 1999 Annual Report to shareholders.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  Incorporated by reference to the section entitled "Market Risks, Inflation and Other Uncertainties" beginning on page F9 excluding the part entitled "Inflation and Other Uncertainties" and to the tenth paragraph of the section entitled "Liquidity and Capital Resources" on page F11 of the accompanying financial section of the 1999 Annual Report to shareholders. All statements other than historical information incorporated in this Item 7A are forward looking statements. The actual impact of future market changes could differ materially due to, among other things, factors discussed in this report.

Item 8. Financial Statements and Supplementary Data.

  Reference is made to the Index to Financial Statements on page 21 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  Incorporated by reference to the sections entitled "Board of Directors
Proposal: Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the registrant's definitive proxy statement for the 2000 annual meeting of shareholders (the "2000 Proxy Statement").

Item 11. Executive Compensation.

  Incorporated by reference to the section entitled "Director Compensation" and the section entitled "Executive Compensation Tables" of the registrant's 2000 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  Incorporated by reference to the section entitled "Director and Executive Officer Stock Ownership" of the registrant's 2000 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

  None.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)  (1) and (a) (2) Financial Statements:
       See Index to Financial Statements on page 21 of this Annual Report on Form 10-K.

  (a)  (3) Exhibits:
       See Index to Exhibits on page 22 of this Annual Report on Form 10-K.

  (b)  Reports on Form 8-K.
       On December 1, 1999, the registrant filed a Current Report on Form 8-K reporting under Item 2 (Acquisition or Disposition of Assets) and Item 5 (Other Events) the consummation of the merger between Exxon Corporation and Mobil Corporation.

       On February 11, 2000, the registrant filed an amendment of its Current Report on Form 8-K filed on December 1, 1999, to include financial statements of businesses acquired and pro forma financial information in accordance with Item 7.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EXXON MOBIL CORPORATION

                                          By:       /s/ LEE R. RAYMOND
                                             ----------------------------------
                                                      (Lee R. Raymond,
                                                   Chairman of the Board)

Dated March 23, 2000

                               ----------------

                               POWER OF ATTORNEY

  Each person whose signature appears below constitutes and appoints Richard
E. Gutman, Paul A. Hanson and Brian A. Maher, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                               ----------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        /s/ LEE R. RAYMOND               Chairman of the Board          March 23, 2000
______________________________________ (Principal Executive Officer)
           (Lee R. Raymond)

        /s/ LUCIO A. NOTO                  Vice Chairman of the Board   March 23, 2000
______________________________________
           (Lucio A. Noto)

      /s/ MICHAEL J. BOSKIN                       Director              March 23, 2000
______________________________________
         (Michael J. Boskin)


          /s/ RENE DAHAN                        Director            March 23, 2000
______________________________________
             (Rene Dahan)

       /s/ WILLIAM T. ESREY                     Director            March 23, 2000
______________________________________
          (William T. Esrey)

       /s/ DONALD V. FITES                      Director            March 23, 2000
______________________________________
          (Donald V. Fites)

           /s/ JESS HAY                         Director            March 23, 2000
______________________________________
              (Jess Hay)

   /s/ CHARLES A. HEIMBOLD, JR.                 Director            March 23, 2000
______________________________________
      (Charles A. Heimbold, Jr.)

      /s/ JAMES R. HOUGHTON                     Director            March 23, 2000
______________________________________
         (James R. Houghton)

      /s/ WILLIAM R. HOWELL                     Director            March 23, 2000
______________________________________
         (William R. Howell)

       /s/ HELENE L. KAPLAN                     Director            March 23, 2000
______________________________________
          (Helene L. Kaplan)

      /s/ REATHA CLARK KING                     Director            March 23, 2000
______________________________________
         (Reatha Clark King)

     /s/ PHILIP E. LIPPINCOTT                   Director            March 23, 2000
______________________________________
        (Philip E. Lippincott)

      /s/ HARRY J. LONGWELL                     Director            March 23, 2000
______________________________________
         (Harry J. Longwell)


       /s/ J. RICHARD MUNRO                     Director            March 23, 2000
______________________________________
          (J. Richard Munro)

    /s/ MARILYN CARLSON NELSON                  Director            March 23, 2000
______________________________________
       (Marilyn Carlson Nelson)

       /s/ EUGENE A. RENNA                      Director            March 23, 2000
______________________________________
          (Eugene A. Renna)

      /s/ WALTER V. SHIPLEY                     Director            March 23, 2000
______________________________________
         (Walter V. Shipley)

     /s/ DONALD D. HUMPHREYS             Controller (Principal      March 23, 2000
______________________________________    Accounting Officer)
        (Donald D. Humphreys)

        /s/ FRANK A. RISCH                Treasurer (Principal      March 23, 2000
______________________________________     Financial Officer)
           (Frank A. Risch)

                         INDEX TO FINANCIAL STATEMENTS

  The consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 23, 2000, appearing on pages F13 to F32; the Quarterly Information appearing on page F38 and the Supplemental Information on Oil and Gas Exploration and Production Activities appearing on pages F33 to F37 of the accompanying financial section of the 1999 Annual Report to shareholders are incorporated in this Annual Report on Form 10-K as
Exhibit 13. With the exception of the aforementioned information, no other data appearing in the accompanying financial section of the 1999 Annual Report to shareholders is deemed to be filed as part of this Annual Report on Form 10-K under Item 8. Consolidated Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                               INDEX TO EXHIBITS

 3(i).         Restated Certificate of Incorporation, as restated
                November 30, 1999.
 3(ii).        By-Laws, as revised to November 30, 1999.
 10(iii)(a).   1993 Incentive Program, as amended.*
 10(iii)(b).   Plan for Deferral of Nonemployee Director Compensation and
                Fees, as amended (incorporated by reference to Exhibit
                10(iii)(b) to the registrant's Annual Report on Form 10-K
                for 1998).*
 10(iii)(c).   Restricted Stock Plan for Nonemployee Directors, as
                amended (incorporated by reference to Exhibit 10(iii)(c)
                to the registrant's Annual Report on Form 10-K for
                1996).*
 10(iii)(d).   ExxonMobil Executive Life Insurance and Death Benefit
                Plan.*
 10(iii)(e).   Short Term Incentive Program, as amended.*
 10(iii)(f).   1997 Nonemployee Director Restricted Stock Plan
                (incorporated by reference to Exhibit 10(iii)(f) to the
                registrant's Annual Report on Form 10-K for 1996).*
 10(iii)(g).   1995 Mobil Incentive Compensation and Stock Ownership Plan
                (incorporated by reference to the Definitive Proxy
                Statement of Mobil Corporation filed March 20, 1995).*
 10(iii)(h).   Mobil Oil Corporation's Executive Life Insurance Program
                (incorporated by reference to Exhibit 10.4 to the Annual
                Report on Form 10-K of Mobil Corporation filed March 31,
                1999).*
 10(iii)(i).   Supplemental Employees Savings Plan of Mobil Oil
                Corporation (incorporated by reference to Exhibit 10.5 to
                the Annual Report on Form 10-K of Mobil Corporation filed
                March 31, 1999).*
 12.           Computation of ratio of earnings to fixed charges.
 13.           Pages F2 and F6 through F39 of the Financial Section of
                the registrant's 1999 Annual Report to shareholders.
 21.           Subsidiaries of the registrant.
 23.1          Consent of PricewaterhouseCoopers LLP, Independent
                Accountants.
 23.2          Consent of Ernst & Young LLP, Independent Auditors.
 27.1          Financial Data Schedule (included only in the electronic
                filing of this document).
 27.2          Restated Financial Data Schedules (included only in the
                electronic filing of this document. Restated 1997 and
                1998 annual periods to reflect accounting for the merger
                of Exxon and Mobil as a pooling of interests).
 27.3          Restated Financial Data Schedules (included only in the
                electronic filing of this document. Restated 1999 interim
                periods to reflect accounting for the merger of Exxon and
                Mobil as a pooling of interests).
 27.4          Restated Financial Data Schedules (included only in the
                electronic filing of this document. Restated 1998 interim
                periods to reflect accounting for the merger of Exxon and
                Mobil as a pooling of interests).
 99.           Report of Ernst & Young LLP, Independent Auditors.

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