Form 10-Q
period 2000-03-31
EXXON MOBIL CORP
filed 2000-05-12
CIK 34088

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

        ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                      OR

        (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from        to
                                                ______   ______

                        Commission File Number 1-2256


                          EXXON MOBIL CORPORATION
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



                               (972) 444-1000
          ______________________________________________________
           (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                     Outstanding as of March 31, 2000
   _______________________________       ________________________________
   Common stock, without par value                 3,481,126,588

                          EXXON MOBIL CORPORATION

                                FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


                               TABLE OF CONTENTS


                                                                     Page
                                                                   Number
                                                                   ______

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

  Condensed Consolidated Statement of Income                            3
    Three months ended March 31, 2000 and 1999

  Condensed Consolidated Balance Sheet                                  4
    As of March 31, 2000 and December 31, 1999

  Condensed Consolidated Statement of Cash Flows                        5
    Three months ended March 31, 2000 and 1999

  Notes to Condensed Consolidated Financial Statements               6-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        11-15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk    16


                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                             16

Item 6.  Exhibits and Reports on Form 8-K                              16

Signature                                                              17

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                           EXXON MOBIL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF INCOME
                              (millions of dollars)

                                                           Three Months Ended
                                                                March 31,
                                                           __________________
                                                              2000       1999
                                                            ______     ______
REVENUE
Sales and other operating revenue,
    including excise taxes                                 $53,273    $37,982
Earnings from equity interests and other revenue               808        700
                                                           _______    _______
    Total revenue                                           54,081     38,682
                                                           _______    _______
COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases                             24,964     13,909
Operating expenses                                           4,285      4,143
Selling, general and administrative expenses                 2,877      3,244
Depreciation and depletion                                   2,128      2,171
Exploration expenses, including dry holes                      210        242
Merger related expenses                                        530          7
Interest expense                                               174        182
Excise taxes                                                 5,493      4,878
Other taxes and duties                                       8,082      8,220
Income applicable to minority and preferred interests           72          9
                                                           _______    _______
    Total costs and other deductions                        48,815     37,005
                                                           _______    _______
INCOME BEFORE INCOME TAXES                                   5,266      1,677
  Income taxes                                               2,241        193
                                                           _______    _______
INCOME BEFORE EXTRAORDINARY ITEM                             3,025      1,484
  Extraordinary gain from required asset divestitures,
    net of income tax                                          455          0
                                                           _______    _______
NET INCOME                                                 $ 3,480    $ 1,484
                                                           =======    =======
NET INCOME PER COMMON SHARE (DOLLARS)
  Before extraordinary item                                $  0.87    $  0.42
  Extraordinary gain, net of income tax                       0.13       0.00
                                                           _______    _______
  Net income                                               $  1.00    $  0.42
                                                           =======    =======
NET INCOME PER COMMON SHARE
  - ASSUMING DILUTION (DOLLARS)
  Before extraordinary item                                $  0.86    $  0.42
  Extraordinary gain, net of income tax                       0.13       0.00
                                                           _______    _______
  Net income                                               $  0.99    $  0.42
                                                           =======    =======

Dividends per common share                                 $  0.44    $  0.42

                           EXXON MOBIL CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEET
                            (millions of dollars)

                                                         March 31,    Dec. 31,
                                                             2000         1999
                                                         ________     ________
ASSETS
Current assets
  Cash and cash equivalents                              $  2,928     $  1,688
  Other marketable securities                                  57           73
  Notes and accounts receivable - net                      19,083       19,155
  Inventories
    Crude oil, products and merchandise                     7,046        7,370
    Materials and supplies                                  1,138        1,122
  Prepaid taxes and expenses                                2,128        1,733
                                                         ________     ________
    Total current assets                                   32,380       31,141
Property, plant and equipment - net                        92,553       94,043
Investments and other assets                               18,305       19,337
                                                         ________     ________
   TOTAL ASSETS                                          $143,238     $144,521
                                                         ========     ========
LIABILITIES
Current liabilities
  Notes and loans payable                                $  7,370     $ 10,570
  Accounts payable and accrued liabilities                 25,631       25,492
  Income taxes payable                                      4,220        2,671
                                                         ________     ________
    Total current liabilities                              37,221       38,733
Long-term debt                                              8,009        8,402
Annuity reserves, deferred credits and other liabilities   33,403       33,920
                                                         ________     ________
   TOTAL LIABILITIES                                       78,633       81,055
                                                         ________     ________
SHAREHOLDERS' EQUITY
Benefit plan related balances                                (282)        (298)
Common stock, without par value:
  Authorized:  4,500 million shares
  Issued:      4,010 million shares                         3,461        3,403
Earnings reinvested                                        77,004       75,055
Accumulated other nonowner changes in equity
  Cumulative foreign exchange translation adjustment       (3,267)      (2,300)
  Minimum pension liability adjustment                       (299)        (299)
  Unrealized gains on stock investments                        37           31
Common stock held in treasury:
    529 million shares at Mar. 31, 2000                   (12,049)
    533 million shares at Dec. 31, 1999                                (12,126)
                                                         ________     ________
   TOTAL SHAREHOLDERS' EQUITY                              64,605       63,466
                                                         ________     ________
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $143,238     $144,521
                                                         ========     ========

The number of shares of common stock issued and outstanding at March 31, 2000 and December 31, 1999 were 3,481,126,588 and 3,477,423,323, respectively.

                           EXXON MOBIL CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (millions of dollars)

                                                          Three Months Ended
                                                                March 31,
                                                          __________________
                                                             2000       1999
                                                          ______    ________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $ 3,480   $ 1,484
  Depreciation and depletion                                2,128     2,171
  Changes in operational working capital, excluding cash
    and debt                                                1,830       110
  All other items - net                                    (1,948)     (705)
                                                          _______   _______
  Net cash provided by operating activities                 5,490     3,060
                                                          _______   _______
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment               (1,769)   (2,657)
  Sales of subsidiaries and property, plant and equipment   1,982       234
  Other investing activities - net                            645       122
                                                          _______   _______
    Net cash provided by/(used in) investing activities       858    (2,301)
                                                          _______   _______
NET CASH GENERATION BEFORE FINANCING ACTIVITIES             6,348       759
                                                          _______   _______
CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to long-term debt                                  85       337
  Reductions in long-term debt                               (282)      (70)
  Additions/(reductions) in short-term debt - net          (3,334)      522
  Cash dividends to ExxonMobil shareholders                (1,531)   (1,455)
  Cash dividends to minority interests                        (63)      (60)
  Changes in minority interests and sales/(purchases)
    of affiliate stock                                        (42)       (7)
   Net ExxonMobil shares sold/(acquired)                      109       (77)
                                                          _______   _______
   Net cash used in financing activities                   (5,058)     (810)
                                                          _______   _______

Effects of exchange rate changes on cash                      (50)       (4)
                                                          _______   _______
Increase/(decrease) in cash and cash equivalents            1,240       (55)
Cash and cash equivalents at beginning of period            1,688     2,386
                                                          _______   _______
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 2,928   $ 2,331
                                                          =======   =======
SUPPLEMENTAL DISCLOSURES
  Income taxes paid                                        $   974  $   650
  Cash interest paid                                       $   225  $   177

                          EXXON MOBIL CORPORATION



    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis Of Financial Statement Preparation

    These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the corporation's 1999 Annual Report on Form 10-K. In the opinion of the corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. The corporation's exploration and production activities are accounted for under the "successful efforts" method.

2.  Recently Issued Statements of Financial Accounting Standards

    In June 1998, the Financial Accounting Standards Board released Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities Information." As amended by Statement No. 137 issued in June 1999, this statement, which must be adopted beginning no later than January 1, 2001 for calendar year companies such as the corporation, establishes accounting and reporting standards for derivative instruments. The statement requires that an entity recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value, and it defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. Adoption of this statement is not expected to have a material effect upon the corporation's operations or financial condition.

3.  Merger of Exxon Corporation and Mobil Corporation

    On November 30, 1999, a wholly-owned subsidiary of Exxon Corporation merged with Mobil Corporation so that Mobil became a wholly-owned subsidiary of Exxon (the "Merger"). At the same time, Exxon changed its name to Exxon Mobil Corporation.

    As a result of the Merger, the accounts of certain refining, marketing and chemicals operations jointly controlled by the combining companies have been included in the consolidated financial statements. These operations were previously accounted for by Exxon and Mobil as separate companies using the equity method of accounting.

    The Merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements give retroactive effect to the merger, with all periods presented as if Exxon and Mobil had always been combined.

    In the first quarter of 2000, in association with the Merger, $530 million before tax ($325 million after tax) of costs were recorded as merger related expenses. Charges included separation expenses of approximately $420 million related to workforce reductions (for an additional 2,200 employees) plus other merger implementation costs. During the quarter, 1,150 employees actually separated and were paid pursuant to the severance plan. The reserve balance at the end of the period, primarily related to severance expenses, is expected to be expended in 2000 and 2001. The following table summarizes the activity in the reorganization reserve for the quarter ended March 31, 2000:

               Opening                             Balance at
               Balance    Additions  Deductions    Period End
               _______    _________  __________    __________
                          (millions of dollars)
                 330         450        145           635


4.  Extraordinary Gains on Required Asset Divestitures

    First quarter 2000 results included a net after tax gain of $455 million (net of $549 million of income taxes), or $0.13 per common share, from asset divestments that were required as a condition of the regulatory approval of the Merger. First quarter divestments included some U.S. fuels marketing assets of former Exxon and former Mobil, Mobil's interest in a European fuels joint venture with British Petroleum and Mobil's interest in the German fuels joint marketing venture Aral. This net gain on required divestments was reported as an extraordinary item according to accounting requirements for business combinations accounted for as a pooling of interests.

5.  Litigation and Other Contingencies

    A number of lawsuits, including class actions, were brought in various courts against the corporation and certain of its subsidiaries relating to the accidental release of crude oil from the tanker Exxon Valdez in 1989. Essentially all of these lawsuits have now been resolved or are subject to appeal.

    On September 24, 1996, the United States District Court for the District of Alaska entered a judgment in the amount of $5.058 billion in the Exxon Valdez civil trial that began in May 1994. The District Court awarded approximately $19.6 million in compensatory damages to fisher plaintiffs, $38 million in prejudgment interest on the compensatory damages and $5 billion in punitive damages to a class composed of all persons and entities who asserted claims for punitive damages from the corporation as a result of the Exxon Valdez grounding. The District Court also ordered that these awards shall bear interest from and after entry of the judgment. The District Court stayed execution on the judgment pending appeal based on a $6.75 billion letter of credit posted by the corporation. The corporation has appealed the judgment. The corporation has also appealed the District Court's denial of its renewed motion for a new trial. The United States Court of Appeals for the Ninth Circuit heard oral arguments on the appeals on May 3, 1999. In March 2000, the Ninth Circuit ruled solely on the issue of the corporation's renewed motion for a new trial upholding the District Court's denial of the motion. The corporation continues to believe that the punitive damages in this case are unwarranted and that the judgment should be set aside or substantially reduced by the appellate courts.

    On January 29, 1997, a settlement agreement was concluded resolving all remaining matters between the corporation and various insurers arising from the Valdez accident. Under terms of this settlement, the corporation received $480 million. Final income statement recognition of this settlement continues to be deferred in view of uncertainty regarding the ultimate cost to the corporation of the Valdez accident.

    The ultimate cost to the corporation from the lawsuits arising from the Exxon Valdez grounding is not possible to predict and may not be resolved for a number of years.

    Under the October 8, 1991, civil agreement and consent decrees with the U.S. and Alaska governments, the corporation has made annual payments since 1991, which in each of the years 1999, 1998, and 1997, were $70 million. These payments were charged against the provision that was previously established to cover the costs of the settlement.

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

    By final award dated July 2, 1999, preceded by an interim award in 1996, an arbitral tribunal established the full amount of the compensation for the excess gas. This amount has now been paid, but the Dutch affiliate is seeking to have the award set aside. Other substantive matters remain outstanding, including recovery of royalties paid on such excess gas and the taxes payable on the final compensation amount. The ultimate outcome is not expected to have a materially adverse effect upon the corporation's operations or financial condition.

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

    Claims for substantial amounts have been made against the corporation and certain of its consolidated subsidiaries in other pending lawsuits, the outcome of which is not expected to have a materially adverse effect upon the corporation's operations or financial condition.

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

6.  Nonowner Changes in Shareholders' Equity

    The total nonowner changes in shareholders' equity for the three months ended March 31, 2000 and 1999 were $2,519 million and $666 million, respectively. Total nonowner changes in shareholders' equity include net income and the change in the cumulative foreign exchange translation adjustment, the minimum pension liability adjustment and the unrealized gains on stock investments components of shareholders' equity.

7.  Earnings Per Share

                                                            Three Months Ended
                                                                March 31,
                                                            __________________
                                                                2000      1999
                                                              ______    ______
NET INCOME PER COMMON SHARE
Income before extraordinary item (millions of dollars)        $3,025    $1,484
  Less: Preferred stock dividends                                  0       (14)
                                                              ______    ______
Income available to common shares                             $3,025    $1,470
                                                              ======    ======
Weighted average number of common shares
  outstanding (millions of shares)                             3,478     3,449

Net income per common share (dollars)
  Before extraordinary item                                   $ 0.87    $ 0.42
  Extraordinary gain, net of income tax                         0.13      0.00
                                                              ______    ______
  Net income                                                  $ 1.00    $ 0.42
                                                              ======    ======
NET INCOME PER COMMON SHARE - ASSUMING DILUTION
Income before extraordinary item (millions of dollars)        $3,025    $1,484
  Adjustment for assumed dilution                                  2        (1)
                                                              ______    ______
Income available to common shares                             $3,027    $1,483
                                                              ======    ======
Weighted average number of common shares
  outstanding (millions of shares)                             3,478     3,449
  Plus:  Issued on assumed exercise of stock options              44        42
  Plus:  Assumed conversion of preferred stock                     0        25
                                                              ______    ______
Weighted average number of common shares outstanding           3,522     3,516
                                                              ======    ======
Net income per common share
  - assuming dilution (dollars)
  Before extraordinary item                                   $ 0.86    $ 0.42
  Extraordinary gain, net of income tax                         0.13      0.00
                                                              ______    ______
  Net income                                                  $ 0.99    $ 0.42
                                                              ======    ======

8.  Disclosures about Segments and Related Information

                                                           Three Months Ended
                                                                March 31,
                                                           ___________________
                                                                2000      1999
                                                             _______   _______
                                                          (millions of dollars)
EARNINGS AFTER INCOME TAX
  (Before extraordinary items)
  Upstream
    United States                                            $   880   $   159
    Non-U.S.                                                   1,874       633
  Downstream
    United States                                                182        62
    Non-U.S.                                                     187       355
  Chemicals
    United States                                                181       140
    Non-U.S.                                                     139       171
  All Other                                                     (418)      (36)
                                                             _______   _______
  Corporate Total                                            $ 3,025   $ 1,484
                                                             =======   =======
SALES AND OTHER OPERATING REVENUE
  Upstream
    United States                                            $   996   $   614
    Non-U.S.                                                   3,803     2,734
  Downstream
    United States                                             13,017     7,908
    Non-U.S.                                                  31,092    23,608
  Chemicals
    United States                                              1,969     1,405
    Non-U.S.                                                   2,170     1,511
  All Other                                                      226       202
                                                             _______   _______
  Corporate Total                                            $53,273   $37,982
                                                             =======   =======
INTERSEGMENT REVENUE
  Upstream
    United States                                            $ 1,481   $   649
    Non-U.S.                                                   3,715     1,422
  Downstream
    United States                                                873       346
    Non-U.S.                                                   1,921     1,090
  Chemicals
    United States                                                582       354
    Non-U.S.                                                     446       264
  All Other                                                      174       155

                           EXXON MOBIL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

                                                              First Quarter
                                                        _____________________
                                                              2000     1999
                                                            ______   ______
                                                        (millions of dollars)
Earnings including merger effects and special items
___________________________________________________
Exploration and production
  United States                                             $  880   $  159
  Non-U.S.                                                   1,874      633
Refining and marketing
  United States                                                182       62
  Non-U.S.                                                     187      355
Chemicals
  United States                                                181      140
  Non-U.S.                                                     139      171
Other operations                                               119       97
Corporate and financing                                       (212)    (126)
Merger expenses                                               (325)      (7)
Gain on required asset divestitures                            455        0
                                                            ______   ______
NET INCOME                                                  $3,480   $1,484
                                                            ======   ======

Net income per common share                                 $ 1.00   $ 0.42
Net income per common share
  - assuming dilution                                       $ 0.99   $ 0.42

Merger effects and special items
________________________________
Refining and marketing
  Non-U.S.                                                  $    0   $ (120)
Merger expenses                                               (325)      (7)
Gain on required asset divestitures                            455        0
                                                            ______   ______
TOTAL                                                       $  130   $ (127)
                                                            ======   ======
Earnings excluding merger effects and special items
___________________________________________________
Exploration and production
  United States                                             $  880   $  159
  Non-U.S.                                                   1,874      633
Refining and marketing
  United States                                                182       62
  Non-U.S.                                                     187      475
Chemicals
  United States                                                181      140
  Non-U.S.                                                     139      171
Other operations                                               119       97
Corporate and financing                                       (212)    (126)
                                                            ______   ______
TOTAL                                                       $3,350   $1,611
                                                            ======   ======

Earnings per common share                                   $ 0.96   $ 0.46
Earnings per common share
  - assuming dilution                                       $ 0.95   $ 0.46

FIRST QUARTER 2000 COMPARED WITH FIRST QUARTER 1999


Exxon Mobil Corporation reported record quarterly results. Excluding merger effects and special items, estimated first quarter 2000 earnings of $3,350 million ($0.95 per share) increased $1,739 million (108 percent) from the first quarter of last year. Including net favorable merger effects of $130 million, estimated net income of $3,480 million ($0.99 per share) increased $1,996 million (135 percent).

ExxonMobil's first full quarter of combined operations produced record results. First quarter 2000 earnings of $3,350 million excluding merger expenses and gains on regulatory divestitures were up $1,739 million or 108 percent from the prior year, and represented a quarterly record. Net income was up $1,996 million or 135 percent to $3,480 million, also a quarterly record. Upstream earnings were $2.8 billion and represented a second consecutive record quarter. Upstream results benefited from higher crude oil prices, which were up over $15 per barrel from the first quarter of 1999. Production, on an oil equivalent basis, was up 3 percent, mainly reflecting higher natural gas volumes in most geographic areas. Higher natural gas prices also contributed to improved upstream earnings.

Downstream earnings were lower than last year, reflecting the inability to raise product prices in line with rising crude costs. Weaker margins in most markets were partly offset by lower turnaround costs and lower operating expenses. As crude oil prices declined near the end of the first quarter, downstream margins improved sharply. This favorable trend has continued into the second quarter.

Chemicals earnings improved from the prior year as a result of record first quarter sales volumes and improved commodity prices which more than offset the impact of rising feedstock costs. Earnings from other operations also improved due to higher copper prices and volumes.

During the quarter, ExxonMobil continued its active investment program, spending $2.2 billion on capital and exploration projects. Spending was below last year's level due to the completion of several major projects, but is expected to ramp up over the remainder of the year.

OTHER COMMENTS ON FIRST QUARTER COMPARISON

Upstream earnings benefited from rising crude oil prices, that averaged over $15 per barrel more than the first quarter of 1999. Worldwide average natural gas realizations were about 27 percent higher. Lower exploration expenses also benefited upstream results.

Liquids production increased 22 kbd (thousands of barrels per day) or 1 percent to 2,562 kbd, reflecting a first full quarter of production from the Balder and Jotun developments in Norway and the Cerro Negro development in Venezuela and increased production from eastern Canada. These increases more than offset the effects of natural field declines and lower entitlements in other areas. First quarter natural gas production of 12,185 mcfd (millions of cubic feet per day) was up 669 mcfd or 6 percent from the prior year, due to higher production in North America, Europe, Malaysia and Qatar, partly offset by lower Indonesian volumes.






Earnings from U.S. upstream operations were $880 million, an increase of $721 million from the prior year. Outside the U.S., upstream earnings were $1,874 million, an increase of $1,241 million from the first quarter of 1999.

Downstream earnings declined as petroleum product prices were not able to keep up with the increase in crude costs during the quarter. Downstream results were also adversely affected by unfavorable foreign exchange effects. These effects were partly offset by lower turnaround costs and lower operating expenses. Petroleum product sales were 7,803 kbd compared to 8,974 kbd in the prior year's first quarter. The reduction was mainly due to the regulatory divestiture of Mobil's European fuels joint venture and lower supply sales in Asia-Pacific as a result of the low margin environment.

U.S. downstream earnings were $182 million, up $120 million from the prior year as the result of lower turnaround impacts, improved operating performance and lower operating expenses. Outside of the U.S., lower margins and unfavorable foreign exchange effects reduced downstream earnings to $187 million, a decrease of $288 million from 1999, after excluding last year's Japanese restructuring charge.

Chemicals earnings were $320 million compared with $311 million in the same quarter a year ago. Margins improved slightly as increased product prices were offset by higher feedstock costs. Prime product sales volumes of 6,441 kt (thousands of metric tons) were 565 kt or 10 percent higher than the same period a year ago. These benefits were partly reduced by unfavorable foreign exchange effects.

Earnings from other operations, including coal, minerals and power, totaled $119 million, compared with $97 million in the first quarter of 1999. Earnings improved on higher copper prices and volumes, partly offset by lower coal prices.

Corporate and financing expenses of $212 million compared with $126 million in the first quarter of 1999. Higher interest rates and lower tax-related benefits drove the increase. During the period, the company's operating segments continued to benefit from recent reductions in the tax rates of several countries and the favorable resolution of tax-related issues.

MERGER OF EXXON CORPORATION AND MOBIL CORPORATION

On November 30, 1999, a wholly-owned subsidiary of Exxon Corporation merged with Mobil Corporation so that Mobil became a wholly-owned subsidiary of Exxon (the "Merger"). At the same time, Exxon changed its name to Exxon Mobil Corporation.

As a result of the Merger, the accounts of certain refining, marketing and chemicals operations jointly controlled by the combining companies have been included in the consolidated financial statements. These operations were previously accounted for by Exxon and Mobil as separate companies using the equity method of accounting.

The Merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements give retroactive effect to the merger, with all periods presented as if Exxon and Mobil had always been combined.

In the first quarter of 2000, in association with the Merger, $530 million before tax ($325 million after tax) of costs were recorded as merger related expenses. Charges included separation expenses of approximately $420 million related to workforce reductions (for an additional 2,200 employees) plus other merger implementation costs. During the quarter, 1,150 employees actually separated and were paid pursuant to the severance plan. The reserve balance at the end of the period, primarily related to severance expenses, is expected to be expended in 2000 and 2001. The following table summarizes the activity in the reorganization reserve for the quarter ended March 31, 2000:

               Opening                             Balance at
               Balance    Additions  Deductions    Period End
               _______    _________  __________    __________
                          (millions of dollars)
                 330         450        145           635

Merger related expenses are expected to grow to approximately $2.5 billion before tax on a cumulative basis by 2002. Pre-tax operating synergies associated with the Merger, including cost savings and efficiency gains, are expected to reach $3.8 billion per year by 2002. Merger synergy initiatives are on track and the rate of benefit capture is expected to increase as the year progresses.

Certain property -- primarily refining, marketing, pipeline and natural gas distribution assets -- must be divested as a condition of the regulatory approval of the Merger by the U.S. Federal Trade Commission and the European Commission. First quarter 2000 results included a net after tax gain of $455 million (net of $549 million of income taxes), or $0.13 per common share, from asset divestments that were required as a condition of the regulatory approval of the ExxonMobil merger. First quarter divestments included some U.S. fuels marketing assets of former Exxon and former Mobil, Mobil's interest in a European fuels joint venture with British Petroleum and Mobil's interest in the German fuels joint marketing venture Aral. This net gain on required divestments was reported as an extraordinary item according to accounting requirements for business combinations accounted for as a pooling of interests. Further required divestments will occur during the remainder of the year and are also expected to result in a net gain.

LIQUIDITY AND CAPITAL RESOURCES

Net cash generation before financing activities was $6,348 million in the first three months of 2000 versus $759 million in the same period last year. Operating activities provided net cash of $5,490 million, an increase of $2,430 million from the prior year, influenced by higher net income. Investing activities provided net cash of $858 million, compared to a use of cash of $2,301 million in the prior year, reflecting lower additions to property, plant, and equipment and the proceeds from the asset divestments that were required as a condition of regulatory approval of the merger.

Net cash used in financing activities was $5,058 million in the first quarter of 2000 versus $810 million in the same quarter last year. The increase was driven by debt reductions in the current year period versus debt increases last year.

Prior to the merger, the corporation purchased shares of its common stock for the treasury to offset shares issued in conjunction with company benefit plans and programs. Consistent with pooling accounting requirements, this repurchase program was suspended effective with the close of the ExxonMobil merger on November 30, 1999.

Revenue for the first quarter of 2000 totaled $54,081 million compared to $38,682 million in the first quarter 1999.

Capital and exploration expenditures were $2,224 million in the first quarter 2000 compared to $3,354 million in last year's first quarter.

Total debt of $15.4 billion at March 31, 2000 decreased $3.6 billion from year-end 1999. The corporation's debt to total capital ratio was 18.4 percent at the end of the first quarter of 2000, compared to 22.0 percent at year-end 1999.

Over the twelve months ended March 31, 2000, return on average shareholders' equity was 15.7 percent. Return on average capital employed, which includes debt, was 12.6 percent over the same time period.

Although the corporation issues long-term debt from time to time and maintains a revolving commercial paper program, internally generated funds cover the majority of its financial requirements.

Litigation and other contingencies are discussed in note 5 to the unaudited condensed consolidated financial statements. There are no events or uncertainties known to management beyond those already included in reported financial information that would indicate a material change in future operating results or future financial condition.

The corporation, as part of its ongoing asset management program, continues to evaluate its mix of assets for potential upgrade. Because of the ongoing nature of this program, dispositions will continue to be made from time to time, within the constraints of pooling of interests accounting, which will result in either gains or losses.

FORWARD-LOOKING STATEMENTS

Statements in this discussion regarding expectations, plans and future events or conditions are forward-looking statements. Actual future results, including synergy benefits from the merger; asset divestment proceeds; financing sources; the resolution of contingencies; the effect of changes in prices, interest rates and other market conditions; and environmental and capital expenditures could differ materially depending on a number of factors. These factors include management's ability to implement merger plans successfully and on schedule; the outcome of commercial negotiations; and other factors discussed above and in Item 1 of ExxonMobil's most recent Annual Report on Form 10-K.

                           EXXON MOBIL CORPORATION



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Information about market risks for the three months ended March 31, 2000 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 1999.


                         PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

        Misdemeanor charges (three on December 10, 1999 and four on March 20, 2000) have been filed on information against Exxon Pipeline Company alleging water pollution caused by pipeline leaks in Harris County, Texas, in violation of the Texas Water Code. The seven cases have been consolidated for prosecution by the Harris County District Attorney in Harris County Criminal Court at Law #15. The State is seeking a total penalty of $700,000. Discussions with the District Attorney's office are on-going.

         Refer to the relevant portions of Note 5 on pages 7 through 9 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

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

                           EXXON MOBIL CORPORATION


                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             EXXON MOBIL CORPORATION



Date:  May 12, 2000
                                     /s/    DONALD D. HUMPHREYS
                           _______________________________________________
                           Donald D. Humphreys, Vice President, Controller
                                  and Principal Accounting Officer


































