Form 10-Q
period 2000-06-30
EXXON MOBIL CORP
filed 2000-08-14
CIK 34088

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

        ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                     OR

        (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to ________

                       Commission File Number 1-2256


                          EXXON MOBIL CORPORATION
           ______________________________________________________
           (Exact name of registrant as specified in its charter)



                NEW JERSEY                           13-5409005
      _______________________________          _______________________
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)           Identification Number)


        5959 Las Colinas Boulevard, Irving, Texas         75039-2298
        ____________________________________________________________
        (Address of principal executive offices)          (Zip Code)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                       Outstanding as of June 30, 2000
   _______________________________       _______________________________
   Common stock, without par value               3,483,841,401

                         EXXON MOBIL CORPORATION

                                FORM 10-Q

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000



                            TABLE OF CONTENTS


                                                                    Page
                                                                   Number
                                                                   ______

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

   Condensed Consolidated Statement of Income                           3
      Three and six months ended June 30, 2000 and 1999

   Condensed Consolidated Balance Sheet                                 4
      As of June 30, 2000 and December 31, 1999

   Condensed Consolidated Statement of Cash Flows                       5
      Six months ended June 30, 2000 and 1999

   Notes to Condensed Consolidated Financial Statements              6-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        11-17
`
Item 3.  Quantitative and Qualitative Disclosures About Market Risk    18


                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                             18

Item 4.  Submission of Matters to a Vote of Security Holders        19-20

Item 6.  Exhibits and Reports on Form 8-K                              20

Signature                                                              21

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                         EXXON MOBIL CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF INCOME
                          (millions of dollars)

                                        Three Months Ended    Six Months Ended
                                              June 30,           June 30,
                                        __________________    ________________
                                             2000     1999       2000     1999
REVENUE                                      ____     ____       ____     ____
Sales and other operating revenue,
    including excise taxes                $54,936  $42,458   $108,209  $80,440
Earnings from equity interests and
    other revenue                           1,020      819      1,828    1,519
                                          _______  _______   ________  _______
    Total revenue                          55,956   43,277    110,037   81,959
                                          _______  _______   ________  _______
COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases            26,340   17,543     51,304   31,452
Operating expenses                          4,456    3,827      8,741    7,970
Selling, general and administrative
    expenses                                2,830    3,338      5,707    6,582
Depreciation and depletion                  1,939    1,989      4,067    4,160
Exploration expenses, including dry holes     166      297        376      539
Merger related expenses                       202       20        732       27
Interest expense                              126      128        300      310
Excise taxes                                5,457    5,222     10,950   10,100
Other taxes and duties                      7,624    8,222     15,706   16,442
Income applicable to minority and
    preferred interests                       110        7        182       16
                                          _______  _______   ________  _______
    Total costs and other deductions       49,250   40,593     98,065   77,598
                                          _______  _______   ________  _______
INCOME BEFORE INCOME TAXES                  6,706    2,684     11,972    4,361
  Income taxes                              2,706      730      4,947      923
                                          _______  _______   ________  _______
INCOME BEFORE EXTRAORDINARY ITEM            4,000    1,954      7,025    3,438
  Extraordinary gain from required
    asset divestitures, net of
    income tax                                530        0        985        0
                                          _______  _______   ________  _______
NET INCOME                                $ 4,530  $ 1,954   $  8,010  $ 3,438
                                          =======  =======   ========  =======
NET INCOME PER COMMON SHARE (DOLLARS)
  Before extraordinary gain               $  1.15  $  0.57   $   2.02  $  0.99
  Extraordinary gain, net of
    income tax                               0.15     0.00       0.28     0.00
                                          _______  _______   ________  _______
  Net Income                              $  1.30  $  0.57   $   2.30  $  0.99
                                          =======  =======   ========  =======
NET INCOME PER COMMON SHARE
  - ASSUMING DILUTION (DOLLARS)
  Before extraordinary gain               $  1.13  $  0.56   $   1.99  $  0.98
  Extraordinary gain, net of
    income tax                               0.15     0.00       0.28     0.00
                                          _______  _______   ________  _______
  Net Income                              $  1.28  $  0.56   $   2.27  $  0.98
                                          =======  =======   ========  =======

Dividends per common share                $  0.44  $  0.42   $   0.88  $  0.83

                          EXXON MOBIL CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEET
                           (millions of dollars)

                                                         June 30,    Dec. 31,
                                                            2000         1999
                                                         _______     ________
ASSETS
Current assets
  Cash and cash equivalents                              $  5,813    $  1,688
  Other marketable securities                                  50          73
  Notes and accounts receivable - net                      20,285      19,155
  Inventories
    Crude oil, products and merchandise                     7,444       7,370
    Materials and supplies                                  1,055       1,122
  Prepaid taxes and expenses                                2,404       1,733
                                                         ________    ________
    Total current assets                                   37,051      31,141
Property, plant and equipment - net                        91,303      94,043
Investments and other assets                               18,264      19,337
                                                         ________    ________
    TOTAL ASSETS                                         $146,618    $144,521
                                                         ========    ========
LIABILITIES
Current liabilities
  Notes and loans payable                                $  6,617    $ 10,570
  Accounts payable and accrued liabilities                 27,217      25,492
  Income taxes payable                                      4,758       2,671
                                                         ________    ________
    Total current liabilities                              38,592      38,733
Long-term debt                                              8,009       8,402
Annuity reserves, deferred credits and other liabilities   33,081      33,920
                                                         ________    ________
    TOTAL LIABILITIES                                      79,682      81,055
                                                         ________    ________
SHAREHOLDERS' EQUITY
Benefit plan related balances                                (267)       (298)
Common stock, without par value:
  Authorized:   4,500 million shares
  Issued:       4,010 million shares                        3,510       3,403
Earnings reinvested                                        80,002      75,055
Accumulated other nonowner changes in equity
  Cumulative foreign exchange translation adjustment       (4,054)     (2,300)
  Minimum pension liability adjustment                       (299)       (299)
  Unrealized gains on stock investments                        40          31
Common stock held in treasury:
     526 million shares at June 30, 2000                  (11,996)
     533 million shares at Dec. 31, 1999                              (12,126)
                                                         ________    ________
    TOTAL SHAREHOLDERS' EQUITY                             66,936      63,466
                                                         ________    ________
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $146,618    $144,521
                                                         ========    ========

The number of shares of common stock issued and outstanding at June 30, 2000 and December 31, 1999 were 3,483,841,401 and 3,477,423,323, respectively.

                            EXXON MOBIL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (millions of dollars)

                                                            Six Months Ended
                                                                June 30,
                                                            ________________
                                                             2000       1999
                                                             ____       ____
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $ 8,010    $ 3,438
  Depreciation and depletion                                4,067      4,160
  Changes in operational working capital, excluding
    cash and debt                                           2,224          2
  All other items - net                                    (2,847)    (1,079)
                                                          _______    _______
  Net cash provided by operating activities                11,454      6,521
                                                          _______    _______

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment               (3,801)    (5,731)
  Sales of subsidiaries and property, plant and equipment   3,209        520
  Other investing activities - net                            699        (60)
                                                          _______    _______
  Net cash provided by/(used in) investing activities         107     (5,271)
                                                          _______    _______
NET CASH GENERATION BEFORE FINANCING ACTIVITIES            11,561      1,250
                                                          _______    _______

CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to long-term debt                                 143        378
  Reductions in long-term debt                               (280)      (164)
  Additions/(reductions) in short-term debt - net          (4,178)     1,878
  Cash dividends to ExxonMobil shareholders                (3,063)    (2,910)
  Cash dividends to minority interests                        (91)       (88)
  Changes in minority interests and sales/(purchases)
    of affiliate stock                                       (112)      (236)
  Net ExxonMobil shares sold/(acquired)                       195       (292)
                                                          _______    _______
  Net cash used in financing activities                    (7,386)    (1,434)
                                                          _______    _______

Effects of exchange rate changes on cash                      (50)       (27)
                                                          _______    _______
Increase/(decrease) in cash and cash equivalents            4,125       (211)
Cash and cash equivalents at beginning of period            1,688      2,386
                                                          _______    _______
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 5,813    $ 2,175
                                                          =======    =======

SUPPLEMENTAL DISCLOSURES
  Income taxes paid                                       $ 2,582    $ 1,267
  Cash interest paid                                      $   476    $   384

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

2.  Recently Issued Statements of Financial Accounting Standards

    In June 1998, the Financial Accounting Standards Board released Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities Information." Several requirements of Statement No. 133 were amended in Statement No. 138 issued in June 2000. The accounting and reporting standards for derivative instruments established in these statements must be adopted by Exxon Mobil Corporation beginning no later than January 1, 2001. These statements require that an entity recognize all derivatives as either assets or liabilities in the financial statements and measure those instruments at fair value. These statements also define the accounting for changes in the fair value of the derivatives based on the intended use of the derivative. Adoption of these statements is not expected to have a material effect upon the corporation's operations or financial condition.

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

    In the second quarter of 2000, in association with the Merger, $202 million of before tax costs ($150 million after tax) were recorded as merger related expenses. For the six months ended June 30, 2000 merger related expenses totaled $732 million before tax ($475 million after tax).

    Charges in the second quarter of 2000 included separation expenses of approximately $120 million related to workforce reductions (for an additional 800 employees) plus other merger implementation expenses. During the quarter, 2,100 employees actually separated and were paid pursuant to various severance plans.

    The severance reserve balance is expected to be expended in 2000, 2001 and 2002. The following table summarizes the activity in the severance reserve for the six months ended June 30, 2000:

              Opening                               Balance at
              Balance    Additions    Deductions    Period End
              _______    _________    __________    __________
                          (millions of dollars)
                330         532          467           395


4.  Extraordinary Gain on Required Asset Divestitures

    Second quarter 2000 results included a net after tax gain of $530 million (net of $75 million of income taxes), or $0.15 per common share, from asset divestments that were required as a condition of the regulatory approval of the Merger. Second quarter divestments included Exxon's Benicia refinery, Exxon marketing assets in California, and certain Mobil European gas marketing operations.

    For the six months ended June 30, 2000, the net after tax gain from required asset divestitures totaled $985 million (net of $624 million of income taxes). The net after tax gain on required divestments was reported as an extraordinary item according to accounting requirements for business combinations accounted for as a pooling of interests.

5.  Litigation and Other Contingencies

    A number of lawsuits, including class actions, were brought in various courts against the corporation and certain of its subsidiaries relating to the accidental release of crude oil from the tanker Exxon Valdez in 1989. Essentially all of these lawsuits have now been resolved or are subject to appeal.

    On September 24, 1996, the United States District Court for the District of Alaska entered a judgment in the amount of $5.058 billion in the Exxon Valdez civil trial that began in May 1994. The District Court awarded approximately $19.6 million in compensatory damages to fisher plaintiffs, $38 million in prejudgment interest on the compensatory damages and $5 billion in punitive damages to a class composed of all persons and entities who asserted claims for punitive damages from the corporation as a result of the Exxon Valdez grounding. The District Court also ordered that these awards shall bear interest from and after entry of the judgment. The District Court stayed execution on the judgment pending appeal based on a $6.75 billion letter of credit posted by the corporation. The corporation has appealed the judgment. The corporation has also appealed the District Court's denial of its renewed motion for a new trial. The United States Court of Appeals for the Ninth Circuit heard oral arguments on the appeals on May 3, 1999. In March 2000, the Ninth Circuit ruled solely on the issue of the corporation's renewed motion for a new trial upholding the District Court's denial of the motion. In July 2000, the corporation requested the United States Supreme Court review the Court of Appeals' March decision. The corporation continues to believe that the punitive damages in this case are unwarranted and that the judgment should be set aside or substantially reduced by the appellate courts.

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

6.  Nonowner Changes in Shareholders' Equity

    The total nonowner changes in shareholders' equity for the three months ended June 30, 2000 and 1999 were $3,746 million and $1,657 million, respectively. The total nonowner changes in shareholders' equity for the six months ended June 30, 2000 and 1999 were $6,265 million and $2,323 million, respectively. Total nonowner changes in shareholders' equity include net income and the change in the cumulative foreign exchange translation adjustment, the minimum pension liability adjustment and the unrealized gains on stock investments components of shareholders' equity.

7.  Earnings Per Share

                                         Three Months Ended  Six Months Ended
                                              June 30,           June 30,
                                         __________________  ________________
                                              2000    1999       2000    1999
                                              ____    ____       ____    ____
NET INCOME PER COMMON SHARE
Income before extraordinary item
  (millions of dollars)                     $4,000  $1,954     $7,025  $3,438
  Less: Preferred stock dividends                0     (13)         0     (27)
                                            ______  ______     ______  ______
Income available to common shares           $4,000  $1,941     $7,025  $3,411
                                            ======  ======     ======  ======
Weighted average number of common shares
  outstanding (millions of shares)           3,481   3,451      3,481   3,450

Net income per common share (dollars)
  Before extraordinary item                 $ 1.15  $ 0.57     $ 2.02  $ 0.99
  Extraordinary gain, net of income tax       0.15    0.00       0.28    0.00
                                            ______  ______     ______  ______
  Net income                                $ 1.30  $ 0.57     $ 2.30  $ 0.99
                                            ======  ======     ======  ======
NET INCOME PER COMMON SHARE
  - ASSUMING DILUTION
Income before extraordinary item
  (millions of dollars)                     $4,000  $1,954     $7,025  $3,438
  Adjustment for assumed dilution               (3)      1        (10)      0
                                            ______  ______     ______  ______
Income available to common shares           $3,997  $1,955     $7,015  $3,438
                                            ======  ======     ======  ======
Weighted average number of common shares
  outstanding (millions of shares)           3,481   3,451      3,481   3,450
  Plus:  Issued on assumed exercise of
         stock options                          43      48         43      44
  Plus:  Assumed conversion of preferred
         stock                                   0      23          0      23
                                            ______  ______     ______  ______
Weighted average number of common shares
  outstanding                                3,524   3,522      3,524   3,517
                                            ======  ======     ======  ======
Net income per common share
  - assuming dilution (dollars)
  Before extraordinary item                 $ 1.13  $ 0.56     $ 1.99  $ 0.98
  Extraordinary gain, net of income tax       0.15    0.00       0.28    0.00
                                            ______  ______     ______  ______
  Net income                                $ 1.28  $ 0.56     $ 2.27  $ 0.98
                                            ======  ======     ======  ======

8.  Disclosures about Segments and Related Information

                                        Three Months Ended  Six Months Ended
                                             June 30,           June 30,
                                        __________________  ________________
                                           2000     1999       2000     1999
                                           ____     ____       ____     ____
                                                (millions of dollars)
EARNINGS AFTER INCOME TAX
(Before extraordinary item)
  Upstream
    United States                       $ 1,086  $   351   $  1,966  $   510
    Non-U.S.                              1,679      919      3,553    1,552
  Downstream
    United States                           594      322        776      384
    Non-U.S.                                404      156        591      511
  Chemicals
    United States                           238      202        419      342
    Non-U.S.                                124       96        263      267
  All Other                                (125)     (92)      (543)    (128)
                                        _______  _______   ________  _______
  Corporate Total                       $ 4,000  $ 1,954   $  7,025  $ 3,438
                                        =======  =======   ========  =======
SALES AND OTHER OPERATING REVENUE
  Upstream
    United States                       $ 1,195  $   709   $  2,191  $ 1,323
    Non-U.S.                              3,312    2,697      7,115    5,431
  Downstream
    United States                        14,100   10,150     27,117   18,058
    Non-U.S.                             31,696   25,523     62,788   49,131
  Chemicals
    United States                         2,113    1,521      4,082    2,926
    Non-U.S.                              2,302    1,638      4,472    3,149
  All Other                                 218      220        444      422
                                        _______  _______   ________  _______
  Corporate Total                       $54,936  $42,458   $108,209  $80,440
                                        =======  =======   ========  =======
INTERSEGMENT REVENUE
  Upstream
    United States                       $ 1,467  $   852   $  2,948  $ 1,501
    Non-U.S.                              3,971    1,677      7,686    3,099
  Downstream
    United States                         1,099      720      1,972    1,066
    Non-U.S.                              2,188    1,351      4,109    2,441
  Chemicals
    United States                           608      450      1,190      804
    Non-U.S.                                458      321        904      585
  All Other                                  98      177        272      332

                            EXXON MOBIL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

                                             Second Quarter  First Six Months
                                             ______________  ________________
                                               2000    1999      2000    1999
                                               ____    ____      ____    ____
                                                   (millions of dollars)
Earnings including merger effects and special items
___________________________________________________
Exploration and production
  United States                              $1,086  $  351    $1,966  $  510
  Non-U.S.                                    1,679     919     3,553   1,552
Refining and marketing
  United States                                 594     322       776     384
  Non-U.S.                                      404     156       591     511
Chemicals
  United States                                 238     202       419     342
  Non-U.S.                                      124      96       263     267
Other operations                                127      85       246     182
Corporate and financing                        (102)   (157)     (314)   (283)
Merger expenses                                (150)    (20)     (475)    (27)
Gain on required asset divestitures             530       0       985       0
                                             ______  ______    ______  ______
NET INCOME                                   $4,530  $1,954    $8,010  $3,438
                                             ======  ======    ======  ======

Net income per common share                  $ 1.30  $ 0.57    $ 2.30  $ 0.99
Net income per common share
  - assuming dilution                        $ 1.28  $ 0.56    $ 2.27  $ 0.98

Merger effects and special items
________________________________
Exploration and production
  Non-U.S.                                   $    0  $  119    $    0  $  119
Refining and marketing
  Non-U.S.                                        0       0         0    (120)
Merger expenses                                (150)    (20)     (475)    (27)
Gain on required asset divestitures             530       0       985       0
                                             ______  ______    ______  ______
TOTAL                                        $  380  $   99    $  510  $  (28)
                                             ======  ======    ======  ======

Earnings excluding merger effects and special items
___________________________________________________
Exploration and production
  United States                              $1,086  $  351    $1,966  $  510
  Non-U.S.                                    1,679     800     3,553   1,433
Refining and marketing
  United States                                 594     322       776     384
  Non-U.S.                                      404     156       591     631
Chemicals
  United States                                 238     202       419     342
  Non-U.S.                                      124      96       263     267
Other operations                                127      85       246     182
Corporate and financing                        (102)   (157)     (314)   (283)
                                             ______  ______    ______  ______
TOTAL                                        $4,150  $1,855    $7,500  $3,466
                                             ======  ======    ======  ======

Earnings per common share                    $ 1.20  $ 0.54    $ 2.16  $ 1.00
Earnings per common share
  - assuming dilution                        $ 1.18  $ 0.53    $ 2.13  $ 0.99

SECOND QUARTER 2000 COMPARED WITH SECOND QUARTER 1999

Exxon Mobil Corporation reported record results for the second consecutive quarter. Excluding merger effects and special items, estimated second quarter 2000 earnings of $4,150 million ($1.18 per share) increased $2,295 million from the second quarter of last year. Including net favorable merger effects of $380 million, estimated net income of $4,530 million ($1.28 per share) increased $2,576 million from the second quarter of last year.

Revenue for the second quarter of 2000 totaled $55,956 million compared with $43,277 million in 1999. Capital and exploration expenditures of $2,424 million in the second quarter of 2000 were up about 10 percent from the first quarter and will continue to increase over the remainder of the year. Second quarter spending was below last year's level of $3,561 million due to the completion of several major projects.

ExxonMobil's second quarter 2000 earnings improved substantially from the same period a year ago, and were a second consecutive quarterly record. These results reflect not only historically high crude oil and natural gas prices, but also the fact that the merger is on track and synergy capture is well underway. First half total operating costs, excluding merger expenses, were down about $800 million (before tax) from the first half of 1999. The combined assets of the new company are performing well and the financial results for each of the major businesses improved. The majority of the improvement in profits this quarter came from outside the U.S. and from the upstream business due to higher crude and natural gas prices. These prices, which are the raw material costs for the downstream and chemicals businesses, increased at a faster pace than prices in the highly competitive end-user and consumer market places.

Upstream earnings were $2.8 billion and represented a third consecutive record quarter. Upstream results benefited from higher crude oil prices, which were up over $11 per barrel from the second quarter of 1999, reflecting the impact of tight worldwide crude oil markets. Higher natural gas prices, particularly in the U.S., also contributed to improved earnings. Liquids production, excluding the effects of lower entitlements caused by higher crude prices, was 3 percent higher this quarter, mainly reflecting new production from fields in the North Sea and Venezuela and increased production from eastern Canada.

Downstream earnings improved from last year's results when business fundamentals were deteriorating due to product oversupply and the inability of product prices to keep pace with rising crude costs. That supply and demand environment persisted through 1999 and has continued into 2000 in many parts of the world. This year's results reflect improved refining margins in the U.S. and Europe, partly offset by lower Asia-Pacific refining margins and lower marketing margins in most geographic areas. As perspective, though higher than the depressed level of 1999, this year's second quarter results are in line with downstream earnings in both the second quarter of 1997 and 1998.

Chemicals earnings also improved from last year. Record sales volumes helped earnings. However, in the face of higher feedstock costs the business had difficulty in maintaining margins, particularly in the specialty businesses. Earnings from other operations also improved due to higher copper prices.

During the quarter, ExxonMobil continued its active investment program, spending $2,424 million on capital and exploration projects, up about 10 percent from the first quarter. Capital expenditures should continue to increase throughout the rest of the year.

OTHER COMMENTS ON SECOND QUARTER COMPARISON

Upstream earnings benefited from higher crude oil prices that averaged over $11 per barrel more than the second quarter of 1999. Worldwide average natural gas realizations were almost 50 percent higher than last year, partly driven by much higher U.S. gas prices as a result of lower industry inventory levels. Lower exploration expenses also benefited upstream results.

Liquids production increased 31 kbd (thousands of barrels per day) or 1 percent to 2,504 kbd. Excluding the impact of lower entitlement volumes that resulted from higher crude prices, the increase was 3 percent, reflecting a second full quarter of production from the Balder and Jotun developments in Norway and the Cerro Negro development in Venezuela. These increases more than offset the effects of natural field declines. Second quarter natural gas production of 9,238 mcfd (millions of cubic feet per day) was up 60 mcfd or 1 percent from the prior year due to higher production in Europe, eastern Canada and Qatar, partly offset by lower Indonesian volumes.

Earnings from U.S. upstream operations were $1,086 million, an increase of $735 million from the prior year. Upstream earnings outside the U.S. were $1,679 million, an increase of $879 million, after excluding special items of $119 million from 1999.

Downstream results improved mainly as a result of stronger refining margins in the U.S. and Europe. Lower operating expenses also benefited earnings. These favorable effects were partly offset by lower refining margins in Asia-Pacific and lower marketing margins in most geographic areas. Petroleum product sales were 7,895 kbd compared with 8,842 kbd in the prior year's second quarter.
The reduction was mainly due to the required divestiture of Mobil's European fuels joint venture and lower supply sales in Asia-Pacific as a result of the low margin environment. Sales volumes increased 98 kbd from first quarter.

U.S. downstream earnings were $594 million, up $272 million from the prior year as a result of higher refining margins, improved operating performance and lower operating expenses, partly offset by lower marketing margins. Outside of the U.S., higher European refining margins more than offset the effects of lower refining margins in Asia-Pacific and lower marketing margins. Earnings of $404 million were $248 million higher than the second quarter of 1999.

Although total downstream earnings improved from last year's depressed levels, the business had difficulty in recovering the significantly higher crude oil costs in the market place. Even with these improved results, the U.S. business made about 5 cents per gallon.

Chemicals earnings were $362 million, up $64 million from the same quarter a year ago. Prime product sales volumes of 6,596 kt (thousands of metric tons) were a record and were 456 kt or 7 percent higher than last year. Feedstock cost increases put significant pressure on both commodity and specialty product margins.

Earnings from other operations, including coal, minerals and power, totaled $127 million, compared with $85 million in the second quarter of 1999. Earnings improved on higher copper prices, partly offset by lower coal prices.

Corporate and financing expenses of $102 million compared with $157 million in the second quarter of 1999. The decrease was driven by a reduction in administrative expenses as a result of combining Exxon and Mobil headquarters operations. Lower interest expenses as a result of lower debt levels and higher tax-related benefits also contributed to the improvement.

During the period, the company's operating segments continued to benefit from reductions in the tax rates of several countries and the favorable resolution of tax-related issues.

Second quarter net income included gains on required asset divestments of $530 million, offset by $150 million of merger expenses, including implementation expenses and employee separations.

FIRST SIX MONTHS 2000 COMPARED WITH FIRST SIX MONTHS 1999

Excluding merger effects and special items, first half 2000 earnings of $7,500 million ($2.13 per share) increased $4,034 million from the first half of last year. Including net favorable merger effects of $510 million in the current year, net income of $8,010 million ($2.27 per share) increased $4,572 million.

Upstream earnings increased due to higher crude oil and natural gas realizations, up 107 percent and 37 percent, respectively. Liquids production of 2,545 kbd compared with 2,506 kbd in the first half of 1999, primarily reflecting new production from the Jotun and Balder fields in Norway and from the Cerro Negro field in Venezuela. Worldwide natural gas production of 10,690 mcfd was up 350 mcfd reflecting higher production in eastern Canada, Europe and Qatar partly offset by lower production in Indonesia. Total oil equivalent production, net of entitlement effects, is 3 percent higher than last year. Exploration expenses were also lower this year.

Earnings from U.S. upstream operations for the first six months were $1,966 million, an increase of $1,456 million from 1999. Earnings outside the U.S. were $3,553 million, $2,120 million higher than last year, excluding special items from 1999.

Petroleum product sales of 7,846 kbd compared with 8,908 kbd in the first half of 1999. The decrease reflects the effects of the required divestiture of Mobil's European fuels joint venture and lower supply sales in Asia-Pacific as a result of the low margin environment. Overall first half results were impacted by difficulty in recovering the significant increases in raw material costs. Earnings from U.S. downstream operations were $776 million, up $392 million from 1999, reflecting stronger refining margins, improved operations and lower operating expense, partly offset by the effects of lower marketing margins. Excluding special items from 1999, earnings outside the U.S. of $591 million were $40 million lower than last year. The effects of lower Asia-Pacific refining margins and lower marketing margins and volumes were partly offset by stronger European refining margins.

Chemicals earnings totaled $682 million in the first half of 2000, up $73 million from last year. Prime product sales volumes of 13,115 kt were 8 percent higher than last year. Stronger industry commodity prices and record production helped offset significant margin pressure on specialty products.

Earnings from other operations totaled $246 million, an increase of $64 million from the first half of 1999, reflecting higher copper prices and higher copper and coal volumes, partly offset by lower coal prices. Corporate and financing expenses increased $31 million to $314 million, primarily reflecting higher interest rates.


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

In the second quarter of 2000, in association with the Merger, $202 million of before tax costs ($150 million after tax) were recorded as merger related expenses. For the six months ended June 30, 2000 merger related expenses totaled $732 million before tax ($475 million after tax). Additional severance and implementation expenses will be recognized during 2000 as the merger implementation program progresses.

Charges in the second quarter of 2000 included separation expenses of approximately $120 million related to workforce reductions (for an additional 800 employees) plus other merger implementation expenses. During the quarter, 2,100 employees actually separated and were paid pursuant to various severance plans.

The severance reserve balance is expected to be expended in 2000, 2001 and 2002. The following table summarizes the activity in the severance reserve for the six months ended June 30, 2000:

        Opening                                           Balance at
        Balance        Additions        Deductions        Period End
        _______        _________        __________        __________
                           (millions of dollars)
          330             532              467               395

Merger related expenses are expected to grow to approximately $2.5 billion before tax on a cumulative basis by 2002. Pre-tax operating synergies associated with the Merger, including cost savings and efficiency gains, are expected to reach $4.6 billion per year by 2002. Merger synergy initiatives are on track and the rate of benefit capture is expected to increase as the year progresses.

Certain property -- primarily refining, marketing, pipeline and natural gas distribution assets -- must be divested as a condition of the regulatory approval of the Merger by the U.S. Federal Trade Commission and the European Commission. Second quarter 2000 results included a net after tax gain of $530 million (net of $75 million of income taxes), or $0.15 per common share, from such divestments. Second quarter divestments included Exxon's Benicia refinery, Exxon marketing assets in California, and certain Mobil European gas marketing operations.

For the six months ended June 30, 2000, the net after tax gain from required asset divestitures totaled $985 million (net of $624 million of income taxes). The net after tax gain on required divestments was reported as an extraordinary item according to accounting requirements for business combinations accounted for as a pooling of interests. Further required divestments will occur during the remainder of the year and are also expected to result in a net gain.

LIQUIDITY AND CAPITAL RESOURCES

Net cash generation before financing activities was $11,561 million in the first six months of 2000 versus $1,250 million in the same period last year. Operating activities provided net cash of $11,454 million, an increase of $4,933 million from the prior year, influenced by higher net income. Investing activities provided net cash of $107 million, compared to a use of cash of $5,271 million in the prior year, reflecting lower additions to property, plant, and equipment and the proceeds from the asset divestments that were required as a condition of regulatory approval of the merger.

Net cash used in financing activities was $7,386 million in the first half of 2000 versus $1,434 million in the same period last year. The increase was driven by debt reductions in the current year period versus debt increases last year.

Prior to the merger, the corporation purchased shares of its common stock for the treasury to offset shares issued in conjunction with company benefit plans and programs. Consistent with pooling accounting requirements, these purchases were suspended effective with the close of the ExxonMobil merger on November 30, 1999. On August 1, 2000, the corporation announced its intention to purchase shares. Share purchases are expected to offset the dilution associated with the company's benefit plans and programs and gradually reduce shares of common stock outstanding. Purchases may be made in both the open market and through negotiated transactions, and may be discontinued at any time.

Revenue for the first half of 2000 totaled $110,037 million compared to $81,959 million in the first half of 1999.

Capital and exploration expenditures were $4,648 million in the first half 2000 compared to $6,915 million in last year's first half. The capital and exploration spending program for 2000 is forecast to be between $11 and $12 billion. Spending over the next several years is projected to be in the $13 billion plus range.

Total debt of $14.6 billion at June 30, 2000 decreased $4.3 billion from year-end 1999. The corporation's debt to total capital ratio was
17.2 percent at the end of the first half of 2000, compared to 22.0 percent at year-end 1999.

Over the twelve months ended June 30, 2000, return on average shareholders' equity was 19.4 percent. Return on average capital employed, which includes debt, was 15.2 percent over the same time period.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Information about market risks for the six months ended June 30, 2000 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 1999.


                            PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         On March 29, 2000, the California South Coast Air Quality Management District ("SCAQMD") issued an initial demand letter alleging that Mobil Oil Corporation's Torrance Refinery had underpaid air emissions fees during the period 1994-99 due to the use of incorrect emissions calculation methodologies. In addition to demanding payment of approximately $3,134,000 in fees, the letter proposes penalties of approximately $1,431,000. The SCAQMD Fee Review Committee is scheduled to consider the matter in August, 2000, and discussions with the authorities are on going.

         On May 1, 2000, a previously-reported matter, involving allegations by the New Jersey Department of Environmental Protection ("NJDEP") that Mobil Oil Corporation's operations of a formerly-owned refinery in Paulsboro, New Jersey, had violated air permit conditions, was settled. The NJDEP had sought penalties of $111,600; the matter was settled with a payment of $67,500.

         Refer to the relevant portions of Note 5 on pages 7 through 9 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of shareholders on May 31, 2000, the following proposals were voted upon. Percentages are based on the total of the shares voted for and against.

         Concerning Election of Directors
                                                 Votes            Votes
           Nominees for Directors               Cast For         Withheld
           ______________________               ________         ________

           Michael J. Boskin                 2,846,604,419      24,913,064
           Rene Dahan                        2,847,691,609      23,825,874
           William T. Esrey                  2,847,188,794      24,328,689
           Donald V. Fites                   2,843,925,776      27,591,707
           Jess Hay                          2,844,596,812      26,920,671
           Charles A. Heimbold, Jr.          2,846,352,025      25,165,458
           James R. Houghton                 2,847,385,945      24,131,538
           William R. Howell                 2,844,686,180      26,831,303
           Helene L. Kaplan                  2,830,281,297      41,236,186
           Reatha Clark King                 2,846,811,836      24,705,647
           Philip E. Lippincott              2,847,266,037      24,251,446
           Harry J. Longwell                 2,847,044,723      24,472,760
           J. Richard Munro                  2,846,096,456      25,421,027
           Marilyn Carlson Nelson            2,847,010,223      24,507,260
           Lucio A. Noto                     2,846,029,043      25,488,440
           Lee R. Raymond                    2,845,803,311      25,714,172
           Eugene A. Renna                   2,847,005,957      24,511,526
           Walter V. Shipley                 2,847,045,215      24,472,268

         Concerning Ratification of Independent Accountants

           Votes Cast For:                   2,844,764,945     99.6%
           Votes Cast Against:                  11,618,837      0.4%
           Abstentions:                         15,133,701
           Broker Non-Votes:                           N/A

         Concerning Term Limit for Nonemployee Directors

           Votes Cast For:                     111,284,864      4.7%
           Votes Cast Against:               2,231,649,435     95.3%
           Abstentions:                         57,796,237
           Broker Non-Votes:                   470,786,947

         Concerning Policy on Board Diversity

           Votes Cast For:                     182,040,640      7.9%
           Votes Cast Against:               2,114,109,373     92.1%
           Abstentions:                        104,580,864
           Broker Non-Votes:                   470,786,606

         Concerning Renewable Energy Sources

           Votes Cast For:                     139,602,443      6.2%
           Votes Cast Against:               2,107,393,495     93.8%
           Abstentions:                        153,740,445
           Broker Non-Votes:                   470,781,100

         Concerning Additional Report on ANWR Drilling

           Votes Cast For:                     122,488,927      5.4%
           Votes Cast Against:               2,166,399,655     94.6%
           Abstentions:                        111,842,312
           Broker Non-Votes:                   470,786,589

         Concerning Additional Report on Chad-Cameroon Pipeline

           Votes Cast For:                     112,471,825      4.9%
           Votes Cast Against:               2,170,098,710     95.1%
           Abstentions:                        118,160,357
           Broker Non-Votes:                   470,786,591

         Concerning Amendment of EEO Policy

           Votes Cast For:                     186,005,588      8.3%
           Votes Cast Against:               2,068,197,745     91.7%
           Abstentions:                        146,527,564
           Broker Non-Votes:                   470,786,586

         Concerning Additional Report on Executive Compensation

           Votes Cast For:                     177,522,028      7.7%
           Votes Cast Against:               2,123,556,681     92.3%
           Abstentions:                         99,513,516
           Broker Non-Votes:                   470,925,258

See also pages 3 through 10 and pages 27 through 43 of the registrant's definitive proxy statement dated April 14, 2000.


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



                                           EXXON MOBIL CORPORATION




Date:  August 14, 2000                   /s/   DONALD D. HUMPHREYS
                             _______________________________________________
                             Donald D. Humphreys, Vice President, Controller
                                      and Principal Accounting Officer