Form 10-Q
period 2000-09-30
EXXON MOBIL CORP
filed 2000-11-13
CIK 34088

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

       ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                     OR

       (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to__________

                         Commission File Number 1-2256


                            EXXON MOBIL CORPORATION
             ____________________________________________________
            (Exact name of registrant as specified in its charter)



                   NEW JERSEY                         13-5409005
         ______________________________          ____________________
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)         Identification Number)


       5959 Las Colinas Boulevard, Irving, Texas           75039-2298
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                      Outstanding as of September 30, 2000
  _______________________________      ____________________________________
  Common stock, without par value                3,476,189,415

                          EXXON MOBIL CORPORATION

                                 FORM 10-Q

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000



                             TABLE OF CONTENTS

                                                                   Page
                                                                  Number
                                                                  ______
                       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

   Condensed Consolidated Statement of Income                          3
    Three and nine months ended September 30, 2000 and 1999

   Condensed Consolidated Balance Sheet                                4
    As of September 30, 2000 and December 31, 1999

   Condensed Consolidated Statement of Cash Flows                      5
    Nine months ended September 30, 2000 and 1999

   Notes to Condensed Consolidated Financial Statements             6-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       11-17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk   18


                       PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                         18-19

Item 2.  Changes in Securities                                        19

Item 6.  Exhibits and Reports on Form 8-K                             19

Signature                                                             20

Index to Exhibits                                                     21

                       PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                       EXXON MOBIL CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                        (millions of dollars)

                                          Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                         __________________  _________________
REVENUE                                      2000     1999      2000      1999
                                             ____     ____      ____      ____
Sales and other operating revenue,
     including excise taxes               $57,497  $48,415  $165,706  $128,855
Earnings from equity interests and
     other revenue                          1,071      571     2,899     2,090
                                          _______  _______  ________  ________
     Total revenue                         58,568   48,986   168,605   130,945
                                          _______  _______  ________  ________
COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases            27,927   21,609    79,231    53,061
Operating expenses                          4,049    4,557    12,790    12,527
Selling, general and administrative
     expenses                               3,358    2,753     9,065     9,335
Depreciation and depletion                  1,901    1,991     5,968     6,151
Exploration expenses, including dry holes     235      285       611       824
Merger related expenses                       372       17     1,104        44
Interest expense                              108      157       408       467
Excise taxes                                5,319    5,391    16,269    15,491
Other taxes and duties                      8,529    8,682    24,235    25,124
Income applicable to minority and
     preferred interests                       73       52       255        68
                                          _______  _______  ________  ________
     Total costs and other deductions      51,871   45,494   149,936   123,092
                                          _______  _______  ________  ________
INCOME BEFORE INCOME TAXES                  6,697    3,492    18,669     7,853
  Income taxes                              2,637    1,304     7,584     2,227
                                          _______  _______  ________  ________
INCOME BEFORE EXTRAORDINARY ITEM            4,060    2,188    11,085     5,626
  Extraordinary gain from required
  asset divestitures, net of income Tax       430        0     1,415         0
                                          _______  _______  ________  ________
NET INCOME                                $ 4,490  $ 2,188  $ 12,500  $  5,626
                                          =======  =======  ========  ========
NET INCOME PER COMMON SHARE (DOLLARS)
  Before extraordinary gain               $  1.17  $  0.63  $   3.19  $   1.62
  Extraordinary gain, net of income tax      0.12     0.00      0.40      0.00
                                          _______  _______  ________  ________
  Net Income                              $  1.29  $  0.63  $   3.59  $   1.62
                                          =======  =======  ========  ========
NET INCOME PER COMMON SHARE
  - ASSUMING DILUTION (DOLLARS)
  Before extraordinary gain               $  1.16  $  0.62  $   3.15  $   1.60
  Extraordinary gain, net of income tax      0.12     0.00      0.40      0.00
                                          _______  _______  ________  ________
  Net Income                              $  1.28  $  0.62  $   3.55  $   1.60
                                          =======  =======  ========  ========
DIVIDENDS PER COMMON SHARE                $  0.44  $  0.42  $   1.32  $   1.25

                           EXXON MOBIL CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEET
                             (millions of dollars)

                                                         Sept. 30,   Dec. 31,
                                                              2000       1999
ASSETS                                                    ________   ________
Current assets
  Cash and cash equivalents                               $  6,644   $  1,688
  Other marketable securities                                    2         73
  Notes and accounts receivable - net                       21,601     19,155
  Inventories
    Crude oil, products and merchandise                      7,446      7,370
    Materials and supplies                                   1,094      1,122
  Prepaid taxes and expenses                                 2,662      1,733
                                                          ________   ________
    Total current assets                                    39,449     31,141
Property, plant and equipment - net                         90,067     94,043
Investments and other assets                                18,736     19,337
                                                          ________   ________
    TOTAL ASSETS                                          $148,252   $144,521
                                                          ========   ========
LIABILITIES
Current liabilities
  Notes and loans payable                                 $  6,713   $ 10,570
  Accounts payable and accrued liabilities                  27,646     25,492
  Income taxes payable                                       5,416      2,671
                                                          ________   ________
    Total current liabilities                               39,775     38,733
Long-term debt                                               7,528      8,402
Annuity reserves, deferred credits and other liabilities    32,838     33,920
                                                          ________   ________
    TOTAL LIABILITIES                                       80,141     81,055
                                                          ________   ________
SHAREHOLDERS' EQUITY
Benefit plan related balances                                 (250)      (298)
Common stock, without par value:
  Authorized:  4,500 million shares
  Issued:      4,010 million shares                          3,589      3,403
Earnings reinvested                                         82,959     75,055
Accumulated other nonowner changes in equity
  Cumulative foreign exchange translation adjustment        (5,048)    (2,300)
  Minimum pension liability adjustment                        (299)      (299)
  Unrealized gains on stock investments                         48         31
Common stock held in treasury:
     534 million shares at September 30, 2000              (12,888)
     533 million shares at December 31, 1999                          (12,126)
                                                          ________   ________
    TOTAL SHAREHOLDERS' EQUITY                              68,111     63,466
                                                          ________   ________
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $148,252   $144,521
                                                          ========   ========

The number of shares of common stock issued and outstanding at September 30, 2000 and December 31, 1999 were 3,476,189,415 and 3,477,423,323, respectively.

                             EXXON MOBIL CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (millions of dollars)

(CAPTION>
                                                          Nine Months Ended
                                                            September 30,
                                                          _________________
                                                            2000       1999
                                                            ____       ____
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             $12,500    $ 5,626
  Depreciation and depletion                               5,968      6,151
  Changes in operational working capital, excluding
    cash and debt                                          1,732       (156)
  All other items - net                                   (3,338)      (860)
                                                         _______    _______
  Net cash provided by operating activities               16,862     10,761
                                                         _______    _______

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment              (5,836)    (8,214)
  Sales of subsidiaries, investments, and property,
    plant and equipment                                    3,714        598
  Other investing activities - net                           419       (347)
                                                         _______    _______
  Net cash provided by/(used in) investing activities     (1,703)    (7,963)
                                                         _______    _______
NET CASH GENERATION BEFORE FINANCING ACTIVITIES           15,159      2,798
                                                         _______    _______

CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to long-term debt                                159        555
  Reductions in long-term debt                              (383)      (352)
  Additions/(reductions) in short-term debt - net         (4,093)     1,990
  Cash dividends to ExxonMobil shareholders               (4,596)    (4,363)
  Cash dividends to minority interests                      (178)      (148)
  Changes in minority interests and sales/(purchases)
    of affiliate stock                                      (119)      (255)
  Net ExxonMobil shares sold/(acquired)                     (661)      (344)
                                                         _______    _______
  Net cash used in financing activities                   (9,871)    (2,917)
                                                         _______    _______
Effects of exchange rate changes on cash                    (332)        48
                                                         _______    _______
Increase/(decrease) in cash and cash equivalents           4,956        (71)
Cash and cash equivalents at beginning of period           1,688      2,386
                                                         _______    _______
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 6,644    $ 2,315
                                                         =======    =======

SUPPLEMENTAL DISCLOSURES
  Income taxes paid                                      $ 4,211    $ 1,929
  Cash interest paid                                     $   590    $   614

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

    In the third quarter of 2000, in association with the Merger, $372 million of before tax costs ($230 million after tax) were recorded as merger related expenses. For the nine months ended September 30, 2000 merger related expenses totaled $1,104 million before tax ($705 million after tax).

    Charges in the third quarter of 2000 included separation expenses of approximately $145 million related to workforce reductions (for an additional 400 employees). During the quarter, 900 employees actually separated and were paid pursuant to various severance plans.

    The severance reserve balance is expected to be expended in 2000, 2001 and 2002. The following table summarizes the activity in the severance reserve for the nine months ended September 30, 2000:

                Opening                               Balance at
                Balance    Additions    Deductions    Period End
                _______    _________    __________    __________
                            (millions of dollars)
                  330          659          564           425


4.  Extraordinary Gain on Required Asset Divestitures

    Third quarter 2000 results included a net after tax gain of $430 million (including an income tax credit of $41 million), or $0.12 per common share, from asset divestments that were required as a condition of the regulatory approval of the Merger. Third quarter divestments included Exxon's share of Thyssengas GmbH, a gas transmission, distribution and storage company in Germany, and Mobil's share of Colonial Pipeline Company in the U.S.

    For the nine months ended September 30, 2000, the net after tax gain from required asset divestitures totaled $1,415 million (net of $583 million of income taxes). The net after tax gain on required divestments was reported as an extraordinary item according to accounting requirements for business combinations accounted for as a pooling of interests.

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

    The corporation has appealed the judgment. The corporation also appealed the District Court's denial of its renewed motion for a new trial. The United States Court of Appeals for the Ninth Circuit heard oral arguments on the appeals on May 3, 1999. In March 2000, the Ninth Circuit ruled solely on the issue of the corporation's renewed motion for a new trial and upheld the District Court's denial of the motion. In July 2000, the corporation requested the United States Supreme Court review the Court of Appeals' March decision. On October 2, 2000, the Supreme Court let stand without comment the Ninth Circuit decision denying the corporation's renewed motion for a new trial.

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

    Under the October 8, 1991, civil agreement and consent decrees with the U.S. and Alaska governments, the corporation has made annual payments since 1991, which in each of the years 2000, 1999, and 1998, were $70 million. These payments were charged against the provision that was previously established to cover the costs of the settlement.

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

    By final award dated July 2, 1999, preceded by an interim award in 1996, an arbitral tribunal established the full amount of the compensation for the excess gas. This amount has now been paid and a petition to set the award aside has now been dismissed, rendering the award final in all respects. Other substantive matters remain outstanding, including recovery of royalties paid on such excess gas and the taxes payable on the final compensation amount. The ultimate outcome is not expected to have a materially adverse effect upon the corporation's operations or financial condition.

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

6.  Nonowner Changes in Shareholders' Equity

    The total nonowner changes in shareholders' equity for the three months ended September 30, 2000 and 1999 were $3,504 million and $2,921 million, respectively. The total nonowner changes in shareholders' equity for the nine months ended September 30, 2000 and 1999 were $9,769 million and $5,244 million, respectively. Total nonowner changes in shareholders' equity include net income and the change in the cumulative foreign exchange translation adjustment, the minimum pension liability adjustment and the unrealized gains on stock investments components of shareholders' equity.

7.  Earnings Per Share

                                        Three Months Ended  Nine Months Ended
                                           September 30,      September 30,
                                        __________________   ________________
                                             2000    1999        2000    1999
                                             ____    ____        ____    ____
NET INCOME PER COMMON SHARE
Income before extraordinary item
  (millions of dollars)                    $4,060  $2,188     $11,085  $5,626
  Less: Preferred stock dividends               0     (12)          0     (39)
                                           ______  ______     _______  ______
Income available to common shares          $4,060  $2,176     $11,085  $5,587
                                           ======  ======     =======  ======
Weighted average number of common shares
  outstanding (million of shares)           3,479   3,452       3,479   3,451

Net income per common share (dollars)
  Before extraordinary item                $ 1.17  $ 0.63     $  3.19  $ 1.62
  Extraordinary gain, net of income tax      0.12    0.00        0.40    0.00
                                           ______  ______     _______  ______
  Net income                               $ 1.29  $ 0.63     $  3.59  $ 1.62
                                           ======  ======     =======  ======
NET INCOME PER COMMON SHARE
  - ASSUMING DILUTION
Income before extraordinary item
  (millions of dollars)                    $4,060  $2,188     $11,085  $5,626
  Adjustment for assumed dilution               2      (1)         (8)     (1)
                                           ______  ______     _______  ______
Income available to common shares          $4,062  $2,187     $11,077  $5,625
                                           ======  ======     =======  ======
Weighted average number of common shares
  outstanding (millions of shares)          3,479   3,452       3,479   3,451
  Plus:  Issued on assumed exercise of
         stock options                         42      47          41      44
  Plus:  Assumed conversion of preferred
         stock                                  0      22           0      23
                                           ______  ______     _______  ______
Weighted average number of common shares
  outstanding                               3,521   3,521       3,520   3,518
                                           ======  ======     =======  ======
Net income per common share
  - assuming dilution (dollars)
  Before extraordinary item                $ 1.16  $ 0.62     $  3.15  $ 1.60

  Extraordinary gain, net of income tax      0.12    0.00        0.40    0.00
                                           ______  ______     _______  ______
  Net income                               $ 1.28  $ 0.62     $  3.55  $ 1.60
                                           ======  ======     =======  ======

8.  Disclosures about Segments and Related Information

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       __________________   _________________
                                          2000      1999       2000      1999
                                          ____      ____       ____      ____
                                              (millions of dollars)

EARNINGS AFTER INCOME TAX
(Before extraordinary item)
  Upstream
    United States                       $ 1,215  $   592   $  3,181  $  1,102
    Non-U.S.                              1,885      937      5,438     2,489
  Downstream
    United States                           392      241      1,168       625
    Non-U.S.                                501      110      1,092       621
  Chemicals
    United States                           132      199        551       541
    Non-U.S.                                132      154        395       421
  All Other                                (197)     (45)      (740)     (173)
                                        _______  _______   ________  ________
  Corporate Total                       $ 4,060  $ 2,188   $ 11,085  $  5,626
                                        =======  =======    =======  ========
SALES AND OTHER OPERATING REVENUE
  Upstream
    United States                       $ 1,341  $   857   $  3,532  $  2,180
    Non-U.S.                              3,405    3,309     10,520     8,740
  Downstream
    United States                        14,045   11,875     41,162    29,933
    Non-U.S.                             33,940   28,507     96,728    77,638
  Chemicals
    United States                         2,081    1,782      6,163     4,708
    Non-U.S.                              2,423    1,835      6,895     4,984
  All Other                                 262      250        706       672
                                        _______  _______   ________  ________
  Corporate Total                       $57,497  $48,415   $165,706  $128,855
                                        =======  =======   ========  ========
INTERSEGMENT REVENUE
  Upstream
    United States                       $ 2,062  $ 1,127   $  5,010  $  2,628
    Non-U.S.                              4,931    1,969     12,617     5,068
  Downstream
    United States                         1,818      777      3,790     1,843
    Non-U.S.                              2,957    1,635      7,066     4,076
  Chemicals
    United States                           851      461      2,219     1,265
    Non-U.S.                                554      361      1,458       946
  All Other                                  53      179        120       511

                              EXXON MOBIL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

                                            Third Quarter   First Nine Months
                                            _____________   _________________
                                             2000    1999        2000    1999
                                             ____    ____        ____    ____
                                                 (millions of dollars)
Earnings including merger effects and special items
___________________________________________________
Exploration and production
  United States                            $1,215  $  592     $ 3,181  $1,102
  Non-U.S.                                  1,885     937       5,438   2,489
Refining and marketing
  United States                               392     241       1,168     625
  Non-U.S.                                    501     110       1,092     621
Chemicals
  United States                               132     199         551     541
  Non-U.S.                                    132     154         395     421
Other operations                              148     108         394     290
Corporate and financing                      (115)   (136)       (429)   (419)
Merger expenses                              (230)    (17)       (705)    (44)
Gain on required asset divestitures           430       0       1,415       0
                                           ______  ______     _______  ______
NET INCOME                                 $4,490  $2,188     $12,500  $5,626
                                           ======  ======     =======  ======
Net income per common share                $ 1.29  $ 0.63     $  3.59  $ 1.62
Net income per common share
  - assuming dilution                      $ 1.28  $ 0.62     $  3.55  $ 1.60

Merger effects and special items
________________________________
Exploration and production
  Non-U.S.                                 $    0  $    0     $     0  $  119
Refining and marketing
  Non-U.S.                                      0       0           0    (120)
Merger expenses                              (230)    (17)       (705)    (44)
Gain on required asset divestitures           430       0       1,415       0
                                           ______  ______     _______  ______
TOTAL                                      $  200  $  (17)    $   710  $  (45)
                                           ======  ======     =======  ======
Earnings excluding merger effects and special items
___________________________________________________
Exploration and production
  United States                            $1,215  $  592     $ 3,181  $1,102
  Non-U.S.                                  1,885     937       5,438   2,370
Refining and marketing
  United States                               392     241       1,168     625
  Non-U.S.                                    501     110       1,092     741
Chemicals
  United States                               132     199         551     541
  Non-U.S.                                    132     154         395     421
Other operations                              148     108         394     290
Corporate and financing                      (115)   (136)       (429)   (419)
                                           ______  ______     _______  ______
TOTAL                                      $4,290  $2,205     $11,790  $5,671
                                           ======  ======     =======  ======
Earnings per common share                  $ 1.23  $ 0.63     $  3.39  $ 1.63
Earnings per common share
  - assuming dilution                      $ 1.22  $ 0.62     $  3.35  $ 1.61

THIRD QUARTER 2000 COMPARED WITH THIRD QUARTER 1999

Exxon Mobil Corporation reported record results for the third consecutive quarter. Excluding merger effects, estimated third quarter 2000 earnings of $4,290 million ($1.22 per share) increased $2,085 million from the third quarter of last year. Including net favorable merger effects of $200 million, estimated net income of $4,490 million ($1.28 per share) increased $2,302 million from the third quarter of last year.

Revenue for the third quarter of 2000 totaled $58,568 million compared with $48,986 million in 1999. Capital and exploration expenditures of $2,646 million in the third quarter of 2000 were up about 10 percent from the second quarter and are expected to increase further in the fourth quarter.

Excluding merger effects, ExxonMobil's third quarter 2000 earnings improved substantially from the same period a year ago, and were a third consecutive quarterly record. These results continue to reflect historically high crude oil and natural gas prices and further improvements in operating efficiency. The combined assets of the new company continue to perform well and financial results for the upstream and downstream businesses significantly exceeded the same period last year. As was the case last quarter, the majority of the improvement in profits came from outside the U.S. and from the upstream business due to higher crude oil and natural gas prices. These prices, which are the raw material costs for the downstream and chemicals businesses, increased at a faster pace than prices in the highly competitive end-user and consumer markets.

Upstream earnings were $3.1 billion and represented a fourth consecutive record quarter. Upstream results benefited from higher crude oil prices, which were up almost $10 per barrel from the third quarter of 1999, reflecting the continuing impact of tight worldwide crude oil markets. Substantially higher natural gas prices, particularly in the U.S., also contributed to improved earnings. Liquids production, excluding the effects of lower entitlements caused by higher crude prices, was 2 percent higher this quarter, mainly reflecting new production from fields in the North Sea and Venezuela and increased production from eastern Canada and Alaska.

Downstream earnings improved from last year's depressed results when business fundamentals were deteriorating due to product oversupply and the inability of product prices to keep pace with rising crude costs. However, these conditions have continued in many markets throughout 2000 and have restrained downstream profitability. The current quarter's results reflected improved worldwide refining margins, improved refining performance and lower operating expenses, partly offset by continued weakness in worldwide marketing margins and adverse foreign exchange effects. While downstream earnings improved versus the depressed levels of last year, they were lower than downstream results achieved in the third quarters of 1997 and 1998.

Chemicals earnings declined, reflecting lower specialty chemical margins due to the combined effect of rising feedstock and energy costs and adverse foreign exchange effects. Earnings from other operations improved on higher copper prices and lower operating expenses.

During the quarter, ExxonMobil continued its active investment program, spending $2,646 million on capital and exploration projects. Capital expenditures are expected to continue to increase in the fourth quarter.

On August 1, ExxonMobil announced its intention to purchase shares of its common stock. During the third quarter the Corporation acquired 11.7 million shares at a gross cost of $989 million to offset the dilution associated with benefit plans and programs and to reduce common stock outstanding.

OTHER COMMENTS ON THIRD QUARTER COMPARISON

Upstream earnings benefited from higher crude oil prices that averaged almost $10 per barrel more than the third quarter of 1999. Worldwide average natural gas realizations were over 45 percent higher than last year, partly driven by much higher U.S. gas prices as a result of growing demand and low industry inventory levels. Lower exploration expenses also benefited upstream results.

Liquids production of 2,486 kbd (thousands of barrels per day) increased from 2,477 kbd in the third quarter of 1999. Excluding the impact of lower entitlement volumes that resulted from higher crude prices, liquids volumes increased 2 percent, reflecting a third full quarter of production from the Balder and Jotun developments in Norway and the Cerro Negro development in Venezuela. These increases more than offset the effects of natural field declines. Third quarter natural gas production of 8,706 mcfd (millions of cubic feet per day) increased slightly from the prior year due to higher production in Europe, eastern Canada and Qatar, partly offset by lower Indonesian volumes.

Earnings from U.S. upstream operations were $1,215 million, an increase of $623 million from the prior year. Upstream earnings outside the U.S. were $1,885 million, an increase of $948 million.

Downstream results improved mainly as a result of stronger worldwide refining margins. Improved refinery performance, including better yields and reduced downtime, and lower operating expenses also benefited earnings. These favorable factors were partly offset by continued weakness in worldwide marketing margins as product prices were not able to keep pace with the rapid run-up in supply costs during the quarter. Adverse foreign exchange effects resulting from the strengthening U.S. dollar also lowered earnings from the prior period. Petroleum product sales were 8,101 kbd compared with 8,879 kbd in the prior year's third quarter. The reduction was mainly due to the required divestiture of Mobil's European fuels joint venture and U.S. marketing and refining assets.

U.S. downstream earnings were $392 million, up $151 million as a result of higher refining margins, improved operating performance and lower operating expenses, partly offset by lower marketing margins. Outside of the U.S., higher refining margins more than offset the effects of lower marketing margins and adverse foreign exchange movements. Non-U.S. downstream earnings of $501 million were $391 million higher than the depressed levels of last year.

Although total downstream earnings improved from last year's depressed levels, the corporation had difficulty in recovering the significantly higher crude oil costs in the market place. Even with these improved results, the U.S. business made about 4 cents per gallon.

Chemicals earnings were $264 million, down $89 million from the same quarter a year ago as higher feedstock and energy costs put significant pressure on margins. Results were also reduced by adverse foreign exchange effects related to the strengthening of the U.S. dollar. Prime product sales volumes of 6,038 kt (thousands of metric tons) were down from the record level of 6,288 kt last year, primarily reflecting planned turnarounds.

Earnings from other operations, including coal, minerals and power, totaled $148 million, compared with $108 million in the third quarter of 1999. Higher copper prices and lower operating expenses more than offset the impact of lower coal prices.

Corporate and financing expenses of $115 million compared with $136 million in the third quarter of 1999. The decrease was driven by a reduction in administrative expenses as a result of combining Exxon and Mobil headquarters operations and lower interest expenses due to lower debt levels. These benefits were partly offset by the effect of higher interest rates and lower tax-related benefits.

During the period, the company's operating segments continued to benefit from reductions in the tax rates of several countries and favorable resolution of tax-related issues.

Third quarter net income included gains on required asset divestments of $430 million, offset by $230 million of merger expenses, including implementation expenses and employee separations.

FIRST NINE MONTHS 2000 COMPARED WITH FIRST NINE MONTHS 1999

Excluding merger effects and special items, earnings of $11,790 million ($3.35 per share) for the first nine months of 2000 increased $6,119 million from the first nine months of last year. Including net favorable merger effects of $710 million in the current year, net income of $12,500 million ($3.55 per share) increased $6,874 million.

Upstream earnings increased due to higher crude oil and natural gas realizations, up about 80 percent and 40 percent, respectively. Liquids production of 2,525 kbd increased from 2,496 kbd in the first nine months of 1999. Excluding the effects of lower entitlements caused by higher crude prices, liquids production was 3 percent higher than last year, mainly reflecting new production from fields in the North Sea and Venezuela and increased production from eastern Canada and Alaska. These increases more than offset the effects of natural field declines. Worldwide natural gas production of 10,016 mcfd was up 228 mcfd reflecting higher production in eastern Canada, Europe and Qatar, partly offset by lower production in Indonesia. Exploration expenses were also lower this year.

Earnings from U.S. upstream operations for the first nine months were $3,181 million, an increase of $2,079 million from 1999. Earnings outside the U.S. were $5,438 million, $3,068 million higher than last year, excluding special items from 1999.

Petroleum product sales of 7,970 kbd compared with 8,898 kbd in the first nine months of 1999. The decrease reflects the effects of the required divestiture of Mobil's European fuels joint venture and U.S. marketing and refining assets and lower supply sales in Asia-Pacific as a result of the low margin environment. Overall, year to date downstream results have been adversely affected by continued difficulty in recovering the significant increases in raw material costs. Earnings from U.S. downstream operations were $1,168 million, up $543 million from 1999, reflecting stronger refining margins, improved operations and lower operating expenses. Excluding special items from 1999, earnings outside the U.S. of $1,092 million were $351 million higher than last year. The effects of lower marketing margins and volumes were more than offset by stronger European and Southeast Asian refining margins.

Chemicals earnings totaled $946 million in the first nine months of 2000 compared with $962 million last year. Prime product sales volumes of 19,153 kt were 3 percent higher than last year. The effects of higher volumes and stronger industry commodity prices were offset by significant margin pressure on specialty products and adverse foreign exchange effects.

Earnings from other operations totaled $394 million, an increase of $104 million from the first nine months of 1999, reflecting higher copper prices and lower operating expenses, partly offset by lower coal prices.

Corporate and financing expenses of $429 million compared with $419 million in the first nine months of 1999. A reduction in administrative expenses as a result of combining Exxon and Mobil headquarters operations and lower interest expense resulting from lower debt levels were offset by the effect of higher interest rates and lower tax-related benefits.

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

In the third quarter of 2000, in association with the Merger, $372 million of before tax costs ($230 million after tax) were recorded as merger related expenses. For the nine months ended September 30, 2000 merger related expenses totaled $1,104 million before tax ($705 million after tax). Additional severance and implementation expenses will be recognized during 2000 as the merger implementation program progresses.

Charges in the third quarter of 2000 included separation expenses of approximately $145 million related to workforce reductions (for an additional 400 employees). During the quarter, 900 employees actually separated and were paid pursuant to various severance plans.

The severance reserve balance is expected to be expended in 2000, 2001 and 2002. The following table summarizes the activity in the severance reserve for the nine months ended September 30, 2000:

           Opening                                     Balance at
           Balance      Additions      Deductions      Period End
           _______      _________      __________      __________
                          (millions of dollars)
             330           659            564             425

Merger related expenses are expected to grow to approximately $2.5 billion before tax on a cumulative basis by 2002. Pre-tax operating synergies associated with the Merger, including cost savings and efficiency gains, are expected to reach $4.6 billion per year by 2002. Merger synergy initiatives are on track and the rate of benefit capture is expected to increase.

Certain property -- primarily refining, marketing, pipeline and natural gas distribution assets -- must be divested as a condition of the regulatory approval of the Merger by the U.S. Federal Trade Commission and the European Commission. Third quarter 2000 results included a net after tax gain of $430 million (including an income tax credit of $41 million), or $0.12 per common share, from such divestments. Third quarter divestments included Exxon's share of Thyssengas GmbH, a gas transmission, distribution, and storage company in Germany, and Mobil's share of Colonial Pipeline Company in the U.S.

For the nine months ended September 30, 2000, the net after tax gain from required asset divestitures totaled $1,415 million (net of $583 million of income taxes) and more than offset the cumulative 2000 merger expenses of $705 million after tax. The net after tax gain on required divestments was reported as an extraordinary item according to accounting requirements for business combinations accounted for as a pooling of interests. The remaining required divestments will occur during the fourth quarter of 2000 and are also expected to result in a net gain.

LIQUIDITY AND CAPITAL RESOURCES

Net cash generation before financing activities was $15,159 million in the first nine months of 2000 versus $2,798 million in the same period last year. Operating activities provided net cash of $16,862 million, an increase of $6,101 million from the prior year, influenced by higher net income. Investing activities used net cash of $1,703 million, compared to $7,963 million in the prior year, reflecting lower additions to property, plant, and equipment and the proceeds from the asset divestments that were required as a condition of regulatory approval of the merger.

Net cash used in financing activities was $9,871 million in the first nine months of 2000 versus $2,917 million in the same period last year. The increase was driven by debt reductions in the current year period versus debt increases last year.

Prior to the merger, the corporation purchased shares of its common stock for the treasury. Consistent with pooling accounting requirements, this repurchase program was terminated effective with the close of the ExxonMobil merger on November 30, 1999. On August 1, 2000, the corporation announced its intention to purchase shares of its common stock. During the third quarter of 2000, Exxon Mobil Corporation purchased 11.7 million shares of its common stock for the treasury at a gross cost of $989 million. These purchases were to offset shares issued in conjunction with company benefit plans and programs and to reduce the number of shares outstanding. Shares outstanding were reduced from 3,484 million at the end of the second quarter of 2000 to 3,476 million at the end of the third quarter. Purchases may be made in both the open market and through negotiated transactions, and may be discontinued at any time.

Revenue for the first nine months of 2000 totaled $168,605 million compared to $130,945 million in the first nine months of 1999.

Capital and exploration expenditures were $7,294 million in the first nine months of 2000 compared to $9,850 million last year. The capital and exploration spending program for 2000 is forecast to be between $11 and $12 billion. Spending over the next several years is projected to be in the $13 billion plus range.

Total debt of $14.2 billion at September 30, 2000 decreased $4.7 billion from year-end 1999. The corporation's debt to total capital ratio was 16.6 percent at the end of the third quarter of 2000, compared to 22.0 percent at year-end 1999.

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

FORWARD-LOOKING STATEMENTS

Statements in this discussion regarding expectations, plans and future events or conditions are forward-looking statements. Actual future results, including synergy benefits from the merger; asset divestment proceeds; financing sources; the resolution of contingencies; the effect of changes in prices, interest rates and other market conditions; and environmental and capital expenditures could differ materially depending on a number of factors. These factors include management's ability to implement merger plans successfully and on schedule; the outcome of commercial negotiations; and other factors discussed above and discussed under the heading "Factors Affecting Future Results" in Item 1 of ExxonMobil's most recent Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Information about market risks for the nine months ended
         September 30, 2000 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 1999.

                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         On July 19, 2000, a previously reported matter, involving seven misdemeanor charges based upon allegations of water pollution caused by pipeline leaks in Harris County, Texas, was resolved. Pursuant to a plea bargain agreement, Exxon Pipeline Company entered a nolo contendere plea in Harris County Criminal Court at Law #15 and was assessed a total penalty of $106,346 (including court costs). Additionally, the company agreed to make a voluntary contribution of $70,000 to the Harris County Supplemental Environmental Projects Fund. The State had originally sought total penalties of $700,000. As part of the agreement, the Harris County Pollution Control Division agreed not to bring civil litigation through the Harris County Attorney's office for the same alleged violations.

         On August 10, 2000, the Texas Natural Resource Conservation Commission commenced a proceeding captioned "In the Matter of an Enforcement Action Concerning Exxon Mobil Corporation, Air Account No. JE-0067-I." The action alleges that the corporation failed to timely install NOx RACT and meet other related requirements at the Mobil Oil Corporation Beaumont, Texas refinery in violation of the Texas Health and Safety Code and various Commission rules. The proceeding seeks an administrative penalty of $234,900. Discussions with the Commission are ongoing.

         On August 17, 2000, a previously reported matter, involving a demand letter from the California South Coast Air Quality Management District alleging that Mobil Oil Corporation's Torrance Refinery had underpaid air emissions fees, was settled by payment of the allegedly underpaid fees. The District had initially proposed penalties of approximately $1.4 million. The settlement disposes of the matter without assessing any penalties.

         On August 29, 2000, the Environmental Protection Agency issued a Notice and Findings of Violation alleging miscellaneous breaches of federal environmental rules and regulations identified during an October 1999 multimedia audit of Mobil Oil Corporation's Joliet Refinery. Although the EPA has not yet made a penalty demand, it is possible the EPA could seek penalties in excess of the $100,000 reporting threshold.

         On September 28, 2000, a Complaint and Consent Order relating to a previously reported matter was lodged with the U.S. District Court, Central District of California. In July, 1999, Mobil Oil Corporation agreed in principle with the U.S. Department of Justice (the "DOJ") and the U.S. Environmental Protection Agency (the "EPA") to settle previously reported allegations that the operations of Mobil Oil Corporation's Torrance, California refinery had violated provisions of the Clean Air Act, the Clean Water Act, the Emergency Planning and Community Right to Know Act and the Comprehensive Environmental Response,

         Compensation and Liability Act. The DOJ and the EPA had originally sought a penalty of $2.5 million. Mobil Oil Corporation agreed to pay a civil penalty of $500,000 and to spend an additional $1 million on various supplemental environmental projects. Entry of the Order is expected in December 2000.

         On October 11, 2000, Mobil Oil Corporation was served in a civil action by the Santa Barbara District Attorney. The suit, which follows the issuance of Notices of Violation by the Santa Barbara Air Pollution Control District, alleges that certain Mobil Oil Corporation service stations violated California air quality requirements relating to Stage II vapor recovery systems and seeks penalties in excess of $1 million.

         Refer to the relevant portions of Note 5 on pages 7 through 9 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2.  Changes in Securities

         In accordance with the registrant's 1997 Nonemployee Director Restricted Stock Plan, as amended, each incumbent nonemployee director on September 27, 2000 who was not formerly a nonemployee director of Mobil Corporation (9 persons) was granted 4,000 shares of restricted stock October 1, 2000. Additionally, each incumbent nonemployee director on September 27, 2000 (13 persons) was granted 150 shares of restricted stock on October 1, 2000 pursuant to the Plan. These grants are exempt from registration under bonus stock interpretations such as the "no-action" letter to Pacific Telesis Group (June 30,1992).

Item 6.  Exhibits and Reports on Form 8-K

  a)     Exhibits

         Exhibit 10(iii)(f) - 1997 Nonemployee Director Restricted Stock Plan,
                               as amended.

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



                                             EXXON MOBIL CORPORATION




Date:  November 13, 2000               /s/    DONALD D. HUMPHREYS
                              _______________________________________________
                              Donald D. Humphreys, Vice President, Controller
                                      and Principal Accounting Officer

                            EXXON MOBIL CORPORATION

                                  FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                             INDEX TO EXHIBITS




10(iii)(f).  1997 Nonemployee Director Restricted Stock Plan, as amended.

27. Financial Data Schedule (included only in the electronic filing of this document).