Form 10-K
period 2000-12-31
EXXON MOBIL CORP
filed 2001-03-28
CIK 34088

                                     2000
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
    [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                      OR
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from         to
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
          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
                 Title of Each Class                     on Which Registered
                 -------------------                   -----------------------
Common Stock, without par value (3,455,409,183 shares
 outstanding at February 28, 2001)                     New York Stock Exchange
Registered securities guaranteed by Registrant:
 SeaRiver Maritime Financial Holdings, Inc.
  Twenty-Five Year Debt Securities due October 1, 2011 New York Stock Exchange
 Exxon Capital Corporation
  Twelve Year 6% Notes due July 1, 2005                New York Stock Exchange

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---   ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                            -----

  The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 2001, based on the closing price on that date of $81.05 on the New York Stock Exchange composite tape, was in excess of $280 billion.


  Documents Incorporated by Reference:
         Proxy Statement for the 2001 Annual Meeting of Shareholders (Part III)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            EXXON MOBIL CORPORATION
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                          Page
                                                                         Number
                                                                         ------
                                     PART I
 Item 1.  Business.....................................................    1-2
 Item 2.  Properties...................................................   2-14
 Item 3.  Legal Proceedings............................................     15
 Item 4.  Submission of Matters to a Vote of Security Holders..........     15
 Executive Officers of the Registrant [pursuant to Instruction 3 to
  Regulation S-K, Item 401(b)].........................................     16

                                    PART II

 Item 5.  Market for Registrant's Common Stock and Related Shareholder
          Matters......................................................     17
 Item 6.  Selected Financial Data......................................     17
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................     17
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk...  17-18
 Item 8.  Financial Statements and Supplementary Data..................     18
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure.....................................     18

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant...........     18
 Item 11. Executive Compensation.......................................     18
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management...................................................     18
 Item 13. Certain Relationships and Related Transactions...............     18

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.....................................................     18
 Financial Section...................................................... 19-57
 Signatures............................................................. 58-60
 Index to Exhibits......................................................    61
 Exhibit 12 -- Computation of Ratio of Earnings to Fixed Charges

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

  Coincident with the merger, ExxonMobil announced a new organization structure built on a concept of eleven separate global businesses designed to allow the company to compete more effectively in a changing worldwide energy industry: five upstream businesses--Exploration, Development, Production, Gas Marketing and Upstream Research; four downstream businesses-- Refining and Supply, Fuels Marketing, Lubricants and Petroleum Specialties, and Technology; plus a chemical company and a coal and minerals company.

  Divisions and affiliated companies of ExxonMobil operate or market products in the United States and about 200 other countries and territories. Their principal business is energy, involving exploration for, and production of, crude oil and natural gas, manufacturing of petroleum products and transportation and sale of crude oil, natural gas and petroleum products. ExxonMobil is a major manufacturer and marketer of basic petrochemicals, including olefins, aromatics, polyethylene and polypropylene plastics and a wide variety of specialty products. ExxonMobil is engaged in exploration for, and mining and sale of coal, copper and other minerals. ExxonMobil also has interests in electric power generation facilities. Affiliates of ExxonMobil conduct extensive research programs in support of these businesses.

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

  In 2000, the corporation spent $1,529 million (of which $393 million were capital expenditures) on environmental projects and expenses worldwide, mostly dealing with air and water conservation. Total expenditures for such activities are expected to be about $1.8 billion in both 2001 and 2002 (with capital expenditures representing about 25 percent of the total).

  Operating data and industry segment information for the corporation are contained on pages 50, 56 and 57; information on oil and gas reserves is contained on pages 53 and 54 and information on company-sponsored research and development activities is contained on page 34 of the Financial Section of this report.

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

Market Risk Factors: See also page 23 and 24 of the Financial Section of this report for discussion of the impact of market risks, inflation and other uncertainties.

  Projections, estimates and descriptions of ExxonMobil's plans and objectives included or incorporated in Items 1, 2, 7 and 7A of this report are forward-looking statements. Actual future results, including merger related expenses, synergy benefits from the merger (including cost savings, efficiency gains and revenue enhancements), project completion dates, production rates, capital expenditures, costs and business plans could differ materially due to, among other things, the factors discussed above and elsewhere in this report.

Item 2. Properties.

  Part of the information in response to this item and to the Securities Exchange Act Industry Guide 2 is contained in the Financial Section of this report in Note 10, which note appears on page 36, and on pages 51 through 55 and 57.

Information with regard to oil and gas producing activities follows:
--------------------------------------------------------------------

1. Net Reserves of Crude Oil and Natural Gas Liquids (millions of barrels) and Natural Gas (billions of cubic feet) at Year-End 2000

  Estimated proved reserves are shown on pages 53 and 54 of the Financial Section of this report. No major discovery or other favorable or adverse event has occurred since December 31, 2000, that would cause a significant change in the estimated proved reserves as of that date. For information on the standardized measure of discounted future net cash flows relating to proved oil and gas reserves, see page 55 of the Financial Section of this report.

2. Estimates of Total Net Proved Oil and Gas Reserves Filed with Other Federal Agencies

  During 2000, ExxonMobil filed proved reserves estimates with the U.S. Department of Energy on Forms EIA-23 and EIA-28. The information is consistent with the ExxonMobil 1999 Annual Report to shareholders with the exception of EIA-23 which covered total oil and gas reserves from

ExxonMobil-operated properties in the United States and does not include gas plant liquids. The differences between the oil reserves and gas reserves reported on EIA-23 and those reported in the 1999 Annual Report exceed five percent.

3. Average Sales Prices and Production Costs per Unit of Production

  Reference is made to page 51 of the Financial Section of this report. Average sales prices have been calculated by using sales quantities from our own production as the divisor. Average production costs have been computed by using net production quantities for the divisor. The volumes of crude oil and natural gas liquids (NGL) production used for this computation are shown in the reserves table on page 53 of the Financial Section of this report. The net production volumes of natural gas available for sale by the producing function used in this calculation are shown on page 57 of the Financial Section of this report. The volumes of natural gas were converted to oil-equivalent barrels based on a conversion factor of six thousand cubic feet per barrel.

4. Gross and Net Productive Wells

                                                            Year-End 2000
                                                      --------------------------
                                                           Oil          Gas
                                                      ------------- ------------
                                                      Gross   Net   Gross   Net
                                                      ------ ------ ------ -----
   United States..................................... 35,552 12,455  9,857 4,590
   Canada............................................  6,750  5,188  4,938 2,489
   Europe............................................  1,702    546  1,331   480
   Asia-Pacific......................................  1,394    518    718   256
   Africa............................................    362    154     --    --
   Other.............................................    974    176    137    41
                                                      ------ ------ ------ -----
    Total............................................ 46,734 19,037 16,981 7,856
                                                      ====== ====== ====== =====

5. Gross and Net Developed Acreage

                                                               Year-End 2000
                                                           ---------------------
                                                             Gross       Net
                                                           ---------- ----------
                                                           (Thousands of acres)
   United States..........................................      9,578      5,993
   Canada.................................................      4,577      2,390
   Europe.................................................     11,576      4,816
   Asia-Pacific...........................................      4,605      1,528
   Africa.................................................        894        387
   Other..................................................      9,175      1,821
                                                           ---------- ----------
    Total.................................................     40,405     16,935
                                                           ========== ==========

  Note: Separate acreage data for oil and gas are not maintained because, in many instances, both are produced from the same acreage.

6. Gross and Net Undeveloped Acreage

                                                               Year-End 2000
                                                            --------------------
                                                              Gross       Net
                                                            --------- ----------
                                                            (Thousands of acres)
   United States...........................................     11,527     7,399
   Canada..................................................     22,136     9,619
   Europe..................................................     16,283     6,244
   Asia-Pacific............................................     38,037    19,641
   Africa..................................................     47,325    20,111
   Other...................................................     51,718    26,363
                                                            ---------- ---------
    Total..................................................    187,026    89,377
                                                            ========== =========

7. Summary of Acreage Terms in Key Areas

UNITED STATES

  Oil and gas exploration leases have an exploration period ranging from one to ten years, and a production period that normally remains in effect until production ceases. In some instances, a "fee interest" is acquired where both the surface and the underlying mineral interests are owned outright.

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

  Germany

  Exploration concessions are granted for an initial maximum period of five years with possible extensions of up to three years for an indefinite period. Extensions are subject to specific, minimum work commitments. Production licenses are normally granted for 20 to 25 years with multiple possible extensions as long as there is production on the license.

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

  Offshore: Prospecting licenses issued prior to March 1976 are for a 15-year period, with relinquishment of about 50 percent of the original area required at the end of ten years. Prospecting licenses issued between 1976 and 1996 are for a ten-year period, with relinquishment of about 50 percent of the original area required at the end of six years. Current licenses are for a period of time necessary to perform the activities for which the permit is issued. For commercial discoveries within a prospecting license, a production license is normally issued for a 40-year period.

  Norway

  Licenses issued prior to 1972 were for an initial period of six years and an extension period of 40 years, with relinquishment of at least one-fourth of the original area required at the end of the sixth year and another one-fourth at the end of the ninth year. Licenses issued between 1972 and 1997 were for an initial period of up to 10 years and an extension period of up to 30 years, with relinquishment of at least one-half of the original area required at the end of the sixth year. Licenses issued after July 1,

1997 have an initial period of from four to ten years and a normal extension period of up to 30 years or in special cases of up to 50 years, and with relinquishment of at least one-half of the original area required at the end of the initial period.

  United Kingdom

  Acreage terms are fixed by the government and are periodically changed. For example, the regulations governing licenses issued between 1996 and 1998 provide for an initial term of three years with possible extensions of six, 15 and 24 years for a license period of 45 more years. After the second extension, the license must be surrendered in part. In recent licensing rounds, the initial term has generally been for six years. After possible surrender of acreage, the license may continue for 30 more years.

ASIA-PACIFIC

  Australia

  Onshore: Acreage terms are fixed by the individual state and territory governments. These terms and conditions vary significantly between the states and territories. Exploration permits are normally granted for two to six years (in some states the Minister fixes the term) with possible renewals and relinquishment. Production licenses in South Australia are granted for an initial term of 21 years, with subsequent renewals, each for 21 years, for the full area. Production licenses in Queensland are granted for varying periods consistent with expected field lives, with renewals on a similar basis.

  Offshore: Acreage terms are fixed by the federal government beyond the three nautical mile limit offshore (all of the company's offshore acreage), in most cases by legislation but in some cases by the Joint Authority (composed of federal and state ministers) at the time of grant. Exploration permits are granted for six years with possible renewals of five-year periods. A 50 percent relinquishment of remaining area is mandatory at the end of each renewal period. Retention leases may be granted for resources that are not commercially viable at the time of application, but are expected to become commercially viable within 15 years. These are granted for periods of five years and renewals may be requested. Production licenses granted prior to September 1, 1998 were initially for 21 years, with a further renewal of 21 years and thereafter renewals at the discretion of the Joint Authority or Federal Minister. Effective from September 1, 1998, new production licenses are granted "indefinitely" i.e., for the life of the field (if no operations for the recovery of petroleum have been carried on for five years, the license may be terminated).

  Indonesia

  Exploration and production activities in Indonesia are generally governed by production sharing contracts negotiated with the national oil company. Certain activities may also be subject to joint operating agreements and/or technical assistance contracts also negotiated with the national oil company. The more recent contracts have an overall term of up to 30 years with possible extensions in some contracts. The initial exploration period is from six to ten years.

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

  Papua New Guinea

  Exploration and production activities are governed by the Petroleum Act. Exploration permits are granted for an initial term of six years with renewals of five years. A 50 percent area relinquishment is mandatory at the end of the first term. Production licenses are granted for an initial 25-year period. Renewals of up to 20 years may be granted at the Minister's discretion. Petroleum retention licenses are granted for five-year terms, renewable twice for maximum retention time of 15 years.

  Thailand

  The company's concessions and the Petroleum Act of 1972 allow production for 30 years (through 2021) with a possible ten-year extension at terms generally prevalent at the time.

AFRICA

  Angola

  Exploration and production activities are governed by production sharing agreements with an initial exploration term of four years and an optional second phase of two to three years. The production period is for 25 years and a negotiated extension is common.

  Cameroon

  Exploration and production activities are governed by agreements negotiated with the national oil company. The concessions have various agreements with regard to license extension, terms and conditions for the exploration and production phase.

  Chad

  Exploration permits are issued for a period of five years, renewable for two further five-year periods. The production term is for 30 years.

  Equatorial Guinea

  Exploration and production activities are governed by production sharing contracts negotiated with the state Ministry of Mines and Energy. The exploration term is for 10 to 15 years with limited relinquishments in the absence of commercial discoveries. The production period for crude is 30 years while the production period for gas is 50 years.

  Nigeria

  Exploration and production activities in the deepwater offshore areas are typically governed by production sharing contracts (PSCs) with the national oil company. The national oil company holds the underlying Oil Prospecting License (OPL) and any resulting Oil Mining Lease (OML). The terms of the PSCs are generally 30 years, including a ten-year exploration period (six-year initial exploration phase plus a four-year optional period) with no required relinquishment after the initial phase, a 50 percent relinquishment requirement after the second phase and a 20-year production period that may be extended.

  Some exploration activities are carried out in deepwater by joint ventures with indigenous companies as direct participants in an OPL. OPLs in deepwater offshore areas are valid for ten years and are non-renewable, while in all other areas OPLs are for five years and also are non-renewable. Demonstrating a commercial discovery is the basis for conversion of an OPL to an OML.

  OMLs granted prior to the 1969 Petroleum Act, (i.e., under the Minerals Oils Act 1914, repealed by the 1969 Petroleum Act) were for 30 years onshore and 40 years in offshore areas and are renewable upon 12 months written notice, for further periods of 30 and 40 years, respectively.

  OMLs granted under the 1969 Petroleum Act, which include all deepwater OMLs, have a maximum term of 20 years without distinction for on- or offshore location and are renewable, upon 12 months written notice, for another period of 20 years. OMLs not held by the national oil company are also subject to a mandatory 50 percent relinquishment, after the first ten years of their duration.

  In all cases, renewal of OMLs is almost certain if lessee satisfies three conditions, namely, lessee: i) gives the requisite notice within the minimum stipulated period; ii) has paid up-to-date all rentals, royalties and fees and
iii) has fulfilled all lessee's obligations under the OML.

  The MOU (Memorandum of Understanding) defining commercial terms applicable to existing oil production was renegotiated and executed in 2000 and is effective for a minimum of three years with possible extension on mutual agreement. Guidelines for Marginal Field Development were issued by the Government.

OTHER COUNTRIES

  Argentina

  The concession terms for onshore in Argentina are two to three years for the initial exploration period, one to two years for the second exploration period and zero to one year for the third exploration period. The concession terms for offshore in Argentina are four years for the initial exploration period, three years for the second exploration period and three years for the third exploration period. Fifty percent relinquishment is required after each exploration period. An extension after the third exploration period is possible for up to four years. The total exploration and exploitation term is 25 years. A ten-year extension is possible once a field has been developed.

  Azerbaijan

  The production sharing agreement (PSA) for the development of the Megastructure is established for an initial period of 30 years starting from the PSA execution date in 1994.

  Other exploration and production activities are governed by PSAs negotiated with the national oil company. The exploration period consists of three or four years with the possibility of a one to three-year extension. The production period, which includes development, is for 25 years or 35 years with the possibility of one or two five-year extensions.

  Kazakhstan

  Onshore: Exploration and production activities are governed by a joint-venture agreement negotiated with the Republic of Kazakhstan. Existing production operations have a 40-year production period that commenced in 1993.

  Offshore: Exploration and production activities are governed by a production sharing agreement negotiated with the Republic of Kazakhstan. The exploration period consists of six years with the possibility of a two-year extension. The production period, which includes development, is for 20 years with the possibility of two ten-year extensions.

  Qatar

  The State of Qatar grants concessions to LNG projects within Qatar's offshore North field to permit the economic development and production of sufficient gas to satisfy the LNG sales obligations of these projects.

  Republic of Yemen

  Production sharing agreements (PSAs) negotiated with the government entitle the company to participate in exploration operations within a designated area during the exploration period. In the event of a commercial oil discovery, the company is entitled to proceed with development and production operations during the development period. The length of these periods and other specific terms are negotiated prior to executing the PSA. Existing production operations have a development period extending 20 years from first commercial declaration (made in November 1985 for the Marib PSA and June 1995 for the Jannah PSA).

  Venezuela

  Exploration and production activities are governed by contracts negotiated with the national oil company. Exploration activity is covered by risk/profit sharing contracts where exploration blocks were awarded for 35 years. Production licenses are awarded for 20 years under production service agreements.

  Strategic association agreements (such as the Cerro Negro project) are limited to those projects that require vertical integration. Licenses are awarded for 35 years. Significant amendments to the contract terms require Venezuelan congressional approval.

8. Number of Net Productive and Dry Wells Drilled

                                                               2000  1999  1998
                                                               ----- ----- -----
A. Net Productive Exploratory Wells Drilled
  United States...............................................     2    16    23
  Canada......................................................    49     4    18
  Europe......................................................     3     7     8
  Asia-Pacific................................................     5     4    19
  Africa......................................................     2     8     6
  Other.......................................................     1     1     8
                                                               ----- ----- -----
   Total......................................................    62    40    82
                                                               ----- ----- -----
B. Net Dry Exploratory Wells Drilled
  United States...............................................     2    11    20
  Canada......................................................    12     2     9
  Europe......................................................     3     5    11
  Asia-Pacific................................................     3    10    15
  Africa......................................................     4     2     8
  Other.......................................................     2     1     1
                                                               ----- ----- -----
   Total......................................................    26    31    64
                                                               ----- ----- -----
C. Net Productive Development Wells Drilled
  United States...............................................   604   419   629
  Canada......................................................   213   308   149
  Europe......................................................    40    51    54
  Asia-Pacific................................................    30    47    69
  Africa......................................................    16    10    15
  Other.......................................................    31    32    17
                                                               ----- ----- -----
   Total......................................................   934   867   933
                                                               ----- ----- -----
D. Net Dry Development Wells Drilled
  United States...............................................     7    16    21
  Canada......................................................    --    12     8
  Europe......................................................     5     2     4
  Asia-Pacific................................................     1    --     3
  Africa......................................................    --    --    --
  Other.......................................................    --     1     2
                                                               ----- ----- -----
   Total......................................................    13    31    38
                                                               ----- ----- -----
  Total number of net wells drilled........................... 1,035   969 1,117
                                                               ===== ===== =====

9. Present Activities

A. Wells Drilling -- Year-End 2000

                                                                       Gross Net
                                                                       ----- ---
  United States.......................................................  151   69
  Canada..............................................................   63   12
  Europe..............................................................   26    9
  Asia-Pacific........................................................    9    4
  Africa..............................................................    5    2
  Other...............................................................    9    3
                                                                        ---  ---
    Total.............................................................  263   99
                                                                        ===  ===

B. Review of Principal Ongoing Activities in Key Areas

  During 2000, ExxonMobil's activities were conducted, either directly or through affiliated companies, for exploration by ExxonMobil Exploration Company, for large development activities by ExxonMobil Development Company, for producing and smaller development activities by ExxonMobil Production Company and for gas marketing by ExxonMobil Gas Marketing Company. During this same period, some of ExxonMobil's exploration, development, production and gas marketing activities were also conducted in California by Aera Energy, LLC, a joint venture with Shell Oil Company and in Canada by the Resources Division of Imperial Oil Limited, which is 69.6 percent owned by ExxonMobil.

  Some of the more significant ongoing activities are:

UNITED STATES

  Exploration and delineation of additional hydrocarbon resources continued. At year-end 2000, ExxonMobil's acreage totaled 13.4 million net acres. ExxonMobil was active in areas onshore and offshore in the lower 48 states and in Alaska. A total of 3.9 net exploration and delineation wells were completed during 2000.

  During 2000, 539.1 net development wells were completed within and around mature fields in the inland lower 48 states.

  Participation in Alaska production and development continued and a total of
21.0 net development wells were drilled in 2000. Equity realignment in the Prudhoe Bay field increased the company's net production by 30 thousand barrels per day.

  ExxonMobil's net acreage in the Gulf of Mexico at year-end 2000 was 3.5 million acres. A total of 47.1 net exploration and development wells were completed during the year and development continued on several Gulf of Mexico projects in 2000.

  . In May 2000, production began from the ExxonMobil-operated Hoover and Diana fields in the deepwater Gulf of Mexico using a Deep-Draft Caisson Vessel (DDCV). This DDCV, installed in 4,800 feet of water, set a world water-depth record for a combined drilling and production platform.

  . Activities to tie-in Nile, a one well subsea development in 3,500 feet of water, to the Marlin host platform are underway. First production is planned for second quarter 2001.

  . Construction and drilling activities advanced in the ExxonMobil-operated Mica field, a remote deepwater subsea development located in 4,500 feet water depth tied back to the Pompano host platform. First production is scheduled for mid-year 2001.

  . Activities to tie-in the ExxonMobil-operated Marshall and Madison discoveries, located in 4,800 feet water depth, to the Hoover host facilities are underway. First production is planned for early 2002.

CANADA

  ExxonMobil's year-end acreage holdings totaled 12.0 million net acres. A total of 273.7 net exploration and development wells were completed during the year.

  Gross production from Cold Lake averaged 119 thousand barrels per day during 2000. Field work began on the next expansion targeted to start up in 2003. In Eastern Canada, 2000 marked the first full year of gas production of the Sable Offshore Energy Project. The Terra Nova oil development project offshore Newfoundland is under construction.

EUROPE

  France

  ExxonMobil's acreage at year-end 2000 was 0.8 million net acres, with 2.5 net exploration and development wells completed during the year.

  Germany

  A total of 2.8 million net acres were held by ExxonMobil at year-end 2000, with 4.8 net exploration and development wells drilled during the year. The offshore A6/B4 gas project in the North Sea came on stream in the third quarter of 2000.

  Netherlands

  ExxonMobil's interest in licenses totaled 2.5 million net acres at year-end 2000. During 2000, 2.7 net exploration and development wells were drilled. Significant, but smaller fields, are continuously being discovered, developed and brought on stream.

  Norway

  ExxonMobil's net interest in licenses at year-end 2000 totaled 1.4 million acres, all offshore. ExxonMobil participated in 12.7 net exploration and development well completions in 2000. Production was initiated on three developments: Aasgard B/C, Sygna and Oseberg South. Field development projects for Snorre B, Ringhorne and Grane fields are in progress.

  United Kingdom

  ExxonMobil's net interest in licenses at year-end 2000 totaled approximately
3.2 million acres, all offshore. A total of 28.2 net exploration and development wells were completed during the year. Several projects started up, including Shearwater, Triton, Cook and Skiff. Several major projects were underway including Skene, Brigantine and Elgin/Franklin.

ASIA-PACIFIC

  Australia

  ExxonMobil's net year-end 2000 acreage holdings totaled 7.6 million acres. ExxonMobil drilled a total of 24.4 net exploration and development wells in 2000. A development drilling program was completed offshore Australia.

  Indonesia

  ExxonMobil had acreage of 8.0 million net acres at year-end 2000. During the year ExxonMobil acquired an additional 51 percent interest in the Cepu block, bringing its total interest to 100 percent.

  Malaysia

  ExxonMobil has interests in production sharing contracts covering 4.5 million net acres offshore Malaysia. During the year, a total of 13.3 net exploration and development wells were completed. Development and infill drilling were successfully completed at Tapis-E, Pulai-A and Jerneh-A platforms. Major development projects currently in progress are Angsi, Larut and five satellite field developments. These are scheduled for installation and start-up in the 2001 to 2003 time frame.

  Papua New Guinea

  ExxonMobil's 2000 year-end acreage was 0.6 million net acres, with 0.5 net exploration and development wells completed in 2000. An extended well test commenced in the Moran field.

  Thailand

  ExxonMobil's acreage in the Khorat concession totaled 15 thousand net acres at year-end.

AFRICA

  Angola

  ExxonMobil's year-end 2000 acreage holdings totaled 3.7 million net acres and 3.6 net exploration and development wells were completed during the year. Development continued on the Girassol field in Block 17 with first production scheduled in late 2001. Development planning is progressing on ExxonMobil-operated discoveries in Block 15 and non-operated Block 17 discoveries.

  Cameroon

  ExxonMobil's acreage totaled 0.3 million net acres at year-end, with 0.9 net exploration and development wells completed during the year. The D1b field is under development with first oil planned by year-end 2001.

  Chad

  ExxonMobil's net year-end 2000 acreage holdings consisted of 4.1 million acres. Construction has commenced on the Chad-Cameroon Oil Development and Pipeline project which will develop discovered oil fields in landlocked southern Chad and transport produced oil to the coast of Cameroon.

  Equatorial Guinea

  ExxonMobil's net acreage totaled 0.6 million acres at year-end, with 4.4 net exploration and development wells completed during the year. Production from the Jade platform started in June 2000.

  Nigeria

  ExxonMobil's net acreage totaled 1.4 million acres at year-end, with 10.8 net exploration and development wells completed during the year. Development plans are being progressed for the Bonga discovery (OPL 212) and for the ExxonMobil-operated Erha (OPL 209) discovery. Expected start-up is 2004 for Bonga and 2005 for Ehra.

OTHER COUNTRIES

  Argentina

  ExxonMobil's acreage totaled 0.6 net million acres at year-end, with 4.0 net exploration and development wells completed during the year.

  Azerbaijan

  At year-end 2000, ExxonMobil's net acreage totaled 0.2 million acres located in the Caspian Sea offshore of Azerbaijan.

  At the Megastructure Early Oil project, water injection to support reservoir pressure was started in mid-2000. Engineering design of the next platform continues.

  Kazakhstan

  ExxonMobil's net acreage totaled 0.4 million acres at year-end 2000, with
1.2 net exploration and development wells completed during 2000. Production capacity from the Tengiz field has increased with the completion of a fifth processing train and the implementation of gas handling de-bottlenecking projects. Development planning to further increase production is ongoing.

  Substantial progress was made on construction of the Caspian Pipeline Consortium (CPC) project for transporting oil from Tengiz, and other Caspian fields and nearby areas, to the Russian Black Sea port of Novorossiysk. Start-up is projected in 2001. The pipeline will displace the high cost rail and barge transportation now being used.

  Qatar

  Production and development activities continued on two major liquefied natural gas (LNG) projects in Qatar -- Qatargas (Qatar Liquefied Gas Company Limited) and RasGas (Ras Laffan Liquefied Natural Gas Company Ltd.). Initial RasGas operations commenced in 1999 from the first LNG train. A second train started up in March 2000, bringing total production capacity to 6.6 MTA (million metric tons per year) of LNG. Engineering and design was completed in 2000 for two new LNG trains as part of the RasGas Expansion project.

  In May 2000, a development and production sharing agreement was executed for the Enhanced Gas Utilization (EGU) project, which provides for up to 1.75 billion cubic feet per day of gas production, along with associated condensate and natural gas liquids, from Qatar's North field. Engineering and design of the EGU gas production facilities were completed in 2000. Gas from EGU is targeted for domestic use and regional sales via pipeline.

  Republic of Yemen

  ExxonMobil's net acreage in the Republic of Yemen production sharing areas totaled 0.9 million acres onshore at year-end. During the year, 5.7 net exploration and development wells were drilled and completed.

  Venezuela

  ExxonMobil's net acreage totaled 0.5 million acres at year-end with 19.3 net exploration and development wells completed during the year. The Cerro Negro heavy oil project began production in November 1999, and the Central Processing facility was completed in the fourth quarter of 2000. Construction activities on the Upgrader Facility at the Jose Industrial Complex are on schedule for a 2001 start-up.

WORLDWIDE EXPLORATION

  Exploration activities were underway in several areas in which ExxonMobil has no established production operations. A total of 35.2 million net acres were held at year-end, and 3.6 net exploration wells were completed during the year.

Information with regard to mining activities follows:
-----------------------------------------------------

  Syncrude Operations

  Syncrude is a joint-venture established to recover shallow deposits of tar sands using open-pit mining methods, to extract the crude bitumen, and to produce a high-quality, light (32 degree API), sweet, synthetic crude oil. The Syncrude operation, located near Fort McMurray, Alberta, Canada, exploits a portion of the Athabasca Oil Sands Deposit. The location is readily accessible by public road. The produced synthetic crude oil is shipped from the Syncrude site to Edmonton, Alberta in the Alberta Oil Sands Pipeline owned by the Alberta Energy Company Ltd. Since startup in 1978, Syncrude has produced 1.2 billion barrels of synthetic crude oil. Imperial Oil Limited is the owner of a 25 percent interest in the joint-venture. Exxon Mobil Corporation has a 69.6 percent interest in Imperial Oil Limited.

  Operating License and Leases

  Syncrude has an operating license issued by the Province of Alberta which is effective until 2035. This license permits Syncrude to mine tar sands and produce synthetic crude oil from approved development areas on tar sands leases. Syncrude holds eight tar sands leases covering approximately 255,000 acres in the Athabasca Oil Sands Deposit. Issued by the Province of Alberta, the leases are automatically renewable as long as tar sands operations are ongoing or the leases are part of an approved development plan. Syncrude leases 10, 12, 17, 22 and 34 (containing proven reserves) and leases 29, 30 and 31 (containing no proven reserves) are included within a development plan approved by the Province of Alberta's Department of Resource Development. There were no known previous commercial operations on these leases prior to the start-up of operations in 1978.

  Operations, Plant and Equipment

  Operations at Syncrude involve three main processes: open pit mining, extraction of crude bitumen and upgrading of crude bitumen into synthetic crude oil. In the Base mine (lease 17), the mining and transportation system uses draglines, bucketwheel reclaimers and belt conveyors. In the North mine (leases 17 and 22) and in the Aurora mine (leases 10, 12 and 34), a truck, shovel and hydrotransport system is used. Production from the Aurora mine commenced in 2000. The extraction facilities, which separate crude bitumen from sand, are capable of processing approximately 545,000 tons of tar sands a day, producing 110 million barrels of crude bitumen a year. This represents recovery capability of about 92 percent of the crude bitumen contained in the mined tar sands.

  Crude bitumen extracted from tar sands is refined to a marketable hydrocarbon product through a combination of carbon removal in two large, high-temperature, fluid-coking vessels and by hydrogen addition in high-temperature, high-pressure, hydrocracking vessels. These processes remove carbon and sulfur and reformulate the crude into a low viscosity, low sulfur, high-quality synthetic crude oil product. In 2000 this upgrading process yielded 0.843 barrels of synthetic crude oil per barrel of crude bitumen. About two-thirds of the synthetic crude oil is processed by Edmonton area refineries and the remaining one-third is pipelined to refineries in eastern Canada and the mid-western United States. Electricity is provided to Syncrude by a 270 megawatt electricity generating plant and an 80 megawatt electricity generating plant, both located at Syncrude. The generating plants are owned by the Syncrude participants. Imperial Oil Limited's 25 percent share of net investment in plant, property and equipment, including surface mining facilities, transportation equipment and upgrading facilities is $690 million.

  Synthetic Crude Oil Reserves

  The crude bitumen is contained within the unconsolidated sands of the McMurray Formation. Ore bodies are buried beneath 50 to 150 feet of overburden, have bitumen grades ranging from 4 to 14 weight percent and ore thickness of 115 to 160 feet. Estimates of synthetic crude oil reserves are based on detailed geological and engineering assessments of in-place crude bitumen volume, the mining plan, historical extraction recovery and upgrading yield factors, installed plant operating capacity and operating approval limits. The in-place volume, depth and grade are established through extensive and closely spaced core drilling. Proven reserves include the operating Base and North mines and the Aurora mine. In accordance with the approved mining plan, there are an estimated 3,535 million tons of extractable tar sands in the Base and North mines, with an average bitumen grade of 10.4 weight percent. In addition, at the Aurora mine, there are an estimated 1,645 million tons of extractable tar sands at an average bitumen grade of 11.3 weight percent. After deducting royalties payable to the Province of Alberta, Imperial Oil Limited estimates its 25 percent net share of proven reserves is equivalent to 610 million barrels of synthetic crude oil.

              ExxonMobil Share of Net Proven Syncrude Reserves(1)

                                                       Synthetic Crude Oil
                                                 -------------------------------
                                                 Base Mine and
                                                  North Mine   Aurora Mine Total
                                                 ------------- ----------- -----
                                                      (millions of barrels)
January 1, 2000.................................      387          190      577
Revision of previous estimate...................       --           48       48
Production......................................      (14)          (1)     (15)
                                                      ---          ---      ---
December 31, 2000...............................      373          237      610
                                                      ===          ===      ===

--------
(1) Net reserves are the company's share of reserves after deducting royalties payable to the Province of Alberta.

                Syncrude Operating Statistics (total operation)

                                                  2000  1999  1998  1997  1996
                                                  ----- ----- ----- ----- -----
Operating Statistics
Total mined volume (millions of cubic yards)(1)..  85.1 100.1  98.4  71.1  63.4
Mined volume to tar sands ratio(1)...............  0.96  0.99  1.05  0.75  0.68

Tar sands mined (million of tons)................ 156.4 178.7 165.9 166.7 163.7
Average bitumen grade (weight percent)...........  11.0  10.8  10.7  10.6  10.4
                                                  ----- ----- ----- ----- -----
Crude bitumen in mined tar sands (millions of
 tons)...........................................  17.2  19.3  17.8  17.7  17.0
Average extraction recovery (percent)............  89.7  91.4  91.6  91.0  90.0
                                                  ----- ----- ----- ----- -----
Crude bitumen production (millions of
 barrels)(2).....................................  86.8  99.6  92.1  90.3  86.4
Average upgrading yield (percent)................  84.3  83.9  84.6  84.5  84.2
                                                  ----- ----- ----- ----- -----
Gross synthetic crude oil produced (millions of
 barrels)........................................  73.2  83.6  77.9  76.3  72.9

ExxonMobil net share (millions of barrels)(3)....    15    20    19    17    15

--------
(1) Includes pre-stripping of mine areas and reclamation volumes.
(2) Crude bitumen production is equal to crude bitumen in mined tar sands multiplied by the average extraction recovery and the appropriate conversion factor.
(3) Reflects ExxonMobil's 25 percent interest in production less applicable royalties payable to the Province of Alberta.

Item 3. Legal Proceedings.

  A previously reported matter, involving a proceeding by the Texas Natural Resource Conservation Commission captioned "In the Matter of an Enforcement Action Concerning Exxon Mobil Corporation, Air Account No. JE-0067-I" and alleging that the corporation failed to timely install NOx RACT and meet other related requirements at the Mobil Oil Corporation Beaumont, Texas refinery in violation of the Texas Health and Safety Code and various Commission rules, was settled and a Final Agreed Order prepared during the fourth quarter of 2000. The Agreed Order requires payment of an administrative penalty of $64,800 in addition to a Supplemental Environmental Project (SEP). The SEP involves the purchase by the corporation of $64,800 worth of communications equipment for the Jefferson County Local Emergency Planning Commission to improve their ability to respond to local emergencies, including air pollution incidents. The Commission had initially sought an administrative penalty of $234,900. The Final Order will be executed during the first half of 2001.

  In November, 2000, the Illinois Attorney General's office made a demand for $275,000 in civil penalties in connection with a previously reported matter involving a suit commenced by the Attorney General of the State of Illinois and the State's Attorney for Will County, Illinois and alleging that a July 2, 1999 release of water and gas from the coker unit of Mobil Oil Corporation's Joliet, Illinois refinery violated several provisions of the Illinois Environmental Protection Act, created a public nuisance and violated a 1998 Consent Order. Penalties were previously unspecified. The corporation is reviewing the demand.

  The corporation, the U.S. Environmental Protection Agency and the California Regional Water Quality Control Board have reached an agreement in principle to settle penalty claims arising from a 1991 oil spill by Mobil Oil Corporation into the Santa Clara River upon payment of $1,250,000 in civil penalties. The agencies allege the spill resulted in violations of the Federal Clean Water Act, the California Water Code and the Federal Oil Pollution Act. The settlement, as well as an associated consent decree still to be negotiated, will ultimately require approval by the court and publication in the Federal Register to become effective.

  Refer to the relevant portions of Note 17 on page 46 of the Financial Section of this report for additional information on legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                               ----------------

Executive Officers of the Registrant [pursuant to Instruction 3 to Regulation S-K, Item 401(b)].

                     Age as of
                     March 31,
   Name                2001               Title (Held Office Since)
   ----              --------- ------------------------------------------------
   L. R. Raymond....     62    Chairman of the Board (1993)
   R. Dahan.........     59    Senior Vice President (1995)
   H. J. Longwell...     59    Senior Vice President (1995)
   E. A. Renna......     56    Senior Vice President (1999)
   H. R. Cramer.....     50    Vice President (1999)
   M. E. Foster.....     58    President, ExxonMobil Development Company (1999)
   D. D. Humphreys..     53    Vice President and Controller (1997)
   K. T. Koonce.....     62    Vice President (1999)
   C. W. Matthews...     56    Vice President and General Counsel (1995)
   S. R. McGill.....     58    Vice President (1998)
   J. T. McMillan...     64    Vice President (1997)
   S. D. Pryor......     51    Vice President (1999)
   F. A. Risch......     58    Vice President and Treasurer (1999)
   D. S. Sanders....     61    Vice President (1999)
   J. S. Simon......     57    Vice President (1999)
   P. E. Sullivan...     57    Vice President and General Tax Counsel (1995)
   J. L. Thompson...     61    Vice President (1991)
   T. P. Townsend...     64    Vice President -- Investor Relations (1990)
                                and Secretary (1995)

  For at least the past five years, Messrs. Longwell, Matthews, Raymond, Risch, Sullivan, Thompson and Townsend have been employed as executives of the registrant. Mr. Raymond also holds the title of president.

  The following executive officers of the registrant have also served as executives of the subsidiaries, affiliates or divisions of the registrant shown opposite their names during the five years preceding December 31, 2000.

   Esso Italiana S.p.A. ............................... Simon
   Esso Malaysia Berhad................................ Humphreys
   Esso Production Malaysia Inc. ...................... Humphreys
   Exxon Chemical Company.............................. Sanders
   Exxon Coal and Minerals Company..................... McMillan
   Exxon Company, International........................ Dahan, McGill and Simon
   Exxon Company, U.S.A................................ Foster and McMillan
   Exxon Upstream Development Company.................. Foster
   Exxon Ventures (CIS) Inc. .......................... Koonce
   ExxonMobil Chemical Company......................... Sanders
   ExxonMobil Coal and Minerals Company................ McMillan
   ExxonMobil Fuels Marketing Company.................. Cramer
   ExxonMobil Gas Marketing Company.................... McGill
   ExxonMobil Lubricants & Petroleum Specialties
    Company............................................ Pryor
   ExxonMobil Production Company....................... Koonce
   ExxonMobil Refining & Supply Company................ Simon
   Mobil Asia Pacific Pty. Ltd. ....................... Pryor
   Mobil Chemical Company.............................. Pryor
   Mobil Corporation................................... Cramer and Renna
   Mobil Europe and Central Asia Limited............... Cramer
   Mobil Europe Limited................................ Cramer
   Mobil Oil Corporation............................... Pryor and Renna
   Mobil South, Inc. .................................. Cramer

  Officers are generally elected by the Board of Directors at its meeting on the day of each annual election of directors, each such officer to serve until his or her successor has been elected and qualified.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Shareholder Matters.

  Reference is made to the quarterly information which appears on page 56 of the Financial Section of this report.

  In accordance with the registrant's 1997 Nonemployee Director Restricted Stock Plan, as amended, each incumbent nonemployee director (13 persons) was granted 1,200 shares of restricted stock on January 1, 2001. These grants are exempt from registration under bonus stock interpretations such as the "no-action" letter to Pacific Telesis Group (June 30, 1992).

Item 6. Selected Financial Data.

                                             Years Ended December 31,
                                   ---------------------------------------------
                                     2000     1999     1998      1997     1996
                                   -------- -------- --------  -------- --------
                                      (millions of dollars, except per share
                                                     amounts)
Sales and other operating
 revenue, including excise taxes.  $228,439 $182,529 $165,627  $197,732 $210,038
Net income
  Before extraordinary item and
   cumulative effect of
   accounting change.............  $ 15,990 $  7,910 $  8,144  $ 11,732 $ 10,474
  Extraordinary gain from
   required asset divestitures,
   net of income tax.............  $  1,730 $     -- $     --  $     -- $     --
  Cumulative effect of accounting
   change........................  $     -- $     -- $    (70) $     -- $     --
                                   -------- -------- --------  -------- --------
  Net income.....................  $ 17,720 $  7,910 $  8,074  $ 11,732 $ 10,474
Net income per common share
  Before extraordinary item and
   cumulative effect of
   accounting change.............  $   4.60 $   2.28 $   2.33  $   3.32 $   2.95
  Extraordinary gain, net of
   income tax....................  $   0.50 $     -- $     --  $     -- $     --
  Cumulative effect of accounting
   change........................  $     -- $     -- $  (0.02) $     -- $     --
                                   -------- -------- --------  -------- --------
  Net income.....................  $   5.10 $   2.28 $   2.31  $   3.32 $   2.95
Net income per common share -
 assuming dilution
  Before extraordinary item and
   cumulative effect of
   accounting change.............  $   4.55 $   2.25 $   2.30  $   3.28 $   2.91
  Extraordinary gain, net of
   income tax....................  $   0.49 $     -- $     --  $     -- $     --
  Cumulative effect of accounting
   change........................  $     -- $     -- $  (0.02) $     -- $     --
                                   -------- -------- --------  -------- --------
  Net income.....................  $   5.04 $   2.25 $   2.28  $   3.28 $   2.91
Cash dividends per common share .  $  1.760 $  1.687 $  1.666  $  1.619 $  1.538
Total assets.....................  $149,000 $144,521 $139,335  $143,751 $146,939
Long-term debt...................  $  7,280 $  8,402 $  8,532  $ 10,868 $ 11,986

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Reference is made to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 20 of the Financial Section of this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  Reference is made to the section entitled "Market Risks, Inflation and Other Uncertainties" beginning on page 23 excluding the part entitled "Inflation and Other Uncertainties" and to the eleventh paragraph of the section entitled "Liquidity and Capital Resources" on page 25 of the Financial Section of this report. All statements other than historical information incorporated in this Item 7A are forward looking statements. The actual impact of future market changes could differ materially due to, among other things, factors discussed in this report.

Item 8. Financial Statements and Supplementary Data.

  Reference is made to the consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 28, 2001, appearing on pages 27 to 50; the Quarterly Information appearing on page 56 and the Supplemental Information on Oil and Gas Exploration and Production Activities appearing on pages 51 to 55 of the Financial Section of this report. Consolidated Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  Incorporated by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the registrant's definitive proxy statement for the 2001 annual meeting of shareholders (the "2001 Proxy Statement").

Item 11. Executive Compensation.

  Incorporated by reference to the section entitled "Director Compensation" and the section entitled "Executive Compensation Tables" of the registrant's 2001 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  Incorporated by reference to the section entitled "Director and Executive Officer Stock Ownership" of the registrant's 2001 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

  None.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)  (1) and (a) (2) Financial Statements:
       See Table of Contents on page 19 of the Financial Section of this report.

  (a)  (3) Exhibits:
       See Index to Exhibits on page 61 of this report.

  (b)  Reports on Form 8-K.
       The Registrant did not file any reports on Form 8-K during the last quarter of 2000.

                               FINANCIAL SECTION

TABLE OF CONTENTS

Management's Discussion and Analysis of Financial Condition and Results
 of Operations........................................................... 20-26

Report of Independent Accountants........................................    27
Consolidated Financial Statements
  Statement of Income....................................................    28
  Balance Sheet..........................................................    29
  Statement of Shareholders' Equity......................................    30
  Statement of Cash Flows................................................    31
Notes to Consolidated Financial Statements
   1. Summary of Accounting Policies.....................................    32
   2. Extraordinary Item and Accounting Change...........................    33
   3. Merger of Exxon Corporation and Mobil Corporation..................    33
   4. Reorganization Costs...............................................    33
   5. Miscellaneous Financial Information ...............................    34
   6. Cash Flow Information..............................................    34
   7. Additional Working Capital Data ...................................    34
   8. Equity Company Information ........................................    35
   9. Investments and Advances...........................................    35
  10. Investment in Property, Plant and Equipment........................    36
  11. Leased Facilities .................................................    36
  12. Capital............................................................    36
  13. Employee Stock Ownership Plans ....................................    38
  14. Financial Instruments .............................................    38
  15. Long-Term Debt.....................................................    39
  16. Incentive Program..................................................    45
  17. Litigation and Other Contingencies ................................    46
  18. Annuity Benefits and Other Postretirement Benefits ................    47
  19. Income, Excise and Other Taxes ....................................    49
  20. Disclosures about Segments and Related Information ................    50
Supplemental Information on Oil and Gas Exploration and Production
 Activities ............................................................. 51-55
Quarterly Information ...................................................    56
Operating Summary .......................................................    57

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FUNCTIONAL EARNINGS                                                                   2000     1999    1998
____________________________________________________________________________________________________________
                                                                                      (millions of dollars)
Earnings Including Merger Effects and Special Items
Upstream
  United States                                                                      $ 4,545  $1,842  $  850
  Non-U.S.                                                                             7,824   4,044   2,502
Downstream
  United States                                                                        1,561     577   1,199
  Non-U.S.                                                                             1,857     650   2,275
Chemicals
  United States                                                                          644     738     792
  Non-U.S.                                                                               517     616     602
Other operations                                                                         551     426     384
Corporate and financing                                                                 (589)   (514)   (460)
Merger expenses                                                                         (920)   (469)     --
Gain from required asset divestitures                                                  1,730      --      --
Accounting change                                                                         --      --     (70)
                                                                                     -----------------------
   Net income                                                                        $17,720  $7,910  $8,074
                                                                                     =======================
Net income per common share (dollars)                                                $  5.10  $ 2.28  $ 2.31
Net income per common share -- assuming dilution (dollars)                           $  5.04  $ 2.25  $ 2.28

============================================================================================================

Merger Effects and Special Items
Upstream
  United States                                                                      $    --  $   --  $ (185)
  Non-U.S.                                                                                --     119    (176)
Downstream
  United States                                                                           --      --       8
  Non-U.S.                                                                                --    (120)   (412)
Chemicals
  United States                                                                           --      --      (8)
  Non-U.S.                                                                                --      --      (1)
Corporate and financing                                                                   --      --     112
Merger expenses                                                                         (920)   (469)     --
Gain from required asset divestitures                                                  1,730      --      --
Accounting change                                                                         --      --     (70)
                                                                                     -----------------------
   Total                                                                             $   810  $ (470) $ (732)
                                                                                     =======================
============================================================================================================

Earnings Excluding Merger Effects and Special Items
Upstream
  United States                                                                      $ 4,545  $1,842  $1,035
  Non-U.S.                                                                             7,824   3,925   2,678
Downstream
  United States                                                                        1,561     577   1,191
  Non-U.S.                                                                             1,857     770   2,687
Chemicals
  United States                                                                          644     738     800
  Non-U.S.                                                                               517     616     603
Other operations                                                                         551     426     384
Corporate and financing                                                                 (589)   (514)   (572)
                                                                                     -----------------------
   Total                                                                             $16,910  $8,380  $8,806
                                                                                     =======================
Earnings per common share (dollars)                                                  $  4.87  $ 2.41  $ 2.52
Earnings per common share -- assuming dilution (dollars)                             $  4.81  $ 2.38  $ 2.49

============================================================================================================

REVIEW OF 2000 RESULTS

Earnings excluding merger effects and special items were $16,910 million, an increase of $8,530 million from 1999. Net income in 2000 of $17,720 million, including net favorable merger effects of $810 million, increased $9,810 million from 1999. Upstream (Exploration and Production) earnings benefited from higher crude oil and natural gas realizations, which on average were up about 60 percent and 45 percent, respectively, versus 1999. Excluding the effects of lower entitlements caused by higher crude prices, liquids production was 3 percent higher than 1999. Downstream (Refining and Marketing) earnings improved from the very depressed results in 1999, driven by stronger worldwide refining margins and better refining operations. However, downstream profitability was restrained by difficulties in recovering the significant increases in raw material costs that occurred over much of the year. Merger implementation activities in 2000 added a net $810 million to net income, reflecting $1,730 million of gains from asset divestitures that were a condition of regulatory approval of the merger. These gains more than offset merger implementation expenses of $920 million. Results in 1999 included $470 million of net charges for special items, primarily merger expenses with other special items essentially offsetting. Revenue for 2000 totaled $233 billion, up 25 percent from 1999, and the cost of crude oil and product purchases increased by 41 percent, both influenced by higher prices.

  Excluding merger expenses, the combined total of operating costs (including operating, selling, general, administrative, exploration, depreciation and depletion expenses from the consolidated statement of income and ExxonMobil's share of similar costs for equity companies) in 2000 were $43.6 billion, down about $700 million from 1999. The impact of efficiency initiatives, including the capture of merger synergies, reduced operating costs by $1.6 billion. Interest expense in 2000 was $589 million compared to $695 million in 1999 as the effect of lower debt levels was partly offset by higher interest rates.

Upstream

Upstream earnings of $12,369 million increased due to higher crude oil and natural gas realizations, up about 60 percent and 45 percent, respectively. Liquids production of 2,553 kbd (thousands of barrels daily) increased from 2,517 kbd in 1999. Excluding the effects of lower entitlements caused by higher crude prices, liquids production was 3 percent higher than 1999, mainly reflecting new production from fields in the North Sea and Venezuela and increased production from eastern Canada and Alaska. These increases more than offset the effects of natural field declines. Natural gas production of 10,343 mcfd (millions of cubic feet daily) was about the same as 1999 reflecting higher production in eastern Canada, Europe and Qatar, offset by lower production in Indonesia. Excluding entitlement impacts, natural gas production increased about 1 percent. Lower exploration expenses also benefited 2000 upstream earnings. Earnings from U.S. upstream operations were $4,545 million, an increase of $2,703 million from 1999. Earnings outside the U.S. were $7,824 million, $3,899 million higher than last year, excluding a $141 million deferred tax benefit and a $22 million property write-off in 1999.

Downstream

Downstream earnings of $3,418 million improved over $2 billion from the very depressed results in 1999, driven by stronger worldwide refining margins and better refining operations. Earnings also benefited from a planned reduction in inventories as a result of merging Exxon and Mobil operations around the world. Petroleum product sales of 7,993 kbd compared with 8,887 kbd in 1999. The decrease reflected the effects of the required divestiture of Mobil's European fuels joint venture and of U.S. marketing and refining assets, as well as lower supply sales in Asia-Pacific resulting from the low margin environment. Refinery throughput was 5,642 kbd compared with 5,977 kbd in 1999. Excluding the effects of the divestments, refinery throughput in 2000 was at the same level as 1999 and petroleum product sales were down about 4 percent. Earnings from U.S. downstream operations were $1,561 million, up $984 million from the depressed results of 1999, reflecting stronger refining margins and improved operations, partly offset by weaker marketing margins. Earnings outside the U.S. of $1,857 million were $1,087 million higher than 1999 after excluding special charges in 1999 in Japan of $80 million for non-merger related restructuring of downstream operations and a $40 million write-off associated with the cancellation of a power project. The improvement was driven by stronger European and to a much lesser extent Southeast Asian refining margins and improved refining operations, partly offset by weaker marketing margins.

Chemicals

Chemicals earnings totaled $1,161 million compared with $1,354 million in 1999. Record prime product sales volumes of 25,637 kt (thousands of metric tons) were up 354 kt. The decline in earnings was driven by higher feedstock and energy costs and unfavorable foreign exchange effects.

Other Operations

Earnings from other operating segments totaled $551 million, an increase of $125 million from 1999, reflecting record copper, coal and electricity sales, higher copper prices, lower operating expenses and favorable foreign exchange effects, partly offset by lower coal prices.

Corporate and Financing

Corporate and financing expenses of $589 million compared with $514 million in 1999. The increase resulted from unfavorable foreign

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

exchange effects and lower tax-related benefits. Partly offsetting was a reduction in administrative expenses as a result of combining Exxon and Mobil headquarters operations. The effect of lower debt levels was partly offset by higher interest rates during the year.

REVIEW OF 1999 RESULTS

Earnings excluding merger expenses and special items were $8,380 million, down $426 million or 5 percent from 1998. Net income was $7,910 million, down from $8,074 million in 1998. The decline was primarily in the downstream where steeply rising crude oil costs could not be recovered in the marketplace. Crude oil prices rose about $14 per barrel from January to December 1999, depressing downstream margins in all geographic areas. Weaker chemicals margins and lower coal prices also adversely affected earnings. However, upstream results benefited from the increase in crude oil prices and partly offset the weakness in downstream business conditions. Record chemicals, coal and copper volumes and reduced expenses in every operating segment also benefited earnings. Results in 1999 included $470 million of net charges for special items -- $469 million of merger expenses with other special items essentially offsetting. Results in 1998 included $732 million of net special charges. Revenue for 1999 totaled $186 billion, up 9 percent from 1998, and the cost of crude oil and product purchases increased 24 percent.

  Excluding merger expenses, the combined total of operating costs (including operating, selling, general, administrative, exploration, depreciation and depletion expenses from the consolidated statement of income and ExxonMobil's share of similar costs for equity companies) in 1999 was $44.3 billion, down about $400 million from 1998. The impact of efficiency initiatives, including the capture of early merger synergies, reduced operating costs by $1.2 billion. Interest expense in 1999 was $695 million, $127 million higher than 1998, mainly due to a higher debt level and unfavorable foreign exchange effects.

Upstream

Upstream earnings of $5,886 million increased significantly from 1998 reflecting higher average crude oil prices, up over $5 per barrel from 1998. Average U.S. natural gas prices were 9 percent higher than the prior year, while European gas prices, which are tied to petroleum product prices on a lagged basis, were about 17 percent lower. Liquids production of 2,517 kbd was up 1 percent from 2,502 kbd in 1998 as production from new developments in the North Sea, the Gulf of Mexico, West Africa and the Caspian offset natural field declines in North America and lower liftings in Indonesia and Malaysia. Natural gas production of 10,308 mcfd compared with 10,617 mcfd in 1998. Upstream expenses were reduced from 1998 levels. Earnings from the U.S. upstream were $1,842 million, up $807 million after excluding $185 million of special charges related mainly to property write-downs in 1998. Outside the U.S. upstream earnings were $3,925 million, up $1,247 million after excluding a $141 million deferred tax benefit and a $22 million property write-off in 1999 and $176 million of other net special charges in 1998.

Downstream

Downstream earnings of $1,227 million declined from 1998's strong results primarily reflecting escalating crude oil costs and weaker downstream margins in all geographic areas. Unfavorable foreign exchange and inventory effects also reduced earnings. Higher volumes, mainly in the U.S., and lower operating expenses provided a partial offset. Petroleum product sales were 8,887 kbd compared with 8,873 kbd in 1998. Refinery throughput was 5,977 kbd compared with 6,093 kbd in 1998. In the U.S., downstream earnings were $577 million, down $614 million from 1998 after excluding $8 million of special credits related to inventory adjustments in 1998. Downstream operations outside of the U.S. earned $770 million, down $1,917 million from 1998 after excluding special charges from both years. Results in 1999 included $80 million of charges for non-merger related restructuring of Japanese downstream operations and a $40 million write-off associated with the cancellation of a power project in Japan, while 1998 results included $412 million of special charges largely related to the impact of lower prices on inventories and Mobil-British Petroleum (BP) alliance implementation costs.

Chemicals

Earnings from chemicals operations totaled $1,354 million, down $40 million or 3 percent from 1998. Industry margins declined due to lower product prices and higher feedstock costs. Prime product sales volumes of 25,283 kt were a record. Earnings also benefited from lower operating expenses. Chemicals' results included $9 million of special charges related to the impact of lower prices on inventories in 1998.

Other Operations

Earnings from other operating segments totaled $426 million, an increase of $42 million from 1998. The increase reflects record copper and coal production, lower operating expenses and favorable foreign exchange effects, partly offset by depressed coal prices.

Corporate and Financing

Corporate and financing expenses were $514 million, $54 million higher than 1998 which included a net special credit of $112 million related to settlement of prior years' tax disputes. Excluding special items, expenses were $58 million lower reflecting lower tax-related charges.

MERGER OF EXXON CORPORATION AND MOBIL CORPORATION

On November 30, 1999, a wholly-owned subsidiary of Exxon Corporation (Exxon) merged with Mobil Corporation (Mobil) so that Mobil became a wholly-owned subsidiary of Exxon (the "Merger"). At the same time, Exxon changed its name to Exxon Mobil Corporation (ExxonMobil). Under the terms of the agreement, approximately 1.0 billion shares of ExxonMobil common stock were issued in exchange for all the outstanding shares of Mobil common stock based upon an exchange ratio of 1.32015. Following the exchange, former shareholders of Exxon owned approximately 70 percent of the corporation, while former Mobil shareholders owned approximately 30 percent of the corporation. Each outstanding share of Mobil preferred stock was converted into one share of a new class of ExxonMobil preferred stock.

  As a result of the Merger, the accounts of certain downstream and chemicals operations jointly controlled by the combining companies have been included in the consolidated financial statements. These operations were previously accounted for by Exxon and Mobil as separate companies using the equity method of accounting.

  The Merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements give retroactive effect to the merger, with all periods presented as if Exxon and Mobil had always been combined.

  As a condition of the approval of the Merger, the U.S. Federal Trade Commission and the European Commission required that certain property -- primarily downstream, pipeline and natural gas distribution assets -- be divested. These assets, with a carrying value of approximately $3 billion, were sold in the year 2000. Before-tax proceeds for these assets were approximately $5 billion. The net after-tax gain of $1,730 million was reported as an extraordinary item consistent with pooling of interests accounting requirements. The properties have historically earned approximately $200 million per year.

REORGANIZATION COSTS

In association with the merger between Exxon and Mobil, $1,406 million pre-tax ($920 million after-tax) and $625 million pre-tax ($469 million after-tax) of costs were recorded as merger related expenses in 2000 and 1999, respectively. Cumulative charges included separation expenses related to workforce reductions (approximately 6,000 employees at year-end 2000) and merger closing and implementation costs. The separation reserve balance at year-end 2000 of approximately $320 million is expected to be expended in 2001. Merger related expenses are expected to grow to approximately $2.5 billion pre-tax on a cumulative basis by 2002. Pre-tax operating synergies associated with the Merger, which are on track with expectations, including cost savings, efficiency gains, and revenue enhancements, are expected to reach $4.6 billion per year by 2002.

  In the first quarter of 1999 the corporation recorded a $120 million after-tax charge for the reorganization of Japanese downstream operations in its wholly-owned Esso Sekiyu K.K. and 50.1 percent owned General Sekiyu K.K. affiliates. The reorganization resulted in the reduction of approximately 700 administrative, financial, logistics and marketing service employee positions. The Japanese affiliates recorded a combined charge of $216 million (before-tax) to selling, general and administrative expenses for the employee related costs. Substantially all cash expenditures anticipated in the restructuring provision have been paid as of the end of 1999. General Sekiyu also recorded a $211 million (before-tax) charge to depreciation and depletion for the write-off of costs associated with the cancellation of a power plant project at the Kawasaki terminal. Manpower reduction savings associated with this reorganization are approximately $50 million per year after-tax in 2000.

  As indicated in note 4, during 1998 Mobil implemented reorganization programs in Australia, New Zealand and Latin America to integrate regional fuels and lubes operations. In 1997, Mobil and BP announced that their European downstream alliance would implement a major reorganization of its lubricant base oil refining business. Also in 1997, Mobil commenced two major cost savings initiatives in Asia-Pacific: one in Japan in response to the deregulated business environment and the other in Australia. After-tax costs for programs initiated in 1998 were $41 million and for the 1997 programs were $189 million. Benefits associated with these undertakings are estimated at $140 million per year after-tax.

  The following table summarizes the activity in the reorganization reserves. The 1998 opening balance represents accruals for provisions taken in prior years.

                    Opening                                     Balance at
                    Balance      Additions      Deductions       Year End
___________________________________________________________________________
                                   (millions of dollars)

   1998               $300         $ 50            $181           $169
   1999                169          563             351            381
   2000                381          738             780            339

CAPITAL AND EXPLORATION EXPENDITURES

Capital and exploration expenditures in 2000 were $11.2 billion, down from $13.3 billion in 1999, primarily reflecting timing of completion of major project expenditures.

  Upstream spending was down 18 percent to $6.9 billion in 2000, from $8.4 billion in 1999, as a result of the completion of major projects in the North Sea, Canada and South America, and lower exploration expenses. Capital investments in the downstream totaled $2.6 billion in 2000, up $0.2 billion from 1999, primarily reflecting increased investments in China and higher spending at U.S. refineries. The increase was largely offset by lower spending in the European Fuels Joint Venture with BP which was divested in 2000 as a condition of regulatory approval of the merger, and lower spending in the retail businesses. Chemicals capital expenditures were $1.5 billion in 2000, down from $2.2 billion in 1999, due to the completion of major projects in the United States, Singapore, Saudi Arabia, and Thailand.

  Capital and exploration expenditures in the U.S. totaled $3.3 billion in 2000, a decrease of $0.1 billion from 1999, reflecting higher spending in both the upstream and downstream, offset by lower spending in chemicals. Spending outside the U.S. of $7.9 billion in 2000 compared with $9.9 billion in 1999, reflecting lower expenditures in the upstream and chemicals.

  Firm commitments related to capital projects totaled approximately $4.6 billion at the end of 2000, the same as at year-end 1999. The largest single commitment in 2000 was $2.3 billion associated with the development of crude oil and natural gas resources in Malaysia. The corporation expects to fund the majority of these commitments through internally generated funds.

MARKET RISKS, INFLATION AND OTHER UNCERTAINTIES

In the past, crude, product and chemical prices have fluctuated widely in response to changing market forces. The impacts of these price fluctuations on earnings from upstream operations, downstream operations and chemical operations have been varied, tending at times to be offsetting.

  The markets for crude oil and natural gas have a history of significant price volatility. Although prices will occasionally drop precipitously, industry prices over the long term will continue to be driven by market supply and demand fundamentals. Accordingly, the corporation tests the viability of its oil and gas operations based on long-term price projections. The corporation's assessment is that its operations will

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

continue to be successful in a variety of market conditions. This is the outcome of disciplined investment and asset management programs.

  Investment opportunities are tested against a variety of market conditions, including low price scenarios. As a result, investments that would succeed only in highly favorable price environments are screened out of the investment plan. In addition, the corporation has had an aggressive asset management program in which under-performing assets are either improved to acceptable levels or considered for divestment. The asset management program involves a disciplined, regular review to ensure that all assets are contributing to the corporation's strategic and financial objectives. The result has been the creation of a very efficient capital base.

Risk Management

The corporation's size, geographic diversity and the complementary nature of the upstream, downstream and chemicals businesses mitigate the corporation's risk from changes in interest rates, currency rates and commodity prices. As a result, the corporation makes limited use of derivatives to offset exposures arising from existing transactions.

  Interest rate, foreign exchange rate and commodity price exposures from the contracts undertaken in accordance with the corporation's policies have not been significant. Derivative instruments are not held for trading purposes nor do they have leveraged features.

Debt-Related Instruments

The corporation is exposed to changes in interest rates, primarily as a result of its short-term and long-term debt with both fixed and floating interest rates. The corporation makes limited use of interest rate swap agreements to adjust the ratio of fixed and floating rates in the debt portfolio. The impact of a 100 basis point change in interest rates affecting the corporation's debt would not be material to earnings, cash flow or fair value.

Foreign Currency Exchange Rate Instruments

The corporation conducts business in many foreign currencies and is subject to foreign currency exchange rate risk on cash flows related to sales, expenses, financing and investment transactions. The impacts of fluctuations in foreign currency exchange rates on ExxonMobil's geographically diverse operations are varied and often offsetting in amount. The corporation makes limited use of currency exchange contracts to reduce the risk of adverse foreign currency movements related to certain foreign currency debt obligations. Exposure from market rate fluctuations related to these contracts is not material. Aggregate foreign exchange transaction gains and losses included in net income are discussed in note 5 to the consolidated financial statements.

Commodity Instruments

The corporation makes limited use of commodity forwards, swaps and futures contracts of short duration to mitigate the risk of unfavorable price movements on certain crude, natural gas and petroleum product purchases and sales. Commodity price exposure related to these contracts is not material.

Inflation and Other Uncertainties

The general rate of inflation in most major countries of operation has been relatively low in recent years, and the associated impact on operating costs has been countered by cost reductions from efficiency and productivity improvements.

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

RECENTLY ISSUED STATEMENTS
OF FINANCIAL ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board released Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133, as amended by Statements No. 137 and 138, must be adopted by the corporation no later than January 1, 2001. The statement establishes accounting and reporting standards for derivative instruments. It requires that all derivatives be recognized as either assets or liabilities in the financial statements and measured at fair value. It establishes the accounting for changes in the fair value of the derivatives depending on their intended use. Since the corporation makes very limited use of derivatives, the effect of adoption on the corporation's operations or financial condition will be negligible.

SITE RESTORATION AND OTHER ENVIRONMENTAL COSTS

Over the years the corporation has accrued provisions for estimated site restoration costs to be incurred at the end of the operating life of certain of its facilities and properties. In addition, the corporation accrues provisions for environmental liabilities in the many countries in which it does business when it is probable that obligations have been incurred and the amounts can be reasonably estimated. This policy applies to assets or businesses currently owned or previously disposed.

  The corporation has accrued provisions for probable environmental remediation obligations at various sites, including multi-party sites where ExxonMobil has been identified as one of the potentially responsible parties by the U.S. Environmental Protection Agency. The involvement of other financially responsible companies at these multi-party sites mitigates ExxonMobil's actual joint and several liability exposure. At present, no individual site is expected to have losses material to ExxonMobil's operations, financial condition or liquidity.

  Charges made against income for site restoration and environmental liabilities were $311 million in 2000, $219 million in 1999 and $240 million in 1998. At the end of 2000, accumulated site restoration and environmental provisions, after reduction for amounts paid, amounted to $3.7 billion. ExxonMobil believes that any cost in excess of the amounts already provided for in the financial statements would not have a materially adverse effect upon the corporation's operations, financial condition or liquidity.

  In 2000, the corporation spent $1,529 million (of which $393 million were capital expenditures) on environmental projects and expenses worldwide, mostly dealing with air and water conservation. Total expenditures for such activities are expected to be about $1.8 billion in both 2001 and 2002 (with capital expenditures representing about 25 percent of the total).

TAXES

Income, excise and all other taxes and duties totaled $68.4 billion in 2000, an increase of $6.9 billion or 11 percent from 1999. Income tax expense, both current and deferred, was $11.1 billion compared to $3.2 billion in 1999, reflecting higher pre-tax income in 2000. The effective tax rate increased from
31.8 percent in 1999 to 42.4 percent in 2000 as a result of a larger share of total earnings coming from the more highly taxed non-U.S. upstream segment and lower benefits from resolution of tax-related issues. Excise and all other taxes and duties decreased $1.0 billion to $57.3 billion.

  Income, excise and all other taxes and duties totaled $61.5 billion in 1999, an increase of $1.6 billion or 3 percent from 1998. Income tax expense, both current and deferred, was $3.2 billion compared to $3.9 billion in 1998, reflecting lower pre-tax income in 1999, the impact of lower foreign tax rates and favorable resolution of tax-related issues. The effective tax rate was 31.8 percent in 1999 versus 35.2 percent in 1998. Excise and all other taxes and duties increased $2.3 billion to $58.3 billion, reflecting higher prices.

LIQUIDITY AND CAPITAL RESOURCES

In 2000, cash provided by operating activities totaled $22.9 billion, up $7.9 billion from 1999. Major sources of funds were net income of $17.7 billion and non-cash provisions of $8.1 billion for depreciation and depletion.

  Cash used in investing activities totaled $3.3 billion, down $7.7 billion from 1999 due to higher proceeds from sales of subsidiaries, investments and property, plant and equipment resulting from asset divestitures that were required as a condition of the regulatory approval of the merger, and due to lower additions to property, plant and equipment.

  Cash used in financing activities was $14.2 billion, up $9.4 billion, driven by debt reductions in the current year versus debt increases in 1999, along with higher purchases of common shares. Dividend payments on common shares increased from $1.687 per share to $1.760 per share and totaled $6.1 billion, a payout of 35 percent. Total consolidated debt declined by $5.6 billion to $13.4 billion.

  Shareholders' equity increased by $7.3 billion to $70.8 billion. The ratio of debt to capital decreased to 15 percent, reflecting lower debt levels and the higher shareholders' equity balance.

  Prior to the merger, the corporation purchased shares of its common stock for the treasury. Consistent with pooling accounting requirements, this repurchase program was terminated effective with the close of the ExxonMobil merger on November 30, 1999. On August 1, 2000, the corporation announced its intention to purchase shares of its common stock. During 2000, Exxon Mobil Corporation purchased 27.0 million shares of its common stock for the treasury at a gross cost of $2,352 million. These purchases were to offset shares issued in conjunction with company benefit plans and programs and to reduce the number of shares outstanding. Shares outstanding were reduced from 3,477 million at the end of 1999 to 3,465 million at the end of 2000. Purchases were made in both the open market and through negotiated transactions, and may be discontinued at any time.

  In 1999, cash provided by operating activities totaled $15.0 billion, down $1.4 billion from 1998. Major sources of funds were net income of $7.9 billion and non-cash provisions of $8.3 billion for depreciation and depletion.

  Cash used in investing activities totaled $11.0 billion, down $1.0 billion from 1998 primarily as a result of lower additions to property, plant and equipment, partly offset by lower sales of subsidiaries and property, plant and equipment.

  Cash used in financing activities was $4.8 billion, down $2.4 billion, primarily due to fewer common share purchases. Dividend payments on common shares increased from $1.666 per share to $1.687 per share and totaled $5.8 billion, a payout of 74 percent. Total consolidated debt increased by $2.0 billion to $19.0 billion.

  Shareholders' equity increased by $1.3 billion to $63.5 billion. The ratio of debt to capital increased to 22 percent, reflecting higher debt levels. During 1999, Exxon purchased 8.3 million shares of its common stock for the treasury at a cost of $648 million. These purchases were used to offset shares issued in conjunction with the company's benefit plans and programs. Purchases were made both in the open market and through negotiated transactions. Consistent with pooling of interest accounting requirements, these repurchases were terminated effective with the close of the ExxonMobil merger on November 30, 1999. Previously, as a consequence of the then proposed merger of Exxon and Mobil announced on December 1, 1998, both companies' repurchase programs to reduce the number of shares outstanding were discontinued.

  Although the corporation issues long-term debt from time to time and maintains a revolving commercial paper program, internally generated funds cover the majority of its financial requirements.

  As discussed in note 14 to the consolidated financial statements, the corporation's financial derivative activities are limited to simple risk management strategies. The corporation does not trade in financial derivatives nor does it use financial derivatives with leveraged features. The corporation maintains a system of controls that includes a policy covering the authorization, reporting, and monitoring of derivative activity. The corporation's derivative activities pose no material credit or market risks to ExxonMobil's operations, financial condition or liquidity.

Litigation and Other Contingencies

  As discussed in note 17 to the consolidated financial statements, a number of lawsuits, including class actions, were brought in various courts against Exxon Mobil Corporation and certain of its subsidiaries relating to the accidental release of crude oil from the tanker Exxon Valdez in 1989. Essentially all of these lawsuits have now been resolved or are subject to appeal.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  On September 24, 1996, the United States District Court for the District of Alaska entered a judgment in the amount of $5.058 billion in the Exxon Valdez civil trial that began in May 1994. The District Court awarded approximately $19.6 million in compensatory damages to fisher plaintiffs, $38 million in prejudgment interest on the compensatory damages and $5 billion in punitive damages to a class composed of all persons and entities who asserted claims for punitive damages from the corporation as a result of the Exxon Valdez grounding. The District Court also ordered that these awards shall bear interest from and after entry of the judgment. The District Court stayed execution on the judgment pending appeal based on a $6.75 billion letter of credit posted by the corporation. ExxonMobil has appealed the judgment. The United States Court of Appeals for the Ninth Circuit heard oral arguments on the appeal on May 3, 1999. The corporation continues to believe that the punitive damages in this case are unwarranted and that the judgment should be set aside or substantially reduced by the appellate courts. The ultimate cost to the corporation from the lawsuits arising from the Exxon Valdez grounding is not possible to predict and may not be resolved for a number of years.

  On December 19, 2000, a jury in Montgomery County, Alabama, returned a verdict against the corporation in a contract dispute over royalties in the amount of $87.69 million in compensatory damages and $3.42 billion in punitive damages in the case of Exxon Corporation v. State of Alabama, et al. ExxonMobil will challenge the verdict and believes that the verdict is unwarranted and that the judgment should be set aside or substantially reduced. The ultimate outcome is not expected to have a materially adverse effect upon the corporation's operations or financial condition.

  The U.S. Tax Court has decided the issue with respect to the pricing of crude oil purchased from Saudi Arabia for the years 1979-1981 in favor of the corporation. This decision is subject to appeal. Certain other issues for the years 1979-1993 remain pending before the Tax Court. Ultimate resolution of these issues and several other tax and legal issues, notably final resolution of royalty recovery and tax issues related to the gas lifting imbalance in the Common Area (along the German/Dutch border), is not expected to have a materially adverse effect upon the corporation's operations, financial condition or liquidity.

  There are no events or uncertainties known to management beyond those already included in reported financial information that would indicate a material change in future operating results or financial condition.

THE EURO

On January 1, 1999, eleven European countries established fixed conversion rates between their existing sovereign currencies ("legacy currencies") and adopted the euro as their common legal currency. The euro and the legacy currencies are each legal tender for transactions now. Beginning January 1, 2002, the participating countries will issue euro-denominated bills and coins. By July 1, 2002 each country will withdraw its sovereign currency and transactions thereafter will be conducted solely in euros. Based on work to date, the conversion to the euro is not expected to have a material effect on the corporation's operations, financial condition or liquidity.

FORWARD-LOOKING STATEMENTS

Statements in this discussion regarding expectations, plans and future events or conditions are forward-looking statements. Actual future results, including merger related expenses; synergy benefits from the merger (including cost savings, efficiency gains and revenue enhancements); financing sources; the resolution of contingencies; the effect of changes in prices, interest rates and other market conditions; and environmental and capital expenditures could differ materially depending on a number of factors. These factors include management's ability to implement merger plans successfully and on schedule; the outcome of commercial negotiations; changes in the supply of and demand for crude oil, natural gas, and petroleum and petro-chemical products; and other factors discussed above and under the caption "Factors Affecting Future Results" in
Item 1 of ExxonMobil's 2000 Form 10-K.

REPORT OF INDEPENDENT ACCOUNTANTS

[LOGO OF PRICEWATERHOUSECOOPERS LLC]

                                                               Dallas, Texas
                                                               February 28, 2001

To the Shareholders of Exxon Mobil Corporation

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements appearing on pages 28 through 50 present fairly, in all material respects, the financial position of Exxon Mobil Corporation and its subsidiary companies at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Mobil Corporation on November 30, 1999 in a transaction accounted for as a pooling of interests, as described in note 3 to the consolidated financial statements. We did not audit the financial statements of Mobil Corporation, which statements reflect total revenues of $53,531 million for the year ended December 31, 1998. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Mobil Corporation, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

As discussed in note 2 to the consolidated financial statements, the corporation changed its method of accounting for the cost of start-up activities in 1998.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

CONSOLIDATED STATEMENT OF INCOME

                                                                                              2000     1999     1998
______________________________________________________________________________________________________________________
                                                                                              (millions of dollars)
Revenue
  Sales and other operating revenue, including excise taxes                                 $228,439 $182,529 $165,627
  Earnings from equity interests and other revenue                                             4,309    2,998    4,015
                                                                                            --------------------------
    Total revenue                                                                           $232,748 $185,527 $169,642
                                                                                            --------------------------
Costs and other deductions
  Crude oil and product purchases                                                           $108,951 $ 77,011 $ 62,145
  Operating expenses                                                                          18,135   16,806   17,666
  Selling, general and administrative expenses                                                12,044   13,134   12,925
  Depreciation and depletion                                                                   8,130    8,304    8,355
  Exploration expenses, including dry holes                                                      936    1,246    1,506
  Merger related expenses                                                                      1,406      625       --
  Interest expense                                                                               589      695      568
  Excise taxes                                                                                22,356   21,646   20,926
  Other taxes and duties                                                                      32,708   34,765   33,203
  Income applicable to minority and preferred interests                                          412      145      265
                                                                                            --------------------------
    Total costs and other deductions                                                        $205,667 $174,377 $157,559
                                                                                            --------------------------
Income before income taxes                                                                  $ 27,081 $ 11,150 $ 12,083
  Income taxes                                                                                11,091    3,240    3,939
                                                                                            --------------------------
Income before extraordinary item and cumulative effect of accounting change                 $ 15,990 $  7,910 $  8,144
  Extraordinary gain from required asset divestitures, net of income tax                       1,730       --       --
  Cumulative effect of accounting change                                                          --       --      (70)
                                                                                            --------------------------
Net income                                                                                  $ 17,720 $  7,910 $  8,074
                                                                                            ==========================
Net income per common share (dollars)
  Before extraordinary item and cumulative effect of accounting change                      $   4.60 $   2.28 $   2.33
  Extraordinary gain, net of income tax                                                         0.50       --       --
  Cumulative effect of accounting change                                                          --       --    (0.02)
                                                                                            --------------------------
  Net income                                                                                $   5.10 $   2.28 $   2.31
                                                                                            --------------------------
Net income per common share -- assuming dilution (dollars)
  Before extraordinary item and cumulative effect of accounting change                      $   4.55 $   2.25 $   2.30
  Extraordinary gain, net of income tax                                                         0.49       --       --
  Cumulative effect of accounting change                                                          --       --    (0.02)
                                                                                            --------------------------
  Net income                                                                                $   5.04 $   2.25 $   2.28
                                                                                            --------------------------

The information on pages 32 through 50 is an integral part of these statements.

CONSOLIDATED BALANCE SHEET

                                                                                                  Dec. 31    Dec. 31
                                                                                                    2000      1999
_____________________________________________________________________________________________________________________
                                                                                                 (millions of dollars)
Assets
 Current assets
  Cash and cash equivalents                                                                       $  7,080  $   1,688
  Other marketable securities                                                                            1         73
  Notes and accounts receivable, less estimated doubtful amounts                                    22,996     19,155
  Inventories
   Crude oil, products and merchandise                                                               7,244      7,370
   Materials and supplies                                                                            1,060      1,122
  Prepaid taxes and expenses                                                                         2,018      1,733
                                                                                                  -------------------
    Total current assets                                                                          $ 40,399  $  31,141
 Investments and advances                                                                           12,618     14,544
 Property, plant and equipment, at cost, less accumulated depreciation and depletion                89,829     94,043
 Other assets, including intangibles, net                                                            6,154      4,793
                                                                                                  -------------------
    Total assets                                                                                  $149,000  $ 144,521
                                                                                                  ===================
Liabilities
 Current liabilities
  Notes and loans payable                                                                         $  6,161  $  10,570
  Accounts payable and accrued liabilities                                                          26,755     25,492
  Income taxes payable                                                                               5,275      2,671
                                                                                                  -------------------
    Total current liabilities                                                                     $ 38,191  $  38,733
 Long-term debt                                                                                      7,280      8,402
 Annuity reserves and accrued liabilities                                                           11,934     12,902
 Deferred income tax liabilities                                                                    16,442     16,251
 Deferred credits                                                                                    1,166      1,079
 Equity of minority and preferred shareholders in affiliated companies                               3,230      3,688
                                                                                                  -------------------
    Total liabilities                                                                             $ 78,243  $  81,055
                                                                                                  -------------------
Shareholders' equity
 Benefit plan related balances                                                                    $   (235) $    (298)
 Common stock without par value (4,500 million shares authorized)                                    3,661      3,403
 Earnings reinvested                                                                                86,652     75,055
 Accumulated other nonowner changes in equity
  Cumulative foreign exchange translation adjustment                                                (4,862)    (2,300)
  Minimum pension liability adjustment                                                                (310)      (299)
  Unrealized gains/(losses) on stock investments                                                       (17)        31
 Common stock held in treasury (545 million shares in 2000 and 533 million shares in 1999)         (14,132)   (12,126)
                                                                                                  -------------------
    Total shareholders' equity                                                                    $ 70,757  $  63,466
                                                                                                  -------------------
    Total liabilities and shareholders' equity                                                    $149,000  $ 144,521
                                                                                                  ===================

The information on pages 32 through 50 is an integral part of these statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                 2000                    1999                   1998
                                                        _____________________________________________________________________
                                                                      Nonowner                Nonowner               Nonowner
                                                                      Changes                 Changes                Changes
                                                        Shareholders'    in     Shareholders'    in    Shareholders'    in
                                                           Equity      Equity      Equity      Equity     Equity      Equity
                                                        _____________________________________________________________________
                                                                               (millions of dollars)
Class A preferred stock outstanding at end of year        $      --               $      --              $     105
Class B preferred stock outstanding at end of year               --                      --                    641
Benefit plan related balances                                  (235)                   (298)                  (793)
Common stock (see note 12)
 At beginning of year                                         3,403                   4,870                  4,766
   Issued                                                        --                      92                    104
   Other                                                        258                     303                     --
   Cancellation of common stock held in treasury                 --                  (1,862)                    --
                                                          ---------               ---------              ---------
 At end of year                                           $   3,661               $   3,403              $   4,870
                                                          ---------               ---------              ---------
Earnings reinvested
 At beginning of year                                        75,055                  75,109                 72,875
   Net income for the year                                   17,720    $17,720        7,910    $7,910        8,074    $8,074
   Dividends -- common and preferred shares                  (6,123)                 (5,872)                (5,840)
   Cancellation of common stock held in treasury                --                   (2,092)                    --
                                                          ---------               ---------              ---------
 At end of year                                           $  86,652               $  75,055              $  75,109
                                                          ---------               ---------              ---------
Accumulated other nonowner changes in equity
 At beginning of year                                        (2,568)                 (1,981)                (1,940)
   Foreign exchange translation adjustment                   (2,562)    (2,562)        (727)     (727)         367       367
   Minimum pension liability adjustment                         (11)       (11)         109       109         (408)     (408)
   Unrealized gains/(losses) on stock investments               (48)       (48)          31        31           --        --
                                                          ---------               ---------              ---------
 At end of year                                            $ (5,189)              $  (2,568)              $ (1,981)
                                                          ---------    -------    ---------    ------    ---------    ------
   Total                                                               $15,099                 $7,323                 $8,033
                                                                       =======                 ======                 ======
Common stock held in treasury
 At beginning of year                                       (12,126)                (15,831)               (12,881)
   Acquisitions, at cost                                     (2,352)                   (976)                (3,523)
   Dispositions                                                 346                     727                    573
   Cancellation, returned to unissued                            --                   3,954                     --
                                                          ---------               ---------              ---------
 At end of year                                           $ (14,132)              $ (12,126)             $ (15,831)
                                                          ---------               ---------              ---------
Shareholders' equity at end of year                       $  70,757               $  63,466              $  62,120
                                                          =========               =========              =========

                                                                                Share Activity
                                                          ________________________________________________________
                                                             2000                    1999                   1998
                                                          ________________________________________________________
                                                                             (millions of shares)
Class A preferred stock                                          --                      --                      2
Class B preferred stock                                          --                      --                    0.2
Common stock
  Issued (see note 12)
    At beginning of year                                      4,010                   4,169                  4,164
       Issued                                                    --                       4                      5
       Cancelled                                                 --                    (163)                    --
                                                          ---------               ---------              ---------
    At end of year                                            4,010                   4,010                  4,169
                                                          ---------               ---------              ---------
Held in treasury (see note 12)
    At beginning of year                                       (533)                   (711)                  (674)
       Acquisitions, at cost                                    (27)                    (17)                   (53)
       Dispositions                                              15                      32                     16
       Cancellation, returned to unissued                        --                     163                     --
                                                          ---------               ---------              ---------
    At end of year                                             (545)                   (533)                  (711)
                                                          ---------               ---------              ---------
Common shares outstanding at end of year                      3,465                   3,477                  3,458
                                                          =========               =========              =========

The information on pages 32 through 50 is an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                      2000      1999      1998
________________________________________________________________________________________________________________________________
                                                                                                      (millions of dollars)
Cash flows from operating activities
  Net income
   Accruing to ExxonMobil shareholders                                                              $ 17,720  $  7,910  $  8,074
   Accruing to minority and preferred interests                                                          412       145       265
  Adjustments for non-cash transactions
   Depreciation and depletion                                                                          8,130     8,304     8,355
   Deferred income tax charges/(credits)                                                                  10    (1,439)      318
   Annuity and accrued liability provisions                                                             (662)      412      (251)
  Dividends received greater than/(less than) equity in current earnings of equity companies            (387)      146       328
  Extraordinary gain from required asset divestitures, before income tax                              (2,038)       --        --
  Changes in operational working capital, excluding cash and debt
   Reduction/(increase) -- Notes and accounts receivable                                              (4,832)   (3,478)    2,170
                        -- Inventories                                                                  (297)       50       438
                        -- Prepaid taxes and expenses                                                   (204)      177         8
   Increase/(reduction) -- Accounts and other payables                                                 5,411     3,046    (3,010)
  All other items -- net                                                                                (326)     (260)     (259)
                                                                                                    ----------------------------
   Net cash provided by operating activities                                                        $ 22,937  $ 15,013  $ 16,436
                                                                                                    ----------------------------
Cash flows from investing activities
  Additions to property, plant and equipment                                                        $ (8,446) $(10,849) $(12,730)
  Sales of subsidiaries, investments and property, plant and equipment                                 5,770       972     1,884
  Additional investments and advances                                                                 (1,648)   (1,476)   (1,469)
  Collection of advances                                                                                 985       387       336
  Additions to other marketable securities                                                               (41)      (61)      (61)
  Sales of other marketable securities                                                                    82        42        58
                                                                                                    ----------------------------
   Net cash used in investing activities                                                            $ (3,298) $(10,985) $(11,982)
                                                                                                    ----------------------------

Net cash generation before financing activities                                                     $ 19,639  $  4,028  $  4,454
                                                                                                    ----------------------------
Cash flows from financing activities
  Additions to long-term debt                                                                       $    238  $    454  $  1,384
  Reductions in long-term debt                                                                          (901)     (341)     (305)
  Additions to short-term debt                                                                           500     1,870       930
  Reductions in short-term debt                                                                       (2,413)   (2,359)   (2,175)
  Additions/(reductions) in debt with less than 90 day maturity                                       (3,129)    2,210     2,384
  Cash dividends to ExxonMobil shareholders                                                           (6,123)   (5,872)   (5,843)
  Cash dividends to minority interests                                                                  (251)     (219)     (387)
  Changes in minority interests and sales/(purchases) of affiliate stock                                (227)     (200)      (84)
  Common stock acquired                                                                               (2,352)     (670)   (3,547)
  Common stock sold                                                                                      493       348       507
                                                                                                    ----------------------------
   Net cash used in financing activities                                                            $(14,165) $ (4,779) $ (7,136)
                                                                                                    ----------------------------
Effects of exchange rate changes on cash                                                            $    (82) $     53  $     23
                                                                                                    ----------------------------
Increase/(decrease) in cash and cash equivalents                                                    $  5,392  $   (698) $ (2,659)
Cash and cash equivalents at beginning of year                                                         1,688     2,386     5,045
                                                                                                    ----------------------------
Cash and cash equivalents at end of year                                                            $  7,080  $  1,688  $  2,386
                                                                                                    ============================

The information on pages 32 through 50 is an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The corporation's principal business is energy, involving the worldwide exploration, production, transportation and sale of crude oil and natural gas (upstream) and the manufacture, transportation and sale of petroleum products (downstream). The corporation is also a major worldwide manufacturer and marketer of petrochemicals and participates in coal and minerals mining and electric power generation.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

  The accompanying consolidated financial statements and the supporting and supplemental material are the responsibility of the management of Exxon Mobil Corporation.

1. Summary of Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of those significant subsidiaries owned directly or indirectly with more than 50 percent of the voting rights held by the corporation, and for which other shareholders do not possess the right to participate in significant management decisions. Amounts representing the corporation's percentage interest in the underlying net assets of other significant subsidiaries and less than majority owned companies in which a significant equity ownership interest is held, are included in "Investments and advances"; the corporation's share of the net income of these companies is included in the consolidated statement of income caption "Earnings from equity interests and other revenue."

  Investments in other companies, none of which is significant, are generally included in "Investments and advances" at cost or less. Dividends from these companies are included in income as received.

Revenue Recognition. Revenues associated with sales of crude oil, natural gas, petroleum and chemical products and all other items are recorded when title passes to the customer.

  Revenues from the production of natural gas properties in which the corporation has an interest with the other producers are recognized on the basis of the company's net working interest. Differences between actual production and net working interest volumes are not significant.

Derivative Instruments. As discussed in footnote 14, the corporation makes limited use of derivative instruments to hedge its exposures associated with interest rates, foreign currency exchange rates and hydrocarbon prices. Gains and losses on hedging contracts are recognized concurrent with the recognition of the economic impact of the underlying exposures using either the accrual or deferral method of accounting. In order to qualify for hedge accounting, the derivative instrument must be designated and effective as a hedge.

  The accrual method is used for interest rate swaps, cross-currency interest rate swaps and commodity swaps. Under the accrual method, differentials in the swapped amounts are recorded as adjustments of the underlying periodic cash flows that are being hedged. If these swaps are terminated, the gains and losses are amortized over the original lives of such contracts. The deferral method is used for futures exchange contracts, forward contracts and commodity swaps. Gains and losses resulting from changes in value of derivative instruments are deferred and recognized in the same period as the gains and losses of the items being hedged.

  Cash flow from derivative instruments that qualify for hedge accounting is included in the same category for cash flow purposes as the item being hedged.

Inventories. Crude oil, products and merchandise inventories are carried at the lower of current market value or cost (generally determined under the last-in, first-out method - LIFO). Costs include applicable purchase costs and operating expenses but not general and administrative expenses or research and development costs. Inventories of materials and supplies are valued at cost or less.

Property, Plant and Equipment. Depreciation, depletion and amortization, based on cost less estimated salvage value of the asset, are primarily determined under either the unit-of-production method or the straight-line method. Unit-of-production rates are based on oil, gas and other mineral reserves estimated to be recoverable from existing facilities. The straight-line method of depreciation is based on estimated asset service life taking obsolescence into consideration.

  Maintenance and repairs are expensed as incurred. Major renewals and improvements are capitalized and the assets replaced are retired.

  The corporation's upstream activities are accounted for under the "successful efforts" method. Under this method, costs of productive wells and development dry holes, both tangible and intangible, as well as productive acreage are capitalized and amortized on the unit-of-production method. Costs of that portion of undeveloped acreage likely to be unproductive, based largely on historical experience, are amortized over the period of exploration. Other exploratory expenditures, including geophysical costs, other dry hole costs and annual lease rentals, are expensed as incurred. Exploratory wells that find oil and gas in an area requiring a major capital expenditure before production could begin are evaluated annually to assure that commercial quantities of reserves have been found or that additional exploration work is underway or planned. Exploratory well costs not meeting either of these tests are charged to expense.

  Oil, gas and other properties held and used by the corporation are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The corporation estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. In general, analyses are based on proved reserves, except in circumstances where it is probable that additional resources will be developed and contribute to cash flows in the future.

Environmental Conservation and Site Restoration Costs. Liabilities for environmental conservation are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated. These liabilities are not reduced by possible recoveries from third parties, and projected cash expenditures are not discounted.

  Site restoration costs that may be incurred by the corporation at the end of the operating life of certain of its facilities and properties are reserved ratably over the asset's productive life.

Foreign Currency Translation. The "functional currency" for translating the accounts of the majority of downstream and chemical operations outside the U.S. is the local currency. Local currency is also used for upstream operations that are relatively self-contained and integrated within a particular country, such as in Canada, the United Kingdom, Norway and Continental Europe. The U.S. dollar is used for operations in highly inflationary economies, in Singapore which is predominantly export oriented and for some upstream operations, primarily in Malaysia, Indonesia, Nigeria, Equatorial Guinea and the Middle East. For all operations, gains or losses on remeasuring foreign currency transactions into functional currency are included in income.

2. Extraordinary Item and Accounting Change

Net income for 2000 included a net after-tax gain of $1,730 million (net of $308 million of income taxes), or $0.49 per common share -- assuming dilution, from asset divestments that were required as a condition of the regulatory approval of the Merger. The net after-tax gain on required divestments was reported as an extraordinary item according to accounting requirements for business combinations accounted for as a pooling of interests.

  Effective as of January 1, 1998, the corporation adopted the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This statement requires that costs of start-up activities and organizational costs be expensed as incurred. The cumulative effect of this accounting change on years prior to 1998 was a charge of $70 million (net of $70 million income tax effect), or $0.02 per common share.

3. Merger of Exxon Corporation and Mobil Corporation

On November 30, 1999, a wholly-owned subsidiary of Exxon Corporation (Exxon) merged with Mobil Corporation (Mobil) so that Mobil became a wholly-owned subsidiary of Exxon (the "Merger"). At the same time, Exxon changed its name to Exxon Mobil Corporation (ExxonMobil). Under the terms of the agreement, approximately 1.0 billion shares of ExxonMobil common stock were issued in exchange for all the outstanding shares of Mobil common stock based upon an exchange ratio of 1.32015. Following the exchange, former shareholders of Exxon owned approximately 70 percent of the corporation, while former Mobil shareholders owned approximately 30 percent of the corporation. Each outstanding share of Mobil preferred stock was converted into one share of a new class of ExxonMobil preferred stock.

  As a result of the Merger, the accounts of certain downstream and chemicals operations jointly controlled by the combining companies have been included in the consolidated financial statements. These operations were previously accounted for by Exxon and Mobil as separate companies using the equity method of accounting.

  The Merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements give retroactive effect to the Merger, with all periods presented as if Exxon and Mobil had always been combined. Certain reclassifications have been made to conform the presentation of Exxon and Mobil.

The following table sets forth summary data for the separate companies and the combined amounts for periods prior to the Merger.


                                                           Nine Months   Year
                                                              Ended     Ended
                                                             Sept. 30  Dec. 31
                                                               1999      1998
_______________________________________________________________________________
                                                           (millions of dollars)

   Revenues
     Exxon                                                   $ 89,378  $117,772
     Mobil                                                     42,782    53,531
     Adjustments (1)                                            6,033     7,987
     Eliminations                                              (7,248)   (9,648)
                                                             ------------------
   ExxonMobil                                                $130,945  $169,642
                                                             ==================
   Net Income
     Exxon                                                   $  3,725  $  6,370
     Mobil                                                      1,901     1,704
                                                             ------------------
   ExxonMobil                                                $  5,626  $  8,074
                                                             ==================

(1) Consolidation of activities previously accounted for using the equity method of accounting.

As a condition of the approval of the Merger, the U.S. Federal Trade Commission and the European Commission required that certain property -- primarily downstream, pipeline and natural gas distribution assets -- be divested. These assets, with a carrying value of approximately $3 billion, were sold in the year 2000. The net after-tax gain of $1,730 million was reported as an extraordinary item. The properties have historically earned approximately $200 million per year.

4. Reorganization Costs

In association with the Merger, $1,406 million pre-tax ($920 million after-tax) and $625 million pre-tax ($469 million after-tax) of costs were recorded as merger related expenses in 2000 and 1999, respectively. Cumulative charges included separation expenses of approximately $1,125 million related to workforce reductions (approximately 6,000 employees at year-end 2000), plus implementation and merger closing costs. The separation reserve balance at year end 2000 of approximately $320 million, is expected to be expended in 2001.

  In the first quarter of 1999, the corporation recorded a $120 million after-tax charge for the non-merger related reorganization of Japanese downstream operations in its wholly-owned Esso Sekiyu K.K. and 50.1 percent owned General Sekiyu K.K. affiliates. The reorganization resulted in the reduction of approximately 700 administrative, financial, logistics and marketing service employee positions. The Japanese affiliates recorded a combined charge of $216 million (before-tax) to selling, general and administrative expenses for the employee related costs. Substancially all cash expenditures anticipated in the restructuring provision have been paid as of the end of 1999. General Sekiyu also recorded a $211 million (before-tax) charge to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

depreciation and depletion for the write-off of costs associated with the cancellation of a power plant project at the Kawasaki terminal.

  In 1998, Mobil implemented new reorganization programs in Australia and New Zealand and in Latin America to integrate regional fuels and lubes operations. These programs resulted in the elimination of approximately 500 positions as well as asset write-downs in Australia and New Zealand. A provision of $50 million ($41 million after-tax) was recorded in selling, general and administrative expenses and depreciation and depletion for these programs. In 1998 and 1999, a combination of cash for employee separation benefits and exit costs and noncash costs for the closure of facilities essentially depleted the reserve.

  In 1997, Mobil and BP announced that their alliance would implement a major restructuring of its lubricant base oil refining business. This program resulted in the elimination of approximately 460 positions and in write-downs and closure of certain facilities and was completed by the end of 1999. Reserves were recorded in 1997 of about $86 million ($82 million after-tax) mainly for employee severance costs associated with workforce reductions and for write-downs and closure of certain facilities. These costs were recorded in earnings from equity interests and selling, general and administrative expenses. Cash outlays have been approximately $70 million and non-cash costs about $20 million. There was no amount remaining in this reserve at December 31, 2000, for this program.

  Also in 1997, Mobil commenced two major cost savings initiatives in Asia-Pacific -- one in Japan in response to the deregulated business environment and the other in Australia. These programs resulted in the elimination of approximately 400 positions and the impairment of certain assets. In 1997, reserves were recorded in the amount of $172 million ($107 million after-tax) primarily for separation costs related to workforce reductions and for closure of certain facilities. The provisions were recorded in selling, general and administrative expenses; operating expenses; earnings from equity interests and other revenue and depreciation and depletion. At the end of 2000 the reserve was essentially depleted.

  The following table summarizes the activity in the reorganization reserves. The 1998 opening balance represents accruals for provisions taken in prior years.

                            Opening                                 Balance at
                            Balance     Additions     Deductions     Year End
_______________________________________________________________________________
                                         (millions of dollars)

  1998                       $300         $ 50          $181           $169
  1999                        169          563           351            381
  2000                        381          738           780            339


5. Miscellaneous Financial Information

Research and development costs totaled $564 million in 2000, $630 million in 1999 and $753 million in 1998.

  Net income included aggregate foreign exchange transaction losses of $236 million in 2000 and $5 million in 1999, and gains of $20 million in 1998.

  In 2000, 1999, and 1998, net income included gains of $175 million, and losses of $7 million and $8 million, respectively, attributable to the combined effects of LIFO inventory accumulations and draw-downs. The aggregate replacement cost of inventories was estimated to exceed their LIFO carrying values by $6,706 million and $5,898 million at December 31, 2000 and 1999, respectively.

  In 1998, Mobil recorded a charge of $325 million before-tax ($270 million after-tax) to adjust certain inventories to their market value. Also in 1998, a charge of $491 million before-tax ($387 million after-tax) was recorded by Mobil to write down certain oil and gas properties to fair value.

6. Cash Flow Information

The consolidated statement of cash flows provides information about changes in cash and cash equivalents. Highly liquid investments with maturities of three months or less when acquired are classified as cash equivalents.

  Cash payments for interest were: 2000 -- $729 million, 1999 -- $882 million and 1998 -- $1,066 million. Cash payments for income taxes were: 2000 -- $8,671 million, 1999 -- $3,805 million and 1998 -- $4,629 million.

7. Additional Working Capital Data                        Dec. 31       Dec. 31
                                                           2000          1999
_______________________________________________________________________________
                                                          (millions of dollars)

Notes and accounts receivable
  Trade, less reserves of $258 million
    and $231 million                                    $ 17,568       $ 14,605
  Other, less reserves of $48 million
    and $10 million                                        5,428          4,550
                                                        -----------------------
                                                        $ 22,996        $19,155
                                                        =======================

Notes and loans payable
  Bank loans                                            $  1,244        $ 2,223
  Commercial paper                                         3,761          7,231
  Long-term debt due within one year                         650            407
  Other                                                      506            709
                                                        -----------------------
                                                        $  6,161        $10,570
                                                        =======================
Accounts payable and accrued liabilities
  Trade payables                                        $ 15,357        $13,524
  Obligations to equity companies                            586            608
  Accrued taxes other than income taxes                    5,423          6,005
  Other                                                    5,389          5,355
                                                        -----------------------
                                                        $ 26,755        $25,492
                                                        =======================


On December 31, 2000, unused credit lines for short-term financing totaled approximately $6.7 billion. Of this total, $3.3 billion support commercial paper programs under terms negotiated when drawn. The weighted average interest rate on short-term borrowings outstanding at December 31, 2000 and 1999 was 6.4 percent and 5.6 percent, respectively.

8. Equity Company Information

The summarized financial information below includes amounts related to certain less than majority owned companies and majority owned subsidiaries where minority shareholders possess the right to participate in significant management decisions (see note 1). These companies are primarily engaged in crude production, natural gas marketing and refining operations in North America; natural gas production, natural gas distribution, and downstream operations in Europe and crude production in Kazakhstan and the Middle East. Also included are several power generation, petrochemical/lubes manufacturing and chemical ventures; 1998 and 1999 included amounts related to Mobil's European Fuels joint venture which was divested as a condition of the Merger approval.

                                                                           2000              1999              1998
                                                                     _____________________________________________________
                                                                            ExxonMobil        ExxonMobil        ExxonMobil
Equity Company Financial Summary                                      Total    Share    Total    Share    Total    Share
__________________________________________________________________________________________________________________________
                                                                                     (millions of dollars)
Total revenues
  Percent of revenues from companies included in the ExxonMobil
    consolidation was 7% in 1998, 8% in 1999 and 11% in 2000         $81,371  $32,452  $94,534  $32,124  $76,552  $24,740
                                                                     -----------------------------------------------------
Income before income taxes                                           $ 7,632  $ 3,092  $ 4,100  $ 2,095  $ 4,104  $ 2,002
Less: Related income taxes                                            (1,382)    (658)    (734)    (449)  (1,071)    (492)
                                                                     -----------------------------------------------------
        Net income                                                   $ 6,250  $ 2,434  $ 3,366  $ 1,646  $ 3,033  $ 1,510
                                                                     =====================================================
Current assets                                                       $28,784  $11,479  $21,518  $ 7,739  $19,037  $ 6,645
Property, plant and equipment, less accumulated depreciation          36,553   13,733   44,213   15,509   40,268   15,221
Other long-term assets                                                 6,656    2,979    4,806    2,106    3,529    1,449
                                                                     -----------------------------------------------------
        Total assets                                                 $71,993  $28,191  $70,537  $25,354  $62,834  $23,315
                                                                     -----------------------------------------------------
Short-term debt                                                      $ 2,636  $ 1,093  $ 2,856  $ 1,129  $ 2,628  $ 1,048
Other current liabilities                                             25,377   10,357   18,129    6,324   16,367    5,574
Long-term debt                                                        11,116    4,094   13,486    3,978   11,316    3,488
Other long-term liabilities                                            7,054    3,273    5,372    2,598    4,974    2,362
Advances from shareholders                                             8,485    2,510    3,636    1,919    3,734    2,017
                                                                     -----------------------------------------------------
        Net assets                                                   $17,325  $ 6,864  $27,058  $ 9,406  $23,815  $ 8,826
                                                                     =====================================================

9. Investments and Advances                                                                              Dec. 31   Dec. 31
                                                                                                          2000      1999
__________________________________________________________________________________________________________________________
                                                                                                      (million of dollars)
Companies carried at equity in underlying assets
  Investments                                                                                            $ 6,864   $ 9,406
  Advances                                                                                                 2,510     1,919
                                                                                                         -----------------
                                                                                                         $ 9,374   $11,325
Companies carried at cost or less and stock investments carried at fair value                              1,230       964
                                                                                                         -----------------
                                                                                                         $10,604   $12,289
Long-term receivables and miscellaneous investments at cost or less                                        2,014     2,255
                                                                                                         -----------------
        Total                                                                                            $12,618   $14,544
                                                                                                         =================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. Investment in Property, Plant and Equipment                      Dec. 31, 2000             Dec. 31, 1999
                                                                 ________________________________________________
                                                                   Cost         Net          Cost          Net
_________________________________________________________________________________________________________________
                                                                               (millions of dollars)
Petroleum and natural gas
   Upstream                                                      $106,287     $ 45,731     $ 106,067     $ 48,100
   Downstream                                                      51,862       26,730        54,772       28,974
                                                                 ------------------------------------------------
        Total petroleum and natural gas                          $158,149     $ 72,461     $ 160,839     $ 77,074
Chemicals                                                          17,860        9,935        17,564        9,969
Other                                                              11,737        7,433        10,809        7,000
                                                                 ------------------------------------------------
        Total                                                    $187,746     $ 89,829     $ 189,212     $ 94,043
                                                                 ================================================

Accumulated depreciation and depletion totaled $97,917 million at the end of 2000 and $95,169 million at the end of 1999. Interest capitalized in 2000, 1999 and 1998 was $641 million, $595 million and $545 million, respectively.

________________________________________________________________________________

11. Leased Facilities

At December 31, 2000, the corporation and its consolidated subsidiaries held non-cancelable operating charters and leases covering drilling equipment, tankers, service stations and other properties with minimum lease commitments as indicated in the table.

  Net rental expenditures for 2000, 1999 and 1998 totaled $1,935 million, $2,172 million and $2,760 million, respectively, after being reduced by related rental income of $195 million, $317 million and $331 million, respectively. Minimum rental expenditures totaled $1,992 million in 2000, $2,311 million in 1999 and $2,910 million in 1998.

                                              Minimum                Related
                                             commitment           rental income
________________________________________________________________________________
                                                   (millions of dollars)
   2001                                       $ 1,219                 $ 76
   2002                                           814                   65
   2003                                           604                   44
   2004                                           462                   29
   2005                                           347                   22
   2006 and beyond                              1,959                  104

________________________________________________________________________________


12. Capital

At the effective time of the merger of Exxon and Mobil, the authorized common stock of ExxonMobil was increased from three billion shares to 4.5 billion shares. Under the terms of the merger agreement, approximately 1.0 billion shares of ExxonMobil common stock were issued in exchange for all of the outstanding shares of Mobil's common stock based upon an exchange ratio of
1.32015 ExxonMobil shares for each Mobil share. Mobil's common stock accounted for as treasury stock was cancelled at the effective time of the merger.

  In 1989, Mobil sold 206 thousand shares of a new issue of Series B Convertible Preferred Stock to its employee stock ownership plan (Mobil ESOP) trust for $3,887.50 per share. Each preferred share was convertible into 100 shares of Mobil common stock. The proceeds of the issuance were used by Mobil for general corporate purposes. Dividends were cumulative and payable in an amount per share equal to $300 per annum. In connection with the merger, each outstanding share of Mobil's Series B Convertible Preferred Stock was converted into one share of ExxonMobil Class B Preferred Stock with similar terms. Each share of ExxonMobil Class B Preferred Stock was convertible into 132.015 shares of ExxonMobil common stock. In 1999 and 1998, Mobil Series B Convertible Preferred Stock totaling 6 thousand shares in each year were redeemed. In 1999, after the merger, 159 thousand shares of ExxonMobil Class B Preferred Stock totaling $618 million were converted to ExxonMobil common stock. No shares of Class B Preferred Stock remain outstanding.

In 1989, Exxon sold 16.3 million shares of a new issue of convertible Class A Preferred Stock to its leveraged employee stock ownership plan (Exxon LESOP) trust for $61.50 per share. The proceeds of the issuance were used by Exxon for general corporate purposes. If the common share price exceeded $30.75, one share of Exxon Class A Preferred Stock was convertible into two shares of common stock. If the price was $30.75 or less, one share of preferred stock was convertible into common shares having a value of $61.50. Dividends were cumulative and payable in an amount per share equal to $4.680 per annum. In 1999 and 1998, 1.7 million and 1.4 million shares of Exxon Class A Preferred Stock totaling $105 million and $85 million, respectively, were converted to common stock. At year-end 1999, no shares of Class A Preferred Stock remained outstanding.

In 1989, $1,800 million of benefit plan related balances were recorded as debt and as a reduction to shareholders' equity, representing Exxon and Mobil guaranteed borrowings by the Mobil ESOP and Exxon LESOP trusts to purchase preferred stock. As the debt is repaid and common shares are earned by employees, the benefit plan related balances are being extinguished. Preferred dividends of $36 million and $60 million were paid during 1999 and 1998, respectively.

  The table below summarizes the earnings per share calculations.

                                                                                                           2000    1999     1998
                                                                                                         ________________________
Net income per common share
---------------------------
Income before extraordinary item and cumulative effect of accounting change (millions of dollars)        $15,990  $7,910  $ 8,144
  Less: Preferred stock dividends                                                                             --     (36)     (60)
                                                                                                         ------------------------
Income available to common shares                                                                        $15,990  $7,874  $ 8,084
                                                                                                         ========================
Weighted average number of common shares outstanding (millions of shares)                                  3,477   3,453    3,468

Net income per common share
  Before extraordinary item and cumulative effect of accounting change                                   $  4.60  $ 2.28  $  2.33
  Extraordinary gain, net of income tax                                                                     0.50      --       --
  Cumulative effect of accounting change                                                                      --      --    (0.02)
                                                                                                         ------------------------
  Net income                                                                                             $  5.10  $ 2.28  $  2.31
                                                                                                         ========================
Net income per common share -- assuming dilution
------------------------------------------------
Income before extraordinary item and cumulative effect of accounting change (millions of dollars)        $15,990  $7,910  $ 8,144
  Adjustment for assumed dilution                                                                             (8)      1       (7)
                                                                                                         ------------------------
Income available to common shares                                                                        $15,982  $7,911  $ 8,137
                                                                                                         ========================
Weighted average number of common shares outstanding (millions of shares)                                  3,477   3,453    3,468
  Plus: Issued on assumed exercise of stock options                                                           40      44       39
  Plus: Assumed conversion of preferred stock                                                                 --      21       26
                                                                                                         ------------------------
Weighted average number of common shares outstanding                                                       3,517   3,518    3,533
                                                                                                         ========================
Net income per common share
  Before extraordinary item and cumulative effect of accounting change                                   $  4.55  $ 2.25  $  2.30
  Extraordinary gain, net of income tax                                                                     0.49      --       --
  Cumulative effect of accounting change                                                                      --      --    (0.02)
                                                                                                         ------------------------
  Net income                                                                                             $  5.04  $ 2.25  $  2.28
                                                                                                         ========================

Dividends paid per common share                                                                          $ 1.760  $1.687  $ 1.666


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Employee Stock Ownership Plans

In 1989, the Exxon leveraged employee stock ownership plan (Exxon LESOP) trust borrowed $1,000 million under the terms of notes guaranteed by Exxon maturing between 1990 and 1999. As further described in note 12, the Exxon LESOP trust used the proceeds of the borrowing to purchase shares of Exxon's convertible Class A Preferred Stock. The final Exxon LESOP note matured in 1999 with the final principal payment of the outstanding debt. All remaining shares of Exxon Class A Preferred Stock were converted to ExxonMobil common shares.

  In 1989, the Mobil Oil Corporation employee stock ownership plan (Mobil ESOP) trust borrowed $800 million under the terms of notes and debentures guaranteed by Mobil. As further described in note 12, the trust used the proceeds of the borrowing to purchase shares of Mobil's Series B Convertible Preferred Stock which upon the Merger were converted into shares of ExxonMobil Class B Preferred Stock with similar terms. By year-end 1999, all outstanding shares of Class B Preferred Stock were converted to ExxonMobil common shares.

  The Exxon LESOP and Mobil ESOP were merged in late 1999 to create the ExxonMobil ESOP. Employees eligible to participate in ExxonMobil's Savings Plan may elect to participate in the ExxonMobil ESOP. Corporate contributions to the plan and dividends are used to make principal and interest payments on the notes and debentures. As contributions and dividends are credited, common shares are allocated to participants' accounts. When debt service exceeded dividends, ExxonMobil funded the excess. The excess for the ExxonMobil ESOP was $15 million, $19 million, and $15 million in 2000, 1999, and 1998, respectively.

  Accounting for the plans has followed the principles which were in effect for the respective plans when they were established. The amount of compensation expense related to the plans and recorded by the corporation during the periods was not significant. The ExxonMobil ESOP trust held 59.9 million shares of ExxonMobil common stock at the end of 1999 and 54.6 million shares at the end of 2000.

14. Financial Instruments

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Long-term debt is the only category of financial instruments whose fair value differs materially from the recorded book value. The estimated fair value of total long-term debt, including capitalized lease obligations, at December 31, 2000 and 1999, was $8.0 billion and $8.9 billion, respectively, as compared to recorded book values of $7.3 billion and $8.4 billion.

  The corporation's size, geographic diversity and the complementary nature of the upstream, downstream and chemicals businesses mitigate the corporation's risk from changes in interest rate, foreign currency rate and commodity prices. As a result, the corporation makes limited use of derivatives to offset exposures arising from existing transactions. Derivative instruments are not held for trading purposes nor do they have leveraged features. In addition, they are either purchased or sold over authorized exchanges or with counterparties of high credit standing. As a result of the above factors, the corporation's exposure to credit risks and market risks from derivative activities is negligible.

The notional principal amounts of derivative financial instruments at December 31, are as follows:


At December 31:                                     2000         1999
_______________                                     ____         ____

                                                  (millions of dollars)

Debt-related instruments                           $  970       $2,111
Nondebt-related foreign currency
  exchange rate instruments                            63        4,245
Commodity financial instruments
  requiring cash settlement                         1,367        1,988
                                                   -------------------
Total                                              $2,400       $8,344
                                                   ===================

15. Long-Term Debt

At December 31, 2000, long-term debt consisted of $6,630 million due in U.S. dollars and $650 million representing the U.S. dollar equivalent at year-end exchange rates of amounts payable in foreign currencies. These amounts exclude that portion of long-term debt, totaling $650 million, which matures within one year and is included in current liabilities. The amounts of long-term debt maturing, together with sinking fund payments required, in each of the four years after December 31, 2001, in millions of dollars, are: 2002 -- $368, 2003 -- $832, 2004 -- $2,245 and 2005 -- $359. Certain of the borrowings described may from time to time be assigned to other ExxonMobil affiliates. At
December 31, 2000, the corporation's unused long-term credit lines were not material.

  The total outstanding balance of defeased debt at year-end 2000 was $480 million. Summarized long-term borrowings at year-end 2000 and 1999 were as follows:

                                                             2000       1999
_______________________________________________________________________________
                                                          (millions of dollars)

Exxon Mobil Corporation
7.45% Guaranteed notes due 2001                             $   --     $  246
Guaranteed zero coupon notes due 2004
 -- Face value ($1,146) net of
    unamortized discount                                       749        671

Exxon Capital Corporation
6.0% Guaranteed notes due 2005                                 106        246
6.125% Guaranteed notes due 2008                               175        250

SeaRiver Maritime Financial Holdings, Inc.
Guaranteed debt securities due 2002-2011(1)                    115        122
Guaranteed deferred interest
  debentures due 2012
   -- Face value ($771) net of unamortized
      discount plus accrued interest                           811        728

Imperial Oil Limited
8.3% notes due 2001                                             --        200
Variable rate notes due 2004(2)                                600        600

Mobil Oil Canada, Ltd.
3.0% Swiss franc debentures due 2003(3)                        331        331
5.0% U.S. dollar Eurobonds due 2004(4)                         274        300

Mobil Producing Nigeria Unlimited
8.625% notes due 2002-2006                                     188        229

Mobil Corporation
8.625% debentures due 2021                                     247        247
7.625% debentures due 2033                                     203        213

Industrial revenue bonds due 2003-2033(5)                    1,469      1,429
ESOP Trust notes due 2002-2003                                 100        351
Other U.S. dollar obligations(6)                             1,062      1,045
Other foreign currency obligations                             598        924
Capitalized lease obligations(7)                               252        270
                                                            -----------------
      Total long-term debt                                  $7,280     $8,402
                                                            =================

1. Average effective interest rate of 6.4% in 2000 and 5.3% in 1999.
2. Average effective interest rate of 6.6% in 2000 and 5.3% in 1999.
3. Swapped into floating rate U.S.$ debt.
4. Swapped principally into floating rate debt.
5. Average effective interest rate of 4.5% in 2000 and 4.0% in 1999.
6. Average effective interest rate of 7.8% in 2000 and 7.6% in 1999.
7. Average imputed interest rate of 7.2% in 2000 and 7.2% in 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed consolidating financial information related to guaranteed securities issued by subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the 6.0% notes due 2005 and the 6.125% notes due 2008 of Exxon Capital Corporation and the deferred interest debentures due 2012 and the debt securities due 2000-2011 of SeaRiver Maritime Financial Holdings, Inc. Exxon Capital Corporation and SeaRiver Maritime Financial Holdings, Inc. are 100 percent owned subsidiaries of Exxon Mobil Corporation.

The following condensed consolidating financial information is provided for Exxon Mobil Corporation, as guarantor, and for Exxon Capital Corporation and SeaRiver Maritime Financial Holdings, Inc., as issuers, as an alternative to providing separate financial statements for the issuers. The accounts of Exxon Mobil Corporation, Exxon Capital Corporation and SeaRiver Maritime Financial Holdings, Inc. are presented utilizing the equity method of accounting for investments in subsidiaries.

                                                   Exxon Mobil                SeaRiver                   Consolidating
                                                   Corporation    Exxon       Maritime                      and
                                                      Parent      Capital     Financial     All Other     Eliminating
                                                    Guarantor   Corporation  Holdings, Inc. Subsidiaries  Adjustments   Consolidated
                                                   _________________________________________________________________________________
                                                                                   (millions of dollars)

Condensed consolidated statement of income for twelve months ended December 31, 2000
____________________________________________________________________________________
Revenue
  Sales and other operating revenue,
   including excise taxes                          $ 36,211     $     --     $     --       $ 192,228    $       --      $ 228,439
  Earnings from equity interests and other revenue   14,399           --           35           3,577       (13,702)         4,309
  Intercompany revenue                                4,148          997           90          92,832       (98,067)            --
                                                   ---------------------------------------------------------------------------------
      Total revenue                                  54,758          997          125         288,637      (111,769)       232,748
                                                   ---------------------------------------------------------------------------------
Costs and other deductions
  Crude oil and product purchases                    22,790           --           --         173,012       (86,851)       108,951
  Operating expenses                                  5,787            3            1          17,051        (4,707)        18,135
  Selling, general and administrative expenses        1,978           --           --          10,203          (137)        12,044
  Depreciation and depletion                          1,510            5            3           6,612            --          8,130
  Exploration expenses, including dry holes             115           --           --             821            --            936
  Merger related expenses                               402           --           --           1,171          (167)         1,406
  Interest expense                                    1,449          916          116           4,313        (6,205)           589
  Excise taxes                                        2,614           --           --          19,742            --         22,356
  Other taxes and duties                                 15           --           --          32,693            --         32,708
  Income applicable to minority and
   preferred interests                                   --           --           --             412            --            412
                                                   ---------------------------------------------------------------------------------
      Total costs and other deductions               36,660          924          120         266,030       (98,067)       205,667
                                                   ---------------------------------------------------------------------------------
Income before income taxes                           18,098           73            5          22,607       (13,702)        27,081
  Income taxes                                        2,108           20          (10)          8,973            --         11,091
                                                   ---------------------------------------------------------------------------------
Income before extraordinary item and
 accounting change                                   15,990           53           15          13,634       (13,702)        15,990
  Extraordinary gain, net of income tax               1,730           --           --             962          (962)         1,730
  Cumulative effect of accounting change                 --           --           --              --            --             --
                                                   ---------------------------------------------------------------------------------
Net income                                         $ 17,720     $     53     $     15       $  14,596    $  (14,664)     $  17,720
                                                   =================================================================================


                                                    Exxon Mobil                SeaRiver                 Consolidating
                                                    Corporation    Exxon       Maritime                      and
                                                      Parent      Capital     Financial     All Other    Eliminating
                                                     Guarantor  Corporation Holdings, Inc. Subsidiaries  Adjustments  Consolidated
                                                    _______________________________________________________________________________
                                                                                (millions of dollars)

Condensed consolidated statement of income for twelve months ended December 31, 1999
____________________________________________________________________________________
Revenue
 Sales and other operating revenue, including
  excise taxes                                        $25,758     $   --        $  --        $156,771     $     --      $182,529
 Earnings from equity interests and other revenue       7,585         37           31           2,102       (6,757)        2,998
 Intercompany revenue                                   1,585        660           61          35,825      (38,131)           --
                                                      --------------------------------------------------------------------------
   Total revenue                                       34,928        697           92         194,698      (44,888)      185,527
                                                      --------------------------------------------------------------------------
Costs and other deductions
 Crude oil and product purchases                       13,926         --           --          97,296      (34,211)       77,011
 Operating expenses                                     4,669          3            1          13,285       (1,152)       16,806
 Selling, general and administrative expenses           2,230         --           --          10,908           (4)       13,134
 Depreciation and depletion                             1,396          5            3           6,900           --         8,304
 Exploration expenses, including dry holes                110         --           --           1,136           --         1,246
 Merger related expenses                                  479         --           --             146           --           625
 Interest expense                                       1,150        561           95           1,653       (2,764)          695
 Excise taxes                                           2,846         --           --          18,800           --        21,646
 Other taxes and duties                                    14         --           --          34,751           --        34,765
 Income applicable to minority and preferred
  interests                                                --         --           --             145           --           145
                                                      --------------------------------------------------------------------------
   Total costs and other deductions                    26,820        569           99         185,020      (38,131)      174,377
                                                      --------------------------------------------------------------------------
Income before income taxes                              8,108        128           (7)          9,678       (6,757)       11,150
 Income taxes                                             198         28          (13)          3,027           --         3,240
                                                      --------------------------------------------------------------------------
Income before extraordinary item and accounting
  change                                                7,910        100            6           6,651       (6,757)        7,910
 Extraordinary gain, net of income tax                     --         --           --              --           --            --
 Cumulative effect of accounting change                    --         --           --              --           --            --
                                                      --------------------------------------------------------------------------
Net income                                            $ 7,910     $  100        $   6        $  6,651     $ (6,757)     $  7,910
                                                      ==========================================================================

Condensed consolidated statement of income for twelve months ended December 31, 1998
____________________________________________________________________________________
Revenue
 Sales and other operating revenue, including
  excise taxes                                        $22,508     $   --        $  --        $143,119     $     --      $165,627
 Earnings from equity interests and other revenue       8,256        207           36           3,372       (7,856)        4,015
 Intercompany revenue                                   1,199      1,221           60          20,448      (22,928)           --
                                                      --------------------------------------------------------------------------
   Total revenue                                       31,963      1,428           96         166,939      (30,784)      169,642
                                                      --------------------------------------------------------------------------
Costs and other deductions
 Crude oil and product purchases                       10,434         --           --          69,729      (18,018)       62,145
 Operating expenses                                     5,249          3            1          13,536       (1,123)       17,666
 Selling, general and administrative expenses           1,902         (3)          --          11,026           --        12,925
 Depreciation and depletion                             1,381          5            3           6,966           --         8,355
 Exploration expenses, including dry holes                239         --           --           1,267           --         1,506
 Merger related expenses                                   --         --           --              --           --            --
 Interest expense                                       1,513      1,548           91           1,203       (3,787)          568
 Excise taxes                                           2,743         --           --          18,183           --        20,926
 Other taxes and duties                                    20         --           --          33,183           --        33,203
 Income applicable to minority and preferred
  interests                                                --         --           --             265           --           265
                                                      --------------------------------------------------------------------------
   Total costs and other deductions                    23,481      1,553           95         155,358      (22,928)      157,559
                                                      --------------------------------------------------------------------------
Income before income taxes                              8,482       (125)           1          11,581       (7,856)       12,083
 Income taxes                                             338        (29)         (13)          3,643           --         3,939
                                                      --------------------------------------------------------------------------
Income before extraordinary item and accounting
  change                                                8,144        (96)          14           7,938       (7,856)        8,144
 Extraordinary gain, net of income tax                     --         --           --              --           --            --
 Cumulative effect of accounting change                   (70)        --           --             (39)          39           (70)
                                                      --------------------------------------------------------------------------
Net income                                            $ 8,074     $  (96)       $  14        $  7,899     $ (7,817)     $  8,074
                                                      ==========================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed consolidating financial information related to guaranteed securities issued by subsidiaries

                                                    Exxon Mobil                SeaRiver                 Consolidating
                                                    Corporation    Exxon       Maritime                      and
                                                      Parent      Capital     Financial     All Other    Eliminating
                                                     Guarantor  Corporation Holdings, Inc. Subsidiaries  Adjustments  Consolidated
                                                    ______________________________________________________________________________
                                                                                (millions of dollars)
Condensed consolidated balance sheet for year ended December 31, 2000
_____________________________________________________________________
Cash and cash equivalents                            $  4,235     $    --       $   --       $  2,845     $      --     $  7,080
Notes and accounts receivable -- net                    4,427          --           --         18,569            --       22,996
Inventories                                             1,102          --           --          7,202            --        8,304
Other current assets                                      262          --           14          1,743            --        2,019
                                                     ---------------------------------------------------------------------------
  Total current assets                                 10,026          --           14         30,359            --       40,399
Investments and advances                               79,589          --          408        303,090      (370,469)      12,618
Property, plant and equipment -- net                   18,559         113            9         71,148            --       89,829
Other long-term assets                                    508           2          150          5,494            --        6,154
Intercompany receivables                                9,339      19,124        1,355        212,790      (242,608)          --
                                                     ---------------------------------------------------------------------------
  Total assets                                       $118,021     $19,239       $1,936       $622,881     $(613,077)    $149,000
                                                     ===========================================================================
Notes and loans payable                              $     60     $    74       $    7       $  6,020     $      --     $  6,161
Accounts payable and accrued liabilities                3,918           8            2         22,827            --       26,755
Income taxes payable                                      902           9           --          4,364            --        5,275
                                                     ---------------------------------------------------------------------------
  Total current liabilities                             4,880          91            9         33,211            --       38,191
Long-term debt                                          1,209         281          925          4,865            --        7,280
Deferred income tax liabilities                         3,334          31          292         12,785            --       16,442
Other long-term liabilities                             4,428           9           --         11,893            --       16,330
Intercompany payables                                  33,413      17,965          412        190,818      (242,608)          --
                                                     ---------------------------------------------------------------------------
  Total liabilities                                    47,264      18,377        1,638        253,572      (242,608)      78,243

Earnings reinvested                                    86,652          56          (96)        36,946       (36,906)      86,652
Other shareholders' equity                            (15,895)        806          394        332,363      (333,563)     (15,895)
                                                     ---------------------------------------------------------------------------
  Total shareholders' equity                           70,757         862          298        369,309      (370,469)      70,757
                                                     ---------------------------------------------------------------------------
  Total liabilities and shareholders' equity         $118,021     $19,239       $1,936       $622,881     $(613,077)    $149,000
                                                     ===========================================================================

Condensed consolidated balance sheet for year ended December 31,1999
____________________________________________________________________
Cash and cash equivalents                            $    112     $    --       $   --       $  1,576     $      --     $  1,688
Notes and accounts receivable -- net                    2,968          --           --         16,187            --       19,155
Inventories                                             1,121          --           --          7,371            --        8,492
Other current assets                                      105           2           19          1,680            --        1,806
                                                     ---------------------------------------------------------------------------
  Total current assets                                  4,306           2           19         26,814            --       31,141
Investments and advances                               68,065          --          411         94,273      (148,205)      14,544
Property, plant and equipment -- net                   19,037         118           12         74,876            --       94,043
Other long-term assets                                    530           2          128          4,133            --        4,793
Intercompany receivables                                7,956      11,981        1,243         59,436       (80,616)          --
                                                     ---------------------------------------------------------------------------
  Total assets                                       $ 99,894     $12,103       $1,813       $259,532     $(228,821)    $144,521
                                                     ===========================================================================
Notes and loans payable                              $  1,012     $    57       $    7       $  9,494     $      --     $ 10,570
Accounts payable and accrued liabilities                4,900          14            2         20,576            --       25,492
Income taxes payable                                      435          --           --          2,236            --        2,671
                                                     ---------------------------------------------------------------------------
  Total current liabilities                             6,347          71            9         32,306            --       38,733
Long-term debt                                          1,419         495          849          5,639            --        8,402
Deferred income tax liabilities                         3,232          33          289         12,697            --       16,251
Other long-term liabilities                             5,080           9           --         12,580            --       17,669
Intercompany payables                                  20,350      10,685          385         49,196       (80,616)          --
                                                     ---------------------------------------------------------------------------
  Total liabilities                                    36,428      11,293        1,532        112,418       (80,616)      81,055

Earnings reinvested                                    75,055           4         (111)        28,258       (28,151)      75,055
Other shareholders' equity                            (11,589)        806          392        118,856      (120,054)     (11,589)
                                                     ---------------------------------------------------------------------------
  Total shareholders' equity                           63,466         810          281        147,114      (148,205)      63,466
                                                     ---------------------------------------------------------------------------
  Total liabilities and shareholders' equity         $ 99,894     $12,103       $1,813       $259,532     $(228,821)    $144,521
                                                     ===========================================================================

                                                    Exxon Mobil                SeaRiver                 Consolidating
                                                    Corporation    Exxon       Maritime                      and
                                                      Parent      Capital     Financial     All Other    Eliminating
                                                     Guarantor  Corporation Holdings, Inc. Subsidiaries  Adjustments  Consolidated
                                                    ______________________________________________________________________________
                                                                                (millions of dollars)
Condensed consolidated statement of cash flows for twelve months ended December 31, 2000
________________________________________________________________________________________

Cash provided by/(used in) operating activities       $ 7,704     $    61       $  94        $ 16,063      $  (985)     $ 22,937
                                                      --------------------------------------------------------------------------
Cash flows from investing activities
 Additions to property, plant and equipment            (1,832)         --          --          (6,614)          --        (8,446)
 Sales of long-term assets                              1,088          --          --           4,682           --         5,770
 Net intercompany investing                             6,386      (7,143)       (114)         (6,285)       7,156            --
 All other investing, net                                 (26)         --          --            (596)          --          (622)
                                                      --------------------------------------------------------------------------
  Net cash provided by/(used in) investing
  activities                                            5,616      (7,143)       (114)         (8,813)       7,156        (3,298)
                                                      --------------------------------------------------------------------------
Cash flows from financing activities
 Additions to short- and long-term debt                    23          --          --             715           --           738
 Reductions in short- and long-term debt                 (247)       (214)         (7)         (2,846)          --        (3,314)
 Additions/(reductions) in debt with less than
  90 day maturity                                        (990)         16          --          (2,155)          --        (3,129)
 Cash dividends                                        (6,123)         --          --            (985)         985        (6,123)
 Common stock acquired                                 (2,352)         --          --              --           --        (2,352)
 Net intercompany financing activity                       --       7,280          27            (151)      (7,156)           --
 All other financing, net                                 493          --          --            (478)          --            15
                                                      --------------------------------------------------------------------------
  Net cash provided by/(used in) financing
   activities                                          (9,196)      7,082          20          (5,900)      (6,171)      (14,165)
                                                      --------------------------------------------------------------------------
Effects of exchange rate changes on cash                   --          --          --             (82)          --           (82)
                                                      --------------------------------------------------------------------------
Increase/(decrease) in cash and cash equivalents      $ 4,124     $    --       $  --        $  1,268      $    --      $  5,392
                                                      ==========================================================================

Condensed consolidated statement of cash flows for twelve months ended December 31, 1999
________________________________________________________________________________________

Cash provided by/(used in) operating activities       $ 5,056     $    78       $ 104        $ 12,916      $(3,141)     $ 15,013
                                                      --------------------------------------------------------------------------
Cash flows from investing activities
 Additions to property, plant and equipment            (1,968)         --          --          (8,881)          --       (10,849)
 Sales of long-term assets                                294          --          --             678           --           972
 Net intercompany investing                             2,982        (751)        (95)         (6,468)       4,332            --
 All other investing, net                                 (31)         --          --          (1,077)          --        (1,108)
                                                      --------------------------------------------------------------------------
  Net cash provided by/(used in) investing
   activities                                           1,277        (751)        (95)        (15,748)       4,332       (10,985)
                                                      --------------------------------------------------------------------------
Cash flows from financing activities
 Additions to short- and long-term debt                     2          --          --           2,322           --         2,324
 Reductions in short- and long-term debt                   (2)         --          (7)         (2,691)          --        (2,700)
 Additions/(reductions) in debt with less than
  90 day maturity                                        (117)         10          --           2,317           --         2,210
 Cash dividends                                        (5,872)     (2,000)         --          (1,141)       3,141        (5,872)
 Common stock acquired                                   (670)         --          --              --           --          (670)
 Net intercompany financing activity                       --       2,663          (2)          1,671       (4,332)           --
 All other financing, net                                 348          --          --            (419)          --           (71)
                                                      --------------------------------------------------------------------------
  Net cash provided by/(used in) financing
   activities                                          (6,311)        673          (9)          2,059       (1,191)       (4,779)
                                                      --------------------------------------------------------------------------
Effects of exchange rate changes on cash                   --          --          --              53           --            53
                                                      --------------------------------------------------------------------------
Increase/(decrease) in cash and cash equivalents      $    22     $    --       $  --        $   (720)     $    --      $   (698)
                                                      ==========================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed consolidating financial information related to guaranteed securities issued by subsidiaries

                                                   Exxon Mobil                SeaRiver                 Consolidating
                                                   Corporation    Exxon       Maritime                      and
                                                      Parent      Capital     Financial     All Other    Eliminating
                                                    Guarantor  Corporation Holdings, Inc. Subsidiaries   Adjustments  Consolidated
                                                   ______________________________________________________________________________
                                                                                (millions of dollars)

Condensed consolidated statement of cash flows for twelve months ended December 31, 1998
________________________________________________________________________________________

Cash provided by/(used in) operating activities    $ 13,969     $    (30)      $  99        $  16,577      $(14,179)    $ 16,436
                                                   -------------------------------------------------------------------------------
Cash flows from investing activities
  Additions to property, plant and equipment         (2,157)          --          --          (10,573)           --      (12,730)
  Sales of long-term assets                             181           --          --            1,703            --        1,884
  Net intercompany investing                         (6,492)       8,172         (95)           4,597        (6,182)          --
  All other investing, net                              (26)          --          --           (1,110)           --       (1,136)
                                                   -------------------------------------------------------------------------------
      Net cash provided by/(used in) investing
       activities                                    (8,494)       8,172         (95)          (5,383)       (6,182)     (11,982)
                                                   -------------------------------------------------------------------------------
Cash flows from financing activities
  Additions to short- and long-term debt                  5           --          --            2,309            --        2,314
  Reductions in short- and long-term debt                (2)          --          (7)          (2,471)           --       (2,480)
  Additions/(reductions) in debt with less than
   90 day maturity                                    1,069           44          --            1,271            --        2,384
  Cash dividends                                     (5,843)      (1,950)         --          (12,229)       14,179       (5,843)
  Common stock acquired                              (3,547)          --          --               --            --       (3,547)
  Net intercompany financing activity                    --       (6,236)          3               51         6,182           --
  All other financing, net                              507           --          --             (471)           --           36
                                                   -------------------------------------------------------------------------------
      Net cash provided by/(used in) financing
       activities                                    (7,811)      (8,142)         (4)         (11,540)       20,361       (7,136)
                                                   -------------------------------------------------------------------------------
Effects of exchange rate changes on cash                 --           --          --               23            --           23
                                                   -------------------------------------------------------------------------------
Increase/(decrease) in cash and cash equivalents   $ (2,336)    $     --       $  --        $    (323)     $     --     $ (2,659)
                                                   ===============================================================================

16. Incentive Program

The 1993 Incentive Program provides for grants of stock options, stock appreciation rights (SARs), restricted stock and other forms of award. Awards may be granted over a 10-year period to eligible employees of the corporation and those affiliates at least 50 percent owned. The number of shares of stock which may be awarded each year under the 1993 Incentive Program may not exceed seven tenths of one percent (0.7%), of the total number of shares of common stock of the corporation outstanding (excluding shares held by the corporation) on December 31 of the preceding year. If the total number of shares effectively granted in any year is less than the maximum number of shares allowable, the balance may be carried over thereafter. Outstanding awards are subject to certain forfeiture provisions contained in the program or award instrument.

  Options and SARs may be granted at prices not less than 100 percent of market value on the date of grant and have a maximum life of 10 years. Most of the options and SARs normally first become exercisable one year following the date of grant.

  On the closing of the merger on November 30, 1999, outstanding options and SARs granted by Mobil under its 1995 Incentive Compensation and Stock Ownership Plan and prior plans were assumed by ExxonMobil and converted into rights to acquire ExxonMobil common stock with adjustments to reflect the exchange ratio. No further awards may be granted under the former Mobil plans.

  Shares available for granting under the 1993 Incentive Program were 59,536 thousand at the beginning of 2000 and 42,303 thousand at the end of 2000. At December 31, 1999 and 2000, respectively, 1,077 thousand and 1,219 thousand shares of restricted common stock were outstanding.

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was implemented in January 1996. As permitted by the Standard, ExxonMobil retained its prior method of accounting for stock compensation. If the provisions of Statement No. 123 had been adopted, net income and earnings per share (on both a basic and diluted basis) would have been reduced by $296 million, or $0.08 per share in 2000; $149 million, or $0.04 per share in 1999 and $134 million, or $0.04 per share in 1998. For the ExxonMobil plan, the average fair value of each option granted during 2000, 1999, and 1998 was $20.36, $19.70 and $12.80, respectively. The fair value was estimated at the grant date using an option-pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 5.5 percent, 6.2 percent and 4.8 percent; expected life of 6 years for all years; volatility of 16 percent, 15 percent and 13 percent and a dividend yield of 2.0 percent, 2.1 percent and 2.3 percent. For the Mobil plans, the average fair value of each Mobil option granted during 1999 and 1998 was $17.02 and $13.05, respectively. The fair value was estimated at the grant date using an option-pricing model with the following weighted average assumptions for 1999 and 1998, respectively: risk-free interest rates of 5.2 percent and 5.7 percent; expected life of 5 years for both years; volatility of 20 percent and 18 percent and a dividend yield of 2.7 percent and 3.2 percent.

  Changes that occurred in options outstanding in 2000, 1999 and 1998 (including the former Mobil plans) are summarized below (shares in thousands):

                                                  2000                        1999                       1998
                                        ________________________________________________________________________________
                                                    Avg. Exercise               Avg. Exercise              Avg. Exercise
                                         Shares         Price         Shares        Price        Shares        Price
                                        ________________________________________________________________________________
Outstanding at beginning of year        121,116        $49.62        110,609       $42.03       112,341       $36.42
Granted                                  18,112         90.37         22,099        78.00        16,646        65.89
Exercised                               (14,357)        32.70        (11,250)       30.31       (17,907)       28.65
Expired/Canceled                           (531)        74.25           (342)       66.18          (471)       55.41
                                        -------                      -------                    -------
Outstanding at end of year              124,340         57.40        121,116        49.62       110,609        42.03

Exercisable at end of year               97,572         51.89         87,472        42.16        83,258        36.76

The following table summarizes information about stock options outstanding, including those from former Mobil plans, at December 31, 2000 (shares in thousands):

                        Options Outstanding                                         Options Exercisable
_____________________________________________________________________            __________________________
Exercise Price                     Avg. Remaining       Avg. Exercise                         Avg. Exercise
    Range            Shares       Contractual Life          Price                 Shares          Price
_____________________________________________________________________            __________________________
$23.27-33.07         30,800          3.2 years             $29.77                 30,800         $29.77
 38.12-55.42         33,329          6.2 years              45.80                 29,819          44.84
 58.36-90.44         60,211          8.7 years              77.96                 36,953          76.02
                     ------                                                       ------
Total               124,340          6.7 years              57.40                 97,572          51.89


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Litigation and Other Contingencies

A number of lawsuits, including class actions, were brought in various courts against Exxon Mobil Corporation and certain of its subsidiaries relating to the accidental release of crude oil from the tanker Exxon Valdez in 1989. Essentially all of these lawsuits have now been resolved or are subject to appeal.

  On September 24, 1996, the United States District Court for the District of Alaska entered a judgment in the amount of $5.058 billion in the Exxon Valdez civil trial that began in May 1994. The District Court awarded approximately $19.6 million in compensatory damages to fisher plaintiffs, $38 million in prejudgment interest on the compensatory damages and $5 billion in punitive damages to a class composed of all persons and entities who asserted claims for punitive damages from the corporation as a result of the Exxon Valdez grounding. The District Court also ordered that these awards shall bear interest from and after entry of the judgment. The District Court stayed execution on the judgment pending appeal based on a $6.75 billion letter of credit posted by the corporation. ExxonMobil has appealed the judgment. The United States Court of Appeals for the Ninth Circuit heard oral arguments on the appeal on May 3, 1999. The corporation continues to believe that the punitive damages in this case are unwarranted and that the judgment should be set aside or substantially reduced by the appellate courts.

  On January 29, 1997, a settlement agreement was concluded resolving all remaining matters between the corporation and various insurers arising from the Valdez accident. Under terms of this settlement, ExxonMobil received $480 million. Final income statement recognition of this settlement continues to be deferred in view of uncertainty regarding the ultimate cost to the corporation of the Valdez accident.

  The ultimate cost to ExxonMobil from the lawsuits arising from the Exxon Valdez grounding is not possible to predict and may not be resolved for a number of years.

  Under the October 8, 1991, civil agreement and consent decrees with the U.S. and Alaska governments, the corporation will make a final payment of $70 million in 2001. This payment, along with prior payments will be charged against the provision that was previously established to cover the costs of the settlement.

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

  By final award dated July 2, 1999, preceded by an interim award in 1996, an arbitral tribunal established the full amount of the compensation for the excess gas. This amount has now been paid and a petition to set the award aside has now been dismissed, rendering the award final in all respects. Other substantive matters remain outstanding, including recovery of royalties paid on such excess gas and the taxes payable on the final compensation amount. The net financial impact on the corporation is not possible to predict at this time. However, the ultimate outcome is not expected to have a materially adverse effect upon the corporation's operations or financial condition.

  On December 19, 2000, a jury in Montgomery County, Alabama, returned a verdict against the corporation in a contract dispute over royalties in the amount of $87.69 million in compensatory damages and $3.42 billion in punitive damages in the case of Exxon Corporation v. State of Alabama, et al. ExxonMobil will challenge the verdict and believes that the verdict is unwarranted and that the judgement should be set aside or substantially reduced. The ultimate outcome is not expected to have a materially adverse effect upon the corporation's operations or financial condition.

  The U.S. Tax Court has decided the issue with respect to the pricing of crude oil purchased from Saudi Arabia for the years 1979-1981 in favor of the corporation. This decision is subject to appeal. Certain other issues for the years 1979-1993 remain pending before the Tax Court. The ultimate resolution of these issues is not expected to have a materially adverse effect upon the corporation's operations or financial condition.

  Claims for substantial amounts have been made against ExxonMobil and certain of its consolidated subsidiaries in other pending lawsuits, the outcome of which is not expected to have a materially adverse effect upon the corporation's operations or financial condition.

  The corporation and certain of its consolidated subsidiaries were contingently liable at December 31, 2000, for $2,184 million, primarily relating to guarantees for notes, loans and performance under contracts. This includes $770 million representing guarantees of non-U.S. excise taxes and customs duties of other companies, entered into as a normal business practice, under reciprocal arrangements. Not included in this figure are guarantees by consolidated affiliates of $1,715 million, representing ExxonMobil's share of obligations of certain equity companies.

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

18. Annuity Benefits and Other Postretirement Benefits

                                                                 Annuity Benefits
                                             _________________________________________________________      Other Postretirement
                                                         U.S.                        Non-U.S.                    Benefits
                                             ____________________________________________________________________________________
                                               2000      1999      1998      2000      1999      1998     2000     1999      1998
                                             ____________________________________________________________________________________
                                                                              (millions of dollars)
Components of net  benefit cost
  Service cost                               $  214     $ 249     $ 229     $ 245     $ 312     $ 297     $ 24     $ 36     $  34
  Interest cost                                 592       555       549       603       608       625      201      190       191
  Expected return on plan assets               (726)     (601)     (622)     (641)     (599)     (564)     (51)     (48)      (41)
  Amortization of actuarial loss/(gain)
   and prior service cost                      (168)      (36)      (24)       55       167       111       --       14        12
  Net pension enhancement and
   curtailment/settlement expense              (175)        1         1        77        50        (1)      (5)      --        --
                                             ------------------------------------------------------------------------------------
  Net benefit cost                           $ (263)    $ 168     $ 133     $ 339     $ 538     $ 468     $169     $192     $ 196
                                             ====================================================================================

  Costs for defined contribution plans were $67 million, $69 million and $121 million in 2000, 1999 and 1998, respectively.

                                                                                     Annuity Benefits                    Other
                                                                           _____________________________________    Postretirement
                                                                                  U.S.              Non-U.S.            Benefits
                                                                           ________________   __________________   ________________
                                                                             2000     1999      2000       1999      2000     1999
                                                                           ________________________________________________________
                                                                                                (millions of dollars)
Change in benefit obligation
  Benefit obligation at January 1                                          $ 8,032  $ 8,708    $11,628  $  12,572  $ 2,620  $ 2,932
  Service cost                                                                 214      249        245        312       24       36
  Interest cost                                                                592      555        603        608      201      190
  Actuarial loss/(gain)                                                        179     (746)       429       (948)     144     (333)
  Benefits paid                                                             (1,534)    (859)      (815)      (814)    (233)    (259)
  Foreign exchange rate changes                                                 --       --       (811)      (171)      (8)      14
  Other                                                                        168      125       (216)        69      194       40
                                                                           --------------------------------------------------------
Benefit obligation at December 31                                          $ 7,651  $ 8,032  $  11,063  $  11,628  $ 2,942  $ 2,620
                                                                           ========================================================
Change in plan assets
  Fair value at January 1                                                  $ 7,965  $ 6,604  $   8,689  $   7,577  $   568  $   512
  Actual return on plan assets                                                 208    2,083        (12)     1,467      (30)     104
  Foreign exchange rate changes                                                 --       --       (612)        14       --       --
  Payments directly to participants                                            156      138        311        305      166      172
  Company contribution                                                          --       --        232        167       38       42
  Benefits paid                                                             (1,534)    (859)      (815)      (814)    (233)    (259)
  Other                                                                         --       (1)       (13)       (27)     (63)     (3)
                                                                           --------------------------------------------------------
Fair value at December 31                                                  $ 6,795  $ 7,965  $   7,780  $   8,689  $   446  $   568
                                                                           ========================================================
Assets in excess of/(less than) benefit obligation
  Balance at December 31                                                   $  (856) $   (67) $  (3,283) $  (2,939) $(2,496) $(2,052)
  Unrecognized net transition liability/(asset)                                (31)    (102)        49         42       --       --
  Unrecognized net actuarial loss/(gain)                                      (788)  (1,960)       507       (368)      35     (217)
  Unrecognized prior service cost                                              281      338        297        310      180        5
  Intangible asset                                                             (12)     (33)       (82)       (81)      --       --
  Equity of minority shareholders                                               --       --        (36)       (23)      --       --
  Minimum pension liability adjustment                                        (163)    (103)      (422)      (444)      --       --
                                                                           --------------------------------------------------------
  Prepaid/(accrued) benefit cost                                           $(1,569) $(1,927) $  (2,970) $  (3,503) $(2,281) $(2,264)
                                                                           ========================================================

Annuity assets and reserves in excess of accumulated benefit obligation    $ 1,422  $ 2,833  $     710  $   1,760       --       --

Assumptions as of December 31 (percent)
                                                                           --------------------------------------------------------
  Discount rate                                                                7.5     7.75    3.0-7.0    3.0-7.3      7.5     7.75
  Long-term rate of compensation increase                                      3.5      3.5    3.0-5.0    3.0-4.0      3.5      3.5
  Long-term rate of return on funded assets                                    9.5      9.5   6.5-10.0   5.5-10.0      9.5      9.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The data shown on the previous page are reported as required by current accounting standards which specify use of a discount rate at which postretirement liabilities could be effectively settled. The discount rate stipulated for use in calculating year-end postretirement liabilities is based on the year-end rate of interest on high quality bonds. For determining the funding requirements of U.S. annuity plans in accordance with applicable federal government regulations, ExxonMobil uses the expected long-term rate of return of the annuity fund's actual portfolio as the discount rate. This rate has historically been higher than bonds as the majority of pension assets are invested in equities. In fact, the actual rate earned over the past decade has been 15 percent. On this basis, all funded U.S. plans meet the full funding requirements of the Department of Labor and the Internal Revenue Service as detailed in the table below. Certain smaller U.S. plans and a number of non-U.S. plans are not funded because of local tax conventions and regulatory practices which do not encourage funding of these plans. Book reserves have been established for these plans to provide for future benefit payments.

Status of U.S. annuity plans subject to federal government funding requirements                2000      1999
________________________________________________________________________________________________________________
                                                                                           (millions of dollars)
Funded assets at market value less total projected benefit obligation                         $ (856) $   (67)
Differences between accounting and funding basis:
  Certain smaller plans unfunded due to lack of tax and regulatory incentives                    884      874
  Use of long-term rate of return on fund assets as the discount rate                            981    1,061
  Use of government required assumptions and other actuarial adjustments                         364   (1,086)
                                                                                              ---------------
Funded assets in excess of obligations under government regulations                           $1,373  $   782
                                                                                              ---------------

19. Income, Excise and Other Taxes

                                                 2000                     1999                     1998
________________________________________________________________________________________________________________
                                        United     Non-           United   Non-            United   Non-
                                        States     U.S.    Total  States   U.S.    Total   States   U.S.   Total
                                        ________________________________________________________________________
                                                                (millions of dollars)
Income taxes
 Federal or non-U.S.
  Current                               $ 2,635 $ 7,972  $10,607 $  369 $ 3,973  $ 4,342  $  801 $ 2,753 $ 3,554
  Deferred -- net                           433    (322)     111    214  (1,489)  (1,275)    196       5     201
 U.S. tax on non-U.S. operations             64      --       64     25      --       25      43      --      43
                                        ------------------------------------------------------------------------
                                        $ 3,132 $ 7,650  $10,782 $  608 $ 2,484  $ 3,092  $1,040 $ 2,758 $ 3,798
 State                                      309      --      309    148      --      148     141      --     141
                                        ------------------------------------------------------------------------
    Total income taxes                  $ 3,441 $ 7,650  $11,091 $  756 $ 2,484  $ 3,240  $1,181 $ 2,758 $ 3,939
Excise taxes                              6,997  15,359   22,356  7,795  13,851   21,646   7,459  13,467  20,926
All other taxes and duties                1,253  33,685   34,938  1,021  35,616   36,637     967  34,084  35,051
                                        ------------------------------------------------------------------------
    Total                               $11,691 $56,694  $68,385 $9,572 $51,951  $61,523  $9,607 $50,309 $59,916
                                        ========================================================================

All other taxes and duties include taxes reported in operating and selling, general and administrative expenses. The above provisions for deferred income taxes include net credits for the effect of changes in tax laws and rates of $84 million in 2000, $205 million in 1999 and $153 million in 1998. Income taxes (charged)/credited directly to shareholders' equity were:

                                                                      2000       1999      1998
_______________________________________________________________________________________________
                                                                        (millions of dollars)
Cumulative foreign exchange translation adjustment                    $221       $ (84)    $(21)
Minimum pension liability adjustment                                    27        (127)     375
Unrealized gains and losses on stock investments                        57         (45)      --
Other components of shareholders' equity                               111          50       88

  The reconciliation between income tax expense and a theoretical U.S. tax computed by applying a rate of 35 percent for 2000, 1999 and 1998, is as follows:

                                                                        2000     1999     1998
_______________________________________________________________________________________________
                                                                        (millions of dollars)
Earnings before Federal and non-U.S. income taxes
  United States                                                        $ 9,016  $ 3,187  $ 3,451
  Non-U.S.                                                              17,756    7,815    8,491
                                                                       -------------------------
    Total                                                              $26,772  $11,002  $11,942
                                                                       -------------------------
Theoretical tax                                                        $ 9,370  $ 3,851  $ 4,180
Effect of equity method accounting                                        (852)    (576)    (529)
Non-U.S. taxes in excess of theoretical U.S. tax                         1,986      201      256
U.S. tax on non-U.S. operations                                             64       25       43
Other U.S.                                                                 214     (409)    (152)
                                                                       -------------------------
Federal and non-U.S. income tax expense                                $10,782  $ 3,092  $ 3,798
                                                                       =========================
    Total effective tax rate                                              42.4%    31.8%    35.2%

  The effective income tax rate includes state income taxes and the corporation's share of income taxes of equity companies. Equity company taxes totaled $658 million in 2000, $449 million in 1999 and $492 million in 1998, primarily all outside the U.S.

  Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

  Deferred tax liabilities/(assets) are comprised of the following at December
31:

   Tax effects of temporary differences for:                  2000     1999
   ___________________________________________________________________________
                                                          (millions of dollars)
   Depreciation                                               $13,358  $14,118
   Intangible development costs                                 3,282    3,371
   Capitalized interest                                         1,891    1,500
   Other liabilities                                            2,935    2,028
                                                              ----------------
     Total deferred tax liabilities                           $21,466  $21,017
                                                              ----------------
   Pension and other postretirement benefits                  $(1,923) $(2,070)
   Tax loss carryforwards                                      (1,763)  (1,701)
   Other assets                                                (3,465)  (2,195)
                                                              ----------------
     Total deferred tax assets                                $(7,151) $(5,966)
                                                              ----------------
   Asset valuation allowances                                     380      651
                                                              ----------------
     Net deferred tax liabilities                             $14,695  $15,702
                                                              ================

  The corporation had $14 billion of indefinitely reinvested, undistributed earnings from subsidiary companies outside the U.S. Unrecognized deferred taxes on remittance of these funds are not expected to be material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Disclosures about Segments and Related Information

The functional segmentation of operations reflected below is consistent with ExxonMobil's internal reporting. Earnings are before the cumulative effect of accounting changes and include special items. Transfers are at estimated market prices. The interest revenue amount relates to interest earned on cash deposits and marketable securities. Interest expense includes non-debt related interest expense of $142 million, $123 million and $81 million in 2000, 1999 and 1998, respectively. All Other includes smaller operating segments, corporate and financing activities, merger expenses, and extraordinary gains from required asset divestitures of $1,730 million.

                                                                Upstream        Downstream       Chemicals
                                                            ________________ _________________ _______________
                                                                                                                   All    Corporate
                                                              U.S.  Non-U.S.  U.S.   Non-U.S.   U.S.  Non-U.S.    Other     Total
                                                            ________________________________________________________________________
                                                                                     (millions of dollars)
As of December 31, 2000
Earnings after income tax                                   $ 4,545  $ 7,824  $ 1,561  $  1,857   $  644  $   517  $   772  $ 17,720
Earnings of equity companies included above                     753    1,400       71        74       35      139      (38)    2,434
Sales and other operating revenue                             5,669   15,774   56,080   132,483    8,198    9,303      932   228,439
Intersegment revenue                                          6,557   15,654    8,631    11,684    2,905    2,398      181        --
Depreciation and depletion expense                            1,417    3,469      594     1,489      397      281      483     8,130
Interest revenue                                                 --       --       --        --       --       --      258       258
Interest expense                                                 --       --       --        --       --       --      589       589
Income taxes                                                  2,489    7,137      889       850      344      210     (828)   11,091
Additions to property, plant and equipment                    1,513    3,501      966       926      288      458      794     8,446
Investments in equity companies                               1,261    1,971      264     1,456      492    1,395       25     6,864
Total assets                                                 18,825   39,626   13,516    42,422    8,047   10,234   16,330   149,000
                                                            ========================================================================
As of December 31, 1999
Earnings after income tax                                   $ 1,842  $ 4,044  $   577  $    650   $  738  $   616  $  (557) $  7,910
Earnings of equity companies included above                     299      881        8       148       49       83      178     1,646
Sales and other operating revenue                             3,104   11,353   43,376   109,969    6,554    7,223      950   182,529
Intersegment revenue                                          3,925    9,093    2,867     5,387    1,624    1,317      796        --
Depreciation and depletion expense                            1,330    3,497      697     1,670      402      274      434     8,304
Interest revenue                                                 --       --       --        --       --       --      153       153
Interest expense                                                 --       --       --        --       --       --      695       695
Income taxes                                                  1,008    2,703      343       (22)     338       63   (1,193)    3,240
Additions to property, plant and equipment                    1,440    5,025      830     1,201      600    1,093      660    10,849
Investments in equity companies                               1,171    2,647      280     3,304      429    1,537       38     9,406
Total assets                                                 18,211   40,906   13,699    43,718    7,605    9,831   10,551   144,521
                                                            ========================================================================
As of December 31, 1998
Earnings after income tax                                   $   850  $ 2,502  $ 1,199  $  2,275   $  792  $   602  $   (76) $  8,144
Earnings of equity companies included above                      92      955       69       126        7       67      194     1,510
Sales and other operating revenue                             3,017   10,493   36,642   100,957    5,940    7,649      929   165,627
Intersegment revenue                                          2,957    6,313    2,124     4,828    2,101    1,250      798        --
Depreciation and depletion expense                            1,682    3,330      706     1,516      402      338      381     8,355
Interest revenue                                                 --       --       --        --       --       --      185       185
Interest expense                                                 --       --       --        --       --       --      568       568
Income taxes                                                    476    1,490      666     1,204      329      132     (358)    3,939
Additions to property, plant and equipment                    1,836    5,646    1,035     1,718      622    1,121      752    12,730
Investments in equity companies                               1,161    2,523      313     3,345      365    1,058       61     8,826
Total assets                                                 18,130   39,094   12,585    42,790    7,224    8,898   10,614   139,335
                                                            ========================================================================

Geographic
Sales and other operating revenue       2000     1999     1998     Long-lived assets                       2000     1999     1998
________________________________________________________________   ________________________________________________________________
                                        (millions of dollars)                                              (millions of dollars)
United States                         $ 70,036 $ 53,214 $ 45,783   United States                         $ 33,087 $ 33,913 $ 33,597
Non-U.S.                               158,403  129,315  119,844   Non-U.S.                                56,742   60,130   58,986
                                      --------------------------                                         --------------------------
Total                                 $228,439 $182,529 $165,627   Total                                 $ 89,829 $ 94,043 $ 92,583

Significant non-U.S. revenue sources include:                      Significant non-U.S. long-lived assets include:

  Japan                               $ 24,520 $ 19,727 $ 22,982     United Kingdom                      $  9,024 $ 10,293 $ 11,112
  United Kingdom                        19,904   16,305   16,012     Canada                                 7,922    8,404    7,526
  Canada                                16,059   11,576    9,995     Japan                                  5,532    6,545    6,055

  SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES

                                                              Consolidated Subsidiaries
                                           _________________________________________________________________      Non-
                                            United                        Asia-                               Consolidated   Total
Results of Operations                       States    Canada   Europe    Pacific   Africa     Other    Total    Interests  Worldwide
___________________________________________________________________________________________________________________________________
                                                                           (millions of dollars)
2000 - Revenue
         Sales to third parties            $ 4,060   $2,423   $ 4,387   $ 2,167   $    20   $   366  $13,423    $ 3,055     $16,478
         Transfers                           5,420      771     5,491     2,130     3,212       324   17,348      1,532      18,880
                                           ----------------------------------------------------------------------------------------
                                           $ 9,480   $3,194   $ 9,878   $ 4,297   $ 3,232   $   690  $30,771    $ 4,587     $35,358
       Production costs excluding taxes      1,231      595     1,627       543       400       181    4,577        621       5,198
       Exploration expenses                    145       81       135       164       196       211      932         22         954
       Depreciation and depletion            1,373      586     1,906       556       340       141    4,902        399       5,301
       Taxes other than income                 637       33       358       506       446         4    1,984        997       2,981
       Related income tax                    2,419      736     3,274     1,005     1,093        97    8,624        975       9,599
                                           ----------------------------------------------------------------------------------------
       Results of producing activities     $ 3,675   $1,163   $ 2,578   $ 1,523   $   757   $    56  $ 9,752    $ 1,573     $11,325
       Other earnings*                         117      (36)      521       144        31       (31)     746        298       1,044
                                           ----------------------------------------------------------------------------------------
               Total earnings              $ 3,792   $1,127   $ 3,099   $ 1,667   $   788   $    25  $10,498    $ 1,871     $12,369
                                           ========================================================================================
1999 - Revenue
         Sales to third parties            $ 2,419   $  925   $ 3,287   $ 2,160   $    13   $   178  $ 8,982    $ 2,123     $11,105
         Transfers                           3,237      848     2,965     1,250     1,986       204   10,490        867      11,357
                                           ----------------------------------------------------------------------------------------
                                           $ 5,656   $1,773   $ 6,252   $ 3,410   $ 1,999   $   382  $19,472    $ 2,990     $22,462
       Production costs excluding taxes      1,347      504     1,499       566       394       157    4,467        617       5,084
       Exploration expenses                    232       93       280       144       236       261    1,246         29       1,275
       Depreciation and depletion            1,260      486     1,932       678       318       173    4,847        443       5,290
       Taxes other than income                 425       31       246       288       309         2    1,301        591       1,892
       Related income tax                      893      252       929       521       534        (5)   3,124        546       3,670
                                           ----------------------------------------------------------------------------------------
       Results of producing activities     $ 1,499   $  407   $ 1,366   $ 1,213   $   208   $  (206) $ 4,487    $   764     $ 5,251
       Other earnings*                          42       32       391         6        17       (36)     452        183         635
                                           ----------------------------------------------------------------------------------------
               Total earnings              $ 1,541   $  439   $ 1,757   $ 1,219   $   225   $  (242) $ 4,939    $   947     $ 5,886
                                           ========================================================================================
1998 - Revenue
         Sales to third parties            $ 2,297   $  603   $ 3,427   $ 1,893   $    (8)  $    40  $ 8,252    $ 2,385     $10,637
         Transfers                           2,343      526     1,956       928     1,362       182    7,297        537       7,834
                                           ----------------------------------------------------------------------------------------
                                           $ 4,640   $1,129   $ 5,383   $ 2,821   $ 1,354   $   222  $15,549    $ 2,922     $18,471
       Production costs excluding taxes      1,505      501     1,731       514       284       241    4,776        542       5,318
       Exploration expenses                    317       74       299       210       248       352    1,500         69       1,569
       Depreciation and depletion            1,649      423     1,726       813       254       197    5,062        388       5,450
       Taxes other than income                 343       40       195       164       225         6      973        595       1,568
       Related income tax                      313      (49)      499       509       196        30    1,498        513       2,011
                                           ----------------------------------------------------------------------------------------
       Results of producing activities     $   513   $  140   $   933   $   611   $   147   $  (604) $ 1,740    $   815     $ 2,555
       Other earnings*                         269       51       556         5       (19)       17      879        (82)        797
                                           ----------------------------------------------------------------------------------------
               Total earnings              $   782   $  191   $ 1,489   $   616   $   128   $  (587) $ 2,619    $   733     $ 3,352
                                           ========================================================================================


Average sales prices and production costs per unit of production
___________________________________________________________________________________________________________________________________
During 2000
 Average sales prices
   Crude oil and NGL, per barrel           $ 23.94   $ 21.60  $ 26.96   $ 28.74   $ 28.17   $ 24.57  $ 25.77    $ 24.17     $ 25.59
   Natural gas, per thousand cubic feet       3.85      3.58     2.69      2.59        --      1.29     3.12       3.11        3.12
 Average production costs, per barrel**       3.08      4.04     3.72      2.72      3.39      5.50     3.43       2.90        3.35
During 1999
 Average sales prices
   Crude oil and NGL, per barrel           $ 14.96   $ 14.47  $ 16.59   $ 17.96   $ 16.81   $ 18.57  $ 16.16    $ 14.52     $ 15.97
   Natural gas, per thousand cubic feet       2.21      1.61     2.25      1.88        --      1.21     2.08       2.47        2.15
 Average production costs, per barrel**       3.42      3.69     3.64      2.40      3.31      6.20     3.38       3.02        3.33
During 1998
 Average sales prices
   Crude oil and NGL, per barrel           $  9.87   $  8.29  $ 12.59   $ 13.10   $ 12.42   $ 10.90  $ 11.29    $ 10.72     $ 11.23
   Natural gas, per thousand cubic feet       2.01      1.27     2.62      1.50        --      1.24     1.99       3.03        2.16
 Average production costs, per barrel**       3.55      3.60     4.48      1.97      2.61     10.67     3.56       2.73        3.45

 * Includes earnings from transportation operations, tar sands operations, LNG operations, technical services agreements, other non-operating activities and adjustments for minority interests.
** Production costs exclude depreciation and depletion and all taxes. Natural gas included by conversion to crude oil equivalent.

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES

Oil and Gas Exploration and Production Costs

The amounts shown for net capitalized costs of consolidated subsidiaries are $4,852 million less at year-end 2000 and $4,593 million less at year-end 1999 than the amounts reported as investments in property, plant and equipment for the upstream in note 10. This is due to the exclusion from capitalized costs of certain transportation and research assets and assets relating to the tar sands and LNG operations, and to the inclusion of accumulated provisions for site restoration costs, all as required in Statement of Financial Accounting Standards No. 19.

  The amounts reported as costs incurred include both capitalized costs and costs charged to expense during the year. Total worldwide costs incurred in 2000 were $6,063 million, down $1,696 million from 1999, due primarily to lower development costs. 1999 costs were $7,759 million, down $1,616 million from 1998, due primarily to lower development costs.

                                                                 Consolidated Subsidiaries
                                                   ______________________________________________________     Non-
                                                   United                   Asia-                         Consolidated   Total
Capitalized costs                                  States  Canada  Europe  Pacific Africa Other   Total    Interests   Worldwide
________________________________________________________________________________________________________________________________
                                                                               (millions of dollars)
As of December 31, 2000
  Property (acreage) costs -- Proved               $ 4,686 $ 2,784 $   161 $   729 $   54 $1,187 $  9,601 $      11 $     9,612
                           -- Unproved                 700     236      50   1,044    641    314    2,985         3       2,988
                                                   ----------------------------------------------------------------------------
    Total property costs                           $ 5,386 $ 3,020 $   211 $ 1,773 $  695 $1,501 $ 12,586 $      14 $    12,600
  Producing assets                                  31,843   5,958  27,794  11,359  3,920  1,592   82,466     5,528      87,994
  Support facilities                                   860     105     447     950     41    119    2,522       260       2,782
  Incomplete construction                              877     682   1,050     678  1,001    497    4,785       430       5,215
                                                   ----------------------------------------------------------------------------
    Total capitalized costs                        $38,966 $ 9,765 $29,502 $14,760 $5,657 $3,709 $102,359 $   6,232 $   108,591
  Accumulated depreciation and depletion            25,129   4,607  18,666   9,486  1,946  1,646   61,480     2,858      64,338
                                                   ----------------------------------------------------------------------------
  Net capitalized costs                            $13,837 $ 5,158 $10,836 $ 5,274 $3,711 $2,063 $ 40,879 $   3,374 $    44,253
                                                   ============================================================================

As of December 31, 1999
  Property (acreage) costs -- Proved               $ 4,606 $ 2,952 $   207 $   931 $  105 $1,246 $ 10,047 $      14 $    10,061
                           -- Unproved                 664     214      59     926    662    254    2,779         3       2,782
                                                   ----------------------------------------------------------------------------
    Total property costs                           $ 5,270 $ 3,166 $   266 $ 1,857 $  767 $1,500 $ 12,826 $      17 $    12,843
  Producing assets                                  30,708   4,499  28,669  11,526  3,161  1,281   79,844     5,294      85,138
  Support facilities                                   795     115     580   1,007    767    399    3,663       145       3,808
  Incomplete construction                            1,093   2,226   1,828     651    582    182    6,562       695       7,257
                                                   ----------------------------------------------------------------------------
    Total capitalized costs                        $37,866 $10,006 $31,343 $15,041 $5,277 $3,362 $102,895 $   6,151 $   109,046
  Accumulated depreciation and depletion            23,953   4,401  18,680   9,248  1,575  1,531   59,388     2,872      62,260
                                                   ----------------------------------------------------------------------------
  Net capitalized costs                            $13,913 $ 5,605 $12,663 $ 5,793 $3,702 $1,831 $ 43,507 $   3,279 $    46,786
                                                   ============================================================================

Costs incurred in property acquisitions, exploration and development activities
_______________________________________________________________________________________________________________________________
During 2000
  Property acquisition costs -- Proved             $     1 $     1 $    -- $     1 $  --  $   -- $      3 $      -- $         3
                             -- Unproved                72      15       4      96     2      49      238        --         238
  Exploration costs                                    219     145     187     145   272     297    1,265        23       1,288
  Development costs                                  1,236     525   1,262     502   402     224    4,151       383       4,534
                                                   ----------------------------------------------------------------------------
    Total                                          $ 1,528 $   686 $ 1,453 $  744  $ 676  $  570 $  5,657 $     406 $     6,063
                                                   ============================================================================
During 1999
  Property acquisition costs -- Proved             $   --  $    -- $     1 $   18  $  -- $    -- $     19 $      -- $        19
                             -- Unproved                8        5       8     --    459      70      550        --         550
  Exploration costs                                   263      106     248    152    304     267    1,340        38       1,378
  Development costs                                 1,263      787   1,822    576    547     408    5,403       409       5,812
                                                   ----------------------------------------------------------------------------
    Total                                          $1,534  $   898 $ 2,079 $  746 $1,310 $   745 $  7,312 $     447 $     7,759
                                                   ============================================================================
During 1998
  Property acquisition costs -- Proved             $   21  $     2 $   -- $    1 $    -- $    -- $    24  $      -- $        24
                             -- Unproved              100        9     13      4      87      78     291         --         291
  Exploration costs                                   409       79    392    258     329     380   1,847        127       1,974
  Development costs                                 1,469      731  2,596    757     584     286   6,423        663       7,086
                                                   ----------------------------------------------------------------------------
    Total                                          $1,999  $   821 $3,001 $1,020 $ 1,000 $   744 $ 8,585  $     790 $     9,375
                                                   ============================================================================

Oil and Gas Reserves

The following information describes changes during the years and balances of proved oil and gas reserves at year-end 1998, 1999 and 2000.

  The definitions used are in accordance with applicable Securities and Exchange Commission regulations.

  Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. In some cases, substantial new investments in additional wells and related facilities will be required to recover these proved reserves.

  Proved reserves include 100 percent of each majority owned affiliate's participation in proved reserves and ExxonMobil's ownership percentage of the proved reserves of equity companies, but exclude royalties and quantities due others. Gas reserves exclude the gaseous equivalent of liquids expected to be removed from the gas on leases, at field facilities and at gas processing plants. These liquids are included in net proved reserves of crude oil and natural gas liquids.


                                                           Consolidated Subsidiaries
                                                _____________________________________________________
                                                                                                           Non-
                                                United                   Asia-                         Consolidated   Total
Crude Oil and Natural Gas Liquids               States  Canada  Europe  Pacific  Africa  Other  Total   Interests   Worldwide
_____________________________________________________________________________________________________________________________
                                                                        (millions of barrels)
Net proved developed and undeveloped reserves
  January 1, 1998                               2,916   1,228   1,875      838   1,341    241   8,439     1,840      10,279
    Revisions                                      73     (23)     13       41     230     11     345       117         462
    Purchases                                      --      --      --       --      --     --      --        --          --
    Sales                                          (5)     (5)     --       --      --     --     (10)       (3)        (13)
    Improved recovery                              17       9      21       --       1     --      48        85         133
    Extensions and discoveries                     37      43      27       24     358    474     963        23         986
    Production                                   (234)    (98)   (228)    (117)   (109)   (16)   (802)      (92)       (894)
                                                ----------------------------------------------------------------------------
  December 31, 1998                             2,804   1,154   1,708      786   1,821    710   8,983     1,970      10,953

    Revisions                                      96      19      96       23     128      6     368        25         393
    Purchases                                      --      --      --       --      --     --      --        --          --
    Sales                                          (3)     --      --       --      --     --      (3)       (9)        (12)
    Improved recovery                               7       1      15       --       3     --      26        72          98
    Extensions and discoveries                     58     277     174       18     191      2     720        --         720
    Production                                   (213)    (96)   (232)    (112)   (119)   (18)   (790)     (102)       (892)
                                                ----------------------------------------------------------------------------
  December 31, 1999                             2,749   1,355   1,761      715   2,024    700   9,304     1,956      11,260
    Revisions                                     410       9      25       29      50     24     547        33         580
    Purchases                                      --      --      --       --      --     --      --        --          --
    Sales                                          (1)     (5)     --       --      --     --      (6)       --          (6)
    Improved recovery                              40      34      20       --       3     --      97        26         123
    Extensions and discoveries                      8      33       5       39     425      4     514         3         517
    Production                                   (220)    (96)   (253)     (93)   (118)   (26)   (806)     (107)       (913)
                                                ----------------------------------------------------------------------------
  December 31, 2000                             2,986   1,330   1,558      690   2,384    702   9,650     1,911      11,561

  Developed reserves, included above
    At December 31, 1998                        2,470     594     884      673   1,032     57  5,710     1,383       7,093
    At December 31, 1999                        2,383     608   1,086      615   1,048    186  5,926     1,333       7,259
    At December 31, 2000                        2,661     630     978      504     989    245  6,007     1,331       7,338

 SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES

  Net proved developed reserves are those volumes which are expected to be recovered through existing wells with existing equipment and operating methods. Undeveloped reserves are those volumes which are expected to be recovered as a result of future investments to drill new wells, to recomplete existing wells and/or to install facilities to collect and deliver the production from existing and future wells.

  Reserves attributable to certain oil and gas discoveries were not considered proved as of year-end 2000 due to geological, technological or economic uncertainties and therefore are not included in the tabulation.

  Crude oil and natural gas liquids and natural gas production quantities shown are the net volumes withdrawn from ExxonMobil's oil and gas reserves. The natural gas quantities differ from the quantities of gas delivered for sale by the producing function as reported on page 57 due to volumes consumed or flared and inventory changes. Such quantities amounted to approximately 242 billion cubic feet in 1998, 391 billion cubic feet in 1999 and 392 billion cubic feet in 2000.

                                                      Consolidated Subsidiaries
                                        ____________________________________________________      Non-
                                         United                   Asia-                        Consolidated   Total
Natural Gas                              States  Canada  Europe  Pacific  Africa Other Total    Interests   Worldwide
_____________________________________________________________________________________________________________________
                                                  (billions of cubic feet)
Net proved developed and undeveloped reserves
 January 1, 1998                         13,481  3,352   11,747  10,311      2    504  39,397     19,688     59,085
  Revisions                                 643    (87)     456     245     --     99   1,356        184      1,540
  Purchases                                  --     10       --      --     --     --      10         --         10
  Sales                                     (52)   (47)     (10)     (4)    --     --    (113)       (34)      (147)
  Improved recovery                           3     57       20      --     --     --      80         34        114
  Extensions and discoveries                195    503      191     362    111     60   1,422         99      1,521
  Production                             (1,213)  (299)  (1,003)   (916)    --    (48) (3,479)      (638)    (4,117)
                                         --------------------------------------------------------------------------
 December 31, 1998                       13,057  3,489   11,401   9,998    113    615  38,673     19,333     58,006
  Revisions                                 781     31      680     131     --     42   1,665        142      1,807
  Purchases                                  --     --       --      --     --     --      --         --         --
  Sales                                     (18)    (1)      --      --     --     --     (19)        --        (19)
  Improved recovery                           2     14      105      --     --     --     121        161        282
  Extensions and discoveries                305    207      192      44     58      6     812         61        873
  Production                             (1,126)  (353)  (1,150)   (815)    --    (55) (3,499)      (654)    (4,153)
                                         --------------------------------------------------------------------------
 December 31, 1999                       13,001  3,387   11,228   9,358    171    608  37,753     19,043     56,796
  Revisions                                 987     69      970    (113)   147     62   2,122         85      2,207
  Purchases                                  --     10       --      --     --     --      10         --         10
  Sales                                      (3)    (5)      --      --     --     --      (8)        --         (8)
  Improved recovery                          22     24       46      --     --     24     116         50        166
  Extensions and discoveries                195    430       96      11     70     26     828         45        873
  Production                             (1,157)  (399)  (1,170)   (710)   (13)   (53) (3,502)      (676)    (4,178)
                                         --------------------------------------------------------------------------
 December 31, 2000                       13,045  3,516   11,170   8,546    375    667  37,319     18,547     55,866

 Developed reserves, included above
  At December 31, 1998                   10,690  2,254    7,939   6,871      2    389  28,145      7,967     36,112
  At December 31, 1999                   10,820  2,475    7,764   6,471      2    426  27,958      8,643     36,601
  At December 31, 2000                   10,956  2,850    8,222   6,300    125    477  28,930      9,087     38,017
====================================================================================================================

INFORMATION ON CANADIAN TAR SANDS PROVEN RESERVES NOT INCLUDED ABOVE

In addition to conventional liquids and natural gas proved reserves, ExxonMobil has significant interests in proven tar sands reserves in Canada associated with the Syncrude project. For internal management purposes, ExxonMobil views these reserves and their development as an integral part of total Upstream operations. However, U.S. Securities and Exchange Commission regulations define these reserves as mining related and not a part of conventional oil and gas reserves.

  The tar sands reserves are not considered in the standardized measure of discounted future cash flows for conventional oil and gas reserves, which is found on page 55.

Tar Sands Reserves           Canada
___________________________________________
                      (millions of barrels)
At December 31, 1998           597
At December 31, 1999           577
At December 31, 2000           610

Standardized Measure of Discounted Future Cash Flows

As required by the Financial Accounting Standards Board, the standardized measure of discounted future net cash flows is computed by applying year-end prices, costs and legislated tax rates and a discount factor of 10 percent to net proved reserves. The corporation believes the standardized measure is not meaningful and may be misleading.


                                                                Consolidated Subsidiaries
                                              ________________________________________________________     Non-
                                               United                   Asia-                           Consolidated   Total
                                               States  Canada  Europe  Pacific Africa   Other   Total    Interests   Worldwide
_______________________________________________________________________________________________________________________________
                                                      (millions of dollars)
As of December 31, 1998
 Future cash inflows from sales of oil and gas  $45,618 $13,255 $42,408 $21,640 $16,889 $ 6,539 $146,349   $62,642    $208,991
 Future production costs                         18,946   4,567  14,926   8,679   6,298   2,530   55,946    28,343      84,289
 Future development costs                         4,066   2,012   5,668   3,490   4,141     975   20,352     3,393      23,745
 Future income tax expenses                       7,359   2,411   8,290   2,725   2,585     667   24,037    11,734      35,771
                                               -------------------------------------------------------------------------------
 Future net cash flows                          $15,247 $ 4,265 $13,524 $ 6,746 $ 3,865 $ 2,367 $ 46,014   $19,172    $ 65,186
 Effect of discounting net cash flows at 10%      7,395   2,011   4,951   3,060   2,058   1,541   21,016    12,207      33,223
                                               -------------------------------------------------------------------------------
 Discounted future net cash flows               $ 7,852 $ 2,254 $ 8,573 $ 3,686 $ 1,807 $   826 $ 24,998   $ 6,965    $ 31,963
                                               ===============================================================================
As of December 31, 1999
 Future cash inflows from sales of oil and gas  $82,674 $29,360 $64,192 $34,771 $49,247 $13,780 $274,024   $94,767    $368,791
 Future production costs                         21,219   6,618  13,660   9,754  11,784   2,548   65,583    33,006      98,589
 Future development costs                         4,131   2,116   4,904   3,516   4,779     605   20,051     3,104      23,155
 Future income tax expenses                      20,103   8,096  23,396   7,680  20,405   2,493   82,173    26,573     108,746
                                               -------------------------------------------------------------------------------
 Future net cash flows                          $37,221 $12,530 $22,232 $13,821 $12,279 $ 8,134 $106,217   $32,084    $138,301
 Effect of discounting net cash flows at 10%     20,139   5,884   7,351   5,918   6,275   4,694   50,261    19,473      69,734
                                               -------------------------------------------------------------------------------
 Discounted future net cash flows               $17,082 $ 6,646 $14,881 $ 7,903 $ 6,004 $ 3,440 $ 55,956   $12,611    $ 68,567
                                               ===============================================================================
As of December 31, 2000
 Future cash inflows from sales of oil and gas $177,178 $41,275 $70,208 $34,658 $52,651 $10,317 $386,287   $93,597    $479,884
 Future production costs                         26,417   7,857  15,979   9,977  10,953   3,467   74,650    38,011     112,661
 Future development costs                         3,977   2,806   5,552   3,405   7,516     798   24,054     3,901      27,955
 Future income tax expenses                      55,192  12,731  26,078   7,382  18,949   1,830  122,162    21,333     143,495
                                               -------------------------------------------------------------------------------
 Future net cash flows                         $ 91,592 $17,881 $22,599 $13,894 $15,233 $ 4,222 $165,421   $30,352    $195,773
 Effect of discounting net cash flows at 10%     48,876   6,795   7,779   5,638   8,158   2,450   79,696    18,825      98,521
                                               -------------------------------------------------------------------------------
 Discounted future net cash flows              $ 42,716 $11,086 $14,820 $ 8,256 $ 7,075 $ 1,772 $ 85,725   $11,527    $ 97,252
                                               ===============================================================================

Change in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

Consolidated Subsidiaries                                                                            2000      1999      1998
_______________________________________________________________________________________________________________________________
                                                                                                   (millions of dollars)
Value of reserves added during the year due to extensions, discoveries, improved recovery
 and net purchases less related costs                                                             $  6,029  $  4,245  $  1,329
Changes in value of previous-year reserves due to:
 Sales and transfers of oil and gas produced during the year, net of production (lifting) costs    (24,498)  (13,395)  (10,300)
 Development costs incurred during the year                                                          4,194     5,313     6,104
 Net change in prices, lifting and development costs                                                44,702    59,466   (34,611)
 Revisions of previous reserves estimates                                                           12,537     3,106     1,281
 Accretion of discount                                                                               7,694     3,056     5,865
Net change in income taxes                                                                         (20,889)  (30,833)   15,989
                                                                                                   ---------------------------
    Total change in the standardized measure during the year                                      $ 29,769  $ 30,958  $(14,343)
                                                                                                   ===========================

QUARTERLY INFORMATION

                                                   2000                                    1999
                               _______________________________________________________________________________
                                  First  Second   Third  Fourth           First  Second   Third  Fourth
                                 Quarter Quarter Quarter Quarter  Year   Quarter Quarter Quarter Quarter  Year
______________________________________________________________________________________________________________
                                                   (thousands of barrels daily)

Volumes
Production of crude oil
 and natural gas liquids          2,602  2,514   2,497   2,600    2,553   2,540  2,473   2,477   2,579    2,517
Refinery throughput               5,528  5,572   5,736   5,732    5,642   6,068  5,950   5,899   5,991    5,977
Petroleum product sales           7,796  8,035   8,069   8,068    7,993   8,974  8,842   8,879   8,857    8,887

                                                  (millions of cubic feet daily)
Natural gas production
 available for sale              12,146  9,247   8,735  11,252   10,343  11,516  9,178   8,700  11,851   10,308

                                                    (thousands of metric tons)
Chemical prime product sales      6,519  6,596   6,038   6,484   25,637   6,076  6,262   6,288   6,657   25,283

                                                       (millions of dollars)
Summarized financial data
Sales and other operating
 revenue                        $53,273 54,936  57,497  62,733  228,439 $37,982 42,458  48,415  53,674  182,529
Gross profit*                   $21,896 22,201  23,620  25,506   93,223 $17,850 19,229  20,379  22,950   80,408
Net income before
 extraordinary item             $ 3,025  4,000   4,060   4,905   15,990 $ 1,484  1,954   2,188   2,284    7,910
Extraordinary gain from
 required asset divestitures    $   455    530     430     315    1,730      --     --      --      --       --
Net income                      $ 3,480  4,530   4,490   5,220   17,720 $ 1,484  1,954   2,188   2,284    7,910
                                                        (dollars per share)
Per share data
Net income per common share
 before extraordinary item      $  0.87   1.15    1.17    1.41     4.60 $  0.42   0.57    0.63    0.66     2.28
Extraordinary gain from
 required asset divestitures    $  0.13   0.15    0.12    0.10     0.50 $    --     --      --      --       --
Net income per common share     $  1.00   1.30    1.29    1.51     5.10 $  0.42   0.57    0.63    0.66     2.28
Net income per common share
 -- assuming dilution           $  0.99   1.28    1.28    1.49     5.04 $  0.42   0.56    0.62    0.65     2.25
Dividends per common share      $0.4400 0.4400  0.4400  0.4400   1.7600 $0.4165 0.4165  0.4165  0.4375   1.6870

Common stock prices
 High                           $86.313 84.750  90.750  95.438   95.438 $76.375 87.250  83.000  86.563   87.250
 Low                            $69.875 75.000  75.125  84.063   69.875 $64.313 69.438  72.125  70.063   64.313

* Gross profit equals sales and other operating revenue less estimated costs associated with products sold.

The price range of ExxonMobil Common Stock is as reported on the composite tape of the several U.S. exchanges where ExxonMobil Common Stock is traded. The principal market where ExxonMobil Common Stock (XOM) is traded is the New York Stock Exchange, although the stock is traded on other exchanges in and outside the United States. Through December 1, 1999, the Common Stock traded under the name of Exxon Corporation (XON).

  There were 718,881 registered shareholders of ExxonMobil common stock at December 31, 2000. At January 31, 2001, the registered shareholders of ExxonMobil common stock numbered 715,020.

  On January 31, 2001, the corporation declared a $0.44 dividend per common share, payable March 9, 2001.

OPERATING SUMMARY

                                                     2000   1999   1998   1997
_______________________________________________________________________________
                                                   (thousands of barrels daily)
Production of crude oil and natural gas liquids
 Net production
   United States                                       733    729    745    803
   Canada                                              304    315    322    287
   Europe                                              704    650    635    641
   Asia-Pacific                                        253    307    322    347
   Africa                                              323    326    301    294
   Other Non-U.S.                                      236    190    177    155
                                                    ---------------------------
 Worldwide                                           2,553  2,517  2,502  2,527
                                                    ===========================

                                                   (millions of cubic feet daily)
Natural gas production available for sale
 Net production
   United States                                     2,856  2,871  3,140  3,223
   Canada                                              844    683    667    600
   Europe                                            4,463  4,438  4,245  4,283
   Asia-Pacific                                      1,755  2,027  2,352  2,632
   Other Non-U.S.                                      425    289    213    156
                                                    ---------------------------
 Worldwide                                          10,343 10,308 10,617 10,894
                                                    ===========================

                                                    (thousands of barrels daily)
Refinery throughput
   United States                                    1,862  1,930  1,919  2,026
   Canada                                             451    441    445    448
   Europe                                           1,578  1,782  1,888  1,899
   Asia-Pacific                                     1,462  1,537  1,554  1,559
   Other Non-U.S.                                     289    287    287    302
                                                    ---------------------------
 Worldwide                                          5,642  5,977  6,093  6,234
                                                    ===========================
Petroleum product sales
   United States                                    2,669  2,918  2,804  2,777
   Canada                                             577    587    579    574
   Europe                                           2,129  2,597  2,646  2,609
   Asia-Pacific and other Eastern Hemisphere        2,090  2,223  2,266  2,249
   Latin America                                      528    562    578    564
                                                    ---------------------------
 Worldwide                                          7,993  8,887  8,873  8,773
                                                    ===========================

 Gasoline, naphthas                                 3,122  3,428  3,417  3,317
 Heating oils, kerosene, diesel oils                2,373  2,658  2,689  2,725
 Aviation fuels                                       749    813    774    753
 Heavy fuels                                          694    706    765    744
 Specialty petroleum products                       1,055  1,282  1,228  1,234
                                                    ---------------------------
 Worldwide                                          7,993  8,887  8,873  8,773
                                                    ===========================

                                                    (thousands of metric tons)
Chemical prime product sales                        25,637 25,283 23,628 23,838
                                                    ===========================

                                                     (millions of metric tons)
Coal production                                         17     17     15     15
                                                    ===========================

                                                    (thousands of metric tons)
Copper production                                      254    248    216    205
                                                    ===========================

Operating statistics include 100 percent of operations of majority owned subsidiaries; for other companies, crude production, gas, petroleum product and chemical prime product sales include ExxonMobil's ownership percentage, and refining throughput includes quantities processed for ExxonMobil Net production excludes royalties and quantities due others when produced, whether payment is made in kind or cash.

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

Dated March 28, 2001

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

        /s/ LEE R. RAYMOND               Chairman of the Board      March 28, 2001
______________________________________ (Principal Executive
           (Lee R. Raymond)            Officer)

      /s/ MICHAEL J. BOSKIN                     Director            March 28, 2001
______________________________________
         (Michael J. Boskin)

          /s/ RENE DAHAN                        Director            March 28, 2001
______________________________________
             (Rene Dahan)


       /s/ WILLIAM T. ESREY                     Director            March 28, 2001
______________________________________
          (William T. Esrey)

       /s/ DONALD V. FITES                      Director            March 28, 2001
______________________________________
          (Donald V. Fites)

           /s/ JESS HAY                         Director            March 28, 2001
______________________________________
              (Jess Hay)

   /s/ CHARLES A. HEIMBOLD, JR.                 Director            March 28, 2001
______________________________________
      (Charles A. Heimbold, Jr.)

      /s/ JAMES R. HOUGHTON                     Director            March 28, 2001
______________________________________
         (James R. Houghton)

      /s/ WILLIAM R. HOWELL                     Director            March 28, 2001
______________________________________
         (William R. Howell)

       /s/ HELENE L. KAPLAN                     Director            March 28, 2001
______________________________________
          (Helene L. Kaplan)

      /s/ REATHA CLARK KING                     Director            March 28, 2001
______________________________________
         (Reatha Clark King)

     /s/ PHILIP E. LIPPINCOTT                   Director            March 28, 2001
______________________________________
        (Philip E. Lippincott)

      /s/ HARRY J. LONGWELL                     Director            March 28, 2001
______________________________________
         (Harry J. Longwell)


       /s/ J. RICHARD MUNRO                     Director            March 28, 2001
______________________________________
          (J. Richard Munro)

    /s/ MARILYN CARLSON NELSON                  Director            March 28, 2001
______________________________________
       (Marilyn Carlson Nelson)

       /s/ EUGENE A. RENNA                      Director            March 28, 2001
______________________________________
          (Eugene A. Renna)

      /s/ WALTER V. SHIPLEY                     Director            March 28, 2001
______________________________________
         (Walter V. Shipley)

     /s/ DONALD D. HUMPHREYS             Controller (Principal      March 28, 2001
______________________________________    Accounting Officer)
        (Donald D. Humphreys)

        /s/ FRANK A. RISCH                Treasurer (Principal      March 28, 2001
______________________________________     Financial Officer)
           (Frank A. Risch)

                               INDEX TO EXHIBITS

 3(i).         Restated Certificate of Incorporation, as restated
                November 30, 1999 (incorporated by reference to Exhibit
                3(i) to the registrant's Annual Report on Form 10-K for
                1999).
 3(ii).        By-Laws, as revised to November 30, 1999 (incorporated by
                reference to Exhibit 3(ii) to the Registrant's Annual
                Report on Form 10-K for 1999).
 10(iii)(a).   1993 Incentive Program, as amended (incorporated by
                reference to Exhibit 10(iii)(a) of the registrant Annual
                Report on Form 10-K for 1999).*
 10(iii)(b).   2001 Nonemployee Director's Deferred Compensation Plan.*
 10(iii)(c).   Restricted Stock Plan for Nonemployee Directors, as
                amended (incorporated by reference to Exhibit 10(iii)(c)
                to the registrant's Annual Report on Form 10-K for
                1996).*
 10(iii)(d).   ExxonMobil Executive Life Insurance and Death Benefit Plan
                (incorporated by reference to Exhibit 10(iii)(d) to the
                registrant's Annual Report on Form 10-K for 1999).*
 10(iii)(e).   Short Term Incentive Program, as amended (incorporated by
                reference to Exhibit 10(iii)(e) to the registrant's
                Annual Report on Form 10-K for 1999).*
 10(iii)(f).   1997 Nonemployee Director Restricted Stock Plan
                (incorporated by reference to Exhibit 10(iii)(f) to the
                registrant's Quarterly Report on Form 10-Q for the
                quarter ended September 30, 2000).*
 10(iii)(g).   1995 Mobil Incentive Compensation and Stock Ownership
                Plan.*
 10(iii)(h).   Mobil Oil Corporation's Executive Life Insurance Program
                (incorporated by reference to Exhibit 10.4 to the Annual
                Report on Form 10-K of Mobil Corporation filed March 31,
                1999).*
 10(iii)(i).   Supplemental Employees Savings Plan of Mobil Oil
                Corporation (incorporated by reference to Exhibit 10.5 to
                the Annual Report on Form 10-K of Mobil Corporation filed
                March 31, 1999).*
 12.           Computation of ratio of earnings to fixed charges.
 21.           Subsidiaries of the registrant.
 23.1          Consent of PricewaterhouseCoopers LLP, Independent
                Accountants.
 23.2          Consent of Ernst & Young LLP, Independent Auditors.
 99.           Report of Ernst & Young LLP, Independent Auditors.

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