Form 10-Q
period 2001-03-31
EXXON MOBIL CORP
filed 2001-05-14
CIK 34088

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                                     FORM 10-Q

         ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2001

                                        OR

         (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______ to _______

                            Commission File Number 1-2256


                            EXXON MOBIL CORPORATION
             ____________________________________________________
            (Exact name of registrant as specified in its charter)



                     NEW JERSEY                       13-5409005
          ________________________________      _______________________
          (State or other jurisdiction of       (I.R.S. Employer
           incorporation or organization)        Identification Number)


           5959 Las Colinas Boulevard, Irving, Texas      75039-2298
         ______________________________________________________________
            (Address of principal executive offices)      (Zip Code)



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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                        Outstanding as of March 31, 2001
_______________________________          ________________________________
Common stock, without par value                  3,449,876,474

                             EXXON MOBIL CORPORATION

                                    FORM 10-Q

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                                TABLE OF CONTENTS


                                                                    Page
                                                                   Number
                                                                   ______


                            PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

   Condensed Consolidated Statement of Income                           3
    Three months ended March 31, 2001 and 2000

   Condensed Consolidated Balance Sheet                                 4
    As of March 31, 2001 and December 31, 2000

   Condensed Consolidated Statement of Cash Flows                       5
    Three months ended March 31, 2001 and 2000

   Notes to Condensed Consolidated Financial Statement               6-14

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        15-20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk    21


                            PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                             21

Item 6.  Exhibits and Reports on Form 8-K                              21

Signature                                                              22

                             PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                                EXXON MOBIL CORPORATION
                      CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                 (millions of dollars)

                                                           Three Months Ended
                                                                 March 31,
                                                           ___________________
                                                              2000        1999
                                                           _______     _______
REVENUE
Sales and other operating revenue,
    including excise taxes                                 $56,076     $53,273
Earnings from equity interests and other revenue             1,224         808
                                                           _______     _______
    Total revenue                                           57,300      54,081
                                                           _______     _______
COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases                             24,878      24,964
Operating expenses                                           4,989       4,285
Selling, general and administrative expenses                 3,060       2,877
Depreciation and depletion                                   1,976       2,128
Exploration expenses, including dry holes                      280         210
Merger related expenses                                        121         530
Interest expense                                                77         174
Excise taxes                                                 5,294       5,493
Other taxes and duties                                       8,193       8,082
Income applicable to minority and preferred interests          212          72
                                                           _______     _______
    Total costs and other deductions                        49,080      48,815
                                                           _______     _______
INCOME BEFORE INCOME TAXES                                   8,220       5,266
  Income taxes                                               3,260       2,241
                                                           _______     _______
INCOME BEFORE EXTRAORDINARY ITEM                             4,960       3,025
  Extraordinary gain from required asset divestitures,
    net of income tax                                           40         455
                                                           _______     _______
NET INCOME                                                 $ 5,000     $ 3,480
                                                           =======     =======
NET INCOME PER COMMON SHARE (DOLLARS)
  Before extraordinary gain                                $  1.44     $  0.87
  Extraordinary gain, net of income tax                       0.01        0.13
                                                           _______     _______
  Net income                                               $  1.45     $  1.00
                                                           =======     =======
NET INCOME PER COMMON SHARE
  - ASSUMING DILUTION (DOLLARS)
  Before extraordinary gain                                $  1.42     $  0.86
  Extraordinary gain, net of income tax                       0.01        0.13
                                                           _______     _______
  Net income                                               $  1.43     $  0.99
                                                           =======     =======

DIVIDENDS PER COMMON SHARE                                 $  0.44     $  0.44

                              EXXON MOBIL CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEET
                               (millions of dollars)

                                                        March 31,     Dec. 31,
                                                             2001         2000
                                                         ________     ________
ASSETS
Current assets
   Cash and cash equivalents                             $ 10,906     $  7,080
   Notes and accounts receivable - net                     21,117       22,996
   Inventories
     Crude oil, products and merchandise                    7,329        7,244
     Materials and supplies                                 1,053        1,060
   Prepaid taxes and expenses                               2,122        2,019
                                                         ________     ________
     Total current assets                                  42,527       40,399
Property, plant and equipment - net                        88,006       89,829
Investments and other assets                               18,253       18,772
                                                         ________     ________
     TOTAL ASSETS                                        $148,786     $149,000
                                                         ========     ========
LIABILITIES
Current liabilities
   Notes and loans payable                               $  5,560     $  6,161
   Accounts payable and accrued liabilities                25,164       26,755
   Income taxes payable                                     6,637        5,275
                                                         ________     ________
     Total current liabilities                             37,361       38,191
Long-term debt                                              7,270        7,280
Deferred income tax liability                              16,357       16,442
Other long-term liabilities                                15,909       16,330
                                                         ________     ________
     TOTAL LIABILITIES                                     76,897       78,243
                                                         ________     ________
SHAREHOLDERS' EQUITY
Benefit plan related balances                                (222)        (235)
Common stock, without par value:
   Authorized:   4,500 million shares
   Issued:       4,010 million shares                       3,692        3,661
Earnings reinvested                                        90,130       86,652
Accumulated other nonowner changes in equity
   Cumulative foreign exchange translation adjustment      (5,867)      (4,862)
   Minimum pension liability adjustment                      (310)        (310)
   Unrealized losses on stock investments                     (24)         (17)
Common stock held in treasury:
     560 million shares at March 31, 2001                 (15,510)
     545 million shares at December 31, 2000                           (14,132)
                                                         ________     ________
     TOTAL SHAREHOLDERS' EQUITY                            71,889       70,757
                                                         ________     ________
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $148,786     $149,000
                                                         ========     ========

The number of shares of common stock issued and outstanding at March 31, 2001 and December 31, 2000 were 3,449,876,474 and 3,465,003,114, respectively.

                              EXXON MOBIL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (millions of dollars)

                                                           Three Months Ended
                                                                March 31,
                                                           ___________________
                                                              2001        2000
                                                           _______     _______
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                              $ 5,000     $ 3,480
   Depreciation and depletion                                1,976       2,128
   Changes in operational working capital, excluding
     cash and debt                                           1,678       1,830
   All other items - net                                        75      (1,948)
                                                           _______     _______
   Net cash provided by operating activities                 8,729       5,490
                                                           _______     _______
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment               (2,028)     (1,769)
   Sales of subsidiaries, investments, and property,
     plant and equipment                                       287       1,982
   Other investing activities - net                            649         645
                                                           _______     _______
   Net cash provided by/(used in) investing activities      (1,092)        858
                                                           _______     _______
NET CASH GENERATION BEFORE FINANCING ACTIVITIES              7,637       6,348
                                                           _______     _______
CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to long-term debt                                 243          85
   Reductions in long-term debt                               (214)       (282)
   Additions/(reductions) in short-term debt - net            (720)     (3,334)
   Cash dividends to ExxonMobil shareholders                (1,522)     (1,531)
   Cash dividends to minority interests                        (63)        (63)
   Changes in minority interests and sales/(purchases)
     of affiliate stock                                        (16)        (42)
   Net ExxonMobil shares sold/(acquired)                    (1,370)        109
                                                           _______     _______
   Net cash provided by/(used in) financing activities      (3,662)     (5,058)
                                                           _______     _______
Effects of exchange rate changes on cash                      (149)        (50)
                                                           _______     _______
Increase/(decrease) in cash and cash equivalents             3,826       1,240
Cash and cash equivalents at beginning of period             7,080       1,688
                                                           _______     _______
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $10,906     $ 2,928
                                                           =======     =======
SUPPLEMENTAL DISCLOSURES
   Income taxes paid                                       $ 1,491     $   974
   Cash interest paid                                      $   166     $   225

                           EXXON MOBIL CORPORATION



     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis Of Financial Statement Preparation

     These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the corporation's 2000 Annual Report on Form 10-K. In the opinion of the corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. The corporation's exploration and production activities are accounted for under the "successful efforts" method.

2.   Accounting Change

     As of January 1, 2001, ExxonMobil adopted Financial Accounting Standards Board Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities" as amended by Statements No. 137 and 138. This statement requires that all derivatives be recognized as either assets or liabilities in the financial statements and be measured at fair value. Since the corporation makes limited use of derivatives, the effect of adoption of FAS 133 on the corporation's operations or financial condition was negligible.

3.   Merger of Exxon Corporation and Mobil Corporation

     On November 30, 1999, a wholly-owned subsidiary of Exxon Corporation merged with Mobil Corporation so that Mobil became a wholly-owned subsidiary of Exxon (the "Merger"). At the same time, Exxon changed its name to Exxon Mobil Corporation. The Merger was accounted for as a pooling of interests.

     In the first quarter of 2001, in association with the Merger, $121 million of before tax costs ($90 million after tax) were recorded as merger related expenses. In the first quarter of 2000, merger related costs were $530 million before tax ($325 million after tax). The severance reserve balance at the end of the first quarter of 2001 is expected to be expended in 2001 and 2002. The following table summarizes the activity in the severance reserve for the quarter ended March 31, 2001:

                Opening                               Balance at
                Balance    Additions    Deductions    Period End
                _______    _________    __________    __________
                            (millions of dollars)
                  317         35           113           239

4.   Extraordinary Gains on Required Asset Divestitures

     First quarter 2001 results included a net after tax gain of $40 million (including an income tax credit of $15 million), or $0.01 per common share, from asset divestments that were required as a condition of the regulatory approval of the Merger. The gain represents further resolution of certain issues associated with the sale of Mobil's interest in the European fuels joint venture with British Petroleum. First quarter 2000 included a net after tax gain of $455 million (net of $549 million of income taxes) or $0.13 per common share from required asset divestments. These net gains on required divestments have been reported as extraordinary items in accordance with accounting requirements for business combinations accounted for as a pooling of interests.

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

     Under the October 8, 1991, civil agreement and consent decrees with the U.S. and Alaska governments, the corporation will make a final payment of $70 million in 2001. This payment, along with prior payments, will be charged against the provision that was previously established to cover the costs of the settlement.

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

     On December 19, 2000, a jury in Montgomery County, Alabama, returned a verdict against the corporation in a contract dispute over royalties in the amount of $87.69 million in compensatory damages and $3.42 billion in punitive damages in the case of Exxon Corporation v. State of Alabama, et al. The verdict was upheld by the trial court on May 4, 2001. ExxonMobil will appeal the verdict and believes that the verdict is unwarranted and that the judgement should be set aside or substantially reduced. The ultimate outcome is not expected to have a materially adverse effect upon the corporation's operations or financial condition.

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

6.   Nonowner Changes in Shareholders' Equity

     The total nonowner changes in shareholders' equity for the three months ended March 31, 2001 and 2000 were $3,988 million and $2,519 million, respectively. Total nonowner changes in shareholders' equity include net income and the change in the cumulative foreign exchange translation adjustment, the minimum pension liability adjustment and the unrealized gains and losses on stock investments components of shareholders' equity.

7.   Earnings Per Share

                                                           Three Months Ended
                                                               March 31,
                                                           __________________
                                                              2001       2000
                                                            ______     ______
NET INCOME PER COMMON SHARE
Income before extraordinary item (millions of dollars)      $4,960     $3,025

Weighted average number of common shares
   outstanding (millions of shares)                          3,457      3,478

Net income per common share (dollars)
   Before extraordinary gain                                $ 1.44     $ 0.87
   Extraordinary gain, net of income tax                      0.01       0.13
                                                            ______     ______
   Net income                                               $ 1.45     $ 1.00
                                                            ======     ======

NET INCOME PER COMMON SHARE - ASSUMING DILUTION
Income before extraordinary item (millions of dollars)      $4,960     $3,025
   Adjustment for assumed dilution                              (3)         2
                                                            ______     ______
Income available to common shares                           $4,957     $3,027
                                                            ======     ======
Weighted average number of common shares
   outstanding (millions of shares)                          3,457      3,478
   Plus:  Issued on assumed exercise of stock options           38         44
                                                            ______     ______
Weighted average number of common shares outstanding         3,495      3,522
                                                            ======     ======
Net income per common share
   - assuming dilution (dollars)
   Before extraordinary gain                                $ 1.42     $ 0.86
   Extraordinary gain, net of income tax                      0.01       0.13
                                                            ______     ______
   Net income                                               $ 1.43     $ 0.99
                                                            ======     ======

8.   Disclosures about Segments and Related Information

                                                            Three Months Ended
                                                                March 31,
                                                           ___________________
                                                               2001       2000
                                                           ________    _______
                                                          (millions of dollars)
EARNINGS AFTER INCOME TAX
  (Before extraordinary item)
  Upstream
    United States                                          $ 1,628     $   880
    Non-U.S.                                                 2,150       1,874
  Downstream
    United States                                              409         182
    Non-U.S.                                                   590         187
  Chemicals
    United States                                               45         181
    Non-U.S.                                                   155         139
  All Other                                                    (17)       (418)
                                                           _______     _______
  Corporate Total                                          $ 4,960     $ 3,025
                                                           =======     =======
SALES AND OTHER OPERATING REVENUE
  Upstream
    United States                                          $ 2,286     $   996
    Non-U.S.                                                 4,497       3,803
  Downstream
    United States                                           12,729      13,017
    Non-U.S.                                                31,928      31,092
  Chemicals
    United States                                            1,965       1,969
    Non-U.S.                                                 2,445       2,170
  All Other                                                    226         226
                                                           _______     _______
  Corporate Total                                          $56,076     $53,273
                                                           =======     =======
INTERSEGMENT REVENUE
  Upstream
    United States                                          $ 1,970     $ 1,481
    Non-U.S.                                                 3,427       3,218
  Downstream
    United States                                            1,292         873
    Non-U.S.                                                 4,032       2,418
  Chemicals
    United States                                              698         671
    Non-U.S.                                                   586         446
  All Other                                                     51          30

9. Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

     Exxon Mobil Corporation has fully and unconditionally guaranteed the 6.0% notes due 2005 and the 6.125% notes due 2008 of Exxon Capital Corporation and the deferred interest debentures due 2012 and the debt securities due 2001-2011 of SeaRiver Maritime Financial Holdings, Inc. Exxon Capital Corporation and SeaRiver Maritime Financial Holdings, Inc. are 100 percent owned subsidiaries of Exxon Mobil Corporation.

     The following condensed consolidating financial information is provided for Exxon Mobil Corporation, as guarantor, and for Exxon Capital Corporation and SeaRiver Maritime Financial Holdings, Inc., as issuers, as an alternative to providing separate financial statements for the issuers. The accounts of Exxon Mobil Corporation, Exxon Capital Corporation and SeaRiver Maritime Financial Holdings, Inc., are presented utilizing the equity method of accounting for investments in subsidiaries.

                       Exxon                   SeaRiver
                       Mobil                   Maritime                 Consolidating
                    Corporation     Exxon      Financial                     and
                       Parent      Capital     Holdings,   All Other     Eliminating
                     Guarantor   Corporation     Inc.     Subsidiaries   Adjustments   Consolidated
                    ___________  ___________  __________  ____________  _____________  ____________
                                               (millions of dollars)

Condensed consolidated statement of income for three months ended March 31, 2001
________________________________________________________________________________
Revenue
  Sales and other
    operating revenue,
    including excise
    taxes                $9,256        $   -       $   -       $46,820       $      -      $56,076
  Earnings from equity
    interests and other
    revenue               4,352            -          16         1,063         (4,207)       1,224
  Intercompany revenue    1,128          294          21        27,346        (28,789)           -
                        _______        _____       _____      ________       ________      _______
      Total revenue      14,736          294          37        75,229        (32,996)      57,300
                        _______        _____       _____      ________       ________      _______
Costs and other
  deductions
  Crude oil and product
    purchases             5,488            -           -        45,402        (26,012)      24,878
  Operating expenses      1,679            1           -         4,240           (931)       4,989
  Selling, general and
    administrative
    expenses                509            -           -         2,551              -        3,060
  Depreciation and
    depletion               376            1           1         1,598              -        1,976
  Exploration expenses,
    including dry holes      44            -           -           236              -          280
  Merger related
    expenses                 35            -           -            86              -          121
  Interest expense          380          275          31         1,237         (1,846)          77
  Excise taxes              608            -           -         4,686              -        5,294
  Other taxes and duties      4            -           -         8,189              -        8,193
  Income applicable to
    minority and
    preferred interests       -            -           -           212              -          212
                         ______        _____       _____       _______        _______      _______
      Total costs and
        other deductions  9,123          277          32        68,437        (28,789)      49,080
                        _______        _____       _____       _______       ________      _______
Income before income
  taxes                   5,613           17           5         6,792         (4,207)       8,220
  Income taxes              653            6          (4)        2,605              -        3,260
                        _______        _____       _____       _______       ________      _______
Income before
  extraordinary item      4,960           11           9         4,187         (4,207)       4,960
  Extraordinary gain,
    net of income tax        40            -           -            25            (25)          40
                        _______        _____       _____       _______       ________      _______
Net income              $ 5,000        $  11       $   9       $ 4,212       $ (4,232)     $ 5,000
                        =======        =====       =====       =======       ========      =======

                         Exxon                 SeaRiver
                         Mobil                 Maritime                 Consolidating
                      Corporation    Exxon     Financial                     and
                         Parent     Capital    Holdings,    All Other    Eliminating
                       Guarantor  Corporation     Inc.    Subsidiaries   Adjustments   Consolidated
                     ___________  ___________  _________  ____________  _____________  ____________
                                              (millions of dollars)

Condensed consolidated statement of income for three months ended March 31, 2000
________________________________________________________________________________
Revenue
  Sales and other operating
    revenue, including
    excise taxes         $ 8,108        $   -      $   -       $45,165       $      -      $53,273
  Earnings from equity
    interests and other
    revenue                2,756            -          6           705         (2,659)         808
  Intercompany revenue       458          179         17        19,426        (20,080)           -
                         _______        _____      _____       _______       ________      _______
      Total revenue       11,322          179         23        65,296        (22,739)      54,081
                         _______        _____      _____       _______       ________      _______
Costs and other
  deductions
  Crude oil and product
    purchases              4,589            -          -        39,187        (18,812)      24,964
  Operating expenses       1,296            -          -         3,277           (288)       4,285
  Selling, general and
    administrative
    expenses                 438            -         (2)        2,441              -        2,877
  Depreciation and
    depletion                336            1          1         1,790              -        2,128
  Exploration expenses,
    including dry holes       34            -          -           176              -          210
  Merger related
    expenses                 197            -          -           333              -          530
  Interest expense           311          162         28           653           (980)         174
  Excise taxes               728            -          -         4,765              -        5,493
  Other taxes and
    duties                     3            -          -         8,079              -        8,082
  Income applicable to
    minority and
    preferred interests        -            -          -            72              -           72
                         _______        _____      _____       _______       ________      _______
      Total costs and
        other deductions   7,932          163         27        60,773        (20,080)      48,815
                         _______        _____      _____       _______       ________      _______
Income before income
  taxes                    3,390           16         (4)        4,523         (2,659)       5,266
  Income taxes               365            4         (4)        1,876              -        2,241
                         _______        _____      _____       _______       ________      _______
Income before
  extraordinary item       3,025           12          -         2,647         (2,659)       3,025
  Extraordinary gain,
    net of income tax        455            -          -           430           (430)         455
                         _______        _____      _____       _______       ________      _______
Net income               $ 3,480        $  12      $   -       $ 3,077       $ (3,089)     $ 3,480
                         =======        =====      =====       =======       ========      =======

                        Exxon                  SeaRiver
                        Mobil                  Maritime                 Consolidating
                     Corporation     Exxon     Financial                     and
                       Parent       Capital    Holdings,   All Other     Eliminating
                      Guarantor   Corporation     Inc.    Subsidiaries   Adjustments   Consolidated
                     ___________  ___________  __________  ___________  _____________  ____________
                                                    (millions of dollars)

Condensed consolidated balance sheet as of March 31, 2001
_________________________________________________________
Cash and cash
  equivalents           $  5,541     $     -       $    -     $  5,365      $       -     $ 10,906
Notes and accounts
  receivable - net         4,055           -            -       17,062              -       21,117
Inventories                1,145           -            -        7,237              -        8,382
Other current assets         205           -            4        1,913              -        2,122
                        ________     _______       ______      ________     _________     ________
      Total current
        assets            10,946           -            4       31,577              -       42,527
Property, plant and
  equipment - net         18,535         112            8       69,351              -       88,006
Investments and other
  assets                  83,227           -          574      308,375       (373,923)      18,253
Intercompany receivables   6,554      22,011        1,352      196,977       (226,894)           -
                        ________     _______       ______     ________      _________     ________
      Total assets      $119,262     $22,123       $1,938     $606,280      $(600,817)    $148,786
                        ========     =======       ======     ========      =========     ========

Notes and loan payables $     62     $    51       $    7     $  5,440      $       -     $  5,560
Accounts payable and
  accrued liabilities      3,664           8            2       21,490              -       25,164
Income taxes payable       1,424          15            -        5,198              -        6,637
                        ________     _______       ______     ________      _________     ________
      Total current
        liabilities        5,150          74            9       32,128              -       37,361
Long-term debt             1,221         269          949        4,831              -        7,270
Deferred income tax
  liabilities              3,350          34          291       12,682              -       16,357
Other long-term
  liabilities              4,439           -            -       11,470              -       15,909
Intercompany payables     33,213      20,873          382      172,426       (226,894)           -
                        ________     _______       ______     ________      _________     ________
      Total liabilities   47,373      21,250        1,631      233,537       (226,894)      76,897

Earnings reinvested       90,130          67          (87)      40,847        (40,827)      90,130
Other shareholders'
  equity                 (18,241)        806          394      331,896       (333,096)     (18,241)
                        ________     _______       ______     ________      _________     ________
      Total shareholders'
        equity            71,889         873          307      372,743       (373,923)      71,889
                        ________     _______       ______     ________      _________     ________
      Total liabilities
        and shareholders'
        equity          $119,262     $22,123       $1,938     $606,280      $(600,817)    $148,786
                        ========     =======       ======     ========      =========     ========


Condensed consolidated balance sheet as of December 31, 2000
____________________________________________________________
Cash and cash
  equivalents           $  4,235     $     -       $    -     $  2,845     $       -     $  7,080
Notes and accounts
  receivable - net         4,427           -            -       18,569             -       22,996
Inventories                1,102           -            -        7,202             -        8,304
Other current assets         262           -           14        1,743             -        2,019
                        ________     _______       ______     ________     _________     ________
      Total current
        assets            10,026           -           14       30,359             -       40,399
Property, plant and
  equipment - net         18,559         113            9       71,148             -       89,829
Investments and other
  assets                  80,097           2          558      308,584      (370,469)      18,772
Intercompany receivables   9,339      19,124        1,355      212,790      (242,608)           -
                        ________     _______       ______     ________     _________     ________
      Total assets      $118,021     $19,239       $1,936     $622,881     $(613,077)    $149,000
                        ========     =======       ======     ========     =========     ========

Notes and loan payables $     60     $    74       $    7     $  6,020     $       -     $  6,161
Accounts payable and
  accrued liabilities      3,918           8           2        22,827             -       26,755
Income taxes payable         902           9           -         4,364             -        5,275
                        ________     _______      ______      ________     _________     ________
      Total current
        liabilities        4,880          91           9        33,211             -       38,191
Long-term debt             1,209         281         925         4,865             -        7,280
Deferred income tax
  liabilities              3,334          31         292        12,785             -       16,442
Other long-term
  liabilities              4,428           9           -        11,893             -       16,330
Intercompany payables     33,413      17,965         412       190,818      (242,608)           -
                         ________    _______      ______      ________     _________      _______
      Total liabilities   47,264      18,377       1,638       253,572      (242,608)      78,243

Earnings reinvested       86,652          56         (96)       36,946       (36,906)      86,652
Other shareholders'
  equity                 (15,895)        806         394       332,363      (333,563)     (15,895)
                         _______     _______      ______      ________     _________     ________
      Total shareholders'
        equity            70,757         862         298       369,309      (370,469)      70,757
                         _______     _______      ______      ________     _________     ________
      Total liabilities
        and shareholders'
        equity          $118,021     $19,239      $1,936      $622,881     $(613,077)    $149,000
                        ========     =======      ======      ========     =========     ========

                        Exxon                  SeaRiver
                        Mobil                  Maritime                 Consolidating
                     Corporation     Exxon     Financial                     and
                       Parent       Capital    Holdings,   All Other     Eliminating
                      Guarantor   Corporation     Inc.    Subsidiaries   Adjustments    Consolidated
                     ___________  ___________  _________  ____________  ______________  ____________
                                             (millions of dollars)

Condensed consolidated statement of cash flows for three months ended March 31, 2001
____________________________________________________________________________________
Cash provided by/(used in)
  operating activities    $2,052      $    14      $  27       $ 6,921          $ (285)     $ 8,729
                          ______      _______      _____       _______          ______      _______
Cash flows from investing
  activities
  Additions to property,
    plant and equipment     (445)           -          -        (1,583)              -       (2,028)
  Sales of long-term
    assets                   110            -          -           177               -          287
  Net intercompany
    investing              2,492       (2,887)         3           437             (45)           -
  All other investing,
    net                      (12)           -          -           661               -          649
                          ______      _______      _____       _______          ______      _______
    Net cash provided
      by/(used in)
      investing
      activities           2,145       (2,887)         3          (308)            (45)      (1,092)
                          ______      _______      _____       _______          ______      _______
Cash flows from financing
  activities
  Additions to long-term
    debt                       -                       -           243               -          243
  Reductions in long-term
    debt                      (1)         (12)         -          (201)              -         (214)
  Additions/(reductions)
    in short-term debt
     - net                     2          (23)         -          (699)              -         (720)
  Cash dividends          (1,522)           -          -          (285)            285       (1,522)
  Net ExxonMobil shares
    sold/(acquired)       (1,370)           -          -             -               -       (1,370)
  Net intercompany
    financing activity         -        2,908        (30)       (2,923)             45            -
  All other financing,
    net                        -            -          -           (79)              -          (79)
                          ______      _______      _____       _______          ______      _______
    Net cash provided
      by/(used in)
      financing
      activities          (2,891)       2,873        (30)       (3,944)            330       (3,662)
                          ______      _______      _____       _______          ______      _______
Effects of exchange rate
  changes on cash              -            -          -          (149)              -         (149)
                          ______      _______      _____       _______          ______      _______
Increase/(decrease) in
  cash and cash
  equivalents             $1,306      $     -      $   -       $ 2,520          $    -      $ 3,826
                          ======      =======      =====       =======          ======      =======


Condensed consolidated statement of cash flows for three months ended March 31, 2000
____________________________________________________________________________________
Cash provided by/(used in)
  operating activities    $1,513      $    (2)     $  31       $ 4,039          $  (91)     $ 5,490
                          ______      _______      _____       _______          ______      _______
Cash flows from
  investing activities
  Additions to property,
    plant and equipment     (342)           -          -        (1,427)              -       (1,769)
  Sales of long-term
    assets                   228            -          -         1,754               -        1,982
  Net intercompany
    investing              1,122         (403)       (32)         (722)             35            -
  All other investing, net    81            -          -           564               -          645
                          ______      _______      _____       _______          ______      _______
    Net cash provided
      by/(used in)
      investing
      activities           1,089         (403)       (32)          169              35          858
                          ______      _______      _____       _______          ______      _______
Cash flows from financing
  activities
  Additions to long-term
    debt                       -            -          -            85               -           85
  Reductions in long-term
    debt                       -            -          -          (282)              -         (282)
  Additions/(reductions)
    in short-term debt
     - net                  (967)           9          -        (2,376)              -       (3,334)
  Cash dividends          (1,531)           -          -           (91)             91       (1,531)
  Net ExxonMobil shares
    sold/(acquired)          109            -          -             -               -          109
  Net intercompany
    financing activity         -          396          1          (362)            (35)           -
  All other financing, net     -            -          -          (105)              -         (105)
                          ______      _______      _____       _______          ______      _______
    Net cash provided
      by/(used in)
      financing
      activities          (2,389)         405          1        (3,131)             56       (5,058)
                          ______      _______      _____       _______          ______      _______
Effects of exchange rate
  changes on cash              -            -          -           (50)              -          (50)
                          ______      _______      _____       _______          ______      _______
Increase/(decrease) in
  cash and cash
  equivalents             $  213      $     -      $   -       $ 1,027          $    -      $ 1,240
                          ======      =======      =====       =======          ======      =======

                                EXXON MOBIL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

                                                              First Quarter
                                                         _____________________
                                                              2001       2000
                                                             ______     ______
                                                         (millions of dollars)
Earnings including merger effects
_________________________________
Upstream
   United States                                            $1,628     $  880
   Non-U.S.                                                  2,150      1,874
Downstream
   United States                                               409        182
   Non-U.S.                                                    590        187
Chemicals
   United States                                                45        181
   Non-U.S.                                                    155        139
Other operations                                               141        119
Corporate and financing                                        (68)      (212)
Merger expenses                                                (90)      (325)
Gain from required asset divestitures                           40        455
                                                            ______     ______
NET INCOME                                                  $5,000     $3,480
                                                            ======     ======
Net income per common share                                 $ 1.45     $ 1.00
Net income per common share
   - assuming dilution                                      $ 1.43     $ 0.99

Merger effects
______________
Merger expenses                                             $  (90)    $ (325)
Gain from required asset divestitures                           40        455
                                                            ______     ______
TOTAL                                                       $  (50)    $  130
                                                            ======     ======
Earnings excluding merger effects
_________________________________
Upstream
   United States                                            $1,628     $  880
   Non-U.S.                                                  2,150      1,874
Downstream
   United States                                               409        182
   Non-U.S.                                                    590        187
Chemicals
   United States                                                45        181
   Non-U.S.                                                    155        139
Other operations                                               141        119
Corporate and financing                                        (68)      (212)
                                                            ______     ______
TOTAL                                                       $5,050     $3,350
                                                            ======     ======
Earnings per common share                                   $ 1.46     $ 0.96
Earnings per common share
   - assuming dilution                                      $ 1.44     $ 0.95

FIRST QUARTER 2001 COMPARED WITH FIRST QUARTER 2000

Exxon Mobil Corporation reported record first quarter results. Excluding net merger effects, estimated first quarter 2001 earnings of $5,050 million ($1.44 per share) increased $1,700 million (51 percent) from the first quarter of 2000. Including net merger effects, net income of $5,000 million ($1.43 per share) increased $1,520 million. Revenue for the first quarter of 2001 totaled $57,300 million compared with $54,081 million in 2000. Capital and exploration expenditures of $2,516 million in the first quarter of 2001 were up
$292 million, or 13 percent, compared with $2,224 million last year.

The record first quarter results reflected higher natural gas realizations and refining margins as well as continued improvements in operating efficiencies across the corporation. Volumes increased in every business line except for natural gas, which was affected by the controlled shutdown of facilities in the Aceh province of Indonesia. Capital expenditures increased in line with higher full-year spending plans.

Upstream earnings were $3.8 billion, a sixth consecutive quarterly earnings record. These results were $1,024 million, or 37 percent higher than in the same period a year ago, driven by higher average natural gas realizations, especially in the U.S. This was partly offset by lower crude oil prices and higher exploration expenses. Liquids production increased 1 percent with growth in Equatorial Guinea, Venezuela, Kazakhstan and Canada. These increases were partly offset by lower natural gas liquids production in the U.S. due to reducing gas plant processing rates to maximize natural gas availability. Gas volumes increased by about 1 percent absent the impact of the Aceh shutdown.

Downstream earnings were nearly one billion dollars, a substantial improvement from last year's first quarter results when rising crude prices depressed margins. First quarter 2001 results reflected improved refinery performance and stronger refining margins in the U.S. and Europe. Refining margins remained weak in Asia-Pacific. Marketing margins outside the U.S. improved, but remained below historical levels. Marketing margins in the U.S. remained depressed. Sales volumes increased 3 percent and, when adjusted for the impact of U.S. businesses divested as a condition of the regulatory approval of the merger, were up 4 percent.

Chemicals earnings declined despite higher sales volumes that exceeded the record first quarter levels achieved last year. Higher U.S. natural gas prices drove up feedstock costs, lowering U.S. earnings in the early part of the quarter to near breakeven levels. Outside of the U.S., positive volume effects were partly offset by weaker margins and unfavorable foreign exchange impacts. Earnings from other operations improved on higher coal realizations and favorable foreign exchange effects.

During the quarter, ExxonMobil continued its active investment program, spending $2,516 million on capital and exploration projects, compared with $2,224 million last year, reflecting higher activity in both the upstream and downstream.

During the first quarter, the Corporation acquired 17.5 million shares at a gross cost of $1,442 million to offset the dilution associated with benefit plans and to reduce common stock outstanding.

OTHER COMMENTS ON FIRST QUARTER COMPARISON

Upstream earnings benefited from higher worldwide average natural gas realizations, driven by much higher U.S. gas prices as a result of growing demand and low inventory levels. The favorable earnings impact of higher natural gas prices was partly offset by lower crude realizations.

Liquids production of 2,619 kbd (thousands of barrels per day) increased from 2,602 kbd in the first quarter of 2000. This increase reflected higher production in Equatorial Guinea, Venezuela, Kazakhstan and Canadian heavy oil operations, partly offset by lower production in the U.S. due to a decision to reduce gas plant processing to maximize natural gas sales, and by natural field declines in mature areas. First quarter natural gas production of 12,083 mcfd (millions of cubic feet per day) compared with 12,146 mcfd last year. Absent the effect of suspending operations in the Aceh province of Indonesia due to security concerns, worldwide gas production would have been up about 1 percent, reflecting higher production in Qatar. In North America, higher gas volumes in eastern Canada offset natural field declines in mature areas.

Earnings from U.S. upstream operations were $1,628 million, an increase of $748 million from the prior year. Upstream earnings outside the U.S. were $2,150 million, an increase of $276 million.

Downstream results improved substantially from the first quarter of last year reflecting stronger refining margins in the U.S. and Europe, with continued weakness in Asia-Pacific. Improved refinery performance also benefited earnings. In the U.S. there was an increase in refinery turnaround costs in preparation for the upcoming driving season. Marketing margins outside the U.S. improved modestly, but remained below historical levels. Marketing margins in the U.S. remained depressed. Petroleum product sales were 8,010 kbd, 214 kbd higher than the prior year's first quarter, as higher supply sales mainly in Asia-Pacific were partly offset by the absence of volumes from operations divested as a requirement of the merger.

U.S. downstream earnings were $409 million, up $227 million. Non-U.S. downstream earnings of $590 million were $403 million higher than last year.

Chemicals earnings were $200 million, down $120 million from the same quarter a year ago as higher feedstock and energy costs, particularly in the U.S., put significant pressure on commodity margins. Prime product sales volumes of 6,533 kt (thousands of metric tons) were slightly above last year's record level.

Earnings from other operations, including coal, minerals and power, totaled $141 million, compared with $119 million in the first quarter of 2000. Key contributors were higher coal realizations and favorable foreign exchange effects.

Corporate and financing expenses of $68 million compared with $212 million in the first quarter of 2000. The decrease reflected lower net interest costs due to lower debt levels and significantly higher cash balances, and also reflected increased tax-related benefits.

During the period, the company's operating segments continued to benefit from reductions in the tax rates of several countries and favorable resolution of tax-related issues.

First quarter net income included gains on required asset divestments of $40 million and $90 million of merger expenses.

MERGER OF EXXON CORPORATION AND MOBIL CORPORATION

On November 30, 1999, a wholly-owned subsidiary of Exxon Corporation merged with Mobil Corporation so that Mobil became a wholly-owned subsidiary of Exxon (the "Merger"). At the same time, Exxon changed its name to Exxon Mobil Corporation. The Merger was accounted for as a pooling of interests.

In the first quarter of 2001, in association with the Merger, $121 million of before tax costs ($90 million after tax) were recorded as merger related expenses. In the first quarter of 2000, merger related costs were $530 million before tax ($325 million after tax). The severance reserve balance at the end of the first quarter of 2001 is expected to be expended in 2001 and 2002. The following table summarizes the activity in the severance reserve for the quarter ended March 31, 2001:

                 Opening                                  Balance at
                 Balance     Additions     Deductions     Period End
                 _______     _________     __________     __________
                              (millions of dollars)
                   317           35           113             239

Merger related expenses are expected to grow to approximately $2.5 billion before tax on a cumulative basis by 2002. Merger synergy initiatives, including cost savings, efficiency gains, and revenue enhancements, are on track.

Certain property -- primarily refining, marketing, pipeline and natural gas distribution assets -- were divested in 2000 as a condition of the regulatory approval of the Merger by the U.S. Federal Trade Commission and the European Commission. First quarter 2001 results included a net after tax gain of $40 million (including an income tax credit of $15 million), or $0.01 per common share, from asset divestments that were required as a condition of the regulatory approval of the Merger. The gain represents further resolution of certain issues associated with the sale of Mobil's interest in the European fuels joint venture with British Petroleum. First quarter 2000 included a net after tax gain of $455 million (net of $549 million of income taxes) or $0.13 per common share from required asset divestments. These net gains on required divestments have been reported as extraordinary items in accordance with accounting requirements for business combinations accounted for as a pooling of interests.

LIQUIDITY AND CAPITAL RESOURCES

Net cash generation before financing activities was $7,637 million in the first three months of 2001 versus $6,348 million in the same period last year. Operating activities provided net cash of $8,729 million, an increase of $3,239 million from the prior year, influenced by higher net income. Investing activities used net cash of $1,092 million, compared to cash provided of $858 million in the prior year, reflecting the absence of proceeds from the asset divestments in 2000 that were required as a condition of regulatory approval of the merger.

Net cash used in financing activities was $3,662 million in the first quarter of 2001 versus $5,058 million in the same quarter last year. The decrease was driven by lower debt reductions in the current year period versus last year, partially offset by purchases of shares of ExxonMobil common stock.

During the first quarter of 2001, Exxon Mobil Corporation purchased
17.5 million shares of its common stock for the treasury at a gross cost of $1,442 million. These purchases were to offset shares issued in conjunction with company benefit plans and programs and to reduce the number of shares outstanding. Shares outstanding were reduced from 3,465 million at the end of 2000 to 3,450 million at the end of the first quarter 2001. Purchases may be made in both the open market and through negotiated transactions, and may be discontinued at any time.

Revenue for the first quarter of 2001 totaled $57,300 million compared to $54,081 million in the first quarter 2000.

Capital and exploration expenditures were $2,516 million in the first quarter 2001 compared to $2,224 million in last year's first quarter. Given the breadth of ExxonMobil's portfolio of attractive growth opportunities, capital and exploration investments are expected to increase by 15 to 20 percent in 2001 versus 2000 and another 10 percent in 2002.

Total debt of $12.8 billion at March 31, 2001 decreased $0.6 billion from year-end 2000. The corporation's debt to total capital ratio was 14.6 percent at the end of the first quarter of 2001, compared to 15.4 percent at year-end 2000.

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

FORWARD-LOOKING STATEMENTS

Statements in this discussion regarding expectations, plans and future events or conditions are forward-looking statements. Actual future results, including merger related expenses; synergy benefits from the merger (including cost savings, efficiency gains, and revenue enhancements); financing sources; the resolution of contingencies; the effect of changes in prices, interest rates and other market conditions; and environmental and capital expenditures could differ materially depending on a number of factors. These factors include management's ability to implement merger plans successfully and on schedule; the outcome of commercial negotiations; changes in the supply of and demand for crude oil, natural gas and petroleum and petrochemical products; and other factors discussed above and discussed under the caption "Factors Affecting Future Results" in Item 1 of ExxonMobil's 2000 Form 10-K.

                                  EXXON MOBIL CORPORATION


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Information about market risks for the three months ended March 31, 2001 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2000.


                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         On January 19, 2001, the Environmental Protection Agency (EPA) issued a Notice of Violation regarding the corporation's Baytown, Texas refinery, alleging that two projects at the refinery conducted during the 1980's resulted in significant net emission increases of at least NOx and alleging that the corporation failed to obtain Prevention of Significant Deterioration permits. On January 29, 2001, the EPA issued a Notice of Violation regarding the former Mobil refinery at Paulsboro, New Jersey, alleging that projects undertaken during 1988 and 1992 triggered New Source Review pre-construction permitting and pollution control requirements. Both Notices of Violation were issued in connection with the EPA's New Source Review Enforcement Initiative. Neither Notice included a demand for specific fines or penalties. The corporation and the EPA are expected to commence discussions regarding the Notices during the second quarter.

         Refer to the relevant portions of Note 5 on pages 7 through 9 of this Quarterly Report on Form 10-Q for further information on legal proceedings.


Item 6.  Exhibits and Reports on Form 8-K

  a)     Exhibits

         The registrant has no exhibits for the period ended March 31, 2001.

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



                                           EXXON MOBIL CORPORATION



Date:  May 14, 2001
                                          /s/    DONALD D. HUMPHREYS
                              _______________________________________________
                              Donald D. Humphreys, Vice President, Controller
                                    and Principal Accounting Officer