Form 10-Q/A
period 2001-03-31
EXXON MOBIL CORP
filed 2001-05-22
CIK 34088

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                           Commission File Number 1-2256


                              EXXON MOBIL CORPORATION
             _________________________________________________________
              (Exact name of registrant as specified in its charter)



                       NEW JERSEY                        13-5409005
           ________________________________        ________________________
           (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)          Identification Number)


             5959 Las Colinas Boulevard, Irving, Texas        75039-2298
           _______________________________________________________________
             (Address of principal executive offices)         (Zip Code)



                                 (972) 444-1000
           _______________________________________________________________
               (Registrant's telephone number, including area code)


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

                             EXXON MOBIL CORPORATION


                                   FORM 10-Q/A

                                 AMENDMENT NO. 1


                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


This Amendment No. 1 on Form 10-Q/A amends Item 6 of the original Quarterly Report for the period ended March 31, 2001, filed May 14, 2001 (the "Original 10-Q"), to include an exhibit inadvertently excluded from the Original 10-Q.

Item 6 of the Original 10-Q is amended in its entirety to read as follows:



Item 6.  Exhibits and Reports on Form 8-K

  a)     Exhibits

         10(iii)(j).  Noncompete Agreement and Release

  b)     Reports on Form 8-K

         The registrant has not filed any reports on Form 8-K during the quarter.

                            EXXON MOBIL CORPORATION


                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Original 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           EXXON MOBIL CORPORATION



Date:  May 22, 2001
                                         /s/  DONALD D. HUMPHREYS
                              _______________________________________________
                              Donald D. Humphreys, Vice President, Controller
                                        and Principal Accounting Officer

                              EXXON MOBIL CORPORATION


                                    FORM 10-Q

                                 AMENDMENT NO. 1

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


                                INDEX TO EXHIBITS



     10(iii)(j).  Noncompete Agreement and Release