Form 10-Q
period 2001-06-30
EXXON MOBIL CORP
filed 2001-08-13
CIK 34088

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                 FORM 10-Q

       ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2001

                                     OR

       (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              ________   ________
                        Commission File Number 1-2256


                           EXXON MOBIL CORPORATION
         _____________________________________________________________
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



                                   (972) 444-1000
               _______________________________________________________
                (Registrant's telephone number, including area code)


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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                               Outstanding as of June 30, 2001
_______________________________                 _______________________________
Common stock, without par value                         6,871,078,958

                             EXXON MOBIL CORPORATION

                                   FORM 10-Q

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


                                TABLE OF CONTENTS


                                                                         Page
                                                                        Number
                                                                        ______
                          PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

   Condensed Consolidated Statement of Income                                3
     Three and six months ended June 30, 2001 and 2000

   Condensed Consolidated Balance Sheet                                      4
     As of June 30, 2001 and December 31, 2000

   Condensed Consolidated Statement of Cash Flows                            5
     Six months ended June 30, 2001 and 2000

   Notes to Condensed Consolidated Financial Statements                   6-16

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             17-23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         24


                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  24

Item 4.  Submission of Matters to a Vote of Security Holders             25-26

Item 5.  Other Information                                                  27

Item 6.  Exhibits and Reports on Form 8-K                                   27

Signature                                                                   28

Index to Exhibits                                                           29

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            EXXON MOBIL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                              (millions of dollars)

                                          Three Months Ended   Six Months Ended
                                                June 30,          June 30,
                                          __________________  _________________
                                               2001     2000      2001     2000
                                           ________ ________  ________ ________
REVENUE
Sales and other operating revenue,
    including excise taxes                 $ 55,101 $ 54,936  $111,177 $108,209
Earnings from equity interests and
    other revenue                             1,083    1,020     2,307    1,828
                                           ________ ________  ________ ________
    Total revenue                            56,184   55,956   113,484  110,037
                                           ________ ________  ________ ________
COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases              25,731   26,340    50,609   51,304
Operating expenses                            4,626    4,456     9,615    8,741
Selling, general and administrative
    expenses                                  3,215    2,830     6,275    5,707
Depreciation and depletion                    1,871    1,939     3,847    4,067
Exploration expenses, including dry holes       266      166       546      376
Merger related expenses                         167      202       288      732
Interest expense                                 70      126       147      300
Excise taxes                                  5,226    5,457    10,520   10,950
Other taxes and duties                        8,057    7,624    16,250   15,706
Income applicable to minority and preferred
    interests                                    83      110       295      182
                                           ________ ________  ________ ________
    Total costs and other deductions         49,312   49,250    98,392   98,065
                                           ________ ________  ________ ________
INCOME BEFORE INCOME TAXES                    6,872    6,706    15,092   11,972
    Income taxes                              2,587    2,706     5,847    4,947
                                           ________ ________  ________ ________
INCOME BEFORE EXTRAORDINARY ITEM              4,285    4,000     9,245    7,025
    Extraordinary gain, net of income tax       175      530       215      985
                                           ________ ________  ________ ________
NET INCOME                                 $  4,460 $  4,530  $  9,460 $  8,010
                                           ======== ========  ======== ========
NET INCOME PER COMMON SHARE (DOLLARS)*
    Before extraordinary gain              $   0.64 $   0.58  $   1.35 $   1.02
    Extraordinary gain, net of income tax      0.02     0.08      0.03     0.14
                                           ________ ________  ________ ________
    Net income                             $   0.66 $   0.66  $   1.38 $   1.16
                                           ======== ========  ======== ========
NET INCOME PER COMMON SHARE
    - ASSUMING DILUTION (DOLLARS)*
    Before extraordinary gain              $   0.63 $   0.57  $   1.33 $   1.00
    Extraordinary gain, net of income tax      0.02     0.08      0.03     0.14
                                           ________ ________  ________ ________
    Net income                             $   0.65 $   0.65  $   1.36 $   1.14
                                           ======== ========  ======== ========

DIVIDENDS PER COMMON SHARE*                $   0.23 $   0.22  $   0.45 $   0.44

    2001 amounts include additional dividend of $0.01 per common share (post-split basis) declared on May 30, 2001.

* Prior year amounts restated to reflect two-for-one stock split effective June 20, 2001.

                            EXXON MOBIL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (millions of dollars)

                                                         June 30,    Dec. 31,
                                                             2001        2000
                                                         ________    ________
ASSETS
Current assets
   Cash and cash equivalents                             $  9,298    $  7,080
   Notes and accounts receivable - net                     21,409      22,996
   Inventories
     Crude oil, products and merchandise                    7,293       7,244
     Materials and supplies                                 1,102       1,060
   Prepaid taxes and expenses                               2,220       2,019
                                                         ________    ________
     Total current assets                                  41,322      40,399
Property, plant and equipment - net                        88,356      89,829
Investments and other assets                               17,982      18,772
                                                         ________    ________
     TOTAL ASSETS                                        $147,660    $149,000
                                                         ========    ========
LIABILITIES
Current liabilities
   Notes and loans payable                               $  3,890    $  6,161
   Accounts payable and accrued liabilities                25,307      26,755
   Income taxes payable                                     6,417       5,275
                                                         ________    ________
     Total current liabilities                             35,614      38,191
Long-term debt                                              7,289       7,280
Deferred income tax liability                              16,194      16,442
Other long-term liabilities                                15,589      16,330
                                                         ________    ________
     TOTAL LIABILITIES                                     74,686      78,243
                                                         ________    ________
SHAREHOLDERS' EQUITY
Benefit plan related balances                                (203)       (235)
Common stock, without par value:
   Authorized:    9,000 million shares
   Issued:        8,019 million shares                      3,745       3,661
Earnings reinvested                                        93,006      86,652
Accumulated other nonowner changes in equity
   Cumulative foreign exchange translation adjustment      (6,381)     (4,862)
   Minimum pension liability adjustment                      (310)       (310)
   Unrealized gains/(losses) on stock investments              56         (17)
Common stock held in treasury:
     1,148 million shares at June 30, 2001                (16,939)
     1,089 million shares at December 31, 2000                        (14,132)
                                                         ________    ________
     TOTAL SHAREHOLDERS' EQUITY                            72,974      70,757
                                                         ________    ________
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $147,660    $149,000
                                                         ========    ========

The number of shares of common stock issued and outstanding at June 30, 2001 and December 31, 2000 (restated to reflect two-for-one stock split effective June 20, 2001) were 6,871,078,958 and 6,930,006,228, respectively.

                              EXXON MOBIL CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (millions of dollars)

                                                          Six Months Ended
                                                              June 30,
                                                         ___________________
                                                             2001       2000
                                                         ________   ________
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                            $  9,460   $  8,010
   Depreciation and depletion                               3,847      4,067
   Changes in operational working capital, excluding
     cash and debt                                          1,256      2,224
   All other items - net                                     (319)    (2,847)
                                                         ________   ________
   Net cash provided by operating activities               14,244     11,454
                                                         ________   ________
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment              (4,370)    (3,801)
   Sales of subsidiaries, investments, and property,
     plant and equipment                                      745      3,209
   Other investing activities - net                           311        699
                                                         ________   ________
   Net cash provided by/(used in) investing activities     (3,314)       107
                                                         ________   ________
NET CASH GENERATION BEFORE FINANCING ACTIVITIES            10,930     11,561
                                                         ________   ________
CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to long-term debt                                341        143
   Reductions in long-term debt                              (357)      (280)
   Additions/(reductions) in short-term debt - net         (2,369)    (4,178)
   Cash dividends to ExxonMobil shareholders               (3,037)    (3,063)
   Cash dividends to minority interests                       (94)       (91)
   Changes in minority interests and sales/(purchases)
     of affiliate stock                                      (274)      (112)
   Net ExxonMobil shares sold/(acquired)                   (2,776)       195
                                                         ________   ________
   Net cash provided by/(used in) financing activities     (8,566)    (7,386)
                                                         ________   ________
Effects of exchange rate changes on cash                     (146)       (50)
                                                         ________   ________
Increase/(decrease) in cash and cash equivalents            2,218      4,125
Cash and cash equivalents at beginning of period            7,080      1,688
                                                         ________   ________
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  9,298   $  5,813
                                                         ========   ========
SUPPLEMENTAL DISCLOSURES
   Income taxes paid                                     $  4,182   $  2,582
   Cash interest paid                                    $    244   $    476

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

3.   Recently Issued Statements of Financial Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations", and No. 142 (FAS 142), "Goodwill and Other Intangible Assets". Under FAS 141, the pooling of interests method of accounting is no longer permitted and the purchase method must be used for business combinations initiated after June 30, 2001. Under FAS 142, which will be effective for the corporation beginning January 1, 2002, goodwill and certain intangibles will no longer be amortized but will be subject to annual impairment tests. The effect of adoption of the new standards on the corporation's financial statements will be negligible.

4.   Capital

     On May 30, 2001, the company's Board of Directors approved a two-for-one stock split to common stock shareholders of record on June 20, 2001. The authorized common stock was increased from four billion five hundred million (4,500,000,000) shares without par value to nine billion (9,000,000,000) shares without par value and the issued shares were split on a two-for-one basis on June 20, 2001.

     The number of shares of common stock issued and outstanding as of March 31, 2001 and as of December 31, 2000 and 1999, restated to reflect the two-for-one stock split, were 6,899,752,948, 6,930,006,228 and
     6,954,846,646, respectively. Net income per common share -- assuming dilution, restated to reflect the two-for-one stock split, for the quarters ended March 31, 2001 and 2000 were $0.71 and $0.49, respectively, and for the years ended December 31, 2000, 1999 and 1998, were $2.52, $1.12, and $1.14, respectively.

5.   Merger of Exxon Corporation and Mobil Corporation

     On November 30, 1999, a wholly-owned subsidiary of Exxon Corporation merged with Mobil Corporation so that Mobil became a wholly-owned subsidiary of Exxon (the "Merger"). At the same time, Exxon changed its name to Exxon Mobil Corporation. The Merger was accounted for as a pooling of interests.

     In the second quarter of 2001, in association with the Merger, $167 million of before tax costs ($95 million after tax) were recorded as merger related expenses. In the second quarter of 2000, merger related expenses were $202 million before tax ($150 million after tax). For the six months ended June 30, 2001 merger related expenses totaled
     $288 million before tax ($185 million after tax). For the six months ended June 30, 2000, merger related expenses totaled $732 million ($475 million after tax).

     The severance reserve balance at the end of the second quarter of 2001 is expected to be expended in 2001 and 2002. The following table summarizes the activity in the severance reserve for the six months ended June 30, 2001:

                 Opening                               Balance at
                 Balance    Additions    Deductions    Period End
                 _______    _________    __________    __________
                              (millions of dollars)
                   317         67           170           214

6.   Extraordinary Gain

     Second quarter 2001 results included a net after tax gain of $175 million (including an income tax credit of $6 million), or $0.02 per common share, from asset management activities in the chemicals segment. Second quarter 2000 included a net after tax gain of $530 million (net of $75 million of income taxes), or $0.08 per common share, from asset divestments that were required as a condition of the regulatory approval of the Merger.

     For the six months ended June 30, 2001, the net after tax gain from asset management activities and required asset divestitures totaled $215 million (including an income tax credit of $21 million), or $0.03 per common share. For the six months ended June 30, 2000, the net after tax gain from required asset divestitures totaled $985 million (net of $624 million of income taxes), or $0.14 per common share. These net gains from asset management activities in the chemicals segment and required asset divestitures have been reported as extraordinary items in accordance with accounting requirements for business combinations accounted for as a pooling of interests.

7.   Litigation and Other Contingencies

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

     On December 19, 2000, a jury in Montgomery County, Alabama, returned a verdict against the corporation in a contract dispute over royalties in the amount of $87.69 million in compensatory damages and $3.42 billion in punitive damages in the case of Exxon Corporation v. State of Alabama, et al. The verdict was upheld by the trial court on May 4, 2001. ExxonMobil has appealed the verdict and believes that the verdict is unwarranted and that the judgement should be set aside or substantially reduced. The ultimate outcome is not expected to have a materially adverse effect upon the corporation's operations or financial condition.

     On May 22, 2001, a state court jury in New Orleans, Louisiana, returned a verdict against the corporation and three other entities in a case brought by a landowner claiming damage to his property. The property had been leased by the landowner to a company that performed pipe cleaning and storage services for customers, including the corporation. The jury awarded the plaintiff $56 million in compensatory damages (90 percent to be paid by the corporation) and $1 billion in punitive damages (all to be paid by the corporation). The damage related to the presence of naturally occurring radioactive material (NORM) on the site resulting from pipe cleaning operations. The award has been affirmed by the trial court, and the corporation is in the process of taking an appeal to the Louisiana Fourth Circuit Court of Appeals. The ultimate outcome is not expected to have a materially adverse effect upon the corporation's operations or financial condition.

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

8.   Nonowner Changes in Shareholders' Equity

     The total nonowner changes in shareholders' equity for the three months ended June 30, 2001 and 2000 were $4,026 million and $3,746 million, respectively. The total nonowner changes in shareholders' equity for the six months ended June 30, 2001 and 2000 were $8,014 million and $6,265 million, respectively. Total nonowner changes in shareholders' equity include net income and the change in the cumulative foreign exchange translation adjustment, the minimum pension liability adjustment and the unrealized gains and losses on stock investments components of shareholders' equity.

9.   Earnings Per Share*

                                        Three Months Ended   Six Months Ended
                                              June 30,           June 30,
                                        __________________   ________________
                                             2001     2000      2001     2000
                                          _______  _______   _______  _______
NET INCOME PER COMMON SHARE
Income before extraordinary item
   (millions of dollars)                  $ 4,285  $ 4,000   $ 9,245  $ 7,025

Weighted average number of common shares
   outstanding (million of shares)          6,883    6,962     6,898    6,962

Net income per common share (dollars)
   Before extraordinary gain              $  0.64  $  0.58   $  1.35  $  1.02
   Extraordinary gain, net of income tax     0.02     0.08      0.03     0.14
                                          _______  _______   _______  _______
   Net income                             $  0.66  $  0.66   $  1.38  $  1.16
                                          =======  =======   =======  =======
NET INCOME PER COMMON SHARE
   - ASSUMING DILUTION
Income before extraordinary item
   (millions of dollars)                  $ 4,285  $ 4,000   $ 9,245  $ 7,025
   Adjustment for assumed dilution              1       (3)       (2)     (10)
                                          _______  _______   _______  _______
Income available to common shares         $ 4,286  $ 3,997   $ 9,243  $ 7,015
                                          =======  =======   =======  =======
Weighted average number of common shares
   outstanding (millions of shares)         6,883    6,962     6,898    6,962
   Plus:  Issued on assumed exercise of
          stock options                        80       87        76       85
                                          _______  _______   _______  _______
Weighted average number of common shares
   outstanding                              6,963    7,049     6,974    7,047
                                          =======  =======   =======  =======
Net income per common share
   - assuming dilution (dollars)
   Before extraordinary gain              $  0.63  $  0.57   $  1.33  $  1.00
   Extraordinary gain, net of income tax     0.02     0.08      0.03     0.14
                                          _______  _______   _______  ________
   Net income                             $  0.65  $  0.65   $  1.36  $  1.14
                                          =======  =======   =======  =======

* Prior year amounts restated to reflect two-for-one stock split effective June 20, 2001.

10.  Disclosures about Segments and Related Information

                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                       __________________   __________________
                                           2001      2000       2001      2000
                                       ________  ________   ________  ________
                                                (millions of dollars)

EARNINGS AFTER INCOME TAX
Upstream
    United States                      $  1,111  $  1,086   $  2,739  $  1,966
    Non-U.S.                              1,739     1,679      3,889     3,553
  Downstream
    United States                           844       594      1,253       776
    Non-U.S.                                423       404      1,013       591
  Chemicals
    United States                           149       238        194       419
    Non-U.S.                                168       124        323       263
  All Other                                  26       405         49       442
                                       ________  ________   ________  ________
  Corporate Total                      $  4,460  $  4,530   $  9,460  $  8,010
                                       ========  ========   ========  ========
Extraordinary gains included above:
  Chemicals
    United States                      $    100  $      0   $    100  $      0
    Non-U.S.                                 75         0         75         0
  All Other                                   0       530         40       985
                                       ________  ________   ________  ________
  Corporate Total                      $    175  $    530   $    215  $    985
                                       ========  ========   ========  ========

SALES AND OTHER OPERATING REVENUE
  Upstream
    United States                      $  1,415  $  1,195   $  3,701  $  2,191
    Non-U.S.                              3,404     3,312      7,901     7,115
  Downstream
    United States                        14,375    14,100     27,104    27,117
    Non-U.S.                             31,514    31,696     63,442    62,788
  Chemicals
    United States                         1,841     2,113      3,806     4,082
    Non-U.S.                              2,354     2,302      4,799     4,472
  All Other                                 198       218        424       444
                                       ________  ________   ________  ________
  Corporate Total                      $ 55,101  $ 54,936   $111,177  $108,209
                                       ========  ========   ========  ========
INTERSEGMENT REVENUE
  Upstream
    United States                      $  1,827  $  1,467   $  3,797  $  2,948
    Non-U.S.                              3,350     3,700      6,777     6,918
  Downstream
    United States                         1,092     1,099      2,384     1,972
    Non-U.S.                              4,813     2,459      8,845     4,877
  Chemicals
    United States                           646       697      1,344     1,368
    Non-U.S.                                439       458      1,025       904
  All Other                                  43        37         94        67

11. Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

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

                                                  SeaRiver
                          Exxon Mobil             Maritime               Consolidating
                          Corporation    Exxon    Financial                  and
                             Parent     Capital   Holdings,  All Other    Eliminating
                           Guarantor  Corporation    Inc.   Subsidiaries  Adjustments Consolidated
                          ___________ ___________ _________ ____________ ____________ ____________
                                          (millions of dollars)


Condensed consolidated statement of income for three months ended June 30, 2001
_______________________________________________________________________________
Revenue
  Sales and other
    operating revenue,
    including excise taxes $  9,477    $      -    $      -    $ 45,624    $      -    $ 55,101
  Earnings from equity
    interests and other
    revenue                   3,687           -          11         960      (3,575)      1,083
  Intercompany revenue        1,234         254          17      27,537     (29,042)          -
                           ________    ________    ________    ________    ________    ________
       Total revenue         14,398         254          28      74,121     (32,617)     56,184
                           ________    ________    ________    ________    ________    ________
Costs and other deductions
  Crude oil and product
    purchases                 6,062           -           -      45,691     (26,022)     25,731
  Operating expenses          1,499           -           1       4,361      (1,235)      4,626
  Selling, general and
    administrative expenses     547           1           -       2,667           -       3,215
  Depreciation and
    depletion                   388           1           -       1,482           -       1,871
  Exploration expenses,
    including dry holes          39           -           -         227           -         266
  Merger related expenses        36           -           -         131           -         167
  Interest expense              323         238          28       1,266      (1,785)         70
  Excise taxes                  650           -           -       4,576           -       5,226
  Other taxes and duties          3           -           -       8,054           -       8,057
  Income applicable to
    minority and preferred
    interests                    -            -           -          83           -          83
                           ________    ________    ________    ________    ________    ________
       Total costs and
        other deductions      9,547         240          29      68,538     (29,042)     49,312
                           ________    ________    ________    ________    ________    ________
Income before income taxes    4,851          14          (1)      5,583      (3,575)      6,872
  Income taxes                  566           6          (4)      2,019           -       2,587
                           ________    ________    ________    ________    ________    ________
Income before
  extraordinary item          4,285           8           3       3,564      (3,575)      4,285
  Extraordinary gain, net
    of income tax               175           -           -         (25)         25         175
                           ________    ________    ________    ________    ________    ________
Net income                 $  4,460    $      8    $      3    $  3,539    $ (3,550)   $  4,460
                           ========    ========    ========    ========    ========    ========

                                                  SeaRiver
                          Exxon Mobil             Maritime               Consolidating
                          Corporation    Exxon    Financial                  and
                             Parent     Capital   Holdings,  All Other    Eliminating
                           Guarantor  Corporation    Inc.   Subsidiaries  Adjustments Consolidated
                          ___________ ___________ _________ ____________ ____________ ____________
                                          (millions of dollars)

Condensed consolidated statement of income for three months ended June 30, 2000
_______________________________________________________________________________
Revenue
  Sales and other
    operating revenue,
    including excise taxes $  8,984    $      -   $      -    $ 45,952     $      -    $ 54,936
  Earnings from equity
    interests and other
    revenue                   3,335           -          7         914       (3,236)      1,020
  Intercompany revenue          681         228         21      20,460      (21,390)          -
                           ________    ________   ________    ________     ________    ________
       Total revenue         13,000         228         28      67,326      (24,626)     55,956
                           ________    ________   ________    ________     ________    ________
Costs and other deductions
  Crude oil and product
    purchases                 5,314           -          -      39,031      (18,005)     26,340
  Operating expenses          1,469           -          -       5,053       (2,066)      4,456
  Selling, general and
    administrative expenses     362           1         (1)      2,537          (69)      2,830
  Depreciation and
    depletion                   353           1          -       1,585            -       1,939
  Exploration expenses,
    including dry holes           7           -          -         159            -         166
  Merger related expenses       117           -          -          85            -         202
  Interest expense              377         208         29         762       (1,250)        126
  Excise taxes                  677           -          -       4,780            -       5,457
  Other taxes and duties          2           -          -       7,622            -       7,624
  Income applicable to
    minority and preferred
    interests                     -           -          -         110            -         110
                           ________    ________   ________    ________     ________    ________
       Total costs and
        other deductions      8,678         210         28      61,724      (21,390)     49,250
                           ________    ________   ________    ________     ________    ________
Income before income taxes    4,322          18          -       5,602       (3,236)      6,706
  Income taxes                  322           5         (2)      2,381            -       2,706
                           ________    ________   ________    ________     ________    ________
Income before
  extraordinary item          4,000          13          2       3,221       (3,236)      4,000
  Extraordinary gain, net
    of income tax               530           -          -         291         (291)        530
                           ________    ________   ________    ________     ________    ________
Net income                 $  4,530    $     13   $      2    $  3,512     $ (3,527)   $  4,530
                           ========    ========   ========    ========     ========    ========


Condensed consolidated statement of income for six months ended June 30, 2001
_____________________________________________________________________________
Revenue
  Sales and other
    operating revenue,
    including excise taxes $ 18,733    $      -   $      -    $ 92,444     $      -    $111,177
  Earnings from equity
    interests and other
    revenue                   8,039           -         27       2,023       (7,782)      2,307
  Intercompany revenue        2,362         548         38      54,883      (57,831)          -
                           ________    ________   ________    ________     ________    ________
       Total revenue         29,134         548         65     149,350      (65,613)    113,484
                           ________    ________   ________    ________     ________    ________
Costs and other deductions
  Crude oil and product
    purchases                11,550           -          -      91,093      (52,034)     50,609
  Operating expenses          3,178           1          1       8,601       (2,166)      9,615
  Selling, general and
    administrative expenses   1,056           1          -       5,218            -       6,275
  Depreciation and depletion    764           2          1       3,080            -       3,847
  Exploration expenses,
    including dry holes          83           -          -         463            -         546
  Merger related expenses        71           -          -         217            -         288
  Interest expense              703         513         59       2,503       (3,631)        147
  Excise taxes                1,258           -          -       9,262            -      10,520
  Other taxes and duties          7           -          -      16,243            -      16,250
  Income applicable to
    minority and preferred
    interests                     -           -          -         295            -         295
                           ________    ________   ________    ________     ________    ________
       Total costs and
        other deductions     18,670         517         61     136,975      (57,831)     98,392
                           ________    ________   ________    ________     ________    ________
Income before income taxes   10,464          31          4      12,375       (7,782)     15,092
  Income taxes                1,219          12         (8)      4,624            -       5,847
                           ________    ________   ________    ________     ________    ________
Income before
  extraordinary item          9,245          19         12       7,751       (7,782)      9,245
  Extraordinary gain, net
    of income tax               215           -          -           -            -         215
                           ________    ________   ________    ________     ________    ________
Net income                 $  9,460    $     19   $     12    $  7,751     $ (7,782)   $  9,460
                           ========    ========   ========    ========     ========    ========

                                                  SeaRiver
                          Exxon Mobil             Maritime               Consolidating
                          Corporation    Exxon    Financial                  and
                             Parent     Capital   Holdings,  All Other    Eliminating
                           Guarantor  Corporation    Inc.   Subsidiaries  Adjustments Consolidated
                          ___________ ___________ _________ ____________ ____________ ____________
                                          (millions of dollars)


Condensed consolidated statement of income for six months ended June 30, 2000
_____________________________________________________________________________
Revenue
  Sales and other
   operating revenue,
   including excise taxes  $ 17,092    $      -   $      -    $ 91,117     $      -    $108,209
  Earnings from equity
    interests and other
    revenue                   6,091           -         13       1,619       (5,895)      1,828
  Intercompany revenue        1,139         407         38      39,886      (41,470)          -
                           ________    ________   ________    ________     ________    ________
       Total revenue         24,322         407         51     132,622      (47,365)    110,037
                           ________    ________   ________    ________     ________    ________
Costs and other deductions
  Crude oil and product
    purchases                 9,903           -          -      78,218      (36,817)     51,304
  Operating expenses          2,765           -          -       8,330       (2,354)      8,741
  Selling, general and
    administrative expenses     800           1         (3)      4,978          (69)      5,707
  Depreciation and
    depletion                   689           2          1       3,375            -       4,067
  Exploration expenses,
    including dry holes          41           -          -         335            -         376
  Merger related expenses       314           -          -         418            -         732
  Interest expense              688         370         57       1,415       (2,230)        300
  Excise taxes                1,405           -          -       9,545            -      10,950
  Other taxes and duties          5           -          -      15,701            -      15,706
  Income applicable to
    minority and preferred
    interests                     -           -          -         182            -         182
                           ________    ________   ________    ________     ________    ________
       Total costs and
        other deductions     16,610         373         55     122,497      (41,470)     98,065
                           ________    ________   ________    ________     ________    ________
Income before income taxes    7,712          34         (4)     10,125       (5,895)     11,972
  Income taxes                  687           9         (6)      4,257            -       4,947
                           ________    ________   ________    ________     ________    ________
Income before
  extraordinary item          7,025          25          2       5,868       (5,895)      7,025
  Extraordinary gain, net
    of income tax               985           -          -         721         (721)        985
                           ________    ________   ________    ________     ________    ________
Net income                 $  8,010    $     25   $      2    $  6,589     $ (6,616)   $  8,010
                           ========    ========   ========    ========     ========    ========

                                                  SeaRiver
                          Exxon Mobil             Maritime               Consolidating
                          Corporation    Exxon    Financial                  and
                             Parent     Capital   Holdings,  All Other    Eliminating
                           Guarantor  Corporation    Inc.   Subsidiaries  Adjustments Consolidated
                          ___________ ___________ _________ ____________ ____________ ____________
                                          (millions of dollars)

Condensed consolidated balance sheet as of June 30, 2001
________________________________________________________
Cash and cash equivalents  $  3,294    $      -   $      -   $  6,004     $       -     $  9,298
Notes and accounts
  receivable - net            3,904           -          -     17,505             -       21,409
Inventories                   1,259           -          -      7,136             -        8,395
Other current assets            168           -          9      2,043             -        2,220
                           ________    ________   ________   ________     _________     ________
       Total current
        assets                8,625           -          9     32,688             -       41,322
Property, plant and
  equipment - net            18,695         111          8     69,542             -       88,356
Investments and other
  assets                     85,976           -        584    317,348      (385,926)      17,982
Intercompany receivables      5,995      20,683      1,363    194,879      (222,920)           -
                           ________    ________   ________   ________     _________     ________
       Total assets        $119,291    $ 20,794   $  1,964   $614,457     $(608,846)    $147,660
                           ========    ========   ========   ========     =========     ========
Notes and loans payables   $      -    $     23   $      7   $  3,860     $       -     $  3,890
Accounts payable and
  accrued liabilities         3,396          11          1     21,899             -       25,307
Income taxes payable          1,502          21          -      4,894             -        6,417
                           ________    ________   ________   ________     _________     ________
       Total current
        liabilities           4,898          55          8     30,653             -       35,614
Long-term debt                1,234         266        972      4,817             -        7,289
Deferred income tax
  liabilities                 3,344          33        292     12,525             -       16,194
Other long-term liabilities   4,398           -          -     11,191             -       15,589
Intercompany payables        32,443      19,559        383    170,535      (222,920)           -
                           ________    ________   ________   ________     _________     ________
       Total liabilities     46,317      19,913      1,655    229,721      (222,920)      74,686

Earnings reinvested          93,006          75        (85)    44,160       (44,150)      93,006
Other shareholders'
  equity                    (20,032)        806        394    340,576      (341,776)     (20,032)
                           ________    ________   ________   ________     _________     ________
       Total shareholders'
        equity               72,974         881        309    384,736      (385,926)      72,974
                           ________    ________   ________   ________     _________     ________
       Total liabilities
        and shareholders'
        equity             $119,291    $ 20,794   $  1,964   $614,457     $(608,846)    $147,660
                           ========    ========   ========   ========     =========     ========


Condensed consolidated balance sheet as of December 31, 2000
____________________________________________________________
Cash and cash equivalents  $  4,235    $      -   $      -   $  2,845     $       -     $  7,080
Notes and accounts
  receivable - net            4,427           -          -     18,569             -       22,996
Inventories                   1,102           -          -      7,202             -        8,304
Other current assets            262           -         14      1,743             -        2,019
                           ________    ________   ________   ________     _________     ________
       Total current
        assets               10,026           -         14     30,359             -       40,399
Property, plant and
  equipment - net            18,559         113          9     71,148             -       89,829
Investments and other
  assets                     80,097           2        558    308,584      (370,469)      18,772
Intercompany receivables      9,339      19,124      1,355    212,790      (242,608)           -
                           ________    ________   ________   ________     _________     ________
       Total assets        $118,021    $ 19,239   $  1,936   $622,881     $(613,077)    $149,000
                           ========    ========   ========   ========     =========     ========
Notes and loans payables   $     60    $     74   $      7   $  6,020     $       -     $  6,161
Accounts payable and
  accrued liabilities         3,918           8          2     22,827             -       26,755
Income taxes payable            902           9          -      4,364             -        5,275
                           ________    ________   ________   ________     _________     ________
       Total current
        liabilities           4,880          91          9     33,211             -       38,191
Long-term debt                1,209         281        925      4,865             -        7,280
Deferred income tax
  liabilities                 3,334          31        292     12,785             -       16,442
Other long-term liabilities   4,428           9          -     11,893             -       16,330
Intercompany payables        33,413      17,965        412    190,818      (242,608)           -
                           ________    ________   ________   ________     _________     ________
       Total liabilities     47,264      18,377      1,638    253,572      (242,608)      78,243

Earnings reinvested          86,652          56        (96)    36,946       (36,906)      86,652
Other shareholders'
  equity                    (15,895)        806        394    332,363      (333,563)     (15,895)
                           ________    ________   ________   ________     _________     ________
       Total shareholders'
        equity               70,757         862        298    369,309      (370,469)      70,757
                           ________    ________   ________   ________     _________     ________
       Total liabilities
        and shareholders'
        equity             $118,021    $ 19,239   $  1,936   $622,881     $(613,077)    $149,000
                           ========    ========   ========   ========     =========     ========

                                                  SeaRiver
                          Exxon Mobil             Maritime               Consolidating
                          Corporation    Exxon    Financial                  and
                             Parent     Capital   Holdings,  All Other    Eliminating
                           Guarantor  Corporation    Inc.   Subsidiaries  Adjustments Consolidated
                          ___________ ___________ _________ ____________ ____________ ____________
                                          (millions of dollars)

Condensed consolidated statement of cash flows for six months ended June 30, 2001
_________________________________________________________________________________
Cash provided by/(used in)
  operating activities      $  3,214    $     31   $     37   $ 11,446     $   (484)    $ 14,244
                            ________    ________   ________   ________     ________     ________
Cash flows from investing
  activities
  Additions to property,
    plant and equipment       (1,040)          -          -     (3,330)           -       (4,370)
  Sales of long-term assets      514           -          -        231            -          745
  Net intercompany
    investing                  2,268      (1,559)        (8)      (680)         (21)           -
  All other investing, net       (23)          -          -        334            -          311
                            ________    ________   ________   ________     ________     ________
  Net cash provided by/
    (used in) investing
    activities                 1,719      (1,559)        (8)    (3,445)         (21)      (3,314)
                            ________    ________   ________   ________     ________     ________
Cash flows from financing
  activities
  Additions to long-term
    debt                           -           -          -        341            -          341
  Reductions in long-term
    debt                          (1)        (15)         -       (341)           -         (357)
  Additions/(reductions)
    in short-term debt
    - net                        (60)        (51)         -     (2,258)           -       (2,369)
  Cash dividends              (3,037)          -          -       (484)         484       (3,037)
  Net ExxonMobil shares
    sold/(acquired)           (2,776)          -          -          -            -       (2,776)
  Net intercompany
    financing activity             -       1,594        (29)    (1,586)          21            -
  All other financing, net         -           -          -       (368)           -         (368)
                            ________    ________   ________   ________     ________     ________
  Net cash provided
    by/(used in) financing
    activities                (5,874)      1,528        (29)    (4,696)         505       (8,566)
                            ________    ________   ________   ________     ________     ________
Effects of exchange rate
  changes on cash                  -           -          -       (146)           -         (146)
                            ________    ________   ________   ________     ________     ________
Increase/(decrease) in
  cash and cash equivalents $   (941)   $      -   $      -   $  3,159     $      -     $  2,218
                            ========    ========   ========   ========     ========     ========


Condensed consolidated statement of cash flows for six months ended June 30, 2000
_________________________________________________________________________________
Cash provided by/(used in)
  operating activities      $  4,692    $     33   $     48   $  6,902     $   (221)    $ 11,454
                            ________    ________   ________   ________     ________     ________
Cash flows from investing
  activities
  Additions to property,
    plant and equipment         (756)          -          -     (3,045)           -       (3,801)
  Sales of long-term assets    1,161           -          -      2,048            -        3,209
  Net intercompany
    investing                    179      (4,116)       (46)     3,951           32            -
  All other investing, net        93           -          -        606            -          699
                            ________    ________   ________   ________     ________     ________
  Net cash provided
    by/(used in) investing
    activities                   677      (4,116)       (46)     3,560           32          107
                            ________    ________   ________   ________     ________     ________
Cash flows from financing
  activities
  Additions to long-term
    debt                           -           -          -        143            -          143
  Reductions in long-term
    debt                           -           -          -       (280)           -         (280)
  Additions/(reductions)
    in short-term debt
    - net                       (978)         (6)         -     (3,194)           -       (4,178)
  Cash dividends              (3,063)          -          -       (221)         221       (3,063)
  Net ExxonMobil shares
    sold/(acquired)              195           -          -          -            -          195
  Net intercompany
    financing activity             -       4,089         (2)    (4,055)         (32)           -
  All other financing, net         -           -          -       (203)           -         (203)
                            ________    ________   ________   ________     ________     ________
  Net cash provided
    by/(used in) financing
    activities                (3,846)      4,083         (2)    (7,810)         189       (7,386)
                            ________    ________   ________   ________     ________     ________
Effects of exchange rate
  changes on cash                  -           -          -        (50)           -          (50)
                            ________    ________   ________   ________     ________     ________
Increase/(decrease) in
  cash and cash equivalents $  1,523    $      -   $      -   $  2,602     $      -     $  4,125
                            ========    ========   ========   ========     ========     ========

                           EXXON MOBIL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

                                             Second Quarter   First Six Months
                                             ______________   ________________
                                              2001     2000      2001     2000
                                             _____     ____      ____     ____
                                                  (millions of dollars)

Earnings including merger effects and special items
___________________________________________________
Upstream
   United States                           $ 1,111  $ 1,086   $ 2,739  $ 1,966
   Non-U.S.                                  1,739    1,679     3,889    3,553
Downstream
   United States                               844      594     1,253      776
   Non-U.S.                                    423      404     1,013      591
Chemicals
   United States                               149      238       194      419
   Non-U.S.                                    168      124       323      263
Other operations                               128      127       269      246
Corporate and financing                         (7)    (102)      (75)    (314)
Merger expenses                                (95)    (150)     (185)    (475)
Gain from required asset divestitures            0      530        40      985
                                           _______  _______   _______  _______
NET INCOME                                 $ 4,460  $ 4,530   $ 9,460  $ 8,010
                                           =======  =======   =======  =======
Net income per common share*               $  0.66  $  0.66   $  1.38  $  1.16
Net income per common share
   - assuming dilution*                    $  0.65  $  0.65   $  1.36  $  1.14

Merger effects and special items
________________________________
Chemicals
   United States                           $   100  $     0   $   100  $     0
   Non-U.S.                                     75        0        75        0
Merger expenses                                (95)    (150)     (185)    (475)
Gain from required asset divestitures            0      530        40      985
                                           _______  _______   _______  _______
TOTAL                                      $    80  $   380   $    30  $   510
                                           =======  =======   =======  =======
Earnings excluding merger effects and special items
___________________________________________________
Upstream
   United States                           $ 1,111  $ 1,086   $ 2,739  $ 1,966
   Non-U.S.                                  1,739    1,679     3,889    3,553
Downstream
   United States                               844      594     1,253      776
   Non-U.S.                                    423      404     1,013      591
Chemicals
   United States                                49      238        94      419
   Non-U.S.                                     93      124       248      263
Other operations                               128      127       269      246
Corporate and financing                         (7)    (102)      (75)    (314)
                                           _______  _______   _______  _______
TOTAL                                      $ 4,380  $ 4,150   $ 9,430  $ 7,500
                                           =======  =======   =======  =======
Earnings per common share*                 $  0.65  $  0.61   $  1.38  $  1.09
Earnings per common share
   - assuming dilution*                    $  0.64  $  0.60   $  1.36  $  1.07

* Prior year amounts restated to reflect two-for-one stock split effective June 20, 2001.

SECOND QUARTER 2001 COMPARED WITH SECOND QUARTER 2000

Exxon Mobil Corporation reported record second quarter results. Excluding merger effects and special items, estimated second quarter 2001 earnings of $4,380 million ($0.64 per share) increased $230 million (6 percent) from the second quarter of 2000. Including merger effects and special items, estimated second quarter net income of $4,460 million ($0.65 per share) was $70 million lower, primarily reflecting the absence of last year's gains on asset divestments required as a condition of the merger. These per share amounts reflect the two-for-one stock split effective June 20, 2001. Included in this year's second quarter net income were merger expenses and special items netting to a favorable $80 million, while last year's second quarter included net favorable merger effects of $380 million.

Revenue for the second quarter of 2001 totaled $56,184 million compared with $55,956 million in 2000. Capital and exploration expenditures of $2,834 million in the second quarter of 2001 were up $410 million, or 17 percent, compared with $2,424 million last year and were 13 percent higher than in the first quarter.

The improvement in earnings reflected higher U.S. natural gas realizations and refining margins, both of which were very strong early in the second quarter but declined significantly as the quarter progressed. The decline in these key earnings drivers along with crude oil prices has continued into the third quarter. Upstream volumes were higher excluding the effect of suspending natural gas production operations in the Aceh province in Indonesia due to security concerns. Capital expenditures were higher in line with full-year spending plans and company-wide operating cost efficiencies continued to increase.

Upstream earnings were $2,850 million, an increase of $85 million from last year, and represent a second quarter record. The higher earnings were driven by higher average natural gas realizations, particularly in the U.S. This was partly offset by lower average crude oil realizations, especially among heavier crude grades, and higher exploration expenses in future growth areas. Liquids production increased 1 percent with growth in West Africa, Kazakhstan and Canada. Natural gas volumes increased by about 4 percent absent the impact of the Aceh shutdown.

Downstream earnings of $1,267 million were also a second quarter record. These results were $269 million, or 27 percent higher than the same period a year ago, reflecting stronger refining and marketing margins, particularly in the U.S. Although average U.S. refining margins were well above last year's levels, there was significant margin erosion towards the end of the quarter. Refining margins remained weak in Asia-Pacific. Sales volumes were flat when adjusted for the impact of U.S. businesses divested as a regulatory requirement of the merger.

Chemicals earnings of $317 million included $175 million of net gains on asset management activities. Absent this special item, chemicals earnings of $142 million declined $220 million due to a significant deterioration in margins, particularly in the U.S., as higher natural gas prices drove up feedstock costs while product realizations declined. U.S. volumes decreased
6 percent reflecting weak economic conditions in the manufacturing sector. Outside the U.S., higher volumes were offset by lower margins and higher expenses associated with new capacity additions. Earnings from other operations were essentially unchanged from last year as higher volumes and coal realizations were offset by lower copper prices.

Second quarter net income included merger expenses of $95 million ($167 million before tax) and $175 million of special gains related to asset management activities in the chemicals segment.

In the second quarter, ExxonMobil continued its active investment program, spending $2,834 million on capital and exploration projects, compared with $2,424 million last year, reflecting higher spending in both the upstream and downstream.

During the quarter, the Corporation announced a two-for-one stock split and an additional two cents per share dividend (one cent per share on a post-split basis), both with a record date of June 20, 2001.

OTHER COMMENTS ON SECOND QUARTER COMPARISON

Upstream earnings benefited from higher natural gas realizations, up 25 percent from last year. The higher realizations were driven by higher U.S. gas prices, although these steadily declined during the quarter. Lower crude oil realizations and higher exploration expenses in growth areas were a partial offset.

Liquids production of 2,533 kbd (thousands of barrels per day) increased from 2,514 kbd in the second quarter of 2000. This increase reflected higher production in Equatorial Guinea, Nigeria, Kazakhstan and Canadian heavy oil operations, partly offset by natural field declines in mature areas. Worldwide gas production was up about 4 percent, primarily reflecting higher production in Europe, Australia, Canada and Qatar, before including the effect of suspending operations at the Arun facility in the Aceh province in Indonesia due to security concerns. On a year to year basis, including the effects of Arun, second quarter natural gas production was 9,131 mcfd (millions of cubic feet per day) in 2001, compared with 9,247 mcfd last year.

Earnings from U.S. upstream operations were $1,111 million, an increase of $25 million from the prior year. Upstream earnings outside the U.S. were $1,739 million, an increase of $60 million.

Downstream results improved by 27 percent from the second quarter of 2000 primarily reflecting stronger refining margins in the U.S. Asia-Pacific margins remained depressed. Refining margins in all regions declined throughout the quarter, particularly in the U.S., while improving marketing margins provided a partial offset. Petroleum product sales of 7,933 kbd decreased from 8,035 kbd in the second quarter of 2000. Absent the volumes from operations divested as a regulatory requirement of the merger, sales were flat.

U.S. downstream earnings were $844 million, up $250 million. Non-U.S. downstream earnings of $423 million were $19 million higher than last year.

Chemicals earnings, excluding a $175 million net gain on asset management activities, were $142 million, down $220 million from the same quarter a year ago as higher feedstock costs and energy costs, particularly in the U.S., put significant pressure on commodity margins. Prime product sales volumes of 6,418 kt (thousands of metric tons) were 3 percent below last year's level, reflecting a difficult U.S. market, partly offset by higher sales outside of the U.S. which were helped by recent capacity additions.

Earnings from other operations, including coal, minerals and power, totaled $128 million, compared with $127 million in the second quarter of 2000. Higher volumes from continuing operations and higher coal realizations were offset by lower copper prices.

Corporate and financing expenses of $7 million compared with $102 million last year, reflecting lower net interest costs due to lower debt levels and higher cash balances, and favorable foreign exchange effects.

During the period, the company's operating segments continued to benefit from reductions in the tax rates of several countries and favorable resolution of tax-related issues.

Second quarter net income included $95 million of after tax merger expenses and special gains of $175 million from asset management activities in chemicals.

During the second quarter of 2001, Exxon Mobil Corporation purchased
34.8 million shares of its common stock for the treasury at a gross cost of $1,516 million. These purchases were to offset shares issued in conjunction with company benefit plans and programs and to reduce the number of shares outstanding. Shares outstanding were reduced from 6,900 million at the end of the first quarter of 2001 to 6,871 million at the end of the second quarter. Purchases may be made in both the open market and through negotiated transactions, and may be discontinued at any time. The number of common shares reflect the two-for-one stock split which had a record date of June 20, 2001.

FIRST SIX MONTHS 2001 COMPARED WITH FIRST SIX MONTHS 2000

Excluding merger effects and special items, record first half 2001 earnings of $9,430 million ($1.36 per share) increased $1,930 million, or 26 percent from the first half of last year. Including merger effects and special items, first half net income of $9,460 million ($1.36 per share) increased $1,450 million. Included in this year's first half net income was a net favorable $30 million in merger effects and special items, while last year's first half included net favorable merger effects of $510 million.

Upstream earnings increased primarily due to higher natural gas realizations, particularly in the U.S., which reached historical highs at the beginning of 2001 but have eased over the first six months, ending the period below prior year levels. The impact of higher average gas realizations was slightly offset by lower crude oil realizations and higher exploration expenses in future growth areas. Liquids production of 2,574 kbd increased 16 kbd over the first half of 2000, reflecting higher production in West Africa, Kazakhstan and Canada, partly offset by natural field declines in mature areas and the decision early in the year to reduce gas plant processing to maximize natural gas sales. Absent the effect of suspending operations in the Aceh province of Indonesia due to security concerns, worldwide gas production was up about
3 percent, with increases in Europe, Australia, Canada and Qatar. Including the impact of lower Indonesia volumes, first half 2001 worldwide natural gas production of 10,612 mcfd compared with 10,696 mcfd in 2000.

Earnings from U.S. upstream operations for the first half of 2001 were $2,739 million, an increase of $773 million. Earnings outside the U.S. were $3,889 million, $336 million higher than last year.

Downstream earnings improved by 66 percent versus the first half of 2000, reflecting higher refining margins in the U.S., higher marketing margins, particularly outside the U.S., and improved refinery operations. Petroleum product sales of 7,959 kbd compared with 7,916 kbd in the first half of 2000. Excluding the effect of the required divestments, volumes were up 2 percent.

U.S. downstream earnings were $1,253 million, up $477 million. Earnings outside the U.S. of $1,013 million were $422 million higher than last year.

First half chemicals earnings were $517 million, including $175 million of net gains on asset management activities. Absent this special item, chemicals earnings were $342 million, $340 million lower than last year. Most of the reduction occurred in the U.S. as higher feedstock and energy costs put significant pressure on commodity margins. Prime product sales volumes of 12,951 kt were slightly below last year's level. Lower sales in the U.S., reflecting reduced industry demand, were largely offset by higher sales outside the U.S.

Earnings from other operations totaled $269 million, an increase of $23 million reflecting higher volumes from continuing operations and higher coal realizations, partly offset by lower copper prices. Corporate and financing expenses decreased $239 million to $75 million, reflecting lower net interest costs due to lower debt levels and higher cash balances, along with favorable foreign exchange and tax effects.

MERGER OF EXXON CORPORATION AND MOBIL CORPORATION

On November 30, 1999, a wholly-owned subsidiary of Exxon Corporation merged with Mobil Corporation so that Mobil became a wholly-owned subsidiary of Exxon (the "Merger"). At the same time, Exxon changed its name to Exxon Mobil Corporation. The Merger was accounted for as a pooling of interests.

In the second quarter of 2001, in association with the Merger, $167 million of before tax costs ($95 million after tax) were recorded as merger related expenses. In the second quarter of 2000, merger related expenses were $202 million before tax ($150 million after tax). For the six months ended June 30, 2001 merger related expenses totaled $288 million before tax
($185 million after tax). For the six months ended June 30, 2000, merger related expenses totaled $732 million ($475 million after tax).

The severance reserve balance at the end of the second quarter of 2001 is expected to be expended in 2001 and 2002. The following table summarizes the activity in the severance reserve for the six months ended June 30, 2001:

                 Opening                                  Balance at
                 Balance     Additions     Deductions     Period End
                 _______     _________     __________     __________
                             (millions of dollars)
                   317           67           170             214

Merger related expenses are expected to grow to approximately $2.5 billion before tax on a cumulative basis by 2002. Merger synergy initiatives, including cost savings, efficiency gains, and revenue enhancements, are on track.

Certain property -- primarily refining, marketing, pipeline and natural gas distribution assets -- were divested as a condition of the regulatory approval of the Merger by the U.S. Federal Trade Commission and the European Commission. For the six months ended June 30, 2001, the net after tax gain from required asset divestitures, all in the first quarter, totaled $40 million (including an income tax credit of $15 million), or $0.01 per common share. Second quarter 2000 included a net after tax gain of $530 million (net of $75 million of income taxes), or $0.08 per common share, from required asset divestments. For the six months ended June 30, 2000, the net after tax gain from required asset divestitures totaled $985 million (net of $624 million of income taxes), or $0.14 per common share. These merger related net gains from required asset divestitures have been reported as extraordinary items in accordance with accounting requirements for business combinations accounted for as a pooling of interests.

LIQUIDITY AND CAPITAL RESOURCES

Net cash generation before financing activities was $10,930 million in the first six months of 2001 versus $11,561 million in the same period last year. Operating activities provided net cash of $14,244 million, an increase of $2,790 million from the prior year, influenced by higher net income. Investing activities used net cash of $3,314 million, compared to cash provided of $107 million in the prior year, reflecting higher additions to property, plant, and equipment and the absence of proceeds from the asset divestments that were required as a condition of regulatory approval of the merger.

Net cash used in financing activities was $8,566 million in the first half of 2001 versus $7,386 million in the same period last year. The increase was driven by purchases of shares of ExxonMobil common stock, partially offset by lower debt reductions in the current year period versus last year.

During the first half of 2001, Exxon Mobil Corporation purchased 69.7 million shares of its common stock for the treasury at a gross cost of $2,958 million. These purchases were to offset shares issued in conjunction with company benefit plans and programs and to reduce the number of shares outstanding. Purchases may be made in both the open market and through negotiated transactions, and may be discontinued at any time.

Revenue for the first half of 2001 totaled $113,484 million compared to $110,037 million in the first half of 2000.

Capital and exploration expenditures were $5,350 million in the first half 2001 compared to $4,648 million in last year's first half. Given the breadth of ExxonMobil's portfolio of attractive growth opportunities, capital and exploration investments are expected to increase by 15 to 20 percent in 2001 versus 2000 and another 10 percent in 2002.

Total debt of $11.2 billion at June 30, 2001 decreased $2.3 billion from year-end 2000. The corporation's debt to total capital ratio was 12.8 percent at the end of the first half of 2001, compared to 15.4 percent at year-end 2000.

Although the corporation issues long-term debt from time to time and maintains a revolving commercial paper program, internally generated funds cover the majority of its financial requirements.

Litigation and other contingencies are discussed in note 7 to the unaudited condensed consolidated financial statements. There are no events or uncertainties known to management beyond those already included in reported financial information that would indicate a material change in future operating results or future financial condition.

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

                           EXXON MOBIL CORPORATION



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Information about market risks for the six months ended June 30, 2001 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2000.


                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         On May 21, 2001, the Puerto Rican Environmental Quality Board ("EQB")in Case No. OA-99-TE-102 issued an order alleging that Esso Standard Oil Company has failed to perform its obligations for investigation and remediation of alleged hydrocarbon contamination associated with underground storage tanks at the La Vega Esso Station, Barranquitas, Puerto Rico, in violation of the Puerto Rico Environmental Public Policy Act, Act No. 9 of June 18, 1970, as amended, 12 L.P.R.A. Sections 1121 et seq., and Underground Storage Tank Control Regulation and Water Quality Standards Regulation promulgated pursuant thereto. The EQB seeks a penalty of $75,960,000.

         On July 10, 2001, Mobil Oil Corporation was served by the State of New York in a case captioned State of New York v. Mobil Oil Corporation,
                                  __________________________________________
         et al. The case is pending in the New York State Supreme Court, 3rd
         _____
         District, Albany County, New York, Cause No. L-00054-01. The State alleges violations of Article 12 of the New York Navigation Law in connection with an underground storage tank clean-up in the City of Liberty, New York. In addition to seeking approximately $1.1 million in compensatory damages, the State is seeking statutory penalties of up to $25,000 for each offense for each day of violation.

         Refer to the relevant portions of Note 7 on pages 8 and 9 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of shareholders on May 30, 2001, the following proposals were voted upon. Votes are presented on a pre-split basis since the voting was before the June 20, 2001 effective date of the two-for-one stock split. Percentages are based on the total of the shares voted for and against.

         Concerning Election of Directors
                                                      Votes            Votes
            Nominees for Directors                   Cast For         Withheld
            ______________________                   ________         ________

            Michael J. Boskin                     2,809,088,501      28,452,094
            Rene Dahan                            2,810,220,563      27,320,032
            William T. Esrey                      2,809,687,874      27,852,721
            Donald V. Fites                       2,807,295,334      30,245,261
            Charles A. Heimbold, Jr.              2,808,130,956      29,409,639
            James R. Houghton                     2,809,407,888      28,132,707
            William R. Howell                     2,808,140,103      29,400,492
            Helene L. Kaplan                      2,751,863,231      85,677,364
            Reatha Clark King                     2,809,122,376      28,418,219
            Philip E. Lippincott                  2,809,170,486      28,370,109
            Harry J. Longwell                     2,809,550,007      27,990,588
            Marilyn Carlson Nelson                2,809,489,818      28,050,777
            Lee R. Raymond                        2,808,419,961      29,120,634
            Eugene A. Renna                       2,809,526,746      28,013,849
            Walter V. Shipley                     2,808,975,981      28,564,614

        Concerning Ratification of Independent Auditors

            Votes Cast For:                       2,761,310,680     98.0%
            Votes Cast Against:                      57,087,321      2.0%
            Abstentions:                             19,142,592
            Broker Non-Votes:                                 2

        Concerning Government Service

            Votes Cast For:                         101,107,058      4.4%
            Votes Cast Against:                   2,182,609,772     95.6%
            Abstentions:                             63,359,197
            Broker Non-Votes:                       490,464,568

        Concerning Two Director Nominees

            Votes Cast For:                          96,562,700      4.2%
            Votes Cast Against:                   2,195,209,686     95.8%
            Abstentions:                             55,303,641
            Broker Non-Votes:                       490,464,568

        Concerning Policy on Board Diversity

            Votes Cast For:                          214,825,773     9.6%
            Votes Cast Against:                    2,019,283,526    90.4%
            Abstentions:                             112,966,728
            Broker Non-Votes:                        490,464,568

        Concerning Amendment of EEO Policy

            Votes Cast For:                          290,271,760    13.0%
            Votes Cast Against:                    1,950,194,247    87.0%
            Abstentions:                             106,610,020
            Broker Non-Votes:                        490,464,568

        Concerning Executive Pay and Downsizing

            Votes Cast For:                          213,366,313     9.3%
            Votes Cast Against:                    2,069,583,496    90.7%
            Abstentions:                              64,126,218
            Broker Non-Votes:                        490,464,568

        Concerning Executive Compensation Factors

            Votes Cast For:                          215,915,010     9.5%
            Votes Cast Against:                    2,050,034,422    90.5%
            Abstentions:                              81,126,595
            Broker Non-Votes:                        490,464,568

        Concerning Additional Report on ANWR Drilling

            Votes Cast For:                          215,394,152     9.6%
            Votes Cast Against:                    2,035,008,315    90.4%
            Abstentions:                              96,673,560
            Broker Non-Votes:                        490,464,568

        Concerning Renewable Energy Sources

            Votes Cast For:                          199,035,075     8.9%
            Votes Cast Against:                    2,037,646,752    91.1%
            Abstentions:                             110,394,200
            Broker Non-Votes:                        490,464,568


See also pages 3 through 9 and pages 26 through 42 of the registrant's definitive proxy statement dated April 18, 2001.

Item 5.  Other Information

This selected financial data from Item 6 of the registrant's Annual Report on Form 10-K for 2000 has been restated to reflect the two-for-one stock split effective June 20, 2001. Restated data elements are marked with an asterisk (*).

                                             Years Ended December 31,
                               ________________________________________________
                                  2000      1999      1998      1997      1996
                                  ____      ____      ____      ____      ____
                                (millions of dollars, except per share amounts)

Sales and other operating
  revenue, including excise
  taxes                       $228,439  $182,529  $165,627  $197,732  $210,038

Net income
    Before extraordinary item
     and cumulative effect of
     accounting change        $ 15,990  $  7,910  $  8,144  $ 11,732  $ 10,474
    Extraordinary gain from
     required asset
     divestitures, net of
     income tax               $  1,730  $      -  $      -  $      -  $      -
    Cumulative effect of
     accounting change        $      -  $      -  $    (70) $      -  $      -
                              ________  ________  ________  ________  ________
    Net income                $ 17,720  $  7,910  $  8,074  $ 11,732  $ 10,474

Net income - per common share*
    Before extraordinary item
     and cumulative effect of
     accounting change        $   2.30  $   1.14  $   1.16  $   1.66  $   1.48
    Extraordinary gain, net
     of income tax            $   0.25  $      -  $      -  $      -  $      -
    Cumulative effect of
     accounting change        $      -  $      -  $  (0.01) $      -  $      -
                              ________  ________  ________  ________  ________
    Net income                $   2.55  $   1.14  $   1.15  $   1.66  $   1.48

Net income per common share
  - assuming dilution*
    Before extraordinary item
     and cumulative effect of
     accounting change        $   2.27  $   1.12  $   1.15  $   1.64  $   1.46
    Extraordinary gain, net
     of income tax            $   0.25  $      -  $      -  $      -  $      -
    Cumulative effect of
     accounting change        $      -  $      -  $  (0.01) $      -  $      -
                              ________  ________  ________  ________  ________
    Net income                $   2.52  $   1.12  $   1.14  $   1.64  $   1.46

Cash dividends per common
  share*                      $   0.88  $   0.84  $   0.83  $   0.81  $   0.77

Total assets                  $149,000  $144,521  $139,335  $143,751  $146,939

Long-term debt                $  7,280  $  8,402  $  8,532  $ 10,868  $ 11,986

Item 6.  Exhibits and Reports on Form 8-K

   a)    Exhibits

         Exhibit 3(i) - Restated Certificate of Incorporation, as restated
                        November 30, 1999, and as further amended effective June 20, 2001.

   b)    Reports on Form 8-K

         On April 2, 2001 the registrant filed a regulation FD disclosure in a Current Report on Form 8-K listing informational reports provided by the company and announcing a presentation to the investment community and media and the ExxonMobil annual meeting of shareholders.

                             EXXON MOBIL CORPORATION


                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          EXXON MOBIL CORPORATION




Date:  August 13, 2001                   /s/    DONALD D. HUMPHREYS
                              _______________________________________________
                              Donald D. Humphreys, Vice President, Controller
                                       and Principal Accounting Officer

                              EXXON MOBIL CORPORATION

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001



                                INDEX TO EXHIBITS




3(i). Restated Certificate of Incorporation, as restated November 30, 1999, and as further amended effective June 20, 2001.