Form 10-Q
period 2001-09-30
EXXON MOBIL CORP
filed 2001-11-13
CIK 34088

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

       ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                    OR

       (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________to________

                          Commission File Number 1-2256


                             EXXON MOBIL CORPORATION
              ____________________________________________________
             (Exact name of registrant as specified in its charter)



                      NEW JERSEY                       13-5409005
            ______________________________       _____________________
           (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)       Identification Number)


          5959 Las Colinas Boulevard, Irving, Texas          75039-2298
          _____________________________________________________________
          (Address of principal executive offices)           (Zip Code)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                       Outstanding as of September 30, 2001
_______________________________        ____________________________________
Common stock, without par value                  6,840,529,514

                            EXXON MOBIL CORPORATION

                                   FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



                              TABLE OF CONTENTS


                                                                        Page
                                                                       Number
                                                                       ______

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

   Condensed Consolidated Statement of Income                               3
    Three and nine months ended September 30, 2001 and 2000

   Condensed Consolidated Balance Sheet                                     4
    As of September 30, 2001 and December 31, 2000

   Condensed Consolidated Statement of Cash Flows                           5
    Nine months ended September 30, 2001 and 2000

   Notes to Condensed Consolidated Financial Statements                  6-17

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            18-24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        25


                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 25

Item 6.  Exhibits and Reports on Form 8-K                                  25

Signature                                                                  26

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            EXXON MOBIL CORPORATION
                    CONDENSED CONSOLIDATED STATEMENT OF INCOME
                             (millions of dollars)

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                         __________________  __________________
REVENUE                                       2001     2000       2001     2000
                                          ________ ________   ________ ________
Sales and other operating revenue,
    including excise taxes                $ 51,132 $ 57,497   $162,309 $165,706
Earnings from equity interests and
    other revenue                              981    1,071      3,288    2,899
                                          ________ ________   ________ ________
    Total revenue                           52,113   58,568    165,597  168,605
                                          ________ ________   ________ ________
COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases             22,839   27,927     73,448   79,231
Operating expenses                           4,481    4,049     14,096   12,790
Selling, general and administrative
    expenses                                 3,196    3,358      9,471    9,065
Depreciation and depletion                   1,957    1,901      5,804    5,968
Exploration expenses, including dry holes      318      235        864      611
Merger related expenses                        145      372        433    1,104
Interest expense                                76      108        223      408
Excise taxes                                 5,316    5,319     15,836   16,269
Other taxes and duties                       8,420    8,529     24,670   24,235
Income applicable to minority and
    preferred interests                        125       73        420      255
                                          ________ ________   ________ ________
    Total costs and other deductions        46,873   51,871    145,265  149,936
                                          ________ ________   ________ ________
INCOME BEFORE INCOME TAXES                   5,240    6,697     20,332   18,669
    Income taxes                             2,060    2,637      7,907    7,584
                                          ________ ________   ________ ________
INCOME BEFORE EXTRAORDINARY ITEM             3,180    4,060     12,425   11,085
    Extraordinary gain, net of income tax        0      430        215    1,415
                                          ________ ________   ________ ________
NET INCOME                                $  3,180 $  4,490   $ 12,640 $ 12,500
                                          ======== ========   ======== ========
NET INCOME PER COMMON SHARE (DOLLARS)*
    Before extraordinary gain             $   0.46 $   0.57   $   1.81 $   1.59
    Extraordinary gain, net of income tax     0.00     0.06       0.03     0.20
                                          ________ ________   ________ ________
    Net income                            $   0.46 $   0.63   $   1.84 $   1.79
                                          ======== ========   ======== ========
NET INCOME PER COMMON SHARE
    - ASSUMING DILUTION (DOLLARS)*
    Before extraordinary gain             $   0.46 $   0.57   $   1.79 $   1.57
    Extraordinary gain, net of income tax     0.00     0.06       0.03     0.20
                                          ________ ________   ________ ________
    Net income                            $   0.46 $   0.63   $   1.82 $   1.77
                                          ======== ========   ======== ========
DIVIDENDS PER COMMON SHARE*               $   0.23 $   0.22   $   0.68 $   0.66

* Prior year amounts restated to reflect two-for-one stock split implemented in June 2001.

                            EXXON MOBIL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                             (millions of dollars)

                                                        Sept. 30,      Dec. 31,
                                                            2001          2000
                                                       _________      ________
ASSETS
Current assets
   Cash and cash equivalents                            $  9,026      $  7,080
   Notes and accounts receivable - net                    20,512        22,996
   Inventories
     Crude oil, products and merchandise                   7,470         7,244
     Materials and supplies                                1,145         1,060
   Prepaid taxes and expenses                              2,174         2,019
                                                        ________      ________
     Total current assets                                 40,327        40,399
Property, plant and equipment - net                       89,533        89,829
Investments and other assets                              18,044        18,772
                                                        ________      ________
     TOTAL ASSETS                                       $147,904      $149,000
                                                        ========      ========
LIABILITIES
Current liabilities
   Notes and loans payable                              $  3,893      $  6,161
   Accounts payable and accrued liabilities               24,632        26,755
   Income taxes payable                                    6,040         5,275
                                                        ________      ________
     Total current liabilities                            34,565        38,191
Long-term debt                                             7,240         7,280
Deferred income tax liability                             16,138        16,442
Other long-term liabilities                               16,136        16,330
                                                        ________      ________
     TOTAL LIABILITIES                                    74,079        78,243
                                                        ________      ________
SHAREHOLDERS' EQUITY
Benefit plan related balances                               (182)         (235)
Common stock, without par value:
   Authorized:   9,000 million shares
   Issued:       8,019 million shares                      3,752         3,661
Earnings reinvested                                       94,609        86,652
Accumulated other nonowner changes in equity
   Cumulative foreign exchange translation adjustment     (5,724)       (4,862)
   Minimum pension liability adjustment                     (310)         (310)
   Unrealized gains/(losses) on stock investments            (90)          (17)
Common stock held in treasury:
      1,179 million shares at September 30, 2001         (18,230)
      1,089 million shares at December 31, 2000                        (14,132)
                                                        ________      ________
     TOTAL SHAREHOLDERS' EQUITY                           73,825        70,757
                                                        ________      ________
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $147,904      $149,000
                                                        ========      ========

The number of shares of common stock issued and outstanding at September 30, 2001 and December 31, 2000 (restated to reflect two-for-one stock split implemented in June 2001) were 6,840,529,514 and 6,930,006,228, respectively.

                             EXXON MOBIL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (millions of dollars)

                                                          Nine Months Ended
                                                             September 30,
                                                         ___________________
                                                             2001       2000
                                                         ________   ________
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                            $ 12,640   $ 12,500
   Depreciation and depletion                               5,804      5,968
   Changes in operational working capital, excluding
     cash and debt                                            832      1,732
   All other items - net                                      223     (3,338)
                                                         ________   ________
   Net cash provided by operating activities               19,499     16,862
                                                         ________   ________
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment              (6,863)    (5,836)
   Sales of subsidiaries, investments, and property,
     plant and equipment                                      888      3,714
   Other investing activities - net                            30        419
                                                         ________   ________
   Net cash provided by/(used in) investing activities     (5,945)    (1,703)
                                                         ________   ________
NET CASH GENERATION BEFORE FINANCING ACTIVITIES            13,554     15,159
                                                         ________   ________
CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to long-term debt                                338        159
   Reductions in long-term debt                              (403)      (383)
   Additions/(reductions) in short-term debt - net         (2,307)    (4,093)
   Cash dividends to ExxonMobil shareholders               (4,683)    (4,596)
   Cash dividends to minority interests                      (158)      (178)
   Changes in minority interests and sales/(purchases)
     of affiliate stock                                      (338)      (119)
   Net ExxonMobil shares sold/(acquired)                   (4,065)      (661)
                                                         ________   ________
   Net cash provided by/(used in) financing activities    (11,616)    (9,871)
                                                         ________   ________
Effects of exchange rate changes on cash                        8       (332)
                                                         ________   ________
Increase/(decrease) in cash and cash equivalents            1,946      4,956
Cash and cash equivalents at beginning of period            7,080      1,688
                                                         ________   ________
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  9,026   $  6,644
                                                         ========   ========
SUPPLEMENTAL DISCLOSURES
   Income taxes paid                                     $  6,539   $  4,211
   Cash interest paid                                    $    403   $    590

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

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (FAS 143), "Accounting for Asset Retirement Obligations". FAS 143 is required to be adopted by the corporation no later than January 1, 2003 and its primary impact will be to change the method of accruing for upstream site restoration costs. These costs are currently accrued ratably over the productive lives of the assets. Under FAS 143, the fair value of asset retirement obligations will be recorded as liabilities when they are incurred, which are typically at the time the assets are installed. Amounts recorded for the related assets will be increased by the amount of these obligations. Over time the liabilities will be accreted for the change in their present value and the initial capitalized costs will be depreciated over the useful lives of the related assets. The corporation is evaluating the impact of adopting
     FAS 143.

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

     In the third quarter of 2001, in association with the Merger, $145 million of before tax costs ($140 million after tax) were recorded as merger related expenses. In the third quarter of 2000, merger related expenses were $372 million before tax ($230 million after tax). For the nine months ended September 30, 2001 merger related expenses totaled $433 million before tax ($325 million after tax). For the nine months ended
     September 30, 2000, merger related expenses totaled $1,104 million
     ($705 million after tax).

     The severance reserve balance at the end of the third quarter of 2001 is expected to be expended in 2001 and 2002. The following table summarizes the activity in the severance reserve for the nine months ended September 30, 2001:

              Opening                               Balance at
              Balance    Additions    Deductions    Period End
              _______    _________    __________    __________
                          (millions of dollars)
                317         111          231           197

6.   Extraordinary Gain

     Third quarter 2001 results included no extraordinary gains. Third quarter 2000 included a net after tax gain of $430 million (including an income tax credit of $41 million), or $0.06 per common share, from asset divestments that were required as a condition of the regulatory approval of the Merger.

     For the nine months ended September 30, 2001, the net after tax gain from asset management activities in the chemicals segment and required asset divestitures totaled $215 million (including an income tax credit of $21 million), or $0.03 per common share. For the nine months ended September 30, 2000, the net after tax gain from required asset divestitures totaled $1,415 million (net of $583 million of income taxes), or $0.20 per common share. These net gains from asset management activities in the chemicals segment and required asset divestitures have been reported as extraordinary items in accordance with accounting requirements for business combinations accounted for as a pooling of interests.

7.   Litigation and Other Contingencies

     A number of lawsuits, including class actions, were brought in various courts against Exxon Mobil Corporation and certain of its subsidiaries relating to the accidental release of crude oil from the tanker Exxon Valdez in 1989. Essentially all of these lawsuits have now been resolved or are subject to appeal.

     On September 24, 1996, the United States District Court for the District of Alaska entered a judgment in the amount of $5.058 billion in the Exxon Valdez civil trial that began in May 1994. The District Court awarded approximately $19.6 million in compensatory damages to fisher plaintiffs, $38 million in prejudgment interest on the compensatory damages and $5 billion in punitive damages to a class composed of all persons and entities who asserted claims for punitive damages from the corporation as a result of the Exxon Valdez grounding. The District Court also ordered that these awards shall bear interest from and after entry of the judgment. The District Court stayed execution on the judgment pending appeal based on a $6.75 billion letter of credit posted by the corporation. ExxonMobil appealed the judgment. On November 7, 2001, the United States Court of Appeals for the Ninth Circuit vacated the punitive damage award as being excessive under the Constitution and remanded the case to the federal district court for it to determine the amount of the punitive damage award consistent with the Ninth Circuit's holding. The Ninth Circuit upheld the compensatory award.

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

     Under the October 8, 1991, civil agreement and consent decrees with the U.S. and Alaska governments, the corporation made the final payment of $70 million in the third quarter of 2001. This payment, along with prior payments, was charged against the provision that was previously established to cover the costs of the settlement.

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

8.  Nonowner Changes in Shareholders' Equity

                                          Three Months Ended  Nine Months Ended
                                             September 30,      September 30,
                                           _________________   ________________
                                               2001     2000     2001     2000
                                            _______  _______  _______  ________

Net income                                  $ 3,180  $ 4,490  $12,640  $12,500
Changes in other nonowner changes in equity
   Foreign exchange translation adjustment      657     (994)    (862)  (2,748)
   Minimum pension liability adjustment           0        0        0        0
   Unrealized gains/(losses) on stock
   investments                                 (146)       8      (73)      17
                                            _______  _______  _______  _______
Total nonowner changes in shareholders'
   equity                                   $ 3,691  $ 3,504  $11,705  $ 9,769
                                            =======  =======  =======  =======

9.  Earnings Per Share*

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        __________________   _________________
                                             2001     2000       2001     2000
                                          _______  _______    _______  _______
NET INCOME PER COMMON SHARE
Income before extraordinary item
  (millions of dollars)                   $ 3,180  $ 4,060    $12,425  $11,085

Weighted average number of common shares
  outstanding (million of shares)           6,852    6,960      6,883    6,958

Net income per common share (dollars)
  Before extraordinary gain               $  0.46  $  0.57    $  1.81  $  1.59
  Extraordinary gain, net of income tax      0.00     0.06       0.03     0.20
                                          _______  _______    _______  _______
  Net income                              $  0.46  $  0.63    $  1.84  $  1.79
                                          =======  =======    =======  =======
NET INCOME PER COMMON SHARE
  - ASSUMING DILUTION
Income before extraordinary item
  (millions of dollars)                   $ 3,180  $ 4,060    $12,425  $11,085
  Adjustment for assumed dilution              (1)       2         (3)      (8)
                                          _______  _______    _______  _______
Income available to common shares         $ 3,179  $ 4,062    $12,422  $11,077
                                          =======  =======    =======  =======
Weighted average number of common shares
  outstanding (millions of shares)          6,852    6,960      6,883    6,958
  Plus:  Issued on assumed exercise of
         stock options                         72       83         74       82
                                          _______  _______    _______  _______
Weighted average number of common shares
  outstanding                               6,924    7,043      6,957    7,040
                                          =======  =======    =======  =======
Net income per common share
  - assuming dilution (dollars)
  Before extraordinary gain               $  0.46  $  0.57    $  1.79  $  1.57
  Extraordinary gain, net of income tax      0.00     0.06       0.03     0.20
                                          _______  _______    _______  _______
  Net income                              $  0.46  $  0.63    $  1.82  $  1.77
                                          =======  =======    =======  =======

* Prior year amounts restated to reflect two-for-one stock split implemented in June 2001.

10.  Disclosures about Segments and Related Information

                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                        __________________    _________________
                                            2001      2000       2001      2000
                                         _______   _______    _______   _______
                                                 (millions of dollars)

EARNINGS AFTER INCOME TAX
  Upstream
    United States                       $    767  $  1,215   $  3,506  $  3,181
    Non-U.S.                               1,364     1,885      5,253     5,438
  Downstream
    United States                            390       392      1,643     1,168
    Non-U.S.                                 552       501      1,565     1,092
  Chemicals
    United States                             76       132        270       551
    Non-U.S.                                  80       132        403       395
  All Other                                  (49)      233          0       675
                                        ________  ________   ________  ________
  Corporate Total                       $  3,180  $  4,490   $ 12,640  $ 12,500
                                        ========  ========   ========  ========
Extraordinary gains included above:
  Chemicals
    United States                       $      0  $      0   $    100  $      0
    Non-U.S.                                   0         0         75         0
  All Other                                    0       430         40     1,415
                                        ________  ________   ________  ________
  Corporate Total                       $      0  $    430   $    215  $  1,415
                                        ========  ========   ========  ========
SALES AND OTHER OPERATING REVENUE
  Upstream
     United States                      $    971  $  1,341   $  4,672  $  3,532
     Non-U.S.                              2,991     3,405     10,892    10,520
  Downstream
     United States                        13,075    14,045     40,179    41,162
     Non-U.S.                             30,031    33,940     93,473    96,728
  Chemicals
     United States                         1,606     2,081      5,412     6,163
     Non-U.S.                              2,247     2,423      7,046     6,895
  All Other                                  211       262        635       706
                                        ________  ________   ________  ________
  Corporate Total                       $ 51,132  $ 57,497   $162,309  $165,706
                                        ========  ========   ========  ========
INTERSEGMENT REVENUE
  Upstream
     United States                      $  1,416  $  2,062   $  5,213  $  5,010
     Non-U.S.                              2,820     4,507      9,597    11,425
  Downstream
     United States                           888     1,118      3,272     3,790
     Non-U.S.                              4,744     3,380     13,589     8,257
  Chemicals
     United States                           390       851      1,734     2,219
     Non-U.S.                                540       554      1,642     1,458
  All Other                                   48        53        142       120

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

Condensed consolidated statement of income for three months ended September 30, 2001
____________________________________________________________________________________
Revenue
  Sales and other
   operating revenue,
   including excise taxes   $  8,112    $      -    $      -    $ 43,020    $      -    $ 51,132
  Earnings from equity
   interests and other
   revenue                     3,221           -           1         630      (2,871)        981
  Intercompany revenue           462          23          15      27,254     (27,754)          -
                            ________    ________    ________    ________    ________    ________
      Total revenue           11,795          23          16      70,904     (30,625)     52,113
                            ________    ________    ________    ________    ________    ________
Costs and other deductions
  Crude oil and product
   purchases                   4,729           -           -      42,923     (24,813)     22,839
  Operating expenses           1,464           1           -       4,427      (1,411)      4,481
  Selling, general
   and administrative
   expenses                      602           -           -       2,594           -       3,196
  Depreciation and depletion     415           2           1       1,539           -       1,957
  Exploration expenses,
   including dry holes            20           -           -         298           -         318
  Merger related expenses        118           -           -          91         (64)        145
  Interest expense               228          12          29       1,280      (1,473)         76
  Excise taxes                   699           -           -       4,617           -       5,316
  Other taxes and duties           4           -           -       8,416           -       8,420
  Income applicable to
   minority and preferred
   interests                       -           -           -         125           -         125
                            ________    ________    ________    ________    ________    ________
      Total costs and other
       deductions              8,279          15          30      66,310     (27,761)     46,873
                            ________    ________    ________    ________    ________    ________
Income before income taxes     3,516           8         (14)      4,594      (2,864)      5,240
  Income taxes                   336           3          (5)      1,726           -       2,060
                            ________    ________    ________    ________    ________    ________
Income before extraordinary
  item                         3,180           5          (9)      2,868      (2,864)      3,180
  Extraordinary gain, net
   of income tax                   -           -           -           -           -           -
                            ________    ________    ________    ________    ________    ________
Net income                  $  3,180    $      5    $     (9)   $  2,868    $ (2,864)   $  3,180
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

Condensed consolidated statement of income for three months ended September 30, 2000
____________________________________________________________________________________
Revenue
  Sales and other
   operating revenue,
   including excise taxes   $  9,563    $      -    $      -    $ 47,934    $      -    $ 57,497
  Earnings from equity
   interests and other
   revenue                     3,865           -          18         808      (3,620)      1,071
  Intercompany revenue         5,158         289          21      23,856     (29,324)          -
                            ________    ________    ________    ________    ________    ________
      Total revenue           18,586         289          39      72,598     (32,944)     58,568
                            ________    ________    ________    ________    ________    ________
Costs and other deductions
  Crude oil and product
   purchases                  10,204           -           -      43,870     (26,147)     27,927
  Operating expenses           1,464           2           1       3,441        (859)      4,049
  Selling, general and
   administrative expenses       548          (1)          3       2,842         (34)      3,358
  Depreciation and depletion     388           2           1       1,510           -       1,901
  Exploration expenses,
   including dry holes            49           -           -         186           -         235
  Merger related expenses        124           -           -         312         (64)        372
  Interest expense               360         266          30       1,672      (2,220)        108
  Excise taxes                   635           -           -       4,684           -       5,319
  Other taxes and duties           5           -           -       8,524           -       8,529
  Income applicable to
   minority and preferred
   interests                       -           -           -          73           -          73
                            ________    ________    ________    ________    ________    ________
      Total costs and
       other deductions       13,777         269          35      67,114     (29,324)     51,871
                            ________    ________    ________    ________    ________    ________
Income before income taxes     4,809          20           4       5,484      (3,620)      6,697
  Income taxes                   749           5          (3)      1,886           -       2,637
                            ________    ________    ________    ________    ________    ________
Income before extraordinary
  item                         4,060          15           7       3,598      (3,620)      4,060
  Extraordinary gain, net of
   income tax                    430           -           -         (31)         31         430
                            ________    ________    ________    ________    ________    ________
Net income                  $  4,490    $     15    $      7    $  3,567    $ (3,589)   $  4,490
                            ========    ========    ========    ========    ========    ========


Condensed consolidated statement of income for nine months ended September 30, 2001
___________________________________________________________________________________
Revenue
  Sales and other operating
   revenue, including excise
   taxes                    $ 26,845    $      -    $      -    $135,464    $      -    $162,309
  Earnings from equity
   interests and other
   revenue                    11,260           -          28       2,653     (10,653)      3,288
  Intercompany revenue         2,824         571          53      82,137     (85,585)          -
                            ________    ________    ________    ________    ________    ________
      Total revenue           40,929         571          81     220,254     (96,238)    165,597
                            ________    ________    ________    ________    ________    ________
Costs and other deductions
  Crude oil and product
   purchases                  16,279           -           -     134,016     (76,847)     73,448
  Operating expenses           4,642           2           1      13,028      (3,577)     14,096
  Selling, general and
   administrative expenses     1,658           1           -       7,812           -       9,471
  Depreciation and depletion   1,179           4           2       4,619           -       5,804
  Exploration expenses,
   including dry holes           103           -           -         761           -         864
  Merger related expenses        189           -           -         308         (64)        433
  Interest expense               931         525          88       3,783      (5,104)        223
  Excise taxes                 1,957           -           -      13,879           -      15,836
  Other taxes and duties          11           -           -      24,659           -      24,670
  Income applicable to
   minority and preferred
   interests                       -           -           -         420           -         420
                            ________    ________    ________    ________    ________    ________
      Total costs and
       other deductions       26,949         532          91     203,285     (85,592)    145,265
                            ________    ________    ________    ________    ________    ________
Income before income taxes    13,980          39         (10)     16,969     (10,646)     20,332
  Income taxes                 1,555          15         (13)      6,350           -       7,907
                            ________    ________    ________    ________    ________    ________
Income before extraordinary
  item                        12,425          24           3      10,619     (10,646)     12,425
  Extraordinary gain, net of
   income tax                    215           -           -           -           -         215
                            ________    ________    ________    ________    ________    ________
Net income                  $ 12,640    $     24    $      3    $ 10,619    $(10,646)   $ 12,640
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

Condensed consolidated statement of income for nine months ended September 30, 2000
___________________________________________________________________________________
Revenue
  Sales and other
   operating revenue,
   including excise taxes $ 26,655    $      -    $      -    $139,051    $      -    $165,706
  Earnings from equity
   interests and other
   revenue                   9,956           -          31       2,427      (9,515)      2,899
  Intercompany revenue       6,297         696          59      63,742     (70,794)          -
                          ________    ________    ________    ________    ________    ________
      Total revenue         42,908         696          90     205,220     (80,309)    168,605
                          ________    ________    ________    ________    ________    ________
Costs and other deductions
  Crude oil and product
   purchases                20,107           -           -     122,088     (62,964)     79,231
  Operating expenses         4,229           2           1      11,771      (3,213)     12,790
  Selling, general and
   administrative expenses   1,348           -           -       7,820        (103)      9,065
  Depreciation and
   depletion                 1,077           4           2       4,885           -       5,968
  Exploration expenses,
   including dry holes          90           -           -         521           -         611
  Merger related expenses      438           -           -         730         (64)      1,104
  Interest expense           1,048         636          87       3,087      (4,450)        408
  Excise taxes               2,040           -           -      14,229           -      16,269
  Other taxes and duties        10           -           -      24,225           -      24,235
  Income applicable to
   minority and preferred
   interests                     -           -           -         255           -         255
                          ________    ________    ________    ________    ________    ________
      Total costs and
       other deductions     30,387         642          90     189,611     (70,794)    149,936
                          ________    ________    ________    ________    ________    ________
Income before income taxes  12,521          54           -      15,609      (9,515)     18,669
  Income taxes               1,436          14          (9)      6,143           -       7,584
                          ________    ________    ________    ________    ________    ________
Income before
  extraordinary item        11,085          40           9       9,466      (9,515)     11,085
  Extraordinary gain, net
   of income tax             1,415           -           -         690        (690)      1,415
                          ________    ________    ________    ________    ________    ________
Net income                $ 12,500    $     40    $      9    $ 10,156    $(10,205)   $ 12,500
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
                                                 (millions of dollars)

Condensed consolidated balance sheet as of September 30, 2001
_____________________________________________________________
Cash and cash equivalents  $   2,162   $       -   $       -   $   6,864    $       -    $   9,026
Notes and accounts
  receivable - net             3,838           -           -      16,674            -       20,512
Inventories                    1,141           -           -       7,474            -        8,615
Other current assets             189           -          14       1,971            -        2,174
                           _________   _________   _________   _________    _________    _________
      Total current assets     7,330           -          14      32,983            -       40,327
Property, plant and
  equipment - net             18,877         110           7      70,539            -       89,533
Investments and other
  assets                      88,907           -         561     318,071     (389,495)      18,044
Intercompany receivables       6,092       1,525       1,397     224,132     (233,146)           -
                           _________   _________   _________   _________    _________    _________
      Total assets         $ 121,206   $   1,635   $   1,979   $ 645,725    $(622,641)   $ 147,904
                           =========   =========   =========   =========    =========    =========
Notes and loans payables   $       -   $      44   $       7   $   3,842    $       -    $   3,893
Accounts payable and
  accrued liabilities          3,418           2           1      21,211            -       24,632
Income taxes payable             641          24           -       5,375            -        6,040
                           _________   _________   _________   _________    _________    _________
      Total current
       liabilities             4,059          70           8      30,428            -       34,565
Long-term debt                 1,246         266         995       4,733            -        7,240
Deferred income tax
  liabilities                  3,412          33         292      12,401            -       16,138
Other long-term liabilities    4,488           -           -      11,648            -       16,136
Intercompany payables         34,176         379         383     198,208     (233,146)           -
                           _________   _________   _________   _________    _________    _________
      Total liabilities       47,381         748       1,678     257,418     (233,146)      74,079

Earnings reinvested           94,609          81         (93)     46,664      (46,652)      94,609
Other shareholders' equity   (20,784)        806         394     341,643     (342,843)     (20,784)
                           _________   _________   _________   _________    _________    _________
      Total shareholders'
       equity                 73,825         887         301     388,307     (389,495)      73,825
                           _________   _________   _________   _________    _________    _________
      Total liabilities
       and shareholders'
       equity              $ 121,206   $   1,635   $   1,979   $ 645,725    $(622,641)   $ 147,904
                           =========   =========   =========   =========    =========    =========


Condensed consolidated balance sheet as of December 31, 2000
____________________________________________________________
Cash and cash equivalents  $   4,235   $       -   $       -   $   2,845    $       -    $   7,080
Notes and accounts
  receivable - net             4,427           -           -      18,569            -       22,996
Inventories                    1,102           -           -       7,202            -        8,304
Other current assets             262           -          14       1,743            -        2,019
                           _________   _________   _________   _________    _________    _________
      Total current assets    10,026           -          14      30,359            -       40,399
Property, plant and
  equipment - net             18,559         113           9      71,148            -       89,829
Investments and other
  assets                      80,097           2         558     308,584     (370,469)      18,772
Intercompany receivables       9,339      19,124       1,355     212,790     (242,608)           -
                           _________   _________   _________   _________    _________    _________
      Total assets         $ 118,021   $  19,239   $   1,936   $ 622,881    $(613,077)   $ 149,000
                           =========   =========   =========   =========    =========    =========
Notes and loans payables   $      60   $      74   $       7   $   6,020    $       -    $   6,161
Accounts payable and
  accrued liabilities          3,918           8           2      22,827            -       26,755
Income taxes payable             902           9           -       4,364            -        5,275
                           _________   _________   _________   _________    _________    _________
      Total current
        liabilities            4,880          91           9      33,211            -       38,191
Long-term debt                 1,209         281         925       4,865            -        7,280
Deferred income tax
  liabilities                  3,334          31         292      12,785            -       16,442
Other long-term
  liabilities                  4,428           9           -      11,893            -       16,330
Intercompany payables         33,413      17,965         412     190,818     (242,608)           -
                           _________   _________   _________   _________    _________    _________
      Total liabilities       47,264      18,377       1,638     253,572     (242,608)      78,243

Earnings reinvested           86,652          56         (96)     36,946      (36,906)      86,652
Other shareholders' equity   (15,895)        806         394     332,363     (333,563)     (15,895)
                           _________   _________   _________   _________    _________    _________
      Total shareholders'
       equity                 70,757         862         298     369,309     (370,469)      70,757
                           _________   _________   _________   _________    _________    _________
      Total liabilities
       and shareholders'
        equity             $ 118,021   $  19,239   $   1,936   $ 622,881    $(613,077)   $ 149,000
                           =========   =========   =========   =========    =========    =========

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

Condensed consolidated statement of cash flows for nine months ended September 30, 2001
_______________________________________________________________________________________
Cash provided by/(used in)
  operating activities      $  3,751    $     32    $     71    $ 16,326     $   (681)    $ 19,499
                            ________    ________    ________    ________     ________     ________
Cash flows from investing
  activities
  Additions to property,
   plant and equipment        (1,549)          -           -      (5,314)           -       (6,863)
  Sales of long-term assets      531           -           -         357            -          888
  Net intercompany
   investing                   4,033      17,599         (42)    (20,205)      (1,385)           -
  All other investing, net       (31)          -           -          61            -           30
                            ________    ________    ________    ________     ________     ________
  Net cash provided
   by/(used in)investing
   activities                  2,984      17,599         (42)    (25,101)      (1,385)      (5,945)
                            ________    ________    ________    ________     ________     ________
Cash flows from financing
  activities
  Additions to long-term
   debt                            -           -           -         338            -          338
  Reductions in long-term
   debt                           (1)        (15)          -        (387)           -         (403)
  Additions/(reductions)
   in short-term debt
   - net                         (59)        (30)          -      (2,218)           -       (2,307)
  Cash dividends              (4,683)          -           -        (681)         681       (4,683)
  Net ExxonMobil shares
   sold/(acquired)            (4,065)          -           -           -            -       (4,065)
  Net intercompany
   financing activity              -     (17,586)        (29)     16,230        1,385            -
  All other financing, net         -           -           -        (496)           -         (496)
                            ________    ________    ________    ________     ________     ________
  Net cash provided
   by/(used in) financing
   activities                 (8,808)    (17,631)        (29)     12,786        2,066      (11,616)
                            ________    ________    ________    ________     ________     ________
Effects of exchange rate
  changes on cash                  -           -           -           8            -            8
                            ________    ________    ________    ________     ________     ________
Increase/(decrease) in
  cash and cash equivalents $ (2,073)   $      -    $      -    $  4,019     $      -     $  1,946
                            ========    ========    ========    ========     ========     ========


Condensed consolidated statement of cash flows for nine months ended September 30, 2000
_______________________________________________________________________________________
Cash provided
  by/(used in) operating
  activities                $  6,789    $     36    $     61    $ 10,489     $   (513)    $ 16,862
                            ________    ________    ________    ________     ________     ________
Cash flows from investing
  activities
  Additions to property,
   plant and equipment        (1,277)          -           -      (4,559)           -       (5,836)
  Sales of long-term assets    1,093           -           -       2,621            -        3,714
  Net intercompany
   investing                     617      (5,640)        (59)      4,024        1,058            -
  All other investing, net        21           -           -         398            -          419
                            ________    ________    ________    ________     ________     ________
  Net cash provided
   by/(used in) investing
   activities                    454      (5,640)        (59)      2,484        1,058       (1,703)
                            ________    ________    ________    ________     ________     ________
Cash flows from financing
  activities
  Additions to long-term
   debt                            -           -           -         159            -          159
  Reductions in long-term
   debt                          (51)       (179)          -        (153)           -         (383)
  Additions/(reductions)
   in short-term debt
   - net                        (973)         41           -      (3,161)           -       (4,093)
  Cash dividends              (4,596)          -           -        (513)         513       (4,596)
  Net ExxonMobil shares
   sold/(acquired)              (661)          -           -           -            -         (661)
  Net intercompany
   financing activity              -       5,742          (2)     (4,682)      (1,058)           -
  All other financing, net         -           -           -        (297)           -         (297)
                            ________    ________    ________    ________     ________     ________
  Net cash provided
   by/(used in) financing
   activities                 (6,281)      5,604          (2)     (8,647)        (545)      (9,871)
                            ________    ________    ________    ________     ________     ________
Effects of exchange rate
  changes on cash                  -           -           -        (332)           -         (332)
                            ________    ________    ________    ________     ________     ________
Increase/(decrease) in
  cash and cash equivalents $    962    $      -    $      -    $  3,994     $      -     $  4,956
                            ========    ========    ========    ========     ========     ========

                             EXXON MOBIL CORPORATION


Item 2.  Management's Discussion and Analysis of Financial Condition
	         and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

                                            Third Quarter    First Nine Months
                                            ______________   _________________
                                            2001      2000      2001      2000
                                            ____      ____      ____      ____
                                                  (millions of dollars)
Earnings including merger effects and special items
___________________________________________________
Upstream
   United States                         $   767   $ 1,215   $ 3,506   $ 3,181
   Non-U.S.                                1,364     1,885     5,253     5,438
Downstream
   United States                             390       392     1,643     1,168
   Non-U.S.                                  552       501     1,565     1,092
Chemicals
   United States                              76       132       270       551
   Non-U.S.                                   80       132       403       395
Other operations                             120       148       389       394
Corporate and financing                      (29)     (115)     (104)     (429)
Merger expenses                             (140)     (230)     (325)     (705)
Gain from required asset divestitures          0       430        40     1,415
                                         _______   _______   _______   _______
NET INCOME                               $ 3,180   $ 4,490   $12,640   $12,500
                                         =======   =======   =======   =======
Net income per common share*             $  0.46   $  0.63   $  1.84   $  1.79
Net income per common share
   - assuming dilution*                  $  0.46   $  0.63   $  1.82   $  1.77

Merger effects and special items
________________________________
Chemicals
   United States                         $     0   $     0   $   100   $     0
   Non-U.S.                                    0         0        75         0
Merger expenses                             (140)     (230)     (325)     (705)
Gain from required asset divestitures          0       430        40     1,415
                                         _______   _______   _______   _______
TOTAL                                    $  (140)  $   200   $  (110)  $   710
                                         =======   =======   =======   =======
Earnings excluding merger effects and special items
___________________________________________________
Upstream
   United States                         $   767   $ 1,215   $ 3,506   $ 3,181
   Non-U.S.                                1,364     1,885     5,253     5,438
Downstream
   United States                             390       392     1,643     1,168
   Non-U.S.                                  552       501     1,565     1,092
Chemicals
   United States                              76       132       170       551
   Non-U.S.                                   80       132       328       395
Other operations                             120       148       389       394
Corporate and financing                      (29)     (115)     (104)     (429)
                                         _______   _______   _______   _______
TOTAL                                    $ 3,320   $ 4,290   $12,750   $11,790
                                         =======   =======   =======   =======
Earnings per common share*               $  0.48   $  0.60   $  1.86   $  1.69
Earnings per common share
   - assuming dilution*                  $  0.48   $  0.60   $  1.84   $  1.67

* Prior year amounts restated to reflect two-for-one stock split implemented in June 2001.

THIRD QUARTER 2001 COMPARED WITH THIRD QUARTER 2000

Excluding merger effects, estimated third quarter 2001 earnings of $3,320 million ($0.48 per share) decreased $970 million from the record third quarter of 2000. Earnings per share declined by 20 percent reflecting the weakening economic and commodity price environment. Including merger effects, third quarter net income was $3,180 million ($0.46 per share). These per share amounts reflect the two-for-one stock split implemented in June 2001. Included in this year's third quarter net income were merger expenses of $140 million, while last year's third quarter included net favorable merger effects of $200 million.

Revenue for the third quarter of 2001 totaled $52,113 million compared with $58,568 million in 2000. Capital and exploration expenditures of $3,098 million in the third quarter of 2001 were up $452 million, or 17 percent, compared with $2,646 million last year and were 9 percent higher than in the second quarter.

ExxonMobil produced solid results in an adverse economic and commodity price environment. Excluding merger effects, third quarter 2001 earnings of $3,320 million were down $970 million. Per share earnings were down 20 percent. Net income of $3,180 million was $1,310 million lower. The reduction in earnings reflected lower crude oil and natural gas realizations, both of which declined significantly and tracked widely quoted price markers. The drop in crude oil prices was especially steep in the latter half of September.

Upstream volumes, on an oil-equivalent basis, were up 1 percent excluding the effect of reduced natural gas production operations in Indonesia due to security concerns. This performance is consistent with the increase in capacity from new projects which result in an annual average of 3 percent growth over the next several years. Actual production, however, is also affected by political and project start-up issues, as has been experienced this year. Capital expenditures were 17 percent higher than last year in line with full-year spending plans, and additional operating cost efficiencies were captured in all business lines.

Upstream earnings were $2,131 million, a decrease of $969 million from last year's record third quarter, reflecting lower average crude oil and natural gas realizations, in line with declines in industry markers. In the final weeks of the quarter, crude prices fell to their lowest levels in 20 months. Liquids production decreased 1 percent as growth from new capacity additions in Canada, Equatorial Guinea, Venezuela and Kazakhstan was offset by natural field decline in mature areas and the impacts of civil unrest on our operations. Natural gas volumes increased by about 3 percent absent the impact of reduced operations in the Aceh province of Indonesia due to security concerns.

Downstream earnings of $942 million were $49 million higher than the same period a year ago, as the impact of lower refining margins was more than offset by stronger marketing margins, particularly outside the U.S. Sales volumes were down 1 percent reflecting weakness late in the quarter, especially in transportation fuels.

Chemicals earnings of $156 million declined $108 million due to weaker commodity margins. U.S. volumes decreased 2 percent reflecting continued weakness in the manufacturing sector. Outside the U.S., volumes were higher reflecting capacity additions in Singapore and Saudi Arabia. Earnings from other operations of $120 million declined $28 million due primarily to lower copper prices.

Third quarter net income included merger expenses of $140 million.

In the third quarter, ExxonMobil continued its active investment program, spending $3,098 million on capital and exploration projects, compared with $2,646 million last year, with higher spending focused in the upstream.

During the quarter, the Corporation acquired 32.1 million shares at a gross cost of $1,315 million to offset the dilution associated with benefit plans and to reduce common stock outstanding.

OTHER COMMENTS ON THIRD QUARTER COMPARISON

Upstream earnings decreased $969 million to $2,131 million due to lower crude oil and natural gas realizations, down about 20 percent from last year. The lower natural gas realizations were driven by sharply lower North American prices.

Liquids production of 2,481 kbd (thousands of barrels per day) decreased from 2,497 kbd in the third quarter of 2000. Higher production in Canada, Equatorial Guinea, Venezuela and Kazakhstan was offset by natural field declines in mature areas and the impacts of civil unrest on operations. Worldwide gas production was up about 3 percent, excluding the effect of reduced operations at the Arun facility in Indonesia due to security concerns. Gas production was higher in Europe reflecting North Sea capacity additions. Including the effects of Arun, third quarter natural gas production was 8,597 mcfd (millions of cubic feet per day) in 2001, compared with 8,735 mcfd last year.

Earnings from U.S. upstream operations were $767 million, a decrease of $448 million from the prior year. Upstream earnings outside the U.S. were $1,364 million, a decrease of $521 million.

Downstream results improved by 5 percent from the third quarter of 2000 primarily reflecting higher marketing margins, particularly outside the U.S. Refining margins outside the U.S. declined and Asia-Pacific margins remained depressed. Petroleum product sales of 7,951 kbd decreased from 8,069 kbd in the third quarter of 2000 reflecting weakness late in the quarter, especially in transportation fuels.

U.S. downstream earnings were $390 million, down $2 million. Non-U.S. downstream earnings of $552 million were $51 million higher than last year.

Chemicals earnings were $156 million, down $108 million from the same quarter a year ago on softer commodity margins reflecting depressed economic conditions in the U.S. manufacturing sector as well as market weakness outside the U.S. Prime product sales volumes of 6,457 kt (thousands of metric tons) were above last year's level as higher sales outside of the U.S., helped by recent capacity additions, were partly offset by lower volumes in a difficult U.S. market.

Earnings from other operations, including coal, minerals and power, totaled $120 million, compared with $148 million in the third quarter of 2000. Higher coal production rates and realizations were offset by lower copper prices.

Corporate and financing expenses of $29 million compared with $115 million last year, reflecting lower net interest costs due to lower debt levels and higher cash balances, and favorable tax effects.

During the period, the company's operating segments continued to benefit from favorable resolution of tax-related issues.

Third quarter net income included $140 million of after tax merger expenses.

During the third quarter of 2001, Exxon Mobil Corporation purchased
32.1 million shares of its common stock for the treasury at a gross cost of $1,315 million. These purchases were to offset shares issued in conjunction with company benefit plans and programs and to reduce the number of shares outstanding. Shares outstanding were reduced from 6,871 million at the end of the second quarter of 2001 to 6,841 million at the end of the third quarter. Purchases may be made in both the open market and through negotiated transactions, and may be discontinued at any time. The number of common shares reflect the two-for-one stock split which had a record date of June 20, 2001.

FIRST NINE MONTHS 2001 COMPARED WITH FIRST NINE MONTHS 2000

Excluding merger effects and special items, record earnings of $12,750 million ($1.84 per share) for the first nine months of 2001 increased $960 million
(8 percent) from the first nine months of last year. Per share earnings increased 10 percent reflecting higher earnings and the results of the company's share buy back activity. Including merger effects and special items, net income of $12,640 million ($1.82 per share) for the first nine months of 2001 increased $140 million. This year's first nine months' net income included net unfavorable $110 million in merger effects and special items, while last year's first nine months' benefited from $710 million in net favorable merger effects.

Upstream earnings of $8,759 million increased $140 million or 2 percent primarily due to higher natural gas realizations, particularly in the U.S., which reached historical highs in January 2001 but have steadily dropped since then, ending the period below prior year levels. The impact of higher average gas realizations was largely offset by lower crude oil realizations, curtailed gas production and higher exploration expenses in future growth areas. Liquids production of 2,543 kbd increased 6 kbd over the first nine months of 2000, reflecting higher production in West Africa, Kazakhstan and Canada, partly offset by natural field declines in mature areas and the impact of civil unrest on operations. Absent the effect of reduced operations in the Aceh province of Indonesia due to security concerns, worldwide gas production was up about
3 percent, with increases in Europe, Australia, Canada and Qatar. Including the impact of lower Indonesia volumes, worldwide natural gas production of 9,918 mcfd for the first nine months of 2001 compared with 10,038 mcfd in 2000.

Earnings from U.S. upstream operations for the first nine months of 2001 were $3,506 million, an increase of $325 million. Earnings outside the U.S. were $5,253 million, $185 million lower than last year.

Downstream earnings improved by 42 percent versus the first nine months of 2000, reflecting higher refining margins in the U.S., higher marketing margins, particularly outside the U.S., and improved refinery operations. Petroleum product sales of 7,956 kbd compared with 7,967 kbd in the first nine months of 2000. Excluding the effect of the required merger related divestments in 2000, volumes were up 1 percent.

U.S. downstream earnings were $1,643 million, up $475 million. Earnings outside the U.S. of $1,565 million were $473 million higher than last year.

Chemicals earnings for the first nine months of 2001 were $673 million, including $175 million of net gains on asset management activities. Absent this special item, chemicals earnings were $498 million, $448 million lower than last year. Most of the reduction occurred in the U.S. as higher feedstock and energy costs and weakening demand conditions put significant pressure on commodity margins. Prime product sales volumes of 19,408 kt were 1 percent above last year's level, as higher sales outside the U.S., reflecting capacity additions in Singapore and Saudi Arabia, were partly offset by lower sales in the U.S.

Earnings from other operations totaled $389 million, a decrease of $5 million reflecting lower copper prices, partly offset by higher coal production rates and realizations. Corporate and financing expenses decreased $325 million to $104 million, reflecting lower net interest costs due to lower debt levels and higher cash balances, along with favorable foreign exchange and tax effects.

MERGER OF EXXON CORPORATION AND MOBIL CORPORATION

On November 30, 1999, a wholly-owned subsidiary of Exxon Corporation merged with Mobil Corporation so that Mobil became a wholly-owned subsidiary of Exxon (the "Merger"). At the same time, Exxon changed its name to Exxon Mobil Corporation. The Merger was accounted for as a pooling of interests.

In the third quarter of 2001, in association with the Merger, $145 million of before tax costs ($140 million after tax) were recorded as merger related expenses. In the third quarter of 2000, merger related expenses were $372 million before tax ($230 million after tax). For the nine months ended September 30, 2001 merger related expenses totaled $433 million before tax ($325 million after tax). For the nine months ended September 30, 2000, merger related expenses totaled $1,104 million ($705 million after tax).

The severance reserve balance at the end of the third quarter of 2001 is expected to be expended in 2001 and 2002. The following table summarizes the activity in the severance reserve for the nine months ended September 30, 2001:

                Opening                                  Balance at
                Balance     Additions     Deductions     Period End
                _______     _________     __________     __________
                              (millions of dollars)
                  317          111           231            197

Merger related expenses are expected to be approximately $2.7 billion before tax on a cumulative basis by 2002. Merger synergy initiatives, including cost savings, efficiency gains, and revenue enhancements, are on track.

Certain property -- primarily refining, marketing, pipeline and natural gas distribution assets -- were divested as a condition of the regulatory approval of the Merger by the U.S. Federal Trade Commission and the European Commission. For the nine months ended September 30, 2001, the net after tax gain from required asset divestitures, all in the first quarter, totaled $40 million (including an income tax credit of $15 million), or $0.01 per common share. Third quarter 2000 included a net after tax gain of $430 million (including an income tax credit of $41 million), or $0.06 per common share, from required asset divestments. For the nine months ended September 30, 2000, the net after tax gain from required asset divestitures totaled $1,415 million (net of $583 million of income taxes), or $0.20 per common share. These merger related net gains from required asset divestitures have been reported as extraordinary items in accordance with accounting requirements for business combinations accounted for as a pooling of interests.

LIQUIDITY AND CAPITAL RESOURCES

Net cash generation before financing activities was $13,554 million in the first nine months of 2001 versus $15,159 million in the same period last year. Operating activities provided net cash of $19,499 million, an increase of $2,637 million from the prior year. Investing activities used net cash of $5,945 million, compared to cash provided of $1,703 million in the prior year, reflecting higher additions to property, plant, and equipment and the absence of proceeds from the asset divestments that were required as a condition of regulatory approval of the merger.

Net cash used in financing activities was $11,616 million in the first nine months of 2001 versus $9,871 million in the same period last year. The increase was driven by higher purchases of shares of ExxonMobil common stock, partially offset by lower debt reductions in the current year period versus last year.

During the first nine months of 2001, Exxon Mobil Corporation purchased
101.8 million shares of its common stock for the treasury at a gross cost of $4,273 million. These purchases were to offset shares issued in conjunction with company benefit plans and programs and to reduce the number of shares outstanding. Purchases may be made in both the open market and through negotiated transactions, and may be discontinued at any time.

Revenue for the first nine months of 2001 totaled $165,597 million compared to $168,605 million in the first nine months of 2000.

Capital and exploration expenditures were $8,448 million in the first nine months 2001 compared to $7,294 million in last year's first nine months. Capital and exploration investments are expected to increase by approximately 15 percent in 2001 versus 2000.

Total debt of $11.1 billion at September 30, 2001 decreased $2.3 billion from year-end 2000. The corporation's debt to total capital ratio was 12.7 percent at the end of the first nine months of 2001, compared to 15.4 percent at year-end 2000.

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

                              EXXON MOBIL CORPORATION



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Information about market risks for the nine months ended
         September 30, 2001 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2000.


                             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         On September 27, 2001, the Louisiana Department of Environmental Quality ("LDEQ") issued a Notice of Potential Penalty ("NPP") in a proceeding captioned "In re: Chalmette Refining, LLC." The facility involved is a refinery in Chalmette, Louisiana that is operated and 50 percent-owned by a wholly owned subsidiary of the corporation. The primary issue in the proceeding is whether the refinery complied with the release reporting requirements under Louisiana's environmental laws and the refinery's water discharge permit with respect to discharges of pollutants into navigable waters of the state resulting from a leaking heat exchanger at the refinery. The other issues under the NPP include reporting of emergency conditions associated with a fire and complying with various water discharge permitting conditions to prevent an unauthorized discharge of pollutants into navigable waters. The LDEQ has not made a demand for specific penalties, although it is possible that the LDEQ could seek penalties in excess of $100,000.


         Refer to the relevant portions of Note 7 on pages 8 through 10 of this Quarterly Report on Form 10-Q for information on legal proceedings.


Item 6.  Exhibits and Reports on Form 8-K

   a)    Exhibits

         The registrant has no exhibits for the three month period ended September 30, 2001.

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



                                           EXXON MOBIL CORPORATION




Date: November 13, 2001                 /s/    DONALD D. HUMPHREYS
                               _______________________________________________
                               Donald D. Humphreys, Vice President, Controller
                                       and Principal Accounting Officer