Form 10-Q
period 2002-03-31
EXXON MOBIL CORP
filed 2002-05-14
CIK 34088

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-Q

       ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                     OR

       (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to _________

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



                             (972) 444-1000
       _____________________________________________________________
            (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                   Outstanding as of March 31, 2002
_______________________________      ________________________________
Common stock, without par value                6,782,021,295

                          EXXON MOBIL CORPORATION

                                 FORM 10-Q

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                              TABLE OF CONTENTS


                                                                    Page
                                                                   Number
                                                                   ______


                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statement of Income                     3
           Three months ended March 31, 2002 and 2001

         Condensed Consolidated Balance Sheet                           4
           As of March 31, 2002 and December 31, 2001

         Condensed Consolidated Statement of Cash Flows                 5
           Three months ended March 31, 2002 and 2001

         Notes to Condensed Consolidated Financial Statements        6-15

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        16-21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk    22


                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                             22

Item 6.  Exhibits and Reports on Form 8-K                              22

Signature                                                              23

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           EXXON MOBIL CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            (millions of dollars)

                                                           Three Months Ended
                                                                March 31,
                                                           __________________
                                                             2002        2001
                                                             ____        ____
REVENUE
Sales and other operating revenue,
    including excise taxes                                $42,718     $56,076
Earnings from equity interests and other revenue              813       1,224
                                                          _______     _______
    Total revenue                                          43,531      57,300
                                                          _______     _______
COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases                            18,013      24,878
Operating expenses                                          3,858       4,989
Selling, general and administrative expenses                3,138       3,060
Depreciation and depletion                                  2,020       1,976
Exploration expenses, including dry holes                     218         280
Merger related expenses                                        83         121
Interest expense                                               88          77
Excise taxes                                                4,791       5,294
Other taxes and duties                                      7,945       8,193
Income applicable to minority and preferred interests          15         212
                                                          _______     _______
    Total costs and other deductions                       40,169      49,080
                                                          _______     _______
INCOME BEFORE INCOME TAXES                                  3,362       8,220
    Income taxes                                            1,272       3,260
                                                          _______     _______
INCOME BEFORE EXTRAORDINARY ITEM                            2,090       4,960
    Extraordinary gain, net of income tax                       0          40
                                                          _______     _______
NET INCOME                                                $ 2,090     $ 5,000
                                                          =======     =======
NET INCOME PER COMMON SHARE (DOLLARS)*
    Before extraordinary gain                             $  0.30     $  0.71
    Extraordinary gain, net of income tax                    0.00        0.01
                                                          _______     _______
    Net income                                            $  0.30     $  0.72
                                                          =======     =======
NET INCOME PER COMMON SHARE
  - ASSUMING DILUTION (DOLLARS)*
    Before extraordinary gain                             $  0.30     $  0.70
    Extraordinary gain, net of income tax                    0.00        0.01
                                                          _______     _______
    Net income                                            $  0.30     $  0.71
                                                          =======     =======

DIVIDENDS PER COMMON SHARE*                               $  0.23     $  0.22

* Prior year amounts restated to reflect two-for-one stock split effective in June 2001.

                          EXXON MOBIL CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEET
                           (millions of dollars)

                                                         March 31,    Dec. 31,
                                                             2002         2001
                                                             ____         ____
ASSETS
Current assets
   Cash and cash equivalents                             $  6,622     $  6,547
   Notes and accounts receivable - net                     18,640       19,549
   Inventories
     Crude oil, products and merchandise                    7,154        6,743
     Materials and supplies                                 1,167        1,161
   Prepaid taxes and expenses                               1,872        1,681
                                                         ________     ________
     Total current assets                                  35,455       35,681
Property, plant and equipment - net                        89,253       89,602
Investments and other assets                               17,329       17,891
                                                         ________     ________
     TOTAL ASSETS                                        $142,037     $143,174
                                                         ========     ========
LIABILITIES
Current liabilities
   Notes and loans payable                               $  3,395     $  3,703
   Accounts payable and accrued liabilities                23,159       22,862
   Income taxes payable                                     3,624        3,549
                                                         ________     ________
     Total current liabilities                             30,178       30,114
Long-term debt                                              7,118        7,099
Deferred income tax liability                              16,162       16,359
Other long-term liabilities                                16,212       16,441
                                                         ________     ________
     TOTAL LIABILITIES                                     69,670       70,013
                                                         ________     ________
SHAREHOLDERS' EQUITY
Benefit plan related balances                                (139)        (159)
Common stock, without par value:
   Authorized:   9,000 million shares
   Issued:       8,019 million shares                       3,828        3,789
Earnings reinvested                                        96,245       95,718
Accumulated other nonowner changes in equity
   Cumulative foreign exchange translation adjustment      (6,077)      (5,947)
   Minimum pension liability adjustment                      (535)        (535)
   Unrealized losses on stock investments                     (56)        (108)
Common stock held in treasury:
      1,237 million shares at March 31, 2002              (20,899)
      1,210 million shares at December 31, 2001                        (19,597)
                                                         ________     ________
     TOTAL SHAREHOLDERS' EQUITY                            72,367       73,161
                                                         ________     ________
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $142,037     $143,174
                                                         ========     ========

The number of shares of common stock issued and outstanding at March 31, 2002 and December 31, 2001 were 6,782,021,295 and 6,808,565,611, respectively.

                           EXXON MOBIL CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (millions of dollars)

                                                           Three Months Ended
                                                                March 31,
                                                           __________________
                                                              2002      2001
                                                              ____      ____
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                               $ 2,090   $ 5,000
   Depreciation and depletion                                 2,020     1,976
   Changes in operational working capital, excluding
      cash and debt                                             872     1,678
   All other items - net                                       (358)       75
                                                            _______   _______
   Net cash provided by operating activities                  4,624     8,729
                                                            _______   _______
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment                (2,426)   (2,028)
   Sales of subsidiaries, investments, and property,
      plant and equipment                                       768       287
   Other investing activities - net                             421       649
                                                            _______   _______
   Net cash used in investing activities                     (1,237)   (1,092)
                                                            _______   _______
NET CASH GENERATION BEFORE FINANCING ACTIVITIES               3,387     7,637
                                                            _______   _______
CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to long-term debt                                   31       243
   Reductions in long-term debt                                 (15)     (214)
   Additions/(reductions) in short-term debt - net             (362)     (720)
   Cash dividends to ExxonMobil shareholders                 (1,563)   (1,522)
   Cash dividends to minority interests                         (58)      (63)
   Changes in minority interests and sales/(purchases)
      of affiliate stock                                         (7)      (16)
   Net ExxonMobil shares acquired                            (1,310)   (1,370)
                                                            _______   _______
   Net cash used in financing activities                     (3,284)   (3,662)
                                                            _______   _______
Effects of exchange rate changes on cash                        (28)     (149)
                                                            _______   _______
Increase/(decrease) in cash and cash equivalents                 75     3,826
Cash and cash equivalents at beginning of period              6,547     7,080
                                                            _______   _______
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 6,622   $10,906
                                                            =======   =======
SUPPLEMENTAL DISCLOSURES
   Income taxes paid                                        $ 1,644   $ 1,491
   Cash interest paid                                       $   153   $   166

                           EXXON MOBIL CORPORATION

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis Of Financial Statement Preparation

    These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the corporation's 2001 Annual Report on Form 10-K. In the opinion of the corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. The corporation's exploration and production activities are accounted for under the "successful efforts" method.

2.  Accounting Changes

    As of January 1, 2002, ExxonMobil adopted Financial Accounting Standards Board Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations", and No. 142 (FAS 142), "Goodwill and Other Intangible Assets". Under FAS 141, the pooling of interests method of accounting is no longer permitted and the purchase method must be used for business combinations initiated after June 30, 2001. Under FAS 142, goodwill and certain intangibles will no longer be amortized but will be subject to annual impairment tests. The effect of adoption of the new standards on the corporation's financial statements was negligible.

    As of January 1, 2002, ExxonMobil adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS 144 supercedes previous guidance related to the impairment or disposal of long-lived assets. For long-lived assets to be held and used, it resolves certain implementation issues of the former standards, but retains the basic requirements of recognition and measurement of impairment losses. For long-lived assets to be disposed of by sale, it broadens the definition of those disposals that should be reported separately as discontinued operations. There was no impact on the corporation of adopting FAS 144, except that future sales of long-lived assets may be required to be presented as discontinued operations, which would be a different presentation than under previous accounting standards.

3.  Recently Issued Statements of Financial Accounting Standards

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (FAS 143), "Accounting for Asset Retirement Obligations". FAS 143 is required to be adopted by the corporation no later than January 1, 2003 and its primary impact will be to change the method of accruing for upstream site restoration costs. These costs are currently accrued ratably over the productive lives of the assets. At the end of 2001, the cumulative amount accrued under this policy was approximately $3.2 billion. Under FAS 143, the fair value of asset retirement obligations will be recorded as liabilities when they are incurred, which are typically at the time the assets are installed. Amounts recorded for the related assets will be increased by the amount of these obligations. Over time the liabilities will be accreted for the change in their present value and the initial capitalized costs will be depreciated over the useful lives of the related assets. The corporation is evaluating the impact of adopting FAS 143.

4.  Merger of Exxon Corporation and Mobil Corporation

    On November 30, 1999, a wholly-owned subsidiary of Exxon Corporation merged with Mobil Corporation so that Mobil became a wholly-owned subsidiary of Exxon (the "Merger"). At the same time, Exxon changed its name to Exxon Mobil Corporation. The Merger was accounted for as a pooling of interests.

    In the first quarter of 2002, in association with the Merger, $83 million of before tax costs ($60 million after tax) were recorded as merger related expenses, including costs for rationalization of facilities and systems. In the first quarter of 2001, merger related costs were $121 million before tax ($90 million after tax). The severance reserve balance at the end of the first quarter of 2002 is expected to be expended in 2002. The following table summarizes the activity in the severance reserve for the quarter ended March 31, 2002:

               Opening                               Balance at
               Balance    Additions    Deductions    Period End
               _______    _________    __________    __________
                           (millions of dollars)
                 197          0            75            122

5.  Extraordinary Gains on Required Asset Divestitures

    First quarter 2002 results included no extraordinary gains. First quarter 2001 included a net after-tax gain of $40 million (including an income tax credit of $15 million), or $0.01 per common share, from asset divestments that were required as a condition of the regulatory approval of the Merger. These net gains on required divestments have been reported as extraordinary items in accordance with accounting requirements for business combinations accounted for as a pooling of interests.

6.  Litigation and Other Contingencies

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

    On December 19, 2000, a jury in Montgomery County, Alabama, returned a verdict against the corporation in a contract dispute over royalties in the amount of $87.69 million in compensatory damages and $3.42 billion in punitive damages in the case of Exxon Corporation v. State of Alabama, et al. The verdict was upheld by the trial court on May 4, 2001. ExxonMobil has appealed the judgment and believes it should be set aside or substantially reduced on factual and constitutional grounds. The Alabama Supreme Court heard oral arguments on the appeal on April 25, 2002. The ultimate outcome is not expected to have a materially adverse effect upon the corporation's operations or financial condition.

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

    Additionally, the corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the corporation's operations or financial condition. The corporation's outstanding unconditional purchase obligations at March 31, 2002, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

7.  Nonowner Changes in Shareholders' Equity

                                                            Three Months Ended
                                                                 March 31,
                                                            __________________
                                                               2002       2001
                                                               ____       ____
Net income                                                  $ 2,090    $ 5,000
Changes in other nonowner changes in equity
   Foreign exchange translation adjustment                     (130)    (1,005)
   Minimum pension liability adjustment                           0          0
   Unrealized gains/(losses) on stock investments                52         (7)
                                                            _______    _______
Total nonowner changes in shareholders' equity              $ 2,012    $ 3,988
                                                            =======    =======

8.  Earnings Per Share*

                                                           Three Months Ended
                                                                March 31,
                                                           __________________
                                                               2002      2001
                                                               ____      ____
NET INCOME PER COMMON SHARE
Income before extraordinary item (millions of dollars)      $ 2,090   $ 4,960

Weighted average number of common shares
   outstanding (millions of shares)                           6,793     6,912

Net income per common share (dollars)
   Before extraordinary gain                                $  0.30   $  0.71
   Extraordinary gain, net of income tax                       0.00      0.01
                                                            _______   _______
   Net income                                               $  0.30   $  0.72
                                                            =======   =======

NET INCOME PER COMMON SHARE - ASSUMING DILUTION
Income before extraordinary item (millions of dollars)      $ 2,090   $ 4,960
   Adjustment for assumed dilution                                0        (3)
                                                            _______   _______
Income available to common shares                           $ 2,090   $ 4,957
                                                            =======   =======

Weighted average number of common shares
   outstanding (millions of shares)                           6,793     6,912
   Plus:  Issued on assumed exercise of stock options            65        77
                                                            _______   _______
Weighted average number of common shares outstanding          6,858     6,989
                                                            =======   =======

Net income per common share
   - assuming dilution (dollars)
   Before extraordinary gain                                $  0.30   $  0.70
   Extraordinary gain, net of income tax                       0.00      0.01
                                                            _______   _______
   Net income                                               $  0.30   $  0.71
                                                            =======   =======

* Prior year amounts restated to reflect two-for-one stock split effective in June 2001.

9.  Disclosures about Segments and Related Information


                                                          Three Months Ended
                                                               March 31,
                                                          __________________
                                                             2002       2001
                                                             ____       ____
                                                        (millions of dollars)
EARNINGS AFTER INCOME TAX
  Upstream
    United States                                        $    444   $  1,628
    Non-U.S.                                                1,565      2,150
  Downstream
    United States                                              14        409
    Non-U.S.                                                  (42)       590
  Chemicals
    United States                                              70         45
    Non-U.S.                                                   62        155
  All Other                                                   (23)        23
                                                         ________   ________
  Corporate Total                                        $  2,090   $  5,000
                                                         ========   ========
Extraordinary gains included above:
  All Other                                              $      0   $     40

SALES AND OTHER OPERATING REVENUE
  Upstream
    United States                                        $    797   $  2,286
    Non-U.S.                                                2,923      4,497
  Downstream
    United States                                           9,568     12,729
    Non-U.S.                                               25,780     31,928
  Chemicals
    United States                                           1,476      1,965
    Non-U.S.                                                2,018      2,445
  All Other                                                   156        226
                                                         ________   ________
  Corporate Total                                        $ 42,718   $ 56,076
                                                         ========   ========
INTERSEGMENT REVENUE
  Upstream
    United States                                        $  1,113   $  1,564
    Non-U.S.                                                2,748      3,427
  Downstream
    United States                                           1,209      1,292
    Non-U.S.                                                3,890      4,032
  Chemicals
    United States                                             541        698
    Non-U.S.                                                  500        586
  All Other                                                    66         51

10. Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

    Exxon Mobil Corporation has fully and unconditionally guaranteed the 6.0% notes due 2005 ($106 million of long-term debt at March 31, 2002) and the 6.125% notes due 2008 ($160 million) of Exxon Capital Corporation and the deferred interest debentures due 2012 ($929 million) and the debt securities due 2003-2011 ($105 million long-term and $10 million short-term) of SeaRiver Maritime Financial Holdings, Inc. Exxon Capital Corporation and SeaRiver Maritime Financial Holdings, Inc. are
    100 percent owned subsidiaries of Exxon Mobil Corporation.

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

Condensed consolidated statement of income for three months ended March 31, 2002
________________________________________________________________________________
Revenue
  Sales and other operating
    revenue, including
    excise taxes             $1,844      $    -     $    -     $ 40,874     $       -    $ 42,718
  Earnings from equity
    interests and other
    revenue                   2,211           5          4          627        (2,034)        813
  Intercompany revenue        2,824          11          7       24,773       (27,615)          -
                             ______      ______     ______     ________     _________    ________
      Total revenue           6,879          16         11       66,274       (29,649)     43,531
                             ______      ______     ______     ________     _________    ________
Costs and other
  deductions
  Crude oil and product
    purchases                 2,574           -          -       40,851       (25,412)     18,013
  Operating expenses          1,123           -          -        3,808        (1,073)      3,858
  Selling, general and
    administrative
    expenses                    458           1          -        2,681            (2)      3,138
  Depreciation and
    depletion                   390           1          1        1,628             -       2,020
  Exploration expenses,
    including dry holes          43           -          -          175             -         218
  Merger related
    expenses                     16           -          -           70            (3)         83
  Interest expense              138           6         28        1,043        (1,127)         88
  Excise taxes                    -           -          -        4,791             -       4,791
  Other taxes and duties          3           -          -        7,942             -       7,945
  Income applicable to
    minority and
    preferred interests           -           -          -           15             -          15
                            _______      ______     ______      _______     _________    ________
    Total costs and
      other deductions        4,745           8         29       63,004       (27,617)     40,169
                            _______      ______     ______      ______      _________    ________
Income before income
  taxes                       2,134           8        (18)       3,270        (2,032)      3,362
  Income taxes                   44           3         (8)       1,233             -       1,272
                            _______      ______     ______      _______     _________     ________
Income before
  extraordinary item          2,090           5        (10)       2,037        (2,032)      2,090
  Extraordinary gain,
    net of income tax             -           -          -            -             -           -
                            _______      ______     ______      _______     _________    ________
Net income                  $ 2,090      $    5     $  (10)     $ 2,037     $  (2,032)   $  2,090
                            =======      ======     ======      =======     =========    ========

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

Condensed consolidated statement of income for three months ended March 31, 2001
________________________________________________________________________________
Revenue
  Sales and other operating
    revenue, including
    excise taxes           $  9,256     $     -    $     -     $ 46,820       $     -    $ 56,076
  Earnings from equity
    interests and other
    revenue                   4,352           -         16        1,063        (4,207)      1,224
  Intercompany revenue        1,128         294         21       27,346       (28,789)          -
                           ________     _______    _______     ________       _______    ________
      Total revenue          14,736         294         37       75,229       (32,996)     57,300
                            _______     _______    _______     ________       _______    ________
Costs and other
  deductions
  Crude oil and product
    purchases                 5,488           -          -       45,402       (26,012)     24,878
  Operating expenses          1,679           1          -        4,240          (931)      4,989
  Selling, general and
    administrative
    expenses                    509           -          -        2,551             -       3,060
  Depreciation and
    depletion                   376           1          1        1,598             -       1,976
  Exploration expenses,
    including dry holes          44           -          -          236             -         280
  Merger related
    expenses                     35           -          -           86             -         121
  Interest expense              380         275         31        1,237        (1,846)         77
  Excise taxes                  608           -          -        4,686             -       5,294
  Other taxes and duties          4           -          -        8,189             -       8,193
  Income applicable to
    minority and
    preferred interests           -           -          -          212             -         212
                            _______     _______    _______     ________       _______    ________
      Total costs and
        other deductions      9,123         277         32       68,437       (28,789)     49,080
                            _______     _______    _______     ________       _______    ________
Income before income
  taxes                       5,613          17          5        6,792        (4,207)      8,220
  Income taxes                  653           6         (4)       2,605             -       3,260
                           ________     _______    _______     ________       _______    ________
Income before
  extraordinary item          4,960          11          9        4,187        (4,207)      4,960
  Extraordinary gain,
    net of income tax            40           -          -           25           (25)         40
                           ________     _______    _______     ________       _______     _______
Net income                 $  5,000     $    11    $     9     $  4,212       $(4,232)    $ 5,000
                           ========     =======    =======     ========       =======     =======

                            Exxon                 SeaRiver
                            Mobil                 Maritime               Consolidating
                         Corporation    Exxon     Financial                   and
                            Parent     Capital    Holdings,  All Other    Eliminating
                          Guarantor  Corporation    Inc.    Subsidiaries  Adjustments Consolidated
                         ___________ ___________ __________ ____________ _____________ ___________
                                                (millions of dollars)

Condensed consolidated balance sheet as of March 31, 2002
_________________________________________________________
Cash and cash
  equivalents               $    937    $      -   $      -     $  5,685     $       -   $  6,622
Notes and accounts
  receivable - net             2,292           -          -       16,348             -     18,640
Inventories                    1,047           -          -        7,274             -      8,321
Prepaid taxes and
  expenses                       180           2         14        1,676             -      1,872
                            ________    ________   ________     ________     _________   ________
      Total current
        assets                 4,456           2         14       30,983             -     35,455
Property, plant and
  equipment - net             16,827         107          6       72,313             -     89,253
Investments and other
  assets                      94,544           -        556      326,445      (404,216)    17,329
Intercompany receivables       6,752       1,409      1,435      285,244      (294,840)         -
                            ________    ________   ________     ________     _________   ________
      Total assets          $122,579    $  1,518   $  2,011     $714,985     $(699,056)  $142,037
                            ========    ========   ========     ========     =========   ========
Notes and loan payables     $      -    $     10   $     10     $  3,375     $       -   $  3,395
Accounts payable and
  accrued liabilities          2,583           7          1       20,568             -     23,159
Income taxes payable             730           -          -        2,894             -      3,624
                            ________    ________   ________     ________     _________   ________
      Total current
        liabilities            3,313          17         11       26,837             -     30,178
Long-term debt                 1,271         266      1,034        4,547             -      7,118
Deferred income tax
  liabilities                  2,976          32        301       12,853             -     16,162
Other long-term
  liabilities                  4,371           -          -       11,841             -     16,212
Intercompany payables         38,281         307        382      255,870      (294,840)         -
                            ________    ________   ________     ________     _________   ________
      Total liabilities       50,212         622      1,728      311,948      (294,840)    69,670

Earnings reinvested           96,245          90       (111)      50,833       (50,812)    96,245
Other shareholders'
  equity                     (23,878)        806        394      352,204      (353,404)   (23,878)
                            ________    ________   ________     ________     _________   ________
      Total shareholders'
        equity                72,367         896        283      403,037      (404,216)    72,367
                            ________    ________   ________     ________     _________   ________
      Total liabilities
        and shareholders'
        equity              $122,579    $  1,518   $  2,011     $714,985     $(699,056)  $142,037
                            ========    ========   ========     ========     =========   ========



Condensed consolidated balance sheet as of December 31, 2001
____________________________________________________________
Cash and cash
  equivalents               $  1,375    $      -   $      -     $  5,172     $       -   $  6,547
Notes and accounts
  receivable - net             2,458           -          -       17,091             -     19,549
Inventories                      996           -          -        6,908             -      7,904
Prepaid taxes and
  expenses                       155           5          8        1,513             -      1,681
                            ________    ________   ________     ________     _________   ________
      Total current
        assets                 4,984           5          8       30,684             -     35,681
Property, plant and
  equipment - net             16,843         108          6       72,645             -     89,602
Investments and other
  assets                      92,844           -        552      323,689      (399,194)    17,891
Intercompany receivables       8,466       1,365      1,431      266,527      (277,789)         -
                            ________    ________   ________     ________     _________   ________
      Total assets          $123,137    $  1,478   $  1,997     $693,545     $(676,983)  $143,174
                            ========    ========   ========     ========     =========   ========
Notes and loan payables     $      -    $     35   $     10     $  3,658     $       -   $  3,703
Accounts payable and
  accrued liabilities          2,735           6          1       20,120             -     22,862
Income taxes payable             767           -          -        2,782             -      3,549
                            ________    ________   ________     ________     _________   ________
      Total current
        liabilities            3,502          41         11       26,560             -     30,114
Long-term debt                 1,258         266      1,008        4,567             -      7,099
Deferred income tax
  liabilities                  2,989          33        302       13,035             -     16,359
Other long-term
  liabilities                  4,373           -          -       12,068             -     16,441
Intercompany payables         37,854         248        382      239,305      (277,789)         -
                            ________    ________   ________     ________     _________   ________
      Total liabilities       49,976         588      1,703      295,535      (277,789)    70,013

Earnings reinvested           95,718          84       (100)      48,907       (48,891)    95,718
Other shareholders'
  equity                     (22,557)        806        394      349,103      (350,303)   (22,557)
                            ________    ________   ________     ________     _________   ________
      Total shareholders'
         equity               73,161         890        294      398,010      (399,194)    73,161
                            ________    ________   ________     ________     _________   ________
      Total liabilities
        and shareholders'
        equity              $123,137    $  1,478   $  1,997     $693,545     $(676,983)  $143,174
                            ========    ========   ========     ========     =========   ========

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

Condensed consolidated statement of cash flows for three months ended March 31, 2002
____________________________________________________________________________________
Cash provided by/(used in)
  operating activities       $   662     $    10    $     4     $  4,057      $   (109)  $  4,624
                             _______     _______    _______     ________      ________   ________
Cash flows from investing
  activities
  Additions to property,
    plant and equipment         (415)          -          -       (2,011)            -     (2,426)
  Sales of long-term assets       26           -          -          742             -        768
  Net intercompany
    investing                  2,162         (44)        (4)      (2,290)          176          -
  All other investing, net         -           -          -          421             -        421
                             _______     _______    _______     ________      ________   ________
    Net cash provided
      by/(used in)
     investing activities      1,773         (44)        (4)      (3,138)          176     (1,237)
                             _______     _______    _______     ________      ________   ________
Cash flows from financing
  activities
  Additions to long-term
    debt                           -           -          -           31             -         31
  Reductions in long-term
    debt                           -           -          -          (15)            -        (15)
  Additions/(reductions)
    in short-term
    debt - net                     -         (25)         -         (337)            -       (362)
  Cash dividends              (1,563)          -          -         (109)          109     (1,563)
  Net ExxonMobil shares
    (acquired)                (1,310)          -          -            -             -     (1,310)
  Net intercompany
    financing activity             -          59          -          117          (176)         -
  All other financing, net         -           -          -          (65)            -        (65)
                             _______     _______    _______     ________      ________   ________
    Net cash provided
      by/(used in)
     financing activities     (2,873)         34          -         (378)          (67)    (3,284)
                             _______     _______    _______     ________      ________   ________
Effects of exchange rate
  changes on cash                  -           -          -          (28)            -        (28)
                             _______     _______    _______     ________      ________   ________
Increase/(decrease) in
  cash and cash
  equivalents                $  (438)    $     -    $     -     $    513      $      -   $     75
                             =======     =======    =======     ========      ========   ========



Condensed consolidated statement of cash flows for three months ended March 31, 2001
____________________________________________________________________________________
Cash provided by/(used in)
  operating activities	      $ 2,052     $    14    $     27     $  6,921      $   (285)  $  8,729
                             _______     _______     _______     ________      ________   ________
Cash flows from investing
  activities
  Additions to property,
    plant and equipment         (445)          -           -       (1,583)            -     (2,028)
  Sales of long-term assets      110           -           -          177             -        287
  Net intercompany
    investing                  2,492      (2,887)          3          437           (45)         -
  All other investing, net       (12)          -           -          661             -        649
                             _______     _______     _______     ________      ________   ________
    Net cash provided
      by/(used in)
      investing activities     2,145      (2,887)          3         (308)          (45)    (1,092)
                             _______     _______     _______     ________      ________   ________
Cash flows from financing
  activities
  Additions to long-term
    debt                          -            -           -          243             -        243
  Reductions in long-term
    debt                          (1)        (12)          -         (201)            -       (214)
  Additions/(reductions)
    in short-term
    debt - net                     2         (23)          -         (699)            -       (720)
  Cash dividends              (1,522)          -           -         (285)          285     (1,522)
  Net ExxonMobil shares
    (acquired)                (1,370)          -           -            -             -     (1,370)
  Net intercompany
    financing activity             -       2,908         (30)      (2,923)           45          -
  All other financing, net         -           -           -          (79)            -        (79)
                             _______     _______     _______     ________      ________   ________
    Net cash provided
      by/(used in)
      financing activities    (2,891)      2,873         (30)      (3,944)          330     (3,662)
                             _______     _______     _______     ________      ________   ________
Effects of exchange rate
  changes on cash                  -           -           -         (149)            -       (149)
                             _______     _______     _______     ________      ________   ________
Increase/(decrease) in
  cash and cash
  equivalents                $ 1,306     $     -     $     -     $  2,520      $      -   $  3,826
                             =======     =======     =======     ========      ========   ========

                            EXXON MOBIL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

                                                             First Quarter
                                                         ____________________
                                                            2002        2001
                                                            ____        ____
                                                         (millions of dollars)
Earnings including merger effects
_________________________________
Upstream
   United States                                         $   444     $ 1,628
   Non-U.S.                                                1,565       2,150
Downstream
   United States                                              14         409
   Non-U.S.                                                  (42)        590
Chemicals
   United States                                              70          45
   Non-U.S.                                                   62         155
Other operations                                             153         141
Corporate and financing                                     (116)        (68)
Merger expenses                                              (60)        (90)
Gain from required asset divestitures                          0          40
                                                         _______     _______
NET INCOME                                               $ 2,090     $ 5,000
                                                         =======     =======

Net income per common share*                             $  0.30     $  0.72
Net income per common share
   - assuming dilution*                                  $  0.30     $  0.71

Merger effects
______________
Merger expenses                                          $   (60)    $   (90)
Gain from required asset divestitures                          0          40
                                                         _______     _______
TOTAL                                                    $   (60)    $   (50)
                                                         =======     =======
Earnings excluding merger effects
_________________________________
Upstream
   United States                                         $   444     $ 1,628
   Non-U.S.                                                1,565       2,150
Downstream
   United States                                              14         409
   Non-U.S.                                                  (42)        590
Chemicals
   United States                                              70          45
   Non-U.S.                                                   62         155
Other operations                                             153         141
Corporate and financing                                     (116)        (68)
                                                         _______     _______
TOTAL                                                    $ 2,150     $ 5,050
                                                         =======     =======

Earnings per common share*                               $  0.31     $  0.73
Earnings per common share
   - assuming dilution*                                  $  0.31     $  0.72

* Prior year amounts restated to reflect two-for-one stock split effective in June 2001.

REVIEW OF FIRST QUARTER 2002 RESULTS

Excluding merger effects, estimated first quarter 2002 earnings were $2,150 million ($0.31 per share), a decrease of $2,900 million from the record first quarter of 2001. Including merger effects, net income of $2,090 million ($0.30 per share) decreased $2,910 million.

Revenue for the first quarter of 2002 totaled $43,531 million compared with $57,300 million in 2001. Capital and exploration expenditures of $2,974 million in the first quarter of 2002 were up $458 million, or 18 percent, compared with $2,516 million last year. Upstream capital spending was up 28 percent consistent with plans to grow profitable production levels.

Excluding merger effects, ExxonMobil's first quarter 2002 earnings of $2,150 million were down $730 million from fourth quarter 2001 earnings of $2,880 million.

Compared with the fourth quarter of 2001, upstream earnings improved
$339 million, reflecting an upward trend in crude oil prices. Liquids volumes were also higher as production from new operations more than offset OPEC quota restrictions and natural field decline. Gas volumes were up 3 percent reflecting higher production in Indonesia and seasonal demand patterns in Europe.

Downstream results fell $1,047 million from the fourth quarter of 2001. Severely compressed industry refining and marketing margins were experienced worldwide and were the primary driver in the decline. Additionally, the absence of benefits from planned inventory reductions that occurred in the fourth quarter contributed to the decrease.

Industry conditions have improved in both the upstream and downstream thus far in the second quarter. Oil prices have remained above first quarter levels and natural gas prices in North America have also improved. Early in the quarter, we have seen recovery in some refining and marketing margins, although they remain at low levels, particularly in the Asia-Pacific region.

Excluding merger effects, ExxonMobil's first quarter 2002 earnings of $2,150 million were down $2,900 million from the record set last year. Net income was $2,090 million. The reduction in earnings reflected weakened conditions in all business segments, including lower crude oil prices, a sharp decline in natural gas realizations, and significantly weaker refining and marketing margins. Ample inventories, weakened demand and rapidly rising raw materials costs created the worst downstream conditions since the mid-80s. Capital expenditures increased in line with higher full-year spending plans, consistent with a disciplined, long-term focus on investing for profitable growth.

Upstream earnings were $2,009 million, a decrease of $1,769 million from the record first quarter 2001 results. Average realizations on crude oil sales were 20 percent lower than the prior year, and natural gas prices in North America fell about 70 percent from the historic highs reached during the same period last year. Liquids production, excluding the impact of OPEC quota restrictions, was consistent with plans. Natural gas volumes were down 3 percent due to a reduction in weather related demand in Europe and also were consistent with plans.

Downstream losses were $28 million, versus $999 million of earnings in last year's first quarter, reflecting historically weak industry-wide margin as product prices did not keep pace with rising crude prices. Refining margins dropped sharply in the U.S. and Europe, and remained depressed in Asia-Pacific with particular weakness in Japan.

First quarter marketing margins in the U.S. were down significantly from a year earlier, and also declined in other major markets worldwide. In total, the confluence of margin weakness in both the refining and marketing sectors led to a downstream margin environment that was the worst seen since the mid-80s. Worldwide sales volumes decreased 4 percent reflecting reduced weather related demand for heating oil and lower jet fuels sales. Earnings were also adversely affected by foreign exchange losses in Argentina.

Chemicals earnings of $132 million declined despite higher sales volumes which exceeded the record first quarter levels achieved last year. Margins remained depressed, with continuing pressure on product realizations. Outside the U.S., higher volumes reflecting capacity additions in Singapore and Saudi Arabia were more than offset by weaker margins. Earnings from other operations of $153 million increased slightly.

First quarter net income of $2,090 million included merger expenses of $60 million.

Although first quarter earnings were negatively affected by declines in prices and margins, ExxonMobil continued its vigorous pursuit of plans and programs to enhance shareholder value. Each of the businesses captured additional efficiencies in line with planned full-year targets. Capital and exploration expenditures increased 18 percent, including a 28 percent increase in the upstream, laying the groundwork for future profitable production growth.

In the first quarter, the Corporation acquired 35 million shares at a gross cost of $1,450 million to offset the dilution associated with benefit plans and to reduce common stock outstanding.

OTHER COMMENTS ON FIRST QUARTER 2002 COMPARED WITH FIRST QUARTER 2001

Upstream earnings were $2,009 million, significantly lower than the first quarter record achieved in 2001 reflecting a 20 percent decline in crude oil realizations and a 70 percent reduction in North America natural gas prices from their historic highs last year.

Liquids production of 2,538 kbd (thousands of barrels per day) decreased from 2,620 kbd in the first quarter of 2001. Higher production in Angola and Malaysia was offset by OPEC quota restrictions and natural field declines in mature areas. First quarter natural gas production of 11,744 mcfd (millions of cubic feet per day) compared with 12,119 mcfd last year. Improvements in Asia-Pacific volumes, partly from the absence of production curtailments due to security concerns at the Arun field in Indonesia, were offset by reduced demand in Europe and natural field decline in mature areas.

Earnings from U.S. upstream operations were $444 million, a decrease of $1,184 million from the prior year, reflecting the sharp decline in natural gas prices. Upstream earnings outside the U.S. were $1,565 million, a decrease of $585 million.

Downstream earnings decreased substantially from the first quarter of last year, reflecting significantly lower refining margins in the U.S. and Europe, with continued weakness in Asia-Pacific. Refining margins in Japan dropped sharply and marketing margins were depressed worldwide. Petroleum product sales were 7,697 kbd, 288 kbd lower than last year's first quarter due to lower demand in Asia-Pacific and Europe.

U.S. downstream earnings were $14 million, down $395 million. Non-U.S. downstream losses of $42 million were $632 million lower than last year's first quarter earnings of $590 million. In addition to refining and marketing margin effects, non-U.S. downstream results included negative foreign exchange effects in Argentina.

Chemicals earnings were $132 million, down $68 million from the same quarter a year ago reflecting continuing pressure on product realizations in the U.S. manufacturing sector as well as margin declines outside the U.S. Prime product sales volumes of 6,720 kt (thousands of metric tons) exceeded last year's record level, as declines in the U.S. were more than offset by increased sales outside of the U.S., helped by recent capacity additions.

Earnings from other operations, including coal, minerals and power, totaled $153 million, compared with $141 million last year. Corporate and financing expenses of $116 million compared with $68 million in 2001. The increase reflected the impact of higher pension expenses.

During the period, the company continued to benefit from favorable tax effects.

First quarter net income included $60 million of after-tax merger expenses, including costs for rationalization of facilities and systems.

MERGER OF EXXON CORPORATION AND MOBIL CORPORATION

On November 30, 1999, a wholly-owned subsidiary of Exxon Corporation merged with Mobil Corporation so that Mobil became a wholly-owned subsidiary of Exxon (the "Merger"). At the same time, Exxon changed its name to Exxon Mobil Corporation. The Merger was accounted for as a pooling of interests.

In the first quarter of 2002, in association with the Merger, $83 million of before tax costs ($60 million after tax) were recorded as merger related expenses, including costs for rationalization of facilities and systems. In the first quarter of 2001, merger related costs were $121 million before tax
($90 million after tax). The severance reserve balance at the end of the first quarter of 2002 is expected to be expended in 2002. The following table summarizes the activity in the severance reserve for the quarter ended
March 31, 2002:

             Opening                               Balance at
             Balance    Additions    Deductions    Period End
             _______    _________    __________    __________
                          (millions of dollars)
               197          0            75           122

Merger related expenses are expected to grow to approximately $2.9 billion before tax on a cumulative basis by the end of 2002. Merger synergy initiatives, including cost savings, efficiency gains, and revenue enhancements, are on track.

First quarter 2002 results included no extraordinary gains. First quarter 2001 included a net after-tax gain of $40 million (including an income tax credit of $15 million), or $0.01 per common share, from asset divestments that were required as a condition of the regulatory approval of the Merger. These net gains on required divestments have been reported as extraordinary items in accordance with accounting requirements for business combinations accounted for as a pooling of interests.

LIQUIDITY AND CAPITAL RESOURCES

Net cash generation before financing activities was $3,387 million in the first three months of 2002 versus $7,637 million in the same period last year. Operating activities provided net cash of $4,624 million, a decrease of $4,105 million from the prior year, influenced by lower net income. Investing activities used net cash of $1,237 million, compared to a net use of $1,092 million in the prior year, reflecting higher additions to property, plant, and equipment and higher asset divestment proceeds.

Net cash used in financing activities was $3,284 million in the first quarter of 2002 versus $3,662 million in the same quarter last year reflecting a lower level of debt reductions in the current year.

During the first quarter of 2002, Exxon Mobil Corporation purchased 35 million shares of its common stock for the treasury at a gross cost of $1,450 million. These purchases were to offset shares issued in conjunction with company benefit plans and programs and to reduce the number of shares outstanding. Shares outstanding were reduced from 6,809 million at the end of 2001 to 6,782 million at the end of the first quarter 2002. Purchases may be made in both the open market and through negotiated transactions, and may be discontinued at any time.

Revenue for the first quarter of 2002 totaled $43,531 million compared to $57,300 million in the first quarter 2001 reflecting significantly lower prices.

Capital and exploration expenditures were $2,974 million in the first quarter 2002 compared to $2,516 million in last year's first quarter. In 2002, capital and exploration investments are expected to increase by 10 percent over 2001 primarily driven by ExxonMobil's large portfolio of upstream projects.

Total debt of $10.5 billion at March 31, 2002 decreased $0.3 billion from year-end 2001. The corporation's debt to total capital ratio was 12.3 percent at the end of the first quarter of 2002, compared to 12.4 percent at year-end 2001.

Although the corporation issues long-term debt from time to time and maintains a revolving commercial paper program, internally generated funds cover the majority of its financial requirements.

Litigation and other contingencies are discussed in note 6 to the unaudited condensed consolidated financial statements. There are no events or uncertainties known to management beyond those already included in reported financial information that would indicate a material change in future operating results or future financial condition.

The corporation, as part of its ongoing asset management program, continues to evaluate its mix of assets for potential upgrade. Because of the ongoing nature of this program, dispositions will continue to be made from time to time which will result in either gains or losses. Asset management activities in the first quarter of 2002 included the sale of coal operations in Colombia. On May 2, 2002, the corporation announced that it has reached agreement to sell its affiliated companies that hold all of the interests in Compania Minera Disputada de las Condes Limitada (a Chile copper mining business) for $1.3 billion, plus future contingent payments in the event of higher future copper prices. The sale, which is subject to the completion of outstanding due diligence, the completion of a definitive sale and purchase agreement and required regulatory approvals, is expected to be completed by June 30, 2002.

FORWARD-LOOKING STATEMENTS

Statements in this discussion regarding expectations, plans and future events or conditions are forward-looking statements. Actual future results, including merger related expenses and synergies; financing sources; the resolution of contingencies; the effect of changes in prices, interest rates and other market conditions; and environmental and capital expenditures could differ materially depending on a number of factors, such as the outcome of commercial negotiations; changes in the supply of and demand for crude oil, natural gas and petroleum and petrochemical products; and other factors discussed above and discussed under the caption "Factors Affecting Future Results" in Item 1 of ExxonMobil's 2001 Form 10-K.

                           EXXON MOBIL CORPORATION


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Information about market risks for the three months ended
         March 31, 2002 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2001.


                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The Bay Area Air Quality Management District ("BAAQMD") issued approximately 17 notices of violations for alleged violations in 1998 and 1999 of various local, state and federal laws relating to control of air contaminants at the Benicia refinery that was formerly owned by the corporation. The amount of the penalty for which the corporation might ultimately be liable is unknown at this time, but penalties could be in excess of $100,000. Settlement discussions with the BAAQMD to resolve these matters are ongoing.

         Refer to the relevant portions of Note 6 on pages 7 through 9 of this Quarterly Report on Form 10-Q for further information on legal proceedings.


Item 6.  Exhibits and Reports on Form 8-K

  a)     Exhibits

         The registrant has no exhibits for the three month period ended March 31, 2002.

  b)     Reports on Form 8-K

         The registrant has not filed any reports on Form 8-K during the quarter.

                          EXXON MOBIL CORPORATION


SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        EXXON MOBIL CORPORATION



Date:  May 14, 2002
                                        /s/ DONALD D. HUMPHREYS
                           _______________________________________________
                           Donald D. Humphreys, Vice President, Controller
                                   and Principal Accounting Officer