Form 10-Q
period 2002-06-30
EXXON MOBIL CORP
filed 2002-08-13
CIK 34088

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

        ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2002

                                    OR

       (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________to________

                      Commission File Number 1-2256


                         EXXON MOBIL CORPORATION
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



                             (972) 444-1000
       _________________________________________________________________
            (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                     Outstanding as of June 30, 2002
_______________________________        _______________________________
Common stock, without par value                  6,757,441,303

                          EXXON MOBIL CORPORATION

                                 FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


                             TABLE OF CONTENTS

                                                                     Page
                                                                    Number
                                                                    ______

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

   Condensed Consolidated Statement of Income                            3
    Three and six months ended June 30, 2002 and 2001

   Condensed Consolidated Balance Sheet                                  4
    As of June 30, 2002 and December 31, 2001

   Condensed Consolidated Statement of Cash Flows                        5
    Six months ended June 30, 2002 and 2001

   Notes to Condensed Consolidated Financial Statements               6-16

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         17-23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     24


                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                              24

Item 4.  Submission of Matters to a Vote of Security Holders         25-26

Item 6.  Exhibits and Reports on Form 8-K                               26

Signature                                                               27

Index to Exhibits                                                       28

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         EXXON MOBIL CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                           (millions of dollars)

                                          Three Months Ended   Six Months Ended
                                                June 30,          June 30,
                                          __________________   ________________
                                               2002     2001      2002     2001
                                           ________ ________  ________ ________
REVENUE
Sales and other operating revenue,
    including excise taxes                 $ 50,077 $ 55,101  $ 92,795 $111,177
Earnings from equity interests and
    other revenue                               832    1,083     1,645    2,307
                                           ________ ________  ________ ________
    Total revenue                            50,909   56,184    94,440  113,484
                                           ________ ________  ________ ________
COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases              22,632   25,731    40,645   50,609
Operating expenses                            4,274    4,626     8,132    9,615
Selling, general and administrative
    expenses                                  3,310    3,215     6,448    6,275
Depreciation and depletion                    2,020    1,871     4,040    3,847
Exploration expenses, including dry holes       229      266       447      546
Merger related expenses                          41      167       124      288
Interest expense                                 51       70       139      147
Excise taxes                                  5,650    5,226    10,441   10,520
Other taxes and duties                        8,391    8,057    16,336   16,250
Income applicable to minority and preferred
    interests                                    17       83        32      295
                                           ________ ________  ________ ________
    Total costs and other deductions         46,615   49,312    86,784   98,392
                                           ________ ________  ________ ________
INCOME BEFORE INCOME TAXES                    4,294    6,872     7,656   15,092
    Income taxes                              1,654    2,587     2,926    5,847
                                           ________ ________  ________ ________
INCOME BEFORE EXTRAORDINARY ITEM              2,640    4,285     4,730    9,245
    Extraordinary gain, net of income tax         0      175         0      215
                                           ________ ________  ________ ________
NET INCOME                                 $  2,640 $  4,460  $  4,730 $  9,460
                                           ======== ========  ======== ========
NET INCOME PER COMMON SHARE (DOLLARS)
    Before extraordinary gain              $   0.40 $   0.64  $   0.70 $   1.35
    Extraordinary gain, net of income tax      0.00     0.02      0.00     0.03
                                           ________ ________  ________ ________
    Net income                             $   0.40 $   0.66  $   0.70 $   1.38
                                           ======== ========  ======== ========
NET INCOME PER COMMON SHARE
    - ASSUMING DILUTION (DOLLARS)
    Before extraordinary gain              $   0.39 $   0.63  $   0.69 $   1.33
    Extraordinary gain, net of income tax      0.00     0.02      0.00     0.03
                                           ________ ________  ________ ________
    Net income                             $   0.39 $   0.65  $   0.69 $   1.36
                                           ======== ========  ======== ========
DIVIDENDS PER COMMON SHARE                 $   0.23 $   0.23  $   0.46 $   0.45

                          EXXON MOBIL CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEET
                           (millions of dollars)

                                                          June 30,    Dec. 31,
                                                             2002         2001
                                                             ____         ____
ASSETS
Current assets
   Cash and cash equivalents                             $  5,700     $  6,547
   Notes and accounts receivable - net                     19,584       19,549
   Inventories
     Crude oil, products and merchandise                    7,412        6,743
     Materials and supplies                                 1,254        1,161
   Prepaid taxes and expenses                               2,187        1,681
                                                         ________     ________
     Total current assets                                  36,137       35,681
Property, plant and equipment - net                        93,190       89,602
Investments and other assets                               18,905       17,891
                                                         ________     ________
     TOTAL ASSETS                                        $148,232     $143,174
                                                         ========     ========
LIABILITIES
Current liabilities
   Notes and loans payable                               $  3,702     $  3,703
   Accounts payable and accrued liabilities                24,140       22,862
   Income taxes payable                                     3,400        3,549
                                                         ________     ________
     Total current liabilities                             31,242       30,114
Long-term debt                                              7,607        7,099
Deferred income tax liability                              17,381       16,359
Other long-term liabilities                                16,884       16,441
                                                         ________     ________
     TOTAL LIABILITIES                                     73,114       70,013
                                                         ________     ________
SHAREHOLDERS' EQUITY
Benefit plan related balances                                (117)        (159)
Common stock, without par value:
   Authorized:    9,000 million shares
   Issued:        8,019 million shares                      3,843        3,789
Earnings reinvested                                        97,327       95,718
Accumulated other nonowner changes in equity
   Cumulative foreign exchange translation adjustment      (3,424)      (5,947)
   Minimum pension liability adjustment                      (535)        (535)
   Unrealized losses on stock investments                     (17)        (108)
Common stock held in treasury:
     1,262 million shares at June 30, 2002                (21,959)
     1,210 million shares at December 31, 2001                         (19,597)
                                                         ________     ________
     TOTAL SHAREHOLDERS' EQUITY                            75,118       73,161
                                                         ________     ________
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $148,232     $143,174
                                                         ========     ========

The number of shares of common stock issued and outstanding at June 30, 2002 and December 31, 2001 were 6,757,441,303 and 6,808,565,611, respectively.

                            EXXON MOBIL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (millions of dollars)

<CAPTION.

                                                             Six Months Ended
                                                                 June 30,
                                                             ________________
                                                               2002      2001
                                                               ____      ____
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                              $  4,730  $  9,460
   Depreciation and depletion                                 4,040     3,847
   Changes in operational working capital, excluding
     cash and debt                                               88     1,256
   All other items - net                                       (118)     (319)
                                                           ________  ________
   Net cash provided by operating activities                  8,740    14,244
                                                           ________  ________
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment                (5,263)   (4,370)
   Sales of subsidiaries, investments, and property,
     plant and equipment                                        878       745
   Other investing activities - net                              15       311
                                                           ________  ________
   Net cash used in investing activities                     (4,370)   (3,314)
                                                           ________  ________
NET CASH GENERATION BEFORE FINANCING ACTIVITIES               4,370    10,930
                                                           ________  ________
CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to long-term debt                                  368       341
   Reductions in long-term debt                                 (33)     (357)
   Additions/(reductions) in short-term debt - net             (146)   (2,369)
   Cash dividends to ExxonMobil shareholders                 (3,121)   (3,037)
   Cash dividends to minority interests                         (77)      (94)
   Changes in minority interests and sales/(purchases)
     of affiliate stock                                        (189)     (274)
   Net ExxonMobil shares acquired                            (2,369)   (2,776)
                                                           ________  ________
   Net cash used in financing activities                     (5,567)   (8,566)
                                                           ________  ________
Effects of exchange rate changes on cash                        350      (146)
                                                           ________  ________
Increase/(decrease) in cash and cash equivalents               (847)    2,218
Cash and cash equivalents at beginning of period              6,547     7,080
                                                           ________  ________
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  5,700  $  9,298
                                                           ========  ========
SUPPLEMENTAL DISCLOSURES
   Income taxes paid                                       $  3,123  $  4,182
   Cash interest paid                                      $    208  $    244

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

     In the second quarter of 2002, in association with the Merger, $41 million of before tax costs ($30 million after tax) were recorded as merger related expenses, including costs for rationalization of facilities and systems. In the second quarter of 2001, merger related costs were $167 million before tax ($95 million after tax). For the six months ended June 30, 2002, merger related expenses totaled $124 million before tax ($90 million after tax). For the six months ended June 30, 2001, merger related expenses totaled $288 million before tax ($185 million after tax).

     The severance reserve balance at the end of the second quarter of 2002 is expected to be expended in 2002. The following table summarizes the activity in the severance reserve for the six months ended June 30, 2002:

                   Opening                                  Balance at
                   Balance     Additions     Deductions     Period End
                   _______     _________     __________     __________
                                (millions of dollars)
                     197           0            116             81

4.   Extraordinary Gain

     Second quarter 2002 results included no extraordinary gains. Second quarter 2001 included a net after tax gain of $175 million (including an income tax credit of $6 million), or $0.02 per common share, from asset divestment activities in the chemicals segment.

     Results for the six months ended June 30, 2002, included no extraordinary gains. For the six months ended June 30, 2001, the net after tax gain from asset management activities and required asset divestitures totaled
     $215 million (including an income tax credit of $21 million), or $0.03 per common share. These net gains from asset management activities in the chemicals segment and from required asset divestitures have been reported as extraordinary items in accordance with accounting requirements for business combinations accounted for as a pooling of interests.

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

     Additionally, the corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the corporation's operations or financial condition. The corporation's outstanding unconditional purchase obligations at June 30, 2002 were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

6.   Nonowner Changes in Shareholders' Equity

<CAPTION.
                                         Three Months Ended  Six Months Ended
                                              June 30,          June 30,
                                         __________________  ________________
                                               2002    2001      2002    2001
                                               ____    ____      ____    ____
                                                 (millions of dollars)

Net income                                  $ 2,640 $ 4,460   $ 4,730 $ 9,460
Changes in other nonowner changes
   in equity
   Foreign exchange translation
     adjustment                               2,653    (514)    2,523  (1,519)
   Minimum pension liability adjustment           0       0         0       0
   Unrealized gains/(losses) on stock
     investments                                 39      80        91      73
                                            _______ _______   _______ _______
Total nonowner changes in shareholders'
   equity                                   $ 5,332 $ 4,026   $ 7,344 $ 8,014
                                            ======= =======   ======= =======

7.   Earnings Per Share

                                         Three Months Ended   Six Months Ended
                                               June 30,          June 30,
                                         __________________   ________________
                                              2002     2001      2002     2001
                                              ____     ____      ____     ____
NET INCOME PER COMMON SHARE
Income before extraordinary item
   (millions of dollars)                   $ 2,640  $ 4,285   $ 4,730  $ 9,245

Weighted average number of common shares
   outstanding (millions of shares)          6,767    6,883     6,780    6,898

Net income per common share (dollars)
   Before extraordinary gain               $  0.40  $  0.64   $  0.70  $  1.35
   Extraordinary gain, net of income tax      0.00     0.02      0.00     0.03
                                           _______  _______   _______  _______
   Net income                              $  0.40  $  0.66   $  0.70  $  1.38
                                           =======  =======   =======  =======
NET INCOME PER COMMON SHARE
   - ASSUMING DILUTION
Income before extraordinary item
   (millions of dollars)                   $ 2,640  $ 4,285   $ 4,730  $ 9,245
   Adjustment for assumed dilution               0        1         0       (2)
                                           _______  _______   _______  _______
Income available to common shares          $ 2,640  $ 4,286   $ 4,730  $ 9,243
                                           =======  =======   =======  =======
Weighted average number of common shares
   outstanding (millions of shares)          6,767    6,883     6,780    6,898
   Plus:  Issued on assumed exercise of
         stock options                          64       80        64       76
                                           _______  _______   _______  _______
Weighted average number of common shares
   outstanding                               6,831    6,963     6,844    6,974
                                           =======  =======   =======  =======
Net income per common share
   - assuming dilution (dollars)
   Before extraordinary gain               $  0.39  $  0.63   $  0.69  $  1.33
   Extraordinary gain, net of income tax      0.00     0.02      0.00     0.03
                                           _______  _______   _______  _______
   Net income                              $  0.39  $  0.65   $  0.69  $  1.36
                                           =======  =======   =======  =======

8.   Disclosures about Segments and Related Information

                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                        __________________     ________________
                                            2002      2001       2002      2001
                                            ____      ____       ____      ____
                                                 (millions of dollars)

EARNINGS AFTER INCOME TAX
  Upstream
    United States                       $    674  $  1,111   $  1,118  $  2,739
    Non-U.S.                               1,479     1,739      3,044     3,889
  Downstream
    United States                            234       844        248     1,253
    Non-U.S.                                 148       423        106     1,013
  Chemicals
    United States                             87       149        157       194
    Non-U.S.                                 182       168        244       323
  All other                                 (164)       26       (187)       49
                                        ________  ________   ________  ________
  Corporate total                       $  2,640  $  4,460   $  4,730  $  9,460
                                        ========  ========   ========  ========
Extraordinary gains included above:
  Chemicals
    United States                       $      0  $    100   $      0  $    100
    Non-U.S.                                   0        75          0        75
  All other                                    0         0          0        40
                                        ________  ________   ________  ________
  Corporate total                       $      0  $    175   $      0  $    215
                                        ========  ========   ========  ========
SALES AND OTHER OPERATING REVENUE
  Upstream
    United States                       $    982  $  1,415   $  1,779  $  3,701
    Non-U.S.                               2,803     3,404      5,726     7,901
  Downstream
    United States                         12,642    14,375     22,210    27,104
    Non-U.S.                              29,259    31,514     55,039    63,442
  Chemicals
    United States                          1,895     1,841      3,371     3,806
    Non-U.S.                               2,364     2,354      4,382     4,799
  All other                                  132       198        288       424
                                        ________  ________   ________  ________
  Corporate total                       $ 50,077  $ 55,101   $ 92,795  $111,177
                                        ========  ========   ========  ========
INTERSEGMENT REVENUE
  Upstream
    United States                       $  1,306  $  1,510   $  2,419  $  3,074
    Non-U.S.                               3,298     3,350      6,046     6,777
  Downstream
    United States                          1,553     1,092      2,762     2,384
    Non-U.S.                               4,326     4,813      8,216     8,845
  Chemicals
    United States                            676       646      1,217     1,344
    Non-U.S.                                 684       516      1,184     1,102
  All other                                   76        43        142        94

9. Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

     Exxon Mobil Corporation has fully and unconditionally guaranteed the 6.0% notes due 2005 ($106 million of long-term debt at June 30, 2002) and the 6.125% notes due 2008 ($160 million) of Exxon Capital Corporation and the deferred interest debentures due 2012 ($955 million) and the debt securities due 2003-2011 ($105 million long-term and $10 million short-term) of SeaRiver Maritime Financial Holdings, Inc. Exxon Capital Corporation and SeaRiver Maritime Financial Holdings, Inc. are
     100 percent owned subsidiaries of Exxon Mobil Corporation.

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

Condensed consolidated statement of income for three months ended June 30, 2002
_______________________________________________________________________________
Revenue
  Sales and other
    operating revenue,
    including excise taxes   $  2,349   $      -   $      -    $ 47,728    $      -     $ 50,077
  Earnings from equity
    interests and other
    revenue                     2,680          -        (3)         716      (2,561)         832
  Intercompany revenue          3,644         10          7      28,338     (31,999)           -
                             ________   ________   ________    ________    ________     ________
       Total revenue            8,673         10          4      76,782     (34,560)      50,909
                             ________   ________   ________    ________    ________     ________
Costs and other deductions
  Crude oil and product
    purchases                   3,524          -          -      48,550     (29,442)      22,632
  Operating expenses            1,321          1          1       4,264      (1,313)       4,274
  Selling, general and
    administrative expenses       476          -          -       2,832           2        3,310
  Depreciation and
    depletion                     386          2          -       1,632           -        2,020
  Exploration expenses,
    including dry holes            38          -          -         191           -          229
  Merger related expenses          20          -          -          28          (7)          41
  Interest expense                117          5         28       1,138      (1,237)          51
  Excise taxes                      -          -          -       5,650           -        5,650
  Other taxes and duties            6          -          -       8,385           -        8,391
  Income applicable to
    minority and preferred
    interests                       -          -          -          17           -           17
                             ________   ________   ________    ________    ________     ________
       Total costs and other
         deductions             5,888          8         29      72,687     (31,997)      46,615
                             ________   ________   ________    ________    ________     ________
Income before income taxes      2,785          2        (25)      4,095      (2,563)       4,294
  Income taxes                    145          1         (7)      1,515           -        1,654
                             ________   ________   ________    ________    ________     ________
Income before
  extraordinary item            2,640          1        (18)      2,580      (2,563)       2,640
  Extraordinary gain, net
    of income tax                   -          -          -           -           -            -
                             ________   ________   ________    ________    ________    ________
Net income                   $  2,640   $      1   $    (18)   $  2,580    $ (2,563)    $  2,640
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
                             ========   ========   ========    ========     ========      ========


Condensed consolidated statement of income for six months ended June 30, 2002
_____________________________________________________________________________
Revenue
  Sales and other
    operating revenue,
    including excise taxes   $  4,193   $      -   $      -    $ 88,602     $      -      $ 92,795
  Earnings from equity
    interests and other
    revenue                     4,891          5          1       1,343       (4,595)        1,645
  Intercompany revenue          6,468         21         14      53,111      (59,614)            -
                             ________   ________   ________    ________     ________      ________
       Total revenue           15,552         26         15     143,056      (64,209)       94,440
                             ________   ________   ________    ________     ________      ________
Costs and other deductions
  Crude oil and product
    purchases                   6,098          -          -      89,401      (54,854)       40,645
  Operating expenses            2,444          1          1       8,072       (2,386)        8,132
  Selling, general and
    administrative expenses       934          1          -       5,513            -         6,448
  Depreciation and depletion      776          3          1       3,260            -         4,040
  Exploration expenses,
    including dry  holes           81          -          -         366            -           447
  Merger related expenses          36          -          -          98          (10)          124
  Interest expense                255         11         56       2,181       (2,364)          139
  Excise taxes                      -          -          -      10,441            -        10,441
  Other taxes and duties            9          -          -      16,327            -        16,336
  Income applicable to
    minority and preferred
    interests                       -          -          -          32            -            32
                             ________   ________   ________    ________     ________      ________
       Total costs and
         other deductions      10,633         16         58     135,691      (59,614)       86,784
                             ________   ________   ________    ________     ________      ________
Income before income taxes      4,919         10        (43)      7,365       (4,595)        7,656
  Income taxes                    189          4        (15)      2,748            -         2,926
                             ________   ________   ________    ________     ________      ________
Income before
  extraordinary item            4,730          6        (28)      4,617       (4,595)        4,730
  Extraordinary gain, net
    of income tax                   -          -          -           -            -             -
                             ________   ________   ________    ________     ________      ________
Net income                   $  4,730   $      6   $    (28)   $  4,617     $ (4,595)     $  4,730
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
                                               (millions of dollars)

Condensed consolidated balance sheet as of June 30, 2002
________________________________________________________
Cash and cash equivalents   $    754   $      -   $      -    $  4,946     $      -      $  5,700
Notes and accounts
    receivable - net           2,528          -          -      17,056            -        19,584
Inventories                    1,040          -          -       7,626            -         8,666
Prepaid taxes and expenses       126          -         21       2,040            -         2,187
                            ________   ________   ________    ________     ________      ________
       Total current assets    4,448          -         21      31,668            -        36,137
Property, plant and
  equipment - net             16,815        106          5      76,264            -        93,190
Investments and other
  assets                      99,084          -        553     325,316     (406,048)       18,905
Intercompany receivables       9,431      1,377      1,439     271,368     (283,615)            -
                            ________   ________   ________    ________    _________      ________
       Total assets         $129,778   $  1,483   $  2,018    $704,616    $(689,663)     $148,232
                            ========   ========   ========    ========    =========      ========
Notes and loan payables     $      -   $     10   $     10    $  3,682     $      -      $  3,702
Accounts payable and
  accrued liabilities          2,665         11          -      21,464            -        24,140
Income taxes payable             486          -          -       2,914            -         3,400
                            ________   ________   ________    ________     ________      ________
       Total current
         liabilities           3,151         21         10      28,060            -        31,242
Long-term debt                 1,285        266      1,060       4,996            -         7,607
Deferred income tax
  liabilities                  2,931         32        300      14,118            -        17,381
Other long-term liabilities    4,442          -          -      12,442            -        16,884
Intercompany payables         42,851        267        382     240,115     (283,615)            -
                            ________   ________   ________    ________     ________      ________
       Total liabilities      54,660        586      1,752     299,731     (283,615)       73,114

Earnings reinvested           97,327         91       (128)     53,241      (53,204)       97,327
Other shareholders'
  equity                     (22,209)       806        394     351,644     (352,844)      (22,209)
                            ________   ________   ________    ________     ________      ________
       Total shareholders'
         equity               75,118        897        266     404,885     (406,048)       75,118
                            ________   ________   ________    ________     ________      ________
       Total liabilities
         and  shareholders'
         equity             $129,778   $  1,483   $  2,018    $704,616    $(689,663)     $148,232
                            ========   ========   ========    ========    =========      ========


Condensed consolidated balance sheet as of December 31, 2001
____________________________________________________________
Cash and cash equivalents   $  1,375   $      -   $      -    $  5,172     $      -      $  6,547
Notes and accounts
  receivable - net             2,458          -          -      17,091            -        19,549
Inventories                      996          -          -       6,908            -         7,904
Prepaid taxes and expenses       155          5          8       1,513            -         1,681
                            ________   ________   ________    ________     ________      ________
       Total current
         assets                4,984          5          8      30,684            -        35,681
Property, plant and
  equipment - net             16,843        108          6      72,645            -        89,602
Investments and other
  assets                      92,844          -        552     323,689     (399,194)       17,891
Intercompany receivables       8,466      1,365      1,431     266,527     (277,789)            -
                            ________   ________   ________    ________    _________      ________
       Total assets         $123,137   $  1,478   $  1,997    $693,545    $(676,983)     $143,174
                            ========   ========   ========    ========    =========      ========
Notes and loan payables     $      -   $     35   $     10    $  3,658     $      -      $  3,703
Accounts payable and
  accrued liabilities          2,735          6          1      20,120            -        22,862
Income taxes payable             767          -          -       2,782            -         3,549
                            ________   ________   ________    ________     ________      ________
       Total current
         liabilities           3,502         41         11      26,560            -        30,114
Long-term debt                 1,258        266      1,008       4,567            -         7,099
Deferred income tax
  liabilities                  2,989         33        302      13,035            -        16,359
Other long-term liabilities    4,373          -          -      12,068            -        16,441
Intercompany payables         37,854        248        382     239,305     (277,789)            -
                            ________   ________   ________    ________    _________      ________
       Total liabilities      49,976        588      1,703     295,535     (277,789)       70,013

Earnings reinvested           95,718         84       (100)     48,907      (48,891)       95,718
Other shareholders'
  equity                     (22,557)       806        394     349,103     (350,303)      (22,557)
                            ________   ________   ________    ________    _________      ________
       Total shareholders'
         equity               73,161        890        294     398,010     (399,194)       73,161
                            ________   ________   ________    ________    _________      ________
       Total liabilities
         and shareholders'
         equity             $123,137   $  1,478   $  1,997    $693,545    $(676,983)     $143,174
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

Condensed consolidated statement of cash flows for six months ended June 30, 2002
_________________________________________________________________________________
Cash provided by/(used in)
  operating activities      $  1,575   $    (22)  $      8    $  7,456     $   (277)     $  8,740
                            ________   ________   ________    ________     ________      ________
Cash flows from investing
  activities
  Additions to property,
    plant and equipment         (833)         -          -      (4,430)           -        (5,263)
  Sales of long-term assets       74          -          -         804            -           878
  Net intercompany
    investing                  4,053        (12)        (8)     (4,114)          81             -
  All other investing, net         -          -          -          15            -            15
                            ________   ________   ________    ________     ________      ________
  Net cash provided by/
    (used in) investing
    activities                 3,294        (12)        (8)     (7,725)          81        (4,370)
                            ________   ________   ________    ________     ________      ________
Cash flows from financing
  activities
  Additions to long-term
    debt                           -          -          -         368            -           368
  Reductions in long-term
    debt                           -          -          -         (33)           -           (33)
  Additions/(reductions)
    in short-term debt
    - net                          -        (25)         -        (121)           -          (146)
  Cash dividends              (3,121)         -          -        (277)         277        (3,121)
  Net ExxonMobil shares
    sold/(acquired)           (2,369)         -          -           -            -        (2,369)
  Net intercompany
    financing activity             -         59          -          22          (81)            -
  All other financing, net         -          -          -        (266)           -          (266)
                            ________   ________   ________    ________     ________      ________
  Net cash provided
    by/(used in) financing
    activities                (5,490)        34          -        (307)         196        (5,567)
                            ________   ________   ________    ________     ________      ________
Effects of exchange rate
  changes on cash                  -           -         -         350            -           350
                            ________   ________   ________    ________     ________      ________
Increase/(decrease) in
  cash and cash equivalents $   (621)  $      -   $      -    $   (226)    $      -      $   (847)
                            ========   ========   ========    ========     ========      ========


Condensed consolidated statement of cash flows for six months ended June 30, 2001
_________________________________________________________________________________
Cash provided by/(used in)
  operating activities      $  3,214   $     31   $     37    $ 11,446     $   (484)     $ 14,244
                            ________   ________   ________    ________     ________      ________
Cash flows from investing
  activities
  Additions to property,
    plant and equipment       (1,040)          -         -      (3,330)           -        (4,370)
  Sales of long-term assets      514           -         -         231            -           745
  Net intercompany
    investing                  2,268     (1,559)        (8)       (680)         (21)            -
  All other investing, net       (23)         -          -         334            -           311
                            ________   ________   ________    ________     ________      ________
  Net cash provided
    by/(used in)investing
    activities                 1,719     (1,559)        (8)     (3,445)         (21)       (3,314)
                            ________   ________   ________    ________     ________      ________
Cash flows from financing
  activities
  Additions to long-term
    debt                           -          -          -         341            -           341
  Reductions in long-term
    debt                          (1)       (15)         -        (341)           -          (357)
  Additions/(reductions)
    in short-term debt
    - net                        (60)       (51)         -      (2,258)           -        (2,369)
  Cash dividends              (3,037)         -          -        (484)         484        (3,037)
  Net ExxonMobil shares
    sold/(acquired)           (2,776)         -          -           -            -        (2,776)
  Net intercompany
    financing activity             -      1,594        (29)     (1,586)          21             -
  All other financing, net         -          -          -        (368)           -          (368)
                            ________   ________   ________    ________     ________      ________
  Net cash provided
    by/(used in) financing
    activities                (5,874)     1,528        (29)     (4,696)         505        (8,566)
                            ________   ________   ________    ________     ________      ________
Effects of exchange rate
  changes on cash                  -          -          -        (146)           -          (146)
                            ________   ________   ________    ________     ________      ________
Increase/(decrease) in
  cash and cash equivalents $   (941)  $      -   $      -    $  3,159     $      -      $  2,218
                            ========   ========   ========    ========     ========      ========

                         EXXON MOBIL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

                                             Second Quarter   First Six Months
                                             ______________   ________________
                                              2002     2001      2002     2001
                                              ____     ____      ____     ____
                                                  (millions of dollars)

Earnings including merger effects and special items
___________________________________________________
Upstream
   United States                           $   674  $ 1,111   $ 1,118  $ 2,739
   Non-U.S.                                  1,479    1,739     3,044    3,889
Downstream
   United States                               234      844       248    1,253
   Non-U.S.                                    148      423       106    1,013
Chemicals
   United States                                87      149       157      194
   Non-U.S.                                    182      168       244      323
Other operations                                86      128       239      269
Corporate and financing                       (220)      (7)     (336)     (75)
Merger expenses                                (30)     (95)      (90)    (185)
Gain from required asset divestitures            0        0         0       40
                                           _______  _______   _______  _______
NET INCOME                                 $ 2,640  $ 4,460   $ 4,730  $ 9,460
                                           =======  =======   =======  =======
Net income per common share                $  0.40  $  0.66   $  0.70  $  1.38
Net income per common share
   - assuming dilution                     $  0.39  $  0.65   $  0.69  $  1.36

Merger effects and special items
________________________________
Chemicals
   United States (extraordinary item)      $     0  $   100   $     0  $   100
   Non-U.S. (extraordinary item)                 0       75         0       75
Merger expenses                                (30)     (95)      (90)    (185)
Gain from required asset divestitures
  (extraordinary item)                           0        0         0       40
                                           _______  _______   _______  _______
TOTAL                                      $   (30) $    80   $   (90) $    30
                                           =======  =======   =======  =======
Earnings excluding merger effects and special items
___________________________________________________
Upstream
   United States                           $   674  $ 1,111   $ 1,118  $ 2,739
   Non-U.S.                                  1,479    1,739     3,044    3,889
Downstream
   United States                               234      844       248    1,253
   Non-U.S.                                    148      423       106    1,013
Chemicals
   United States                                87       49       157       94
   Non-U.S.                                    182       93       244      248
Other operations                                86      128       239      269
Corporate and financing                       (220)      (7)     (336)     (75)
                                           _______  _______   _______  _______
TOTAL                                      $ 2,670  $ 4,380   $ 4,820  $ 9,430
                                           =======  =======   =======  =======
Earnings per common share                  $  0.40  $  0.65   $  0.71  $  1.38
Earnings per common share
   - assuming dilution                     $  0.39  $  0.64   $  0.70  $  1.36

REVIEW OF SECOND QUARTER 2002 RESULTS

Excluding merger effects and special items, estimated second quarter 2002 earnings were $2,670 million ($0.39 per share), a decrease of $1,710 million from the record second quarter of 2001. Including merger effects and special items, estimated net income of $2,640 million ($0.39 per share) decreased $1,820 million.

Revenue for the second quarter of 2002 totaled $50,909 million compared with $56,184 million in 2001. Capital and exploration expenditures of $3,393 million in the second quarter of 2002 were up $559 million, or 20 percent, compared with $2,834 million last year and were 14 percent higher than in the first quarter.

Excluding merger effects, ExxonMobil's second quarter 2002 earnings of $2,670 million were up $520 million from first quarter 2002 earnings of $2,150 million. Upstream earnings improved $144 million from the first quarter, reflecting an upward trend in crude oil prices, which more than offset seasonal reductions in natural gas volumes. Downstream earnings increased $410 million from the very weak first quarter of 2002. Industry refining and marketing margins improved in some geographic areas, but remained depressed overall. Chemicals earnings were double the first quarter of 2002. Prime product sales volumes set a quarterly record, which along with improved margins led to the earnings increase.

First half operating expenses declined $1.4 billion versus the same period last year. The decline was related to lower energy prices and additional efficiencies captured in all business lines partially offset by expenses related to new business opportunities.

Compared with last year's record second quarter, ExxonMobil's second quarter 2002 earnings, excluding merger effects and special items, were $2,670 million, down $1,710 million. The reduction in earnings reflected weakened conditions in most business segments, including lower price levels of crude oil and natural gas, significantly weaker refining margins and adverse foreign exchange effects.

Upstream earnings were $2,153 million, a decrease of $697 million from the record second quarter 2001 results. Average realizations on crude oil sales were lower than the prior year, and natural gas prices fell as well, especially in North America. Liquids production, excluding the impact of OPEC-driven quota restrictions, was up slightly with new production from fields in the Gulf of Mexico, Canada and Angola offset by natural field decline. Natural gas volumes were up 1 percent, reflecting the net result of resumed operations at the Arun field in Indonesia partly offset by weather-related demand in Europe which reduced gas volumes by about 5 percent. On an oil-equivalent basis, excluding the effect of OPEC-driven quota restrictions and reduced weather-related demand in Europe, production increased 3 percent. Project schedules for long-term volume increases remain on track as reflected by higher capital spending.

Downstream earnings were $382 million, down $885 million from last year's record second quarter, reflecting weak industry-wide margins. Refining margins dropped in most areas worldwide, with the sharpest declines in the U.S. and Europe. Improved refining operations provided a partial offset to the margin decline. Marketing margins remained weak.

Excluding $175 million of net gains on asset management activities reported as a special item last year, chemicals earnings of $269 million were nearly double last year's second quarter due mainly to record sales volumes. Earnings from other operations of $86 million decreased $42 million from last year, primarily reflecting the absence of coal operations in Colombia which were sold during the first quarter of 2002.

Second quarter results were negatively affected by movement in foreign exchange rates. The impact was more than $100 million, or $0.02 per share versus the same period last year.

Second quarter 2002 net income of $2,640 million included after-tax merger expenses of $30 million.

In the second quarter, ExxonMobil continued its active investment program, spending $3,393 million on capital and exploration projects, compared with $2,834 million last year, reflecting continued growth in upstream spending. Capital and exploration expenditures of $6,367 million for the first half of 2002 were up $1,017 million, or 19 percent, compared with $5,350 million last year. Upstream capital spending was up 25 percent, consistent with long term investment plans which result in expanding profitable production.

First half 2002 cash flow from operations, including asset management activities, was $9.6 billion, below last year's record $15 billion level reflecting lower earnings, but sufficiently large to exceed cash requirements to fund the corporation's growing capital expenditure program and shareholder dividends.

During the quarter, the corporation acquired 27 million shares at a gross cost of $1,105 million to offset the dilution associated with benefit plans and to reduce common stock outstanding. Shares outstanding were reduced from 6,782 million at the end of the first quarter of 2002 to 6,757 million at the end of the second quarter. Since the post-merger program was started in August 2000, the corporation has acquired 255 million shares at a gross cost of $10.6 billion. Purchases may be made in both the open market and through negotiated transactions and may be discontinued at any time.

ExxonMobil's financial results for the second quarter fairly reflect our straightforward business model and have been prepared with the same rigor and discipline that have been consistently applied to our financial statements and disclosures. The company's comprehensive, well-controlled financial reporting process positions appropriate senior management to make the newly required certifications. Certifications meeting the requirements of the Securities and Exchange Commission's Order No. 4-460 were filed on August 1, 2002 with regard to ExxonMobil's 2001 Form 10-K, first quarter 2002 Form 10-Q and 2002 Proxy Statement. Written statements complying with Section 906 of the Sarbanes-Oxley Act of 2002 accompany this second quarter 2002 Form 10-Q.

OTHER COMMENTS ON SECOND QUARTER 2002 COMPARED TO SECOND QUARTER 2001

Upstream earnings were $2,153 million, down $697 million from the second quarter record achieved in 2001 reflecting a 6 percent decline in crude oil realizations, a 35 percent reduction in North American natural gas prices and lower natural gas liquids realizations.

Liquids production of 2,492 kbd (thousands of barrels per day) decreased from 2,539 kbd in the second quarter of 2001. Higher production in Angola, Venezuela, Malaysia and Canada was offset by OPEC-driven quota restrictions and natural field declines in mature areas. Second quarter natural gas production of 9,169 mcfd (millions of cubic feet per day) compared with 9,090 mcfd last year. Improvements in Asia-Pacific volumes, mainly from the return to full production levels at the Arun field in Indonesia following last year's curtailments due to security concerns, were partly offset by reduced weather-related demand in Europe and natural field decline in the U.S. Total oil and natural gas producible volumes increased 3 percent versus the second quarter of last year, as resumption of production at Arun and contributions from new projects and work programs more than offset natural field declines. Taking into account OPEC-driven quota restrictions and weather-related demand changes in Europe, actual oil-equivalent production was down 1 percent.

Earnings from U.S. upstream operations were $674 million, a decrease of $437 million from the prior year, reflecting the sharp decline in natural gas prices. Upstream earnings outside the U.S. were $1,479 million, a decrease of $260 million, reflecting lower crude oil and natural gas prices.

Downstream earnings of $382 million decreased substantially from the record second quarter of last year, reflecting significantly lower refining margins in the U.S. and Europe, with continued weakness in Asia-Pacific. Marketing margins remained depressed. Petroleum product sales were 7,571 kbd, 362 kbd lower than last year's second quarter in large part due to reduced demand for aviation fuel and lower fuel oil sales.

U.S. downstream earnings were $234 million, down $610 million. Non-U.S. downstream earnings of $148 million were $275 million lower than last year's second quarter.

Excluding special items reported last year, chemicals earnings of $269 million were up $127 million from the same quarter a year ago reflecting higher volumes. Prime product sales volumes of 6,785 kt (thousands of metric tons) established a new quarterly record, supported by recent capacity additions in Singapore, and reflected higher demand in key commodity businesses across most regions which led to higher capacity utilization rates.

Earnings from other operations, including coal, minerals and power, totaled $86 million, down $42 million from last year, due to the absence of Colombian coal operations which were sold in the first quarter of 2002 and higher insurance costs. Corporate and financing expenses of $220 million increased primarily due to the impact of foreign exchange losses and also from higher pension costs.

Corporate-wide, the negative impact of foreign exchange movement on second quarter earnings, including the continuing currency devaluations in Argentina and Venezuela and the effect of a weaker U.S. dollar on financing activities, was more than $100 million, or $0.02 per share, versus the same period last year.

During the period, the company continued to benefit from the favorable resolution of tax related issues, although such benefits were greater in last year's second quarter. With a larger portion of the corporation's earnings from the non-U.S. upstream, which is subject to higher tax rates, the corporation's effective tax rate in the second quarter of 2002 showed a modest increase. Higher upstream taxes in the U.K. will result from the recent North Sea tax rate increase. The impact of the U.K. 10 percent supplementary tax will be reported in the third quarter consistent with U.S. accounting standards.

Second quarter net income included $30 million of after-tax merger expenses, including costs for rationalization of facilities and systems.


FIRST SIX MONTHS 2002 COMPARED WITH FIRST SIX MONTHS 2001

Excluding merger effects and special items, first half 2002 earnings of $4,820 million ($0.70 per share) decreased $4,610 million from the record first half of last year. Including merger effects and special items, first half net income of $4,730 million ($0.69 per share) decreased $4,730 million. Included in this year's first half net income was $90 million in after-tax merger expenses, while last year's first half included net favorable merger effects and special items of $30 million after-tax.

Upstream earnings decreased primarily due to lower natural gas realizations, particularly in North America, which reached historical highs at the beginning of 2001. Crude oil realizations were also lower. Liquids production of 2,515 kbd decreased 64 kbd from the first half of 2001. Higher production in Angola, Venezuela and Malaysia was offset by OPEC-driven quota restrictions and natural field declines in mature areas. Excluding the effect of OPEC-driven quota restrictions, liquids production in 2002 was flat with the first half of 2001. First half 2002 worldwide natural gas production of 10,450 mcfd compared with 10,596 mcfd in 2001. Improvements in Asia-Pacific volumes, mainly from the return to full production levels at the Arun field in Indonesia following last year's curtailments due to security concerns, were more than offset by reduced weather-related demand in Europe and natural field decline in the U.S. Weather-related demand in Europe reduced volumes by about 4 percent. Total oil and natural gas producible volumes increased 1 percent versus the first half of last year, as resumption of production at Arun and contributions from new projects and work programs more than offset natural field declines. Taking into account OPEC-driven quota restrictions and weather-related demand changes in Europe, actual oil-equivalent production was down 2 percent.

Earnings from U.S. upstream operations for the first half of 2002 were $1,118 million, a decrease of $1,621 million. Earnings outside the U.S. were $3,044 million, $845 million lower than last year.

Downstream earnings decreased substantially from the first half of 2001, reflecting significantly lower refining margins in the U.S. and Europe, and continued weakness in marketing margins. Petroleum product sales of 7,623 kbd compared with 7,959 kbd in the first half of 2001.

U.S. downstream earnings were $248 million, down $1,005 million. Earnings outside the U.S. of $106 million were $907 million lower than last year.

Excluding special items recorded in 2001, first half chemicals earnings of $401 million were $59 million higher than last year reflecting increased prime product sales volumes. Sales volumes of 13,505 kt were 4 percent above last year's level.

Earnings from other operations totaled $239 million, a decrease of $30 million due primarily to the absence of Colombian coal operations which were sold in the first quarter of 2002. Corporate and financing expenses increased
$261 million to $336 million, reflecting unfavorable foreign exchange effects and higher pension expenses.

MERGER OF EXXON CORPORATION AND MOBIL CORPORATION

On November 30, 1999, a wholly-owned subsidiary of Exxon Corporation merged with Mobil Corporation so that Mobil became a wholly-owned subsidiary of Exxon (the "Merger"). At the same time, Exxon changed its name to Exxon Mobil Corporation. The Merger was accounted for as a pooling of interests.

In the second quarter of 2002, in association with the Merger, $41 million of before tax costs ($30 million after tax) were recorded as merger related expenses, including costs for rationalization of facilities and systems. In the second quarter of 2001, merger related expenses were $167 million before tax ($95 million after tax). For the six months ended June 30, 2002, merger related expenses totaled $124 million before tax ($90 million after tax). For the six months ended June 30, 2001, merger related expenses totaled $288 million before tax ($185 million after tax).

The severance reserve balance at the end of the second quarter of 2002 is expected to be expended in 2002. The following table summarizes the activity in the severance reserve for the six months ended June 30, 2002:

                Opening                               Balance at
                Balance    Additions    Deductions    Period End
                _______    _________    __________    __________
                            (millions of dollars)
                  197           0           116           81

Cumulative merger related expenses total $2.9 billion before tax. Additional expense for facilities rationalization and systems are anticipated in the second half of 2002. Merger synergy initiatives are on track.

Results for the six months ended June 30, 2002, included no extraordinary gains. For the six months ended June 30, 2001, the net after tax gain from required asset divestments, all in the first quarter, totaled $40 million (including an income tax credit of $15 million), or $0.01 per common share. These net gains from required asset divestments have been reported as extraordinary items in accordance with accounting requirements for business combinations accounted for as a pooling of interests.

LIQUIDITY AND CAPITAL RESOURCES

Net cash generation before financing activities was $4,370 million in the first six months of 2002 versus $10,930 million in the same period last year. Operating activities provided net cash of $8,740 million, a decrease of $5,504 million from the prior year, influenced by lower net income. Investing activities used net cash of $4,370 million, compared to cash used of $3,314 million in the prior year, reflecting higher additions to property, plant and equipment.

Net cash used in financing activities was $5,567 million in the first half of 2002 versus $8,566 million in the same period last year reflecting the absence of debt reductions in the prior year.

During the first half of 2002, Exxon Mobil Corporation purchased 63 million shares of its common stock for the treasury at a gross cost of $2,555 million. These purchases were to offset shares issued in conjunction with company benefit plans and programs and to reduce the number of shares outstanding. Purchases may be made in both the open market and through negotiated transactions, and may be discontinued at any time.

Revenue for the first half of 2002 totaled $94,440 million compared to $113,484 million in the first half of 2001 reflecting lower prices.

Capital and exploration expenditures were $6,367 million in the first half 2002 compared to $5,350 million in last year's first half. In 2002, capital and exploration investments are expected to increase by 10 percent over 2001 primarily driven by ExxonMobil's large portfolio of upstream projects.

Total debt of $11.3 billion at June 30, 2002 increased $0.5 billion from year-end 2001. The corporation's debt to total capital ratio was 12.7 percent at the end of the first half of 2002, compared to 12.4 percent at year-end 2001.

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

The corporation, as part of its ongoing asset management program, continues to evaluate its mix of assets for potential upgrade. Because of the ongoing nature of this program, dispositions will continue to be made from time to time which will result in either gains or losses. Asset management activities in the first half of 2002 included the sale of coal operations in Colombia in the first quarter. On May 2, 2002, the corporation announced that it has reached agreement to sell its affiliated companies that hold all of the interests in Compania Minera Disputada de las Condes Limitada (a Chile copper mining business) for $1.3 billion, plus future contingent payments in the event of higher future copper prices. The sale is subject to the completion of outstanding due diligence, the completion of a definitive sale and purchase agreement and required regulatory approvals, with such work continuing into the third quarter 2002.

FORWARD-LOOKING STATEMENTS

Statements in this discussion regarding expectations, plans and future events or conditions are forward-looking statements. Actual future results, including merger related expenses and synergies; financing sources; the resolution of contingencies; the effect of changes in prices, interest rates and other market conditions; and environmental and capital expenditures could differ materially depending on a number of factors, such as the outcome of commercial negotiations; changes in the supply of and demand for crude oil, natural gas and petroleum and petrochemical products; and other factors discussed above and discussed under the caption "Factors Affecting Future Results" in Item 1 of ExxonMobil's 2001 Form 10-K. We assume no duty to update these statements as of any future date.

                            EXXON MOBIL CORPORATION


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Information about market risks for the six months ended June 30, 2002 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2001.

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         On July 25, 2002, ExxonMobil Oil Corporation ("EMOC") entered into a settlement agreement with the California South Coast Air Quality Management District (the "District") relating to allegations that EMOC failed to properly calculate and/or timely transmit daily air emissions data for EMOC's Torrance refinery for compliance years 1995 through 2000, resulting in violations of various District regulations. The settlement agreement provides for the payment of a civil fine in the amount of $1.75 million.

         The New York State Department of Environmental Conservation ("NYSDEC") has issued multiple Notices of Hearing and Complaint ("Notices"). The NYSDEC served a Notice on EMOC on June 21, 2002 with respect to a distribution terminal in New Windsor, New York. The Notice alleges discharges of petroleum into waters of the state which were allegedly neither timely reported nor immediately contained, in violation of the Navigation Law and the Environmental Conservation Law. The NYSDEC is seeking payment of a civil penalty in the amount of $750,000.

         The NYSDEC served a Notice on EMOC on June 14, 2002 with respect to a service station in Smithtown, New York. The NYSDEC alleges that petroleum was discharged from the station into waters of the state. EMOC entered into a stipulation agreement in 1999 providing for performance of remedial activities at the site. The NYSDEC is now seeking a penalty of $1,500,000 for alleged violations of the New York Navigation Law and of the stipulation agreement.

         On June 5, 2002, the NYSDEC served 23 identical Notices on EMOC, one for each of 23 service stations in New York. The NYSDEC alleges that all of the subject stations operated without being properly registered for a period of two days, in violation of the Environmental Conservation Law, and it seeks civil penalties of between $10,000 and $15,000 for each station.

         The NYSDEC served a Notice on EMOC on January 14, 2002 with respect to a service station in New York, New York. The NYSDEC alleges that the service station discharged petroleum into the waters of the state and failed to provide, test and maintain cathodic protection for underground tanks and piping, in violation of the Navigation Law and the Environmental Conservation Law. The NYSDEC is seeking payment of a civil penalty in the amount of $200,000.

         Settlement discussions with the NYSDEC to resolve all these matters are ongoing. The amounts of the penalties for which the corporation might ultimately be liable are unknown at this time.

         Refer to the relevant portions of Note 5 on pages 7 through 9 of this Quarterly Report on Form 10-Q for additional information on legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders


         At the annual meeting of shareholders on May 29, 2002, the following proposals were voted upon. Percentages are based on the total of the shares voted for and against.

         Concerning Election of Directors
                                                   Votes             Votes
            Nominees for Directors               Cast for          Withheld
             ______________________              __________        __________

            Michael J. Boskin                  5,520,822,890       58,194,731
            William T. Esrey                   5,489,925,001       89,092,620
            Donald V. Fites                    5,517,743,793       61,273,828
            James R. Houghton                  5,489,281,262       89,736,359
            William R. Howell                  5,485,665,488       93,352,133
            Helene L. Kaplan                   5,465,399,826      113,617,795
            Reatha Clark King                  5,489,135,076       89,882,545
            Philip E. Lippincott               5,520,915,608       58,102,013
            Harry J. Longwell                  5,522,372,394       56,645,227
            Marilyn Carlson Nelson             5,489,851,766       89,165,855
            Lee R. Raymond                     5,519,271,164       59,746,457
            Walter V. Shipley                  5,521,582,462       57,435,159

         Concerning Ratification of Independent Auditors

            Votes Cast For:                    5,333,006,315    96.2%
            Votes Cast Against:                  208,760,975     3.8%
            Abstentions:                          37,250,331
            Broker Non-Votes:                              0

         Concerning Government Service

            Votes Cast For:                      113,815,749     2.5%
            Votes Cast Against:                4,506,322,570    97.5%
            Abstentions:                         124,553,855
            Broker Non-Votes:                    834,325,447

         Concerning Policy on Board Diversity

            Votes Cast For:                      334,527,021     7.2%
            Votes Cast Against:                4,288,990,427    92.8%
            Abstentions:                         121,184,726
            Broker Non-Votes:                    834,315,447

         Concerning Human Rights Policy

            Votes Cast For:                      306,767,747     6.8%
            Votes Cast Against:                4,228,298,424    93.2%
            Abstentions:                         209,626,003
            Broker Non-Votes:                    834,325,447

         Concerning Executive Compensation Factors

            Votes Cast For:                      363,389,223      7.9%
            Votes Cast Against:                4,248,497,358     92.1%
            Abstentions:                         132,805,593
            Broker Non-Votes:                    834,325,447

         Concerning Additional Report on ANWR Drilling

            Votes Cast For:                      302,960,394      6.6%
            Votes Cast Against:                4,285,054,813     93.4%
            Abstentions:                         156,676,967
            Broker Non-Votes:                    834,325,447

         Concerning Renewable Energy Sources

            Votes Cast For:                      930,638,438     20.2%
            Votes Cast Against:                3,679,226,275     79.8%
            Abstentions:                         134,827,461
            Broker Non-Votes:                    834,325,447

         Concerning Amendment of EEO Policy

            Votes Cast For:                    1,089,160,651     23.9%
            Votes Cast Against:                3,471,805,525     76.1%
            Abstentions:                         183,725,998
            Broker Non-Votes:                    834,325,447

         Concerning Shareholder Vote on Poison Pills

            Votes Cast For:                    2,087,168,148     44.9%
            Votes Cast Against:                2,564,477,371     55.1%
            Abstentions:                          93,046,655
            Broker Non-Votes:                    834,325,447

See also pages 3 through 7 and pages 24 through 44 of the registrant's definitive proxy statement dated April 17, 2002.


Item 6.  Exhibits and Reports on Form 8-K

   a)    Exhibits

         Exhibit 3(ii) - By-Laws, as revised to July 31, 2002.

   b)    Reports on Form 8-K

         On August 1, 2002, the registrant filed a Current Report on
         Form 8-K about the sworn statements filed with the Securities and Exchange Commission by the principal executive officer and principal financial officer in accordance with Order No. 4-460 and pursuant to Section 21(a)(1) of the Securities Exchange
         Act of 1934.

                             EXXON MOBIL CORPORATION


                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         EXXON MOBIL CORPORATION




Date:  August 13, 2002                  /s/    DONALD D. HUMPHREYS
                               _______________________________________________
                               Donald D. Humphreys, Vice President, Controller
                                       and Principal Accounting Officer

                             EXXON MOBIL CORPORATION


                                   FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


                                INDEX TO EXHIBITS



3(ii).   By-Laws, as revised to July 31, 2002.