Form 10-Q
period 2002-09-30
EXXON MOBIL CORP
filed 2002-11-12
CIK 34088

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q

       ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

                                      OR

       (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________to________

                          Commission File Number 1-2256


                             EXXON MOBIL CORPORATION
              _____________________________________________________
             (Exact name of registrant as specified in its charter)



                      NEW JERSEY                         13-5409005
           ______________________________           _____________________
          (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)           Identification Number)


         5959 Las Colinas Boulevard, Irving, Texas          75039-2298
      ______________________________________________________________________
         (Address of principal executive offices)           (Zip Code)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                          Outstanding as of September 30, 2002
_______________________________           ____________________________________
Common stock, without par value                     6,728,898,090

                             EXXON MOBIL CORPORATION

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


                               TABLE OF CONTENTS

                                                                        Page
                                                                       Number
                                                                       ______

                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

   Condensed Consolidated Statement of Income                               3
    Three and nine months ended September 30, 2002 and 2001

   Condensed Consolidated Balance Sheet                                     4
    As of September 30, 2002 and December 31, 2001

   Condensed Consolidated Statement of Cash Flows                           5
    Nine months ended September 30, 2002 and 2001

   Notes to Condensed Consolidated Financial Statements                  6-16

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            17-24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        25

Item 4.  Controls and Procedures                                           25


                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                              25-26

Item 2.  Changes in Securities                                             27

Item 6.  Exhibits and Reports on Form 8-K                                  27

Signature                                                                  28

Certifications                                                          29-34

                            PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                             EXXON MOBIL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                              (millions of dollars)

                                         Three Months Ended   Nine Months Ended
                                            September 30,        September 30,
                                         __________________  __________________
REVENUE                                      2002      2001       2002     2001
                                             ____      ____       ____     ____
Sales and other operating revenue,
    including excise taxes                $ 53,278 $ 51,132   $146,073 $162,309
Earnings from equity interests and
    other revenue                              904      981      2,549    3,288
                                          ________ ________   ________ ________
    Total revenue                           54,182   52,113    148,622  165,597
                                          ________ ________   ________ ________
COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases             25,243   22,839     65,888   73,448
Operating expenses                           4,830    4,481     12,962   14,096
Selling, general and administrative
    expenses                                 2,730    3,196      9,178    9,471
Depreciation and depletion                   2,195    1,957      6,235    5,804
Exploration expenses, including dry holes      162      318        609      864
Merger related expenses                        129      145        253      433
Interest expense                                51       76        190      223
Excise taxes                                 5,783    5,316     16,224   15,836
Other taxes and duties                       8,485    8,420     24,821   24,670
Income applicable to minority and
    preferred interests                         76      125        108      420
                                          ________ ________   ________ ________
    Total costs and other deductions        49,684   46,873    136,468  145,265
                                          ________ ________   ________ ________
INCOME BEFORE INCOME TAXES                   4,498    5,240     12,154   20,332
    Income taxes                             1,858    2,060      4,784    7,907
                                          ________ ________   ________ ________
INCOME BEFORE EXTRAORDINARY ITEM             2,640    3,180      7,370   12,425
    Extraordinary gain, net of income tax        0        0          0      215
                                          ________ ________   ________ ________
NET INCOME                                $  2,640 $  3,180   $  7,370 $ 12,640
                                          ======== ========   ======== ========
NET INCOME PER COMMON SHARE (DOLLARS)
    Before extraordinary gain             $   0.39 $   0.46   $   1.09 $   1.81
    Extraordinary gain, net of income tax     0.00     0.00       0.00     0.03
                                          ________ ________   ________ ________
    Net income                            $   0.39 $   0.46   $   1.09 $   1.84
                                          ======== ========   ======== ========
NET INCOME PER COMMON SHARE
    - ASSUMING DILUTION (DOLLARS)
    Before extraordinary gain             $   0.39 $   0.46   $   1.08 $   1.79
    Extraordinary gain, net of income tax     0.00     0.00       0.00     0.03
                                          ________ ________   ________ ________
    Net income                            $   0.39 $   0.46   $   1.08 $   1.82
                                          ======== ========   ======== ========
DIVIDENDS PER COMMON SHARE                $   0.23 $   0.23   $   0.69 $   0.68

                             EXXON MOBIL CORPORATION
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              (millions of dollars)

                                                      Sept. 30,       Dec. 31,
                                                           2002           2001
                                                       ________       ________
ASSETS
Current assets
   Cash and cash equivalents                           $  6,937       $  6,547
   Notes and accounts receivable - net                   18,699         19,549
   Inventories
     Crude oil, products and merchandise                  7,472          6,743
     Materials and supplies                               1,284          1,161
   Prepaid taxes and expenses                             2,151          1,681
                                                       ________       ________
     Total current assets                                36,543         35,681
Property, plant and equipment - net                      93,459         89,602
Investments and other assets                             19,471         17,891
                                                       ________       ________
     TOTAL ASSETS	                                     $149,473       $143,174
                                                       ========       ========
LIABILITIES
Current liabilities
   Notes and loans payable                             $  3,773       $  3,703
   Accounts payable and accrued liabilities              24,394         22,862
   Income taxes payable                                   4,892          3,549
                                                       ________       ________
     Total current liabilities                           33,059         30,114
Long-term debt                                            7,110          7,099
Deferred income tax liability                            16,572         16,359
Other long-term liabilities                              18,042         16,441
                                                       ________       ________
     TOTAL LIABILITIES                                   74,783         70,013
                                                       ________       ________
SHAREHOLDERS' EQUITY
Benefit plan related balances                               (92)          (159)
Common stock, without par value:
   Authorized:   9,000 million shares
   Issued:       8,019 million shares                     3,851          3,789
Earnings reinvested                                      98,416         95,718
Accumulated other nonowner changes in equity
   Cumulative foreign exchange translation adjustment    (3,905)        (5,947)
   Minimum pension liability adjustment                    (535)          (535)
   Unrealized losses on stock investments                   (55)          (108)
Common stock held in treasury:
      1,290 million shares at September 30, 2002        (22,990)
      1,210 million shares at December 31, 2001                        (19,597)
                                                       ________       ________
     TOTAL SHAREHOLDERS' EQUITY                          74,690         73,161
                                                       ________       ________
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $149,473       $143,174
                                                       ========       ========

The number of shares of common stock issued and outstanding at September 30, 2002 and December 31, 2001 were 6,728,898,090 and 6,808,565,611, respectively.

                             EXXON MOBIL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (millions of dollars)

                                                           Nine Months Ended
                                                              September 30,
                                                          ___________________
                                                              2002       2001
                                                          ________   ________
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $  7,370   $ 12,640
   Depreciation and depletion                                6,235      5,804
   Changes in operational working capital, excluding
     cash and debt                                           2,510        832
   All other items - net                                        74        223
                                                          ________   ________
   Net cash provided by operating activities                16,189     19,499
                                                          ________   ________
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment               (8,147)    (6,863)
   Sales of subsidiaries, investments, and property,
     plant and equipment                                     1,059        888
   Other investing activities - net                           (437)        30
                                                          ________   ________
   Net cash used in investing activities                    (7,525)    (5,945)
                                                          ________   ________
NET CASH GENERATION BEFORE FINANCING ACTIVITIES              8,664     13,554
                                                          ________   ________
CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to long-term debt                                 382        338
   Reductions in long-term debt                               (208)      (403)
   Additions/(reductions) in short-term debt - net            (463)    (2,307)
   Cash dividends to ExxonMobil shareholders                (4,672)    (4,683)
   Cash dividends to minority interests                       (152)      (158)
   Changes in minority interests and sales/(purchases)
     of affiliate stock                                       (167)      (338)
   Net ExxonMobil shares acquired                           (3,402)    (4,065)
                                                          ________   ________
   Net cash used in financing activities                    (8,682)   (11,616)
                                                          ________   ________
Effects of exchange rate changes on cash                       408          8
                                                          ________   ________
Increase/(decrease) in cash and cash equivalents               390      1,946
Cash and cash equivalents at beginning of period             6,547      7,080
                                                          ________   ________
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  6,937   $  9,026
                                                          ========   ========
SUPPLEMENTAL DISCLOSURES
   Income taxes paid                                      $  4,360   $  6,539
   Cash interest paid                                     $    328   $    403

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

2.   Recently Issued Statements of Financial Accounting Standards

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (FAS 143), "Accounting for Asset Retirement Obligations". FAS 143 is required to be adopted by the corporation no later than January 1, 2003 and its primary impact will be to change the method of accruing for upstream site restoration costs. These costs are currently accrued ratably over the productive lives of the assets in accordance with Statement of Financial Accounting Standards
     No. 19 (FAS 19), "Financial Accounting and Reporting by Oil and Gas Producing Companies". At the end of 2001, the cumulative amount accrued under this policy was approximately $3.2 billion. Under FAS 143, the fair value of asset retirement obligations will be recorded as liabilities when they are incurred, which are typically at the time the assets are installed. Amounts recorded for the related assets will be increased by the amount of these obligations. Over time the liabilities will be accreted for the change in their present value and the initial capitalized costs will be depreciated over the useful lives of the related assets.

     While the corporation continues to evaluate the impact of adopting
     FAS 143, preliminary estimates indicate that the cumulative adjustment for the change in accounting principle will result in after-tax income in the range of $500 million to $700 million as of January 1, 2003. This adjustment is due to the difference in the method of accruing site restoration costs under FAS 143 compared with the method required by FAS 19, the accounting standard that the corporation has been required to follow since 1978. Under FAS 19, site restoration costs are accrued on a unit-of-production basis of accounting as the oil and gas is produced. The FAS 19 method matches the accruals with the revenues generated from production and results in most of the costs being accrued in early field life, when production is at the highest level. Because FAS 143 requires accretion of the liability as a result of the passage of time using an interest method of allocation, the majority of the costs will be accrued towards the end of field life, when production is at the lowest level. The cumulative income adjustment described above results from reversing the higher liability accumulated under FAS 19 in order to adjust it to the lower amount resulting from transition to FAS 143. This amount being reversed in transition, which was previously charged to operating earnings under FAS 19, will again be charged to those earnings under FAS 143 in future years. Because of the long periods over which these costs will be charged, the impact on future annual net income of these increased charges will be immaterial.

3.   Merger of Exxon Corporation and Mobil Corporation

     On November 30, 1999, a wholly-owned subsidiary of Exxon Corporation merged with Mobil Corporation so that Mobil became a wholly-owned subsidiary of Exxon (the "Merger"). At the same time, Exxon changed its name to Exxon Mobil Corporation. The Merger was accounted for as a pooling of interests.

     In the third quarter of 2002, in association with the Merger, $129 million of before tax costs ($85 million after tax) were recorded as merger related expenses, including costs for rationalization of facilities and systems. In the third quarter of 2001, merger related costs were $145 million before tax ($140 million after tax). For the nine months ended September 30, 2002, merger related expenses totaled $253 million before tax ($175 million after tax). For the nine months ended
     September 30, 2001, merger related expenses totaled $433 million before tax ($325 million after tax).

     The severance reserve balance at the end of the third quarter of 2002 is expected to be expended in 2002 and 2003. The following table summarizes the activity in the severance reserve for the nine months ended September 30, 2002:

               Opening                                  Balance at
               Balance     Additions     Deductions     Period End
               _______     _________     __________     __________
                            (millions of dollars)
                 197          32            134             95

4.   Extraordinary Gain

     Third quarter 2002 and 2001 results included no extraordinary gains.

     Results for the nine months ended September 30, 2002, included no extraordinary gains. For the nine months ended September 30, 2001, the net after tax gain from asset management activities and required asset divestitures totaled $215 million (including an income tax credit of $21 million), or $0.03 per common share. These net gains from asset management activities in the chemicals segment and from required asset divestitures have been reported as extraordinary items in accordance with accounting requirements for business combinations accounted for as a pooling of interests.

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

     On May 22, 2001, a state court jury in New Orleans, Louisiana, returned a verdict against the corporation and three other entities in a case brought by a landowner claiming damage to his property. The property had been leased by the landowner to a company that performed pipe cleaning and storage services for customers, including the corporation. The jury awarded the plaintiff $56 million in compensatory damages (90 percent to be paid by the corporation) and $1 billion in punitive damages (all to be paid by the corporation). The damage related to the presence of naturally occurring radioactive material (NORM) on the site resulting from pipe cleaning operations. The award has been upheld at the trial court. ExxonMobil has appealed the judgment to the Louisiana Fourth Circuit Court of Appeals and believes that the judgment should be set aside or substantially reduced on factual and constitutional grounds. The ultimate outcome is not expected to have a materially adverse effect upon the corporation's operations or financial condition.

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

     Additionally, the corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the corporation's operations or financial condition. The corporation's outstanding unconditional purchase obligations at September 30, 2002 were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

6.   Nonowner Changes in Shareholders' Equity

                                          Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                          __________________  _________________
                                                2002    2001      2002    2001
                                                ____    ____      ____    ____
                                                    (millions of dollars)
Net income                                   $ 2,640 $ 3,180   $ 7,370 $12,640
Changes in other nonowner changes in equity
   Foreign exchange translation adjustment      (481)    657     2,042    (862)
   Minimum pension liability adjustment            0       0         0       0
   Unrealized gains/(losses) on stock
     investments                                 (38)   (146)       53     (73)
                                             _______ _______   _______ _______
Total nonowner changes in shareholders'
   equity                                    $ 2,121 $ 3,691   $ 9,465 $11,705
                                             ======= =======   ======= =======

7.   Earnings Per Share

                                         Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                         __________________  _________________
                                              2002     2001      2002     2001
                                              ____     ____      ____     ____
NET INCOME PER COMMON SHARE
Income before extraordinary item
  (millions of dollars)                    $ 2,640  $ 3,180   $ 7,370  $12,425

Weighted average number of common shares
  outstanding (millions of shares)           6,740    6,852     6,767    6,883

Net income per common share (dollars)
  Before extraordinary gain                $  0.39  $  0.46   $  1.09  $  1.81
  Extraordinary gain, net of income tax       0.00     0.00      0.00     0.03
                                           _______  _______   _______  _______
  Net income                               $  0.39  $  0.46   $  1.09  $  1.84
                                           =======  =======   =======  =======
NET INCOME PER COMMON SHARE
  - ASSUMING DILUTION
Income before extraordinary item
  (millions of dollars)                    $ 2,640  $ 3,180   $ 7,370  $12,425
  Adjustment for assumed dilution                0       (1)        0       (3)
                                           _______  _______   _______  _______
Income available to common shares          $ 2,640  $ 3,179   $ 7,730  $12,422
                                           =======  =======   =======  =======
Weighted average number of common shares
  outstanding (millions of shares)           6,740    6,852     6,767    6,883
  Plus:  Issued on assumed exercise of
         stock options                          47       72        57       74
                                           _______  _______   _______  _______
Weighted average number of common shares     6,787    6,924     6,824    6,957
  outstanding                              =======  =======   =======  =======

Net income per common share
  - assuming dilution (dollars)
  Before extraordinary gain                $  0.39  $  0.46   $  1.08  $  1.79
  Extraordinary gain, net of income tax       0.00     0.00      0.00     0.03
                                           _______  _______   _______  _______
  Net income                               $  0.39  $  0.46   $  1.08  $  1.82
                                           =======  =======   =======  =======

8.   Disclosures about Segments and Related Information

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        __________________   _________________
                                           2002      2001        2002     2001
                                           ____      ____        ____     ____
                                               (millions of dollars)

EARNINGS AFTER INCOME TAX
  Upstream
    United States                      $    641  $    767   $  1,759  $  3,506
    Non-U.S.                              1,561     1,364      4,605     5,253
  Downstream
    United States                            42       390        290     1,643
    Non-U.S.                                 83       552        189     1,565
  Chemicals
    United States                           156        76        313       270
    Non-U.S.                                197        80        441       403
  All other                                 (40)      (49)      (227)        0
                                       ________  ________   ________  ________
  Corporate total                      $  2,640  $  3,180   $  7,370  $ 12,640
                                       ========  ========   ========  ========
Extraordinary gains included above:
  Chemicals
    United States                      $      0  $      0   $      0  $    100
    Non-U.S.                                  0         0          0        75
  All other                                   0         0          0        40
                                       ________  ________   ________  ________
  Corporate total                      $      0  $      0   $      0  $    215
                                       ========  ========   ========  ========
SALES AND OTHER OPERATING REVENUE
  Upstream
    United States                      $    938  $    971   $  2,717  $  4,672
    Non-U.S.                              2,775     2,991      8,501    10,892
  Downstream
    United States                        13,468    13,075     35,678    40,179
    Non-U.S.                             31,644    30,031     86,683    93,473
  Chemicals
    United States                         1,773     1,606      5,144     5,412
    Non-U.S.                              2,565     2,247      6,947     7,046
  All other                                 115       211        403       635
                                       ________  ________   ________  ________
  Corporate total                      $ 53,278  $ 51,132   $146,073  $162,309
                                       ========  ========   ========  ========
INTERSEGMENT REVENUE
  Upstream
    United States                      $  1,277  $  1,145   $  3,696  $  4,219
    Non-U.S.                              2,584     2,820      8,630     9,597
  Downstream
    United States                           636       888      3,398     3,272
    Non-U.S.                              4,448     4,744     12,664    13,589
  Chemicals
    United States                           727       390      1,944     1,734
    Non-U.S.                                626       540      1,810     1,642
  All other                                  88        48        230       142

9. Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

     Exxon Mobil Corporation has fully and unconditionally guaranteed the 6.0% notes due 2005 ($106 million of long-term debt at September 30, 2002) and the 6.125% notes due 2008 ($160 million) of Exxon Capital Corporation and the deferred interest debentures due 2012 ($980 million) and the debt securities due 2003-2011 ($105 million long-term and $10 million short-term) of SeaRiver Maritime Financial Holdings, Inc. Exxon Capital Corporation and SeaRiver Maritime Financial Holdings, Inc. are 100 percent owned subsidiaries of Exxon Mobil Corporation.

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

Condensed consolidated statement of income for three months ended September 30, 2002
____________________________________________________________________________________
Revenue
  Sales and other
   operating revenue,
   including excise taxes   $  2,205    $      -   $      -    $ 51,073     $      -    $ 53,278
  Earnings from equity
   interests and other
   revenue                     2,703           -        (11)        779       (2,567)        904
  Intercompany revenue         4,843          11          7      31,448      (36,309)          -
                            ________    ________   ________    ________     ________    ________
      Total revenue            9,751          11         (4)     83,300      (38,876)     54,182
                            ________    ________   ________    ________     ________    ________
Costs and other deductions
  Crude oil and product
   purchases                   4,746           -          -      54,712      (34,215)     25,243
  Operating expenses           1,187           1          -       4,373         (731)      4,830
  Selling, general
   and administrative
   expenses                      452           1          -       2,277            -       2,730
  Depreciation and depletion     388           1          1       1,805            -       2,195
  Exploration expenses,
   including dry holes            46           -          -         116            -         162
  Merger related expenses         27           -          -         105           (3)        129
  Interest expense               184           5         28       1,194       (1,360)         51
  Excise taxes                     -           -          -       5,783            -       5,783
  Other taxes and duties           1           -          -       8,484            -       8,485
  Income applicable to
   minority and preferred
   interests                       -           -          -          76            -          76
                            ________    ________   ________    ________     ________    ________
      Total costs and
       other deductions        7,031           8         29      78,925      (36,309)     49,684
                            ________    ________   ________    ________     ________    ________
Income before income taxes     2,720           3        (33)      4,375       (2,567)      4,498
  Income taxes                    80           1         (8)      1,785            -       1,858
                            ________    ________   ________    ________     ________    ________
Income before extraordinary
  item                         2,640           2        (25)      2,590       (2,567)      2,640
  Extraordinary gain, net
   of income tax                   -           -          -           -            -           -
                            ________    ________   ________    ________     ________    ________
Net income                  $  2,640    $      2   $    (25)   $  2,590     $ (2,567)   $  2,640
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
                             ========   ========   ========    ========     ========      ========

Condensed consolidated statement of income for nine months ended September 30, 2002
___________________________________________________________________________________
Revenue
  Sales and other
   operating revenue,
   including excise taxes    $  6,398   $      -   $      -    $139,675     $      -      $146,073
  Earnings from equity
   interests and other
   revenue                      7,594          5        (10)      2,122       (7,162)        2,549
  Intercompany revenue         11,311         32         21      84,559      (95,923)            -
                             ________   ________   ________    ________     ________      ________
      Total revenue            25,303         37         11     226,356     (103,085)      148,622
                             ________   ________   ________    ________     ________      ________
Costs and other deductions
  Crude oil and product
   purchases                   10,844          -          -     144,113      (89,069)       65,888
  Operating expenses            3,631          2          1      12,445       (3,117)       12,962
  Selling, general and
   administrative expenses      1,386          2          -       7,790            -         9,178
  Depreciation and depletion    1,164          4          2       5,065            -         6,235
  Exploration expenses,
   including dry holes            127          -          -         482            -           609
  Merger related expenses          63          -          -         203          (13)          253
  Interest expense                439         16         84       3,375       (3,724)          190
  Excise taxes                      -          -          -      16,224            -        16,224
  Other taxes and duties           10          -          -      24,811            -        24,821
  Income applicable to
   minority and preferred
   interests                        -          -          -         108            -           108
                             ________   ________   ________    ________     ________      ________
      Total costs and
      other deductions         17,664         24         87     214,616      (95,923)      136,468
                            _________   ________   ________    ________     ________      ________
Income before income taxes      7,639         13        (76)     11,740       (7,162)       12,154
  Income taxes                    269          5        (23)      4,533            -         4,784
                             ________   ________   ________    ________     ________      ________
Income before
  extraordinary item            7,370          8        (53)      7,207       (7,162)        7,370
  Extraordinary gain, net
   of income tax                    -          -          -           -            -             -
                             ________   ________   ________    ________     ________      ________
Net income                   $  7,370   $      8   $    (53)   $  7,207     $ (7,162)     $  7,370
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
                                                 (millions of dollars)

Condensed consolidated balance sheet as of September 30, 2002
_____________________________________________________________
Cash and cash equivalents    $    470   $      -   $      -    $  6,467     $      -      $  6,937
Notes and accounts
  receivable - net              3,488          -          -      15,211            -        18,699
Inventories                     1,043          -          -       7,713            -         8,756
Prepaid taxes and expenses        167          -         27       1,957            -         2,151
                             ________   ________   ________    ________     ________      ________
      Total current assets      5,168          -         27      31,348            -        36,543
Property, plant and
  equipment - net              16,895        105          4      76,455            -        93,459
Investments and other
  assets                      101,056          -        542     330,514     (412,641)       19,471
Intercompany receivables       18,090      1,462      1,444     302,400     (323,396)            -
                             ________   ________   ________    ________     ________      ________
      Total assets           $141,209   $  1,567   $  2,017    $740,717    $(736,037)     $149,473
                             ========   ========   ========    ========    =========      ========
Notes and loan payables      $      -   $     23   $     10    $  3,740     $      -      $  3,773
Accounts payable and
  accrued liabilities           2,640          2          -      21,752            -        24,394
Income taxes payable              923          1          -       3,968            -         4,892
                             ________   ________   ________    ________     ________      ________
      Total current
       liabilities              3,563         26         10      29,460            -        33,059
Long-term debt                  1,298        266      1,085       4,461            -         7,110
Deferred income tax
  liabilities                   2,868         32        299      13,373            -        16,572
Other long-term liabilities     4,101          -          -      13,941            -        18,042
Intercompany payables          54,689        345        382     267,980     (323,396)            -
                             ________   ________   ________    ________     ________      ________
      Total liabilities        66,519        669      1,776     329,215     (323,396)       74,783

Earnings reinvested            98,416         92       (153)     55,985      (55,924)       98,416
Other shareholders' equity    (23,726)       806        394     355,517     (356,717)      (23,726)
                             ________   ________   ________    ________     ________      ________
      Total shareholders'
       equity                  74,690        898        241     411,502     (412,641)       74,690
                             ________   ________   ________    ________     ________      ________
      Total liabilities and
       shareholders'
       equity                $141,209   $  1,567   $  2,017    $740,717    $(736,037)     $149,473
                             ========   ========   ========    ========    =========      ========

Condensed consolidated balance sheet as of December 31, 2001
____________________________________________________________
Cash and cash equivalents    $  1,375   $      -   $      -    $  5,172     $      -      $  6,547
Notes and accounts
  receivable - net              2,458          -          -      17,091            -        19,549
Inventories                       996          -          -       6,908            -         7,904
Prepaid taxes and expenses        155          5          8       1,513            -         1,681
                             ________   ________   ________    ________     ________      ________
      Total current assets      4,984          5          8      30,684            -        35,681
Property, plant and
  equipment - net              16,843        108          6      72,645            -        89,602
Investments and other
  assets                       92,844          -        552     323,689     (399,194)       17,891
Intercompany receivables        8,466      1,365      1,431     266,527     (277,789)            -
                             ________   ________   ________    ________     ________      ________
      Total assets           $123,137   $  1,478   $  1,997    $693,545    $(676,983)     $143,174
                             ========   ========   ========    ========    =========      ========
Notes and loan payables      $      -   $     35   $     10    $  3,658     $      -      $  3,703
Accounts payable and
  accrued liabilities           2,735          6          1      20,120            -        22,862
Income taxes payable              767          -          -       2,782            -         3,549
                             ________   ________   ________    ________     ________      ________
      Total current
       liabilities              3,502         41         11      26,560            -        30,114
Long-term debt                  1,258        266      1,008       4,567            -         7,099
Deferred income tax
  liabilities                   2,989         33        302      13,035            -        16,359
Other long-term
  liabilities                   4,373          -          -      12,068            -        16,441
Intercompany payables          37,854        248        382     239,305     (277,789)            -
                             ________   ________   ________    ________     ________      ________
      Total liabilities        49,976        588      1,703     295,535     (277,789)       70,013

Earnings reinvested            95,718         84       (100)     48,907      (48,891)       95,718
Other shareholders' equity    (22,557)       806        394     349,103     (350,303)      (22,557)
                             ________   ________   ________    ________     ________      ________
      Total shareholders'
       equity                  73,161        890        294     398,010     (399,194)       73,161
                             ________   ________   ________    ________     ________      ________
      Total liabilities
       and shareholders'
       equity                $123,137   $  1,478   $  1,997    $693,545    $(676,983)     $143,174
                            =========   ========   ========    ========    =========      ========

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

Condensed consolidated statement of cash flows for nine months ended September 30, 2002
_______________________________________________________________________________________
Cash provided by/(used in)
  operating activities       $    260  $     12   $     13    $ 16,324     $   (420)     $ 16,189
                             ________  ________   ________    ________     ________      ________
Cash flows from investing
  activities
  Additions to property,
   plant and equipment         (1,274)        -          -      (6,873)           -        (8,147)
  Sales of long-term assets       120         -          -         939            -         1,059
  Net intercompany
   investing                    8,063       (97)       (13)     (8,075)         122             -
  All other investing, net          -         -          -        (437)           -          (437)
                             ________  ________   ________    ________     ________      ________
  Net cash provided
   by/(used in)investing
   activities                   6,909       (97)       (13)    (14,446)         122        (7,525)
                             ________  ________   ________    ________     ________      ________
Cash flows from financing
  activities
  Additions to long-term
   debt                             -         -          -         382            -           382
  Reductions in long-term
   debt                             -         -          -        (208)           -          (208)
  Additions/(reductions)
  in short-term debt
  - net                             -       (12)         -        (451)           -          (463)
  Cash dividends               (4,672)        -          -        (420)         420        (4,672)
  Net ExxonMobil shares
  sold/(acquired)              (3,402)        -          -           -            -        (3,402)
  Net intercompany
  financing activity                -        97          -          25         (122)            -
  All other financing, net          -         -          -        (319)           -          (319)
                             ________  ________   ________    ________     ________      ________
  Net cash provided
   by/(used in)financing
   activities                  (8,074)       85          -        (991)         298        (8,682)
                             ________  ________   ________    ________     ________      ________
Effects of exchange rate
  changes on cash                   -         -          -         408            -           408
                             ________  ________   ________    ________     ________      ________
Increase/(decrease) in
  cash and cash equivalents  $   (905) $      -   $      -    $  1,295     $      -      $    390
                             ========  ========   ========    ========     ========      ========


Condensed consolidated statement of cash flows for nine months ended September 30, 2001
_______________________________________________________________________________________
Cash provided
  by/(used in) operating
  activities                 $  3,751  $     32   $     71    $ 16,326     $   (681)     $ 19,499
                             ________  ________   ________    ________     ________      ________
Cash flows from investing
  activities
  Additions to property,
   plant and equipment         (1,549)        -          -      (5,314)           -        (6,863)
  Sales of long-term assets       531         -          -         357            -           888
  Net intercompany investing    4,033    17,599        (42)    (20,205)      (1,385)            -
  All other investing, net        (31)        -          -          61            -            30
                             ________  ________   ________    ________     ________      ________
  Net cash provided
   by/(used in) investing
   activities                   2,984    17,599        (42)    (25,101)      (1,385)       (5,945)
                             ________  ________   ________    ________     ________      ________
Cash flows from financing
  activities
  Additions to long-term
   debt                             -         -          -         338            -           338
  Reductions in long-term
   debt                            (1)      (15)         -        (387)           -          (403)
  Additions/(reductions)
   in short-term debt
   - net                          (59)      (30)         -      (2,218)          -         (2,307)
  Cash dividends               (4,683)        -          -        (681)         681        (4,683)
  Net ExxonMobil shares
   sold/(acquired)             (4,065)        -          -           -            -        (4,065)
  Net intercompany
  financing activity                -   (17,586)       (29)     16,230        1,385             -
  All other financing, net          -         -          -        (496)           -          (496)
                             ________  ________   ________    ________     ________      ________
  Net cash provided
   by/(used in)financing
   activities                  (8,808)  (17,631)       (29)     12,786        2,066       (11,616)
                             ________  ________   ________    ________     ________      ________
Effects of exchange rate
  changes on cash                   -         -          -           8            -             8
                             ________  ________   ________    ________     ________      ________
Increase/(decrease) in
  cash and cash equivalents  $ (2,073) $      -   $      -    $  4,019     $      -      $  1,946
                             ========  ========   ========    ========     ========      ========

                              EXXON MOBIL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

                                            Third Quarter   First Nine Months
                                            _____________   _________________
                                            2002     2001       2002     2001
                                            ____     ____       ____     ____
                                                  (millions of dollars)
Earnings including merger effects and special items
___________________________________________________
Upstream
   United States                         $   641  $   767    $ 1,759  $ 3,506
   Non-U.S.                                1,561    1,364      4,605    5,253
Downstream
   United States                              42      390        290    1,643
   Non-U.S.                                   83      552        189    1,565
Chemicals
   United States                             156       76        313      270
   Non-U.S.                                  197       80        441      403
Other operations                             121      120        360      389
Corporate and financing                      (76)     (29)      (412)    (104)
Merger expenses                              (85)    (140)      (175)    (325)
Gain from required asset divestitures          0        0          0       40
                                         _______  _______    _______  _______
NET INCOME                               $ 2,640  $ 3,180    $ 7,370  $12,640
                                         =======  =======    =======  =======
Net income per common share              $  0.39  $  0.46    $  1.09  $  1.84
Net income per common share
   - assuming dilution                   $  0.39  $  0.46    $  1.08  $  1.82

Merger effects and special items
________________________________
Upstream
   Non-U.S.                              $  (215) $     0    $  (215) $     0
Chemicals
   United States (extraordinary item)          0        0          0      100
   Non-U.S. (extraordinary item)               0        0          0       75
Merger expenses                              (85)    (140)      (175)    (325)
Gain from required asset divestitures
  (extraordinary item)                         0        0          0       40
                                         _______  _______    _______  _______
TOTAL                                    $  (300) $  (140)   $  (390) $  (110)
                                         =======  =======    =======  =======
Earnings excluding merger effects and special items
___________________________________________________
Upstream
   United States                         $   641  $   767    $ 1,759  $ 3,506
   Non-U.S.                                1,776    1,364      4,820    5,253
Downstream
   United States                              42      390        290    1,643
   Non-U.S.                                   83      552        189    1,565
Chemicals
   United States                             156       76        313      170
   Non-U.S.                                  197       80        441      328
Other operations                             121      120        360      389
Corporate and financing                      (76)     (29)      (412)    (104)
                                         _______  _______    _______  _______
TOTAL                                    $ 2,940  $ 3,320    $ 7,760  $12,750
                                         =======  =======    =======  =======
Earnings per common share                $  0.44  $  0.48    $  1.15  $  1.86
Earnings per common share
   - assuming dilution                   $  0.44  $  0.48    $  1.14  $  1.84

REVIEW OF THIRD QUARTER 2002 RESULTS

Excluding merger effects and special items, estimated third quarter 2002 earnings were $2,940 million ($0.44 per share), a decrease of $380 million from the third quarter of 2001, but an increase of $270 million from the second quarter of 2002. Including merger effects and special items, estimated net income of $2,640 million ($0.39 per share) decreased $540 million.

Revenue for the third quarter of 2002 totaled $54,182 million compared with $52,113 million in 2001. Capital and exploration expenditures of $3,563 million in the third quarter of 2002 were up $465 million, or 15 percent, compared with $3,098 million last year and were 5 percent higher than in this year's second quarter.

Excluding merger effects and special items, ExxonMobil's third quarter 2002 earnings of $2,940 million were up $270 million from second quarter 2002 earnings of $2,670 million. This improvement followed an increase of $520 million from first to second quarter 2002. Upstream earnings improved
$264 million from the second quarter, primarily reflecting the continued upward trend in crude oil prices. Downstream earnings decreased $257 million from the second quarter primarily due to weak U.S. refining conditions and unfavorable foreign exchange effects. Marketing margins declined and remained weak overall. Chemicals earnings rose $84 million compared with the second quarter. Improved margins in the U.S. more than offset lower volumes, which were down slightly from the prior quarter's record level. Corporate and financing expenses of $76 million decreased $144 million mainly due to favorable foreign exchange impacts.

Operating costs for the first nine months of 2002 declined $1.5 billion versus the same period last year. The decline was related to lower energy prices and additional efficiencies captured in all business lines.

                                                          Nine Months Ended
                                                            September 30,
                                                          _________________
                                                            2002       2001
                                                            ____       ____
                                                        (millions of dollars)
OPERATING COSTS EXCLUDING MERGER EXPENSES
From ExxonMobil's Condensed Consolidated Statement of Income
Operating expenses                                      $ 12,962   $ 14,096
Selling, general and administrative expenses               9,178      9,471
Depreciation and depletion                                 6,235      5,804
Exploration expenses, including dry holes                    609        864
                                                        ________   ________
   Subtotal                                               28,984     30,235
ExxonMobil's share of equity company expenses              2,736      3,004
                                                        ________   ________
   Total operating costs                                $ 31,720   $ 33,239
                                                        ========   ========

Compared with last year's third quarter, ExxonMobil's third quarter 2002 earnings, excluding merger effects and special items, were $2,940 million, down $380 million. The reduction in earnings reflected significantly weaker conditions in the downstream segments, partly offset by improvements in crude oil prices and production levels in the upstream.

Upstream earnings were $2,417 million, an increase of $286 million from the third quarter 2001 results. These upstream results reflected higher realizations on sales of crude oil. Liquids production, excluding the impact of OPEC quota restrictions, was flat as new production from fields in Malaysia, Angola and Canada was offset by natural field decline. Natural gas volumes were up 8 percent, reflecting resumed operations at the Arun field in Indonesia and higher production elsewhere in Asia-Pacific. On an oil-equivalent basis, excluding the effect of OPEC quota restrictions, production increased
3 percent. Project schedules for long-term volume increases remain on track as reflected by higher capital spending.

Downstream earnings were $125 million, down $817 million from last year's third quarter, reflecting weak industry-wide conditions. Refining margins dropped in most areas worldwide, with the sharpest declines in the U.S., Europe and Japan. Improved refining operations have continued to provide a partial offset to the margin decline. Marketing margins remained weak in most areas worldwide, with further declines in the quarter outside of the U.S.

Chemicals earnings of $353 million were more than double last year's third quarter due mainly to record third quarter sales volumes and a net improvement in margins.

Earnings from other operations, including coal, minerals and power, totaled $121 million, similar to last year.

Third quarter 2002 net income of $2,640 million included after-tax merger expenses of $85 million and a special charge of $215 million, reflecting the impact on deferred income taxes from the 10 percent supplementary upstream tax enacted in the U.K. in July.

In the third quarter, ExxonMobil continued its active investment program, spending $3,563 million on capital and exploration projects, compared with $3,098 million last year, reflecting continued growth in upstream spending.

Capital and exploration expenditures of $9,930 million for the first nine months of 2002 were up $1,482 million, or 18 percent, compared with $8,448 million last year. Upstream capital spending was up 22 percent, consistent with long term investment plans which will result in expanding profitable production.

Cash flow from operations and asset sales for the first nine months of 2002 was $17.2 billion, below last year's $20.4 billion level due to lower earnings, but sufficiently large to exceed cash requirements to fund the corporation's growing capital expenditure program, shareholder dividends and continuing share purchases.

                                                           Nine Months Ended
                                                             September 30,
                                                           _________________
                                                              2002      2001
                                                              ____      ____
                                                         (millions of dollars)
CASH FLOWS FROM OPERATIONS AND ASSET SALES
Net cash provided by operating activities                 $ 16,189  $ 19,499
Sales of subsidiaries, investments, and property, plant
  and equipment                                              1,059       888
                                                          ________  ________
   Cash flows from operations and asset sales             $ 17,248  $ 20,387
                                                          ========  ========

OTHER COMMENTS ON THIRD QUARTER 2002 COMPARED TO THIRD QUARTER 2001

Excluding a special charge recorded in 2002, upstream earnings were $2,417 million, up $286 million from the third quarter 2001 reflecting higher crude oil realizations.

Liquids production of 2,448 kbd (thousands of barrels per day) decreased from 2,484 kbd in the third quarter of 2001. Higher production in Angola, Malaysia, Canada and Venezuela was offset by OPEC quota restrictions and natural field declines in mature areas. Absent OPEC quota restrictions, liquids production was flat with last year. Third quarter natural gas production increased to 9,214 mcfd (millions of cubic feet per day), compared with 8,561 mcfd last year. Improvements in Asia-Pacific natural gas volumes, mainly from the return to full production levels at the Arun field in Indonesia following last year's curtailments due to security concerns, were partly offset by natural field decline in the U.S. and North Sea. Total actual oil and natural gas production increased 2 percent versus the third quarter of last year, as resumption of full operations at Arun and contributions from new projects and work programs more than offset natural field declines. Excluding the impact of OPEC quota restrictions, oil-equivalent production was up 3 percent.

Earnings from U.S. upstream operations were $641 million, down $126 million. Excluding the special U.K. tax charge in 2002, non-U.S. upstream earnings of $1,776 million were $412 million higher than last year's third quarter.

Downstream earnings of $125 million decreased substantially from the third quarter of last year, reflecting significantly lower refining margins in the U.S. and Europe with continued weakness in Asia-Pacific. Marketing margins remained depressed. Petroleum product sales were 7,763 kbd, 188 kbd lower than last year's third quarter in large part due to reduced demand for aviation fuel and lower distillate and fuel oil sales in Europe.

U.S. downstream earnings were $42 million, down $348 million. Non-U.S. downstream earnings of $83 million were $469 million lower than last year's third quarter.

Chemicals earnings of $353 million were up $197 million from the same quarter a year ago reflecting higher volumes and improved margins. Prime product sales of 6,711 kt (thousands of metric tons) were up 254 kt, reflecting higher demand in key commodity businesses across most regions and supported by capacity additions in Singapore.

Earnings from other operations, including coal, minerals and power, totaled $121 million, similar to last year.

Corporate and financing expenses of $76 million increased $47 million, primarily due to higher pension costs.

The corporation's effective tax rate increased to 43.2 percent in the third quarter, and reflected the impact of higher U.K. taxes, including a special charge of $215 million related to the deferred income tax effect of the 10 percent supplementary U.K. tax on North Sea operations that was enacted during the quarter. During the period, the Company continued to benefit from the favorable resolution of other tax related issues.

Third quarter net income also included $85 million of after-tax merger expenses, including costs for rationalization of facilities and systems.

During the third quarter of 2002, Exxon Mobil Corporation purchased 30 million shares of its common stock for the treasury at a gross cost of $1,062 million. These purchases were to offset shares issued in conjunction with company benefit plans and programs and to reduce the number of shares outstanding. Shares outstanding were reduced from 6,757 million at the end of the second quarter of 2002 to 6,729 million at the end of the third quarter. Purchases may be made in both the open market and through negotiated transactions, and may be discontinued at any time.

FIRST NINE MONTHS 2002 COMPARED WITH FIRST NINE MONTHS 2001

Excluding merger effects and special items, earnings of $7,760 million ($1.14 per share) for the first nine months of 2002 decreased $4,990 million from the record first nine months of last year. Including merger effects and special items, net income of $7,370 million ($1.08 per share) for the first nine months of 2002 decreased $5,270 million. Included in this year's first nine months net income was $390 million in after-tax merger expenses and unfavorable special items, while last year's first nine months included net unfavorable merger effects and special items of $110 million.

Upstream earnings decreased primarily due to lower natural gas realizations, particularly in North America, where prices reached historical highs at the beginning of 2001. Crude oil realizations were also lower. Liquids production of 2,494 kbd decreased 53 kbd from the first nine months of 2001. Higher production in Angola, Malaysia, Venezuela and Canada was offset by OPEC quota restrictions and natural field declines in mature areas. Excluding the effect of OPEC quota restrictions, liquids production in 2002 was flat with the first nine months of 2001. Worldwide natural gas production of 10,039 mcfd in the first nine months of 2002 compared with 9,910 mcfd in 2001. Improvements in Asia-Pacific volumes, mainly from the return to full production levels at the Arun field in Indonesia following last year's curtailments due to security concerns, more than offset reduced weather-related demand in Europe and natural field decline in the U.S. Weather-related demand in Europe reduced total gas volumes by about 3 percent. Total oil and natural gas producible volumes increased 2 percent versus the first nine months of last year, as resumption of production at Arun and contributions from new projects and work programs more than offset natural field declines.

Earnings from U.S. upstream operations for the first nine months of 2002 were $1,759 million, a decrease of $1,747 million. Excluding a special item reported in 2002, earnings outside the U.S. were $4,820 million, $433 million lower than last year.

Downstream earnings decreased substantially from the first nine months of 2001, reflecting significantly lower refining margins in the U.S. and Europe, and further weakness in marketing margins. Improved refining operations provided a partial offset to the margin decline. Petroleum product sales of 7,670 kbd decreased 286 kbd from the first nine months of 2001, largely related to reduced refinery runs due to weak margins, and lower demand for aviation fuels and distillates.

U.S. downstream earnings were $290 million, down $1,353 million. Earnings outside the U.S. of $189 million were $1,376 million lower than last year.

Excluding special items of $175 million recorded in 2001, Chemicals earnings of $754 million for the first nine months of 2002 were $256 million higher than last year reflecting increased prime product sales volumes across all regions and higher margins. Sales volumes of 20,216 kt were 4 percent above last year's level.

Earnings from other operations totaled $360 million, a decrease of $29 million due primarily to the absence of Colombian coal operations which were sold in the first quarter of 2002. Corporate and financing expenses increased
$308 million to $412 million, mainly reflecting higher pension expenses and lower interest income.

MERGER OF EXXON CORPORATION AND MOBIL CORPORATION

On November 30, 1999, a wholly-owned subsidiary of Exxon Corporation merged with Mobil Corporation so that Mobil became a wholly-owned subsidiary of Exxon (the "Merger"). At the same time, Exxon changed its name to Exxon Mobil Corporation. The Merger was accounted for as a pooling of interests.

In the third quarter of 2002, in association with the Merger, $129 million of before tax costs ($85 million after tax) were recorded as merger related expenses, including costs for rationalization of facilities and systems. In the third quarter of 2001, merger related expenses were $145 million before tax ($140 million after tax). For the nine months ended September 30, 2002, merger related expenses totaled $253 million before tax ($175 million after tax). For the nine months ended September 30, 2001, merger related expenses totaled
$433 million before tax ($325 million after tax).

The severance reserve balance at the end of the third quarter of 2002 is expected to be expended in 2002 and 2003. The following table summarizes the activity in the severance reserve for the nine months ended September 30, 2002:

                  Opening                               Balance at
                  Balance    Additions    Deductions    Period End
                  _______    _________    __________    __________
                               (millions of dollars)
                    197          32           134            95

Merger related expenses are expected to total approximately $3.2 billion before tax on a cumulative basis by the end of 2002. Additional expense for facilities rationalization and systems are anticipated in the fourth quarter of 2002, after which the corporation does not expect to use the merger expense segment in future reporting. Merger synergy initiatives are on track.

Results for the nine months ended September 30, 2002, included no extraordinary gains. For the nine months ended September 30, 2001, the net after tax gain from required asset divestments, all in the first quarter, totaled $40 million (including an income tax credit of $15 million), or $0.01 per common share. These net gains from required asset divestments have been reported as extraordinary items in accordance with accounting requirements for business combinations accounted for as a pooling of interests.

LIQUIDITY AND CAPITAL RESOURCES

Net cash generation before financing activities was $8,664 million in the first nine months of 2002 versus $13,554 million in the same period last year. Operating activities provided net cash of $16,189 million, a decrease of $3,310 million from the prior year, influenced by lower net income partly offset by the positive impact of lower working capital. Cash flow from operations also included $1.5 billion in funds received from BEB Erdgas und Erdoel GmbH ("BEB"), a German exploration and production company indirectly owned 50 percent and accounted for under the equity method of accounting. The funds were loaned in connection with a restructuring that will enable BEB, pending German regulatory approvals, to transfer its holdings in Ruhrgas AG, a German gas transmission company. Net income will not reflect the transfer of the Ruhrgas shares until final approvals are obtained.

Investing activities used net cash of $7,525 million, compared to cash used of $5,945 million in the prior year, reflecting higher additions to property, plant and equipment.

Net cash used in financing activities was $8,682 million in the first nine months of 2002 versus $11,616 million in the same period last year reflecting a lower level of debt reductions in the current year.

During the first nine months of 2002, Exxon Mobil Corporation purchased
93 million shares of its common stock for the treasury at a gross cost of $3,617 million. These purchases were to offset shares issued in conjunction with company benefit plans and programs and to reduce the number of shares outstanding. Purchases may be made in both the open market and through negotiated transactions, and may be discontinued at any time.

Revenue for the first nine months of 2002 totaled $148,622 million compared to $165,597 million in the first nine months of 2001 reflecting lower prices.

Capital and exploration expenditures were $9,930 million in the first nine months 2002 compared to $8,448 million in last year's first nine months. In 2002, capital and exploration investments are expected to increase by more than 10 percent over 2001 primarily driven by ExxonMobil's large portfolio of upstream projects.

Total debt of $10.9 billion at September 30, 2002 increased $0.1 billion from year-end 2001. The corporation's debt to total capital ratio was 12.3 percent at the end of the first nine months of 2002, compared to 12.4 percent at year-end 2001.

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

The corporation, as part of its ongoing asset management program, continues to evaluate its mix of assets for potential upgrade. Because of the ongoing nature of this program, dispositions will continue to be made from time to time which will result in either gains or losses. Asset management activities in the first nine months of 2002 included the sale of coal operations in Colombia in the first quarter. On May 2, 2002, the corporation announced that it had reached agreement to sell its interests in Compania Minera Disputada de las Condes Limitada (a Chile copper mining business) for $1.3 billion, plus future contingent payments in the event of higher future copper prices. The sale is subject to the completion of outstanding due diligence, the completion of a definitive sale and purchase agreement and required regulatory approvals, with such work continuing into the fourth quarter 2002.

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

                             EXXON MOBIL CORPORATION


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Information about market risks for the nine months ended September 30, 2002 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2001.

Item 4.  Controls and Procedures

         As indicated in the certifications on pages 29 through 34 of this report, the corporation's principal executive officer, principal financial officer and principal accounting officer have evaluated the corporation's disclosure controls and procedures as of September 30, 2002. Based on that evaluation, these officers have concluded that the corporation's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis. There have not been changes in the corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.


                             PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         The New York State Department of Environmental Conservation ("NYSDEC") issued a Notice of Violation with respect to the Port Mobil Terminal in Staten Island, New York on August 1, 2002. The NYSDEC alleges violations of regulations under New York's Petroleum Bulk Storage and Chemical Bulk Storage programs, including that certain above-ground storage tanks holding petroleum products (or chemicals) are not being managed in accordance with regulatory requirements or are in violation of permit requirements. The NYSDEC served a Notice of Hearing and Complaint on ExxonMobil Oil Corporation ("EMOC") on October 7, 2002, specifically demanding, among other things, a penalty of $750,000. EMOC filed a motion for a More Definite Statement on October 17, 2002.

         The NYSDEC served multiple Notices of Hearing and Complaint ("Notices") on EMOC on September 5, 2002 relating to three service stations. The Notice relating to a service station on Fort Hamilton Parkway in Brooklyn, New York alleges the discharge of petroleum into the waters of the state and failure to report spills in violation of the Navigation Law and the Environmental Conservation Law. The NYSDEC is seeking payment of a civil penalty in the amount of $125,000. In Notices relating to service stations on West Street in Manhattan and on Pike Street in New York City, the NYSDEC alleges the discharge of petroleum into the waters of the state in violation of the Navigation Law and the Environmental Conservation Law. For each of these two service stations, the NYSDEC is seeking a civil penalty in the amount of $200,000. EMOC filed an answer and affirmative defenses on October 29, 2002.

         In a previously reported matter, the NYSDEC has amended its complaint originally served on EMOC on June 14, 2002 with respect to a service station in Smithtown, New York. In the amendment, the NYSDEC has added alleged violations at a service station across the highway from the first location, and has increased the penalty it is seeking from

         $1.5 million to $2.0 million. Allegations regarding the second site are that petroleum was discharged from the station into waters of the state and that EMOC has violated the Stipulation Agreement regulating remedial activities at the site. The NYSDEC has filed a motion for order without hearing, and EMOC's opposition to this motion is due by November 8, 2002.

         The NYSDEC has indicated that it is continuing its inspections and investigations at certain other sites in New York and that additional Notices may be issued to the corporation in the future. Settlement discussions with the NYSDEC to resolve all outstanding matters are ongoing. The amounts of the penalties for which the corporation might ultimately be liable are unknown.

         The Texas Commission on Environmental Quality issued Notices of Enforcement to EMOC with respect to its Beaumont, Texas refinery on May 21, 2002, and on August 22, 2002. Each Notice alleged violations of Texas Air Quality regulations. The primary focus is on leak detection and repair issues, including allegations that certain equipment valves were not monitored as required or were not repaired in a timely manner. No specific demand for penalties has been made.

         On August 20, 2002, the Environmental Protection Agency ("EPA") issued a Notice of Violation and Finding of Violation ("NOV") in connection with the EPA's New Source Review Enforcement Initiative. In the NOV, the EPA alleged that the corporation undertook certain projects at its refinery in Baton Rouge, Louisiana without obtaining appropriate New Source Review permits under the Clean Air Act. The NOV also included new allegations of violations at refineries in Baytown and Beaumont, Texas; Chalmette, Louisiana; and Joliet, Illinois, in addition to reciting prior claims relating to these four refineries that have been the subject of prior disclosure by the corporation. The NOV did not include a demand for specific fines or penalties. The corporation and the EPA continue to have discussions regarding these matters.

         Regarding a previously reported matter, EMOC and the Department of Environmental Protection of the Commonwealth of Massachusetts have agreed to settle a matter set forth in the agency's draft Consent Order and Notice of Non-Compliance issued on August 27, 1998 relating to alleged violations of air and waste regulations at multiple service stations in Massachusetts. Pursuant to the agreement between the parties, EMOC has agreed to pay a civil penalty in the amount of $175,000. The settlement is subject to finalization and court approval of a formal settlement agreement.

         The corporation and the Bay Area Air Quality Management District ("BAAQMD") have agreed to settle matters relating to 16 Notices of Violation issued by the BAAQMD on different occasions in 1998 and 1999 for alleged violations of various local, state and federal laws relating to control of air contaminants at the corporation's former Benicia, California refinery. Pursuant to a stipulated judgment, which was approved by the Superior Court of the State of California, County of Solano, on October 29, 2002, the corporation has agreed to pay a civil penalty of $221,000.

         Refer to the relevant portions of Note 5 on pages 7 through 9 of this Quarterly Report on Form 10-Q for additional information on legal proceedings.

Item 2.  Changes in Securities

         In accordance with the registrant's 1997 Nonemployee Director Restricted Stock Plan, a newly elected nonemployee director was granted 8,000 shares of restricted Common Stock on October 29, 2002. This grant is exempt from registration under bonus stock interpretations such as the "no action" letter to Pacific Telesis Group (June 30, 1992).


Item 6.  Exhibits and Reports on Form 8-K

  a)     Exhibits

         The registrant has no exhibits for the three month period ended September 30, 2002.

  b)     Reports on Form 8-K

         On August 13, 2002, the registrant filed a Current Report on Form 8-K about the certifications filed with the Securities and Exchange Commission by the principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

                             EXXON MOBIL CORPORATION


SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           EXXON MOBIL CORPORATION




Date:  November 12, 2002                 /s/    DONALD D. HUMPHREYS
                               _______________________________________________
                               Donald D. Humphreys, Vice President, Controller
                                       and Principal Accounting Officer

                                  CERTIFICATIONS

                           Certification by L. R. Raymond
                  Pursuant to Securities Exchange Act Rule 13a-14


I, L. R. Raymond, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Exxon Mobil
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                                        /s/ L. R. Raymond
                                                     _______________________
                                                     L. R. Raymond
                                                     Chief Executive Officer

                           Certification by F. A. Risch
                Pursuant to Securities Exchange Act Rule 13a-14


I, F. A. Risch, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Exxon Mobil
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                                       /s/ F. A. Risch
                                                ____________________________
                                                F. A. Risch
                                                Vice President and Treasurer
                                                (Principal Financial Officer)

                           Certification by D. D. Humphreys
                  Pursuant to Securities Exchange Act Rule 13a-14


I, D. D. Humphreys, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Exxon Mobil
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
                                                    /s/  D. D. Humphreys
                                               _____________________________
                                               D. D. Humphreys
                                               Vice President and Controller
                                               (Principal Accounting Officer)