Form 10-Q
period 2003-03-31
EXXON MOBIL CORP
filed 2003-05-14
CIK 34088

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-Q

       ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes X No
                                                ___    ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                   Outstanding as of March 31, 2003
_______________________________      ________________________________
Common stock, without par value                6,679,390,610

                          EXXON MOBIL CORPORATION

                                 FORM 10-Q

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                              TABLE OF CONTENTS


                                                                    Page
                                                                   Number
                                                                   ______


                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statement of Income                     3
           Three months ended March 31, 2003 and 2002

         Condensed Consolidated Balance Sheet                           4
           As of March 31, 2003 and December 31, 2002

         Condensed Consolidated Statement of Cash Flows                 5
           Three months ended March 31, 2003 and 2002

         Notes to Condensed Consolidated Financial Statements        6-16

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        17-21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk    22

Item 4.  Controls and Procedures                                       22

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                             22

Item 5.  Other Information                                             23

Item 6.  Exhibits and Reports on Form 8-K                           23-24

Signature                                                              25

Certifications                                                      26-28

Index to Exhibits                                                      29

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           EXXON MOBIL CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            (millions of dollars)

                                                           Three Months Ended
                                                                March 31,
                                                           __________________
                                                             2003        2002
                                                             ____        ____
REVENUE
Sales and other operating revenue,
    including excise taxes                                $60,188     $42,592
Earnings from equity interests and other revenue            3,592         801
                                                          _______     _______
    Total revenue                                          63,780      43,393
                                                          _______     _______
COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases                            28,078      18,017
Operating expenses                                          5,340       3,773
Selling, general and administrative expenses                3,102       3,137
Depreciation and depletion                                  2,182       1,998
Exploration expenses, including dry holes                     147         218
Merger related expenses                                         0          83
Interest expense                                               42          88
Excise taxes                                                5,831       4,791
Other taxes and duties                                      8,807       7,945
Income applicable to minority and preferred interests         373          15
                                                          _______     _______
    Total costs and other deductions                       53,902      40,065
                                                          _______     _______
INCOME BEFORE INCOME TAXES                                  9,878       3,328
    Income taxes                                            3,388       1,265
                                                          _______     _______
INCOME FROM CONTINUING OPERATIONS                           6,490       2,063
    Discontinued operations, net of income tax                  0          27
    Cumulative effect of accounting change,
    net of income tax                                         550           0
                                                          _______     _______
NET INCOME                                                $ 7,040     $ 2,090
                                                          =======     =======
NET INCOME PER COMMON SHARE (DOLLARS)
    Income from continuing operations                     $  0.97     $  0.30
    Discontinued operations, net of income tax               0.00        0.00
    Cumulative effect of accounting change,
    net of income tax                                        0.08        0.00
                                                          _______     _______
    Net income                                            $  1.05     $  0.30
                                                          =======     =======
NET INCOME PER COMMON SHARE
 - ASSUMING DILUTION (DOLLARS)
    Income from continuing operations                     $  0.97     $  0.30
    Discontinued operations, net of income tax               0.00        0.00
    Cumulative effect of accounting change,
    net of income tax                                        0.08        0.00
                                                          _______     _______
    Net income                                            $  1.05     $  0.30
                                                          =======     =======

DIVIDENDS PER COMMON SHARE                                $  0.23     $  0.23

                          EXXON MOBIL CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEET
                           (millions of dollars)

                                                         March 31,    Dec. 31,
                                                             2003        2002
                                                             ____        ____
ASSETS
Current assets
   Cash and cash equivalents                             $ 12,328     $  7,229
   Notes and accounts receivable - net                     22,146       21,163
   Inventories
     Crude oil, products and merchandise                    7,620        6,827
     Materials and supplies                                 1,242        1,241
   Prepaid taxes and expenses                               2,138        1,831
                                                         ________     ________
     Total current assets                                  45,474       38,291
Property, plant and equipment - net                        96,595       94,940
Investments and other assets                               20,426       19,413
                                                         ________     ________
     TOTAL ASSETS                                        $162,495     $152,644
                                                         ========     ========
LIABILITIES
Current liabilities
   Notes and loans payable                               $  4,172     $  4,093
   Accounts payable and accrued liabilities                27,592       25,186
   Income taxes payable                                     5,888        3,896
                                                         ________     ________
     Total current liabilities                             37,652       33,175
Long-term debt                                              6,489        6,655
Deferred income tax liability                              17,250       16,484
Other long-term liabilities                                21,519       21,733
                                                         ________     ________
     TOTAL LIABILITIES                                     82,910       78,047
                                                         ________     ________
SHAREHOLDERS' EQUITY
Benefit plan related balances                                (406)        (450)
Common stock, without par value:
   Authorized:   9,000 million shares
   Issued:       8,019 million shares                       4,071        4,217
Earnings reinvested                                       106,460      100,961
Accumulated other nonowner changes in equity
   Cumulative foreign exchange translation adjustment      (2,543)      (3,015)
   Minimum pension liability adjustment                    (2,960)      (2,960)
   Unrealized losses on stock investments                     (25)         (79)
Common stock held in treasury:
      1,340 million shares at March 31, 2003              (25,012)
      1,319 million shares at December 31, 2002                        (24,077)
                                                         ________     ________
     TOTAL SHAREHOLDERS' EQUITY                            79,585       74,597
                                                         ________     ________
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $162,495     $152,644
                                                         ========     ========

The number of shares of common stock issued and outstanding at March 31, 2003 and December 31, 2002 were 6,679,390,610 and 6,700,074,272, respectively.

                           EXXON MOBIL CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (millions of dollars)

                                                           Three Months Ended
                                                                March 31,
                                                           __________________
                                                              2003      2002
                                                              ____      ____
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                               $ 7,040   $ 2,090
   Depreciation and depletion                                 2,182     1,998
   Changes in operational working capital, excluding
      cash and debt                                           1,928       872
   All other items - net                                     (2,504)     (336)
                                                            _______   _______
   Net cash provided by operating activities                  8,646     4,624
                                                            _______   _______
CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property, plant and equipment                (2,938)   (2,426)
   Sales of subsidiaries, investments, and property,
      plant and equipment                                     1,333       768
   Other investing activities - net                             870       421
                                                            _______   _______
   Net cash used in investing activities                       (735)   (1,237)
                                                            _______   _______
NET CASH GENERATION BEFORE FINANCING ACTIVITIES               7,911     3,387
                                                            _______   _______
CASH FLOWS FROM FINANCING ACTIVITIES
   Additions to long-term debt                                    0        31
   Reductions in long-term debt                                (212)      (15)
   Additions/(reductions) in short-term debt - net               25      (362)
   Cash dividends to ExxonMobil shareholders                 (1,541)   (1,563)
   Cash dividends to minority interests                         (61)      (58)
   Changes in minority interests and sales/(purchases)
      of affiliate stock                                        (45)       (7)
   Net ExxonMobil shares acquired                            (1,110)   (1,310)
                                                            _______   _______
   Net cash used in financing activities                     (2,944)   (3,284)
                                                            _______   _______
Effects of exchange rate changes on cash                        132       (28)
                                                            _______   _______
Increase/(decrease) in cash and cash equivalents              5,099        75
Cash and cash equivalents at beginning of period              7,229     6,547
                                                            _______   _______
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $12,328   $ 6,622
                                                            =======   =======
SUPPLEMENTAL DISCLOSURES
   Income taxes paid                                        $ 1,168   $ 1,644
   Cash interest paid                                       $    92   $   153

                           EXXON MOBIL CORPORATION

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis Of Financial Statement Preparation

    These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the corporation's 2002 Annual Report on Form 10-K. In the opinion of the corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. The corporation's exploration and production activities are accounted for under the "successful efforts" method.

2.  Stock Option Accounting

    Effective January 1, 2003, the corporation adopted the recognition provisions of Financial Accounting Standards Board Statement of
    Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation" for all employee stock-based awards granted after that date. In accordance with FAS 123, compensation expense for future awards will be measured by the fair value of the award at the date of grant and recognized over the vesting period. The fair value of awards in the form of restricted stock is the market price of the stock. The fair value of awards in the form of stock options is estimated using an option-pricing model.

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

    If the provisions of FAS 123 had been adopted in the prior year quarter, the impact on compensation expense, net income, and net income per share would have been as follows:

                                                         Three Months Ended
                                                             March 31,
                                                         __________________

                                                        2003           2002
                                                        ____           ____
                                                       (millions of dollars)
Net income, as reported                               $ 7,040       $ 2,090
Add:     Stock-based compensation, net of tax,
         included in reported net income                   22             3
Deduct:  Stock-based compensation, net of tax,
         determined under fair value method               (24)          (53)
                                                       ______        ______
Pro forma net income                                  $ 7,038       $ 2,040
                                                      =======       =======

Net income per share:                                   (dollars per share)
    Basic - as reported                              $   1.05       $  0.30
    Basic - pro forma                                    1.05          0.30

    Diluted - as reported                                1.05          0.30
    Diluted - pro forma                                  1.05          0.30

3.  Discontinued Operations

    In 2002, the copper business in Chile and the coal operations in Colombia were sold. Prior periods include reclassifications to reflect the earnings of these businesses as discontinued operations. Income taxes related to discontinued operations in the first quarter of 2002 were $7 million. Revenues and earnings for these businesses were historically reported in the "All Other" line in the segment disclosures located in note 10 on page 12.

4.  Accounting Change

    As of January 1, 2003 the corporation adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No.
    143 (FAS 143), "Accounting for Asset Retirement Obligations." The primary impact of FAS 143 is to change the method of accruing for upstream site restoration costs. These costs were previously accrued ratably over the productive lives of the assets in accordance with Statement of Financial Accounting Standards No. 19 (FAS 19), "Financial Accounting and Reporting by Oil and Gas Producing Companies." At the end of 2002, the cumulative amount accrued under FAS 19 was approximately $3.5 billion. Under FAS 143, the fair values of asset retirement obligations are recorded as liabilities on a discounted basis when they are incurred, which is typically at the time the assets are installed. Amounts recorded for the related assets will be increased by the amount of these obligations. Over time the liabilities will be accreted for the change in their present value and the initial capitalized costs will be depreciated over the useful lives of the related assets.

    The cumulative adjustment for the change in accounting principle reported in the first quarter of 2003 was after-tax income of $550 million
    (net of $434 million of income tax effects, including ExxonMobil's share of related equity company income taxes of $51 million), or $0.08 per common share. The effect of this accounting change on the balance sheet was a $0.3 billion increase to property, plant and equipment, a $0.6 billion reduction to the accrued liability and a $0.4 billion increase in deferred income tax liabilities.

    This adjustment is due to the difference in the method of accruing site restoration costs under FAS 143 compared with the method required by FAS 19, the accounting standard that the corporation has been required to follow since 1978. Under FAS 19, site restoration costs are accrued on a unit-of-production basis of accounting as the oil and gas is produced. The FAS 19 method matches the accruals with the revenues generated from production and results in most of the costs being accrued early in field life, when production is at the highest level. Because FAS 143 requires accretion of the liability as a result of the passage of time using an interest method of allocation, the majority of the costs will be accrued towards the end of field life, when production is at the lowest level. The cumulative income adjustment described above resulted from reversing the higher liability accumulated under FAS 19 in order to adjust it to the lower present value amount resulting from transition to FAS 143. This amount being reversed in transition, which was previously charged to operating earnings under FAS 19, will again be charged to those earnings under FAS 143 in future years.

    If FAS 143 had been in effect in the first quarter of 2002, net income that would have been reported in that quarter would not have been materially different from the net income that was reported under FAS 19. The effect of FAS 143 on net income in the current quarter is also not material.

5.  Recently Issued Statements of Financial Accounting Standards

    In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which provides guidance on when certain entities should be consolidated or the interests in those entities should be disclosed by enterprises that do not control them through majority voting interest. Under FIN 46, entities are required to be consolidated by enterprises that lack majority voting interest when equity investors of those entities have insignificant capital at risk or they lack voting rights, the obligation to absorb expected losses, or the right to receive expected returns. Entities identified with these characteristics are called variable interest entities and the interests that enterprises have in these entities are called variable interests. These interests can derive from certain guarantees, leases, loans or other arrangements that result in risks and rewards that are disproportionate to the voting interests in the entities.

    The provisions of FIN 46 must be immediately applied for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, FIN 46 must be adopted in the first reporting period beginning after June 15, 2003.

    There have been no variable interest entities created after January 31, 2003 in which the corporation has an interest. The corporation is reviewing its financial arrangements entered into before February 1, 2003 to identify any that might qualify as variable interest entities. There is a reasonable possibility that certain joint ventures in which the corporation has an interest might be variable interest entities. These joint ventures are operating entities and the other equity investors are third parties independent from the corporation. The corporation's share of net income of these entities is included in the consolidated statement of income. The variable interests arise primarily because of certain guarantees extended by the corporation to the joint ventures. These guarantees are disclosed in note 7 beginning on page 9.

    The corporation does not expect any impact on net income if it is required to consolidate any of these possible variable interest entities because it already is recording its share of net income of these entities. The impact to the balance sheet would be an increase in both assets and liabilities, estimated to be in the range of $500 million to $750 million (less than one-half of 1 percent of total assets). However, there would be no change to the calculation of return on average capital employed because the corporation already includes its share of joint venture debt in the determination of average capital employed.

6.  Merger of Exxon Corporation and Mobil Corporation

    On November 30, 1999, a wholly-owned subsidiary of Exxon Corporation merged with Mobil Corporation so that Mobil became a wholly-owned subsidiary of Exxon (the "Merger"). At the same time, Exxon changed its name to Exxon Mobil Corporation.

    There were no merger related expenses in the first quarter of 2003 reflecting the completion of the merger related activities in 2002. In the first quarter of 2002, merger related costs were $83 million before tax ($60 million after tax). The severance reserve balance at the end of the first quarter of 2003 is expected to be expended mainly in 2003 and 2004. The following table summarizes the activity in the severance reserve for the three months ended March 31, 2003:

               Opening                               Balance at
               Balance    Additions    Deductions    Period End
               _______    _________    __________    __________
                           (millions of dollars)
                 101          0            14             87

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

    The corporation and certain of its consolidated subsidiaries were contingently liable at March 31, 2003, for $3.4 billion, primarily relating to guarantees for notes, loans and performance under contracts. This included $0.8 billion representing guarantees of non-U.S. excise taxes and customs duties of other companies, entered into as a normal business practice, under reciprocal arrangements. Also included in this amount were guarantees by consolidated affiliates of $2.2 billion, representing ExxonMobil's share of obligations of certain equity companies.

    Additionally, the corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the corporation's operations or financial condition. The corporation's outstanding unconditional purchase obligations at March 31, 2003 were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

    The operations and earnings of the corporation and its affiliates throughout the world have been, and may in the future be affected from time to time in varying degree by political developments and laws and regulations, such as forced divestiture of assets; restrictions on production, imports and exports; price controls; tax increases and retroactive tax claims; expropriation of property; cancellation of contract rights and environmental regulations. Both the likelihood of such occurrences and their overall effect upon the corporation vary greatly from country to country and are not predictable.

8.  Nonowner Changes in Shareholders' Equity

                                                            Three Months Ended
                                                                 March 31,
                                                            __________________
                                                               2003       2002
                                                               ____       ____
                                                          (millions of dollars)
Net income                                                  $ 7,040    $ 2,090
Changes in other nonowner changes in equity
   Foreign exchange translation adjustment                      472       (130)
   Minimum pension liability adjustment                           0          0
   Unrealized gains/(losses) on stock investments                54         52
                                                            _______    _______
Total nonowner changes in shareholders' equity              $ 7,566    $ 2,012
                                                            =======    =======

9.  Earnings Per Share

                                                           Three Months Ended
                                                                March 31,
                                                           __________________
                                                               2003      2002
                                                               ____      ____
NET INCOME PER COMMON SHARE
Income from continuing operations (millions of dollars)     $ 6,490   $ 2,063

Weighted average number of common shares
   outstanding (millions of shares)                           6,683     6,793

Net income per common share (dollars)
   Income from continuing operations                        $  0.97   $  0.30
   Discontinued operations, net of income tax                  0.00      0.00
   Cumulative effect of accounting change,
    net of income tax                                          0.08      0.00
                                                            _______   _______
   Net income                                               $  1.05   $  0.30
                                                            =======   =======

NET INCOME PER COMMON SHARE - ASSUMING DILUTION
Income from continuing operations (millions of dollars)     $ 6,490   $ 2,063

Weighted average number of common shares outstanding
  -assuming dilution (millions of shares)                     6,683     6,793
   Effect of employee stock-based awards                         31        65
                                                            _______   _______
Weighted average number of common shares outstanding
  -assuming dilution                                          6,714     6,858
                                                            =======   =======

Net income per common share
  -assuming dilution (dollars)
  Income from continuing operations                         $  0.97   $  0.30
  Discontinued operations, net of income tax                   0.00      0.00
  Cumulative effect of accounting change,
   net of income tax                                           0.08      0.00
                                                            _______   _______
   Net income                                               $  1.05   $  0.30
                                                            =======   =======

10. Disclosures about Segments and Related Information

    Consistent with a change in internal organization in 2002, earnings from the electric power business and U.S. coal operations, previously reported in the All Other line, are now shown in the U.S. upstream for coal and non-U.S. upstream for electric power. Earnings from the coal and minerals businesses divested in 2002, reported as discontinued operations, are included in the All Other line. Earnings and revenues for prior periods have been reclassified to reflect these 2002 events consistent with current period reporting.



                                                          Three Months Ended
                                                               March 31,
                                                          __________________
                                                             2003       2002
                                                             ____       ____
                                                        (millions of dollars)
EARNINGS AFTER INCOME TAX
  Upstream
    United States                                        $  1,259   $    448
    Non-U.S.                                                4,434      1,641
  Downstream
    United States                                             174         14
    Non-U.S.                                                  549        (42)
  Chemicals
    United States                                              16         70
    Non-U.S.                                                  271         62
  All Other                                                   337       (103)
                                                         ________   ________
  Corporate Total                                        $  7,040   $  2,090
                                                         ========   ========
Included in All Other above:
  Discontinued operations                                $      0   $     27
  Cumulative effect of accounting change                 $    550   $      0

SALES AND OTHER OPERATING REVENUE
  Upstream
    United States                                        $  1,768   $    818
    Non-U.S.                                                4,073      2,923
  Downstream
    United States                                          14,198      9,568
    Non-U.S.                                               34,976     25,780
  Chemicals
    United States                                           2,029      1,476
    Non-U.S.                                                3,135      2,018
  All Other                                                     9          9
                                                         ________   ________
  Corporate Total                                        $ 60,188   $ 42,592
                                                         ========   ========
INTERSEGMENT REVENUE
  Upstream
    United States                                        $  1,600   $  1,113
    Non-U.S.                                                4,265      2,748
  Downstream
    United States                                           1,660      1,209
    Non-U.S.                                                5,464      3,890
  Chemicals
    United States                                             734        541
    Non-U.S.                                                  838        500
  All Other                                                    77         66

11. Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

    Exxon Mobil Corporation has fully and unconditionally guaranteed the 6.0% notes due 2005 ($106 million of long-term debt at March 31, 2003) and the 6.125% notes due 2008 ($160 million) of Exxon Capital Corporation and the deferred interest debentures due 2012 ($1,035 million) and the debt securities due 2004-2011 ($95 million long-term and $10 million short-term) of SeaRiver Maritime Financial Holdings, Inc. Exxon Capital Corporation and SeaRiver Maritime Financial Holdings, Inc. are 100 percent owned subsidiaries of Exxon Mobil Corporation.

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

Condensed consolidated statement of income for three months ended March 31, 2003
________________________________________________________________________________
Revenue
  Sales and other operating
    revenue, including
    excise taxes             $3,061      $    -     $    -     $ 57,127     $       -    $ 60,188
  Earnings from equity
    interests and other
    revenue                   6,772           -          2        3,476        (6,658)      3,592
  Intercompany revenue        4,639           9          5       37,361       (42,014)          -
                             ______      ______     ______     ________     _________    ________
      Total revenue          14,472           9          7       97,964       (48,672)     63,780
                             ______      ______     ______     ________     _________    ________
Costs and other
  deductions
  Crude oil and product
    purchases                 4,688           -          -       63,287       (39,897)     28,078
  Operating expenses          1,674           1          -        4,630          (965)      5,340
  Selling, general and
    administrative
    expenses                    426           -          -        2,676             -       3,102
  Depreciation and
    depletion                   385           1          1        1,795             -       2,182
  Exploration expenses,
    including dry holes          30           -          -          117             -         147
  Merger related
    expenses                      -           -          -            -             -           -
  Interest expense              161           5         30        1,000        (1,154)         42
  Excise taxes                    -           -          -        5,831             -       5,831
  Other taxes and duties          1           -          -        8,806             -       8,807
  Income applicable to
    minority and
    preferred interests           -           -          -          373             -         373
                            _______      ______     ______      _______     _________    ________
    Total costs and
      other deductions        7,365           7         31       88,515       (42,016)     53,902
                            _______      ______     ______      _______     _________    ________
Income before income
  taxes                       7,107           2        (24)       9,449        (6,656)      9,878
  Income taxes                  617           1         (9)       2,779             -       3,388
                            _______      ______     ______      _______     _________     ________
Income from continuing
  operations                  6,490           1        (15)       6,670        (6,656)      6,490
  Discontinued operations       -             -          -            -             -           -
  Accounting change             550           -          -          481          (481)        550
                            _______      ______     ______      _______     _________    ________
Net income                  $ 7,040      $    1     $  (15)     $ 7,151     $  (7,137)   $  7,040
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

Condensed consolidated statement of income for three months ended March 31, 2002
________________________________________________________________________________
Revenue
  Sales and other operating
    revenue, including
    excise taxes           $  1,844    $     -    $     -    $ 40,748    $         -   $ 42,592
  Earnings from equity
    interests and other
    revenue                   2,184          5          4         615        (2,007)        801
  Intercompany revenue        2,824         11          7      24,773       (27,615)          -
                           ________    _______    _______    ________        _______    ________
      Total revenue           6,852         16         11      66,136       (29,622)     43,393
                            _______    _______    _______    ________       _______    ________
Costs and other
  deductions
  Crude oil and product
    purchases                 2,574          -          -       40,855       (25,412)    18,017
  Operating expenses          1,123          -          -        3,723        (1,073)     3,773
  Selling, general and
    administrative
    expenses                    458          1          -        2,680            (2)     3,137
  Depreciation and
    depletion                   390          1          1        1,606             -      1,998
  Exploration expenses,
    including dry holes          43          -          -          175             -        218
  Merger related
    expenses                     16          -          -           70            (3)        83
  Interest expense              138          6         28        1,043        (1,127)        88
  Excise taxes                    -           -         -        4,791             -      4,791
  Other taxes and duties          3          -          -        7,942             -      7,945
  Income applicable to
    minority and
    preferred interests           -          -          -           15             -         15
                            _______    _______    _______    _________       _______   ________
      Total costs and
        other deductions      4,745          8         29       62,900       (27,617)    40,065
                            _______    _______    _______     ________       _______    ________
Income before income
  taxes                       2,107          8        (18)       3,236        (2,005)     3,328
  Income taxes                   44          3         (8)       1,226             -      1,265
                           ________    _______    _______     _________       _______    _______
Income from continuing
  operations                  2,063          5        (10)       2,010        (2,005)     2,063
  Discontinued operations        27          -          -           27           (27)        27
  Accounting change               -          -          -            -             -          -
                           ________    _______     _______     ________      _______     _______
Net income                 $  2,090    $     5    $   (10)    $  2,037       $(2,032)    $2,090
                           ========    =======    =======     ========       =======     ======

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

Condensed consolidated balance sheet as of March 31, 2003
_________________________________________________________
Cash and cash
  equivalents              $  2,568     $     -   $      -     $  9,760      $      -   $ 12,328
Notes and accounts
  receivable - net            4,332           -          -       17,814             -     22,146
Inventories                     973           -          -        7,889             -      8,862
Prepaid taxes and
  expenses                      204           -         12        1,922             -      2,138
                           ________    ________   ________     ________     _________   ________
      Total current
        assets                8,077           -         12       37,385             -     45,474
Property, plant and
  equipment - net            17,009         102          3       79,481             -     96,595
Investments and other
  assets                    111,254           -        522      341,855     (433,205)     20,426
Intercompany receivables     10,840       1,367      1,493      301,490     (315,190)          -
                            ________    ________   ________     ________    _________   ________
      Total assets         $147,180    $  1,469   $  2,030     $760,211    $(748,395)   $162,495
                            ========    ========   ========     ========   =========    ========
Notes and loan payables     $      -    $    19   $     10     $  4,143     $      -    $  4,172
Accounts payable and
  accrued liabilities         2,941           7          -       24,644            -      27,592
Income taxes payable          1,519           1          -        4,368            -       5,888
                            ________    ________   ________     _______     _________   ________
      Total current
        liabilities           4,460          27         10       33,155             -     37,652
Long-term debt                1,325         266      1,130        3,768             -      6,489
Deferred income tax
  liabilities                 3,136          31        303       13,780             -     17,250
Other long-term
  liabilities                 5,861           -          -       15,658             -     21,519
Intercompany payables        52,813         359        382      261,636     (315,190)          -
                           ________    ________   ________     ________    _________    ________
      Total liabilities      67,595         683      1,825      327,997     (315,190)     82,910

Earnings reinvested         106,460           1       (189)      61,049      (60,861)    106,460
Other shareholders'
  equity                    (26,875)        785        394      371,165     (372,344)    (26,875)
                            ________    ________   ________     ________    _________    ________
      Total shareholders'
        equity               79,585         786        205      432,214     (433,205)     79,585
                            ________    ________   ________     ________    _________    ________
      Total liabilities
        and shareholders'
        equity             $147,180    $  1,469   $  2,030     $760,211    $(748,395)   $162,495
                           ========    ========   ========     ========    =========    ========



Condensed consolidated balance sheet as of December 31, 2002
____________________________________________________________
Cash and cash
  equivalents               $    710    $      -   $      -     $  6,519    $       -    $  7,229
Notes and accounts
  receivable - net             3,827           -          -       17,336            -      21,163
Inventories                      964           -          -        7,104            -       8,068
Prepaid taxes and
  expenses                        65           -          -        1,766            -       1,831
                            ________    ________   ________     ________    _________    ________
      Total current
        assets                 5,566           -          -       32,725            -      38,291
Property, plant and
  equipment - net             16,922         104          3       77,911            -      94,940
Investments and other
  assets                     104,115           -        521      340,821     (426,044)     19,413
Intercompany receivables      16,234       1,395      1,490      295,909     (315,028)          -
                            ________    ________   ________     ________    _________    ________
      Total assets          $142,837    $  1,499   $  2,014     $747,366    $(741,072)   $152,644
                            ========    ========   ========     ========     =========   ========
Notes and loan payables     $      -    $      6   $     10     $  4,077    $       -    $  4,093
Accounts payable and
  accrued liabilities          2,844           6          -       22,336            -      25,186
Income taxes payable             916           1          -        2,979            -       3,896
                            ________    ________   ________     ________    _________    ________
      Total current
        liabilities            3,760          13         10       29,392            -      33,175
Long-term debt                 1,311         266      1,101        3,977            -       6,655
Deferred income tax
  liabilities                  3,163          31        301       12,989            -      16,484
Other long-term
  liabilities                  5,820           -          -       15,913            -      21,733
Intercompany payables         54,186         290        382      260,170     (315,028)          -
                            ________    ________   ________     ________    _________    ________
      Total liabilities       68,240         600      1,794      322,441     (315,028)     78,047

Earnings reinvested          100,961          93       (174)      54,547      (54,466)    100,961
Other shareholders'
  equity                     (26,364)        806        394      370,378     (371,578)    (26,364)
                            ________    ________   ________     ________    _________    ________
      Total shareholders'
         equity               74,597         899        220      424,925     (426,044)     74,597
                            ________    ________   ________     ________    _________    ________
      Total liabilities
        and shareholders'
        equity              $142,837    $  1,499   $  2,014     $747,366    $(741,072)   $152,644
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

Condensed consolidated statement of cash flows for three months ended March 31, 2003
____________________________________________________________________________________
Cash provided by/(used in)
  operating activities       $ 1,163     $     4    $     3     $  8,218     $   (742)   $  8,646
                             _______     _______    _______     ________     ________    ________
Cash flows from investing
  activities
  Additions to property,
    plant and equipment         (434)          -          -       (2,504)           -      (2,938)
  Sales of long-term assets       13           -          -        1,320            -       1,333
  Net intercompany
    investing                  3,767          28         (3)      (3,737)         (55)          -
  All other investing, net         -           -          -          870            -         870
                             _______     _______    _______     ________     ________    ________
    Net cash provided
      by/(used in)
     investing activities      3,346          28         (3)      (4,051)         (55)       (735)
                             _______     _______    _______     ________     ________    ________
Cash flows from financing
  activities
  Additions to long-term
    debt                           -           -          -            -            -           -
  Reductions in long-term
    debt                           -           -          -         (212)           -        (212)
  Additions/(reductions)
    in short-term
    debt - net                     -          13          -           12            -          25
  Cash dividends              (1,541)        (93)         -         (649)         742      (1,541)
  Net ExxonMobil shares
    sold/(acquired)           (1,110)          -          -            -            -      (1,110)
  Net intercompany
    financing activity             -          69          -         (103)          34           -
  All other financing, net         -         (21)         -         (106)          21        (106)
                             _______     _______    _______     ________      ________   ________
    Net cash provided
      by/(used in)
     financing activities     (2,651)        (32)         -       (1,058)         797      (2,944)
                             _______     _______    _______     ________     ________    ________
Effects of exchange rate
  changes on cash                  -           -          -          132            -         132
                             _______     _______    _______     ________     ________    ________
Increase/(decrease) in
  cash and cash
  equivalents                $ 1,858     $     -    $     -      $ 3,241     $      -    $  5,099
                             =======     =======    =======     ========     ========    ========



Condensed consolidated statement of cash flows for three months ended March 31, 2002
____________________________________________________________________________________
Cash provided by/(used in)
  operating activities       $   662     $    10    $      4     $  4,057    $   (109)   $  4,624
                             _______     _______     _______     ________    ________    ________
Cash flows from investing
  activities
  Additions to property,
    plant and equipment         (415)          -           -       (2,011)          -      (2,426)
  Sales of long-term assets       26           -           -          742           -         768
  Net intercompany
    investing                  2,162         (44)         (4)      (2,290)        176           -
  All other investing, net         -           -           -          421           -         421
                             _______     _______     _______     ________    ________    ________
    Net cash provided
      by/(used in)
      investing activities     1,773         (44)         (4)      (3,138)        176      (1,237)
                             _______     _______     _______     ________    ________    ________
Cash flows from financing
  activities
  Additions to long-term
    debt                           -           -           -           31           -          31
  Reductions in long-term
    debt                           -           -           -          (15)          -         (15)
Additions/(reductions)
    in short-term
    debt - net                     -         (25)          -         (337)          -        (362)
  Cash dividends              (1,563)          -           -         (109)        109      (1,563)
  Net ExxonMobil shares
    sold/(acquired)           (1,310)          -           -            -           -      (1,310)
  Net intercompany
    financing activity             -          59           -          117        (176)          -
  All other financing, net         -           -           -          (65)          -         (65)
                             _______     _______     _______     ________    ________    ________
    Net cash provided
      by/(used in)
      financing activities    (2,873)         34           -         (378)        (67)     (3,284)
                             _______     _______     _______     ________    ________     ________
Effects of exchange rate
  changes on cash                  -           -           -          (28)          -         (28)
                             _______     _______     _______     ________    ________    ________
Increase/(decrease) in
  cash and cash
  equivalents                $  (438)    $     -     $     -     $    513    $      -     $    75
                             =======     =======     =======     ========    ========     =======

                            EXXON MOBIL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

                                                             First Quarter
                                                         ____________________
                                                            2003       2002
                                                            ____        ____
                                                         (millions of dollars)
Net income (U.S. GAAP)
_________________________________
Upstream
   United States                                         $ 1,259     $   448
   Non-U.S.                                                4,434       1,641
Downstream
   United States                                             174          14
   Non-U.S.                                                  549         (42)
Chemicals
   United States                                              16          70
   Non-U.S.                                                  271          62
Corporate and financing                                     (213)        (70)
Merger expenses                                                0         (60)
                                                         _______     _______
Income from continuing operations                          6,490       2,063
Discontinued operations                                        0          27
Accounting change                                            550           0
                                                         _______     _______

Net Income (U.S. GAAP)                                   $ 7,040     $ 2,090
                                                         =======     =======

Net income per common share                              $  1.05     $  0.30
Net income per common share
   - assuming dilution                                   $  1.05     $  0.30


Other special items included in net income
Upstream
   Non-U.S. (gain on transfer of Ruhrgas shares)         $ 1,700     $     0



REVIEW OF FIRST QUARTER 2003 RESULTS

Exxon Mobil Corporation estimated net income of $7,040 million ($1.05 per share) in the first quarter of 2003, an increase of $4,950 million from the first quarter of 2002. Net income included a $550 million positive impact from the required adoption of FAS 143 relating to accounting for asset retirement obligations. Net income also included a one-time gain of $1,700 million in the non-U.S. upstream from the transfer of shares in Ruhrgas AG, a German gas transmission company. The Ruhrgas shares were acquired by E.ON AG in March 2003.

Revenue for the first quarter of 2003 totaled $63,780 million compared with $43,393 million in 2002. In the first quarter, ExxonMobil continued its active investment program, spending $3,496 million on capital and exploration projects, compared with $2,974 million last year, reflecting continued growth in upstream spending.

First quarter earnings were strong and improved in all parts of the business. Capex continued to grow consistent with our long-term investment plans. Asset management steps continued to produce positive results.

Upstream earnings, including the Ruhrgas gain, were a record $5,693 million, an increase of $3,604 million from first quarter 2002 results reflecting higher realizations on sales of crude oil and natural gas. Average crude prices for the quarter were at historical highs reflecting the temporary effects of the national strike in Venezuela and civil unrest in Nigeria as well as market speculation on the impacts from war in Iraq. Natural gas prices were higher primarily due to cold weather in the United States. Both crude and natural gas prices fell during March and are significantly lower thus far in the second quarter. On an oil-equivalent basis, production increased 2 percent excluding the effects of the national strike in Venezuela, lower entitlements caused by higher prices and changes in OPEC quotas. Actual oil-equivalent production, including these impacts, was flat. Plans for long-term capacity increases remain on track as reflected by higher capital spending.

Downstream earnings were $723 million, an increase of $751 million from last year's very weak first quarter, reflecting improved industry-wide conditions. Refining and marketing margins were higher in most areas worldwide. Chemicals earnings of $287 million were up $155 million from last year's first quarter. Earnings benefited from record volumes, which were up 4 percent from last year.

During the quarter, the corporation acquired 35 million shares at a gross cost of $1,191 million to offset the dilution associated with benefit plans and to reduce common stock outstanding.


OTHER COMMENTS ON FIRST QUARTER 2003 COMPARED TO FIRST QUARTER 2002

Upstream earnings, including the $1,700 million Ruhrgas gain, were $5,693 million, an increase of $3,604 million from the first quarter 2002 reflecting higher crude oil and natural gas realizations. Liquids production of 2,506 kbd (thousands of barrels per day) decreased from 2,541 kbd in the first quarter of 2002. Higher production in Nigeria and Canada, and reduced OPEC quota restrictions in Abu Dhabi, were more than offset by supply disruptions in Venezuela, lower entitlements and natural field declines in mature areas. Excluding the strike-related effects in Venezuela and entitlement/quota impacts, liquids production was flat in the first quarter versus last year. First quarter natural gas production increased to 12,048 mcfd (millions of cubic feet per day), compared with 11,740 mcfd last year. Higher weather-related demand in Europe more than offset natural field decline in mature areas.

Earnings from U.S. upstream operations were $1,259 million, up $811 million. Non-U.S. upstream earnings of $4,434 million were $2,793 million higher than last year's first quarter including the $1,700 million Ruhrgas gain.

Downstream earnings of $723 million, representing about 2 cents per gallon, increased $751 million from the first quarter of last year reflecting the recovery in worldwide refining and marketing margins from very weak conditions. Petroleum product sales were 7,861 kbd, 186 kbd higher than last year's first quarter.

U.S. downstream earnings were $174 million, up $160 million due to higher refining and marketing margins. Non-U.S. downstream earnings of $549 million were $591 million higher than last year's first quarter. In addition to margin effects, non-U.S. downstream results benefited from the absence of negative foreign exchange effects in Argentina in the first quarter of 2002.

Chemicals earnings of $287 million were up $155 million from the same quarter a year ago due to higher volumes, improved non-U.S. margins and favorable foreign exchange effects. Prime product sales of 7,000 kt (thousands of metric tons) were up 280 kt, reflecting higher demand in key commodity businesses across most regions.

Corporate and financing expenses of $213 million increased $143 million mainly due to higher U.S. pension costs.


MERGER OF EXXON CORPORATION AND MOBIL CORPORATION

On November 30, 1999, a wholly-owned subsidiary of Exxon Corporation merged with Mobil Corporation so that Mobil became a wholly-owned subsidiary of Exxon (the "Merger"). At the same time, Exxon changed its name to Exxon Mobil Corporation.

There were no merger related expenses in the first quarter of 2003 reflecting the completion of the merger related activities in 2002. In the first quarter of 2002, merger related costs were $83 million before tax ($60 million after tax). The severance reserve balance at the end of the first quarter of 2003 is expected to be expended mainly in 2003 and 2004. The following table summarizes the activity in the severance reserve for the three months ended
March 31, 2003:

                    Opening                            Balance at
                    Balance   Additions   Deductions   Period End
                    _______   _________   __________   __________
                               (millions of dollars)
                        101       0              14           87


LIQUIDITY AND CAPITAL RESOURCES

Net cash generation before financing activities was $7,911 million in the first three months of 2003 versus $3,387 million in the same period last year. Operating activities provided net cash of $8,646 million, an increase of $4,022 million from the prior year, influenced by higher net income.

Investing activities used net cash of $735 million, compared to a net use of $1,237 million in the prior year, reflecting higher proceeds from asset divestments and higher additions to property, plant, and equipment.

Net income in 2003 included a one-time gain of $1,700 million from the transfer of ExxonMobil's interests in the Ruhrgas AG shares. The shares were valued at approximately $2.6 billion. In the third quarter of 2002, a loan of $1.5 billion was received in connection with the restructuring of BEB Erdgas und Erdoel GmbH that allowed for the transfer of the Ruhrgas shares. The remainder was received upon completion of the share transaction and has been reported as proceeds from sales of investments in the current period. The "All other items -- net" line in the current year includes an adjustment of the non-cash net income gain included in first quarter 2003 for the cash received and reported in the third quarter of 2002 and the cash received and reported in cash flows from investing activities this quarter.

Net cash used in financing activities was $2,944 million in the first quarter of 2003 versus $3,284 million in the same quarter last year reflecting a lower level of debt reductions and purchases of ExxonMobil stock in the current year.

During the first quarter of 2003, Exxon Mobil Corporation purchased 35 million shares of its common stock for the treasury at a gross cost of $1,191 million. These purchases were to offset shares issued in conjunction with company benefit plans and programs and to reduce the number of shares outstanding. Shares outstanding were reduced from 6,700 million at the end of 2002 to 6,679 million at the end of the first quarter 2003. Purchases may be made in both the open market and through negotiated transactions, and may be discontinued at any time.

Revenue for the first quarter of 2003 totaled $63,780 million compared to $43,393 million in the first quarter 2002 reflecting significantly higher prices.

Income and other taxes for the first quarter of $18,684 million were up $4,121 million compared to last year. First quarter 2003 income tax expense was $3,388 million and the effective tax rate was 36.4 percent, compared to $1,265 million and 41.9 percent, respectively, in the prior year quarter. The increase in income tax expense reflects higher pre-tax income. Excluding the income tax effects of the gain on the Ruhrgas share transfer, the effective rate in the current quarter was similar to the prior year quarter. During both periods, the corporation continued to benefit from the favorable resolution of tax related issues.

Capital and exploration expenditures were $3,496 million in the first quarter 2003 compared to $2,974 million in last year's first quarter. In 2003, capital and exploration investments are expected to be about $14 billion, similar to 2002 and reflecting the continued spending on ExxonMobil's large portfolio of upstream projects.

Total debt of $10.7 billion at March 31, 2003 was comparable to year-end 2002. The corporation's debt to total capital ratio was 11.5 percent at the end of the first quarter of 2003, compared to 12.2 percent at year-end 2002.

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


FORWARD-LOOKING STATEMENTS

Statements in this discussion regarding expectations, plans and future events or conditions are forward-looking statements. Actual future results; production growth; financing sources; the resolution of contingencies; the effect of changes in prices, interest rates and other market conditions; and environmental and capital and exploration expenditures could differ materially depending on a number of factors, such as the outcome of commercial negotiations; changes in the supply of and demand for crude oil, natural gas and petroleum and petrochemical products; and other factors discussed above and discussed under the caption "Factors Affecting Future Results" in Item 1 of ExxonMobil's 2002 Form 10-K.

                         EXXON MOBIL CORPORATION


Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Information about market risks for the three months ended
        March 31, 2003 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2002.

Item 4. Controls and Procedures

        As indicated in the certifications on pages 26 through 28 of this report, the corporation's principal executive officer, principal accounting officer and principal financial office have evaluated the corporation's disclosure controls and procedures as of March 31, 2003. Based on that evaluation, these officers have concluded that the corporation's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis. There have not been changes in the corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.


                        PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The Texas Commission on Environmental Quality (TCEQ) has issued a Notice of Enforcement Action dated March 27, 2003, alleging violations of certain reporting, calculation, and documentation requirements under the Texas Clean Air Act and related implementing and operating permit regulations in connection with upset events at the corporation's Means Gas Conditioning Facility in Andrews County, Texas. These administrative issues have been corrected. The Notice also alleges that emissions associated with the identified events violated the facility's air permit. The corporation does not believe the events identified in the Notice constitute permit violations. TCEQ has offered to settle the alleged violations for $177,100 but negotiations are ongoing.

        The Massachusetts Department of Environmental Protection (MDEP) has issued a Notice of Enforcement received on January 22, 2003, alleging that certain reports relating to remediation activities at certain service stations and distribution terminals in Massachusetts were not submitted within the deadlines provided under the Massachusetts Contingency Plan. The corporation believes a penalty is not warranted in this matter. The MDEP has indicated it may seek aggregate penalties in excess of $500,000 but discussions with the agency are at an early stage.

        Refer to the relevant portions of note 7 on pages 9 and 10 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 5. Other Information

        Due to a change in the administrator for the ExxonMobil Savings Plan, there were limitations on ExxonMobil stock transactions within the Plan during a brief transition period at the end of April, 2003. While this transition period may not have met the definition of a "blackout period" under Rule 102 of Regulation BTR, securities transactions by ExxonMobil directors and officers were restricted as if Regulation
        BTR did apply. Notice to this effect was provided to ExxonMobil's directors and officers and was also furnished to the SEC under Item 9 of a Current Report on Form 8-K on March 10, 2003.

        In accordance with the interim guidance provided in Release No. 34-47583, the registrant is providing information under this item that would otherwise be provided under Item 11 "Temporary Suspension of Trading Under Registrant's Employee Benefit Plans" of a Current Report on Form 8-K. Information responsive to such Item 11 is incorporated herein by reference to the registrant's current report on Form 8-K furnished to the commission under Item 9 on March 10, 2003.

Item 6. Exhibits and Reports on Form 8-K

  a)    Exhibits

        99.1 Section 1350 Certification (pursuant to Sarbanes-Oxley
             Section 906) by Chief Executive Officer.

        99.2 Section 1350 Certification (pursuant to Sarbanes-Oxley
             Section 906) by Principal Accounting Officer.

        99.3 Section 1350 Certification (pursuant to Sarbanes-Oxley
             Section 906) by Principal Financial Officer.


  b)    Reports on Form 8-K

        On January 3, 2003, the registrant filed a Current Report on Form 8-K under Item 5 about a court ruling related to the Mobile Bay royalties dispute in Alabama.

        On January 28, 2003, the registrant filed a Current Report on Form 8-K furnishing under Item 9 its News Release, dated
        January 28, 2003, announcing 2002 additions to worldwide proved oil and gas reserves and the related reserve replacement percentage.

        On January 30, 2003, the registrant filed a Current Report on Form 8-K furnishing under Item 9 its News Release, dated
        January 30, 2003, announcing fourth quarter results.

        On March 7, 2003, the registrant filed a Current Report on
        Form 8-K furnishing under Item 9 information concerning transfers of Ruhrgas AG shares, held by jointly owned subsidiaries, to E.ON AG.

        On March 10, 2003, the registrant filed a Current Report on Form 8-K furnishing under item 9 the information that would otherwise have been provided under Item 11 "Temporary Suspension of Trading Under Registrant's Employee Benefit Plans".

  b)    Reports on Form 8-K (continued)

        On May 1, 2003, the registrant filed a Current Report on Form 8-K furnishing under Item 9, and also pursuant to Item 12, its News Release, dated May 1, 2003, announcing first quarter results and the information in the related 1Q03 Investor Relations Data Summary.

        On May 7, 2003, the registrant filed a Current Report on Form 8-K furnishing under Item 9, and also pursuant to Item 12, its 2002 Financial and Operating Review.


        Reports listed above as "furnished" under Item 9 are not deemed "filed" with the SEC and are not incorporated by reference herein or in any other SEC filings

                          EXXON MOBIL CORPORATION


                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        EXXON MOBIL CORPORATION



Date:  May 14, 2003
                                        /s/ DONALD D. HUMPHREYS
                           _______________________________________________
                           Donald D. Humphreys, Vice President, Controller
                                   and Principal Accounting Officer

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

Date: May 14, 2003
                                      /s/ Lee R. Raymond
                                     _________________________________
                                     Lee R. Raymond
                                     Chief Executive Officer

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

Date: May 14, 2003
                                      /s/ Donald D. Humphreys
                                     _______________________________
                                     Donald D. Humphreys
                                     Vice President and Controller
                                    (Principal Accounting Officer)

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

Date: May 14, 2003


                                      /s/ Frank A. Risch
                                     ______________________________
                                     Frank A. Risch
                                     Vice President and Treasurer
                                     (Principal Financial Officer)

                                 INDEX TO EXHIBITS

Exhibit No.     Description
__________      ___________

99.1            Section 1350 Certification (pursuant to Sarbanes-Oxley
                Section 906) by Chief Executive Officer.

99.2            Section 1350 Certification (pursuant to Sarbanes-Oxley
                Section 906) by Principal Accounting Officer.

99.3            Section 1350 Certification (pursuant to Sarbanes-Oxley
                Section 906) by Principal Financial Officer.