Form 10-Q
period 2003-06-30
EXXON MOBIL CORP
filed 2003-08-13
CIK 34088

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-Q

       ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                                ___    ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                   Outstanding as of July 31, 2003
_______________________________      ________________________________
Common stock, without par value                6,636,854,594

                              EXXON MOBIL CORPORATION

                                     FORM 10-Q

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                 TABLE OF CONTENTS

                                                                     Page
                                                                    Number
                                                                    ______

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Condensed Consolidated Statement of Income                             3
   Three and six months ended June 30, 2003 and 2002

  Condensed Consolidated Balance Sheet                                   4
   As of June 30, 2003 and December 31, 2002

  Condensed Consolidated Statement of Cash Flows                         5
   Six months ended June 30, 2003 and 2002

  Notes to Condensed Consolidated Financial Statements                 6-17

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          18-23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      24

Item 4.  Controls and Procedures                                         24

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                            24-25

Item 4.  Submission of Matters to a Vote of Security Holders          25-27

Item 6.  Exhibits and Reports on Form 8-K                                28

Signature                                                                29

Index to Exhibits                                                        30

                          PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                                 EXXON MOBIL CORPORATION
                      CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                 (millions of dollars)


                                      Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                      __________________   _________________
                                          2003      2002      2003      2002
                                          ____      ____      ____      ____
REVENUE
Sales and other operating revenue,
  including excise taxes              $ 56,167  $ 49,972  $116,355  $ 92,564
Earnings from equity interests and
  other revenue                            998       832     4,590     1,633
                                      ________  ________  ________  ________
  Total revenue                         57,165    50,804   120,945    94,197
                                      ________  ________  ________  ________

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases         24,227    22,620    52,305    40,637
Operating expenses                       5,320     4,211    10,660     7,984
Selling, general and
  administrative expenses                3,340     3,310     6,442     6,447
Depreciation and depletion               2,169     2,003     4,351     4,001
Exploration expenses,
  including dry holes                      182       229       329       447
Merger related expenses                      0        41         0       124
Interest expense                            70        51       112       139
Excise taxes                             5,896     5,650    11,727    10,441
Other taxes and duties                   9,113     8,391    17,920    16,336
Income applicable to minority and
  preferred interests                      100        17       473        32
                                      ________  ________  ________  ________
  Total costs and other deductions      50,417    46,523   104,319    86,588
                                      ________  ________  ________  ________

INCOME BEFORE INCOME TAXES               6,748     4,281    16,626     7,609
  Income taxes                           2,578     1,652     5,966     2,917
                                      ________  ________  ________  ________
INCOME FROM CONTINUING OPERATIONS        4,170     2,629    10,660     4,692
  Discontinued operations,
    net of income tax                        0        11         0        38
  Cumulative effect of accounting change,
    net of income tax                        0         0       550         0
                                      ________  ________  ________  ________
NET INCOME                            $  4,170  $  2,640  $ 11,210  $  4,730
                                      ========  ========  ========  ========

NET INCOME PER COMMON SHARE (DOLLARS)
  Income from continuing operations   $   0.63  $   0.39  $   1.60  $   0.69
  Discontinued operations,
    net of income tax                     0.00      0.01      0.00      0.01
  Cumulative effect of accounting change,
    net of income tax                     0.00      0.00      0.08      0.00
                                      ________  ________  ________  ________
  Net income                          $   0.63  $   0.40  $   1.68  $   0.70
                                      ========  ========  ========  ========


NET INCOME PER COMMON SHARE
 - ASSUMING DILUTION (DOLLARS)
  Income from continuing operations    $  0.62  $   0.38  $   1.59  $   0.68
  Discontinued operations,
    net of income tax                     0.00      0.01      0.00      0.01
  Cumulative effect of accounting change,
    net of income tax                     0.00      0.00      0.08      0.00
                                      ________  ________  ________  ________
  Net income                           $  0.62  $   0.39  $   1.67  $   0.69
                                      ========  ========  ========  ========

DIVIDENDS PER COMMON SHARE             $  0.25  $   0.23  $   0.48  $   0.46


                                     EXXON MOBIL CORPORATION
                              CONDENSED CONSOLIDATED BALANCE SHEET
                                       (millions of dollars)

                                                           June 30,   Dec. 31,
                                                              2003       2002
                                                          ________   ________
ASSETS
Current assets
  Cash and cash equivalents                               $ 12,521   $  7,229
  Notes and accounts receivable - net                       19,471     21,163
  Inventories
    Crude oil, products and merchandise                      8,783      6,827
    Materials and supplies                                   1,252      1,241
  Prepaid taxes and expenses                                 2,039      1,831
                                                          ________   ________
    Total current assets                                    44,066     38,291
Property, plant and equipment - net                         99,500     94,940
Investments and other assets                                21,537     19,413
                                                          ________   ________

     TOTAL ASSETS                                         $165,103   $152,644
                                                          ========   ========

LIABILITIES
Current liabilities
  Notes and loans payable                                 $  4,327   $  4,093
  Accounts payable and accrued liabilities                  26,530     25,186
  Income taxes payable                                       5,791      3,896
                                                          ________   ________
    Total current liabilities                               36,648     33,175
Long-term debt                                               5,811      6,655
Deferred income tax liability                               17,541     16,484
Other long-term liabilities                                 22,522     21,733
                                                          ________   ________

     TOTAL LIABILITIES                                      82,522     78,047
                                                          ________   ________

SHAREHOLDERS' EQUITY
Benefit plan related balances                                 (381)      (450)
Common stock, without par value:
  Authorized:  9,000 million shares
  Issued:      8,019 million shares                          4,089      4,217
Earnings reinvested                                        108,963    100,961
Accumulated other nonowner changes in equity
  Cumulative foreign exchange translation adjustment        (1,099)    (3,015)
  Minimum pension liability adjustment                      (2,960)    (2,960)
  Unrealized gains/(losses) on stock investments                74        (79)
Common stock held in treasury:
   1,367 million shares at June 30, 2003                   (26,105)
   1,319 million shares at December 31, 2002                          (24,077)
                                                          ________   ________

  TOTAL SHAREHOLDERS' EQUITY                                82,581     74,597
                                                          ________   ________

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $165,103   $152,644
                                                          ========   ========

The number of shares of common stock issued and outstanding at June 30, 2003 and December 31, 2002 were 6,651,546,054 and 6,700,074,272, respectively.

                                EXXON MOBIL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (millions of dollars)

                                                              Six Months Ended
                                                                  June 30,
                                                              ________________

                                                              2003       2002
                                                              ____       ____
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $ 11,210   $  4,730
  Depreciation and depletion                                 4,351      4,001
  Changes in operational working capital,
   excluding cash and debt                                   2,470         88
  All other items - net                                     (2,036)       (79)
                                                          ________   ________

  Net cash provided by operating activities                 15,995      8,740
                                                          ________   ________

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment                (6,232)    (5,263)
  Sales of subsidiaries, investments, and
    property, plant and equipment                            1,581        878
  Other investing activities - net                             280         15
                                                          ________   ________
  Net cash used in investing activities                     (4,371)    (4,370)
                                                          ________   ________

NET CASH GENERATION BEFORE FINANCING ACTIVITIES             11,624      4,370
                                                          ________   ________

CASH FLOWS FROM FINANCING ACTIVITIES
  Additions to long-term debt                                   26        368
  Reductions in long-term debt                                (632)       (33)
  Additions/(reductions) in short-term debt
    - net                                                     (192)      (146)
  Cash dividends to ExxonMobil shareholders                 (3,208)    (3,121)
  Cash dividends to minority interests                        (311)       (77)
  Changes in minority interests and sales/(purchases)
    of affiliate stock                                        (160)      (189)
  Net ExxonMobil shares acquired                            (2,211)    (2,369)
                                                          ________    _______

  Net cash used in financing activities                     (6,688)    (5,567)
                                                          ________    _______

Effects of exchange rate changes on cash                       356        350
                                                          ________   ________
Increase/(decrease) in cash and cash equivalents             5,292       (847)
Cash and cash equivalents at beginning of period             7,229      6,547
                                                          ________   ________

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 12,521   $  5,700
                                                          ========   ========

SUPPLEMENTAL DISCLOSURES
  Income taxes paid                                       $  3,970   $  3,123
  Cash interest paid                                      $    159   $    208

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

    If the provisions of FAS 123 had been adopted in the prior year, the impact on compensation expense, net income, and net income per share would have been as follows:

                                       Three Months Ended    Six Months Ended
                                            June 30,            June 30,
                                       __________________    ________________
                                          2003       2002      2003      2002
                                          ____       ____     ____       ____
                                                   (millions of dollars)
Net income, as reported               $  4,170   $  2,640  $ 11,210  $  4,730
Add:     Stock-based compensation,
         net of tax, included in
         reported net income                20          4        42         7
Deduct:  Stock-based compensation,
         net of tax, determined under
         fair value method                 (22)       (51)      (46)     (104)
                                      ________   ________  ________  ________

Pro forma net income                  $  4,168   $  2,593  $ 11,206  $  4,633
                                      ========   ========  ========  ========

Net income per share:                             (dollars per share)
    Basic - as reported               $   0.63   $   0.40  $   1.68  $   0.70
    Basic - pro forma                     0.63       0.39      1.68      0.69

    Diluted - as reported                 0.62       0.39      1.67      0.69
    Diluted - pro forma                   0.62       0.38      1.67      0.68

3.  Discontinued Operations

    In 2002, the copper business in Chile and the coal operations in Colombia were sold. Prior periods include reclassifications to reflect the earnings of these businesses as discontinued operations. Income taxes related to discontinued operations in the second quarter of 2002 were $2 million and for the six months ended June 30, 2002 were $9 million. Revenues and earnings for these businesses were historically reported in the "All Other" line in the segment disclosures located in note 10 on page 12.

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

    If FAS 143 had been in effect in 2002, net income that would have been reported would not have been materially different from the net income that was reported under FAS 19. The effect of FAS 143 on net income in the current year period is also not material.

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

    There have been no variable interest entities created after January 31, 2003 in which the corporation has an interest. The corporation is reviewing its financial arrangements entered into before February 1, 2003 to identify any that might qualify as variable interest entities. There is a reasonable possibility that certain joint ventures in which the corporation has an interest might be variable interest entities. These joint ventures are operating entities and the other equity investors are third parties independent from the corporation. The corporation's share of net income of these entities is included in the consolidated statement of income. The variable interests arise primarily because of certain guarantees extended by the corporation to the joint ventures. These guarantees are included in the guarantees disclosed on page 10 as part of note 7.

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

    There were no merger related expenses in 2003 reflecting the completion of the merger related activities in 2002. Merger related costs in the second quarter of 2002 were $41 million ($30 million after tax) and were $124 million ($90 million after tax) for the six months ended June 30, 2002. The severance reserve balance at the end of the second quarter of 2003 is expected to be expended mainly in 2003 and 2004. The following table summarizes the activity in the severance reserve for the six months ended June 30, 2003:

                 Opening                               Balance at
                 Balance    Additions    Deductions    Period End
                 _______    _________    _________     __________
                                  (millions of dollars)
                   101           0          27            74

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

    In that trial, on September 24, 1996, the United States District Court for the District of Alaska entered a judgment in the amount of $5 billion in punitive damages to a class composed of all persons and entities who asserted claims for punitive damages from the corporation as a result of the Exxon Valdez grounding. ExxonMobil appealed the judgment. On
    November 7, 2001, the United States Court of Appeals for the Ninth Circuit vacated the punitive damage award as being excessive under the Constitution and remanded the case to the District Court for it to determine the amount of the punitive damage award consistent with the Ninth Circuit's holding. On December 6, 2002, the District Court reduced the punitive damages award from $5 billion to $4 billion. Both ExxonMobil and the plaintiffs have appealed to the Ninth Circuit. The corporation has posted a $4.8 billion letter of credit.

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

    On December 19, 2000, a jury in Montgomery County, Alabama, returned a verdict against the corporation in a contract dispute over royalties in the amount of $87.69 million in compensatory damages and $3.42 billion in punitive damages in the case of Exxon Corporation v. State of Alabama, et al. The verdict was upheld by the trial court on May 4, 2001. On
    December 20, 2002, the Alabama Supreme Court vacated the $3.5 billion jury verdict. The decision sends the case back to a lower court for a new trial, which is scheduled to begin on October 20, 2003. The ultimate outcome is not expected to have a materially adverse effect upon the corporation's operations or financial condition.

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

    The corporation and certain of its consolidated subsidiaries were contingently liable at June 30, 2003, for $3.3 billion, primarily relating to guarantees for notes, loans and performance under contracts. This included $0.9 billion representing guarantees of non-U.S. excise taxes and customs duties of other companies, entered into as a normal business practice, under reciprocal arrangements. Also included in this amount were guarantees by consolidated affiliates of $2.0 billion, representing ExxonMobil's share of obligations of certain equity companies.

    Additionally, the corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the corporation's operations or financial condition. The corporation's outstanding unconditional purchase obligations at June 30, 2003 were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

8.  Nonowner Changes in Shareholders' Equity

                                          Three Months Ended   Six Months Ended
                                                June 30,           June 30,
                                        __________________    ________________
                                          2003       2002      2003       2002
                                          ____       ____      ____       ____
                                                 (millions of dollars)
Net income                            $  4,170   $  2,640  $ 11,210   $  4,730
Changes in other nonowner changes
  in equity
  Foreign exchange translation
    adjustment                           1,444      2,653     1,916      2,523
  Minimum pension liability adjustment       0          0         0          0
  Unrealized gains/(losses) on stock
    investments                             99         39       153         91
                                      ________   ________  ________   ________
Total nonowner changes in
  shareholders' equity                $  5,713   $  5,332  $ 13,279   $  7,344
                                      ========   ========  ========   ========

9.  Earnings Per Share

                                        Three Months Ended    Six Months Ended
                                              June 30,           June 30,
                                        __________________    ________________
                                          2003       2002     2003        2002
                                          ____       ____     ____        ____
NET INCOME PER COMMON SHARE
Income from continuing operations
  (millions of dollars)               $  4,170   $  2,629  $ 10,660   $  4,692

Weighted average number of common shares
  outstanding (millions of shares)       6,654      6,767     6,669      6,780

Net income per common share (dollars)
  Income from continuing operations   $   0.63   $   0.39  $   1.60   $   0.69
  Discontinued operations,
    net of income tax                     0.00       0.01      0.00       0.01
  Cumulative effect of accounting
    change, net of income tax             0.00       0.00      0.08       0.00
                                      ________   ________   _______   ________
  Net income                          $   0.63   $   0.40   $  1.68   $   0.70
                                      ========   ========   =======   ========

NET INCOME PER COMMON SHARE
 - ASSUMING DILUTION
Income from continuing operations
  (millions of dollars)               $  4,170   $  2,629  $ 10,660   $  4,692

Weighted average number of common shares
  outstanding - assuming dilution
    (millions of shares)                 6,654      6,767     6,669      6,780
    Effect of employee stock-based
      awards                                33         64        32         64
                                      ________   ________  ________   ________
Weighted average number of common shares
  outstanding - assuming dilution        6,687      6,831     6,701      6,844

Net income per common share
   - assuming dilution (dollars)
  Income from continuing operations   $   0.62   $   0.38  $   1.59   $   0.68
  Discontinued operations,
    net of income tax                     0.00       0.01      0.00       0.01
  Cumulative effect of accounting change,
    net of income tax                     0.00       0.00      0.08       0.00
                                      ________   ________  ________   ________
  Net income                          $   0.62   $   0.39  $   1.67   $   0.69
                                      ========   ========  ========   ========

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

                                        Three Months Ended    Six Months Ended
                                              June 30,            June 30,
                                        __________________    _________________
                                          2003      2002        2003      2002
                                          ____      ____        ____      ____
                                                 (millions of dollars)
EARNINGS AFTER INCOME TAX
  Upstream
    United States                      $   907   $   677    $  2,166  $  1,125
    Non-U.S.                             1,931     1,553       6,365     3,194
  Downstream
    United States                          419       234         593       248
    Non-U.S.                               727       148       1,276       106
  Chemicals
    United States                          128        87         144       157
    Non-U.S.                               311       182         582       244
  All other                               (253)     (241)         84      (344)
                                      ________  ________    ________  ________
  Corporate total                     $  4,170  $  2,640    $ 11,210  $  4,730
                                      ========  ========    ========  ========

  Included in All Other above
    Discontinued operations           $      0  $     11    $      0  $     38
    Cumulative effect of
     accounting change                $      0  $      0    $    550  $      0

SALES AND OTHER OPERATING REVENUE
  Upstream
    United States                     $  1,440  $  1,002    $  3,208  $  1,820
    Non-U.S.                             3,623     2,803       7,696     5,726
  Downstream
    United States                       13,225    12,642      27,423    22,210
    Non-U.S.                            32,933    29,259      67,909    55,039
  Chemicals
    United States                        1,924     1,895       3,953     3,371
    Non-U.S.                             3,014     2,364       6,149     4,382
  All other                                  8         7          17        16
                                      ________  ________    ________  ________
  Corporate total                     $ 56,167  $ 49,972    $116,355  $ 92,564
                                      ========  ========    ========  ========

INTERSEGMENT REVENUE
  Upstream
    United States                     $  1,255  $  1,306    $  2,855  $  2,419
     Non-U.S.                            3,581     3,298       7,846     6,046
  Downstream
    United States                        1,447     1,553       3,107     2,762
     Non-U.S.                            4,916     4,326      10,380     8,216
  Chemicals
    United States                          776       676       1,510     1,217
     Non-U.S.                              776       684       1,614     1,184
  All other                                 77        76         154       142

11. Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

     Exxon Mobil Corporation has fully and unconditionally guaranteed the 6.0% notes due 2005 ($106 million of long-term debt at June 30, 2003) and the 6.125% notes due 2008 ($160 million) of Exxon Capital Corporation and the deferred interest debentures due 2012 ($1,064 million) and the debt securities due 2004-2011 ($95 million long-term and $10 million short-term) of SeaRiver Maritime Financial Holdings, Inc. Exxon Capital Corporation and SeaRiver Maritime Financial Holdings, Inc. are 100 percent owned subsidiaries of Exxon Mobil Corporation.

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

Condensed consolidated statement of income for three months ended June 30, 2003
________________________________________________________________________________
Revenue
  Sales and other operating
    revenue, including
    excise taxes           $  2,782    $      -    $      -    $ 53,385    $      -    $ 56,167

  Earnings from equity interests
    and other revenue         4,127           -           2         878      (4,009)        998
  Intercompany revenue        4,069           8           5      32,827     (36,909)          -
                           ________    ________    ________    ________    ________    ________
    Total revenue            10,978           8           7      87,090     (40,918)     57,165
                           ________    ________    ________    ________    ________    ________
Costs and other deductions
  Crude oil and product
    purchases                 3,802           -           -      55,115     (34,690)     24,227
  Operating expenses          1,663           -           -       4,731      (1,074)      5,320
  Selling, general and
    administrative expenses     464           1           -       2,912         (37)      3,340
  Depreciation and depletion    382           2           -       1,785           -       2,169
  Exploration expenses,
    including dry holes          34           -           -         148           -         182
  Merger related expenses         -           -           -           -           -           -
  Interest expense              162           5          31       1,032      (1,160)         70
  Excise taxes                    -           -           -       5,896           -       5,896
  Other taxes and duties          2           -           -       9,111           -       9,113
  Income applicable to minority
    and preferred interests       -           -           -         100            -        100
                            _______    ________    ________    ________    ________    ________
     Total costs and other
       deductions             6,509           8          31      80,830     (36,961)     50,417
                           ________    ________    ________    ________    ________    ________
Income before income taxes    4,469           -         (24)      6,260      (3,957)      6,748
  Income taxes                  299           -          (9)      2,288           -       2,578
                           ________    ________    ________    ________    ________    ________
Income from continuing
  operations                  4,170           -         (15)      3,972      (3,957)      4,170
  Discontinued operations        -            -           -           -            -          -
  Accounting change              -            -           -           -            -          -
                           ________    ________    ________    _________   ________    ________
Net income                 $  4,170    $      -    $    (15)   $  3,972    $ (3,957)   $  4,170
                           ========    ========    ========    ========    ========    ========

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

Condensed consolidated statement of income for three months ended June 30, 2002
________________________________________________________________________________

Revenue
  Sales and other operating
   revenue,including
   excise taxes            $  2,349    $       -   $      -    $ 47,623    $      -    $ 49,972
  Earnings from equity
    interests and
    other revenue             2,669           -          (3)        716      (2,550)        832
  Intercompany revenue        3,644          10           7      28,338     (31,999)          -
                           ________    ________    ________    ________    ________    ________
    Total revenue             8,662          10           4      76,677     (34,549)     50,804
                           ________    ________    ________    ________    ________    ________
Costs and other deductions
  Crude oil and
    product purchases         3,524           -           -      48,538     (29,442)     22,620
  Operating expenses          1,321           1           1       4,207      (1,319)      4,211
  Selling, general and
    administrative expenses     476           -           -       2,832           2       3,310
  Depreciation and depletion    386           2           -       1,615           -       2,003
  Exploration expenses,
    including dry holes          38           -           -         191           -         229
  Merger related expenses        20           -           -          28          (7)         41
  Interest expense              117           5          28       1,138      (1,237)         51
  Excise taxes                    -           -           -       5,650           -       5,650
  Other taxes and duties          6           -           -       8,385           -       8,391
Income applicable to minority
  and preferred interests         -           -           -          17           -          17
                           ________    ________    ________    ________    ________    ________
    Total costs and
      other deductions        5,888           8          29      72,601     (32,003)     46,523
                           ________    ________    ________    ________    ________    ________
Income before income taxes    2,774           2         (25)      4,076      (2,546)      4,281
  Income taxes                  145           1         (7)       1,513           -       1,652
                           ________    ________    ________    ________    ________    ________
Income from continuing
  operations                  2,629           1        (18)       2,563      (2,546)      2,629
  Discontinued operations        11           -          -           11         (11)         11
  Accounting change             -                        -            -           -           -
                           ________    ________    _______     ________    ________    ________
Net income                 $  2,640    $      1    $   (18)    $  2,574    $ (2,557)   $  2,640
                           ========    ========    =======     ========    ========    ========

Condensed consolidated statement of income for six months ended June 30, 2003
_____________________________________________________________________________
Revenue
  Sales and other operating
    revenue,including
    excise taxes           $  5,843   $      -    $       -    $110,512    $       -   $116,355
  Earnings from equity
    interests and
    other revenue            10,899          -            4       4,354     (10,667)      4,590
  Intercompany revenue        8,708          17          10      70,188     (78,923)          -
                           ________    ________    ________    ________    ________    ________
    Total revenue            25,450          17          14     185,054     (89,590)    120,945
                           ________    ________    ________    ________    ________    ________
Costs and other deductions
  Crude oil and
    product purchases         8,490           -           -     118,402     (74,587)     52,305
  Operating expenses          3,337           1           -       9,361      (2,039)     10,660
  Selling, general and
    administrative expenses     890           1           -       5,588         (37)      6,442
  Depreciation and depletion    767           3           1       3,580           -       4,351
  Exploration expenses,
    including dry holes          64           -           -         265           -         329
  Merger related expenses         -           -           -           -           -           -
  Interest expense              323          10          61       2,032      (2,314)        112
  Excise taxes                    -           -           -      11,727           -      11,727
  Other taxes and duties          3           -           -      17,917           -      17,920
  Income applicable to minority
    and preferred interests       -           -           -         473           -         473
                           ________    ________    ________    ________    ________    ________
    Total costs and
      other deductions       13,874          15          62     169,345     (78,977)    104,319
                           ________    ________    ________    ________    ________    ________
Income before income taxes   11,576           2         (48)     15,709     (10,613)     16,626
  Income taxes                  916           1         (18)      5,067           -       5,966
                           ________    ________    ________    ________    ________    ________
Income from continuing
  operations                 10,660           1         (30)     10,642     (10,613)     10,660
  Discontinued operations         -           -            -          -           -           -
  Accounting change             550           -            -        481        (481)        550
                           ________    ________    ________    ________    ________    ________
Net income                 $ 11,210    $      1    $    (30)   $ 11,123    $(11,094)   $ 11,210
                           ========    ========    ========    ========    ========    ========

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

Condensed consolidated statement of income for six months ended June 30, 2002
_____________________________________________________________________________
Revenue
  Sales and other operating
    revenue, including
    excise taxes           $  4,193    $      -    $      -    $ 88,371    $      -    $ 92,564
  Earnings from equity
    interests and
    other revenue             4,853           5           1       1,331      (4,557)      1,633
  Intercompany revenue        6,468          21          14      53,111     (59,614)          -
                           ________    ________    ________    ________    ________    ________
    Total revenue            15,514          26          15     142,813     (64,171)     94,197
                           ________    ________    ________    ________    ________    ________
Costs and other deductions
  Crude oil and
    product purchases         6,098           -           -      89,393     (54,854)     40,637
  Operating expenses          2,444           1           1       7,930      (2,392)      7,984
  Selling, general and
    administrative expenses     934           1           -       5,512           -       6,447
  Depreciation and depletion    776           3           1       3,221           -       4,001
  Exploration expenses,
    including dry holes          81           -           -         366           -         447
  Merger related expenses        36           -           -          98         (10)        124
  Interest expense              255          11          56       2,181      (2,364)        139
  Excise taxes                    -           -           -      10,441           -      10,441
  Other taxes and duties          9           -           -      16,327           -      16,336
Income applicable to minority
  and preferred interests         -           -           -          32           -          32
                           ________    ________    ________    ________    ________    ________
    Total costs and
      other deductions       10,633          16          58     135,501     (59,620)     86,588
                           ________    ________    ________    ________    ________    ________
Income before income taxes    4,881          10         (43)      7,312      (4,551)      7,609
  Income taxes                  189           4         (15)      2,739           -       2,917
                           ________    ________    ________    ________    ________    ________
Income from continuing
  operations                  4,692           6         (28)      4,573      (4,551)      4,692
  Discontinued operations        38           -           -          38         (38)         38
  Accounting change               -           -           -           -           -           -
                           ________    ________    ________    ________    ________    ________
Net income                 $  4,730    $      6    $    (28)   $  4,611    $ (4,589)   $  4,730
                           ========    ========    ========    ========    ========    ========

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
                                               (millions of dollars)

Condensed consolidated balance sheet as of June 30, 2003
________________________________________________________
Cash and cash equivalents  $  2,245    $      -    $      -    $ 10,276    $       -    $ 12,521
Notes and accounts receivable
  - net                       3,996           -           -      15,475            -      19,471
Inventories                   1,208           -           -       8,827            -      10,035
Prepaid taxes and expenses       86           -          23       1,930            -       2,039
                           ________    ________    ________    ________    _________    ________
    Total current assets      7,535           -          23      36,508            -      44,066
Property, plant and
  equipment - net            17,042         101           2      82,355            -      99,500
Investments and
  other assets              116,330           -         524     341,455     (436,772)     21,537
Intercompany receivables      7,495       1,359       1,496     315,955     (326,305)          -
                           ________    ________    ________    ________    _________    ________
    Total assets           $148,402    $  1,460    $  2,045    $776,273    $(763,077)   $165,103
                           ========    ========    ========    ========    =========    ========


Notes and loan payables    $      -    $      -    $     10    $  4,317    $       -    $  4,327
Accounts payable and
  accrued liabilities         3,008          11           -      23,511            -      26,530
Income taxes payable          1,254           2           -       4,535            -       5,791
                           ________    ________    ________    ________    _________    ________
    Total current
      liabilities             4,262          13          10      32,363            -      36,648
Long-term debt                1,338         266       1,159       3,048            -       5,811
Deferred income
  tax liabilities             3,007          30         305      14,199            -      17,541
Other long-term
  liabilities                 6,017          22           -      16,483            -      22,522
Intercompany payables        51,197         343         382     274,383     (326,305)          -
                           ________    ________    ________    ________    _________    ________
    Total liabilities        65,821         674       1,856     340,476     (326,305)     82,522


Earnings reinvested         108,963           1        (205)     64,830      (64,626)    108,963
Other shareholders'
  equity                    (26,382)        785         394     370,967     (372,146)    (26,382)
                           ________    ________    ________    ________    _________    ________
    Total shareholders'
      equity                 82,581         786         189     435,797     (436,772)     82,581
                           ________    ________    ________    ________    _________    ________
    Total liabilities and
      shareholders' equity $148,402    $  1,460    $  2,045    $776,273    $(763,077)   $165,103
                           ========    ========    ========    ========    =========    ========


Condensed consolidated balance sheet as of December 31, 2002
____________________________________________________________
Cash and cash equivalents  $    710    $      -    $      -    $  6,519    $       -    $  7,229
Notes and accounts
  receivable - net            3,827           -           -      17,336            -      21,163
Inventories                     964           -           -       7,104            -       8,068
Prepaid taxes and expenses       65           -           -       1,766            -       1,831
                           ________    ________    ________    ________    _________    ________
    Total current assets      5,566           -           -      32,725            -      38,291
Property, plant and equipment
  - net                      16,922         104           3      77,911            -      94,940
Investments and
  other assets              104,115           -         521     340,821     (426,044)     19,413
Intercompany receivables     16,234       1,395       1,490     295,909     (315,028)          -
                           ________    ________    ________    ________    _________    ________
    Total assets           $142,837    $  1,499    $  2,014    $747,366    $(741,072)   $152,644
                           ========    ========    ========    ========    =========    ========


Notes and loan payables    $      -    $      6    $     10    $  4,077    $       -   $   4,093
Accounts payable and
  accrued liabilities         2,844           6           -      22,336            -      25,186
Income taxes payable            916           1           -       2,979            -       3,896
                           ________    ________    ________    ________    _________    ________
    Total current
      liabilities             3,760          13          10      29,392            -      33,175
Long-term debt                1,311         266       1,101       3,977            -       6,655
Deferred income tax
  liabilities                 3,163          31         301      12,989            -      16,484
Other long-term liabilities   5,820           -           -      15,913            -      21,733
Intercompany payables        54,186         290         382     260,170     (315,028)          -
                           ________    ________    ________    ________    _________    ________
    Total liabilities        68,240         600       1,794     322,441     (315,028)     78,047


Earnings reinvested         100,961          93        (174)     54,547      (54,466)    100,961
Other shareholders'
  equity                    (26,364)        806         394     370,378     (371,578)    (26,364)
                           ________    ________    ________    ________    _________    ________
    Total shareholders'
      equity                 74,597         899         220     424,925     (426,044)     74,597
                           ________    ________    ________    ________    _________    ________
    Total liabilities and
      shareholders' equity $142,837    $  1,499    $  2,014    $747,366    $(741,072)   $152,644
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


Condensed consolidated statement of cash flows for six months ended June 30, 2003
_________________________________________________________________________________
Cash provided by/(used in)
  operating activities     $  2,116    $     31    $      6    $ 14,776    $   (934)   $ 15,995
                           ________    ________    ________    ________    ________    ________
Cash flows from investing
  activities
Additions to property, plant
  and equipment                (908)          -           -      (5,324)          -      (6,232)
    Sales of long-term
      assets                     29           -           -       1,552           -       1,581
  Net intercompany
    investing                 5,717          36          (6)     (5,687)        (60)          -
  All other investing, net        -           -           -         280           -         280
                           ________    ________    ________    ________    ________    ________
  Net cash provided by
    /(used in) investing
    activities                4,838          36          (6)     (9,179)        (60)     (4,371)
                           ________    ________    ________    ________    ________    ________
Cash flows from financing
  activities
  Additions to long-term debt     -           -           -          26           -          26
  Reductions in long-term debt    -           -           -        (632)          -        (632)
  Additions/(reductions) in
    short-term debt - net         -          (6)          -        (186)          -        (192)
  Cash dividends             (3,208)        (93)          -        (841)        934      (3,208)
  Net ExxonMobil shares
    sold/(acquired)          (2,211)          -           -           -           -      (2,211)
  Net intercompany financing
    activity                      -          53           -         (92)         39           -
  All other financing, net        -         (21)          -        (471)         21        (471)
                           ________    ________    ________    ________    ________    ________
  Net cash provided by/
   (used in) financing
    activities               (5,419)        (67)          -      (2,196)        994      (6,688)
                           ________    ________    ________    ________    ________    ________
Effects of exchange rate
  changes on cash                 -           -           -         356           -         356
                           ________    ________    ________    ________    ________    ________
Increase/(decrease) in cash
  and cash equivalents     $  1,535    $      -    $      -    $  3,757    $      -    $  5,292
                           ========    ========    ========    ========    ========    ========

Condensed consolidated statement of cash flows for six months ended June 30, 2002
_________________________________________________________________________________
Cash provided by/(used in)
  operating activities     $  1,575    $    (22)   $      8    $  7,456    $   (277)   $  8,740
                           ________    ________    ________    ________    ________    ________
Cash flows from investing
  activities additions to
  property, plant and
  equipment                    (833)          -           -      (4,430)          -      (5,263)
    Sales of long-term
      assets                     74           -           -         804           -         878
    Net intercompany
      investing               4,053         (12)         (8)     (4,114)         81           -
   All other investing, net       -           -           -          15           -          15
                           ________    ________    ________    ________    ________    ________
  Net cash provided by/
    (used in)investing
    activities                3,294         (12)         (8)     (7,725)         81      (4,370)
                           ________    ________    ________    ________    ________    ________
Cash flows from financing
  activities
  Additions to long-term debt     -           -           -         368           -         368
  Reductions in long-term debt    -           -           -         (33)          -         (33)
  Additions/(reductions) in
    short-term debt - net         -         (25)          -        (121)          -        (146)
  Cash dividends             (3,121)          -           -        (277)        277      (3,121)
  Net ExxonMobil shares
    sold/(acquired)          (2,369)          -           -           -           -      (2,369)
  Net intercompany financing
    activity                      -          59           -          22         (81)          -
  All other financing, net        -           -           -        (266)          -        (266)
                           ________    ________    ________    ________    ________    ________
  Net cash provided by/
    (used in) financing
    activities               (5,490)         34           -        (307)        196      (5,567)
                           ________    ________    ________    ________    ________    ________
Effects of exchange rate
  changes on cash                 -           -           -         350           -         350
                           ________    ________    ________    ________    ________    ________
Increase/(decrease) in cash
  and cash equivalents     $   (621)   $      -    $      -    $   (226)   $      -    $   (847)
                           ========    ========    ========    ========    ========    ========

                               EXXON MOBIL CORPORATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY
                                          Second Quarter      First Six Months
                                         _______________      ________________
                                          2003      2002        2003      2002
                                          ____      ____        ____      ____
                                                 (millions of dollars)
Net Income (U.S. GAAP)
______________________
Upstream
  United States                        $   907   $   677    $  2,166  $  1,125
  Non-U.S.                               1,931     1,553       6,365     3,194
Downstream
  United States                            419       234         593       248
   Non-U.S.                                727       148       1,276       106
Chemicals
  United States                            128        87         144       157
  Non-U.S.                                 311       182         582       244
Corporate and financing                   (253)     (222)       (466)     (292)
Merger expenses                              0       (30)          0       (90)
                                       _______   _______    ________   _______
Income from continuing operations        4,170     2,629      10,660     4,692
Discontinued operations                      0        11           0        38
Accounting change                            0         0         550         0
                                       _______   _______    ________  ________
Net Income (U.S. GAAP)                 $ 4,170   $ 2,640    $ 11,210  $  4,730
                                       =======   =======    ========  ========


Net income per common share            $  0.63   $  0.40    $   1.68  $   0.70
Net income per common share
  - assuming dilution                  $  0.62   $  0.39    $   1.67  $   0.69


Other special items included in net income
Upstream
  Non-U.S. (gain on transfer
    of Ruhrgas shares)                 $     0    $    0    $  1,700  $      0

REVIEW OF SECOND QUARTER 2003 RESULTS

Exxon Mobil Corporation estimated net income of $4,170 million ($0.62 per share) in the second quarter of 2003, an increase of $1,530 million from the second quarter of 2002. Second quarter earnings remained strong and improved in all parts of the business versus last year. Chemicals earnings were at their highest level since 1998. Revenue for the second quarter of 2003 totaled $57,165 million compared with $50,804 million in the second quarter of 2002.

Upstream earnings were $2,838 million, up $608 million from the second quarter 2002, reflecting higher crude oil and natural gas realizations.

Oil-equivalent production was flat versus the second quarter of last year. Higher European gas demand and contributions from new projects and work programs were offset by natural field declines and operational outages in the North Sea and West Africa. Operational problems were largely resolved by the end of the quarter.

Liquids production of 2,478 kbd (thousands of barrels per day) decreased from 2,495 kbd in the second quarter of 2002. Higher production in Nigeria and Canada, and reduced OPEC quota restrictions in Abu Dhabi, were more than offset by natural field declines in mature areas and by the operational outages in the North Sea and West Africa.

Second quarter natural gas production increased to 9,259 mcfd (millions of cubic feet per day), compared with 9,192 mcfd last year. Higher demand in Europe and contributions from new projects and work programs more than offset natural field decline in mature areas and the impacts of operational problems in the North Sea.

Earnings from U.S. upstream operations were $907 million, up $230 million. Non-U.S. upstream earnings of $1,931 million were $378 million higher than last year's second quarter.

Downstream earnings were $1,146 million, an increase of $764 million from last year's second quarter, reflecting stronger worldwide refining and marketing margins. Margins were particularly strong at the beginning of the quarter but have since weakened significantly. Petroleum product sales were 7,800 kbd, 231 kbd higher than last year's second quarter.

U.S. downstream earnings were $419 million, up $185 million. Non-U.S. downstream earnings of $727 million were $579 million higher than last year's second quarter.

Chemicals earnings of $439 million were up $170 million from the same quarter a year ago due to improved margins during the first part of the period and favorable foreign exchange effects. Prime product sales of 6,369 kt (thousands of metric tons) were down 333 kt, reflecting lower industry demand.

Corporate and financing expenses of $253 million increased by $31 million mainly due to higher U.S. pension costs.


FIRST SIX MONTHS 2003 COMPARED WITH FIRST SIX MONTHS 2002

Net income of $11,210 million ($1.67 per share) for the first half of 2003 increased $6,480 million from the first half of 2002. Net income for the first half of 2003 included a $550 million positive impact for the required adoption of FAS 143 relating to accounting for asset retirement obligations. First half net income in 2003 also included a one-time gain of $1,700 million from the transfer of shares in Ruhrgas AG, a German gas transmission company. First half net income in 2002 included $90 million of after-tax merger expenses and $38 million in earnings from discontinued operations.

Revenue for the first half of 2003 totaled $120,945 million compared to $94,197 million in the first half of 2002 reflecting significantly higher prices.

Upstream earnings, including were $8,531 million, an increase of $4,212 million due to higher liquids and natural gas realizations and the Ruhrgas gain. Total oil and natural gas producible volumes increased 2 percent versus the first half of last year as higher European gas demand and contributions from new projects and work programs more than offset natural field decline. Taking into account the effects of the national strike in Venezuela, and the operational outages in the second quarter, actual oil-equivalent production was flat.

Liquids production of 2,491 kbd decreased 27 kbd from 2002. Higher production in Nigeria and Canada, and lower OPEC-driven quota constraints, were offset by natural field decline and the impact of operational problems in the North Sea and West Africa.

First half 2003 natural gas production of 10,652 mcfd increased 193 mcfd from 2002. Higher demand in Europe and contributions from new projects and work programs more than offset natural field decline and the operational outages in the North Sea.

Excluding the impacts of the national strike in Venezuela and the second quarter operational outages, total oil and natural gas producible volumes increased 2 percent versus the first half of last year. Plans for long-term capacity increases remain on track as reflected by higher capital spending.

Earnings from U.S. upstream operations for the first half of 2003 were $2,166 million, an increase of $1,041 million. Earnings outside the U.S. were $6,365 million, $3,171 million higher than last year.

Downstream earnings of $1,869 million increased by $1,515 million from a weak first half of 2002 reflecting higher worldwide refining and marketing margins. Petroleum product sales of 7,830 kbd compared with 7,622 kbd in the first half of 2002.

U.S. downstream earnings were $593 million, up $345 million. Non-U.S. downstream earnings of $1,276 million were $1,170 million higher than last year.

Chemicals earnings of $726 million were up $325 million from the first half of 2002 due to improved margins and favorable foreign exchange effects. Prime product sales of 13,260 kt were down 76 kt, reflecting lower demand.

Corporate and financing expenses of $466 million increased by $174 million mainly due to higher U.S. pension costs.


MERGER OF EXXON CORPORATION AND MOBIL CORPORATION

On November 30, 1999, a wholly-owned subsidiary of Exxon Corporation merged with Mobil Corporation so that Mobil became a wholly-owned subsidiary of Exxon (the "Merger"). At the same time, Exxon changed its name to Exxon Mobil Corporation.

There were no merger related expenses in 2003 reflecting the completion of the merger related activities in 2002. Merger related costs in the second quarter of 2002 were $41 million ($30 million after tax) and were $124 million ($90 million after tax) for the six months ended June 30, 2002. The severance reserve balance at the end of the second quarter of 2003 is expected to be expended mainly in 2003 and 2004. The following table summarizes the activity in the severance reserve for the six months ended June 30, 2003:

                Opening                                Balance at
                Balance    Additions    Deductions     Period End
                _______    _________    __________     __________
                                (millions of dollars)
                   101          0            27            74

LIQUIDITY AND CAPITAL RESOURCES

Net cash generation before financing activities was $11,624 million in the first six months of 2003 versus $4,370 million in the same period last year. Operating activities provided net cash of $15,995 million, an increase of $7,255 million from the prior year, influenced by higher net income.

Investing activities used net cash of $4,371 million, comparable to the prior year, including higher additions to property, plant, and equipment and higher proceeds from asset divestments.

Net income in 2003 included a one-time gain of $1,700 million from the transfer of ExxonMobil's interests in the Ruhrgas AG shares. The shares were valued at approximately $2.6 billion. In the third quarter of 2002, a loan of $1.5 billion was received in connection with the restructuring of BEB Erdgas und Erdoel GmbH that allowed for the transfer of the Ruhrgas shares. The remainder was received upon completion of the share transaction and has been reported as proceeds from sales of investments in the current period. The "All other items -- net" line in the current year includes an adjustment of the non-cash net income gain included in first quarter 2003 for the cash received and reported in the third quarter of 2002 and the cash received and reported in cash flows from investing activities in the first quarter of 2003.

Net cash used in financing activities was $6,688 million in the first half of 2003 versus $5,567 million in the same period last year reflecting debt reductions in the current year.

During the second quarter, the corporation acquired 33 million shares at a gross cost of $1,194 million to offset the dilution associated with benefit plans and to reduce common stock outstanding. During the first half of 2003, Exxon Mobil Corporation purchased 68 million shares of its common stock for the treasury at a gross cost of $2,385 million. Shares outstanding were reduced from 6,700 million at the end of 2002 to 6,652 million at the end of the second quarter 2003. Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

Due to the strong earnings through the first half of the year and the resulting significant cash flow, the corporation increased its rate of share purchases in July. During the month of July, the corporation purchased 15 million shares for the treasury at a gross cost of $539 million.

Total debt of $10.1 billion at June 30, 2003 was $0.6 billion lower than at year-end 2002. The corporation's debt to total capital ratio was 10.6 percent at the end of the second quarter of 2003, compared to 12.2 percent at year-end 2002.

Although the corporation issues long-term debt from time to time and maintains a revolving commercial paper program, internally generated funds cover the majority of its financial requirements.

All funded U.S. pension plans were fully funded in 2002 under the standards set by the Department of Labor and the Internal Revenue Service. In addition to the $0.5 billion contributed to pension funds in the first six months of 2003, the corporation expects to make contributions totaling about $2 billion during the second half of 2003 from existing cash in order to maintain the funded status of the U.S. plans and to meet regulatory requirements for non-U.S. plans.

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


TAXES

Income, excise and all other taxes for the first half of 2003 of $36,867 million were up $6,088 million compared to last year. First half 2003 income tax expense was $5,966 million and the effective tax rate was 37.8 percent, compared to $2,917 million and 41.3 percent, respectively, in the prior year period. The increase in income tax expense reflects higher pre-tax income. Excluding the income tax effects of the gain on the Ruhrgas share transfer in the first quarter, the effective rate in the first half of 2003 was similar to the prior year. During both periods, the corporation continued to benefit from the favorable resolution of tax related issues.


CAPITAL AND EXPLORATION EXPENDITURES

Capital and exploration expenditures continued to grow consistent with ExxonMobil's long-term investment plans. In the second quarter, ExxonMobil continued its active investment program, spending $3,831 million on capital and exploration projects, compared with $3,393 million last year, reflecting continued growth in upstream spending.

Capital and exploration expenditures were $7,327 million in the first half of 2003 compared to $6,367 million in last year's first half.

In 2003, capital and exploration investments are expected to increase to about $15 billion reflecting the continued spending on ExxonMobil's large portfolio of upstream projects and foreign exchange effects.


REPORTING INVESTMENTS IN MINERAL INTERESTS IN OIL AND GAS PROPERTIES

Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations" and No. 142 (FAS 142), "Goodwill and Other Intangible Assets" were issued by the Financial Accounting Standards Board (FASB) in June 2001 and became effective for the corporation on July 1, 2001 and January 1, 2002, respectively. The Securities and Exchange Commission (SEC) has requested the Emerging Issues Task Force (EITF) to consider the issue of whether FAS 141 and 142 require interests held under oil, gas and mineral leases to be separately classified as intangible assets on the balance sheets of companies in the extractive industries. If such interests were deemed to be intangible assets by the EITF, mineral rights to extract oil and gas for both undeveloped and developed leaseholds would be classified separately from oil and gas properties as intangible assets on the corporation's balance sheet. Historically, in accordance with Statement of Financial Accounting Standards No. 19 (FAS 19), "Financial Accounting and Reporting by Oil and Gas Producing Companies", the corporation has capitalized the cost of oil and gas leasehold interests and, consistent with industry practice, reported these assets as part of tangible oil and gas property, plant and equipment.

This interpretation of FAS 141 and 142 would only affect the classification of oil and gas leaseholds on the corporation's balance sheet, and would not affect total assets, net worth or cash flows. The corporation's results of operations would not be affected, since these leasehold costs would continue to be amortized in accordance with FAS 19.

At June 30, 2003, the corporation had leasehold costs for mineral interests of approximately $4.3 billion, net of accumulated depletion, that would be classified on the balance sheet as "leasehold costs for the right to extract oil and gas" if the interpretation the SEC requested the EITF to consider was applied.

The corporation will continue to classify its leasehold costs for mineral interests as tangible oil and gas property, plant and equipment assets until further guidance is provided by the EITF.


FORWARD-LOOKING STATEMENTS

Statements in this discussion regarding expectations, plans and future events or conditions are forward-looking statements. Actual future results; production and capacity growth; financing sources; the resolution of contingencies; the effect of changes in prices, interest rates and other market conditions; and environmental and capital and exploration expenditures could differ materially depending on a number of factors, such as the outcome of commercial negotiations; changes in the supply of and demand for crude oil, natural gas and petroleum and petrochemical products; changes in technical or operating conditions or rates of natural field decline; and other factors discussed above and discussed under the caption "Factors Affecting Future Results" in Item 1 of ExxonMobil's 2002 Form 10-K.

                              EXXON MOBIL CORPORATION


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Information about market risks for the six months ended June 30, 2003 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2002.

Item 4.  Controls and Procedures

         As indicated in the certifications in Exhibit 31 of this report, the corporation's principal executive officer, principal accounting officer and principal financial officer have evaluated the corporation's disclosure controls and procedures as of June 30, 2003. Based on that evaluation, these officers have concluded that the corporation's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis. There have not been changes in the corporation's internal control over financial reporting that occurred during the corporation's last fiscal quarter that have materially affected, or are reasonably likely to materially affect the corporation's internal control over financial reporting.


                            PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         In a previously reported matter, on June 5, 2003 the Texas Commission on Environmental Quality ("TCEQ") withdrew its Notice of Enforcement Action dated March 27, 2003, relating to alleged violations of certain reporting, calculation, and documentation requirements under the Texas Clean Air Act (and related implementing and operating permit regulations) in connection with upset events at the corporation's Means Gas Conditioning Facility in Andrews County, Texas. These administrative issues had been corrected. After reviewing the evidence, the TCEQ conceded this enforcement action was not warranted, and all claims were withdrawn. No penalties or other actions on the part of the corporation are required.

         In another previously reported matter, ExxonMobil Oil Corporation ("EMOC") has entered into a final consent order with the New York State Department of Environmental Conservation ("NYSDEC") whereby EMOC has agreed to a scope of work at its New Windsor, New York distribution terminal. The original Notices of Hearing and Complaint alleged discharges of petroleum into waters of the state which were allegedly neither timely reported nor immediately contained, in violation of the Navigation Law and the Environmental Conservation Law. The consent order does not address penalties, and the NYSDEC reserves the right to seek penalties at a later date.

         Also in a previously reported matter, the Massachusetts Department of Environmental Protection ("MADEP") issued a revised Administrative Consent Order ("ACO") on May 19, 2003, which addressed four of the 55 sites referenced in its original Notice of Enforcement ("NOE") received by the corporation on January 22, 2003. The original NOE alleged that certain reports relating to remediation activities at the sites were not submitted by the relevant deadlines under the Massachusetts Contingency Plan. Pursuant to the revised ACO, MADEP now seeks an administrative penalty of $60,000 to settle its claims regarding these four sites, but settlement discussions are underway.
         The 51 other sites mentioned in the original NOE are not presently the subject of a current NOE.

         The South Coast Air Quality Management District (the "District") issued ten Notices of Violation ("NOVs") between March and October of 2002 relating to alleged violations at EMOC's Torrance, California refinery of District rules regarding above-ground storage tanks. The primary rule at issue regulates fugitive emissions from above-ground storage tanks of organic liquids through a compliance program requiring refineries to self-inspect, repair and report tank integrity issues. Inspections and audits of the refinery by the District have resulted in the issuance of the NOVs, which allege deficiencies in the condition of tank seals/gaps, insufficient recordkeeping and untimely reporting. The NOVs do not specify the amount of penalties sought. However, the District has recently indicated it will seek penalties that may exceed $100,000, and settlement discussions are underway.

         On May 23, 2003, the Louisiana Department of Environmental Quality ("LDEQ") issued a Consolidated Compliance Order and Notice of Potential Penalty ("NOPP") in a proceeding captioned "In re: Chalmette Refining, LLC." The facility involved is a refinery in Chalmette, Louisiana that is operated and 50 percent-owned by wholly owned subsidiaries of the corporation. The NOPP alleges non-compliance with Louisiana's environmental laws and regulations, including unauthorized discharges of pollutants to the air or water and violations of related release reporting requirements, fugitive emissions and other monitoring irregularities, and the failure to adequately maintain and utilize certain pollution control devices. The facility owner has requested a hearing and is continuing to pursue discussions with the LDEQ to resolve these NOPP issues as well as issues raised in earlier NOPPs and other self-reported potential compliance issues. The LDEQ has not made a demand for specific penalties.

         Refer to the relevant portions of note 7 on pages 9 and 10 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         At the annual meeting of shareholders on May 28, 2003, the following proposals were voted upon. Percentages are based on the total of the shares voted for and against.

         Concerning Election of Directors
         ________________________________

                                        Votes                     Votes
Nominees                               Cast For                 Withheld
________                               ________                 ________
Michael J. Boskin                   5,455,679,135             97,953,681
Donald V. Fites                     5,449,280,769            104,352,047
James R. Houghton                   5,390,063,160            163,569,656
William R. Howell                   5,379,571,509            174,061,307
Helene L. Kaplan                    5,381,513,904            172,118,912
Reatha Clark King                   5,388,487,175            165,145,641
Philip E. Lippincott                5,455,081,699             98,551,117
Harry J. Longwell                   5,456,029,983             97,602,833
Henry A. McKinnell, Jr.             5,450,078,289            103,554,527
Marilyn Carlson Nelson              5,374,777,614            178,855,202
Lee R. Raymond                      5,431,439,372            122,193,444
Walter V. Shipley                   5,458,471,879             95,160,937

Concerning Ratification of Independent Auditors
_______________________________________________
Votes Cast For:                    5,301,719,630           96.4%
Votes Cast Against:                  197,918,425            3.6%
Abstentions:                          53,994,761
Broker Non-Votes:                              0


Concerning Approval of 2003 Incentive Program
_____________________________________________
Votes Cast For:                    5,097,022,404           93.1%
Votes Cast Against:                  376,292,694            6.9%
Abstentions:                          80,317,718
Broker Non-Votes:                              0


Concerning Political Nonpartisanship
____________________________________
Votes Cast For:                      261,248,318            6.4%
Votes Cast Against:                3,847,365,625           93.6%
Abstentions:                         298,429,094
Broker Non-Votes:                  1,146,589,779


Concerning Auditor Services
___________________________
Votes Cast For:                      496,498,189           11.5%
Votes Cast Against:                3,808,310,906           88.5%
Abstentions:                         102,306,474
Broker Non-Votes:                  1,146,517,247


Concerning Additional Board Nominees
____________________________________
Votes Cast For:                      176,660,436            4.1%
Votes Cast Against:                4,124,737,701           95.9%
Abstentions:                         105,717,435
Broker Non-Votes:                  1,146,517,244


Concerning Non-employee Director Compensation
_____________________________________________
Votes Cast For:                      309,773,587            7.2%
Votes Cast Against:                4,000,001,919           92.8%
Abstentions:                          97,340,067
Broker Non-Votes:                  1,146,517,243


Concerning Poison Pill
______________________
Votes Cast For:                    1,387,152,487           32.2%
Votes Cast Against:                2,917,098,973           67.8%
Abstentions:                         102,864,108
Broker Non-Votes:                  1,146,517,248


Concerning Board Chairman and CEO
_________________________________
Votes Cast For:                      883,190,885           21.5%
Votes Cast Against:                3,215,950,510           78.5%
Abstentions:                         307,974,475
Broker Non-Votes:                  1,146,516,946

Concerning Report on Health in Africa
_____________________________________
Votes Cast For:                      324,217,712            7.9%
Votes Cast Against:                3,773,663,374           92.1%
Abstentions:                         309,234,527
Broker Non-Votes:                  1,146,517,203


Concerning Investment Program Report
____________________________________
Votes Cast For:                      289,356,215            7.2%
Votes Cast Against:                3,745,455,855           92.8%
Abstentions:                         372,303,505
Broker Non-Votes:                  1,146,517,241


Concerning Human Rights Report
______________________________
Votes Cast For:                      323,957,371            8.0%
Votes Cast Against:                3,709,631,480           92.0%
Abstentions:                         373,526,723
Broker Non-Votes:                  1,146,517,242


Concerning Amendment of EEO Policy
__________________________________
Votes Cast For:                    1,118,365,426           27.3%
Votes Cast Against:                2,981,006,546           72.7%
Abstentions:                         307,743,603
Broker Non-Votes:                  1,146,517,241


Concerning Climate Change Report
________________________________
Votes Cast For:                     910,374,979            22.2%
Votes Cast Against:               3,187,416,124            77.8%
Abstentions:                        309,324,474
Broker Non-Votes:                 1,146,517,239


Concerning Renewable Energy Report
__________________________________
Votes Cast For:                     870,170,718            21.3%
Votes Cast Against:               3,223,227,762            78.7%
Abstentions:                        313,717,098
Broker Non-Votes:                 1,146,517,238


See also pages 4 through 8, the section entitled "Director Relationships" on page 9, and pages 24 through 55 of the registrant's definitive proxy statement dated April 17, 2003.

Item 6.  Exhibits and Reports on Form 8-K

 a)      Exhibits

         10(iii)(a)   2003 Incentive Program (incorporated by reference to
                       Appendix B to the Proxy Statement of Exxon Mobil Corporation dated April 17, 2003).

        31.1          Certification (pursuant to Securities Exchange Act Rule
                       13a-14(a)) by Chief Executive Officer.

        31.2          Certification (pursuant to Securities Exchange Act Rule
                       13a-14(a)) by Principal Accounting Officer.

        31.3          Certification (pursuant to Securities Exchange Act Rule
                       13a-14(a)) by Principal Financial Officer.

        32.1          Section 1350 Certification (pursuant to Sarbanes-Oxley
                       Section 906) by Chief Executive Officer.

        32.2          Section 1350 Certification (pursuant to Sarbanes-Oxley
                       Section 906) by Principal Accounting Officer.

        32.3          Section 1350 Certification (pursuant to Sarbanes-Oxley
                       Section 906) by Principal Financial Officer.

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

        On July 31, 2003, the registrant filed a Current Report on Form 8-K furnishing under Item 9, and Item 12, its News Release, dated July 31, 2003, announcing second quarter results and the information in the related 2Q03 Investor Relations Data Summary.

        Reports listed above as "furnished" under Item 9 and Item 12 are not deemed "filed" with the SEC and are not incorporated by reference herein or in any other SEC filings.

                                EXXON MOBIL CORPORATION


                                       SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 EXXON MOBIL CORPORATION



Date:  August 13, 2003
                               By:   /s/      DONALD D. HUMPHREYS
                                            ____________________________
                                     Name:  Donald D. Humphreys
                                     Title: Vice President, Controller and
                                            Principal Accounting Officer

                                  INDEX TO EXHIBITS

Exhibit No.        Description
__________         ___________

10(iii)(a)         2003 Incentive Program (incorporated by reference to
                    Appendix B to the Proxy Statement of Exxon Mobil Corporation dated April 17, 2003).

31.1               Certification (pursuant to Securities Exchange Act Rule
                    13a-14(a)) by Chief Executive Officer.

31.2               Certification (pursuant to Securities Exchange Act Rule
                    13a-14(a)) by Principal Accounting Officer.

31.3               Certification (pursuant to Securities Exchange Act Rule
                    13a-14(a)) by Principal Financial Officer.

32.1               Section 1350 Certification (pursuant to Sarbanes-Oxley
                    Section 906) by Chief Executive Officer.

32.2               Section 1350 Certification (pursuant to Sarbanes-Oxley
                    Section 906) by Principal Accounting Officer.

32.3              Section 1350 Certification (pursuant to Sarbanes-Oxley
                   Section 906) by Principal Financial Officer.