Form 10-Q
period 2003-09-30
EXXON MOBIL CORP
filed 2003-11-13
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                                                                  Outstanding as of September 30, 2003

Common stock, without par value                                                            6,609,799,513

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

TABLE OF CONTENTS

Page

Number

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Statement of Income

Three and nine months ended September 30, 2003 and 2002

Condensed Consolidated Balance Sheet

As of September 30, 2003 and December 31, 2002

Condensed Consolidated Statement of Cash Flows

Nine months ended September 30, 2003 and 2002

Notes to Condensed Consolidated Financial Statements

6-17

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

18-23

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

24

Item 4.

Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

24-25

Item 6.

Exhibits and Reports on Form 8-K

25-26

Signature

Index to Exhibits

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars)

Three Months Ended	Nine Months Ended
September 30,	September 30,
REVENUE	2003	2002	2003	2002
Sales and other operating revenue,
including excise taxes	$58,760	$53,194	$175,115	$145,758
Earnings from equity interests and other revenue	1,081	904	5,671	2,537
Total revenue	59,841	54,098	180,786	148,295

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases	27,230	25,246	79,535	65,883
Operating expenses	5,320	4,774	15,980	12,758
Selling, general and administrative expenses	3,246	2,730	9,688	9,177
Depreciation and depletion	2,203	2,178	6,554	6,179
Exploration expenses, including dry holes	227	162	556	609
Merger related expenses	0	129	0	253
Interest expense	41	51	153	190
Excise taxes	5,900	5,783	17,627	16,224
Other taxes and duties	9,611	8,485	27,531	24,821
Income applicable to minority and preferred interests	101	76	574	108
Total costs and other deductions	53,879	49,614	158,198	136,202

INCOME BEFORE INCOME TAXES	5,962	4,484	22,588	12,093
Income taxes	2,312	1,855	8,278	4,772
INCOME FROM CONTINUING OPERATIONS	3,650	2,629	14,310	7,321
Discontinued operations, net of income tax	0	11	0	49
Cumulative effect of accounting change,
net of income tax	0	0	550	0
NET INCOME	$3,650	$2,640	$14,860	$7,370

NET INCOME PER COMMON SHARE (DOLLARS)
Income from continuing operations	$0.55	$0.39	$2.15	$1.08
Discontinued operations, net of income tax	0.00	0.00	0.00	0.01
Cumulative effect of accounting change,
net of income tax	0.00	0.00	0.08	0.00
Net income	$0.55	$0.39	$2.23	$1.09

NET INCOME PER COMMON SHARE - ASSUMING DILUTION (DOLLARS)
Income from continuing operations	$0.55	$0.39	$2.14	$1.07
Discontinued operations, net of income tax	0.00	0.00	0.00	0.01
Cumulative effect of accounting change,
net of income tax	0.00	0.00	0.08	0.00
Net income	$0.55	$0.39	$2.22	$1.08

DIVIDENDS PER COMMON SHARE (DOLLARS)	$0.25	$0.23	$0.73	$0.69

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)

Sept. 30,	Dec 31,
2003	2002
ASSETS
Current assets
Cash and cash equivalents	$11,015	$7,229
Notes and accounts receivable - net	20,248	21,163
Inventories
Crude oil, products and merchandise	8,475	6,827
Materials and supplies	1,282	1,241
Prepaid taxes and expenses	1,938	1,831
Total current assets	42,958	38,291
Property, plant and equipment - net	101,192	94,940
Investments and other assets	22,837	19,413

TOTAL ASSETS	$166,987	$152,644

LIABILITIES
Current liabilities
Notes and loans payable	$4,004	$4,093
Accounts payable and accrued liabilities	27,731	25,186
Income taxes payable	6,906	3,896
Total current liabilities	38,641	33,175
Long-term debt	5,615	6,655
Deferred income tax liability	17,716	16,484
Other long-term liabilities	21,251	21,733

TOTAL LIABILITIES	83,223	78,047

SHAREHOLDERS' EQUITY
Benefit plan related balances	(342)	(450)
Common stock, without par value:
Authorized: 9,000 million shares
Issued: 8,019 million shares	4,100	4,217
Earnings reinvested	110,955	100,961
Accumulated other nonowner changes in equity
Cumulative foreign exchange translation adjustment	(447)	(3,015)
Minimum pension liability adjustment	(2,960)	(2,960)
Unrealized gains/(losses) on stock investments	146	(79)
Common stock held in treasury:
1,410 million shares at September 30, 2003	(27,688)
1,319 million shares at December 31, 2002		(24,077)

TOTAL SHAREHOLDERS' EQUITY	83,764	74,597

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$166,987	$152,644

The number of shares of common stock issued and outstanding at September 30, 2003 and

December 31, 2002 were 6,609,799,513 and 6,700,074,272, respectively.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)

Nine Months Ended
September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,860	$7,370
Depreciation and depletion	6,554	6,179
Changes in operational working capital, excluding cash and debt	4,507	2,510
All other items - net	(4,222)	130

Net cash provided by operating activities	21,699	16,189

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(9,305)	(8,147)
Sales of subsidiaries, investments, and property, plant and equipment	1,821	1,059
Other investing activities - net	(222)	(437)

Net cash used in investing activities	(7,706)	(7,525)

NET CASH GENERATION BEFORE FINANCING ACTIVITIES	13,993	8,664

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	31	382
Reductions in long-term debt	(865)	(208)
Additions/(reductions) in short-term debt - net	(600)	(463)
Cash dividends to ExxonMobil shareholders	(4,866)	(4,672)
Cash dividends to minority interests	(377)	(152)
Changes in minority interests and sales/(purchases)
of affiliate stock	(171)	(167)
Net ExxonMobil shares acquired	(3,788)	(3,402)

Net cash used in financing activities	(10,636)	(8,682)

Effects of exchange rate changes on cash	429	408

Increase/(decrease) in cash and cash equivalents	3,786	390
Cash and cash equivalents at beginning of period	7,229	6,547
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,015	$6,937

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$5,238	$4,360
Cash interest paid	$320	$328

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

2.

Stock Option Accounting

Effective January 1, 2003, the corporation adopted the recognition provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (FAS 123), “Accounting for Stock-Based Compensation” for all employee stock-based awards granted after that date.  In accordance with FAS 123, compensation expense for future awards will be measured by the fair value of the award at the date of grant and recognized over the vesting period. The fair value of awards in the form of restricted stock is the market price of the stock. The fair value of awards in the form of stock options is estimated using an option-pricing model.

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

If the provisions of FAS 123 had been adopted in the prior year, the impact on compensation expense, net income, and net income per share would have been as follows:

Three Months Ended		Nine Months Ended
September 30,		September 30,
2003	2002	2003	2002
(millions of dollars)
Net income, as reported	$3,650	$2,640	$14,860	$7,370
Add: Stock-based compensation, net of tax, included in reported net income	19	4	61	11
Deduct: Stock-based compensation, net of tax, determined under fair value method	(21)	(50)	(67)	(154)
Pro forma net income	$3,648	$2,594	$14,854	$7,227

Net income per share:	(dollars per share)
Basic - as reported	$0.55	$0.39	$2.23	$1.09
Basic - pro forma	0.55	0.38	2.23	1.07

Diluted - as reported	0.55	0.39	2.22	1.08
Diluted - pro forma	0.55	0.38	2.22	1.06

3.

Discontinued Operations

In 2002, the copper business in Chile and the coal operations in Colombia were sold.  Prior periods include reclassifications to reflect the earnings of these businesses as discontinued operations.  Income taxes related to discontinued operations in the third quarter of 2002 were $3 million and for the nine months ended September 30, 2002 were $12 million.  Revenues and earnings for these businesses were historically reported in the “All Other” line in the segment disclosures located in note 10 on page 12.

4.

Accounting Change

As of January 1, 2003 the corporation adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 143 (FAS 143), “Accounting for Asset Retirement Obligations.”  The primary impact of FAS 143 is to change the method of accruing for upstream site restoration costs.  These costs were previously accrued ratably over the productive lives of the assets in accordance with Statement of Financial Accounting Standards No. 19 (FAS 19), “Financial Accounting and Reporting by Oil and Gas Producing Companies.”  At the end of 2002, the cumulative amount accrued under FAS 19 was approximately $3.5 billion.  Under FAS 143, the fair values of asset retirement obligations are recorded as liabilities on a discounted basis when they are incurred, which is typically at the time the assets are installed.  Amounts recorded for the related assets will be increased by the amount of these obligations.  Over time the liabilities will be accreted for the change in their present value and the initial capitalized costs will be depreciated over the useful lives of the related assets.

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

The provisions of FIN 46 must be immediately applied for variable interest entities created after January 31, 2003.  For variable interest entities created before February 1, 2003, the adoption of FIN 46 has been deferred by Financial Staff Position FIN 46-6 to the first reporting period ending after December 15, 2003.

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

There were no merger related expenses in 2003 reflecting the completion of the merger related activities in 2002.  Merger related costs in the third quarter of 2002 were $129 million ($85 million after tax) and were $253 million ($175 million after tax) for the nine months ended September 30, 2002.  The severance reserve balance at the end of the third quarter of 2003 is expected to be expended mainly in 2003 and 2004.  The following table summarizes the activity in the severance reserve for the nine months ended September 30, 2003:

Opening

Balance at

Balance

Additions

Deductions

Period End

(millions of dollars)

101

0

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

In that trial, on September 24, 1996, the United States District Court for the District of Alaska entered a judgment in the amount of $5 billion in punitive damages to a class composed of all persons and entities who asserted claims for punitive damages from the corporation as a result of the Exxon Valdez grounding. ExxonMobil appealed the judgment. On November 7, 2001, the United States Court of Appeals for the Ninth Circuit vacated the punitive damage award as being excessive under the Constitution and remanded the case to the District Court for it to determine the amount of the punitive damage award consistent with the Ninth Circuit’s holding. On December 6, 2002, the District Court reduced the punitive damages award from $5 billion to $4 billion.  Both ExxonMobil and the plaintiffs appealed to the Ninth Circuit which vacated the judgement on August 18, 2003, and ordered that the District Court reconsider in light of the U.S. Supreme Court decision in Campbell v. State Farm.

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

On December 19, 2000, a jury in Montgomery County, Alabama, returned a verdict against the corporation in a contract dispute over royalties in the amount of $87.69 million in compensatory damages and $3.42 billion in punitive damages in the case of Exxon Corporation v. State of Alabama, et al. The verdict was upheld by the trial court on May 4, 2001. On December 20, 2002, the Alabama Supreme Court vacated the $3.5 billion jury verdict. The decision sent the case back to a lower court for a new trial, which began on October 20, 2003. The ultimate outcome is not expected to have a materially adverse effect upon the corporation’s operations or financial condition.

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

The corporation and certain of its consolidated subsidiaries were contingently liable at

September 30, 2003, for $3.0 billion, primarily relating to guarantees for notes, loans and performance under contracts. This included $0.9 billion representing guarantees of non-U.S. excise taxes and customs duties of other companies, entered into as a normal business practice, under reciprocal arrangements. Also included in this amount were guarantees by consolidated affiliates of $1.7 billion, representing ExxonMobil’s share of obligations of certain equity companies.

Additionally, the corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the corporation's operations or financial condition.  The corporation's outstanding unconditional purchase obligations at September 30, 2003 were similar to those at the prior year-end period.  Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

8.

Nonowner Changes in Shareholders' Equity

Three Months Ended		Nine Months Ended
September 30,		September 30,
2003	2002	2003	2002
(millions of dollars)
Net income	$3,650	$2,640	$14,860	$7,370
Changes in other nonowner changes in equity
Foreign exchange translation adjustment	652	(481)	2,568	2,042
Minimum pension liability adjustment	0	0	0	0
Unrealized gains/(losses) on stock investments	72	(38)	225	53
Total nonowner changes in shareholders' equity	$4,374	$2,121	$17,653	$9,465

9.

Earnings Per Share

Three Months Ended	Nine Months Ended
September 30,	September 30,
	2003	2002	2003	2002

NET INCOME PER COMMON SHARE
Income from continuing operations (millions of dollars)	$3,650	$2,629	$14,310	$7,321

Weighted average number of common shares
outstanding (millions of shares)	6,619	6,740	6,653	6,767

Net income per common share (dollars)
Income from continuing operations	$0.55	$0.39	$2.15	$1.08
Discontinued operations, net of income tax	0.00	0.00	0.00	0.01
Cumulative effect of accounting change,
net of income tax	0.00	0.00	0.08	0.00
Net income	$0.55	$0.39	$2.23	$1.09

NET INCOME PER COMMON SHARE
- ASSUMING DILUTION
Income from continuing operations (millions of dollars)	$3,650	$2,629	$14,310	$7,321

Weighted average number of common shares
outstanding - assuming dilution (millions of shares)	6,619	6,740	6,653	6,767
Effect of employee stock-based awards	33	47	30	57
Weighted average number of common shares
outstanding - assuming dilution	6,652	6,787	6,683	6,824

Net income per common share
- assuming dilution (dollars)
Income from continuing operations	$0.55	$0.39	$2.14	$1.07
Discontinued operations, net of income tax	0.00	0.00	0.00	0.01
Cumulative effect of accounting change,
net of income tax	0.00	0.00	0.08	0.00
Net income	$0.55	$0.39	$2.22	$1.08

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

Three Months Ended		Nine Months Ended
September 30,		September 30,
2003	2002	2003	2002
(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	$883	$642	$3,049	$1,767
Non-U.S.	1,819	1,635	8,184	4,829
Downstream
United States	371	42	964	290
Non-U.S.	540	83	1,816	189
Chemicals
United States	25	156	169	313
Non-U.S.	205	197	787	441
All other	(193)	(115)	(109)	(459)
Corporate total	$3,650	$2,640	$14,860	$7,370

Included in All Other above
Discontinued operations	$0	$11	$0	$49
Cumulative effect of accounting change	$0	$0	$550	$0

SALES AND OTHER OPERATING REVENUE
Upstream
United States	$1,441	$956	$4,649	$2,776
Non-U.S.	3,355	2,775	11,051	8,501
Downstream
United States	14,269	13,468	41,692	35,678
Non-U.S.	34,748	31,644	102,657	86,683
Chemicals
United States	1,989	1,773	5,942	5,144
Non-U.S.	2,948	2,565	9,097	6,947
All other	10	13	27	29
Corporate total	$58,760	$53,194	$175,115	$145,758

INTERSEGMENT REVENUE
Upstream
United States	$1,279	$1,277	$4,134	$3,696
Non-U.S.	3,674	2,584	11,520	8,630
Downstream
United States	1,610	636	4,717	3,398
Non-U.S.	5,728	4,448	16,108	12,664
Chemicals
United States	891	727	2,401	1,944
Non-U.S.	781	626	2,395	1,810
All other	83	88	237	230

11.

Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the 6.0% notes due

2005 ($106 million of long-term debt at September 30, 2003) and the 6.125% notes due 2008

($160 million) of Exxon Capital Corporation and the deferred interest debentures due 2012 ($1,092 million) and the debt securities due 2004-2011 ($95 million long-term and $10 million short-term) of SeaRiver Maritime Financial Holdings, Inc.  Exxon Capital Corporation and SeaRiver Maritime Financial Holdings, Inc. are 100 percent owned subsidiaries of Exxon Mobil Corporation.

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

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated statement of income for three months ended September 30, 2003
Revenue
Sales and other operating revenue, including excise taxes	$2,799	$-	$-	$55,961	$-	$58,760
Earnings from equity interests and other revenue	3,670	-	2	958	(3,549)	1,081
Intercompany revenue	4,430	8	4	34,913	(39,355)	-
Total revenue	10,899	8	6	91,832	(42,904)	59,841
Costs and other deductions
Crude oil and product purchases	4,377	-	-	59,513	(36,660)	27,230
Operating expenses	1,583	1	1	5,195	(1,460)	5,320
Selling, general and administrative expenses	509	-	-	2,773	(36)	3,246
Depreciation and depletion	365	1	1	1,836	-	2,203
Exploration expenses, including dry holes	42	-	-	185	-	227
Merger related expenses	-	-	-	-	-	-
Interest expense	133	6	30	1,036	(1,164)	41
Excise taxes	-	-	-	5,900	-	5,900
Other taxes and duties	3	-	-	9,608	-	9,611
Income applicable to minority and preferred interests	-	-	-	101	-	101
Total costs and other deductions	7,012	8	32	86,147	(39,320)	53,879
Income before income taxes	3,887	-	(26)	5,685	(3,584)	5,962
Income taxes	237	-	(10)	2,085	-	2,312
Income from continuing operations	3,650	-	(16)	3,600	(3,584)	3,650
Discontinued operations	-	-	-	-	-	-
Accounting change	-	-	-	-	-	-
Net income	$3,650	$-	$(16)	$3,600	$(3,584)	$3,650

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated statement of income for three months ended September 30, 2002
Revenue
Sales and other operating revenue, including excise taxes	$2,205	$-	$-	$50,989	$-	$53,194
Earnings from equity interests and other revenue	2,692	-	(11)	773	(2,550)	904
Intercompany revenue	4,843	11	7	31,448	(36,309)	-
Total revenue	9,740	11	(4)	83,210	(38,859)	54,098
Costs and other deductions
Crude oil and product purchases	4,746	-	-	54,715	(34,215)	25,246
Operating expenses	1,187	1	-	4,341	(755)	4,774
Selling, general and administrative expenses	452	1	-	2,277	-	2,730
Depreciation and depletion	388	1	1	1,788	-	2,178
Exploration expenses, including dry holes	46	-	-	116	-	162
Merger related expenses	27	-	-	105	(3)	129
Interest expense	184	5	28	1,194	(1,360)	51
Excise taxes	-	-	-	5,783	-	5,783
Other taxes and duties	1	-	-	8,484	-	8,485
Income applicable to minority and preferred interests	-	-	-	76	-	76
Total costs and other deductions	7,031	8	29	78,879	(36,333)	49,614
Income before income taxes	2,709	3	(33)	4,331	(2,526)	4,484
Income taxes	80	1	(8)	1,782	-	1,855
Income from continuing operations	2,629	2	(25)	2,549	(2,526)	2,629
Discontinued operations	11	-	-	17	(17)	11
Accounting change	-	-	-	-	-
Net income	$2,640	$2	$(25)	$2,566	$(2,543)	$2,640

Condensed consolidated statement of income for nine months ended September 30, 2003
Revenue
Sales and other operating revenue, including excise taxes	$8,642	$-	$-	$166,473	$-	$175,115
Earnings from equity interests and other revenue	14,569	-	6	5,312	(14,216)	5,671
Intercompany revenue	13,138	25	14	105,101	(118,278)	-
Total revenue	36,349	25	20	276,886	(132,494)	180,786
Costs and other deductions
Crude oil and product purchases	12,867	-	-	177,915	(111,247)	79,535
Operating expenses	4,920	2	1	14,556	(3,499)	15,980
Selling, general and administrative expenses	1,399	1	-	8,361	(73)	9,688
Depreciation and depletion	1,132	4	2	5,416	-	6,554
Exploration expenses, including dry holes	106	-	-	450	-	556
Merger related expenses	-	-	-	-	-	-
Interest expense	456	16	91	3,068	(3,478)	153
Excise taxes	-	-	-	17,627	-	17,627
Other taxes and duties	6	-	-	27,525	-	27,531
Income applicable to minority and preferred interests	-	-	-	574	-	574
Total costs and other deductions	20,886	23	94	255,492	(118,297)	158,198
Income before income taxes	15,463	2	(74)	21,394	(14,197)	22,588
Income taxes	1,153	1	(28)	7,152	-	8,278
Income from continuing operations	14,310	1	(46)	14,242	(14,197)	14,310
Discontinued operations	-	-	-	-	-	-
Accounting change	550	-	-	481	(481)	550
Net income	$14,860	$1	$(46)	$14,723	$(14,678)	$14,860

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated statement of income for nine months ended September 30, 2002
Revenue
Sales and other operating revenue, including excise taxes	$6,398	$-	$-	$139,360	$-	$145,758
Earnings from equity interests and other revenue	7,545	5	(10)	2,104	(7,107)	2,537
Intercompany revenue	11,311	32	21	84,559	(95,923)	-
Total revenue	25,254	37	11	226,023	(103,030)	148,295
Costs and other deductions
Crude oil and product purchases	10,844	-	-	144,108	(89,069)	65,883
Operating expenses	3,631	2	1	12,271	(3,147)	12,758
Selling, general and administrative expenses	1,386	2	-	7,789	-	9,177
Depreciation and depletion	1,164	4	2	5,009	-	6,179
Exploration expenses, including dry holes	127	-	-	482	-	609
Merger related expenses	63	-	-	203	(13)	253
Interest expense	439	16	84	3,375	(3,724)	190
Excise taxes	-	-	-	16,224	-	16,224
Other taxes and duties	10	-	-	24,811	-	24,821
Income applicable to minority and preferred interests	-	-	-	108	-	108
Total costs and other deductions	17,664	24	87	214,380	(95,953)	136,202
Income before income taxes	7,590	13	(76)	11,643	(7,077)	12,093
Income taxes	269	5	(23)	4,521	-	4,772
Income from continuing operations	7,321	8	(53)	7,122	(7,077)	7,321
Discontinued operations	49	-	-	55	(55)	49
Accounting change	-	-	-	-	-	-
Net income	$7,370	$8	$(53)	$7,177	$(7,132)	$7,370

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated balance sheet as of September 30, 2003
Cash and cash equivalents	$2,173	$-	$-	$8,842	$-	$11,015
Notes and accounts receivable - net	4,092	-	-	16,156	-	20,248
Inventories	1,178	-	-	8,579	-	9,757
Prepaid taxes and expenses	79	-	34	1,825	-	1,938
Total current assets	7,522	-	34	35,402	-	42,958
Property, plant and equipment - net	17,032	100	1	84,059	-	101,192
Investments and other assets	120,475	-	526	343,425	(441,589)	22,837
Intercompany receivables	11,736	1,443	1,499	334,608	(349,286)	-
Total assets	$156,765	$1,543	$2,060	$797,494	$(790,875)	$166,987

Notes and loan payables	$-	$-	$10	$3,994	$-	$4,004
Accounts payable and accrued liabilities	2,930	2	-	24,799	-	27,731
Income taxes payable	1,234	3	-	5,669	-	6,906
Total current liabilities	4,164	5	10	34,462	-	38,641
Long-term debt	1,352	266	1,187	2,810	-	5,615
Deferred income tax liabilities	2,940	30	307	14,439	-	17,716
Other long-term liabilities	4,520	28	-	16,703	-	21,251
Intercompany payables	60,025	428	382	288,451	(349,286)	-
Total liabilities	73,001	757	1,886	356,865	(349,286)	83,223

Earnings reinvested	110,955	1	(220)	68,253	(68,034)	110,955
Other shareholders' equity	(27,191)	785	394	372,376	(373,555)	(27,191)
Total shareholders' equity	83,764	786	174	440,629	(441,589)	83,764
Total liabilities and shareholders' equity	$156,765	$1,543	$2,060	$797,494	$(790,875)	$166,987

Condensed consolidated balance sheet as of December 31, 2002
Cash and cash equivalents	$710	$-	$-	$6,519	$-	$7,229
Notes and accounts receivable - net	3,827	-	-	17,336	-	21,163
Inventories	964	-	-	7,104	-	8,068
Prepaid taxes and expenses	65	-	-	1,766	-	1,831
Total current assets	5,566	-	-	32,725	-	38,291
Property, plant and equipment - net	16,922	104	3	77,911	-	94,940
Investments and other assets	104,115	-	521	340,821	(426,044)	19,413
Intercompany receivables	16,234	1,395	1,490	295,909	(315,028)	-
Total assets	$142,837	$1,499	$2,014	$747,366	$(741,072)	$152,644

Notes and loan payables	$-	$6	$10	$4,077	$-	$4,093
Accounts payable and accrued liabilities	2,844	6	-	22,336	-	25,186
Income taxes payable	916	1	-	2,979	-	3,896
Total current liabilities	3,760	13	10	29,392	-	33,175
Long-term debt	1,311	266	1,101	3,977	-	6,655
Deferred income tax liabilities	3,163	31	301	12,989	-	16,484
Other long-term liabilities	5,820	-	-	15,913	-	21,733
Intercompany payables	54,186	290	382	260,170	(315,028)	-
Total liabilities	68,240	600	1,794	322,441	(315,028)	78,047

Earnings reinvested	100,961	93	(174)	54,547	(54,466)	100,961
Other shareholders' equity	(26,364)	806	394	370,378	(371,578)	(26,364)
Total shareholders' equity	74,597	899	220	424,925	(426,044)	74,597
Total liabilities and shareholders' equity	$142,837	$1,499	$2,014	$747,366	$(741,072)	$152,644

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated statement of cash flows for nine months ended September 30, 2003
Cash provided by/(used in) operating activities	$1,154	$20	$(9)	$21,644	$(1,110)	$21,699
Cash flows from financing activities
Additions to property, plant and equipment	(1,315)	-	-	(7,990)	-	(9,305)
Sales of long-term assets	126	-	-	1,695	-	1,821
Net intercompany investing	10,152	(48)	9	(10,119)	6	-
All other investing, net	-	-	-	(222)	-	(222)
Net cash provided by/(used in) investing activities	8,963	(48)	9	(16,636)	6	(7,706)
Cash flows from financing activities
Additions to long-term debt	-	-	-	31	-	31
Reductions in long-term debt	-	-	-	(865)	-	(865)
Additions/(reductions) in short-term debt - net	-	(6)	-	(594)	-	(600)
Cash dividends	(4,866)	(93)	-	(1,017)	1,110	(4,866)
Net ExxonMobil shares sold/(acquired)	(3,788)	-	-	-	-	(3,788)
Net intercompany financing activity	-	148	-	(121)	(27)	-
All other financing, net	-	(21)	-	(548)	21	(548)
Net cash provided by/(used in) financing activities	(8,654)	28	-	(3,114)	1,104	(10,636)
Effects of exchange rate changes on cash	-	-	-	429	-	429
Increase/(decrease) in cash and cash equivalents	$1,463	$-	$-	$2,323	$-	$3,786

Condensed consolidated statement of cash flows for nine months ended September 30, 2002
Cash provided by/(used in) operating activities	$260	$12	$13	$16,324	$(420)	$16,189
Cash flows from financing activities
Additions to property, plant and equipment	(1,274)	-	-	(6,873)	-	(8,147)
Sales of long-term assets	120	-	-	939	-	1,059
Net intercompany investing	8,063	(97)	(13)	(8,075)	122	-
All other investing, net	-	-	-	(437)	-	(437)
Net cash provided by/(used in) investing activities	6,909	(97)	(13)	(14,446)	122	(7,525)
Cash flows from financing activities
Additions to long-term debt	-	-	-	382	-	382
Reductions in long-term debt	-	-	-	(208)	-	(208)
Additions/(reductions) in short-term debt - net	-	(12)	-	(451)	-	(463)
Cash dividends	(4,672)	-	-	(420)	420	(4,672)
Net ExxonMobil shares sold/(acquired)	(3,402)	-	-	-	-	(3,402)
Net intercompany financing activity	-	97	-	25	(122)	-
All other financing, net	-	-	-	(319)	-	(319)
Net cash provided by/(used in) financing activities	(8,074)	85	-	(991)	298	(8,682)
Effects of exchange rate changes on cash	-	-	-	408	-	408
Increase/(decrease) in cash and cash equivalents	$(905)	$-	$-	$1,295	$-	$390

EXXON MOBIL CORPORATION

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

Third Quarter		First Nine Months
2003	2002	2003	2002
(millions of dollars)
Net Income (U.S. GAAP)
Upstream
United States	$883	$642	$3,049	$1,767
Non-U.S.	1,819	1,635	8,184	4,829
Downstream
United States	371	42	964	290
Non-U.S.	540	83	1,816	189
Chemicals
United States	25	156	169	313
Non-U.S.	205	197	787	441
Corporate and financing	(193)	(41)	(659)	(333)
Merger expenses	0	(85)	0	(175)
Income from continuing operations	3,650	2,629	14,310	7,321
Discontinued operations	0	11	0	49
Accounting change	0	0	550	0
Net Income (U.S. GAAP)	$3,650	$2,640	$14,860	$7,370

Net income per common share	$0.55	$0.39	$2.23	$1.09
Net income per common share - assuming dilution	$0.55	$0.39	$2.22	$1.08

Other special items included in net income
Non-U.S. Upstream
Gain on transfer of Ruhrgas shares	$0	$0	$1,700	$0
U.K. deferred income tax adjustment	$0	$(215)	$0	$(215)

REVIEW OF THIRD QUARTER 2003 RESULTS

Exxon Mobil Corporation estimated net income of $3,650 million ($0.55 per share) in the third quarter, an increase of $1,010 million from the third quarter of 2002.  Third quarter earnings were the second highest ever for this quarter and increased by 38 percent versus last year due to significant improvement in the downstream.  Revenue for the third quarter of 2003 totaled $59,841 million compared with $54,098 million in 2002.

Upstream earnings were $2,702 million, an increase of $425 million from third quarter 2002 reflecting higher average crude and natural gas prices and the absence of a $215 million charge in the prior year quarter related to the deferred income tax effect of the 10% supplementary U.K. tax on North Sea operations.

Liquids production of 2,485 kbd (thousands of barrels per day) increased 1 percent from 2,453 kbd in the third quarter of 2002.  Higher production from new projects in West Africa and Canada, and reduced OPEC quota restrictions in Abu Dhabi, were partly offset by natural field decline in mature areas.

Third quarter natural gas production was 8,268 mcfd (millions of cubic feet per day) compared with 9,222 mcfd last year.  Contributions from new projects and work programs were more than offset by lower demand in Europe, natural field decline in mature areas and reduced entitlement effects.

On an oil-equivalent basis, actual production in the third quarter was down 3 percent with contributions from new projects more than offset by lower European gas demand and natural field decline of both oil and gas.

Earnings from U.S. upstream operations were $883 million, up $241 million.  Non-U.S. upstream earnings of $1,819 million were $184 million higher reflecting the absence of the U.K. tax charge.

Downstream earnings of $911 million increased $786 million from the third quarter of last year reflecting stronger worldwide refining and marketing margins.  Petroleum product sales were 7,935 kbd, 172 kbd higher than last year's third quarter.

U.S. downstream earnings were $371 million, up $329 million.  Non-U.S. downstream earnings of $540 million were $457 million higher than last year's third quarter.

Chemicals earnings of $230 million were down $123 million from the same quarter a year ago due to higher worldwide feedstock costs.  Prime product sales of 6,694 kt (thousands of metric tons) were up 38 kt.

Corporate and financing expenses of $193 million increased by $152 million due to higher U.S. pension costs and the absence of last year's foreign exchange gains.

FIRST NINE MONTHS 2003 COMPARED WITH FIRST NINE MONTHS 2002

ExxonMobil's net income for the first nine months of 2003 was a record $14,860 million ($2.22 per share), more than double the first nine months of 2002, reflecting improved results in all areas of the business.  Net income for the nine months of 2003 included a $550 million positive impact for the required adoption of FAS 143 relating to accounting for asset retirement obligations and a one-time gain of $1,700 million from the transfer of shares in Ruhrgas AG, a German gas transmission company.  Net income for the first nine months of 2002 included $175 million of after-tax merger expenses, $49 million in earnings from discontinued operations and a special charge of $215 million related to the deferred income tax effect of the 10% supplementary U.K. tax on North Sea operations.

Upstream earnings of $11,233 million increased $4,637 million due to higher liquids and natural gas realizations and the Ruhrgas gain.

Liquids production of 2,488 kbd decreased 8 kbd from 2002.  Higher production in West Africa and Canada, and lower OPEC-driven quota constraints, were offset by natural field decline and the impact of operational problems in the North Sea and West Africa which mainly occurred in the second quarter of 2003.

Natural gas production of 9,839 mcfd decreased 203 mcfd from 2002.  Higher demand in the first half of the year in Europe and contributions from new projects and work programs were more than offset by natural field decline, reduced entitlements and operational outages in the North Sea.

Excluding the effects of operational outages in the North Sea and West Africa and the national strike in Venezuela, total oil and natural gas producible volumes increased 1 percent versus the first nine months of last year.  Actual oil-equivalent production, including these impacts, was down 1 percent.  Plans for long-term capacity increases remain on track as reflected by higher capital spending, which for the year is up over 15 percent.

Earnings from U.S. upstream operations for the first nine months of 2003 were $3,049 million, an increase of $1,282 million.  Earnings outside the U.S. were $8,184 million, $3,355 million higher than last year.

Downstream earnings of $2,780 million increased by $2,301 million from a weak first nine months of 2002 reflecting higher worldwide refining and marketing margins.  Petroleum product sales of 7,865 kbd compared with 7,670 kbd in the first nine months of 2002.

U.S. downstream earnings were $964 million, up $674 million.  Non-U.S. downstream earnings of $1,816 million were $1,627 million higher than last year.

Chemicals earnings of $956 million were up $202 million from the first nine months of 2002 due to improved margins and favorable foreign exchange effects.  Prime product sales of 19,954 kt were down 38 kt.

Corporate and financing expenses of $659 million increased by $326 million mainly due to higher U.S. pension costs.

MERGER OF EXXON CORPORATION AND MOBIL CORPORATION

On November 30, 1999, a wholly-owned subsidiary of Exxon Corporation merged with Mobil Corporation so that Mobil became a wholly-owned subsidiary of Exxon (the "Merger").  At the same time, Exxon changed its name to Exxon Mobil Corporation.

There were no merger related expenses in 2003 reflecting the completion of the merger related activities in 2002.  Merger related costs in the third quarter of 2002 were $129 million ($85 million after tax) and were $253 million ($175 million after tax) for the nine months ended September 30, 2002.  The severance reserve balance at the end of the third quarter of 2003 is expected to be expended mainly in 2003 and 2004.  The following table summarizes the activity in the severance reserve for the nine months ended September 30, 2003:

Opening

Balance at

Balance

Additions

Deductions

Period End

(millions of dollars)

0

37

64

LIQUIDITY AND CAPITAL RESOURCES

Net cash generation before financing activities was $13,993 million in the first nine months of 2003 versus $8,664 million in the same period last year.  Operating activities provided net cash of $21,699 million, an increase of $5,510 million from the prior year, influenced by higher net income.

Investing activities used net cash of $7,706 million, comparable to the prior year, including higher additions to property, plant, and equipment and higher proceeds from asset divestments.

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

Net cash used in financing activities was $10,636 million in the first nine months of 2003 versus $8,682 million in the same period last year reflecting higher levels of debt reductions and purchases of ExxonMobil shares in the current year.

During the third quarter of 2003, the corporation acquired 46 million shares at a gross cost of $1,664 million to offset the dilution associated with benefit plans and to reduce common stock outstanding.  The cost of shares acquired in the third quarter was $470 million higher than in the second quarter of this year. Shares outstanding were reduced from 6,652 million at the end of the second quarter of 2003 to 6,610 million at the end of the third quarter.

During the first nine months of 2003, Exxon Mobil Corporation purchased 114 million shares of its common stock for the treasury at a gross cost of $4,049 million.  Purchases may be made in both the open market and through negotiated transactions.  Purchases may be increased, decreased or discontinued at any time without prior notice.

Total debt of $9.6 billion at September 30, 2003 was $1.1 billion lower than at year-end 2002.  The corporation's debt to total capital ratio was 10.0 percent at the end of the third quarter of 2003, compared to 12.2 percent at year-end 2002.

Although the corporation issues long-term debt from time to time and maintains a revolving commercial paper program, internally generated funds cover the majority of its financial requirements.

All funded U.S. pension plans were fully funded in 2002 under the standards set by the Department of Labor and the Internal Revenue Service.  In addition to the $2.3 billion contributed to worldwide pension funds in the first nine months of 2003, the corporation expects to make contributions totaling about $0.6 billion during the fourth quarter of 2003 from existing cash in order to maintain the funded status of non-U.S. plans.

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

TAXES

Income, excise and all other taxes for the first nine months of 2003 of $55,286 million were up $7,924 million compared to last year.  First nine months of 2003 income tax expense was $8,278 million and the effective tax rate was 38.5 percent, compared to $4,772 million and 42.0 percent, respectively, in the prior year period.  The increase in income tax expense reflects higher pre-tax income.  Excluding the income tax effects of the gain on the Ruhrgas share transfer in the first quarter, the effective rate in the first nine months of 2003 was similar to the prior year.  During both periods, the corporation continued to benefit from the favorable resolution of tax related issues.

CAPITAL AND EXPLORATION EXPENDITURES

In the third quarter, ExxonMobil continued its active investment program, spending $3,838 million on capital and exploration projects, compared with $3,563 million last year, reflecting continued growth in upstream spending.

Capital and exploration expenditures were $11,165 million in the first nine months of 2003 compared to $9,930 million in last year's first nine months consistent with our long-term investment plans.

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

At September 30, 2003, the corporation had leasehold costs for mineral interests of approximately $4.5 billion, net of accumulated depletion, that would be classified on the balance sheet as "leasehold costs for the right to extract oil and gas" if the interpretation the SEC requested the EITF to consider was applied.

The corporation will continue to classify its leasehold costs for mineral interests as tangible oil and gas property, plant and equipment assets until further guidance is provided by the EITF.

FORWARD-LOOKING STATEMENTS

Statements in this discussion regarding expectations, plans and future events or conditions are forward-looking statements.  Actual future results, including; production and capacity growth; financing sources; the resolution of contingencies; the effect of changes in prices, interest rates and other market conditions; and environmental and capital and exploration expenditures could differ materially depending on a number of factors.  These factors include the outcome of commercial negotiations; changes in the supply of and demand for crude oil, natural gas and petroleum and petrochemical products; changes in technical or operating conditions or rates of natural field decline; and other factors discussed above and under the caption "Factors Affecting Future Results" in Item 1 of ExxonMobil's 2002 Form 10-K.

EXXON MOBIL CORPORATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the nine months ended September 30, 2003 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2002.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the corporation's principal executive officer, principal accounting officer and principal financial officer have evaluated the corporation's disclosure controls and procedures as of September 30, 2003.  Based on that evaluation, these officers have concluded that the corporation's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis.  There have not been changes in the corporation's internal control over financial reporting that occurred during the corporation's last fiscal quarter that have materially affected, or are reasonably likely to materially affect the corporation's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In a previously reported matter, on September 5, 2003, Mobil Pipe Line Company entered into a settlement agreement and consent order with the New Mexico Environment Department whereby Mobil Pipe Line Company agreed to pay $109,910 to resolve the matter.  The original complaint had alleged violations of the New Mexico Air Quality Control Act, including failure to install a control device on a storage tank, failure to obtain a permit prior to construction of a storage tank, and failure to test, monitor, report, and keep records for a storage tank at a tank battery station in Buckeye, New Mexico.

In another previously reported matter, the New York State Department of Environmental Conservation ("NYSDEC") and ExxonMobil Oil Corporation entered into a Consent Order on September 12, 2003, providing for a payment of $983,000 to cover penalties, past costs, and future capped NYSDEC administrative costs.  The Consent Order resolved NYSDEC allegations of improper petroleum discharges into waters of the state from two service stations.  ExxonMobil Oil Corporation had previously entered into a stipulation agreement providing for performance of remedial activities.

In a previously reported matter, the Louisiana Department of Environmental Quality and ExxonMobil Chemical Company entered into a settlement agreement to resolve allegations of improper monitoring of fugitive emissions at the Baton Rouge Chemical Plant.  The settlement agreement provides for a penalty amount of $100,000 and for $250,000 to fund two beneficial environmental projects.

The Texas Commission on Environmental Quality ("TCEQ") issued a Notice of Enforcement on June 25, 2003, alleging leak detection and repair violations and failure to submit deviation reports required by a permit.  These allegations relate to Colonial Tank Farm, which is operated by ExxonMobil Oil Corporation's Beaumont Refinery under an agreement with Colonial Pipeline.  Although the TCEQ has not made a specific penalty demand, it is possible that the penalty sought will exceed $100,000.

The Texas Commission on Environmental Quality ("TCEQ") issued a Notice of Enforcement on August 29, 2003, alleging leak detection and repair violations and inadequate notifications of several emission events as required by air quality regulations at ExxonMobil Oil Corporation's Beaumont Refinery.  Although the TCEQ has not made a specific penalty demand, it is possible that the penalty sought will exceed $100,000.

The Illinois Environmental Protection Agency ("IEPA") issued a Violation Notice on August 22, 2003, addressing potential regulatory issues at ExxonMobil Oil Corporation's Joliet Refinery, including requirements for drain system controls, alleged failure to reduce emissions from a coker blowdown tank, and related reporting and recordkeeping requirements.  Most of the issues addressed in the Notice of Violation had been voluntarily disclosed to IEPA previously, and ExxonMobil Oil Corporation has already negotiated a compliance schedule and filed a permit application, where appropriate, to address such issues.  Although the IEPA has not yet made a specific penalty demand, it is possible that the IEPA will seek a penalty in excess of $100,000.

The Illinois Attorney General filed a civil complaint on August 11, 2003, relating to alleged violations of Illinois water pollution laws by Wolverine Pipeline Company (in which ExxonMobil Oil Corporation (EMOC) owns 36.1% and provides certain operating services) for a September 1, 2001, alleged product release at Lockport, Illinois.  The State of Illinois has offered to settle the matter for $150,000 plus remediation of the affected area by Wolverine.  While settlement negotiations continue, Wolverine has proceeded with a voluntary cleanup, and has submitted an investigation report and remediation plan, which were approved by the Illinois EPA.

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

Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal

  Accounting Officer.

32.3

Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal

  Financial Officer.

b)

Reports on Form 8-K

On July 31, 2003, the registrant filed a Current Report on Form 8-K furnishing under Item 9, and also pursuant to Item 12, its News Release, dated July 31, 2003, announcing second quarter results and the information in the related 2Q03 Investor Relations Data Summary.

On August 26, 2003, the registrant filed a Current Report on Form 8-K under Item 5, about a court ruling related to the Exxon Valdez accident.

On October 30, 2003, the registrant filed a Current Report on Form 8-K furnishing under Item 9, and also pursuant to Item 12, its News Release, dated October 30, 2003, announcing third quarter results and the information in the related 3Q03 Investor Relations Data Summary.

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

Date:  November 13, 2003

By:   /s/      DONALD D. HUMPHREYS

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