Form 10-Q
period 2004-03-31
EXXON MOBIL CORP
filed 2004-05-07
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                                                              Outstanding as of March 31, 2004

Common stock, without par value                                                           6,540,045,610

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

TABLE OF CONTENTS

Page

Number

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Statement of Income

3

Three months ended March 31, 2004 and 2003

Condensed Consolidated Balance Sheet

4

As of March 31, 2004 and December 31, 2003

Condensed Consolidated Statement of Cash Flows

5

Three months ended March 31, 2004 and 2003

Notes to Condensed Consolidated Financial Statements

6-16

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

17-21

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

22

Item 4.

Controls and Procedures

22

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

22

Item 2.

Changes in Securities and Use of Proceeds

23

Item 6.

Exhibits and Reports on Form 8-K

23-24

Signature

25

Index to Exhibits

26

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars)

Three Months Ended
March 31,
	2004	2003
REVENUES AND OTHER INCOME
Sales and other operating revenue (1)	$66,060	$60,188
Income from equity affiliates	1,256	2,283
Other income	286	1,309
Total revenues and other income	67,602	63,780

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases	30,545	28,078
Production and manufacturing expenses	5,523	5,340
Selling, general and administrative expenses	3,242	3,102
Depreciation and depletion	2,373	2,182
Exploration expenses, including dry holes	175	147
Interest expense	48	42
Excise taxes (1)	6,416	5,831
Other taxes and duties	10,164	8,807
Income applicable to minority and preferred interests	154	373
Total costs and other deductions	58,640	53,902

INCOME BEFORE INCOME TAXES	8,962	9,878
Income taxes	3,522	3,388
INCOME BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	5,440	6,490
Cumulative effect of accounting change,
net of income tax	0	550
NET INCOME	$5,440	$7,040

NET INCOME PER COMMON SHARE (dollars)
Income before cumulative effect of accounting change	$0.83	$0.97
Cumulative effect of accounting change,
net of income tax	0.00	0.08
Net income	$0.83	$1.05

NET INCOME PER COMMON SHARE - ASSUMING DILUTION (dollars)
Income before cumulative effect of accounting change	$0.83	$0.97
Cumulative effect of accounting change,
net of income tax	0.00	0.08
Net income	$0.83	$1.05

DIVIDENDS PER COMMON SHARE (dollars)	$0.25	$0.23

(1) Excise taxes included in sales and other
operating revenue	$6,416	$5,831

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)

March 31,	Dec 31,
2004	2003
ASSETS
Current assets
Cash and cash equivalents	$15,894	$10,626
Notes and accounts receivable - net	24,189	24,309
Inventories
Crude oil, products and merchandise	8,892	7,665
Materials and supplies	1,294	1,292
Prepaid taxes and expenses	2,206	2,068
Total current assets	52,475	45,960
Property, plant and equipment - net	104,784	104,965
Investments and other assets	22,943	23,353

TOTAL ASSETS	$180,202	$174,278

LIABILITIES
Current liabilities
Notes and loans payable	$4,834	$4,789
Accounts payable and accrued liabilities	30,356	28,445
Income taxes payable	6,765	5,152
Total current liabilities	41,955	38,386
Long-term debt	5,135	4,756
Deferred income tax liability	19,981	20,118
Other long-term liabilities	21,450	21,103

TOTAL LIABILITIES	88,521	84,363

SHAREHOLDERS' EQUITY
Benefit plan related balances	(594)	(634)
Common stock, without par value:
Authorized: 9,000 million shares
Issued: 8,019 million shares	4,339	4,468
Earnings reinvested	119,754	115,956
Accumulated other nonowner changes in equity
Cumulative foreign exchange translation adjustment	1,169	1,421
Minimum pension liability adjustment	(2,446)	(2,446)
Unrealized gains on stock investments	381	511
Common stock held in treasury:
1,479 million shares at March 31, 2004	(30,922)
1,451 million shares at December 31, 2003		(29,361)

TOTAL SHAREHOLDERS' EQUITY	91,681	89,915

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$180,202	$174,278

The number of shares of common stock issued and outstanding at March 31, 2004 and

December 31, 2003 were 6,540,045,610 and 6,568,137,609, respectively.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)

Three Months Ended
March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,440	$7,040
Cumulative effect of accounting change, net of tax	0	(550)
Depreciation and depletion	2,373	2,182
Changes in operational working capital, excluding cash and debt	2,373	1,928
Ruhrgas transaction	0	(2,240)
All other items - net	(48)	286

Net cash provided by operating activities	10,138	8,646

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,810)	(2,938)
Sales of subsidiaries, investments, and property, plant and equipment	454	1,333
Other investing activities - net	775	870

Net cash used in investing activities	(1,581)	(735)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	367	0
Reductions in long-term debt	(7)	(212)
Additions/(reductions) in short-term debt - net	(40)	25
Cash dividends to ExxonMobil shareholders	(1,642)	(1,541)
Cash dividends to minority interests	(72)	(61)
Changes in minority interests and sales/(purchases)
of affiliate stock	(31)	(45)
Net ExxonMobil shares acquired	(1,745)	(1,110)

Net cash used in financing activities	(3,170)	(2,944)

Effects of exchange rate changes on cash	(119)	132

Increase/(decrease) in cash and cash equivalents	5,268	5,099
Cash and cash equivalents at beginning of period	10,626	7,229
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,894	$12,328

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$1,502	$1,168
Cash interest paid	$73	$92

EXXON MOBIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis Of Financial Statement Preparation

These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the corporation's 2003 Annual Report on Form 10-K.  In the opinion of the corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein.  All such adjustments are of a normal recurring nature.  The corporation's exploration and production activities are accounted for under the "successful efforts" method.

2.

Accounting Change

As of January 1, 2003, the corporation adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 143 (FAS 143), “Accounting for Asset Retirement Obligations.”  The cumulative adjustment for the change in accounting principle reported in the first quarter of 2003 was after-tax income of $550 million (net of $442 million of income tax effects, including ExxonMobil’s share of related equity company income taxes of $51 million), or $0.08 per common share.

3.

Accounting for Variable Interest Entities

In December 2003, the Financial Accounting Standards Board issued a revised Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” replacing the original interpretation issued in January 2003.

The corporation identified three operating entities in which the corporation has variable interests primarily through lease commitments and certain guarantees extended by the corporation.  While implementation was not required until March 31, 2004, the corporation chose to adopt FIN 46 in the fourth quarter 2003 by consolidating these entities, which were previously accounted for under the equity method.  There was no effect on net income, because the corporation was already recording its share of net income of these entities.  The impact to the balance sheet was to increase both assets and liabilities by about $500 million.  However, there was no change to the calculation of return on average capital employed, because the corporation already includes its share of equity company debt in the determination of average capital employed.

4.

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

In that trial, on September 24, 1996, the United States District Court for the District of Alaska entered a judgment in the amount of $5 billion in punitive damages to a class composed of all persons and entities who asserted claims for punitive damages from the corporation as a result of the Exxon Valdez grounding.  ExxonMobil appealed the judgment.  On November 7, 2001, the United States Court of Appeals for the Ninth Circuit vacated the punitive damage award as being excessive under the Constitution and remanded the case to the District Court for it to determine the amount of the punitive damage award consistent with the Ninth Circuit’s holding.  The Ninth Circuit upheld the compensatory damage award which has been paid. On December 6, 2002, the District Court reduced the punitive damage award from $5 billion to $4 billion. Both the plaintiffs and ExxonMobil appealed that decision to the Ninth Circuit. The Ninth Circuit panel vacated the District Court’s $4 billion punitive damage award without argument and sent the case back for the District Court to reconsider in light of the recent U.S. Supreme Court decision in Campbell v. State Farm. On January 28, 2004, the District Court reinstated the punitive damage award at $4.5 billion plus interest. ExxonMobil and the plaintiffs have appealed the decision to the Ninth Circuit.  The corporation has posted a $5.4 billion letter of credit.

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

On December 19, 2000, a jury in the 15th Judicial Circuit Court of Montgomery County, Alabama, returned a verdict against the corporation in a dispute over royalties in the amount of $88 million in compensatory damages and $3.4 billion in punitive damages in the case of Exxon Corporation v. State of Alabama, et al. The verdict was upheld by the trial court on May 4, 2001. On December 20, 2002, the Alabama Supreme Court vacated the $3.5 billion jury verdict. The case was retried and on November 14, 2003, a state district court jury in Montgomery, Alabama returned a verdict against Exxon Mobil Corporation. The verdict included $63.5 million in compensatory damages and $11.8 billion in punitive damages. On March 29, 2004, the district court judge reduced the amount of punitive damages to $3.5 billion.  ExxonMobil believes the judgment is not justified by the evidence and that the amount of the award is grossly excessive and unconstitutional. ExxonMobil has appealed the decision.  Management believes that the likelihood of the judgment being upheld is remote.  While it is reasonably possible that a liability may have been incurred by ExxonMobil from this dispute over royalties, it is not possible to predict the ultimate outcome or to reasonably estimate any such potential liability. On May 4, 2004, the corporation posted a $4.5 billion supersedeas bond as required by Alabama law to stay execution of the judgment pending appeal.  The corporation has pledged to the issuer of the bond collateral consisting of cash and short-term, high quality securities with an aggregate value of approximately $4.6 billion.  Under the terms of the pledge agreement, the corporation is entitled to receive the income generated from the cash and securities and to make investment decisions, but is restricted from using the pledged cash and securities for any other purpose until such time as the bond is cancelled.

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

In Allapattah v. Exxon, a jury in the United States District Court for the Southern District of Florida determined in January 2001 that a class of all Exxon dealers between March 1983 and August 1994 had been overcharged between 1.03 and 1.4 cents per gallon for gasoline.  Exxon sold a total of 39.8 billion gallons of gasoline to its dealers during this period.  The estimated value of the potential claims associated with the 39.8 billion gallons of gasoline is $494 million.  Including related interest, the total is approximately $1.3 billion.  On June 11, 2003, the Eleventh Circuit Court of Appeals affirmed the judgment and on March 15, 2004, denied a petition for Rehearing En Banc.  ExxonMobil will appeal to the U.S. Supreme Court.  Pending the appeals process, members of the class may file claims during the period from February 29, 2003 through August 29, 2004.  It is not known which or how many dealers may make claims or the extent to which ExxonMobil will have set-offs or defenses to the claims that are filed.  As of March 31, 2004 claims on 15.1 billion gallons have been filed for $186 million.  Including related interest and not adjusting for potential set-offs or defenses, the total would be approximately $480 million.  While it is reasonably possible that a liability may have been incurred by ExxonMobil in this dispute over gasoline pricing, it is not possible to predict the ultimate outcome.

Tax issues for 1980-93 remain pending before the U.S. Tax Court.  The ultimate resolution of these issues is not expected to have a materially adverse effect upon the corporation’s operations or financial condition.

Other Contingencies

As of March 31, 2004
Equity Company Obligations	Other Third Party Obligations	Total
(millions of dollars)
Guarantees of excise taxes and custom duties
under reciprocal arrangements	$0	$972	$972
Other guarantees	2,487	414	2,901
Total	$2,487	$1,386	$3,873

The corporation and certain of its consolidated subsidiaries were contingently liable at March 31, 2004 for $3,873 million, primarily relating to guarantees for notes, loans and performance under contracts. This included $972 million representing guarantees of non-U.S. excise taxes and customs duties of other companies, entered into as a normal business practice, under reciprocal arrangements. Also included in this amount were guarantees by consolidated affiliates of $2,487 million, representing ExxonMobil’s share of obligations of certain equity companies.

Additionally, the corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the corporation’s operations or financial condition. The corporation's outstanding unconditional purchase obligations at March 31, 2004 were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

5.

Nonowner Changes in Shareholders' Equity

Three Months Ended
March 31,
2004	2003
(millions of dollars)
Net income	$5,440	$7,040
Changes in other nonowner changes in equity
Foreign exchange translation adjustment	(252)	472
Minimum pension liability adjustment	0	0
Unrealized gains/(losses) on stock investments	(130)	54
Total nonowner changes in shareholders' equity	$5,058	$7,566

6.

Earnings Per Share

Three Months Ended
March 31,
	2004	2003
NET INCOME PER COMMON SHARE
Income before cumulative effect of
accounting change (millions of dollars)	$5,440	$6,490

Weighted average number of common shares
outstanding (millions of shares)	6,544	6,683

Net income per common share (dollars)
Income before cumulative effect of accounting change	$0.83	$0.97
Cumulative effect of accounting change,
net of income tax	0.00	0.08
Net income	$0.83	$1.05

NET INCOME PER COMMON SHARE
- ASSUMING DILUTION
Income before cumulative effect of
accounting change (millions of dollars)	$5,440	$6,490

Weighted average number of common shares
outstanding (millions of shares)	6,544	6,683
Effect of employee stock-based awards	38	31
Weighted average number of common shares
outstanding - assuming dilution	6,582	6,714

Net income per common share
- assuming dilution (dollars)
Income before cumulative effect of accounting change	$0.83	$0.97
Cumulative effect of accounting change,
net of income tax	0.00	0.08
Net income	$0.83	$1.05

7.

Investment in oil, gas and mineral leases

ExxonMobil's net investment in oil, gas and mineral leases reported in property, plant and equipment as of March 31, 2004 was $4.5 billion, and as of December 31, 2003 was $4.5 billion.

8.

Annuity Benefits and Other Postretirement Benefits

Three Months Ended
March 31,
2004	2003
(millions of dollars)

Annuity benefits - U.S.
Components of net benefit cost
Service cost	$76	$69
Interest cost	151	154
Expected return on plan assets	(152)	(107)
Amortization of actuarial loss/(gain)
and prior service cost	71	75
Net pension enhancement and
curtailment/settlement expense	44	48
Net benefit cost	$190	$239

Annuity benefits - Non-U.S.
Components of net benefit cost
Service cost	$86	$83
Interest cost	199	195
Expected return on plan assets	(169)	(139)
Amortization of actuarial loss/(gain)
and prior service cost	93	97
Net pension enhancement and
curtailment/settlement expense	4	2
Net benefit cost	$213	$238

Other Postretirement Benefits
Components of net benefit cost
Service cost	$9	$9
Interest cost	57	45
Expected return on plan assets	(7)	(7)
Amortization of actuarial loss/(gain)
and prior service cost	24	23
Net pension enhancement and
curtailment/settlement expense	0	0
Net benefit cost	$83	$70

As of year-end 2003, the company expected to make contributions of up to $300 million to U.S. plans, depending on the outcome of legislative proposals before Congress.  On April 10, 2004, the President of the United States signed into law H.R. 3108 which establishes a two-year replacement of the benchmark interest rate used to determine the funding of liabilities of private sector pension plans.  As a result of that legislation, the Company does not expect to make a contribution to its U.S. pension plans in 2004.  The expected contribution of about $450 million to non-U.S. plans is unchanged.

9.

Disclosures about Segments and Related Information

Three Months Ended
March 31,
2004	2003
(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	$1,154	$1,259
Non-U.S.	2,859	4,434
Downstream
United States	392	174
Non-U.S.	612	549
Chemical
United States	118	16
Non-U.S.	446	271
All other	(141)	337
Corporate total	$5,440	$7,040

Included in All Other above
Cumulative effect of accounting change	$0	$550

SALES AND OTHER OPERATING REVENUE (1)
Upstream
United States	$1,486	$1,768
Non-U.S.	4,695	4,073
Downstream
United States	15,832	14,198
Non-U.S.	38,185	34,976
Chemical
United States	2,237	2,029
Non-U.S.	3,616	3,135
All other	9	9
Corporate total	$66,060	$60,188

(1) Includes excise taxes

INTERSEGMENT REVENUE
Upstream
United States	$1,500	$1,600
Non-U.S.	4,482	4,265
Downstream
United States	1,598	1,660
Non-U.S.	6,578	5,464
Chemical
United States	1,016	734
Non-U.S.	964	838
All other	88	77

10.

Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the 6.0% notes due 2005 ($106 million of long-term debt at March 31, 2004) and the 6.125% notes due 2008 ($160 million) of Exxon Capital Corporation and the deferred interest debentures due 2012 ($1,153 million) and the debt securities due 2005-2011 ($85 million long-term and $10 million short-term) of SeaRiver Maritime Financial Holdings, Inc.  Exxon Capital Corporation and SeaRiver Maritime Financial Holdings, Inc. are 100 percent owned subsidiaries of Exxon Mobil Corporation.

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

Exxon		SeaRiver
Mobil		Maritime		Consolidating
Corporation	Exxon	Financial		and
Parent	Capital	Holdings,	All Other	Eliminating
Guarantor	Corporation	Inc.	Subsidiaries	Adjustments	Consolidated
(millions of dollars)

Condensed consolidated statement of income for three months ended March 31, 2004
Revenues and other income
Sales and other operating revenue, including excise taxes	$3,023	$-	$-	$63,037	$-	$66,060
Income from equity affiliates	5,057	-	7	1,258	(5,066)	1,256
Other income	63	-	-	223	-	286
Intercompany revenue	4,995	7	4	42,539	(47,545)	-
Total revenues and other income	13,138	7	11	107,057	(52,611)	67,602
Costs and other deductions
Crude oil and product purchases	4,861	-	-	70,633	(44,949)	30,545
Production and manufacturing expenses	1,591	-	-	5,102	(1,170)	5,523
Selling, general and administrative expenses	472	-	-	2,822	(52)	3,242
Depreciation and depletion	353	1	-	2,019	-	2,373
Exploration expenses, including dry holes	46	-	-	129	-	175
Interest expense	161	5	34	1,226	(1,378)	48
Excise taxes	-	-	-	6,416	-	6,416
Other taxes and duties	3	-	-	10,161	-	10,164
Income applicable to minority and preferred interests	-	-	-	154	-	154
Total costs and other deductions	7,487	6	34	98,662	(47,549)	58,640
Income before income taxes	5,651	1	(23)	8,395	(5,062)	8,962
Income taxes	211	-	(10)	3,321	-	3,522
Income before accounting change	5,440	1	(13)	5,074	(5,062)	5,440
Accounting change	-	-	-	-	-	-
Net income	$5,440	$1	$(13)	$5,074	$(5,062)	$5,440

Exxon		SeaRiver
Mobil		Maritime		Consolidating
Corporation	Exxon	Financial		and
Parent	Capital	Holdings,	All Other	Eliminating
Guarantor	Corporation	Inc.	Subsidiaries	Adjustments	Consolidated
(millions of dollars)

Condensed consolidated statement of income for three months ended March 31, 2003
Revenues and other income
Sales and other operating revenue, including excise taxes	$3,061	$-	$-	$57,127	$-	$60,188
Income from equity affiliates	6,660	-	2	2,279	(6,658)	2,283
Other income	112	-	-	1,197	-	1,309
Intercompany revenue	4,639	9	5	37,361	(42,014)	-
Total revenues and other income	14,472	9	7	97,964	(48,672)	63,780
Costs and other deductions
Crude oil and product purchases	4,688	-	-	63,287	(39,897)	28,078
Production and manufacturing expenses	1,674	1	-	4,630	(965)	5,340
Selling, general and administrative expenses	426	-	-	2,676	-	3,102
Depreciation and depletion	385	1	1	1,795	-	2,182
Exploration expenses, including dry holes	30	-	-	117	-	147
Interest expense	161	5	30	1,000	(1,154)	42
Excise taxes	-	-	-	5,831	-	5,831
Other taxes and duties	1	-	-	8,806	-	8,807
Income applicable to minority and preferred interests	-	-	-	373	-	373
Total costs and other deductions	7,365	7	31	88,515	(42,016)	53,902
Income before income taxes	7,107	2	(24)	9,449	(6,656)	9,878
Income taxes	617	1	(9)	2,779	-	3,388
Income before accounting change	6,490	1	(15)	6,670	(6,656)	6,490
Accounting change	550	-	-	481	(481)	550
Net income	$7,040	$1	$(15)	$7,151	$(7,137)	$7,040

Exxon		SeaRiver
Mobil		Maritime		Consolidating
Corporation	Exxon	Financial		and
Parent	Capital	Holdings,	All Other	Eliminating
Guarantor	Corporation	Inc.	Subsidiaries	Adjustments	Consolidated
(millions of dollars)

Condensed consolidated balance sheet as of March 31, 2004
Cash and cash equivalents	$6,000	$-	$-	$9,894	$-	$15,894
Notes and accounts receivable - net	6,102	-	-	18,087	-	24,189
Inventories	1,177	-	-	9,009	-	10,186
Prepaid taxes and expenses	86	-	9	2,111	-	2,206
Total current assets	13,365	-	9	39,101	-	52,475
Property, plant and equipment - net	16,304	98	-	88,382	-	104,784
Investments and other assets	132,853	-	513	368,440	(478,863)	22,943
Intercompany receivables	7,543	1,194	1,543	391,962	(402,242)	-
Total assets	$170,065	$1,292	$2,065	$887,885	$(881,105)	$180,202

Notes and loan payables	$1,116	$-	$10	$3,708	$-	$4,834
Accounts payable and accrued liabilities	3,399	7	-	26,950	-	30,356
Income taxes payable	1,410	1	-	5,354	-	6,765
Total current liabilities	5,925	8	10	36,012	-	41,955
Long-term debt	261	266	1,238	3,370	-	5,135
Deferred income tax liabilities	3,479	29	295	16,178	-	19,981
Other long-term liabilities	4,141	4	-	17,305	-	21,450
Intercompany payables	64,578	195	382	337,087	(402,242)	-
Total liabilities	78,384	502	1,925	409,952	(402,242)	88,521

Earnings reinvested	119,754	5	(254)	76,882	(76,633)	119,754
Other shareholders' equity	(28,073)	785	394	401,051	(402,230)	(28,073)
Total shareholders' equity	91,681	790	140	477,933	(478,863)	91,681
Total liabilities and shareholders' equity	$170,065	$1,292	$2,065	$887,885	$(881,105)	$180,202

Condensed consolidated balance sheet as of December 31, 2003
Cash and cash equivalents	$5,647	$-	$-	$4,979	$-	$10,626
Notes and accounts receivable - net	5,781	-	-	18,528	-	24,309
Inventories	1,027	-	-	7,930	-	8,957
Prepaid taxes and expenses	91	-	-	1,977	-	2,068
Total current assets	12,546	-	-	33,414	-	45,960
Property, plant and equipment - net	16,733	98	1	88,133	-	104,965
Investments and other assets	128,282	-	506	363,103	(468,538)	23,353
Intercompany receivables	9,463	1,114	1,540	381,683	(393,800)	-
Total assets	$167,024	$1,212	$2,047	$866,333	$(862,338)	$174,278

Notes and loan payables	$1,104	$-	$10	$3,675	$-	$4,789
Accounts payable and accrued liabilities	3,538	6	-	24,901	-	28,445
Income taxes payable	1,457	-	-	3,695	-	5,152
Total current liabilities	6,099	6	10	32,271	-	38,386
Long-term debt	261	266	1,206	3,023	-	4,756
Deferred income tax liabilities	3,643	29	296	16,150	-	20,118
Other long-term liabilities	3,991	16	-	17,096	-	21,103
Intercompany payables	63,115	106	382	330,197	(393,800)	-
Total liabilities	77,109	423	1,894	398,737	(393,800)	84,363

Earnings reinvested	115,956	4	(241)	72,012	(71,775)	115,956
Other shareholders' equity	(26,041)	785	394	395,584	(396,763)	(26,041)
Total shareholders' equity	89,915	789	153	467,596	(468,538)	89,915
Total liabilities and shareholders' equity	$167,024	$1,212	$2,047	$866,333	$(862,338)	$174,278

Exxon		SeaRiver
Mobil		Maritime		Consolidating
Corporation	Exxon	Financial		and
Parent	Capital	Holdings,	All Other	Eliminating
Guarantor	Corporation	Inc.	Subsidiaries	Adjustments	Consolidated
(millions of dollars)

Condensed consolidated statement of cash flows for three months ended March 31, 2004
Cash provided by/(used in) operating activities	$655	$(9)	$3	$9,693	$(204)	$10,138
Cash flows from financing activities
Additions to property, plant and equipment	(302)	-	-	(2,508)	-	(2,810)
Sales of long-term assets	172	-	-	282	-	454
Net intercompany investing	3,215	(80)	(3)	(3,251)	119	-
All other investing, net	-	-	-	775	-	775
Net cash provided by/(used in) investing activities	3,085	(80)	(3)	(4,702)	119	(1,581)
Cash flows from financing activities
Additions to long-term debt	-	-	-	367	-	367
Reductions in long-term debt	-	-	-	(7)	-	(7)
Additions/(reductions) in short-term debt - net	-	-	-	(40)	-	(40)
Cash dividends	(1,642)	-	-	(204)	204	(1,642)
Net ExxonMobil shares sold/(acquired)	(1,745)	-	-	-	-	(1,745)
Net intercompany financing activity	-	89	-	30	(119)	-
All other financing, net	-	-	-	(103)	-	(103)
Net cash provided by/(used in) financing activities	(3,387)	89	-	43	85	(3,170)
Effects of exchange rate changes on cash	-	-	-	(119)	-	(119)
Increase/(decrease) in cash and cash equivalents	$353	$-	$-	$4,915	$-	$5,268

Condensed consolidated statement of cash flows for three months ended March 31, 2003
Cash provided by/(used in) operating activities	$1,163	$4	$3	$8,218	$(742)	$8,646
Cash flows from financing activities
Additions to property, plant and equipment	(434)	-	-	(2,504)	-	(2,938)
Sales of long-term assets	13	-	-	1,320	-	1,333
Net intercompany investing	3,767	28	(3)	(3,737)	(55)	-
All other investing, net	-	-	-	870	-	870
Net cash provided by/(used in) investing activities	3,346	28	(3)	(4,051)	(55)	(735)
Cash flows from financing activities
Additions to long-term debt	-	-	-	-	-	-
Reductions in long-term debt	-	-	-	(212)	-	(212)
Additions/(reductions) in short-term debt - net	-	13	-	12	-	25
Cash dividends	(1,541)	(93)	-	(649)	742	(1,541)
Net ExxonMobil shares sold/(acquired)	(1,110)	-	-	-	-	(1,110)
Net intercompany financing activity	-	69	-	(103)	34	-
All other financing, net	-	(21)	-	(106)	21	(106)
Net cash provided by/(used in) financing activities	(2,651)	(32)	-	(1,058)	797	(2,944)
Effects of exchange rate changes on cash	-	-	-	132	-	132
Increase/(decrease) in cash and cash equivalents	$1,858	$-	$-	$3,241	$-	$5,099

EXXON MOBIL CORPORATION

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

First Three Months
2004	2003
(millions of dollars)
Net Income (U.S. GAAP)
Upstream
United States	$1,154	$1,259
Non-U.S.	2,859	4,434
Downstream
United States	392	174
Non-U.S.	612	549
Chemical
United States	118	16
Non-U.S.	446	271
Corporate and financing	(141)	(213)
Income before accounting change	5,440	6,490
Accounting change	0	550
Net Income (U.S. GAAP)	$5,440	$7,040

Net income per common share	$0.83	$1.05
Net income per common share - assuming dilution	$0.83	$1.05

Other special items included in net income
Non-U.S. Upstream
Gain on transfer of Ruhrgas shares	$0	$1,700

REVIEW OF FIRST QUARTER 2004 RESULTS

Exxon Mobil Corporation estimated net income of $5,440 million ($0.83 per share) in the first quarter, a decrease of $1,600 million from the first quarter of 2003.  First quarter 2003 earnings included a $550 million positive impact from the required adoption of the new accounting standard for asset retirement obligations and a one-time gain of $1,700 million from the transfer of shares in Ruhrgas AG.  Revenues and other income for the first quarter of 2004 totaled $67,602 million compared with $63,780 million in 2003.

First Three Months
2004	2003
(millions of dollars)
Upstream
United States	$1,154	$1,259
Non-U.S.	2,859	4,434
Total	$4,013	$5,693

Upstream earnings were $4,013 million compared to $5,693 million in the first quarter 2003 which included a $1,700 million gain from the transfer of shares of Ruhrgas AG.  First quarter 2004 results reflected higher production and continued strength in crude and natural gas prices.

Liquids production of 2,635 kbd (thousands of barrels per day) increased by 5 percent from 2,504 kbd in the first quarter of 2003 and was at its highest level since the fourth quarter of 1988.  Higher production from new fields in West Africa and Norway and the absence of the impact of last year's national strike in Venezuela, was partly offset by natural field decline in mature areas.

First quarter natural gas production decreased to 11,467 mcfd (millions of cubic feet per day), compared with 12,046 mcfd last year reflecting lower weather-related demand in Europe and natural field decline in mature areas partly offset by the start-up of an additional LNG train in Qatar.

On an oil-equivalent basis, production was at its highest level since the first quarter of 2001 and increased 1 percent from the first quarter of last year.  Plans for long-term capacity increases remain on track as reflected by continued high levels of capital spending.

Earnings from U.S. upstream operations were $1,154 million, down $105 million reflecting lower production from mature areas.  Excluding the one-time $1,700 million Ruhrgas gain in 2003, non-U.S. upstream earnings of $2,859 million in 2004 were $125 million higher than last year's first quarter.  Non-U.S. earnings increased due to liquids production growth from new projects.

First Three Months
2004	2003
(millions of dollars)
Downstream
United States	$392	$174
Non-U.S.	612	549
Total	$1,004	$723

Downstream earnings of $1,004 million were the highest first quarter since 1991 and increased $281 million from the first quarter of 2003, reflecting improved worldwide refining margins partly offset by weaker marketing conditions.  Petroleum product sales were 8,082 kbd, 223 kbd higher than last year's first quarter.

U.S. downstream earnings were $392 million, up $218 million mainly due to higher refining margins.  Non-U.S. downstream earnings of $612 million were $63 million higher than last year's first quarter.

First Three Months
2004	2003
(millions of dollars)
Chemical
United States	$118	$16
Non-U.S.	446	271
Total	$564	$287

Chemical earnings of $564 million were up $277 million from the same quarter a year ago due to stronger worldwide margins and favorable foreign exchange effects.  Prime product sales of 6,792 kt (thousands of metric tons) were down 88 kt from last year's record first quarter.

First Three Months
2004	2003
(millions of dollars)
All other segments
United States	$(141)	$(213)
Non-U.S.	0	550
Total	$(141)	$337

Corporate and financing expenses of $141 million were lower by $72 million mainly due to reduced U.S. pension costs.  First quarter 2003 earnings included a $550 million positive impact from the required adoption of the new accounting standard for asset retirement obligations.

LIQUIDITY AND CAPITAL RESOURCES

Three Months Ended March 31,
2004	2003
(millions of dollars)
Net cash provided by/(used in)
Operating activities	$10,138	$8,646
Investing activities	(1,581)	(735)
Financing activities	(3,170)	(2,944)
Effect of exchange rate changes	(119)	132
Increase/(decrease) in cash and cash equivalents	$5,268	$5,099

Cash and cash equivalents at the end of the period	$15,894	$12,328

Cash provided by operating activities totaled $10,138 million for the first three months of 2004 versus $8,646 million in the same period last year which included non-cash income for the site restoration accounting change and the Ruhrgas transaction.  Major sources of funds were net income of $5,440 million and non-cash provisions of $2,373 million for depreciation and depletion.  For additional details, see the Condensed Consolidated Statement of Cash Flows on page 5.

In first quarter of 2003, ExxonMobil completed a divestment of interests in shares of Ruhrgas AG, a German gas transmission company. These shares were held in part by BEB Erdgas und Erdoel GmbH (BEB), an investment accounted for by the equity method, and in part by a consolidated affiliate in Germany. In 2002, cash in the amount of $1,466 million was received from BEB and included in cash flows from operating activities. This cash from BEB was a loan and was part of a restructuring that enabled BEB to transfer its holdings in Ruhrgas AG provided regulatory approval was received. No income was recorded in 2002.  In the first quarter of 2003, upon receipt of regulatory approvals, the Ruhrgas AG shares held by BEB were transferred, cash was received for the shares held by the consolidated affiliate and a one-time gain of $1,700 million after tax was recognized in net income. The $2,240 million reduction in 2003 cash flow from operating activities reflects the pre-tax gains from the transaction. The cash generated from these gains for the BEB portion of the transaction was reported in 2002. For the shares held by the consolidated affiliate, the cash received was reported in cash flows from investing activities in 2003.

Investing activities used net cash of $1,581 million compared to $735 million in the prior year.  Spending for additions to property, plant and equipment was $2,810 million.  Proceeds from asset divestments were lower reflecting the absence of the proceeds from the Ruhrgas transaction.

Net cash used in financing activities was $3,170 million in the first three months of 2004 versus $2,944 million in the same period last year reflecting increased purchases of ExxonMobil shares in the current year.

During the first quarter of 2004, The corporation purchased 47 million shares of its common stock for the treasury at a gross cost of $1,953 million.  These purchases were to offset shares issued in conjunction with company benefit plans and programs and to reduce the number of shares outstanding.  Shares outstanding were reduced from 6,568 million at the end of the fourth quarter of 2003 to 6,540 million at the end of the first quarter.  Purchases may be made in both the open market and through negotiated transactions.  Purchases may be increased, decreased or discontinued at any time without prior notice.

Total debt of $10.0 billion at March 31, 2004 was $0.4 billion higher than at year-end 2003.  The corporation's debt to total capital ratio was 9.5 percent at the end of the first quarter of 2004, compared to 9.3 percent at year-end 2003.

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

TAXES

First Three Months
2004	2003
(millions of dollars)
Taxes
Income taxes	$3,522	$3,388
Excise taxes	6,416	5,831
All other taxes and duties	10,853	9,465
Total	$20,791	$18,684

Effective income tax rate	41.8%	36.4%

Income, excise and all other taxes for the first three months of 2004 of $20,791 million were up $2,107 million compared to last year.  First three months of 2004 income tax expense was $3,522 million and the effective income tax rate was 41.8 percent, compared to $3,388 million and 36.4 percent, respectively, in the prior year period.  The effective income tax rate in the first three months of 2004 was similar to the prior year, excluding the income tax effects of the gain on the Ruhrgas share transfer.  During both periods, the corporation continued to benefit from the favorable resolution of tax related issues.  Excise and all other taxes and duties were higher reflecting higher prices and foreign exchange effects.

CAPITAL AND EXPLORATION EXPENDITURES

First Three Months
2004	2003
(millions of dollars)
Capital and exploration expenditures
Upstream (including exploration expenses)	$2,704	$2,784
Downstream	510	581
Chemical	132	121
Other	55	10
Total	$3,401	$3,496

In the first quarter, ExxonMobil continued its active investment program, spending $3,401 million on capital and exploration projects, compared with $3,496 million last year, reflecting continued strong levels of upstream spending.

In 2003, the corporation invested over $15 billion in capital projects and exploration activities and expects to stay at that level for the next couple of years.  ExxonMobil is pursuing all attractive opportunities with the same disciplined investment approach that has delivered results in the past.

FORWARD-LOOKING STATEMENTS

Statements in this discussion relating to future plans, projections, events, or conditions are forward-looking statements.  Actual results, including production growth and capital spending, could differ materially due to changes in long-term oil or gas prices or other changes in market conditions affecting the oil and gas industry; political events or disturbances; reservoir performance; changes in OPEC quotas; timely completion of development projects; changes in technical or operating conditions; and other factors including those discussed herein and under the heading "Factors Affecting Future Results" in Item 1 of ExxonMobil's 2003 Form 10-K.

EXXON MOBIL CORPORATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2004, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2003.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the corporation's principal executive officer, principal accounting officer and principal financial officer have evaluated the corporation's disclosure controls and procedures as of March 31, 2004.  Based on that evaluation, these officers have concluded that the corporation's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis.  There have not been changes in the corporation's internal control over financial reporting that occurred during the corporation's last fiscal quarter that have materially affected, or are reasonably likely to materially affect the corporation's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The New York State Department of Environmental Conservation ("NYSDEC") issued a Notice of Hearing and Complaint on March 24, 2004 alleging that ExxonMobil Oil Corporation in whole or in part is responsible for a discharge of 17 million gallons of petroleum prior to 1978 in connection with past operations at its Brooklyn terminal.  The NYSDEC also alleges that the Brooklyn terminal had numerous spills after 1978, in violation of New York navigational law. The NYSDEC is seeking natural resource damages.   The complaint does not specify a penalty amount, but it is possible that the penalty sought will exceed $100,000.

The corporation received a communication from the NYSDEC on December 19, 2003, threatening an enforcement action for failure to report spills, willful failure to advise the NYSDEC of the presence of free product on an adjacent site, and other alleged Navigation Law violations at a Mobil-branded service station in Springfield Gardens, New York.  The NYSDEC made an initial penalty demand of $400,000 to settle this matter prior to the filing of an enforcement action.

Refer to the relevant portions of note 4 on pages 6 through 8 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

ISSUER PURCHASE OF EQUITY SECURITIES FOR QUARTER ENDED MARCH 31, 2004

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

January, 2004	13,505,355	40.90	13,505,355

February, 2004	13,976,776	41.62	13,976,776

March, 2004	19,609,326	41.78	19,609,326

Total	47,091,457	41.48	47,091,457	(See Note 1)

Note 1 -- On August 1, 2000, the corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding.  The announcement did not specify an amount or expiration date.  The corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases.  Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

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

On March 17, 2004, the registrant filed a Current Report on Form 8-K furnishing under Item 9, and also pursuant to Item 12, its 2003 Financial and Operating Review.

On March 17, 2004, the registrant filed a Current Report on Form 8-K furnishing under Item 12 a transcript of remarks made and questions answered by senior executives of the registrant at an analysts' meeting held on March 10, 2004.

On March 30, 2004, the registrant filed a Current Report on Form 8-K under Item 5, about a court ruling related to the Mobile Bay royalties dispute in Alabama.

On April 29, 2004, the registrant filed a Current Report on Form 8-K furnishing under Item 9, and also pursuant to Item 12, its News Release, dated April 29, 2004, announcing first quarter results and the information in the related 1Q04 Investor Relations Data Summary.

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

Date: May 7, 2004

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