Form 10-Q
period 2004-06-30
EXXON MOBIL CORP
filed 2004-08-06
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                                                                   Outstanding as of June 30, 2004

Common stock, without par value                                                           6,505,507,118

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

TABLE OF CONTENTS

Page

Number

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Statement of Income

3

Three and six months ended June 30, 2004 and 2003

Condensed Consolidated Balance Sheet

4

As of June 30, 2004 and December 31, 2003

Condensed Consolidated Statement of Cash Flows

5

Six months ended June 30, 2004 and 2003

Notes to Condensed Consolidated Financial Statements

6-17

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

18-23

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

24

Item 4.

Controls and Procedures

24

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

24-26

Item 2.

Changes in Securities and Use of Proceeds

26

Item 4.

Submission of Matters to a Vote of Security Holders

27-28

Item 6.

Exhibits and Reports on Form 8-K

29

Signature

30

Index to Exhibits

31

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars)

Three Months Ended	Six Months Ended
June 30,	June 30,
	2004	2003	2004	2003
REVENUES AND OTHER INCOME
Sales and other operating revenue (1)	$69,220	$56,167	$135,280	$116,355
Income from equity affiliates	1,012	615	2,268	2,898
Other income	461	383	747	1,692
Total revenues and other income	70,693	57,165	138,295	120,945

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases	32,980	24,227	63,525	52,305
Production and manufacturing expenses	5,688	5,320	11,211	10,660
Selling, general and administrative expenses	3,332	3,340	6,574	6,442
Depreciation and depletion	2,350	2,169	4,723	4,351
Exploration expenses, including dry holes	226	182	401	329
Interest expense	50	70	98	112
Excise taxes (1)	6,514	5,896	12,930	11,727
Other taxes and duties	9,931	9,113	20,095	17,920
Income applicable to minority and preferred interests	142	100	296	473
Total costs and other deductions	61,213	50,417	119,853	104,319

INCOME BEFORE INCOME TAXES	9,480	6,748	18,442	16,626
Income taxes	3,690	2,578	7,212	5,966
INCOME BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	5,790	4,170	11,230	10,660
Cumulative effect of accounting change,
net of income tax	0	0	0	550
NET INCOME	$5,790	$4,170	$11,230	$11,210

NET INCOME PER COMMON SHARE (dollars)
Income before cumulative effect of accounting change	$0.89	$0.63	$1.72	$1.60
Cumulative effect of accounting change,
net of income tax	0.00	0.00	0.00	0.08
Net income	$0.89	$0.63	$1.72	$1.68

NET INCOME PER COMMON SHARE - ASSUMING DILUTION (dollars)
Income before cumulative effect of accounting change	$0.88	$0.62	$1.71	$1.59
Cumulative effect of accounting change,
net of income tax	0.00	0.00	0.00	0.08
Net income	$0.88	$0.62	$1.71	$1.67

DIVIDENDS PER COMMON SHARE (dollars)	$0.27	$0.25	$0.52	$0.48

(1) Excise taxes included in sales and other
operating revenue	$6,514	$5,896	$12,930	$11,727

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)

June 30,	Dec. 31,
2004	2003
ASSETS
Current assets
Cash and cash equivalents	$14,177	$10,626
Cash and cash equivalents - restricted (note 4)	4,601	0
Notes and accounts receivable - net	23,089	24,309
Inventories
Crude oil, products and merchandise	8,680	7,665
Materials and supplies	1,278	1,292
Prepaid taxes and expenses	2,425	2,068
Total current assets	54,250	45,960
Property, plant and equipment - net	103,854	104,965
Investments and other assets	22,885	23,353

TOTAL ASSETS	$180,989	$174,278

LIABILITIES
Current liabilities
Notes and loans payable	$4,746	$4,789
Accounts payable and accrued liabilities	30,184	28,445
Income taxes payable	6,318	5,152
Total current liabilities	41,248	38,386
Long-term debt	5,084	4,756
Deferred income tax liability	19,524	20,118
Other long-term liabilities	21,598	21,103

TOTAL LIABILITIES	87,454	84,363

SHAREHOLDERS' EQUITY
Benefit plan related balances	(553)	(634)
Common stock, without par value:
Authorized: 9,000 million shares
Issued: 8,019 million shares	4,388	4,468
Earnings reinvested	123,781	115,956
Accumulated other nonowner changes in equity
Cumulative foreign exchange translation adjustment	683	1,421
Minimum pension liability adjustment	(2,446)	(2,446)
Unrealized gains on stock investments	334	511
Common stock held in treasury:
1,513 million shares at June 30, 2004	(32,652)
1,451 million shares at December 31, 2003		(29,361)

TOTAL SHAREHOLDERS' EQUITY	93,535	89,915

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$180,989	$174,278

The number of shares of common stock issued and outstanding at June 30, 2004 and

December 31, 2003 were 6,505,507,118 and 6,568,137,609, respectively.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)

Six Months Ended
June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,230	$11,210
Cumulative effect of accounting change, net of tax	0	(550)
Depreciation and depletion	4,723	4,351
Changes in operational working capital, excluding cash and debt	3,023	2,470
Ruhrgas transaction	0	(2,240)
All other items - net	(186)	754

Net cash provided by operating activities	18,790	15,995

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(5,742)	(6,232)
Sales of subsidiaries, investments, and property, plant and equipment	1,382	1,581
Increase in restricted cash and cash equivalents (note 4)	(4,601)	0
Other investing activities - net	811	280

Net cash used in investing activities	(8,150)	(4,371)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	371	26
Reductions in long-term debt	(7)	(632)
Additions/(reductions) in short-term debt - net	(198)	(192)
Cash dividends to ExxonMobil shareholders	(3,405)	(3,208)
Cash dividends to minority interests	(100)	(311)
Changes in minority interests and sales/(purchases)
of affiliate stock	(83)	(160)
Net ExxonMobil shares acquired	(3,475)	(2,211)

Net cash used in financing activities	(6,897)	(6,688)

Effects of exchange rate changes on cash	(192)	356

Increase/(decrease) in cash and cash equivalents	3,551	5,292
Cash and cash equivalents at beginning of period	10,626	7,229
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,177	$12,521

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$5,031	$3,970
Cash interest paid	$131	$159

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

On December 19, 2000, a jury in the 15th Judicial Circuit Court of Montgomery County, Alabama, returned a verdict against the corporation in a dispute over royalties in the amount of $88 million in compensatory damages and $3.4 billion in punitive damages in the case of Exxon Corporation v. State of Alabama, et al. The verdict was upheld by the trial court on May 4, 2001. On December 20, 2002, the Alabama Supreme Court vacated the $3.5 billion jury verdict. The case was retried and on November 14, 2003, a state district court jury in Montgomery, Alabama returned a verdict against Exxon Mobil Corporation. The verdict included $63.5 million in compensatory damages and $11.8 billion in punitive damages. On March 29, 2004, the district court judge reduced the amount of punitive damages to $3.5 billion.  ExxonMobil believes the judgment is not justified by the evidence and that the amount of the award is grossly excessive and unconstitutional. ExxonMobil has appealed the decision.  Management believes that the likelihood of the judgment being upheld is remote.  While it is reasonably possible that a liability may have been incurred by ExxonMobil from this dispute over royalties, it is not possible to predict the ultimate outcome or to reasonably estimate any such potential liability. On May 4, 2004, the corporation posted a $4.5 billion supersedeas bond as required by Alabama law to stay execution of the judgment pending appeal.  The corporation has pledged to the issuer of the bond collateral consisting of cash and short-term, high quality securities with an aggregate value of approximately $4.6 billion.  This collateral is reported as restricted cash and cash equivalents on the condensed consolidated balance sheet.  Under the terms of the pledge agreement, the corporation is entitled to receive the income generated from the cash and securities and to make investment decisions, but is restricted from using the pledged cash and securities for any other purpose until such time as the bond is cancelled.

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

In Allapattah v. Exxon, a jury in the United States District Court for the Southern District of Florida determined in January 2001 that a class of all Exxon dealers between March 1983 and August 1994 had been overcharged between 1.03 and 1.4 cents per gallon for gasoline.  Exxon sold a total of 39.8 billion gallons of gasoline to its dealers during this period.  The estimated value of the potential claims associated with the 39.8 billion gallons of gasoline is $494 million.  Including related interest, the total is approximately $1.3 billion.  On June 11, 2003, the Eleventh Circuit Court of Appeals affirmed the judgment and on March 15, 2004, denied a petition for Rehearing En Banc.  On July 14, 2004, ExxonMobil filed a petition for grant of writ of certiorari with the U.S. Supreme Court.  Pending the appeals process, members of the class may file claims during the period from February 29, 2003 through August 29, 2004.  It is not known which or how many dealers may make claims or the extent to which ExxonMobil will have set-offs or defenses to the claims that are filed.  As of June 30, 2004 claims on 19.0 billion gallons have been filed for $235 million.  Including related interest and not adjusting for potential set-offs or defenses, the total would be approximately $500 million.  While it is reasonably possible that a liability may have been incurred by ExxonMobil in this dispute over gasoline pricing, it is not possible to predict the ultimate outcome.

Tax issues for 1980-93 remain pending before the U.S. Tax Court.  The ultimate resolution of these issues is not expected to have a materially adverse effect upon the corporation’s operations or financial condition.

Other Contingencies

As of June 30, 2004
Equity	Other
Company	Third Party
Obligations	Obligations	Total
(millions of dollars)
Guarantees of excise taxes and custom duties
under reciprocal arrangements	$0	$998	$998
Other guarantees	2,194	411	2,605
Total	$2,194	$1,409	$3,603

The corporation and certain of its consolidated subsidiaries were contingently liable at June 30, 2004 for $3,603 million, primarily relating to guarantees for notes, loans and performance under contracts. This included $998 million representing guarantees of non-U.S. excise taxes and customs duties of other companies, entered into as a normal business practice, under reciprocal arrangements. Also included in this amount were guarantees by consolidated affiliates of $2,194 million, representing ExxonMobil’s share of obligations of certain equity companies.

Additionally, the corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the corporation’s operations or financial condition. The corporation's outstanding unconditional purchase obligations at June 30, 2004 were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

5.

Nonowner Changes in Shareholders' Equity

Three Months Ended		Six Months Ended
June 30,		June 30,
2004	2003	2004	2003
(millions of dollars)
Net income	$5,790	$4,170	$11,230	$11,210
Changes in other nonowner changes in equity
Foreign exchange translation adjustment	(486)	1,444	(738)	1,916
Minimum pension liability adjustment	0	0	0	0
Unrealized gains/(losses) on stock investments	(47)	99	(177)	153
Total nonowner changes in shareholders' equity	$5,257	$5,713	$10,315	$13,279

6.

Earnings Per Share

Three Months Ended	Six Months Ended
June 30,	June 30,
	2004	2003	2004	2003

NET INCOME PER COMMON SHARE
Income before cumulative effect of
accounting change (millions of dollars)	$5,790	$4,170	$11,230	$10,660

Weighted average number of common shares
outstanding (millions of shares)	6,506	6,654	6,526	6,669

Net income per common share (dollars)
Income before cumulative effect of accounting change	$0.89	$0.63	$1.72	$1.60
Cumulative effect of accounting change,
net of income tax	0.00	0.00	0.00	0.08
Net income	$0.89	$0.63	$1.72	$1.68

NET INCOME PER COMMON SHARE
- ASSUMING DILUTION
Income before cumulative effect of
accounting change (millions of dollars)	$5,790	$4,170	$11,230	$10,660

Weighted average number of common shares
outstanding (millions of shares)	6,506	6,654	6,526	6,669
Effect of employee stock-based awards	41	33	37	32
Weighted average number of common shares
outstanding - assuming dilution	6,547	6,687	6,563	6,701

Net income per common share
- assuming dilution (dollars)
Income before cumulative effect of accounting change	$0.88	$0.62	$1.71	$1.59
Cumulative effect of accounting change,
net of income tax	0.00	0.00	0.00	0.08
Net income	$0.88	$0.62	$1.71	$1.67

7.

Investment in oil, gas and mineral leases

ExxonMobil's net investment in oil, gas and mineral leases reported in property, plant and equipment as of June 30, 2004 was $4.0 billion, and as of December 31, 2003 was $4.5 billion.

8.

Annuity Benefits and Other Postretirement Benefits

Three Months Ended		Six Months Ended
June 30,		June 30,
2004	2003	2004	2003
(millions of dollars)

Annuity Benefits - U.S.
Components of net benefit cost
Service cost	$78	$73	$154	$142
Interest cost	153	158	304	312
Expected return on plan assets	(155)	(102)	(307)	(209)
Amortization of actuarial loss/(gain)
and prior service cost	72	84	143	159
Net pension enhancement and
curtailment/settlement expense	44	53	88	101
Net benefit cost	$192	$266	$382	$505

Annuity Benefits - Non-U.S.
Components of net benefit cost
Service cost	$85	$74	$171	$157
Interest cost	196	168	395	363
Expected return on plan assets	(167)	(138)	(336)	(277)
Amortization of actuarial loss/(gain)
and prior service cost	88	97	181	194
Net pension enhancement and
curtailment/settlement expense	13	8	17	10
Net benefit cost	$215	$209	$428	$447

Other Postretirement Benefits
Components of net benefit cost
Service cost	$17	$10	$26	$19
Interest cost	81	51	138	96
Expected return on plan assets	(11)	(9)	(18)	(16)
Amortization of actuarial loss/(gain)
and prior service cost	52	25	76	48
Net benefit cost	$139	$77	$222	$147

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

9.

Disclosures about Segments and Related Information

Three Months Ended		Six Months Ended
June 30,		June 30,
2004	2003	2004	2003
(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	$1,237	$907	$2,391	$2,166
Non-U.S.	2,609	1,931	5,468	6,365
Downstream
United States	907	419	1,299	593
Non-U.S.	600	727	1,212	1,276
Chemical
United States	148	128	266	144
Non-U.S.	459	311	905	582
All other	(170)	(253)	(311)	84
Corporate total	$5,790	$4,170	$11,230	$11,210

Included in All Other above
Cumulative effect of accounting change	$0	$0	$0	$550

SALES AND OTHER OPERATING REVENUE (1)
Upstream
United States	$1,395	$1,440	$2,881	$3,208
Non-U.S.	3,722	3,623	8,417	7,696
Downstream
United States	17,925	13,225	33,757	27,423
Non-U.S.	39,654	32,933	77,839	67,909
Chemical
United States	2,588	1,924	4,825	3,953
Non-U.S.	3,928	3,014	7,544	6,149
All other	8	8	17	17
Corporate total	$69,220	$56,167	$135,280	$116,355

(1) Includes excise taxes

INTERSEGMENT REVENUE
Upstream
United States	$1,631	$1,255	$3,131	$2,855
Non-U.S.	5,075	3,581	9,557	7,846
Downstream
United States	2,040	1,447	3,638	3,107
Non-U.S.	7,208	4,916	13,786	10,380
Chemical
United States	1,220	776	2,236	1,510
Non-U.S.	1,025	776	1,989	1,614
All other	79	77	167	154

10.

Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the 6.0% notes due

2005 ($106 million of long-term debt at June 30, 2004) and the 6.125% notes due 2008

($160 million) of Exxon Capital Corporation and the deferred interest debentures due 2012 ($1,185 million) and the debt securities due 2005-2011 ($85 million long-term and $10 million short-term) of SeaRiver Maritime Financial Holdings, Inc.  Exxon Capital Corporation and SeaRiver Maritime Financial Holdings, Inc. are 100 percent owned subsidiaries of Exxon Mobil Corporation.

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

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated statement of income for three months ended June 30, 2004
Revenues and other income
Sales and other operating revenue, including excise taxes	$3,308	$-	$-	$65,912	$-	$69,220
Income from equity affiliates	5,094	-	1	1,012	(5,095)	1,012
Other income	90	-	-	371	-	461
Intercompany revenue	5,921	7	5	45,275	(51,208)	-
Total revenues and other income	14,413	7	6	112,570	(56,303)	70,693
Costs and other deductions
Crude oil and product purchases	5,443	-	-	75,899	(48,362)	32,980
Production and manufacturing expenses	1,661	1	-	5,352	(1,326)	5,688
Selling, general and administrative expenses	487	2	-	2,922	(79)	3,332
Depreciation and depletion	360	1	1	1,988	-	2,350
Exploration expenses, including dry holes	55	-	-	171	-	226
Interest expense	172	4	33	1,285	(1,444)	50
Excise taxes	-	-	-	6,514	-	6,514
Other taxes and duties	3	-	-	9,928	-	9,931
Income applicable to minority and preferred interests	-	-	-	142	-	142
Total costs and other deductions	8,181	8	34	104,201	(51,211)	61,213
Income before income taxes	6,232	(1)	(28)	8,369	(5,092)	9,480
Income taxes	442	(1)	(11)	3,260	-	3,690
Income before accounting change	5,790	-	(17)	5,109	(5,092)	5,790
Accounting change	-	-	-	-	-	-
Net income	$5,790	$-	$(17)	$5,109	$(5,092)	$5,790

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated statement of income for three months ended June 30, 2003
Revenues and other income
Sales and other operating revenue, including excise taxes	$2,782	$-	$-	$53,385	$-	$56,167
Income from equity affiliates	4,012	-	2	610	(4,009)	615
Other income	115	-	-	268	-	383
Intercompany revenue	4,069	8	5	32,827	(36,909)	-
Total revenues and other income	10,978	8	7	87,090	(40,918)	57,165
Costs and other deductions
Crude oil and product purchases	3,802	-	-	55,115	(34,690)	24,227
Production and manufacturing expenses	1,663	-	-	4,731	(1,074)	5,320
Selling, general and administrative expenses	464	1	-	2,912	(37)	3,340
Depreciation and depletion	382	2	-	1,785	-	2,169
Exploration expenses, including dry holes	34	-	-	148	-	182
Interest expense	162	5	31	1,032	(1,160)	70
Excise taxes	-	-	-	5,896	-	5,896
Other taxes and duties	2	-	-	9,111	-	9,113
Income applicable to minority and preferred interests	-	-	-	100	-	100
Total costs and other deductions	6,509	8	31	80,830	(36,961)	50,417
Income before income taxes	4,469	-	(24)	6,260	(3,957)	6,748
Income taxes	299	-	(9)	2,288	-	2,578
Income before accounting change	4,170	-	(15)	3,972	(3,957)	4,170
Accounting change	-	-	-	-	-	-
Net income	$4,170	$-	$(15)	$3,972	$(3,957)	$4,170

Condensed consolidated statement of income for six months ended June 30, 2004
Revenues and other income
Sales and other operating revenue, including excise taxes	$6,331	$-	$-	$128,949	$-	$135,280
Income from equity affiliates	10,151	-	8	2,270	(10,161)	2,268
Other income	153	-	-	594	-	747
Intercompany revenue	10,916	14	9	87,814	(98,753)	-
Total revenues and other income	27,551	14	17	219,627	(108,914)	138,295
Costs and other deductions
Crude oil and product purchases	10,304	-	-	146,532	(93,311)	63,525
Production and manufacturing expenses	3,252	1	-	10,454	(2,496)	11,211
Selling, general and administrative expenses	959	2	-	5,744	(131)	6,574
Depreciation and depletion	713	2	1	4,007	-	4,723
Exploration expenses, including dry holes	101	-	-	300	-	401
Interest expense	333	9	67	2,511	(2,822)	98
Excise taxes	-	-	-	12,930	-	12,930
Other taxes and duties	6	-	-	20,089	-	20,095
Income applicable to minority and preferred interests	-	-	-	296	-	296
Total costs and other deductions	15,668	14	68	202,863	(98,760)	119,853
Income before income taxes	11,883	-	(51)	16,764	(10,154)	18,442
Income taxes	653	(1)	(21)	6,581	-	7,212
Income before accounting change	11,230	1	(30)	10,183	(10,154)	11,230
Accounting change	-	-	-	-	-	-
Net income	$11,230	$1	$(30)	$10,183	$(10,154)	$11,230

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated statement of income for six months ended June 30, 2003
Revenues and other income
Sales and other operating revenue, including excise taxes	$5,843	$-	$-	$110,512	$-	$116,355
Income from equity affiliates	10,672	-	4	2,889	(10,667)	2,898
Other income	227	-	-	1,465	-	1,692
Intercompany revenue	8,708	17	10	70,188	(78,923)	-
Total revenues and other income	25,450	17	14	185,054	(89,590)	120,945
Costs and other deductions
Crude oil and product purchases	8,490	-	-	118,402	(74,587)	52,305
Production and manufacturing expenses	3,337	1	-	9,361	(2,039)	10,660
Selling, general and administrative expenses	890	1	-	5,588	(37)	6,442
Depreciation and depletion	767	3	1	3,580	-	4,351
Exploration expenses, including dry holes	64	-	-	265	-	329
Interest expense	323	10	61	2,032	(2,314)	112
Excise taxes	-	-	-	11,727	-	11,727
Other taxes and duties	3	-	-	17,917	-	17,920
Income applicable to minority and preferred interests	-	-	-	473	-	473
Total costs and other deductions	13,874	15	62	169,345	(78,977)	104,319
Income before income taxes	11,576	2	(48)	15,709	(10,613)	16,626
Income taxes	916	1	(18)	5,067	-	5,966
Income before accounting change	10,660	1	(30)	10,642	(10,613)	10,660
Accounting change	550	-	-	481	(481)	550
Net income	$11,210	$1	$(30)	$11,123	$(11,094)	$11,210

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated balance sheet as of June 30, 2004
Cash and cash equivalents	$5,716	$-	$-	$8,461	$-	$14,177
Cash and cash equivalents - restricted	4,601	-	-	-	-	4,601
Notes and accounts receivable - net	4,555	-	-	18,534	-	23,089
Inventories	1,128	-	-	8,830	-	9,958
Prepaid taxes and expenses	112	-	19	2,294	-	2,425
Total current assets	16,112	-	19	38,119	-	54,250
Property, plant and equipment - net	15,892	97	-	87,865	-	103,854
Investments and other assets	136,593	-	514	365,379	(479,601)	22,885
Intercompany receivables	7,541	1,152	1,546	418,362	(428,601)	-
Total assets	$176,138	$1,249	$2,079	$909,725	$(908,202)	$180,989

Notes and loan payables	$1,127	$-	$10	$3,609	$-	$4,746
Accounts payable and accrued liabilities	3,617	11	-	26,556	-	30,184
Income taxes payable	294	1	-	6,023	-	6,318
Total current liabilities	5,038	12	10	36,188	-	41,248
Long-term debt	261	266	1,270	3,287	-	5,084
Deferred income tax liabilities	3,386	29	295	15,814	-	19,524
Other long-term liabilities	4,682	14	-	16,902	-	21,598
Intercompany payables	69,236	138	382	358,845	(428,601)	-
Total liabilities	82,603	459	1,957	431,036	(428,601)	87,454

Earnings reinvested	123,781	5	(272)	85,288	(85,021)	123,781
Other shareholders' equity	(30,246)	785	394	393,401	(394,580)	(30,246)
Total shareholders' equity	93,535	790	122	478,689	(479,601)	93,535
Total liabilities and shareholders' equity	$176,138	$1,249	$2,079	$909,725	$(908,202)	$180,989

Condensed consolidated balance sheet as of December 31, 2003
Cash and cash equivalents	$5,647	$-	$-	$4,979	$-	$10,626
Cash and cash equivalents - restricted	-	-	-	-	-	-
Notes and accounts receivable - net	5,781	-	-	18,528	-	24,309
Inventories	1,027	-	-	7,930	-	8,957
Prepaid taxes and expenses	91	-	-	1,977	-	2,068
Total current assets	12,546	-	-	33,414	-	45,960
Property, plant and equipment - net	16,733	98	1	88,133	-	104,965
Investments and other assets	128,282	-	506	363,103	(468,538)	23,353
Intercompany receivables	9,463	1,114	1,540	381,683	(393,800)	-
Total assets	$167,024	$1,212	$2,047	$866,333	$(862,338)	$174,278

Notes and loan payables	$1,104	$-	$10	$3,675	$-	$4,789
Accounts payable and accrued liabilities	3,538	6	-	24,901	-	28,445
Income taxes payable	1,457	-	-	3,695	-	5,152
Total current liabilities	6,099	6	10	32,271	-	38,386
Long-term debt	261	266	1,206	3,023	-	4,756
Deferred income tax liabilities	3,643	29	296	16,150	-	20,118
Other long-term liabilities	3,991	16	-	17,096	-	21,103
Intercompany payables	63,115	106	382	330,197	(393,800)	-
Total liabilities	77,109	423	1,894	398,737	(393,800)	84,363

Earnings reinvested	115,956	4	(241)	72,012	(71,775)	115,956
Other shareholders' equity	(26,041)	785	394	395,584	(396,763)	(26,041)
Total shareholders' equity	89,915	789	153	467,596	(468,538)	89,915
Total liabilities and shareholders' equity	$167,024	$1,212	$2,047	$866,333	$(862,338)	$174,278

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated statement of cash flows for six months ended June 30, 2004
Cash provided by/(used in) operating activities	$4,184	$6	$6	$15,776	$(1,182)	$18,790
Cash flows from investing activities
Additions to property, plant and equipment	(571)	-	-	(5,171)	-	(5,742)
Sales of long-term assets	342	-	-	1,040	-	1,382
Increase in restricted cash and cash equivalents	(4,601)	-	-	-	-	(4,601)
Net intercompany investing	7,595	(38)	(6)	(7,621)	70	-
All other investing, net	-	-	-	811	-	811
Net cash provided by/(used in) investing activities	2,765	(38)	(6)	(10,941)	70	(8,150)
Cash flows from financing activities
Additions to long-term debt	-	-	-	371	-	371
Reductions in long-term debt	-	-	-	(7)	-	(7)
Additions/(reductions) in short-term debt - net	-	-	-	(198)	-	(198)
Cash dividends	(3,405)	-	-	(1,182)	1,182	(3,405)
Net ExxonMobil shares sold/(acquired)	(3,475)	-	-	-	-	(3,475)
Net intercompany financing activity	-	32	-	38	(70)	-
All other financing, net	-	-	-	(183)	-	(183)
Net cash provided by/(used in) financing activities	(6,880)	32	-	(1,161)	1,112	(6,897)
Effects of exchange rate changes on cash	-	-	-	(192)	-	(192)
Increase/(decrease) in cash and cash equivalents	$69	$-	$-	$3,482	$-	$3,551

Condensed consolidated statement of cash flows for six months ended June 30, 2003
Cash provided by/(used in) operating activities	$2,116	$31	$6	$14,776	$(934)	$15,995
Cash flows from investing activities
Additions to property, plant and equipment	(908)	-	-	(5,324)	-	(6,232)
Sales of long-term assets	29	-	-	1,552	-	1,581
Increase in restricted cash and cash equivalents	-	-	-	-	-	-
Net intercompany investing	5,717	36	(6)	(5,687)	(60)	-
All other investing, net	-	-	-	280	-	280
Net cash provided by/(used in) investing activities	4,838	36	(6)	(9,179)	(60)	(4,371)
Cash flows from financing activities
Additions to long-term debt	-	-	-	26	-	26
Reductions in long-term debt	-	-	-	(632)	-	(632)
Additions/(reductions) in short-term debt - net	-	(6)	-	(186)	-	(192)
Cash dividends	(3,208)	(93)	-	(841)	934	(3,208)
Net ExxonMobil shares sold/(acquired)	(2,211)	-	-	-	-	(2,211)
Net intercompany financing activity	-	53	-	(92)	39	-
All other financing, net	-	(21)	-	(471)	21	(471)
Net cash provided by/(used in) financing activities	(5,419)	(67)	-	(2,196)	994	(6,688)
Effects of exchange rate changes on cash	-	-	-	356	-	356
Increase/(decrease) in cash and cash equivalents	$1,535	$-	$-	$3,757	$-	$5,292

EXXON MOBIL CORPORATION

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

Second Quarter		First Six Months
2004	2003	2004	2003
(millions of dollars)
Net Income (U.S. GAAP)
Upstream
United States	$1,237	$907	$2,391	$2,166
Non-U.S.	2,609	1,931	5,468	6,365
Downstream
United States	907	419	1,299	593
Non-U.S.	600	727	1,212	1,276
Chemical
United States	148	128	266	144
Non-U.S.	459	311	905	582
Corporate and financing	(170)	(253)	(311)	(466)
Income before accounting change	5,790	4,170	11,230	10,660
Accounting change	0	0	0	550
Net Income (U.S. GAAP)	$5,790	$4,170	$11,230	$11,210

Net income per common share	$0.89	$0.63	$1.72	$1.68
Net income per common share - assuming dilution	$0.88	$0.62	$1.71	$1.67

Other special items included in net income
Non-U.S. Upstream
Gain on transfer of Ruhrgas shares	$0	$0	$0	$1,700

REVIEW OF SECOND QUARTER AND FIRST SIX MONTHS 2004 RESULTS

Exxon Mobil Corporation estimated second quarter 2004 net income of $5,790 million ($0.88 per share), an increase of $1,620 million, or 39 percent from the second quarter of 2003.  Revenues and other income for the second quarter of 2004 totaled $70,693 million compared with $57,165 million in 2003 reflecting significantly higher prices.

_____________________________________________

Record net income of $11,230 million ($1.71 per share) for the first half of 2004 increased $20 million from the first half of 2003.  Net income for the first half 2003 included a $550 million positive impact for the required adoption of FAS 143 relating to accounting for asset retirement obligations and a one-time gain of $1,700 million from the transfer of shares in Ruhrgas AG.  Revenues and other income for the first half of 2004 totaled $138,295 million compared with $120,945 million in 2003 reflecting higher prices.

Second Quarter		First Six Months
2004	2003	2004	2003
(millions of dollars)
Upstream
United States	$1,237	$907	$2,391	$2,166
Non-U.S.	2,609	1,931	5,468	6,365
Total	$3,846	$2,838	$7,859	$8,531

Upstream earnings were $3,846 million, up $1,008 million from the second quarter 2003 reflecting higher average crude oil and natural gas prices.

Liquids production of 2,581 kbd (thousands of barrels per day) increased by 4 percent from 2,477 kbd in the second quarter of 2003.  Higher production from new fields in West Africa and Norway and the absence of last year's operational issues was partly offset by natural field decline in mature areas, adverse entitlement effects and divestment impacts.

Second quarter natural gas production decreased to 9,001 mcfd (millions of cubic feet per day) from 9,283 mcfd last year.  Natural field decline in mature areas, divestment impacts and adverse entitlement effects were partly offset by projects, work programs and an additional LNG train in Qatar.

On an oil-equivalent basis, production increased by 1 percent.  Plans for long-term capacity increases remain on track as reflected by continued high levels of capital spending.

Earnings from U.S. upstream operations were $1,237 million, up $330 million.  Non-U.S. upstream earnings of $2,609 million were $678 million higher than last year's second quarter.

_____________________________________________

Upstream earnings in the first half of 2004 of $7,859 million compared to $8,531 million in 2003 which included a $1,700 million gain from the transfer of shares of Ruhrgas AG.  First half 2004 results benefited from higher liquids and natural gas realizations and increased production.

Liquids production of 2,608 kbd increased by 5 percent from 2,491 kbd in the first half of 2003.  Higher production in West Africa and Norway and the absence of last year's national strike effects in Venezuela, were partly offset by natural field decline in mature areas, adverse entitlement effects and divestment impacts.

First half natural gas production of 10,234 mcfd, decreased 423 mcfd from 2003. Natural field decline in mature areas and adverse entitlement effects were partly offset by the start-up of an additional LNG train in Qatar and by projects and work programs.

On an oil-equivalent basis, production increased by 1 percent from the first half of last year.  Excluding divestment and entitlement effects, production increased by 3 percent from the first half of last year.

Earnings from U.S. upstream operations for the first half of 2004 were $2,391 million, an increase of $225 million.  Earnings outside the U.S. of $5,468 million in 2004 compared to $6,365 million last year which included the one-time $1,700 million Ruhrgas gain.  Non-U.S. earnings benefited from liquids production growth and higher liquids and natural gas realizations.

Second Quarter		First Six Months
2004	2003	2004	2003
(millions of dollars)
Downstream
United States	$907	$419	$1,299	$593
Non-U.S.	600	727	1,212	1,276
Total	$1,507	$1,146	$2,511	$1,869

Downstream earnings in the second quarter of 2004 of $1,507 million, the highest quarterly level since 1991, increased $361 million from last year reflecting improved refining margins and higher refinery throughput partly offset by weaker marketing margins.  Petroleum product sales were 8,023 kbd, 228 kbd higher than last year's second quarter.  U.S. downstream earnings were $907 million, up $488 million.  Non-U.S. downstream earnings of $600 million were $127 million lower than last year's second quarter due to weaker marketing margins.

_____________________________________________

Downstream earnings in the first half of 2004 of $2,511 million increased by $642 million from the first half of 2003 reflecting stronger worldwide refining margins and higher refinery throughput partly offset by weak marketing margins.  Petroleum product sales of 8,074 kbd compared with 7,827 kbd in the first half of 2003.  U.S. downstream earnings were $1,299 million, up $706 million.  Non-U.S. downstream earnings of $1,212 million were $64 million lower than last year.

Second Quarter		First Six Months
2004	2003	2004	2003
(millions of dollars)
Chemical
United States	$148	$128	$266	$144
Non-U.S.	459	311	905	582
Total	$607	$439	$1,171	$726

Chemical earnings in the second quarter of 2004 of $607 million, the highest quarterly level since 1995, were up $168 million from the same quarter a year ago due to improved margins and increased sales volumes.  Record prime product sales of 6,930 kt (thousands of metric tons) were up 595 kt, reflecting improved demand.

_____________________________________________

Chemical earnings for the first half of 2004 of $1,171 million were up $445 million from the first half of 2003 due to improved margins, higher volumes and favorable foreign exchange effects.  Prime product sales were a record 13,722 kt, up 507 kt, reflecting higher demand.

Second Quarter		First Six Months
2004	2003	2004	2003
(millions of dollars)
All other segments
Corporate and financing	$(170)	$(253)	$(311)	$(466)
Accounting change	0	0	0	550
Total	$(170)	$(253)	$(311)	$84

Corporate and financing expenses in the second quarter of 2004 of $170 million decreased by $83 million mainly due to lower U.S. pension costs.

_____________________________________________

Corporate and financing expenses in the first half of 2004 of $311 million decreased by $155 million mainly due to lower U.S. pension costs.  First quarter 2003 earnings included a $550 million positive impact from the required adoption of the new accounting standard for asset retirement obligations.

LIQUIDITY AND CAPITAL RESOURCES

First Six Months
2004	2003
(millions of dollars)
Net cash provided by/(used in)
Operating activities	$18,790	$15,995
Investing activities	(8,150)	(4,371)
Financing activities	(6,897)	(6,688)
Effect of exchange rate changes	(192)	356
Increase/(decrease) in cash and cash equivalents	$3,551	$5,292

Cash and cash equivalents	$14,177	$12,521
Cash and cash equivalents - restricted (note 4)	4,601	0
Total cash and cash equivalents (at end of period)	$18,778	$12,521

Cash provided by operating activities totaled $18,790 million for the first six months of 2004 versus $15,995 million in the same period last year which included non-cash income for the site restoration accounting change and the Ruhrgas transaction.  Major sources of funds were net income of $11,230 million and non-cash provisions of $4,723 million for depreciation and depletion.  For additional details, see the Condensed Consolidated Statement of Cash Flows on page 5.

In the first quarter of 2003, ExxonMobil completed a divestment of interests in shares of

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

Investing activities in 2004 used net cash of $8,150 million compared to $4,371 million in the prior year. Spending for additions to property, plant and equipment of $5,742 million and proceeds from asset divestments of $1,382 million were comparable to the respective amounts in the prior year.  As discussed in note 4 to the condensed consolidated financial statements, investing activities in the second quarter 2004 included the pledge by the corporation to the issuer of a litigation related appeal bond of collateral consisting of restricted cash and cash equivalents of $4,601 million.

Net cash used in financing activities of $6,897 million in the first six months of 2004 was at a similar level to the 2003 period reflecting a higher level of purchases of ExxonMobil shares in the current year offset by the absence of debt reduction in the prior year.

Total cash and cash equivalents, including the $4.6 billion of restricted cash, was $18.8 billion at the end of the second quarter, 2004.

During the second quarter of 2004, the corporation purchased 45 million shares of its common stock for the treasury at a gross cost of $1,947 million.  Shares outstanding were reduced from 6,540 million at the end of the first quarter of 2004 to 6,506 million at the end of the second quarter.  During the first half of 2004, the corporation purchased 92 million shares of its common stock for the treasury at a gross cost of $3,900 million.  These purchases were to offset shares issued in conjunction with company benefit plans and programs and to reduce the number of shares outstanding.

In July, as a consequence of the continued strengthening of the corporation's financial position, the rate of share purchases was increased.  Purchases to reduce shares outstanding are anticipated to increase by approximately $1 billion in the third quarter versus the second quarter. Purchases may be made in both the open market and through negotiated transactions and may be increased, decreased or discontinued at any time without prior notice.

Total debt of $9.8 billion at June 30, 2004 was $0.3 billion higher than at year-end 2003.  The corporation's debt to total capital ratio was 9.2 percent at the end of the second quarter of 2004, compared to 9.3 percent at year-end 2003.

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

TAXES

Second Quarter		First Six Months
2004	2003	2004	2003
(millions of dollars)
Taxes
Income taxes	$3,690	$2,578	$7,212	$5,966
Excise taxes	6,514	5,896	12,930	11,727
All other taxes and duties	10,542	9,709	21,395	19,174
Total	$20,746	$18,183	$41,537	$36,867

Effective income tax rate	40.5%	39.8%	41.1%	37.8%

Income, excise and all other taxes for the second quarter of 2004 of $20,746 million were up $2,563 million compared to last year.  In the second quarter of 2004 income tax expense was $3,690 million and the effective income tax rate was 40.5 percent, compared to $2,578 million and 39.8 percent, respectively, in the prior year period.  Excise and all other taxes and duties were higher reflecting higher prices and foreign exchange effects.

_____________________________________________

Income, excise and all other taxes for the first six months of 2004 of $41,537 million were up $4,670 million compared to last year.  First six months of 2004 income tax expense was $7,212 million and the effective income tax rate was 41.1 percent, compared to $5,966 million and 37.8 percent, respectively, in the prior year period.  The effective income tax rate in the first six months of 2004 was similar to the prior year, excluding the income tax effects of the gain on the Ruhrgas share transfer in the first quarter of 2003.  During both years, the corporation continued to benefit from the favorable resolution of tax related issues.  Excise and all other taxes and duties were higher reflecting higher prices and foreign exchange effects.

CAPITAL AND EXPLORATION EXPENDITURES

Second Quarter		First Six Months
2004	2003	2004	2003
(millions of dollars)
Capital and exploration expenditures
Upstream (including exploration expenses)	$2,840	$2,921	$5,544	$5,705
Downstream	624	713	1,134	1,294
Chemical	148	181	280	302
Other	5	16	60	26
Total	$3,617	$3,831	$7,018	$7,327

In the second quarter, ExxonMobil continued its active investment program, spending $3,617 million on capital and exploration projects, compared with $3,831 million last year, reflecting continued strong levels of upstream spending.

_____________________________________________

Capital and exploration expenditures were $7,018 million in the first half of 2004 compared to $7,327 million in the prior year period.

In 2003, the corporation invested over $15 billion in capital projects and exploration activities and expects to invest at a similar level for the next couple of years.  ExxonMobil is pursuing all attractive opportunities with the same disciplined investment approach that has delivered results in the past.

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

EXXON MOBIL CORPORATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the six months ended June 30, 2004, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2003.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the corporation's principal executive officer, principal accounting officer and principal financial officer have evaluated the corporation's disclosure controls and procedures as of June 30, 2004.  Based on that evaluation, these officers have concluded that the corporation's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis.  There have not been changes in the corporation's internal control over financial reporting that occurred during the corporation's last fiscal quarter that have materially affected, or are reasonably likely to materially affect the corporation's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The corporation has reached agreement with the New York State Department of Environmental Conservation ("NYSDEC") regarding settlement of various matters related to service stations that were previously reported by the corporation.

•

Regarding the 14 outstanding Orders on Consent relating to alleged failures to conduct tank tightness tests at 13 service stations in accordance with applicable petroleum bulk storage laws, the parties have agreed to settle for oversight costs of $30,000, a penalty of $50,000 and an agreement to conduct a compliance audit at the sites.

•

Regarding a Notice of Hearing and Complaint (a "Notice") served on September 5, 2002 relating to alleged discharges of petroleum and failure to report spills at a service station on Fort Hamilton Parkway in Brooklyn, New York, the parties have agreed to settle for $10,000 in oversight costs and a penalty of $65,000.

•

Regarding Notices served on September 5, 2002 relating to alleged discharges of petroleum, the parties have agreed to settle with respect to a service station on West Street in Manhattan for $10,000 in oversight costs and a penalty of $70,000, and with respect to a service station on Pike Street in New York City, for $10,000 in oversight costs and a $50,000 penalty.

•

Regarding 23 identical Notices served on the corporation on June 5, 2002, one for each of 23 service stations in New York, the parties have agreed to settle for oversight costs of $40,000, a penalty of $100,000, and an agreement to conduct a compliance audit at the sites.  The parties have agreed to settle an additional complaint for a site in Poughkeepsie, New York, for a $20,000 penalty.

•

Regarding a Notice served relating to alleged discharges of petroleum and failure to provide, test and maintain cathodic protection for underground tanks and piping at a service station on York Avenue in New York City, the parties have agreed to settle for $7,500 in oversight costs and a $100,000 penalty.

All of the above settlements are expected to be finalized, and payments to be made by the corporation, in the third quarter of 2004.

The Office of the Attorney General for the State of New York filed a complaint in 1992 in a matter captioned "State of New York v. Exxon Corporation, Arrow Petroleum, and Tartan Oil Corp, and 3rd party action Exxon Corporation v. 150 Fulton Realty Corp., Oil City Gas Company, and Martin Meyer".  The trial court's judgment in favor of all defendants was reversed by the 3rd Appellate Division in May 2004, and the case has been remanded for a new trial.  The New York Attorney General alleges that petroleum discharged at an Exxon-branded service station in Farmingdale, New York impacted soil and groundwater in the vicinity of a Dart service station located across the street, in violation of New York State Navigation Law.  The NYSDEC began remediation at the Dart service station in 1988, and has incurred more than $1.8 million in costs.  In its current complaint, the State is seeking recovery of its remediation costs as well as penalties in the amount of $1.25 million.  The corporation maintains that any contamination at the Exxon station was cleaned up by the corporation and that the contamination remediated by the NYSDEC was from operations at the Dart station.

In a lawsuit filed in June 2004, the State of New York is seeking compensatory damages of up to $2.4 million and penalties in excess of $250,000 in connection with remediation it undertook at a former Mobil-owned service station in Mahopac, New York.  The State alleges the corporation violated the New York State Navigation Law due to multiple releases and spills at the site in the 1970's, as well as a leaking underground storage tank and leaking waste oil tank in 1984, impacting the soil and groundwater in the vicinity.  The station was sold in the mid-1980's.  The corporation has only limited information concerning the allegations at this time.  The case is captioned "State of New York v. Exxon Mobil Corporation, ExxonMobil Oil Corporation, Frank J. Flory, Gasper J. Flory a.k.a. Jerry Flory, FRF Corp., Hilltop Service Station Co. Inc., Sclaffani Realty, Corp., Sclaffani Petroleum, Inc., and Top Gas, Inc.”  An appearance has been entered and the complaint has been demanded from the State. Discovery will commence after the complaint is received.

In a matter reported in the corporation's Form 10-Q for the first quarter of 2004, relating to an anticipated action by the NYSDEC with respect to a Mobil-branded service station in Springfield Gardens, New York, the NYSDEC has alleged additional violations of the Navigation Law and has increased the aggregate penalty demand to $600,000 (from $400,000) to settle the outstanding issues prior to filing of an enforcement action.  The NYSDEC alleges additional failures to report, provide information, and remediate. The parties currently intend to submit to non-binding mediation in the third quarter of 2004.

On May 5, 2004, a California Department of Toxic Substances Control ("DTSC") compliance officer met with personnel at the corporation's Torrance refinery in connection with the corporation's report in 2003 that it was discharging wastewater containing selenium above one part per million to the sewer that leads to the county treatment facility.  The DTSC issued a Summary of Violations dated December 31, 2003, alleging that such discharge is a violation of state hazardous waste regulations and demanding correction of the issue, but no demand for penalties was made at that time.  At the time of the May meeting with the corporation, the refinery discussed with the DTSC the refinery's proposed solution to remedy the issue.  The refinery is awaiting the DTSC's written response on its proposed solution.  At the meeting, the DTSC also indicated that it likely would seek a penalty for the alleged violation.  However, no specific demand has been made.

The corporation has reached a settlement with the South Coast Air Quality Management District (the "District") regarding matters previously reported by the corporation, and certain other matters, with respect to the Torrance, California refinery.  In exchange for a civil penalty of $8.25 million, the District agrees to release all outstanding Notices of Violation relating to the District's rules regarding tank seal self-inspection, reporting and repair, and other issues associated with other applicable rules within the District's authority to enforce. The settlement was filed in Los Angeles Superior Court, and the court judge entered the stipulated judgment on June 25, 2004.

Refer to the relevant portions of note 4 on pages 6 through 8 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

ISSUER PURCHASE OF EQUITY SECURITIES FOR QUARTER ENDED JUNE 30, 2004

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

April, 2004	13,286,760	$42.93	13,286,760

May, 2004	13,510,010	$43.08	13,510,010

June, 2004	17,874,046	$44.40	17,874,046

Total	44,670,816	$43.57	44,670,816	(See Note 1)

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

_____________________________________________

In accordance with the registrant's 2004 Non-Employee Director Restricted Stock Plan, each non-employee director elected at the 2004 annual meeting (8 persons) was granted 1,600 shares of restricted Common Stock on May 26, 2004.  This grant is exempt from registration under bonus stock interpretations such as the "no action" letter to Pacific Telesis Group (June 30, 1992).

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders on May 26, 2004, the following proposals were voted upon.  Percentages are based on the total of the shares voted for and against.

Concerning Election of Directors

	Votes		Votes
Nominees	Cast For		Withheld
Michael J. Boskin	5,358,811,938		81,302,224
James R. Houghton	5,321,656,619		118,457,543
William R. Howell	5,269,415,791		170,698,371
Reatha Clark King	5,319,186,114		120,928,048
Philip E. Lippincott	5,314,903,785		125,210,377
Harry J. Longwell	5,314,393,168		125,720,994
Henry A. McKinnell, Jr.	5,344,123,879		95,990,283
Marilyn Carlson Nelson	5,277,559,523		162,554,639
Lee R. Raymond	5,307,053,803		133,060,359
Walter V. Shipley	5,361,192,995		78,921,167
Rex W. Tillerson	5,316,045,911		124,068,251

Concerning Ratification of Independent Auditors
Votes Cast For:	5,320,274,637	98.7%
Votes Cast Against:	70,884,529	1.3%
Abstentions:	48,954,996
Broker Non-Votes:	0

Concerning Approval of 2004 Non-Employee Director Restricted Stock Plan
Votes Cast For:	4,037,296,126	94.2%
Votes Cast Against:	247,046,881	5.8%
Abstentions:	75,546,272
Broker Non-Votes:	1,080,224,883

Concerning Political Contributions
Votes Cast For:	291,505,353	7.3%
Votes Cast Against:	3,719,087,783	92.7%
Abstentions:	349,296,143
Broker Non-Votes:	1,080,224,883

Concerning Political Contributions Report
Votes Cast For:	383,908,692	9.5%
Votes Cast Against:	3,647,968,450	90.5%
Abstentions:	328,012,137
Broker Non-Votes:	1,080,224,883

Concerning Media Response on Equatorial Guinea
Votes Cast For:	298,608,408	7.6%
Votes Cast Against:	3,640,961,125	92.4%
Abstentions:	420,319,746
Broker Non-Votes:	1,080,224,883

Concerning Board Chairman and CEO
Votes Cast For:	1,149,721,763	27.1%
Votes Cast Against:	3,085,462,703	72.9%
Abstentions:	124,704,813
Broker Non-Votes:	1,080,224,883

Concerning Executive Compensation
Votes Cast For:	249,657,844	5.9%
Votes Cast Against:	4,014,130,040	94.1%
Abstentions:	96,101,395
Broker Non-Votes:	1,080,224,883

Concerning Equity Compensation Report
Votes Cast For:	289,408,452	7.0%
Votes Cast Against:	3,872,008,399	93.0%
Abstentions:	198,472,428
Broker Non-Votes:	1,080,224,883

Concerning Amendment of EEO Policy
Votes Cast For:	1,148,565,138	28.9%
Votes Cast Against:	2,820,260,570	71.1%
Abstentions:	391,063,571
Broker Non-Votes:	1,080,224,883

Concerning Climate Science Report
Votes Cast For:	352,637,817	8.8%
Votes Cast Against:	3,663,950,331	91.2%
Abstentions:	343,301,131
Broker Non-Votes:	1,080,224,883

See also pages 7 through 10, the section entitled "Director Relationships" on page 11, and pages 27 through 46 of the registrant's definitive proxy statement dated April 14, 2004.

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

Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by

  Principal Accounting Officer.

32.3

Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by

  Principal Financial Officer.

10(iii)(c)

2004 Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix B to the Proxy Statement of Exxon Mobil Corporation dated

  April 14, 2004).

b)

Reports on Form 8-K

On April 29, 2004, the registrant filed a Current Report on Form 8-K furnishing under Item 9, and also pursuant to Item 12, its News Release, dated April 29, 2004, announcing first quarter results and the information in the related 1Q04 Investor Relations Data Summary.

On July 29, 2004, the registrant filed a Current Report on Form 8-K furnishing under Item 9, and also pursuant to Item 12, its News Release, dated July 29, 2004, announcing second quarter results and the information in the related 2Q04 Investor Relations Data Summary.

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

Date: August 6, 2004

By:   /s/  Patrick T. Mulva

        Name:  Patrick T. Mulva

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

Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal

   Accounting Officer.

32.3

Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal

   Financial Officer.

10(iii)(c)

2004 Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix B to the Proxy Statement of Exxon Mobil Corporation dated

  April 14, 2004).