Form 10-Q
period 2004-09-30
EXXON MOBIL CORP
filed 2004-11-08
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                                                                     Outstanding as of September 30, 2004

Common stock, without par value                                                              6,451,295,611

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

TABLE OF CONTENTS

Page

Number

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Statement of Income

3

Three and nine months ended September 30, 2004 and 2003

Condensed Consolidated Balance Sheet

4

As of September 30, 2004 and December 31, 2003

Condensed Consolidated Statement of Cash Flows

5

Nine months ended September 30, 2004 and 2003

Notes to Condensed Consolidated Financial Statements

6-17

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

18-24

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

25

Item 4.

Controls and Procedures

25

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

25-26

Item 2.

Changes in Securities and Use of Proceeds

26

Item 6.

Exhibits and Reports on Form 8-K

27

Signature

28

Index to Exhibits

29

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars)

Three Months Ended	Nine Months Ended
September 30,	September 30,
	2004	2003	2004	2003
REVENUES AND OTHER INCOME
Sales and other operating revenue (1)	$74,854	$58,760	$210,134	$175,115
Income from equity affiliates	1,219	681	3,487	3,579
Other income	302	400	1,049	2,092
Total revenues and other income	76,375	59,841	214,670	180,786

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases	37,047	27,230	100,572	79,535
Production and manufacturing expenses	5,721	5,320	16,932	15,980
Selling, general and administrative expenses	3,372	3,246	9,946	9,688
Depreciation and depletion	2,431	2,203	7,154	6,554
Exploration expenses, including dry holes	388	227	789	556
Interest expense	459	41	557	153
Excise taxes (1)	7,045	5,900	19,975	17,627
Other taxes and duties	10,179	9,611	30,274	27,531
Income applicable to minority and preferred interests	199	101	495	574
Total costs and other deductions	66,841	53,879	186,694	158,198

INCOME BEFORE INCOME TAXES	9,534	5,962	27,976	22,588
Income taxes	3,854	2,312	11,066	8,278
INCOME BEFORE CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	5,680	3,650	16,910	14,310
Cumulative effect of accounting change,
net of income tax	0	0	0	550
NET INCOME	$5,680	$3,650	$16,910	$14,860

NET INCOME PER COMMON SHARE (dollars)
Income before cumulative effect of accounting change	$0.88	$0.55	$2.60	$2.15
Cumulative effect of accounting change,
net of income tax	0.00	0.00	0.00	0.08
Net income	$0.88	$0.55	$2.60	$2.23

NET INCOME PER COMMON SHARE - ASSUMING DILUTION (dollars)
Income before cumulative effect of accounting change	$0.88	$0.55	$2.59	$2.14
Cumulative effect of accounting change,
net of income tax	0.00	0.00	0.00	0.08
Net income	$0.88	$0.55	$2.59	$2.22

DIVIDENDS PER COMMON SHARE (dollars)	$0.27	$0.25	$0.79	$0.73

(1) Excise taxes included in sales and other
operating revenue	$7,045	$5,900	$19,975	$17,627

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)

Sept. 30,	Dec. 31,
2004	2003
ASSETS
Current assets
Cash and cash equivalents	$16,108	$10,626
Cash and cash equivalents - restricted (note 4)	4,602	0
Notes and accounts receivable - net	24,506	24,309
Inventories
Crude oil, products and merchandise	8,750	7,665
Materials and supplies	1,329	1,292
Prepaid taxes and expenses	2,640	2,068
Total current assets	57,935	45,960
Property, plant and equipment - net	104,893	104,965
Investments and other assets	24,605	23,353

TOTAL ASSETS	$187,433	$174,278

LIABILITIES
Current liabilities
Notes and loans payable	$4,913	$4,789
Accounts payable and accrued liabilities	32,107	28,445
Income taxes payable	7,175	5,152
Total current liabilities	44,195	38,386
Long-term debt	5,196	4,756
Deferred income tax liability	19,655	20,118
Other long-term liabilities	22,945	21,103

TOTAL LIABILITIES	91,991	84,363

SHAREHOLDERS' EQUITY
Benefit plan related balances	(511)	(634)
Common stock, without par value:
Authorized: 9,000 million shares
Issued: 8,019 million shares	4,452	4,468
Earnings reinvested	127,708	115,956
Accumulated other nonowner changes in equity
Cumulative foreign exchange translation adjustment	1,242	1,421
Minimum pension liability adjustment	(2,446)	(2,446)
Unrealized gains on stock investments	419	511
Common stock held in treasury:
1,568 million shares at September 30, 2004	(35,422)
1,451 million shares at December 31, 2003		(29,361)

TOTAL SHAREHOLDERS' EQUITY	95,442	89,915

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$187,433	$174,278

The number of shares of common stock issued and outstanding at September 30, 2004 and

December 31, 2003 were 6,451,295,611 and 6,568,137,609, respectively.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)

Nine Months Ended
September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,910	$14,860
Cumulative effect of accounting change, net of tax	0	(550)
Depreciation and depletion	7,154	6,554
Changes in operational working capital, excluding cash and debt	4,155	4,507
Ruhrgas transaction	0	(2,240)
All other items - net	24	(1,432)

Net cash provided by operating activities	28,243	21,699

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(8,579)	(9,305)
Sales of subsidiaries, investments, and property, plant and equipment	1,952	1,821
Increase in restricted cash and cash equivalents (note 4)	(4,602)	0
Other investing activities - net	209	(222)

Net cash used in investing activities	(11,020)	(7,706)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	371	31
Reductions in long-term debt	(113)	(865)
Additions/(reductions) in short-term debt - net	(244)	(600)
Cash dividends to ExxonMobil shareholders	(5,158)	(4,866)
Cash dividends to minority interests	(177)	(377)
Changes in minority interests and sales/(purchases)
of affiliate stock	(151)	(171)
Net ExxonMobil shares acquired	(6,235)	(3,788)

Net cash used in financing activities	(11,707)	(10,636)

Effects of exchange rate changes on cash	(34)	429

Increase/(decrease) in cash and cash equivalents	5,482	3,786
Cash and cash equivalents at beginning of period	10,626	7,229
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,108	$11,015

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$8,492	$5,238
Cash interest paid	$219	$320

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

In Allapattah v. Exxon, a jury in the United States District Court for the Southern District of Florida determined in January 2001 that a class of all Exxon dealers between March 1983 and August 1994 had been overcharged between 1.03 and 1.4 cents per gallon for gasoline.  Exxon sold a total of 39.8 billion gallons of gasoline to its dealers during this period.  The estimated value of the potential claims associated with the 39.8 billion gallons of gasoline is $494 million.  Including related interest, the total is approximately $1.3 billion.  On June 11, 2003, the Eleventh Circuit Court of Appeals affirmed the judgment and on March 15, 2004, denied a petition for Rehearing En Banc.  On October 12, 2004, the U.S. Supreme Court granted review of an issue raised by ExxonMobil as to whether the class in the District Court judgment should include members that individually do not satisfy the $50,000 minimum amount-in-controversy requirement in Federal court.  Members of the class may file claims through December 1, 2004.  As of September 30, 2004 claims representing approximately 90 percent of the gallons had been filed.  In light of the Supreme Court's decision to grant review of only part of ExxonMobil's appeal, ExxonMobil took an after-tax charge of $550 million in the third quarter reflecting the estimated liability, including interest and after considering potential set-offs and defenses, for the claims in excess of $50,000.

Tax issues for 1983-93 remain pending before the U.S. Tax Court.  The ultimate resolution of these issues is not expected to have a materially adverse effect upon the corporation’s operations or financial condition.

Other Contingencies

As of September 30, 2004
Equity	Other
Company	Third Party
Obligations	Obligations	Total
(millions of dollars)
Guarantees of excise taxes and custom duties
under reciprocal arrangements	$0	$1,018	$1,018
Other guarantees	2,065	418	2,483
Total	$2,065	$1,436	$3,501

The corporation and certain of its consolidated subsidiaries were contingently liable at September 30, 2004 for $3,501 million, primarily relating to guarantees for notes, loans and performance under contracts. This included $1,018 million representing guarantees of non-U.S. excise taxes and customs duties of other companies, entered into as a normal business practice, under reciprocal arrangements. Also included in this amount were guarantees by consolidated affiliates of $2,065 million, representing ExxonMobil’s share of obligations of certain equity companies.

Additionally, the corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the corporation’s operations or financial condition. The corporation's outstanding unconditional purchase obligations at September 30, 2004 were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

5.

Nonowner Changes in Shareholders' Equity

Three Months Ended		Nine Months Ended
September 30,		September 30,
2004	2003	2004	2003
(millions of dollars)
Net income	$5,680	$3,650	$16,910	$14,860
Changes in other nonowner changes in equity
Foreign exchange translation adjustment	559	652	(179)	2,568
Minimum pension liability adjustment	0	0	0	0
Unrealized gains/(losses) on stock investments	85	72	(92)	225
Total nonowner changes in shareholders' equity	$6,324	$4,374	$16,639	$17,653

6.

Earnings Per Share

Three Months Ended	Nine Months Ended
September 30,	September 30,
	2004	2003	2004	2003

NET INCOME PER COMMON SHARE
Income before cumulative effect of
accounting change (millions of dollars)	$5,680	$3,650	$16,910	$14,310

Weighted average number of common shares
outstanding (millions of shares)	6,464	6,619	6,505	6,653

Net income per common share (dollars)
Income before cumulative effect of accounting change	$0.88	$0.55	$2.60	$2.15
Cumulative effect of accounting change,
net of income tax	0.00	0.00	0.00	0.08
Net income	$0.88	$0.55	$2.60	$2.23

NET INCOME PER COMMON SHARE
- ASSUMING DILUTION
Income before cumulative effect of
accounting change (millions of dollars)	$5,680	$3,650	$16,910	$14,310

Weighted average number of common shares
outstanding (millions of shares)	6,464	6,619	6,505	6,653
Effect of employee stock-based awards	44	33	37	30
Weighted average number of common shares
outstanding - assuming dilution	6,508	6,652	6,542	6,683

Net income per common share
- assuming dilution (dollars)
Income before cumulative effect of accounting change	$0.88	$0.55	$2.59	$2.14
Cumulative effect of accounting change,
net of income tax	0.00	0.00	0.00	0.08
Net income	$0.88	$0.55	$2.59	$2.22

If the provisions for expensing the value of employee stock options of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” had been adopted prior to January 1, 2003, the impact on compensation expense, net income, and net income per share for periods in 2003 and 2004 would have been negligible.

7.

Annuity Benefits and Other Postretirement Benefits

Three Months Ended			Nine Months Ended
September 30,			September 30,
2004	2003	2004	2003
(millions of dollars)

Annuity Benefits - U.S.
Components of net benefit cost
Service cost	$76	$71	$230	$213
Interest cost	151	157	455	469
Expected return on plan assets	(155)	(106)	(462)	(315)
Amortization of actuarial loss/(gain)
and prior service cost	71	80	214	239
Net pension enhancement and
curtailment/settlement expense	45	51	133	152
Net benefit cost	$188	$253	$570	$758

Annuity Benefits - Non-U.S.
Components of net benefit cost
Service cost	$82	$79	$253	$236
Interest cost	198	181	593	544
Expected return on plan assets	(170)	(142)	(506)	(419)
Amortization of actuarial loss/(gain)
and prior service cost	93	98	274	292
Net pension enhancement and
curtailment/settlement expense	13	6	30	16
Net benefit cost	$216	$222	$644	$669

Other Postretirement Benefits
Components of net benefit cost
Service cost	$17	$11	$43	$30
Interest cost	80	61	218	157
Expected return on plan assets	(10)	(10)	(28)	(26)
Amortization of actuarial loss/(gain)
and prior service cost	52	31	128	79
Net benefit cost	$139	$93	$361	$240

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

The corporation offers a Medicare supplement plan to Medicare-eligible retirees which provides prescription drug benefits.  On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act provides a federal subsidy to employers sponsoring retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  The corporation believes that its Medicare supplement plan is at least actuarially equivalent to Medicare Part D and that it is not a significant event for the plan.  The corporation will defer recognition of the effects of the Act until December 31, 2004, the next measurement date of the plan obligations.

8.

Disclosures about Segments and Related Information

Three Months Ended		Nine Months Ended
September 30,		September 30,
2004	2003	2004	2003
(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	$1,173	$883	$3,564	$3,049
Non-U.S.	2,756	1,819	8,224	8,184
Downstream
United States	11	371	1,310	964
Non-U.S.	840	540	2,052	1,816
Chemical
United States	329	25	595	169
Non-U.S.	680	205	1,585	787
All other	(109)	(193)	(420)	(109)
Corporate total	$5,680	$3,650	$16,910	$14,860

Included in All Other above
Cumulative effect of accounting change	$0	$0	$0	$550

SALES AND OTHER OPERATING REVENUE (1)
Upstream
United States	$1,442	$1,441	$4,323	$4,649
Non-U.S.	3,921	3,355	12,338	11,051
Downstream
United States	18,284	14,269	52,041	41,692
Non-U.S.	43,837	34,748	121,676	102,657
Chemical
United States	2,808	1,989	7,633	5,942
Non-U.S.	4,557	2,948	12,101	9,097
All other	5	10	22	27
Corporate total	$74,854	$58,760	$210,134	$175,115

(1) Includes excise taxes

INTERSEGMENT REVENUE
Upstream
United States	$1,677	$1,279	$4,808	$4,134
Non-U.S.	5,843	3,674	15,400	11,520
Downstream
United States	2,130	1,610	5,768	4,717
Non-U.S.	8,310	5,728	22,096	16,108
Chemical
United States	1,368	891	3,604	2,401
Non-U.S.	1,126	781	3,115	2,395
All other	73	83	240	237

9.

Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the 6.125% notes due 2008 ($160 million of long-term debt at September 30, 2004) of Exxon Capital Corporation and the deferred interest debentures due 2012 ($1,217 million) and the debt securities due 2005-2011 ($85 million long-term and $10 million short-term) of SeaRiver Maritime Financial Holdings, Inc.  Exxon Capital Corporation and SeaRiver Maritime Financial Holdings, Inc. are 100 percent owned subsidiaries of Exxon Mobil Corporation.

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

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated statement of income for three months ended September 30, 2004
Revenues and other income
Sales and other operating revenue, including excise taxes	$3,240	$-	$-	$71,614	$-	$74,854
Income from equity affiliates	5,488	-	2	1,216	(5,487)	1,219
Other income	111	-	-	191	-	302
Intercompany revenue	6,395	9	5	51,628	(58,037)	-
Total revenues and other income	15,234	9	7	124,649	(63,524)	76,375
Costs and other deductions
Crude oil and product purchases	6,106	-	-	86,128	(55,187)	37,047
Production and manufacturing expenses	1,660	1	-	5,327	(1,267)	5,721
Selling, general and administrative expenses	525	1	-	2,921	(75)	3,372
Depreciation and depletion	349	1	-	2,081	-	2,431
Exploration expenses, including dry holes	73	-	-	315	-	388
Interest expense	683	8	34	1,260	(1,526)	459
Excise taxes	-	-	-	7,045	-	7,045
Other taxes and duties	4	-	-	10,175	-	10,179
Income applicable to minority and preferred interests	-	-	-	199	-	199
Total costs and other deductions	9,400	11	34	115,451	(58,055)	66,841
Income before income taxes	5,834	(2)	(27)	9,198	(5,469)	9,534
Income taxes	154	(1)	(10)	3,711	-	3,854
Income before accounting change	5,680	(1)	(17)	5,487	(5,469)	5,680
Accounting change	-	-	-	-	-	-
Net income	$5,680	$(1)	$(17)	$5,487	$(5,469)	$5,680

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated statement of income for three months ended September 30, 2003
Revenues and other income
Sales and other operating revenue, including excise taxes	$2,799	$-	$-	$55,961	$-	$58,760
Income from equity affiliates	3,547	-	2	681	(3,549)	681
Other income	123	-	-	277	-	400
Intercompany revenue	4,430	8	4	34,913	(39,355)	-
Total revenues and other income	10,899	8	6	91,832	(42,904)	59,841
Costs and other deductions
Crude oil and product purchases	4,377	-	-	59,513	(36,660)	27,230
Production and manufacturing expenses	1,583	1	1	5,195	(1,460)	5,320
Selling, general and administrative expenses	509	-	-	2,773	(36)	3,246
Depreciation and depletion	365	1	1	1,836	-	2,203
Exploration expenses, including dry holes	42	-	-	185	-	227
Interest expense	133	6	30	1,036	(1,164)	41
Excise taxes	-	-	-	5,900	-	5,900
Other taxes and duties	3	-	-	9,608	-	9,611
Income applicable to minority and preferred interests	-	-	-	101	-	101
Total costs and other deductions	7,012	8	32	86,147	(39,320)	53,879
Income before income taxes	3,887	-	(26)	5,685	(3,584)	5,962
Income taxes	237	-	(10)	2,085	-	2,312
Income before accounting change	3,650	-	(16)	3,600	(3,584)	3,650
Accounting change	-	-	-	-	-	-
Net income	$3,650	$-	$(16)	$3,600	$(3,584)	$3,650

Condensed consolidated statement of income for nine months ended September 30, 2004
Revenues and other income
Sales and other operating revenue, including excise taxes	$9,571	$-	$-	$200,563	$-	$210,134
Income from equity affiliates	15,639	-	10	3,486	(15,648)	3,487
Other income	264	-	-	785	-	1,049
Intercompany revenue	17,311	23	14	139,442	(156,790)	-
Total revenues and other income	42,785	23	24	344,276	(172,438)	214,670
Costs and other deductions
Crude oil and product purchases	16,410	-	-	232,660	(148,498)	100,572
Production and manufacturing expenses	4,912	2	-	15,781	(3,763)	16,932
Selling, general and administrative expenses	1,484	3	-	8,665	(206)	9,946
Depreciation and depletion	1,062	3	1	6,088	-	7,154
Exploration expenses, including dry holes	174	-	-	615	-	789
Interest expense	1,016	17	101	3,771	(4,348)	557
Excise taxes	-	-	-	19,975	-	19,975
Other taxes and duties	10	-	-	30,264	-	30,274
Income applicable to minority and preferred interests	-	-	-	495	-	495
Total costs and other deductions	25,068	25	102	318,314	(156,815)	186,694
Income before income taxes	17,717	(2)	(78)	25,962	(15,623)	27,976
Income taxes	807	(2)	(31)	10,292	-	11,066
Income before accounting change	16,910	-	(47)	15,670	(15,623)	16,910
Accounting change	-	-	-	-	-	-
Net income	$16,910	$-	$(47)	$15,670	$(15,623)	$16,910

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated statement of income for nine months ended September 30, 2003
Revenues and other income
Sales and other operating revenue, including excise taxes	$8,642	$-	$-	$166,473	$-	$175,115
Income from equity affiliates	14,219	-	6	3,570	(14,216)	3,579
Other income	350	-	-	1,742	-	2,092
Intercompany revenue	13,138	25	14	105,101	(118,278)	-
Total revenues and other income	36,349	25	20	276,886	(132,494)	180,786
Costs and other deductions
Crude oil and product purchases	12,867	-	-	177,915	(111,247)	79,535
Production and manufacturing expenses	4,920	2	1	14,556	(3,499)	15,980
Selling, general and administrative expenses	1,399	1	-	8,361	(73)	9,688
Depreciation and depletion	1,132	4	2	5,416	-	6,554
Exploration expenses, including dry holes	106	-	-	450	-	556
Interest expense	456	16	91	3,068	(3,478)	153
Excise taxes	-	-	-	17,627	-	17,627
Other taxes and duties	6	-	-	27,525	-	27,531
Income applicable to minority and preferred interests	-	-	-	574	-	574
Total costs and other deductions	20,886	23	94	255,492	(118,297)	158,198
Income before income taxes	15,463	2	(74)	21,394	(14,197)	22,588
Income taxes	1,153	1	(28)	7,152	-	8,278
Income before accounting change	14,310	1	(46)	14,242	(14,197)	14,310
Accounting change	550	-	-	481	(481)	550
Net income	$14,860	$1	$(46)	$14,723	$(14,678)	$14,860

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated balance sheet as of September 30, 2004
Cash and cash equivalents	$6,458	$-	$-	$9,650	$-	$16,108
Cash and cash equivalents - restricted	4,602	-	-	-	-	4,602
Notes and accounts receivable - net	4,547	-	-	19,959	-	24,506
Inventories	1,200	-	-	8,879	-	10,079
Prepaid taxes and expenses	1,032	-	27	1,581	-	2,640
Total current assets	17,839	-	27	40,069	-	57,935
Property, plant and equipment - net	15,717	96	-	89,080	-	104,893
Investments and other assets	141,386	-	516	359,183	(476,480)	24,605
Intercompany receivables	8,733	1,138	1,550	304,721	(316,142)	-
Total assets	$183,675	$1,234	$2,093	$793,053	$(792,622)	$187,433

Notes and loan payables	$1,139	$-	$10	$3,764	$-	$4,913
Accounts payable and accrued liabilities	3,777	1	-	28,329	-	32,107
Income taxes payable	-	1	-	7,174	-	7,175
Total current liabilities	4,916	2	10	39,267	-	44,195
Long-term debt	261	160	1,302	3,473	-	5,196
Deferred income tax liabilities	3,020	28	294	16,313	-	19,655
Other long-term liabilities	5,374	13	-	17,558	-	22,945
Intercompany payables	74,662	242	382	240,856	(316,142)	-
Total liabilities	88,233	445	1,988	317,467	(316,142)	91,991

Earnings reinvested	127,708	4	(289)	85,049	(84,764)	127,708
Other shareholders' equity	(32,266)	785	394	390,537	(391,716)	(32,266)
Total shareholders' equity	95,442	789	105	475,586	(476,480)	95,442
Total liabilities and shareholders' equity	$183,675	$1,234	$2,093	$793,053	$(792,622)	$187,433

Condensed consolidated balance sheet as of December 31, 2003
Cash and cash equivalents	$5,647	$-	$-	$4,979	$-	$10,626
Cash and cash equivalents - restricted	-	-	-	-	-	-
Notes and accounts receivable - net	5,781	-	-	18,528	-	24,309
Inventories	1,027	-	-	7,930	-	8,957
Prepaid taxes and expenses	91	-	-	1,977	-	2,068
Total current assets	12,546	-	-	33,414	-	45,960
Property, plant and equipment - net	16,733	98	1	88,133	-	104,965
Investments and other assets	128,282	-	506	363,103	(468,538)	23,353
Intercompany receivables	9,463	1,114	1,540	381,683	(393,800)	-
Total assets	$167,024	$1,212	$2,047	$866,333	$(862,338)	$174,278

Notes and loan payables	$1,104	$-	$10	$3,675	$-	$4,789
Accounts payable and accrued liabilities	3,538	6	-	24,901	-	28,445
Income taxes payable	1,457	-	-	3,695	-	5,152
Total current liabilities	6,099	6	10	32,271	-	38,386
Long-term debt	261	266	1,206	3,023	-	4,756
Deferred income tax liabilities	3,643	29	296	16,150	-	20,118
Other long-term liabilities	3,991	16	-	17,096	-	21,103
Intercompany payables	63,115	106	382	330,197	(393,800)	-
Total liabilities	77,109	423	1,894	398,737	(393,800)	84,363

Earnings reinvested	115,956	4	(241)	72,012	(71,775)	115,956
Other shareholders' equity	(26,041)	785	394	395,584	(396,763)	(26,041)
Total shareholders' equity	89,915	789	153	467,596	(468,538)	89,915
Total liabilities and shareholders' equity	$167,024	$1,212	$2,047	$866,333	$(862,338)	$174,278

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated statement of cash flows for nine months ended September 30, 2004
Cash provided by/(used in) operating activities	$5,665	$(6)	$10	$25,207	$(2,633)	$28,243
Cash flows from investing activities
Additions to property, plant and equipment	(802)	-	-	(7,777)	-	(8,579)
Sales of long-term assets	360	-	-	1,592	-	1,952
Increase in restricted cash and cash equivalents	(4,602)	-	-	-	-	(4,602)
Net intercompany investing	11,583	(24)	(10)	(11,723)	174	-
All other investing, net	-	-	-	209	-	209
Net cash provided by/(used in) investing activities	6,539	(24)	(10)	(17,699)	174	(11,020)
Cash flows from financing activities
Additions to long-term debt	-	-	-	371	-	371
Reductions in long-term debt	-	(106)	-	(7)	-	(113)
Additions/(reductions) in short-term debt - net	-	-	-	(244)	-	(244)
Cash dividends	(5,158)	-	-	(2,633)	2,633	(5,158)
Net ExxonMobil shares sold/(acquired)	(6,235)	-	-	-	-	(6,235)
Net intercompany financing activity	-	136	-	38	(174)	-
All other financing, net	-	-	-	(328)	-	(328)
Net cash provided by/(used in) financing activities	(11,393)	30	-	(2,803)	2,459	(11,707)
Effects of exchange rate changes on cash	-	-	-	(34)	-	(34)
Increase/(decrease) in cash and cash equivalents	$811	$-	$-	$4,671	$-	$5,482

Condensed consolidated statement of cash flows for nine months ended September 30, 2003
Cash provided by/(used in) operating activities	$1,154	$20	$(9)	$21,644	$(1,110)	$21,699
Cash flows from investing activities
Additions to property, plant and equipment	(1,315)	-	-	(7,990)	-	(9,305)
Sales of long-term assets	126	-	-	1,695	-	1,821
Increase in restricted cash and cash equivalents	-	-	-	-	-	-
Net intercompany investing	10,152	(48)	9	(10,119)	6	-
All other investing, net	-	-	-	(222)	-	(222)
Net cash provided by/(used in) investing activities	8,963	(48)	9	(16,636)	6	(7,706)
Cash flows from financing activities
Additions to long-term debt	-	-	-	31	-	31
Reductions in long-term debt	-	-	-	(865)	-	(865)
Additions/(reductions) in short-term debt - net	-	(6)	-	(594)	-	(600)
Cash dividends	(4,866)	(93)	-	(1,017)	1,110	(4,866)
Net ExxonMobil shares sold/(acquired)	(3,788)	-	-	-	-	(3,788)
Net intercompany financing activity	-	148	-	(121)	(27)	-
All other financing, net	-	(21)	-	(548)	21	(548)
Net cash provided by/(used in) financing activities	(8,654)	28	-	(3,114)	1,104	(10,636)
Effects of exchange rate changes on cash	-	-	-	429	-	429
Increase/(decrease) in cash and cash equivalents	$1,463	$-	$-	$2,323	$-	$3,786

EXXON MOBIL CORPORATION

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

Third Quarter		First Nine Months
2004	2003	2004	2003
(millions of dollars)
Net Income (U.S. GAAP)
Upstream
United States	$1,173	$883	$3,564	$3,049
Non-U.S.	2,756	1,819	8,224	8,184
Downstream
United States	11	371	1,310	964
Non-U.S.	840	540	2,052	1,816
Chemical
United States	329	25	595	169
Non-U.S.	680	205	1,585	787
Corporate and financing	(109)	(193)	(420)	(659)
Income before accounting change	5,680	3,650	16,910	14,310
Accounting change	0	0	0	550
Net Income (U.S. GAAP)	$5,680	$3,650	$16,910	$14,860

Net income per common share	$0.88	$0.55	$2.60	$2.23
Net income per common share - assuming dilution	$0.88	$0.55	$2.59	$2.22

Special items included in net income
Non-U.S. Upstream
Gain on transfer of Ruhrgas shares	$0	$0	$0	$1,700
U.S. Downstream
Allapattah lawsuit provision	$(550)	$0	$(550)	$0

REVIEW OF THIRD QUARTER AND FIRST NINE MONTHS 2004 RESULTS

Exxon Mobil Corporation estimated third quarter 2004 net income of $5,680 million ($0.88 per share), including a $550 million charge for the Allapattah lawsuit provision, increased $2,030 million from the third quarter of 2003.  Revenues and other income for the third quarter of 2004 totaled $76,375 million compared with $59,841 million in 2003, reflecting significantly higher prices.

_____________________________________________

Record net income of $16,910 million ($2.59 per share) for the first nine months of 2004 increased $2,050 million from 2003.  Net income for 2004 included a provision of $550 million for the Allapattah lawsuit.  Net income for the first nine months of 2003 included a $550 million positive impact for the required adoption of FAS 143 relating to accounting for asset retirement obligations and a one-time gain of $1,700 million from the transfer of shares in Ruhrgas AG.  Revenues and other income for the first nine months of 2004 totaled $214,670 million compared with $180,786 million in 2003, reflecting higher prices.

Third Quarter		First Nine Months
2004	2003	2004	2003
(millions of dollars)
Upstream
United States	$1,173	$883	$3,564	$3,049
Non-U.S.	2,756	1,819	8,224	8,184
Total	$3,929	$2,702	$11,788	$11,233
Special items included in net income
Non-U.S. Upstream
Gain on transfer of Ruhrgas shares	$0	$0	$0	$1,700

Upstream earnings were $3,929 million, an increase of $1,227 million from the third quarter of 2003 reflecting higher crude oil and natural gas prices.

Liquids production of 2,506 kbd (thousands of barrels per day) increased by 1 percent versus the third quarter of 2003.  Higher production from new fields in West Africa and Norway was partly offset by natural field decline in mature areas, adverse entitlement effects, divestment impacts, and planned maintenance activity.

Third quarter natural gas production increased to 8,428 mcfd (millions of cubic feet per day) from 8,323 mcfd last year.  Higher European volumes, the impact of projects and work programs and an additional LNG train in Qatar were partly offset by natural field decline in mature areas, planned maintenance activity, divestment impacts and adverse entitlement effects.

On an oil-equivalent basis, production increased by 1 percent versus third quarter 2003.  Plans for long-term capacity increases remain on track as reflected by continued high levels of capital spending.

Earnings from U.S. upstream operations were $1,173 million, up $290 million.  Non-U.S. upstream earnings of $2,756 million were $937 million higher than last year's third quarter.

_____________________________________________

Upstream earnings in the first nine months of 2004 of $11,788 million increased $555 million from the first nine months of 2003 which included a $1,700 million gain from the transfer of shares of Ruhrgas AG.  First nine months 2004 results benefited from higher liquids and natural gas realizations and increased production.

Liquids production of 2,574 kbd increased by 3 percent versus the first nine months of 2003.  Higher production in West Africa and Norway, was partly offset by natural field decline in mature areas, adverse entitlement effects and divestment impacts.

Natural gas production of 9,640 mcfd, decreased 230 mcfd from 2003.  Natural field decline in mature areas, adverse entitlement effects and divestment impacts were partly offset by the start-up of an additional LNG train in Qatar and by projects and work programs.

On an oil-equivalent basis, production increased by 1 percent from the first nine months of last year.  Excluding divestment and entitlement effects, production increased by 4 percent.

Earnings from U.S. upstream operations for the first nine months of 2004 were $3,564 million, an increase of $515 million.  Earnings outside the U.S. of $8,224 million compared to $8,184 million, which included the one-time $1,700 million Ruhrgas gain.  Non-U.S. earnings benefited from liquids production growth and higher liquids and natural gas realizations.

Third Quarter		First Nine Months
2004	2003	2004	2003
(millions of dollars)
Downstream
United States	$11	$371	$1,310	$964
Non-U.S.	840	540	2,052	1,816
Total	$851	$911	$3,362	$2,780
Special items included in net income
U.S. Downstream
Allapattah lawsuit provision	$(550)	$0	$(550)	$0

Downstream earnings in the third quarter 2004 were $851 million and included a $550 million charge for the Allapattah lawsuit provision.  Third quarter 2004 results benefited from stronger refining margins and higher refinery throughput from more efficient operations partly offset by continued weakness in marketing margins.  Petroleum product sales were 8,242 kbd, 311 kbd higher than last year's third quarter.

U.S. downstream earnings of $11 million increased $190 million from last year's third quarter before the lawsuit provision.  Non-U.S. downstream earnings of $840 million were $300 million higher than last year's third quarter.

_____________________________________________

Downstream earnings in the first nine months of 2004 of $3,362 million, including the $550 million lawsuit provision, compared to $2,780 million in the first nine months of 2003, the increase reflecting stronger worldwide refining margins and higher refinery throughput partly offset by weak marketing margins.  Petroleum product sales of 8,131 kbd compared with 7,862 kbd in the first nine months of 2003.

U.S. downstream earnings of $1,310 million increased $896 million from 2003, before the lawsuit provision.  Non-U.S. downstream earnings of $2,052 million were $236 million higher than last year.

Third Quarter		First Nine Months
2004	2003	2004	2003
(millions of dollars)
Chemical
United States	$329	$25	$595	$169
Non-U.S.	680	205	1,585	787
Total	$1,009	$230	$2,180	$956

Chemical earnings in the third quarter of 2004 were a record $1,009 million and were up $779 million from the same quarter a year ago due to improved margins and increased sales volumes.  Record prime product sales of 7,117 kt (thousands of metric tons) were up 457 kt, reflecting improved demand.

_____________________________________________

Chemical earnings for the first nine months of $2,180 million were up $1,224 million from 2003 due to improved margins, higher volumes and favorable foreign exchange effects.  Prime product sales were 20,839 kt, up 5 percent, reflecting higher demand.

Third Quarter		First Nine Months
2004	2003	2004	2003
(millions of dollars)
All other segments
Corporate and financing	$(109)	$(193)	$(420)	$(659)
Accounting change	0	0	0	550
Total	$(109)	$(193)	$(420)	$(109)

Corporate and financing expenses in the third quarter of 2004 of $109 million decreased by $84 million mainly due to lower U.S. pension costs and higher interest income.

_____________________________________________

Corporate and financing expenses for the first nine months of 2004 of $420 million decreased by $239 million mainly due to lower U.S. pension costs and lower net interest expense.  First quarter 2003 earnings included a $550 million positive impact from the required adoption of the new accounting standard for asset retirement obligations.

LIQUIDITY AND CAPITAL RESOURCES

First Nine Months
2004	2003
(millions of dollars)
Net cash provided by/(used in)
Operating activities	$28,243	$21,699
Investing activities	(11,020)	(7,706)
Financing activities	(11,707)	(10,636)
Effect of exchange rate changes	(34)	429
Increase/(decrease) in cash and cash equivalents	$5,482	$3,786

Cash and cash equivalents	$16,108	$11,015
Cash and cash equivalents - restricted (note 4)	4,602	0
Total cash and cash equivalents (at end of period)	$20,710	$11,015

Cash provided by operating activities totaled $28,243 million for the first nine months of 2004 versus $21,699 million in the same period last year which included non-cash net income for the site restoration accounting change and the Ruhrgas transaction.  Major sources of funds were net income of $16,910 million and non-cash provisions of $7,154 million for depreciation and depletion.  For additional details, see the Condensed Consolidated Statement of Cash Flows on page 5.

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

Investing activities in 2004 used net cash of $11,020 million compared to $7,706 million in the prior year. Spending for additions to property, plant and equipment of $8,579 million and proceeds from asset divestments of $1,952 million were comparable to the respective amounts in the prior year.  As discussed in note 4 to the condensed consolidated financial statements, investing activities in 2004 included a pledge in the second quarter by the corporation to the issuer of a litigation related appeal bond of collateral consisting of restricted cash and cash equivalents of $4,602 million.

Net cash used in financing activities of $11,707 million in the first nine months of 2004 compared to $10,636 million in the 2003 period reflecting a higher level of purchases of ExxonMobil shares in the current year partially offset by the absence of debt reduction in the prior year.

Total cash and cash equivalents, including the $4.6 billion of restricted cash, was $20.7 billion at the end of the third quarter of 2004.

During the third quarter of 2004, the corporation purchased 65 million shares of its common stock for the treasury at a gross cost of $3,010 million.  Shares outstanding were reduced from 6,506 million at the end of the second quarter of 2004 to 6,451 million at the end of the third quarter.  During the first nine months of 2004, the corporation purchased 157 million shares of its common stock for the treasury at a gross cost of $6,910 million.  These purchases were to offset shares issued in conjunction with company benefit plans and programs and to reduce the number of shares outstanding.  Purchases may be made in both the open market and through negotiated transactions and may be increased, decreased or discontinued at any time without prior notice.

Total debt of $10.1 billion at September 30, 2004 was $0.6 billion higher than at year-end 2003.  The corporation's debt to total capital ratio was 9.3 percent at the end of both the third quarter of 2004 and year-end 2003.

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

The corporation, as part of its ongoing asset management program, continues to evaluate its mix of assets for potential upgrade.  Because of the ongoing nature of this program, dispositions will continue to be made from time to time which will result in either gains or losses.  On November 1, 2004 the corporation announced that its subsidiary, Esso Nederland B.V., had signed a Heads of Agreement (HOA) with the State of the Netherlands and Shell Nederland B.V. to restructure its interest in the Dutch gas transportation business.  The HOA contains the principal terms and conditions under which Esso Nederland B.V. and Shell Nederland B.V. will agree to transfer their ownership share of 25 percent each in Gasunie's gas transportation business to the State of the Netherlands. The corporation's net compensation is expected to be 1.4 billion Euros.  The final transaction remains subject to regulatory reviews.  The parties intend to finalize the restructuring by mid-2005. It is anticipated that this restructuring will have a positive impact on the corporation's results.

TAXES

Third Quarter		First Nine Months
2004	2003	2004	2003
(millions of dollars)
Taxes
Income taxes	$3,854	$2,312	$11,066	$8,278
Excise taxes	7,045	5,900	19,975	17,627
All other taxes and duties	10,791	10,207	32,186	29,381
Total	$21,690	$18,419	$63,227	$55,286

Effective income tax rate	41.9%	40.3%	41.4%	38.5%

Income, excise and all other taxes for the third quarter of 2004 of $21,690 million were up $3,271 million compared to last year.  In the third quarter of 2004 income tax expense was $3,854 million and the effective income tax rate was 41.9 percent, compared to $2,312 million and 40.3 percent, respectively, in the prior year period.  Excise and all other taxes and duties were higher reflecting higher prices and foreign exchange effects.

_____________________________________________

Income, excise and all other taxes for the first nine months of 2004 of $63,227 million were up $7,941 million compared to last year.  First nine months of 2004 income tax expense was $11,066 million and the effective income tax rate was 41.4 percent, compared to $8,278 million and 38.5 percent, respectively, in the prior year period.  The effective income tax rate in the first nine months of 2004 was similar to the prior year, excluding the income tax effects of the gain on the Ruhrgas share transfer in the first quarter of 2003.  During both years, the corporation continued to benefit from the favorable resolution of tax related issues.  Excise and all other taxes and duties were higher reflecting higher prices and foreign exchange effects.

CAPITAL AND EXPLORATION EXPENDITURES

Third Quarter		First Nine Months
2004	2003	2004	2003
(millions of dollars)
Capital and exploration expenditures
Upstream (including exploration expenses)	$2,877	$2,979	$8,421	$8,684
Downstream	600	668	1,734	1,962
Chemical	154	183	434	485
Other	3	8	63	34
Total	$3,634	$3,838	$10,652	$11,165

In the third quarter, ExxonMobil continued its active investment program, spending $3,634 million on capital and exploration projects, compared with $3,838 million last year, reflecting continued strong levels of upstream spending.

_____________________________________________

Capital and exploration expenditures were $10,652 million in the first nine months of 2004 compared to $11,165 million in the prior year period.

In 2003, the corporation invested over $15 billion in capital projects and exploration activities and expects to invest at a similar level for the next couple of years.  ExxonMobil is pursuing all attractive opportunities with the same disciplined investment approach that has delivered results in the past.

EMERGING ISSUE RELATED TO ACCOUNTING FOR SUSPENDED WELL COSTS

At its September 29-30, 2004 meeting, the Emerging Issues Task Force (EITF) discussed Issue No. 04-9, "Accounting for Suspended Well Costs." FASB Statement No. 19 (FAS 19), "Financial Accounting and Reporting by Oil and Gas Producing Companies", requires costs of drilling exploratory wells to be capitalized pending determination of whether the well has found proved reserves.  If the well has found proved reserves, the capitalized costs are included in wells, equipment, and facilities.  If, however, the well has not found proved reserves, the capitalized costs of drilling the well are expensed, net of any salvage value, within one year except under certain specific circumstances.  Questions have arisen in practice about the application of this guidance.  The EITF agreed to remove this issue from the EITF agenda and requested that the FASB consider an amendment to FAS 19 to address this issue.  The EITF recommended that the FASB amend FAS 19 to permit the continued capitalization of exploratory well costs beyond one year if (a) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (b) the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project.

ExxonMobil continues to carry as an asset the cost of drilling exploratory wells that find sufficient quantities of reserves to justify their completion as producing wells if the required capital expenditure is made and drilling of additional exploratory wells is under way or firmly planned for the near future.  Once exploration activities demonstrate that sufficient quantities of commercially producible reserves have been discovered, continued capitalization is dependent on project reviews, which take place at least annually, to ensure that satisfactory progress toward ultimate development of the reserves is being achieved.  Exploratory well costs not meeting these criteria are charged to expense.  ExxonMobil does not believe that this issue will have a material impact on its financial statements.

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

EXXON MOBIL CORPORATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the nine months ended September 30, 2004, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2003.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the corporation's principal executive officer, principal accounting officer and principal financial officer have evaluated the corporation's disclosure controls and procedures as of September 30, 2004.  Based on that evaluation, these officers have concluded that the corporation's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis.  There have not been changes in the corporation's internal control over financial reporting that occurred during the corporation's last fiscal quarter that have materially affected, or are reasonably likely to materially affect the corporation's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In a previously reported matter, the United States Environmental Protection Agency ("EPA") formally withdrew its Notice of Violation issued on November 14, 2003 alleging that the corporation's Baytown refinery released for distribution a batch of conventional gasoline with a Reid vapor pressure (RVP) in excess of prescribed limits.  The EPA accepted ExxonMobil's arguments, reversed its position on the merits, and determined that ExxonMobil had not violated the RVP standard.  The letter of withdrawal was received from the EPA on September 28, 2004.

Regarding a previously reported matter, the corporation executed a settlement agreement with the Office of the Attorney General of the State of New York ("New York"), and a consent order was entered into, in September 2004, in the case "State of New York v. Mobil Business Resources Corporation f/k/a Mobil Administration Services, Inc. and Mobil Oil Corporation, f/k/a Socony Vacuum Oil Company."  New York had alleged that petroleum was discharged from an underground storage tank at a corporation-owned Mobil service station in Mamaroneck, New York, and that the corporation failed to remediate and report the alleged spill.  Pursuant to the settlement, the corporation paid $250,000 in penalties in September, with another $300,000 in penalties being suspended (payable only if the corporation fails to complete the remediation under the consent order).  The total settlement value was $3.65 million, including past remediation costs, interest and penalties.

In another previously reported matter, the corporation and the EPA have signed a consent decree in the case "U.S. v. Mobil Exploration & Producing U.S., Inc.".  This case relates to the McElmo Creek and Ratherford production units in Utah, which are operated by the corporation and in which it has an interest.  The EPA had alleged that the units had violated the Spill Prevention Control and Countermeasures Regulations and the Clean Water Act by reason of discharges of produced waters into navigable waters of the United States.  Under the terms of the consent decree, the corporation has agreed to pay a penalty in the amount of $515,000 (anticipated to be paid in fourth quarter 2004) and to undertake a supplemental environmental project in the amount of $327,000.  The consent decree was entered in the U.S. District Court for Utah, Central Division, on September 29, 2004, following a 30-day comment period.

The EPA issued a complaint on August 13, 2004 (in the matter of ExxonMobil Chemical Company, Baytown, Texas), which arose out of a multimedia inspection conducted at the corporation's Baytown Chemical Plant (BTCP) in August 1999.  The complaint alleges that the inspector identified three open-ended lines in the Paraxylene Adsorption Unit, one open-ended line in the Naptha Rerun Unit, and three open-ended lines in the Isobutylene Unit in violation of the Clean Air Act.  The lines were all plugged prior to the conclusion of the inspection.  The complaint also alleges that BTCP failed to timely submit two semi-annual reports for the Butyl Polymers Elastomer Product Process Unit.  The complaint proposes a civil penalty of $126,500.  The corporation answered the complaint on October 25, 2004, generally denying the allegations pending further investigation.  A meeting with EPA Region 6 is expected to be arranged in the near future to discuss resolution of the allegations.

Refer to the relevant portions of note 4 on pages 6 through 8 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

ISSUER PURCHASE OF EQUITY SECURITIES FOR QUARTER ENDED SEPTEMBER 30, 2004

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

July, 2004	15,472,841	$45.45	15,472,841

August, 2004	24,335,496	$45.36	24,335,496

September, 2004	25,190,197	$47.77	25,190,197

Total	64,998,534	$46.31	64,998,534	(See Note 1)

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

Item 6.  Exhibits and Reports on Form 8-K

a)

Exhibits

10(iii)(c.2)

2004 Non-Employee Director Restricted Stock Plan, July 28, 2004 resolution.

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

On September 1, 2004, the registrant filed a Current Report on Form 8-K furnishing under Item 7.01 information about the intention of Harry J. Longwell, executive vice president and a director of Exxon Mobil Corporation, to retire.

On October 15, 2004, the registrant filed a Current Report on Form 8-K under Item 8.01 about a court ruling related to the Allapattah case.

On October 28, 2004, the registrant filed a Current Report on Form 8-K furnishing under Item 7.01, and also pursuant to Item 2.02, its News Release, dated October 28, 2004, announcing third quarter results and the information in the related 3Q04 Investor Relations Data Summary.

On November 1, 2004, the registrant filed a Current Report on Form 8-K under Item 8.01 announcing the restructuring of its interest in the Dutch gas transportation business.

Reports listed above as “furnished” under Items 9 and 12 and Items 2.02 and 7.01 are not deemed “filed” with the SEC and are not incorporated by reference herein or in any other SEC filings.

EXXON MOBIL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION

Date: November 8, 2004

By:   /s/  Patrick T. Mulva

        Name:  Patrick T. Mulva

        Title:     Vice President, Controller and

                      Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit

Description

10(iii)(c.2)

2004 Non-Employee Director Restricted Stock Plan, July 28, 2004 resolution.

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