Form 10-Q
period 2005-03-31
EXXON MOBIL CORP
filed 2005-05-05
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                                                                     Outstanding as of March 31, 2005

Common stock, without par value                                                              6,365,734,547

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

TABLE OF CONTENTS

Page

Number

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Statement of Income

3

Three months ended March 31, 2005 and 2004

Condensed Consolidated Balance Sheet

4

As of March 31, 2005 and December 31, 2004

Condensed Consolidated Statement of Cash Flows

5

Three months ended March 31, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

6-16

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

17-21

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

22

Item 4.

Controls and Procedures

22

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

22-23

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 6.

Exhibits

24

Signature

25

Index to Exhibits

26

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars)

Three Months Ended
March 31,
	2005	2004
REVENUES AND OTHER INCOME
Sales and other operating revenue (1) (2)	$79,475	$66,060
Income from equity affiliates	1,556	1,256
Other income	1,020	286
Total revenues and other income	82,051	67,602

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases (2)	39,289	30,545
Production and manufacturing expenses	6,108	5,523
Selling, general and administrative expenses	3,451	3,242
Depreciation and depletion	2,553	2,373
Exploration expenses, including dry holes	173	175
Interest expense	56	48
Excise taxes (1)	7,238	6,416
Other taxes and duties	10,185	10,164
Income applicable to minority and preferred interests	95	154
Total costs and other deductions	69,148	58,640

INCOME BEFORE INCOME TAXES	12,903	8,962
Income taxes	5,043	3,522
NET INCOME	$7,860	$5,440

NET INCOME PER COMMON SHARE (dollars)	$1.23	$0.83

NET INCOME PER COMMON SHARE
- ASSUMING DILUTION (dollars)	$1.22	$0.83

DIVIDENDS PER COMMON SHARE (dollars)	$0.27	$0.25

(1) Excise taxes included in sales and other
operating revenue	$7,238	$6,416

(2) Amounts included in sales and other operating revenue for purchases/sales contracts with the same counterparty
(associated costs are included in crude oil and product
purchases). See note 2 on page 6.	$7,160	$6,064

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)

March 31,	Dec. 31,
2005	2004
ASSETS
Current assets
Cash and cash equivalents	$25,165	$18,531
Cash and cash equivalents - restricted (note 3)	4,604	4,604
Notes and accounts receivable - net	25,489	25,359
Inventories
Crude oil, products and merchandise	9,124	8,136
Materials and supplies	1,338	1,351
Prepaid taxes and expenses	2,870	2,396
Total current assets	68,590	60,377
Property, plant and equipment - net	107,415	108,639
Investments and other assets	25,247	26,240

TOTAL ASSETS	$201,252	$195,256

LIABILITIES
Current liabilities
Notes and loans payable	$3,309	$3,280
Accounts payable and accrued liabilities	35,489	31,763
Income taxes payable	8,959	7,938
Total current liabilities	47,757	42,981
Long-term debt	5,015	5,013
Deferred income tax liability	20,731	21,092
Other long-term liabilities	24,051	24,414

TOTAL LIABILITIES	97,554	93,500

Commitments and contingencies (note 3)

SHAREHOLDERS' EQUITY
Benefit plan related balances	(942)	(1,014)
Common stock, without par value:
Authorized: 9,000 million shares
Issued: 8,019 million shares	5,070	5,067
Earnings reinvested	140,522	134,390
Accumulated other nonowner changes in equity
Cumulative foreign exchange translation adjustment	2,699	3,598
Minimum pension liability adjustment	(2,499)	(2,499)
Unrealized gains on stock investments	0	428
Common stock held in treasury:
1,654 million shares at March 31, 2005	(41,152)
1,618 million shares at December 31, 2004		(38,214)

TOTAL SHAREHOLDERS' EQUITY	103,698	101,756

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$201,252	$195,256

The number of shares of common stock issued and outstanding at March 31, 2005 and

December 31, 2004 were 6,365,734,547 and 6,401,244,728, respectively.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)

Three Months Ended
March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,860	$5,440
Depreciation and depletion	2,553	2,373
Changes in operational working capital, excluding cash and debt	3,549	2,373
All other items - net	(994)	(48)

Net cash provided by operating activities	12,968	10,138

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(2,713)	(2,810)
Sales of subsidiaries, investments, and property, plant and equipment	1,797	454
Other investing activities - net	(170)	775

Net cash used in investing activities	(1,086)	(1,581)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	0	367
Reductions in long-term debt	(6)	(7)
Additions/(reductions) in short-term debt - net	15	(40)
Cash dividends to ExxonMobil shareholders	(1,728)	(1,642)
Cash dividends to minority interests	(94)	(72)
Changes in minority interests and sales/(purchases)
of affiliate stock	(103)	(31)
Net ExxonMobil shares acquired	(3,087)	(1,745)

Net cash used in financing activities	(5,003)	(3,170)

Effects of exchange rate changes on cash	(245)	(119)

Increase/(decrease) in cash and cash equivalents	6,634	5,268
Cash and cash equivalents at beginning of period	18,531	10,626
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,165	$15,894

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$3,820	$1,502
Cash interest paid	$66	$73

EXXON MOBIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis Of Financial Statement Preparation

These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Corporation's 2004 Annual Report on Form 10-K.  In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein.  All such adjustments are of a normal recurring nature.  The Corporation's exploration and production activities are accounted for under the "successful efforts" method.

2.

Accounting for Purchases and Sales of Inventory with the Same Counterparty

At its November 2004 meeting, the Emerging Issues Task Force (EITF) began discussion of Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty".  This issue addresses the question of when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as exchanges measured at the book value of the item sold.  The EITF did not reach consensus on this issue, but requested the FASB staff to further explore the alternative views.  The issue is expected to be addressed at a future EITF meeting.

ExxonMobil records certain crude oil, natural gas, petroleum product and chemical purchases and sales of inventory entered into contemporaneously with the same counterparty as cost of sales and revenues, measured at fair value as agreed upon by a willing buyer and a willing seller.  These transactions occur under contractual arrangements that establish the agreement terms either jointly, in a single contract, or separately, in individual contracts.  This accounting treatment is consistent with long-term, predominant industry practice based on the Corporation's knowledge of the industry (although the Corporation understands that some companies in the oil and gas industry may be accounting for these transactions differently as nonmonetary exchanges).  Should the EITF reach a consensus on the issue requiring these transactions to be recorded as exchanges measured at book value, the Corporation's accounts "Sales and other operating revenue" and "Crude oil and product purchases" on the Consolidated Statement of Income would be lower by associated amounts with no impact on net income.  All operating segments would be impacted by this change, but the largest effects are in the Downstream.

In its 2004 Form 10-K, the Corporation disclosed that it would provide estimates of these amounts in the second quarter of 2005 at the completion of a special effort to accumulate the information.  This special effort was needed because heretofore it has never been necessary to identify these monetary transactions separately from other monetary purchases and monetary sales.  This effort has been completed and the purchase/sale amounts included in revenue for 2004, 2003 and 2002 are shown below along with total "Sales and other operating revenue" to provide context.

2004	2003	2002
(millions of dollars)

Sales and other operating revenue	$291,252	$237,054	$200,949
Amounts included in sales and other operating
revenue for purchases/sales contracts
with the same counterparty (1)	25,289	20,936	18,150
Percent of sales and other operating revenue	9%	9%	9%

(1) Associated costs are in "Crude oil and product purchases"

The Corporation's net income would not be impacted if the EITF reached a consensus on use of an alternative accounting approach and the Corporation was required to reduce "Sales and other operating revenues" and "Crude oil and product purchases" by the above amounts.

3.

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

On May 22, 2001, a state court jury in New Orleans, Louisiana, returned a verdict against the Corporation and three other entities in a case brought by a landowner claiming damage to his property. The property had been leased by the landowner to a company that performed pipe cleaning and storage services for customers, including the Corporation. The jury awarded the plaintiff $56 million in compensatory damages (90 percent to be paid by the Corporation) and $1 billion in punitive damages (all to be paid by the Corporation). The damage related to the presence of naturally occurring radioactive material (NORM) on the site resulting from pipe cleaning operations. The award was upheld at the trial court. ExxonMobil appealed the judgment to the Louisiana Fourth Circuit Court of Appeals, which reduced the punitive damage award to $112 million. The Corporation plans to appeal this decision as it continues to believe that the judgment should be substantially reduced on legal and constitutional grounds. While it is reasonably possible that a liability may have been incurred by ExxonMobil from this dispute over property damages, it is not possible to predict the ultimate outcome or to reasonably estimate any such potential liability.

In Allapattah v. Exxon, a jury in the United States District Court for the Southern District of Florida determined in January 2001 that a class of all Exxon dealers between March 1983 and August 1994 had been overcharged between 1.03 and 1.4 cents per gallon for gasoline. Exxon sold a total of 39.8 billion gallons of gasoline to its dealers during this period. The estimated value of the potential claims associated with the 39.8 billion gallons of gasoline is $494 million. Including related interest, the total is approximately $1.3 billion. On June 11, 2003, the Eleventh Circuit Court of Appeals affirmed the judgment and on March 15, 2004, denied a petition for Rehearing En Banc. On October 12, 2004, the U.S. Supreme Court granted review of an issue raised by ExxonMobil as to whether the class in the District Court judgment should include members that individually do not satisfy the $50,000 minimum amount-in-controversy requirement in federal court. Members of the class had until December 1, 2004 to file claims. Claims representing over 90 percent of the gallons have been filed. In light of the Supreme Court’s decision to grant review of only part of ExxonMobil’s appeal, ExxonMobil took an after-tax charge of $550 million in the third quarter of 2004 reflecting the estimated liability, including interest and after considering potential set-offs and defenses, for the claims in excess of $50,000.

Exxon Mobil Corporation and Saudi Basic Industries Corporation (SABIC) have been involved in litigation related to charges by SABIC for license agreements to a joint venture between the companies.  On February 22, 2005, the Delaware Supreme Court affirmed a trial court's judgment in the Corporation's favor and denied SABIC's motion for reconsideration. SABIC paid $475 million to the Corporation per the Delaware Supreme Court ruling. The litigation can be appealed by SABIC to the United States Supreme Court.  Final income statement recognition of this payment continues to be deferred in view of the uncertainty related to the outcome of the possible additional appeals available to SABIC.

Tax issues for 1983 to 1993 remain pending before the U.S. Tax Court. The ultimate resolution of these issues is not expected to have a materially adverse effect upon the Corporation’s operations or financial condition.

Other Contingencies

As of March 31, 2005
Equity	Other
Company	Third Party
Obligations	Obligations	Total
(millions of dollars)
Guarantees of excise taxes and custom duties
under reciprocal arrangements	$0	$1,076	$1,076
Other guarantees	2,964	327	3,291
Total	$2,964	$1,403	$4,367

The Corporation and certain of its consolidated subsidiaries were contingently liable at March 31, 2005 for $4,367 million, primarily relating to guarantees for notes, loans and performance under contracts. This included $1,076 million representing guarantees of non-U.S. excise taxes and customs duties of other companies, entered into as a normal business practice, under reciprocal arrangements. Also included in this amount were guarantees by consolidated affiliates of $2,964 million, representing ExxonMobil’s share of obligations of certain equity companies.

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation's outstanding unconditional purchase obligations at March 31, 2005 were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

4.

Nonowner Changes in Shareholders' Equity

Three Months Ended
March 31,
2005	2004
(millions of dollars)
Net income	$7,860	$5,440
Changes in other nonowner changes in equity
Foreign exchange translation adjustment	(899)	(252)
Minimum pension liability adjustment	0	0
Unrealized gains/(losses) on stock investments	0	(130)
Reclassification adjustment for gain on sale of
stock investment included in net income	(428)	0
Total nonowner changes in shareholders' equity	$6,533	$5,058

5.

Earnings Per Share

Three Months Ended
March 31,
	2005	2004

NET INCOME PER COMMON SHARE
Net Income (millions of dollars)	$7,860	$5,440

Weighted average number of common shares
outstanding (millions of shares)	6,365	6,544

Net income per common share (dollars)	$1.23	$0.83

NET INCOME PER COMMON SHARE
- ASSUMING DILUTION
Net Income (millions of dollars)	$7,860	$5,440

Weighted average number of common shares
outstanding (millions of shares)	6,365	6,544
Effect of employee stock-based awards	56	38
Weighted average number of common shares
outstanding - assuming dilution	6,421	6,582

Net income per common share
- assuming dilution (dollars)	$1.22	$0.83

6.

Annuity Benefits and Other Postretirement Benefits

Three Months Ended
March 31,
2005	2004
(millions of dollars)

Annuity Benefits - U.S.
Components of net benefit cost
Service cost	$82	$76
Interest cost	151	151
Expected return on plan assets	(155)	(152)
Amortization of actuarial loss/(gain)
and prior service cost	68	71
Net pension enhancement and
curtailment/settlement expense	30	44
Net benefit cost	$176	$190

Annuity Benefits - Non-U.S.
Components of net benefit cost
Service cost	$93	$86
Interest cost	213	199
Expected return on plan assets	(202)	(169)
Amortization of actuarial loss/(gain)
and prior service cost	106	93
Net pension enhancement and
curtailment/settlement expense	0	4
Net benefit cost	$210	$213

Other Postretirement Benefits
Components of net benefit cost
Service cost	$16	$9
Interest cost	74	57
Expected return on plan assets	(9)	(7)
Amortization of actuarial loss/(gain)
and prior service cost	49	24
Net benefit cost	$130	$83

The Company does not expect to make a contribution to its U.S. pension plans in 2005.  Contributions to the non-U.S. plans are expected to be $1.3 billion in 2005.

7.

Disclosures about Segments and Related Information

Three Months Ended
March 31,
2005	2004
(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	$1,353	$1,154
Non-U.S.	3,701	2,859
Downstream
United States	645	392
Non-U.S.	808	612
Chemical
United States	492	118
Non-U.S.	940	446
All other	(79)	(141)
Corporate total	$7,860	$5,440

SALES AND OTHER OPERATING REVENUE (1) (2)
Upstream
United States	$1,536	$1,486
Non-U.S.	4,972	4,695
Downstream
United States	19,313	15,832
Non-U.S.	45,489	38,185
Chemical
United States	3,155	2,237
Non-U.S.	5,006	3,616
All other	4	9
Corporate total	$79,475	$66,060

(1) Includes excise taxes
(2) Includes amounts in sales and other operating
revenue for purchases/sales contracts with
the same counterparty

INTERSEGMENT REVENUE
Upstream
United States	$1,807	$1,500
Non-U.S.	6,340	4,482
Downstream
United States	2,080	1,598
Non-U.S.	8,727	6,578
Chemical
United States	1,405	1,016
Non-U.S.	1,289	964
All other	72	88

8.

Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the 6.125% notes due 2008 ($160 million of long-term debt at March 31, 2005) of Exxon Capital Corporation and the deferred interest debentures due 2012 ($1,285 million long-term) and the debt securities due 2006-2011 ($75 million long-term and $10 million short-term) of SeaRiver Maritime Financial Holdings, Inc.  Exxon Capital Corporation and SeaRiver Maritime Financial Holdings, Inc. are 100 percent owned subsidiaries of Exxon Mobil Corporation.

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

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated statement of income for three months ended March 31, 2005
Revenues and other income
Sales and other operating revenue, including excise taxes	$3,980	$-	$-	$75,495	$-	$79,475
Income from equity affiliates	7,050	-	3	1,556	(7,053)	1,556
Other income	130	-	-	890	-	1,020
Intercompany revenue	6,857	11	10	59,340	(66,218)	-
Total revenues and other income	18,017	11	13	137,281	(73,271)	82,051
Costs and other deductions
Crude oil and product purchases	6,578	-	-	95,621	(62,910)	39,289
Production and manufacturing expenses	1,633	-	-	5,762	(1,287)	6,108
Selling, general and administrative expenses	557	-	-	3,000	(106)	3,451
Depreciation and depletion	331	1	-	2,221	-	2,553
Exploration expenses, including dry holes	28	-	-	145	-	173
Interest expense	407	4	39	1,553	(1,947)	56
Excise taxes	-	-	-	7,238	-	7,238
Other taxes and duties	5	-	-	10,180	-	10,185
Income applicable to minority and preferred interests	-	-	-	95	-	95
Total costs and other deductions	9,539	5	39	125,815	(66,250)	69,148
Income before income taxes	8,478	6	(26)	11,466	(7,021)	12,903
Income taxes	618	2	(10)	4,433	-	5,043
Net income	$7,860	$4	$(16)	$7,033	$(7,021)	$7,860

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated statement of income for three months ended March 31, 2004
Revenues and other income
Sales and other operating revenue, including excise taxes	$3,023	$-	$-	$63,037	$-	$66,060
Income from equity affiliates	5,057	-	7	1,258	(5,066)	1,256
Other income	63	-	-	223	-	286
Intercompany revenue	4,995	7	4	42,539	(47,545)	-
Total revenues and other income	13,138	7	11	107,057	(52,611)	67,602
Costs and other deductions
Crude oil and product purchases	4,861	-	-	70,633	(44,949)	30,545
Production and manufacturing expenses	1,591	-	-	5,102	(1,170)	5,523
Selling, general and administrative expenses	472	-	-	2,822	(52)	3,242
Depreciation and depletion	353	1	-	2,019	-	2,373
Exploration expenses, including dry holes	46	-	-	129	-	175
Interest expense	161	5	34	1,226	(1,378)	48
Excise taxes	-	-	-	6,416	-	6,416
Other taxes and duties	3	-	-	10,161	-	10,164
Income applicable to minority and preferred interests	-	-	-	154	-	154
Total costs and other deductions	7,487	6	34	98,662	(47,549)	58,640
Income before income taxes	5,651	1	(23)	8,395	(5,062)	8,962
Income taxes	211	-	(10)	3,321	-	3,522
Net income	$5,440	$1	$(13)	$5,074	$(5,062)	$5,440

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated balance sheet as of March 31, 2005
Cash and cash equivalents	$11,033	$-	$-	$14,132	$-	$25,165
Cash and cash equivalents - restricted	4,604	-	-	-	-	4,604
Notes and accounts receivable - net	3,439	-	-	22,050	-	25,489
Inventories	1,346	-	-	9,116	-	10,462
Prepaid taxes and expenses	168	-	7	2,695	-	2,870
Total current assets	20,590	-	7	47,993	-	68,590
Property, plant and equipment - net	15,525	94	-	91,796	-	107,415
Investments and other assets	145,201	-	508	382,855	(503,317)	25,247
Intercompany receivables	8,630	1,022	1,582	336,932	(348,166)	-
Total assets	$189,946	$1,116	$2,097	$859,576	$(851,483)	$201,252

Notes and loan payables	$-	$-	$10	$3,299	$-	$3,309
Accounts payable and accrued liabilities	3,161	6	-	32,322	-	35,489
Income taxes payable	1,274	3	-	7,682	-	8,959
Total current liabilities	4,435	9	10	43,303	-	47,757
Long-term debt	261	160	1,360	3,234	-	5,015
Deferred income tax liabilities	2,954	28	267	17,482	-	20,731
Other long-term liabilities	5,589	16	-	18,446	-	24,051
Intercompany payables	73,009	108	382	274,667	(348,166)	-
Total liabilities	86,248	321	2,019	357,132	(348,166)	97,554

Earnings reinvested	140,522	10	(316)	88,115	(87,809)	140,522
Other shareholders' equity	(36,824)	785	394	414,329	(415,508)	(36,824)
Total shareholders' equity	103,698	795	78	502,444	(503,317)	103,698
Total liabilities and shareholders' equity	$189,946	$1,116	$2,097	$859,576	$(851,483)	$201,252

Condensed consolidated balance sheet as of December 31, 2004
Cash and cash equivalents	$10,055	$4	$-	$8,472	$-	$18,531
Cash and cash equivalents - restricted	4,604	-	-	-	-	4,604
Notes and accounts receivable - net	3,262	-	-	22,097	-	25,359
Inventories	1,117	-	-	8,370	-	9,487
Prepaid taxes and expenses	79	-	-	2,317	-	2,396
Total current assets	19,117	4	-	41,256	-	60,377
Property, plant and equipment - net	15,601	95	-	92,943	-	108,639
Investments and other assets	139,907	-	506	375,689	(489,862)	26,240
Intercompany receivables	9,728	1,090	1,594	322,469	(334,881)	-
Total assets	$184,353	$1,189	$2,100	$832,357	$(824,743)	$195,256

Notes and loan payables	$-	$-	$10	$3,270	$-	$3,280
Accounts payable and accrued liabilities	2,934	3	-	28,826	-	31,763
Income taxes payable	1,348	-	1	6,589	-	7,938
Total current liabilities	4,282	3	11	38,685	-	42,981
Long-term debt	261	160	1,324	3,268	-	5,013
Deferred income tax liabilities	3,152	28	268	17,644	-	21,092
Other long-term liabilities	5,461	22	-	18,931	-	24,414
Intercompany payables	69,441	185	403	264,852	(334,881)	-
Total liabilities	82,597	398	2,006	343,380	(334,881)	93,500

Earnings reinvested	134,390	6	(300)	81,380	(81,086)	134,390
Other shareholders' equity	(32,634)	785	394	407,597	(408,776)	(32,634)
Total shareholders' equity	101,756	791	94	488,977	(489,862)	101,756
Total liabilities and shareholders' equity	$184,353	$1,189	$2,100	$832,357	$(824,743)	$195,256

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated statement of cash flows for three months ended March 31, 2005
Cash provided by/(used in) operating activities	$1,342	$4	$7	$11,913	$(298)	$12,968
Cash flows from investing activities
Additions to property, plant and equipment	(278)	-	-	(2,435)	-	(2,713)
Sales of long-term assets	24	-	-	1,773	-	1,797
Net intercompany investing	4,705	68	13	(4,719)	(67)	-
All other investing, net	-	-	-	(170)	-	(170)
Net cash provided by/(used in) investing activities	4,451	68	13	(5,551)	(67)	(1,086)
Cash flows from financing activities
Additions to long-term debt	-	-	-	-	-	-
Reductions in long-term debt	-	-	-	(6)	-	(6)
Additions/(reductions) in short-term debt - net	-	-	-	15	-	15
Cash dividends	(1,728)	-	-	(298)	298	(1,728)
Net ExxonMobil shares sold/(acquired)	(3,087)	-	-	-	-	(3,087)
Net intercompany financing activity	-	(76)	(20)	29	67	-
All other financing, net	-	-	-	(197)	-	(197)
Net cash provided by/(used in) financing activities	(4,815)	(76)	(20)	(457)	365	(5,003)
Effects of exchange rate changes on cash	-	-	-	(245)	-	(245)
Increase/(decrease) in cash and cash equivalents	$978	$(4)	$-	$5,660	$-	$6,634

Condensed consolidated statement of cash flows for three months ended March 31, 2004
Cash provided by/(used in) operating activities	$655	$(9)	$3	$9,693	$(204)	$10,138
Cash flows from investing activities
Additions to property, plant and equipment	(302)	-	-	(2,508)	-	(2,810)
Sales of long-term assets	172	-	-	282	-	454
Net intercompany investing	3,215	(80)	(3)	(3,251)	119	-
All other investing, net	-	-	-	775	-	775
Net cash provided by/(used in) investing activities	3,085	(80)	(3)	(4,702)	119	(1,581)
Cash flows from financing activities
Additions to long-term debt	-	-	-	367	-	367
Reductions in long-term debt	-	-	-	(7)	-	(7)
Additions/(reductions) in short-term debt - net	-	-	-	(40)	-	(40)
Cash dividends	(1,642)	-	-	(204)	204	(1,642)
Net ExxonMobil shares sold/(acquired)	(1,745)	-	-	-	-	(1,745)
Net intercompany financing activity	-	89	-	30	(119)	-
All other financing, net	-	-	-	(103)	-	(103)
Net cash provided by/(used in) financing activities	(3,387)	89	-	43	85	(3,170)
Effects of exchange rate changes on cash	-	-	-	(119)	-	(119)
Increase/(decrease) in cash and cash equivalents	$353	$-	$-	$4,915	$-	$5,268

EXXON MOBIL CORPORATION

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

First Three Months
2005	2004
(millions of dollars)
Net Income (U.S. GAAP)
Upstream
United States	$1,353	$1,154
Non-U.S.	3,701	2,859
Downstream
United States	645	392
Non-U.S.	808	612
Chemical
United States	492	118
Non-U.S.	940	446
Corporate and financing	(79)	(141)
Net Income (U.S. GAAP)	$7,860	$5,440

Net income per common share	$1.23	$0.83
Net income per common share
- assuming dilution	$1.22	$0.83

Special items included in net income
Non-U.S. Downstream
Gain on sale of Sinopec investment	$310	$0
Non-U.S. Chemical
Gain on sale of Sinopec investment	$150	$0

REVIEW OF FIRST QUARTER 2005 RESULTS

Exxon Mobil Corporation estimated first quarter 2005 net income of $7,860 million ($1.22 per share) increased $2,420 million from the first quarter of 2004.  First quarter 2005 net income included a $460 million positive impact (Downstream - $310 million; Chemical - $150 million) from sale of the Corporation's stake in China Petroleum and Chemical Corporation ("Sinopec").

First Three Months
2005	2004
(millions of dollars)
Upstream earnings
United States	$1,353	$1,154
Non-U.S.	3,701	2,859
Total	$5,054	$4,013

Upstream earnings were a record $5,054 million, an increase of $1,041 million from first quarter 2004 results reflecting continued strength in crude and natural gas prices.

Liquids production of 2,543 kbd (thousands of barrels per day) was 92 kbd lower than the first quarter of 2004.  Higher production from new fields in West Africa and Norway was more than offset by natural field declines in mature areas, planned and unplanned maintenance, entitlement and divestment impacts.

First quarter natural gas production decreased to 10,753 mcfd (millions of cubic feet per day), compared with 11,488 mcfd last year reflecting natural field decline in mature areas, lower demand in Europe and divestment impacts partly offset by higher volumes in Qatar.

On an oil-equivalent basis, production decreased by 5 percent from the first quarter of 2004.  Excluding divestment and entitlement effects, production decreased by 2 percent.

Earnings from U.S. Upstream operations were $1,353 million, $199 million higher than last year's first quarter.  Non-U.S. Upstream earnings of $3,701 million were up $842 million from 2004.

First Three Months
2005	2004
(millions of dollars)
Downstream earnings
United States	$645	$392
Non-U.S.	808	612
Total	$1,453	$1,004
Special items included in net income
Non-U.S. Downstream
Gain on sale of Sinopec investment	$310	$0

Downstream earnings were $1,453 million, up $449 million from the first quarter of 2004, reflecting improved U.S. refining margins and higher refinery throughput and the $310 million Sinopec gain partly offset by weaker marketing conditions.  Petroleum product sales were 8,229 kbd, 103 kbd higher than last year's first quarter.

U.S. Downstream earnings were $645 million, up $253 million mainly due to higher refining margins.  Non-U.S. Downstream earnings of $808 million decreased $114 million before the Sinopec gain, due to lower marketing earnings.

First Three Months
2005	2004
(millions of dollars)
Chemical earnings
United States	$492	$118
Non-U.S.	940	446
	$1,432	$564
Special items included in net income
Non-U.S. Chemical
Gain on sale of Sinopec investment	$150	$0

Chemical earnings were a record $1,432 million, up from the same quarter a year ago due to improved market conditions and the $150 million Sinopec gain.  Prime product sales of 6,938 kt (thousands of metric tons) were up 146 kt from last year's first quarter.

First Three Months
2005	2004
(millions of dollars)
All other segments earnings
Corporate and financing	$(79)	$(141)

Corporate and financing expenses of $79 million were lower by $62 million mainly due to higher interest income.

LIQUIDITY AND CAPITAL RESOURCES

First Three Months
2005	2004
(millions of dollars)
Net cash provided by/(used in)
Operating activities	$12,968	$10,138
Investing activities	(1,086)	(1,581)
Financing activities	(5,003)	(3,170)
Effect of exchange rate changes	(245)	(119)
Increase/(decrease) in cash and cash equivalents	$6,634	$5,268

Cash and cash equivalents	$25,165	$15,894
Cash and cash equivalents - restricted (note 3)	4,604	0
Total cash and cash equivalents (at end of period)	$29,769	$15,894

Cash provided by operating activities totaled $12,968 million for the first three months of 2005 versus $10,138 million in the same period last year.  Major sources of funds were net income of $7,860 million and non-cash provisions of $2,553 million for depreciation and depletion.  For additional details, see the Condensed Consolidated Statement of Cash Flows on page 5.

Investing activities for the first three months of 2005 used net cash of $1,086 million compared to $1,581 million in the prior year. Spending for additions to property, plant and equipment of $2,713 million was comparable to the prior year.  Proceeds from asset divestments of $1,797 million in 2005 included almost $1.4 billion from the sale of the Corporation's interest in Sinopec.

Net cash used in financing activities of $5,003 million in the first three months of 2005 compared to $3,170 million in the 2004 period reflecting a higher level of purchases of ExxonMobil shares in the current year.

Total cash and cash equivalents, including the $4.6 billion of restricted cash, was $29.8 billion at the end of the first quarter of 2005.

During the first quarter of 2005, the Corporation purchased 64 million shares of its common stock for the treasury at a gross cost of $3,624 million.  These purchases were to offset shares issued in conjunction with company benefit plans and programs and to reduce the number of shares outstanding.  Shares outstanding were reduced from 6,401 million at the end of the fourth quarter of 2004 to 6,366 million at the end of the first quarter.  In April, the Corporation increased its rate of share purchases.  Purchases to reduce shares outstanding are anticipated to increase from $2.5 billion in the first quarter to approximately $3.5 billion in the second quarter.  Purchases may be made in both the open market and through negotiated transactions and may be increased, decreased or discontinued at any time without prior notice.

Total debt of $8.3 billion at March 31, 2005 was comparable to year-end 2004.  The Corporation's debt to total capital ratio was 7.2 percent at the end of the first quarter of 2005, also comparable to year-end 2004.

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

The Corporation, as part of its ongoing asset management program, continues to evaluate its mix of assets for potential upgrade.  Because of the ongoing nature of this program, dispositions will continue to be made from time to time which will result in either gains or losses.  On November 1, 2004, the Corporation announced that its subsidiary, Esso Nederland B.V., had signed a Heads of Agreement (HOA) with the State of the Netherlands and Shell Nederland B.V. to restructure its interest in the Dutch gas transportation business.  The HOA contains the principal terms and conditions under which Esso Nederland B.V. and Shell Nederland B.V. will agree to transfer their ownership share of 25 percent each in Gasunie's gas transportation business to the State of the Netherlands. The Corporation's net compensation is expected to be 1.4 billion Euros.  The final transaction remains subject to regulatory reviews.  The parties intend to finalize the restructuring by mid-2005. It is anticipated that this restructuring will have a positive impact on the Corporation's results.

TAXES

First Three Months
2005	2004
(millions of dollars)
Taxes
Income taxes	$5,043	$3,522
Excise taxes	7,238	6,416
All other taxes and duties	10,944	10,853
Total	$23,225	$20,791

Effective income tax rate	41.3%	41.8%

Income, excise and all other taxes for the first quarter of 2005 of $23,225 million were up $2,434 million compared to last year.  In the first quarter of 2005 income tax expense was $5,043 million and the effective income tax rate was 41.3 percent, compared to $3,522 million and 41.8 percent, respectively, in the prior year period. During both years, the Corporation continued to benefit from the favorable resolution of tax related issues.  Excise and all other taxes and duties were higher reflecting higher prices and foreign exchange effects.

CAPITAL AND EXPLORATION EXPENDITURES

First Three Months
2005	2004
(millions of dollars)
Capital and exploration expenditures
Upstream (including exploration expenses)	$2,812	$2,704
Downstream	452	510
Chemical	148	132
Other	5	55
Total	$3,417	$3,401

ExxonMobil continued its active investment program, spending $3,417 million in the first quarter on capital and exploration projects, compared with $3,401 million last year, reflecting continued strong levels of upstream spending.

The Corporation expects the level of capital and exploration spending to be about $16 billion in 2005.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-based Payment.” FAS 123R requires compensation costs related to share-based payments to be recognized in the income statement over the vesting period. The amount of the compensation cost will be measured based on the grant-date fair value of the instrument issued. FAS 123R is effective for the Corporation as of January 1, 2006, for all awards granted or modified after that date and for those awards granted prior to that date that have not vested. The Corporation does not believe that FAS 123R will have an earnings impact because in 2003 the Corporation adopted a policy of expensing all share-based payments that is consistent with the provisions of FAS 123R, and all prior year outstanding awards have vested.

On April 4, 2005, the FASB adopted FASB Staff Position FSP FAS 19-1 that amends Statement of Financial Accounting Standards No. 19 (FAS 19), "Financial Accounting and Reporting by Oil and Gas Producing Companies," to permit the continued capitalization of exploratory well costs beyond one year if (a) the well found a sufficient quantity of reserves to justify its completion as a producing well and (b) the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project.  The guidance in the FSP is required to be applied prospectively in the third quarter of 2005.

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

FORWARD-LOOKING STATEMENTS

Statements in this discussion relating to future plans, projections, events, or conditions are forward-looking statements.  Actual results, including production growth and capital spending, could differ materially due to changes in long-term oil or gas prices or other changes in market conditions affecting the oil and gas industry; political events or disturbances; reservoir performance; changes in OPEC quotas; timely completion of development projects; changes in technical or operating conditions; and other factors including those discussed herein and under the heading "Factors Affecting Future Results" in Item 1 of ExxonMobil's 2004 Form 10-K.

EXXON MOBIL CORPORATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2005, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2004.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation's chief executive officer, principal accounting officer and principal financial officer have evaluated the Corporation's disclosure controls and procedures as of March 31, 2005.  Based on that evaluation, these officers have concluded that the Corporation's disclosure controls and procedures are effective in ensuring that material information required to be in this quarterly report is made known to them on a timely basis.  There were no changes during the Corporation's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Regarding a previously reported matter, on April 8, 2005, the Department of Justice, on behalf of the Environmental Protection Agency, filed a complaint and a proposed consent decree for the matter of United States of America v. Mobil Exploration and Producing U.S., Inc. ("MEPUS") in the Federal District Court in Salt Lake City, Utah.  This was a consolidation of a 1997 and a 1999 notice and finding of violation.  The complaint related to allegations that MEPUS's operations of the Aneth Field in Utah had violated the federal Clean Air Act, including violations of a Prevention of Significant Deterioration permit, New Source Performance Standards for Equipment Leaks of VOC from Onshore Natural Gas Processing Plants and the National Emission Standards for Hazardous Air Pollution for asbestos.  Under the Consent Decree, MEPUS must pay a civil penalty in the amount of $350,000, plus interest at a rate of 1.29% from August 21, 2003, until date of payment, and undertake a supplemental environmental project in the amount of $99,849.  The Consent Decree is subject to a 30-day public comment period following publication in the Federal Register on April 28, 2005.

In another previously reported matter, the Corporation and the State of New York have settled a case captioned "State of New York v. Exxon Corporation, Arrow Petroleum, and Tartan Oil Corp, and 3rd party action Exxon Corporation v. 150 Fulton Realty Corp., Oil City Gas Company, and Martin Meyer".  The case related to allegations that petroleum discharged at an Exxon-branded service station in Farmingdale, New York impacted soil and groundwater in the vicinity of a Dart service station located across the street, in violation of New York State Navigation Law.  The New York State Department of Environmental Conservation began remediation at the Dart service station in 1988.  Prior to commencement of trial, the State amended its complaint to demand penalties in excess of $100 million.   In the settlement, ExxonMobil agreed to pay $3.2 million in past and future costs, plus interest, and no penalty.

Also in a previously reported matter, a settlement has been reached in the case captioned "Illinois v. Wolverine Pipeline Company", relating to alleged violations of Illinois water pollution laws by Wolverine Pipeline Company ("Wolverine"). ExxonMobil Oil Corporation

("EMOC") owns 36.1% of the common stock of Wolverine, and provides certain services on behalf of Wolverine.  The incident in question involves a September 1, 2001, alleged product release at Lockport, Illinois.  After the incident, Wolverine commenced a voluntary, remedial clean-up of the affected area. On February 17, 2005, the Circuit Court of Will County, Illinois entered into a Consent Order, which reflects the terms of the settlement.  Wolverine agreed to the payment of a civil penalty in the amount of $85,000, which has been paid. Wolverine is also obligated to continue certain monitoring and remediation activities.

On March 8, 2005, the Corporation received an Administrative Consent Agreement and Enforcement Order captioned "In the Matter of Exxon Mobil Corporation; Ashburn, Virginia; Underground Oil Storage Tank and Air Activities" from the Maine Department of Environmental Protection ("MDEP").  The MDEP alleges violations at 12 service stations of regulations under the state's Stage II vapor recovery program and underground storage tank program, including those relating to record-keeping, monitoring, equipment, clean-up and testing.  The MDEP is seeking a civil penalty in the amount of $292,400 for all violations. Settlement discussions are underway.

On March 31, 2005, the Montana Department of Environmental Quality ("MDEQ") issued an Enforcement Action for Air Quality Violation, alleging that the Corporation's Billings, Montana refinery violated particulate matter emission limits on two days in October 2003 during stack testing (as self-reported) and that the refinery had 198 opacity exceedances between February 2003 and April 2004 related to startups and shutdowns to address malfunctioning cyclones.  The initial penalty demand is $266,484.  The Corporation has requested a meeting with the MDEQ to discuss the allegations.

Refer to the relevant portions of note 3 on pages 7 through 9 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASE OF EQUITY SECURITIES FOR QUARTER ENDED MARCH 31, 2005

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

January, 2005	19,453,368	$50.76	19,453,368

February, 2005	18,969,895	$57.37	18,969,895

March, 2005	25,281,531	$61.25	25,281,531

Total	63,704,794	$56.89	63,704,794	(See Note 1)

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

Date: May 5, 2005

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