Form 10-Q
period 2005-06-30
EXXON MOBIL CORP
filed 2005-08-04
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                                                                     Outstanding as of June 30, 2005

Common stock, without par value                                                              6,305,131,575

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

TABLE OF CONTENTS

Page

Number

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Statement of Income

3

Three months and six months ended June 30, 2005 and 2004

Condensed Consolidated Balance Sheet

4

As of June 30, 2005 and December 31, 2004

Condensed Consolidated Statement of Cash Flows

5

Six months ended June 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

6-17

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

18-24

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

25

Item 4.

Controls and Procedures

25

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

25

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 4.

Submission of Matters to a Vote of Security Holders

27-28

Item 6.

Exhibits

28

Signature

29

Index to Exhibits

30

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars)

Three Months Ended	Six Months Ended
June 30,	June 30,
	2005	2004	2005	2004
REVENUES AND OTHER INCOME
Sales and other operating revenue (1) (2)	$86,622	$69,220	$166,097	$135,280
Income from equity affiliates	1,321	1,012	2,877	2,268
Other income	625	461	1,645	747
Total revenues and other income	88,568	70,693	170,619	138,295

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases (2)	44,700	32,980	83,989	63,525
Production and manufacturing expenses	6,444	5,688	12,552	11,211
Selling, general and administrative expenses	3,508	3,332	6,959	6,574
Depreciation and depletion	2,516	2,350	5,069	4,723
Exploration expenses, including dry holes	214	226	387	401
Interest expense	244	50	300	98
Excise taxes (1)	7,515	6,514	14,753	12,930
Other taxes and duties	10,469	9,931	20,654	20,095
Income applicable to minority and preferred interests	199	142	294	296
Total costs and other deductions	75,809	61,213	144,957	119,853

INCOME BEFORE INCOME TAXES	12,759	9,480	25,662	18,442
Income taxes	5,119	3,690	10,162	7,212
NET INCOME	$7,640	$5,790	$15,500	$11,230

NET INCOME PER COMMON SHARE (dollars)	$1.21	$0.89	$2.44	$1.72

NET INCOME PER COMMON SHARE
- ASSUMING DILUTION (dollars)	$1.20	$0.88	$2.42	$1.71

DIVIDENDS PER COMMON SHARE (dollars)	$0.29	$0.27	$0.56	$0.52

(1) Excise taxes included in sales and other
operating revenue	$7,515	$6,514	$14,753	$12,930

(2) Amounts included in sales and other operating revenue for purchases/sales contracts with the same counterparty
(associated costs are included in crude oil and product
purchases). See note 2 on page 6.	$7,507	$5,969	$14,667	$12,033

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)

June 30,	Dec. 31,
2005	2004
ASSETS
Current assets
Cash and cash equivalents	$25,648	$18,531
Cash and cash equivalents - restricted (note 3)	4,604	4,604
Notes and accounts receivable - net	25,716	25,359
Inventories
Crude oil, products and merchandise	9,219	8,136
Materials and supplies	1,364	1,351
Prepaid taxes and expenses	3,079	2,396
Total current assets	69,630	60,377
Property, plant and equipment - net	106,215	108,639
Investments and other assets	25,971	26,240

TOTAL ASSETS	$201,816	$195,256

LIABILITIES
Current liabilities
Notes and loans payable	$3,015	$3,280
Accounts payable and accrued liabilities	36,185	31,763
Income taxes payable	7,429	7,938
Total current liabilities	46,629	42,981
Long-term debt	6,071	5,013
Deferred income tax liability	20,079	21,092
Other long-term liabilities	24,441	24,414

TOTAL LIABILITIES	97,220	93,500

Commitments and contingencies (note 3)

SHAREHOLDERS' EQUITY
Benefit plan related balances	(803)	(1,014)
Common stock, without par value:
Authorized: 9,000 million shares
Issued: 8,019 million shares	5,100	5,067
Earnings reinvested	146,322	134,390
Accumulated other nonowner changes in equity
Cumulative foreign exchange translation adjustment	1,248	3,598
Minimum pension liability adjustment	(2,499)	(2,499)
Unrealized gains on stock investments	0	428
Common stock held in treasury:
1,714 million shares at June 30, 2005	(44,772)
1,618 million shares at December 31, 2004		(38,214)

TOTAL SHAREHOLDERS' EQUITY	104,596	101,756

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$201,816	$195,256

The number of shares of common stock issued and outstanding at June 30, 2005 and

December 31, 2004 were 6,305,131,575 and 6,401,244,728, respectively.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)

Six Months Ended
June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,500	$11,230
Depreciation and depletion	5,069	4,723
Changes in operational working capital, excluding cash and debt	2,573	3,023
All other items - net	(1,161)	(186)

Net cash provided by operating activities	21,981	18,790

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(6,448)	(5,742)
Sales of subsidiaries, investments, and property, plant and equipment	3,826	1,382
Increase in restricted cash and cash equivalents (note 3)	0	(4,601)
Other investing activities - net	(592)	811

Net cash used in investing activities	(3,214)	(8,150)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	1	371
Reductions in long-term debt	(11)	(7)
Additions/(reductions) in short-term debt - net	(267)	(198)
Cash dividends to ExxonMobil shareholders	(3,568)	(3,405)
Cash dividends to minority interests	(138)	(100)
Changes in minority interests and sales/(purchases)
of affiliate stock	(193)	(83)
Net ExxonMobil shares acquired	(6,696)	(3,475)

Net cash used in financing activities	(10,872)	(6,897)

Effects of exchange rate changes on cash	(778)	(192)

Increase/(decrease) in cash and cash equivalents	7,117	3,551
Cash and cash equivalents at beginning of period	18,531	10,626
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,648	$14,177

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$10,867	$5,031
Cash interest paid	$138	$131

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

2.

Accounting for Purchases and Sales of Inventory with the Same Counterparty

The Emerging Issues Task Force (EITF) continued discussion of Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty" at its March and June 2005 meetings.  This issue addresses the question of when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as exchanges measured at the book value of the item sold.  The EITF tentatively concluded that purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another should be combined and recorded as exchanges measured at the book value of the item sold.  The EITF has exposed this tentative conclusion for public comment and will discuss it further at a future meeting.

ExxonMobil records certain crude oil, natural gas, petroleum product and chemical purchases and sales of inventory entered into contemporaneously with the same counterparty as cost of sales and revenues, measured at fair value as agreed upon by a willing buyer and a willing seller.  These transactions occur under contractual arrangements that establish the agreement terms either jointly, in a single contract, or separately, in individual contracts.  This accounting treatment is consistent with long standing industry practice  (although the Corporation understands that some companies in the oil and gas industry may be accounting for these transactions as nonmonetary exchanges).  Should the EITF reach a consensus that requires these transactions to be recorded as exchanges measured at book value, the Corporation's accounts "Sales and other operating revenue" and "Crude oil and product purchases" on the Consolidated Statement of Income would be reduced by associated amounts with no impact on net income.  All operating segments would be impacted by this change, but the largest effects are in the Downstream.

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

On May 22, 2001, a state court jury in New Orleans, Louisiana, returned a verdict against the Corporation and three other entities in a case brought by a landowner claiming damage to his property. The property had been leased by the landowner to a company that performed pipe cleaning and storage services for customers, including the Corporation. The jury awarded the plaintiff $56 million in compensatory damages (90 percent to be paid by the Corporation) and $1 billion in punitive damages (all to be paid by the Corporation). The damage related to the presence of naturally occurring radioactive material (NORM) on the site resulting from pipe cleaning operations. The award was upheld at the trial court. ExxonMobil appealed the judgment to the Louisiana Fourth Circuit Court of Appeals, which reduced the punitive damage award to $112 million. On June 15, 2005, the Corporation appealed this decision to the Louisiana Supreme Court as it continues to believe that the judgment should be substantially reduced on legal and constitutional grounds. While it is reasonably possible that a liability may have been incurred by ExxonMobil from this dispute over property damages, it is not possible to predict the ultimate outcome or to reasonably estimate any such potential liability.

In Allapattah v. Exxon, a jury in the United States District Court for the Southern District of Florida determined in January 2001 that a class of all Exxon dealers between March 1983 and August 1994 had been overcharged between 1.03 and 1.4 cents per gallon for gasoline. Exxon sold a total of 39.8 billion gallons of gasoline to its dealers during this period. The estimated value of the potential claims associated with the 39.8 billion gallons of gasoline is $494 million. Including related interest, the total is approximately $1.3 billion. On June 11, 2003, the Eleventh Circuit Court of Appeals affirmed the judgment and on March 15, 2004, denied a petition for Rehearing En Banc. On October 12, 2004, the U.S. Supreme Court granted review of an issue raised by ExxonMobil as to whether the class in the District Court judgment should include members that individually do not satisfy the $50,000 minimum amount-in-controversy requirement in federal court. In light of the Supreme Court's decision to grant review of only part of ExxonMobil's appeal, ExxonMobil took an after-tax charge of $550 million in the third quarter of 2004 reflecting the estimated liability, including interest and after considering potential set-offs and defenses, for the claims in excess of $50,000. By a 5-to-4 decision in June 2005, the Supreme Court granted the District Court the right to hear the claims of class members that did not satisfy the $50,000 minimum amount-in-controversy requirement.  Exxon Mobil Corporation took an after-tax charge of $200 million in the second quarter of 2005.

Exxon Mobil Corporation and Saudi Basic Industries Corporation (SABIC) have been involved in litigation related to charges by SABIC for license agreements to a joint venture between the companies.  On February 22, 2005, the Delaware Supreme Court affirmed a trial court's judgment in the Corporation's favor and denied SABIC's motion for reconsideration. SABIC paid $475 million to the Corporation per the Delaware Supreme Court ruling.  On July 22, 2005, SABIC appealed to the United States Supreme Court.  Final income statement recognition of this payment continues to be deferred in view of the uncertainty related to the outcome of the appeal.

Tax issues for 1986 to 1993 remain pending before the U.S. Tax Court. The ultimate resolution of these issues is not expected to have a materially adverse effect upon the Corporation’s operations or financial condition.

Other Contingencies

	As of June 30, 2005
	Equity	Other
	Company	Third Party
	Obligations	Obligations	Total
	(millions of dollars)
Guarantees of excise taxes and custom duties
under reciprocal arrangements	$0	$1,053	$1,053
Other guarantees	2,532	315	2,847
Total	$2,532	$1,368	$3,900

The Corporation and certain of its consolidated subsidiaries were contingently liable at June 30, 2005 for $3,900 million, primarily relating to guarantees for notes, loans and performance under contracts. This included $1,053 million representing guarantees of non-U.S. excise taxes and customs duties of other companies, entered into as a normal business practice, under reciprocal arrangements. Also included in this amount were guarantees by consolidated affiliates of $2,532 million, representing ExxonMobil’s share of obligations of certain equity companies.

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation's outstanding unconditional purchase obligations at June 30, 2005 were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

4.

Nonowner Changes in Shareholders' Equity

Three Months Ended	Six Months Ended
June 30,	June 30,
		(millions of dollars)
	2005	2004	2005	2004

Net Income	$7,640	$5,790	$15,500	$11,230
Changes in other nonowner changes in equity
Foreign exchange translation adjustment	(1,451)	(486)	(2,350)	(738)
Minimum pension liability adjustment	0	0	0	0
Unrealized gains/(losses) on stock investments	0	(47)	0	(177)
Reclassification adjustment for gain on sale of
stock investment included in net income	0	0	(428)	0
Total nonowner changes in shareholders' equity	$6,189	$5,257	$12,722	$10,315

5.

Earnings Per Share

Three Months Ended	Six Months Ended
June 30,	June 30,
	2005	2004	2005	2004

NET INCOME PER COMMON SHARE
Net income (millions of dollars)	$7,640	$5,790	$15,500	$11,230

Weighted average number of common shares
outstanding (millions of shares)	6,310	6,506	6,337	6,526

Net income per common share (dollars)	$1.21	$0.89	$2.44	$1.72

NET INCOME PER COMMON SHARE
- ASSUMING DILUTION
Net income (millions of dollars)	$7,640	$5,790	$15,500	$11,230

Weighted average number of common shares
outstanding (millions of shares)	6,310	6,506	6,337	6,526
Effect of employee stock-based awards	60	41	57	37
Weighted average number of common shares
outstanding - assuming dilution	6,370	6,547	6,394	6,563

Net income per common share
- assuming dilution (dollars)	$1.20	$0.88	$2.42	$1.71

6.

Annuity Benefits and Other Postretirement Benefits

Three Months Ended		Six Months Ended
June 30,		June 30,
2005	2004	2005	2004
(millions of dollars)

Annuity Benefits - U.S.
Components of net benefit cost
Service cost	$91	$78	$173	$154
Interest cost	168	153	319	304
Expected return on plan assets	(175)	(155)	(330)	(307)
Amortization of actuarial loss/(gain)
and prior service cost	74	72	142	143
Net pension enhancement and
curtailment/settlement expense	34	44	64	88
Net benefit cost	$192	$192	$368	$382

Annuity Benefits - Non-U.S.
Components of net benefit cost
Service cost	$102	$85	$195	$171
Interest cost	213	196	426	395
Expected return on plan assets	(212)	(167)	(414)	(336)
Amortization of actuarial loss/(gain)
and prior service cost	107	88	213	181
Net pension enhancement and
curtailment/settlement expense	1	13	1	17
Net benefit cost	$211	$215	$421	$428

Other Postretirement Benefits
Components of net benefit cost
Service cost	$18	$17	$34	$26
Interest cost	76	81	150	138
Expected return on plan assets	(10)	(11)	(19)	(18)
Amortization of actuarial loss/(gain)
and prior service cost	51	52	100	76
Net benefit cost	$135	$139	$265	$222

7.

Disclosures about Segments and Related Information

Three Months Ended		Six Months Ended
June 30,		June 30,
2005	2004	2005	2004
(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	$1,389	$1,237	$2,742	$2,391
Non-U.S.	3,519	2,609	7,220	5,468
Downstream
United States	999	907	1,644	1,299
Non-U.S.	1,022	600	1,830	1,212
Chemical
United States	343	148	835	266
Non-U.S.	471	459	1,411	905
All other	(103)	(170)	(182)	(311)
Corporate total	$7,640	$5,790	$15,500	$11,230

SALES AND OTHER OPERATING REVENUE (1) (2)
Upstream
United States	$1,707	$1,395	$3,243	$2,881
Non-U.S.	5,509	3,722	10,481	8,417
Downstream
United States	22,429	17,925	41,742	33,757
Non-U.S.	49,455	39,654	94,944	77,839
Chemical
United States	2,938	2,588	6,093	4,825
Non-U.S.	4,582	3,928	9,588	7,544
All other	2	8	6	17
Corporate total	$86,622	$69,220	$166,097	$135,280

(1) Includes excise taxes
(2) Includes amounts in sales and other operating
revenue for purchases/sales contracts with
the same counterparty

INTERSEGMENT REVENUE
Upstream
United States	$1,667	$1,631	$3,474	$3,131
Non-U.S.	6,710	5,075	13,050	9,557
Downstream
United States	2,418	2,040	4,498	3,638
Non-U.S.	9,784	7,208	18,511	13,786
Chemical
United States	1,672	1,220	3,077	2,236
Non-U.S.	1,403	1,025	2,692	1,989
All other	72	79	144	167

8.

Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the 6.125% notes due 2008 ($160 million of long-term debt at June 30, 2005) of Exxon Capital Corporation and the deferred interest debentures due 2012 ($1,320 million long-term) and the debt securities due 2006-2011 ($75 million long-term and $10 million short-term) of SeaRiver Maritime Financial Holdings, Inc.  Exxon Capital Corporation and SeaRiver Maritime Financial Holdings, Inc. are 100 percent owned subsidiaries of Exxon Mobil Corporation.

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

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated statement of income for three months ended June 30, 2005
Revenues and other income
Sales and other operating revenue, including excise taxes	$3,815	$-	$-	$82,807	$-	$86,622
Income from equity affiliates	7,025	-	5	1,316	(7,025)	1,321
Other income	179	-	-	446	-	625
Intercompany revenue	7,923	11	13	65,620	(73,567)	-
Total revenues and other income	18,942	11	18	150,189	(80,592)	88,568
Costs and other deductions
Crude oil and product purchases	7,553	-	-	106,948	(69,801)	44,700
Production and manufacturing expenses	1,644	1	-	6,146	(1,347)	6,444
Selling, general and administrative expenses	641	1	-	2,988	(122)	3,508
Depreciation and depletion	336	1	-	2,179	-	2,516
Exploration expenses, including dry holes	49	-	-	165	-	214
Interest expense	681	3	39	1,820	(2,299)	244
Excise taxes	-	-	-	7,515	-	7,515
Other taxes and duties	3	-	-	10,466	-	10,469
Income applicable to minority and preferred interests	-	-	-	199	-	199
Total costs and other deductions	10,907	6	39	138,426	(73,569)	75,809
Income before income taxes	8,035	5	(21)	11,763	(7,023)	12,759
Income taxes	395	2	(9)	4,731	-	5,119
Net income	$7,640	$3	$(12)	$7,032	$(7,023)	$7,640

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated statement of income for three months ended June 30, 2004
Revenues and other income
Sales and other operating revenue, including excise taxes	$3,308	$-	$-	$65,912	$-	$69,220
Income from equity affiliates	5,094	-	1	1,012	(5,095)	1,012
Other income	90	-	-	371	-	461
Intercompany revenue	5,921	7	5	45,275	(51,208)	-
Total revenues and other income	14,413	7	6	112,570	(56,303)	70,693
Costs and other deductions
Crude oil and product purchases	5,443	-	-	75,899	(48,362)	32,980
Production and manufacturing expenses	1,661	1	-	5,352	(1,326)	5,688
Selling, general and administrative expenses	487	2	-	2,922	(79)	3,332
Depreciation and depletion	360	1	1	1,988	-	2,350
Exploration expenses, including dry holes	55	-	-	171	-	226
Interest expense	172	4	33	1,285	(1,444)	50
Excise taxes	-	-	-	6,514	-	6,514
Other taxes and duties	3	-	-	9,928	-	9,931
Income applicable to minority and preferred interests	-	-	-	142	-	142
Total costs and other deductions	8,181	8	34	104,201	(51,211)	61,213
Income before income taxes	6,232	(1)	(28)	8,369	(5,092)	9,480
Income taxes	442	(1)	(11)	3,260	-	3,690
Net income	$5,790	$-	$(17)	$5,109	$(5,092)	$5,790

Condensed consolidated statement of income for six months ended June 30, 2005
Revenues and other income
Sales and other operating revenue, including excise taxes	$7,795	$-	$-	$158,302	$-	$166,097
Income from equity affiliates	14,075	-	8	2,872	(14,078)	2,877
Other income	309	-	-	1,336	-	1,645
Intercompany revenue	14,780	22	23	124,960	(139,785)	-
Total revenues and other income	36,959	22	31	287,470	(153,863)	170,619
Costs and other deductions
Crude oil and product purchases	14,131	-	-	202,569	(132,711)	83,989
Production and manufacturing expenses	3,277	1	-	11,908	(2,634)	12,552
Selling, general and administrative expenses	1,198	1	-	5,988	(228)	6,959
Depreciation and depletion	667	2	-	4,400	-	5,069
Exploration expenses, including dry holes	77	-	-	310	-	387
Interest expense	1,088	7	78	3,373	(4,246)	300
Excise taxes	-	-	-	14,753	-	14,753
Other taxes and duties	8	-	-	20,646	-	20,654
Income applicable to minority and preferred interests	-	-	-	294	-	294
Total costs and other deductions	20,446	11	78	264,241	(139,819)	144,957
Income before income taxes	16,513	11	(47)	23,229	(14,044)	25,662
Income taxes	1,013	4	(19)	9,164	-	10,162
Net income	$15,500	$7	$(28)	$14,065	$(14,044)	$15,500

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated statement of income for six months ended June 30, 2004
Revenues and other income
Sales and other operating revenue, including excise taxes	$6,331	$-	$-	$128,949	$-	$135,280
Income from equity affiliates	10,151	-	8	2,270	(10,161)	2,268
Other income	153	-	-	594	-	747
Intercompany revenue	10,916	14	9	87,814	(98,753)	-
Total revenues and other income	27,551	14	17	219,627	(108,914)	138,295
Costs and other deductions
Crude oil and product purchases	10,304	-	-	146,532	(93,311)	63,525
Production and manufacturing expenses	3,252	1	-	10,454	(2,496)	11,211
Selling, general and administrative expenses	959	2	-	5,744	(131)	6,574
Depreciation and depletion	713	2	1	4,007	-	4,723
Exploration expenses, including dry holes	101	-	-	300	-	401
Interest expense	333	9	67	2,511	(2,822)	98
Excise taxes	-	-	-	12,930	-	12,930
Other taxes and duties	6	-	-	20,089	-	20,095
Income applicable to minority and preferred interests	-	-	-	296	-	296
Total costs and other deductions	15,668	14	68	202,863	(98,760)	119,853
Income before income taxes	11,883	-	(51)	16,764	(10,154)	18,442
Income taxes	653	(1)	(21)	6,581	-	7,212
Net income	$11,230	$1	$(30)	$10,183	$(10,154)	$11,230

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated balance sheet as of June 30, 2005
Cash and cash equivalents	$9,853	$-	$-	$15,795	$-	$25,648
Cash and cash equivalents - restricted	4,604	-	-	-	-	4,604
Notes and accounts receivable - net	3,244	-	-	22,472	-	25,716
Inventories	1,336	-	-	9,247	-	10,583
Prepaid taxes and expenses	1,044	-	15	2,020	-	3,079
Total current assets	20,081	-	15	49,534	-	69,630
Property, plant and equipment - net	15,631	93	-	90,491	-	106,215
Investments and other assets	150,070	-	514	395,539	(520,152)	25,971
Intercompany receivables	9,001	1,043	1,590	348,592	(360,226)	-
Total assets	$194,783	$1,136	$2,119	$884,156	$(880,378)	$201,816

Notes and loan payables	$23	$-	$10	$2,982	$-	$3,015
Accounts payable and accrued liabilities	3,125	8	1	33,051	-	36,185
Income taxes payable	-	5	-	7,424	-	7,429
Total current liabilities	3,148	13	11	43,457	-	46,629
Long-term debt	261	160	1,395	4,255	-	6,071
Deferred income tax liabilities	2,733	28	265	17,053	-	20,079
Other long-term liabilities	5,629	27	-	18,785	-	24,441
Intercompany payables	78,416	110	382	281,318	(360,226)	-
Total liabilities	90,187	338	2,053	364,868	(360,226)	97,220

Earnings reinvested	146,322	13	(328)	94,820	(94,505)	146,322
Other shareholders' equity	(41,726)	785	394	424,468	(425,647)	(41,726)
Total shareholders' equity	104,596	798	66	519,288	(520,152)	104,596
Total liabilities and shareholders' equity	$194,783	$1,136	$2,119	$884,156	$(880,378)	$201,816

Condensed consolidated balance sheet as of December 31, 2004
Cash and cash equivalents	$10,055	$4	$-	$8,472	$-	$18,531
Cash and cash equivalents - restricted	4,604	-	-	-	-	4,604
Notes and accounts receivable - net	3,262	-	-	22,097	-	25,359
Inventories	1,117	-	-	8,370	-	9,487
Prepaid taxes and expenses	79	-	-	2,317	-	2,396
Total current assets	19,117	4	-	41,256	-	60,377
Property, plant and equipment - net	15,601	95	-	92,943	-	108,639
Investments and other assets	139,907	-	506	375,689	(489,862)	26,240
Intercompany receivables	9,728	1,090	1,594	322,469	(334,881)	-
Total assets	$184,353	$1,189	$2,100	$832,357	$(824,743)	$195,256

Notes and loan payables	$-	$-	$10	$3,270	$-	$3,280
Accounts payable and accrued liabilities	2,934	3	-	28,826	-	31,763
Income taxes payable	1,348	-	1	6,589	-	7,938
Total current liabilities	4,282	3	11	38,685	-	42,981
Long-term debt	261	160	1,324	3,268	-	5,013
Deferred income tax liabilities	3,152	28	268	17,644	-	21,092
Other long-term liabilities	5,461	22	-	18,931	-	24,414
Intercompany payables	69,441	185	403	264,852	(334,881)	-
Total liabilities	82,597	398	2,006	343,380	(334,881)	93,500

Earnings reinvested	134,390	6	(300)	81,380	(81,086)	134,390
Other shareholders' equity	(32,634)	785	394	407,597	(408,776)	(32,634)
Total shareholders' equity	101,756	791	94	488,977	(489,862)	101,756
Total liabilities and shareholders' equity	$184,353	$1,189	$2,100	$832,357	$(824,743)	$195,256

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated statement of cash flows for six months ended June 30, 2005
Cash provided by/(used in) operating activities	$768	$24	$16	$21,798	$(625)	$21,981
Cash flows from investing activities
Additions to property, plant and equipment	(645)	-	-	(5,803)	-	(6,448)
Sales of long-term assets	62	-	-	3,764	-	3,826
Increase in restricted cash and cash equivalents	-	-	-	-	-	-
Net intercompany investing	9,854	47	4	(9,841)	(64)	-
All other investing, net	-	-	-	(592)	-	(592)
Net cash provided by/(used in) investing activities	9,271	47	4	(12,472)	(64)	(3,214)
Cash flows from financing activities
Additions to long-term debt	-	-	-	1	-	1
Reductions in long-term debt	-	-	-	(11)	-	(11)
Additions/(reductions) in short-term debt - net	23	-	-	(290)	-	(267)
Cash dividends	(3,568)	-	-	(625)	625	(3,568)
Net ExxonMobil shares sold/(acquired)	(6,696)	-	-	-	-	(6,696)
Net intercompany financing activity	-	(75)	(20)	31	64	-
All other financing, net	-	-	-	(331)	-	(331)
Net cash provided by/(used in) financing activities	(10,241)	(75)	(20)	(1,225)	689	(10,872)
Effects of exchange rate changes on cash	-	-	-	(778)	-	(778)
Increase/(decrease) in cash and cash equivalents	$(202)	$(4)	$-	$7,323	$-	$7,117

Condensed consolidated statement of cash flows for six months ended June 30, 2004
Cash provided by/(used in) operating activities	$4,184	$6	$6	$15,776	$(1,182)	$18,790
Cash flows from investing activities
Additions to property, plant and equipment	(571)	-	-	(5,171)	-	(5,742)
Sales of long-term assets	342	-	-	1,040	-	1,382
Increase in restricted cash and cash equivalents	(4,601)	-	-	-	-	(4,601)
Net intercompany investing	7,595	(38)	(6)	(7,621)	70	-
All other investing, net	-	-	-	811	-	811
Net cash provided by/(used in) investing activities	2,765	(38)	(6)	(10,941)	70	(8,150)
Cash flows from financing activities
Additions to long-term debt	-	-	-	371	-	371
Reductions in long-term debt	-	-	-	(7)	-	(7)
Additions/(reductions) in short-term debt - net	-	-	-	(198)	-	(198)
Cash dividends	(3,405)	-	-	(1,182)	1,182	(3,405)
Net ExxonMobil shares sold/(acquired)	(3,475)	-	-	-	-	(3,475)
Net intercompany financing activity	-	32	-	38	(70)	-
All other financing, net	-	-	-	(183)	-	(183)
Net cash provided by/(used in) financing activities	(6,880)	32	-	(1,161)	1,112	(6,897)
Effects of exchange rate changes on cash	-	-	-	(192)	-	(192)
Increase/(decrease) in cash and cash equivalents	$69	$-	$-	$3,482	$-	$3,551

EXXON MOBIL CORPORATION

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

Second Quarter		First Six Months
2005	2004	2005	2004
	(millions of dollars)
Net Income (U.S. GAAP)
Upstream
United States	$1,389	$1,237	$2,742	$2,391
Non-U.S.	3,519	2,609	7,220	5,468
Downstream
United States	999	907	1,644	1,299
Non-U.S.	1,022	600	1,830	1,212
Chemical
United States	343	148	835	266
Non-U.S.	471	459	1,411	905
Corporate and financing	(103)	(170)	(182)	(311)
Net Income (U.S. GAAP)	$7,640	$5,790	$15,500	$11,230

Net income per common share (dollars)	$1.21	$0.89	$2.44	$1.72
Net income per common share
- assuming dilution (dollars)	$1.20	$0.88	$2.42	$1.71

Special items included in net income
U.S. Downstream
Allapattah lawsuit provision	$(200)	$0	$(200)	$0
Non-U.S. Downstream
Gain on sale of Sinopec investment	$0	$0	$310	$0
Non-U.S. Chemical
Gain on sale of Sinopec investment	$0	$0	$150	$0

REVIEW OF SECOND QUARTER AND FIRST SIX MONTHS 2005 RESULTS

Exxon Mobil Corporation estimated record second quarter 2005 net income of $7,640 million ($1.20 per share) increased $1,850 million from the second quarter of 2004.  Second quarter 2005 net income included a special charge of $200 million for the Allapattah lawsuit provision.

_____________________________________________

Record net income of $15,500 million ($2.42 per share) for the first half of 2005 increased 38 percent from the first half of 2004.  Net income for the first half of 2005 included a $460 million positive impact (Downstream - $310 million; Chemical - $150 million) from the sale of the Corporation's stake in China Petroleum and Chemical Corporation ("Sinopec") and a special charge in the Downstream of $200 million for the Allapattah lawsuit provision.

Second Quarter		First Six Months
2005	2004	2005	2004
	(millions of dollars)
Upstream earnings
United States	$1,389	$1,237	$2,742	$2,391
Non-U.S.	3,519	2,609	7,220	5,468
Total	$4,908	$3,846	$9,962	$7,859

Upstream earnings in the second quarter 2005 were $4,908 million, up $1,062 million from 2004 reflecting strong crude and natural gas prices partly offset by lower production.

On an oil-equivalent basis, production decreased by 4.3 percent from the second quarter of 2004.   Excluding divestment and entitlement effects, production decreased by 2 percent.  Our mature fields continue to perform as expected and for those fields we operate, maintenance has been as anticipated.

Liquids production of 2,466 kbd (thousands of barrels per day) was 115 kbd lower than the second quarter of 2004.  Higher production in West Africa was more than offset by mature field decline, maintenance activities, as well as entitlement and divestment impacts.

Second quarter natural gas production decreased to 8,686 mcfd (millions of cubic feet per day), compared with 9,061 mcfd last year.  Higher volumes in Qatar were more than offset by mature field decline, maintenance activities, and the impact of divestments.

Earnings from U.S. Upstream operations were $1,389 million, $152 million higher than last year's second quarter.  Non-U.S. Upstream earnings of $3,519 million were up $910 million from 2004.

_____________________________________________

Upstream earnings in the first half of 2005 of $9,962 million increased $2,103 million from 2004 due to higher liquids and natural gas realizations partly offset by lower production.

On an oil-equivalent basis, production decreased by 4.5 percent from the first half of last year.  Excluding divestment and entitlement effects, production decreased by 3 percent from the first half of last year.  Our mature fields continue to perform as expected and for those fields we operate, maintenance has been as anticipated.

Liquids production of 2,504 kbd decreased by 104 kbd from 2004.  Higher production from new fields in West Africa and the North Sea was more than offset by mature field decline, maintenance, as well as the impact of entitlements and divestments.

First half natural gas production of 9,730 mcfd decreased 545 mcfd from 2004.  Higher volumes in Qatar were more than offset by mature field decline, maintenance, and the impact of divestments.

Earnings from U.S. Upstream operations for the first half of 2005 were $2,742 million, an increase of $351 million.  Earnings outside the U.S. were $7,220 million, $1,752 million higher than last year.

Second Quarter		First Six Months
2005	2004	2005	2004
	(millions of dollars)
Downstream earnings
United States	$999	$907	$1,644	$1,299
Non-U.S.	1,022	600	1,830	1,212
Total	$2,021	$1,507	$3,474	$2,511
Special items included in net income
U.S. Downstream
Allapattah lawsuit provision	$(200)	$0	$(200)	$0
Non-U.S. Downstream
Gain on sale of Sinopec investment	$0	$0	$310	$0

Downstream earnings in the second quarter 2005 were $2,021 million and included a $200 million charge for the Allapattah lawsuit provision.  Second quarter 2005 results benefited from improved refining margins and higher refinery throughput.  Petroleum product sales were 8,259 kbd, 236  kbd higher than last year's second quarter.

U.S. Downstream earnings of $999 million increased $292 million from last year's second quarter, before the lawsuit provision.  Non-U.S. Downstream earnings were up $422 million at $1,022 million.

_____________________________________________

Downstream earnings in the first half of 2005 of $3,474 million, including the $200 million lawsuit provision and the $310 million Sinopec gain, compared to $2,511 million in 2004 reflecting stronger worldwide refining margins and higher refinery throughput partly offset by weak marketing margins.  Petroleum product sales of 8,244 kbd compared with 8,074 kbd in the first half of 2004.

U.S. Downstream earnings of $1,644 million increased $545 million from 2004, before the lawsuit provision.  Non-U.S. Downstream earnings of $1,830 million were $308 million higher than last year, before the Sinopec gain.

Second Quarter		First Six Months
2005	2004	2005	2004
	(millions of dollars)
Chemical earnings
United States	$343	$148	$835	$266
Non-U.S.	471	459	1,411	905
Total	$814	$607	$2,246	$1,171
Special items included in net income
Non-U.S. Chemical
Gain on sale of Sinopec investment	$0	$0	$150	$0

Chemical earnings in the second quarter 2005 were $814 million, up $207 million from the same quarter a year ago due to improved margins partly offset by lower volumes.  Prime product sales of 6,592 kt (thousands of metric tons) were down 338 kt from last year's second quarter.

_____________________________________________

Chemical earnings in the first half of 2005 of $2,246 million were up $1,075 million from 2004 due to improved margins and the $150 million Sinopec gain partly offset by lower volumes.  Prime product sales of 13,530 kt were down 192 kt from 2004.

Second Quarter		First Six Months
2005	2004	2005	2004
	(millions of dollars)
All other segments earnings
Corporate and financing	$(103)	$(170)	$(182)	$(311)

Corporate and financing expenses in the second quarter of 2005 of $103 million were lower by $67 million mainly due to higher interest income.

_____________________________________________

Corporate and financing expenses in the first half of 2005 of $182 million decreased by $129 million mainly due to higher interest income.

LIQUIDITY AND CAPITAL RESOURCES

First Six Months
2005	2004
(millions of dollars)
Net cash provided by/(used in)
Operating activities	$21,981	$18,790
Investing activities	(3,214)	(8,150)
Financing activities	(10,872)	(6,897)
Effect of exchange rate changes	(778)	(192)
Increase/(decrease) in cash and cash equivalents	$7,117	$3,551

Cash and cash equivalents	$25,648	$14,177
Cash and cash equivalents - restricted (note 3)	4,604	4,601
Total cash and cash equivalents (at end of period)	$30,252	$18,778

Cash provided by operating activities totaled $21,981 million for the first half of 2005, an increase of $3,191 million versus $18,790 million in the same period last year reflecting higher net income.  Major sources of funds were net income of $15,500 million and non-cash provisions of $5,069 million for depreciation and depletion.  For additional details, see the Condensed Consolidated Statement of Cash Flows on page 5.

Investing activities for the first half of 2005 used net cash of $3,214 million compared to $8,150 million in the prior year. Spending for additions to property, plant and equipment increased $706 million to $6,448 million.  Proceeds from asset divestments of $3,826 million in 2005 increased $2,444 million, including almost $1.4 billion from the sale of the Corporation's interest in Sinopec. As discussed in note 3 to the condensed consolidated financial statements, investing activities in 2004 included a pledge in the second quarter by the Corporation to the issuer of a litigation related appeal bond of collateral consisting of restricted cash and cash equivalents of $4,601 million.  Other investing activities reflect net additional investments and advances in 2005 compared to collections of advances in 2004.

Net cash used in financing activities of $10,872 million in the first half of 2005 compared to $6,897 million in the 2004 period reflecting a higher level of purchases of ExxonMobil shares in the current year.

Total cash and cash equivalents, including the $4.6 billion of restricted cash, was $30.3 billion at the end of the second quarter of 2005.

During the second quarter of 2005, Exxon Mobil Corporation purchased 64 million shares of its common stock for the treasury at a gross cost of $3,713 million.  These purchases included $3.5 billion to reduce the number of shares outstanding, a $1.0 billion increase from the $2.5 billion of share reduction purchases in the first quarter.  As a consequence of the continued strengthening of our financial position, share purchases to reduce shares outstanding will be increased to $5.0 billion in the third quarter.  The balance of the purchases offset shares issued in conjunction with company benefit plans and programs.  Shares outstanding were reduced from 6,366 million at the end of the first quarter to 6,305 million at the end of the second quarter.  During the first half of 2005, shares outstanding were reduced by 1.5 percent.  The Corporation purchased 128 million shares of its common stock for the treasury at a gross cost of $7,337 million, including $6.0 billion to reduce shares outstanding.  Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

Total debt of $9.1 billion at June 30, 2005 was $0.8 billion higher than year-end 2004.  The Corporation's debt to total capital ratio was 7.7 percent at the end of the second quarter of 2005, comparable to year-end 2004.

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

On July 1, 2005 the Corporation announced that its subsidiary, Esso Nederland B.V., completed the restructuring of its interest in the Dutch gas transportation business.  This restructuring had in principle been agreed under the terms of a Heads of Agreement signed on November 1, 2004 between Esso Nederland B.V., Shell Nederland B.V. and the State of the Netherlands. Following the successful completion of various regulatory reviews and detailed agreements, Esso Nederland B.V. and Shell Nederland B.V. formally transferred their ownership share of 25 percent each in Gasunie's gas transportation business to the State of the Netherlands. At the same time the State of the Netherlands paid an agreed net compensation in the amount of 2.77 billion Euros to Nederlandse Aardolie Maatschappij B. V., the Dutch oil and gas producing company jointly owned by ExxonMobil and Shell.  ExxonMobil's positive after-tax earnings impact for this transaction of approximately $1.6 billion will be reported in third quarter 2005 results.

TAXES

Second Quarter		First Six Months
2005	2004	2005	2004
	(millions of dollars)
Taxes
Income taxes	$5,119	$3,690	$10,162	$7,212
Excise taxes	7,515	6,514	14,753	12,930
All other taxes and duties	11,212	10,542	22,156	21,395
Total	$23,846	$20,746	$47,071	$41,537

Effective income tax rate	41.4%	40.5%	41.3%	41.1%

Income, excise and all other taxes for the second quarter of 2005 of $23,846 million were up $3,100 million compared to 2004.  In the second quarter of 2005 income tax expense was $5,119 million and the effective income tax rate was 41.4 percent, compared to $3,690 million and 40.5 percent, respectively, in the prior year period.  Excise and all other taxes and duties were higher reflecting higher prices and foreign exchange effects.

_____________________________________________

Income, excise and all other taxes for the first half of 2005 of $47,071 million were up $5,534 million compared to the prior year.  First half 2005 income tax expense was $10,162 million and the effective income tax rate was 41.3 percent, compared to $7,212 million and 41.1 percent, respectively, in the prior year period.  During both years, the Corporation continued to benefit from the favorable resolution of tax related issues.  Excise and all other taxes and duties were higher reflecting higher prices and foreign exchange effects.

CAPITAL AND EXPLORATION EXPENDITURES

Second Quarter		First Six Months
2005	2004	2005	2004
	(millions of dollars)
Capital and exploration expenditures
Upstream (including exploration expenses)	$3,678	$2,840	$6,490	$5,544
Downstream	649	624	1,101	1,134
Chemical	175	148	323	280
Other	35	5	40	60
Total	$4,537	$3,617	$7,954	$7,018

ExxonMobil continued its active investment program in the second quarter, spending $4,537 million on capital and exploration projects, compared with $3,617 million last year, with continued strong levels of Upstream spending.  Our disciplined project management systems remain a competitive advantage.  ExxonMobil-operated projects that are key to future volume growth continue to be on budget and on or ahead of schedule.

_____________________________________________

Capital and exploration expenditures in the first half of 2005 of $7,954 million were up $936 million compared with last year.

The Corporation expects the level of capital and exploration spending to be about $17 billion in 2005.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-based Payment.” FAS 123R requires compensation costs related to share-based payments to be recognized in the income statement over the requisite service period. The amount of the compensation cost will be measured based on the grant-date fair value of the instrument issued. FAS 123R is effective for the Corporation as of January 1, 2006, for awards granted or modified after that date and for awards granted prior to that date that have not vested.  In 2003, the Corporation adopted a policy of expensing all share-based payments that is consistent with the provisions of FAS 123R.  All prior year outstanding stock option awards have vested.

The cumulative compensation expense associated with stock grants made in 2002, 2003 and 2004 has been recognized in the income statement using the "nominal vesting period approach."  The full cost of awards given to employees who have retired before the end of the vesting period has been expensed.  The use of a "non-substantive vesting period approach" reflecting amortization based on the retirement eligibility age, would not be significantly different from the nominal vesting period approach.  The non-substantive vesting period approach will be applicable to grants made after the adoption of FAS 123R on January 1, 2006.

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

ExxonMobil continues to carry as an asset the cost of drilling exploratory wells that find sufficient quantities of reserves to justify their completion as producing wells if the required capital expenditure is made and drilling of additional exploratory wells is under way or firmly planned for the near future.  Once exploration activities demonstrate that sufficient quantities of commercially producible reserves have been discovered, continued capitalization is dependent on project reviews, which take place at least annually, to ensure that satisfactory progress toward ultimate development of the reserves is being achieved.  Exploratory well costs not meeting these criteria are charged to expense.  ExxonMobil does not believe that the application of FSP FAS 19-1 will have a material impact on its financial statements.

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

EXXON MOBIL CORPORATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the six months ended June 30, 2005, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2004.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation's chief executive officer, principal accounting officer and principal financial officer have evaluated the Corporation's disclosure controls and procedures as of June 30, 2005.  Based on that evaluation, these officers have concluded that the Corporation's disclosure controls and procedures are effective in ensuring that material information required to be in this quarterly report is made known to them on a timely basis.  There were no changes during the Corporation's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

An Administrative Complaint captioned "In the Matter of ExxonMobil Production Company" was filed by the Environmental Protection Agency ("EPA") on April 27, 2005.  The EPA alleges violations of the Clean Water Act at the Hawkins Field (in Wood County, Texas) related to 13 spills of produced water into potential waters of the United States, occurring from June 2000 to August 2004.  The government is seeking a penalty of up to $157,500 and appropriate injunctive relief.

Regarding a previously reported matter, Mobil Oil Australia Pty Ltd ("MOA") and the EPA executed a settlement agreement effective May 18, 2005, relating to a November 2003 notice of violation ("NOV") alleging that MOA transferred for distribution on the U.S. territory of American Samoa 23 barge loads of gasoline that did not contain additives required by the Clean Air Act.  These allegations were based on self-disclosure by MOA.  The NOV also alleged that the 23 barge loads were not accompanied by complete product transfer documents.  MOA took corrective action.  Under the terms of the settlement agreement, MOA will pay a civil penalty in the amount of $69,000, and will undertake a supplemental environmental project in the amount of $160,454, which consists of the purchase of respiratory equipment for the hospital in Pago Pago, American Samoa.

In another previously reported matter, ExxonMobil Oil Corporation ("EMOC") and the New York State Department of Environmental Conservation ("NYSDEC") entered into a Consent Order on May 24, 2005, relating to a 2002 NOV and subsequent Notice of Hearing and Complaint served on EMOC regarding the Port Mobil Terminal in Staten Island, New York.  The NYSDEC had alleged violations of regulations under New York's Petroleum Bulk Storage and Chemical Bulk Storage programs, including that certain above-ground storage tanks holding petroleum products were not being managed in accordance with regulatory requirements or were in violation of permit requirements.  Under the Consent Order, EMOC has agreed to pay a civil penalty of $200,000 and to demolish a number of out-of-service tanks at the terminal (which was recently sold to a third party).

Refer to the relevant portions of note 3 on pages 7 through 9 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASE OF EQUITY SECURITIES FOR QUARTER ENDED JUNE 30, 2005

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

April, 2005	19,877,817	$59.12	19,877,817

May, 2005	22,204,515	$55.83	22,204,515

June, 2005	22,137,357	$58.62	22,137,357

Total	64,219,689	$57.81	64,219,689	(See Note 1)

Note 1 -- On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding.  The announcement did not specify an amount or expiration date.  The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases.  In its most recent earnings release dated July 28, 2005, the Corporation stated its intention to increase share purchases to reduce shares outstanding to $5.0 billion in the third quarter of 2005.  Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders on May 25, 2005, the following proposals were voted upon.  Percentages are based on the total of the shares voted for and against.

Concerning Election of Directors

	Votes		Votes
Nominees	Cast For		Withheld
Michael J. Boskin	5,294,707,411	98.4%	87,389,594
William W. George	5,311,387,763	98.7%	70,709,242
James R. Houghton	5,242,365,199	97.4%	139,731,806
William R. Howell	5,222,248,784	97.0%	159,848,221
Reatha Clark King	5,280,358,183	98.1%	101,738,822
Philip E. Lippincott	5,268,015,088	97.9%	114,081,917
Henry A. McKinnell, Jr.	5,263,071,878	97.8%	119,025,127
Marilyn Carlson Nelson	5,261,380,904	97.8%	120,716,101
Lee R. Raymond	5,264,329,882	97.8%	117,767,123
Walter V. Shipley	5,230,711,700	97.2%	151,385,305
Rex W. Tillerson	5,272,674,286	98.0%	109,422,719

Concerning Ratification of Independent Auditors
Votes Cast For:	5,205,377,542	97.7%
Votes Cast Against:	124,766,557	2.3%
Abstentions:	51,952,906
Broker Non-Votes:	0

Concerning Political Contributions
Votes Cast For:	284,203,497	7.2%
Votes Cast Against:	3,683,201,907	92.8%
Abstentions:	387,082,906
Broker Non-Votes:	1,027,608,695

Concerning Board Compensation
Votes Cast For:	228,708,498	5.4%
Votes Cast Against:	4,031,335,746	94.6%
Abstentions:	94,444,066
Broker Non-Votes:	1,027,608,695

Concerning Industry Experience
Votes Cast For:	173,048,031	4.1%
Votes Cast Against:	4,078,387,712	95.9%
Abstentions:	103,052,567
Broker Non-Votes:	1,027,608,695

Concerning Aceh Security Report
Votes Cast For:	294,943,409	7.6%
Votes Cast Against:	3,594,963,877	92.4%
Abstentions:	464,581,024
Broker Non-Votes:	1,027,608,695

Concerning Amendment of EEO Policy
Votes Cast For:	1,160,578,656	29.5%
Votes Cast Against:	2,777,223,013	70.5%
Abstentions:	416,686,641
Broker Non-Votes:	1,027,608,695

Concerning Biodiversity Impact Report
Votes Cast For:	320,065,371	8.1%
Votes Cast Against:	3,614,747,511	91.9%
Abstentions:	419,675,428
Broker Non-Votes:	1,027,608,695

Concerning Climate Science Report
Votes Cast For:	410,015,322	10.3%
Votes Cast Against:	3,582,042,479	89.7%
Abstentions:	362,430,509
Broker Non-Votes:	1,027,608,695

Concerning Kyoto Compliance Report
Votes Cast For:	1,133,469,349	28.4%
Votes Cast Against:	2,851,708,488	71.6%
Abstentions:	369,310,473
Broker Non-Votes:	1,027,608,695

For additional information, see the registrant's definitive proxy statement dated April 13, 2005 -- from page 6, beginning with "Item 1 - Election of Directors", through page 9; and -- from page 28, beginning with "Item 2 - Ratification of Independent Auditors", through page 41.

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

Date: August 4, 2005

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