Form 10-Q
period 2005-09-30
EXXON MOBIL CORP
filed 2005-11-04
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                                                              Outstanding as of September 30, 2005

Common stock, without par value                                                              6,222,395,687

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

Page

Number

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Statement of Income

3

Three months and nine months ended September 30, 2005 and 2004

Condensed Consolidated Balance Sheet

4

As of September 30, 2005 and December 31, 2004

Condensed Consolidated Statement of Cash Flows

5

Nine months ended September 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

6-20

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

21-27

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

28

Item 4.

Controls and Procedures

28

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

28-29

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

30

Item 6.

Exhibits

31

Signature

32

Index to Exhibits

33

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars)

Three Months Ended	Nine Months Ended
September 30,	September 30,
	2005	2004	2005	2004
REVENUES AND OTHER INCOME
Sales and other operating revenue (1) (2)	$96,731	$74,854	$262,828	$210,134
Income from equity affiliates	3,080	1,219	5,957	3,487
Other income	906	302	2,551	1,049
Total revenues and other income	100,717	76,375	271,336	214,670

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases (2)	52,345	37,047	136,334	100,572
Production and manufacturing expenses	6,537	5,721	19,089	16,932
Selling, general and administrative expenses	3,765	3,372	10,724	9,946
Depreciation and depletion	2,513	2,431	7,582	7,154
Exploration expenses, including dry holes	248	388	635	789
Interest expense	73	459	373	557
Excise taxes (1)	8,160	7,045	22,913	19,975
Other taxes and duties	10,850	10,179	31,504	30,274
Income applicable to minority and preferred interests	174	199	468	495
Total costs and other deductions	84,665	66,841	229,622	186,694

INCOME BEFORE INCOME TAXES	16,052	9,534	41,714	27,976
Income taxes	6,132	3,854	16,294	11,066
NET INCOME	$9,920	$5,680	$25,420	$16,910

NET INCOME PER COMMON SHARE (dollars)	$1.60	$0.88	$4.04	$2.60

NET INCOME PER COMMON SHARE
- ASSUMING DILUTION (dollars)	$1.58	$0.88	$4.00	$2.59

DIVIDENDS PER COMMON SHARE (dollars)	$0.29	$0.27	$0.85	$0.79

(1) Excise taxes included in sales and other
operating revenue	$8,160	$7,045	$22,913	$19,975

(2) Amounts included in sales and other operating revenue for purchases/sales contracts with the same counterparty
(associated costs are included in crude oil and product
purchases). See note 2 on page 6.	$8,439	$6,467	$23,106	$18,500

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)

Sept. 30,	Dec. 31,
2005	2004
ASSETS
Current assets
Cash and cash equivalents	$29,240	$18,531
Cash and cash equivalents - restricted (note 4)	4,604	4,604
Notes and accounts receivable - net	26,193	25,359
Inventories
Crude oil, products and merchandise	9,577	8,136
Materials and supplies	1,399	1,351
Prepaid taxes and expenses	3,717	2,396
Total current assets	74,730	60,377
Property, plant and equipment - net	107,094	108,639
Investments and other assets	27,897	26,240

TOTAL ASSETS	$209,721	$195,256

LIABILITIES
Current liabilities
Notes and loans payable	$2,331	$3,280
Accounts payable and accrued liabilities	39,055	31,763
Income taxes payable	9,489	7,938
Total current liabilities	50,875	42,981
Long-term debt	6,126	5,013
Deferred income tax liability	20,525	21,092
Other long-term liabilities	24,305	24,414

TOTAL LIABILITIES	101,831	93,500

Commitments and contingencies (note 4)

SHAREHOLDERS' EQUITY
Benefit plan related balances	(732)	(1,014)
Common stock, without par value:
Authorized: 9,000 million shares
Issued: 8,019 million shares	5,176	5,067
Earnings reinvested	154,420	134,390
Accumulated other nonowner changes in equity
Cumulative foreign exchange translation adjustment	1,451	3,598
Minimum pension liability adjustment	(2,347)	(2,499)
Unrealized gains on stock investments	0	428
Common stock held in treasury:
1,797 million shares at September 30, 2005	(50,078)
1,618 million shares at December 31, 2004		(38,214)

TOTAL SHAREHOLDERS' EQUITY	107,890	101,756

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$209,721	$195,256

The number of shares of common stock issued and outstanding at September 30, 2005 and

December 31, 2004 were 6,222,395,687 and 6,401,244,728, respectively.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)

Nine Months Ended
September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,420	$16,910
Depreciation and depletion	7,582	7,154
Changes in operational working capital, excluding cash and debt	6,226	4,155
All other items - net	(1,480)	24

Net cash provided by operating activities	37,748	28,243

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(9,940)	(8,579)
Sales of subsidiaries, investments, and property, plant and equipment	4,580	1,952
Increase in restricted cash and cash equivalents (note 4)	0	(4,602)
Other investing activities - net	(2,019)	209

Net cash used in investing activities	(7,379)	(11,020)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	61	371
Reductions in long-term debt	(83)	(113)
Additions/(reductions) in short-term debt - net	(993)	(244)
Cash dividends to ExxonMobil shareholders	(5,390)	(5,158)
Cash dividends to minority interests	(229)	(177)
Changes in minority interests and sales/(purchases)
of affiliate stock	(351)	(151)
Net ExxonMobil shares acquired	(11,985)	(6,235)

Net cash used in financing activities	(18,970)	(11,707)

Effects of exchange rate changes on cash	(690)	(34)

Increase/(decrease) in cash and cash equivalents	10,709	5,482
Cash and cash equivalents at beginning of period	18,531	10,626
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,240	$16,108

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$15,104	$8,492
Cash interest paid	$361	$219

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

2.

Accounting for Purchases and Sales of Inventory with the Same Counterparty

At its September 2005 meeting, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, "Accounting for Purchases and Sales of Inventory with the Same Counterparty".  This issue addresses the question of when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as exchanges measured at the book value of the item sold.  The EITF concluded that purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another should be combined and recorded as exchanges measured at the book value of the item sold.

ExxonMobil currently records certain crude oil, natural gas, petroleum product and chemical purchases and sales of inventory entered into contemporaneously with the same counterparty as cost of sales and revenues, measured at fair value as agreed upon by a willing buyer and a willing seller.  These transactions occur under contractual arrangements that establish the agreement terms either jointly, in a single contract, or separately, in individual contracts.  This accounting treatment is consistent with long standing industry practice  (although the Corporation understands that some companies in the oil and gas industry may be accounting for these transactions as nonmonetary exchanges).  The EITF consensus will result in the Corporation's accounts "Sales and other operating revenue" and "Crude oil and product purchases" on the Consolidated Statement of Income being reduced by associated amounts with no impact on net income.  All operating segments will be impacted by this change, but the largest effects are in the Downstream.  The EITF consensus will become effective for new arrangements entered into, and modifications or renewals of existing agreements, beginning no later than the second quarter of 2006.

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

(1) Associated costs are in "Crude oil and product purchases"

3.

Suspended Exploratory Well Costs

Effective July 1, 2005, the Corporation adopted Financial Accounting Standards Board Staff Position FAS 19-1 (FSP 19-1), "Accounting for Suspended Well Costs."   FSP 19-1 amended Statement of Financial Accounting Standards No. 19 (FAS 19), "Financial Accounting and Reporting by Oil and Gas Producing Companies," to permit the continued capitalization of exploratory well costs beyond one year if (a) the well found a sufficient quantity of reserves to justify its completion as a producing well and (b) the entity is making sufficient progress assessing the reserves and the economic and operating viability of the project.  There were no capitalized exploratory well costs charged to expense upon the adoption of FSP 19-1.

Prior to the adoption of FSP 19-1, ExxonMobil carried as an asset the cost of drilling exploratory wells that found sufficient quantities of reserves to justify their completion as producing wells if the required capital expenditure was made and drilling of additional exploratory wells was under way or firmly planned for the near future.  Once exploration activities demonstrated that sufficient quantities of commercially producible reserves had been discovered, continued capitalization was dependent on project reviews, which took place at least annually, to ensure that satisfactory progress toward ultimate development of the reserves was being achieved.  Exploratory well costs not meeting these criteria were charged to expense.

The two tables below provide details of the changes in the balance of suspended exploratory well costs as well as an aging summary of those costs.

	Nine Months
	Ended
Change in capitalized suspended	Sept. 30,
exploratory well costs	2005	2004	2003
	(millions of dollars)

Beginning balance at January 1	$1,070	$1,093	$1,193
Additions pending the determination of proved reserves	207	139	217
Charged to expense	(55)	(98)	(238)
Reclassifications to wells, facilities and equipment
based on the determination of proved reserves	(40)	(92)	(123)
Foreign exchange / Other	11	28	44
Ending balance	$1,193	$1,070	$1,093

Period end capitalized suspended	Sept. 30,
exploratory well costs	2005	2004	2003
	(millions of dollars)

Capitalized for a period of one year or less	$246	$139	$217

Capitalized for a period of between one and five years	502	510	453
Capitalized for a period of between five and ten years	188	172	162
Capitalized for a period of greater than 10 years	257	249	261
Capitalized for a period greater than one year	947	931	876
Total	$1,193	$1,070	$1,093

Exploration activity often involves drilling multiple wells, over a number of years, to fully evaluate a project.  The table below provides a numerical breakdown of the number of projects with suspended exploratory well costs which had their first capitalized well drilled in the preceding 12 months and those that have had exploratory well costs capitalized for a period greater than 12 months.

Sept. 30,
2005	2004	2003

Number of projects with first capitalized well drilled
in the preceding 12 months	20	8	13
Number of projects that have exploratory well costs
capitalized for a period greater than 12 months	59	61	76
Total	79	69	89

Of the 59 projects that have exploratory well costs capitalized for a period greater than twelve months as of September 30, 2005, 18 projects have drilling in the preceding 12 months or exploratory activity planned in the next two years, while the remaining 41 projects are those with completed exploratory activity progressing toward development.  The table below provides additional detail for those 41 projects which total $623 million dollars.

Country / Project	Sept. 30, 2005	Years Wells Drilled	Comment
	(millions of dollars)
Angola
Marimba	11	2001	Development in progress on first phase of Marimba deepwater project with proved reserves booked; development of second phase awaiting capacity in existing/planned infrastructure.
Mavacola	12	2001-2002	Development awaiting capacity in existing/planned infrastructure; planned subsea tieback to floating production system; submission of Declaration of Commerciality in 2005.
Mondo	24	2000-2003	Planned subsea tieback to floating production system; initial project funding in 2003; Declaration of Commerciality approved by government in 2003; project funding is anticipated in 2005 or 2006.
Orquidea/Violeta	6	1999-2001	Planned subsea tieback to floating production system; high-resolution 3-D seismic survey in 2004; further technical evaluation and reservoir studies were conducted in 2005.
Saxi/Batuque	24	2000-2003	Planned subsea tieback to floating production system; initial project funding in 2003; Declaration of Commerciality approved by government in 2005.
Australia
Gorgon/Jansz	73	1980-2003

Gorgon and Jansz resources to be developed as integrated LNG project; land access rights for onshore plant secured in 2003; co-venturers have agreed to combine these resources and redistribute their equity interests, with governmental approval of this plan anticipated by year-end 2005; initial project funding and engineering began in 2005.

Kipper/East Pilchard	10	1986-2001

Bass Strait project in design phase; planned tie-in to existing platform; initial Kipper funding began in 2005 following execution of Memorandum of Understanding between co-venturers; development of East Pilchard phase awaiting capacity in existing/planned infrastructure.

Whiptail	3	2004	Progressing development concept with planned subsea tieback to existing Bass Strait platform.
Canada
Hebron	31	1999-2000

Progressing development concept with co-venturer following resolution of the Joint Operating Agreement in 2005; recent efforts focused on further technical evaluation of wells and reservoir using seismic reprocessing and well core analysis; initial project funding and engineering began in 2005.

Terra Nova	4	2001	Drilling plans to develop far east area of field have been approved by provincial authority in 2005.

Country / Project	Sept. 30, 2005	Years Wells Drilled	Comment
	(millions of dollars)
Indonesia
Cepu	41	1998-2001

Progressing license term extension and commercial agreements with the Government of Indonesia; a Memorandum of Understanding and a Production Sharing Contract have been signed and other agreements are progressing; initial project funding and engineering began in 2001, with development anticipated upon conclusion of negotiations.

Natuna	118	1981-1983

Intent to proceed to the next phase of development communicated to government in 2004; discussions with government on near-term development work plans are in progress; further technical evaluation and gas marketing activities progressed in 2005.

Nigeria
Etoro/Isobo	9	2002	Offshore satellite development which will tie back to an existing production facility.
Other (5 projects)	15	2001-2002	Actively pursuing development of several additional offshore satellite discoveries which will tie back to existing production facilities.
Norway
Lavrans	20	1995-1999	Development awaiting capacity in existing/planned infrastructure; planned subsea tieback to existing floating production system; evaluation of phased ullage filling scenarios progressing.
Skarv/Idun	28	1998-2002

Planned subsea tieback to floating production system; export infrastructure and development plan agreed to with partners in 2005; submission of Plan of Development to the government anticipated in 2006; initial project funding and engineering began in 2005.

Other (4 projects)	7	1992-2002	Progressing several smaller North Sea developments expected to result in proved reserve additions over next few years.
Papua New Guinea
Hides	35	1993-1998	Early engineering studies complete; negotiations with customers on sales terms are in progress; initial project funding and engineering began in 2004; reservoir pressure data acquired in 2005.
Russia
Sakhalin-1, Phase 3	26	1996-1998

Actively progressing third phase of the Sakhalin-1 project to utilize capacity in facilities and infrastructure in Phase 1; Phase 1 development underway with first production in 2005; production testing program planned in 2006 to gather additional reservoir data.

United Kingdom
Merganser	12	1995	Planned subsea tieback to existing U.K. North Sea facilities; project funding anticipated in 2005 or 2006.
Puffin	38	1981-1986	Development awaiting capacity in existing infrastructure; planned tieback to existing U.K. North Sea production facility.
Starling	8	2003	Planned subsea tieback to existing U.K. North Sea facilities; project funding anticipated in 2005 or 2006.
Other (2 projects)	3	2002-2003
United States
Point Thomson	28	1977-1980	Progressing development option consisting of tie-in to proposed Alaska gas pipeline; negotiations of gas pipeline fiscal terms with state of Alaska ongoing; conceptual engineering planned for 2006.
Other
Various (9 projects)	37	1979-2004	Projects primarily awaiting capacity in existing or planned infrastructure.
Total (41 projects)	$623

4.

Litigation and Other Contingencies

Litigation

A variety of claims have been made against ExxonMobil and certain of its consolidated subsidiaries in a number of pending lawsuits and tax disputes. The Corporation accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. The Corporation does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. ExxonMobil will continue to defend itself vigorously in these matters. Based on a consideration of all relevant facts and circumstances, the Corporation does not believe the ultimate outcome of any currently pending lawsuit against ExxonMobil will have a materially adverse effect upon the Corporation's operations or financial condition.

A number of lawsuits, including class actions, were brought in various courts against Exxon Mobil Corporation and certain of its subsidiaries relating to the accidental release of crude oil from the tanker Exxon Valdez in 1989. The vast majority of the compensatory claims have been resolved. All of the punitive damage claims were consolidated in the civil trial that began in May 1994.

In that trial, on September 24, 1996, the United States District Court for the District of Alaska entered a judgment in the amount of $5 billion in punitive damages to a class composed of all persons and entities who asserted claims for punitive damages from the Corporation as a result of the Exxon Valdez grounding. ExxonMobil appealed the judgment. On November 7, 2001, the United States Court of Appeals for the Ninth Circuit vacated the punitive damage award as being excessive under the Constitution and remanded the case to the District Court for it to determine the amount of the punitive damage award consistent with the Ninth Circuit's holding. The Ninth Circuit upheld the compensatory damage award, which has been paid. On December 6, 2002, the District Court reduced the punitive damage award from $5 billion to $4 billion. Both the plaintiffs and ExxonMobil appealed that decision to the Ninth Circuit. The Ninth Circuit panel vacated the District Court's $4 billion punitive damage award without argument and sent the case back for the District Court to reconsider in light of the recent U.S. Supreme Court decision in Campbell v. State Farm. On January 28, 2004, the District Court reinstated the punitive damage award at $4.5 billion plus interest. ExxonMobil and the plaintiffs have appealed the decision to the Ninth Circuit. The Corporation has posted a $5.4 billion letter of credit.

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

On December 19, 2000, a jury in the 15th Judicial Circuit Court of Montgomery County, Alabama, returned a verdict against the Corporation in a dispute over royalties in the amount of $88 million in compensatory damages and $3.4 billion in punitive damages in the case of Exxon Corporation v. State of Alabama, et al. The verdict was upheld by the trial court on May 4, 2001. On December 20, 2002, the Alabama Supreme Court vacated the $3.5 billion jury verdict. The case was retried and on November 14, 2003, a state district court jury in Montgomery, Alabama, returned a verdict against Exxon Mobil Corporation. The verdict included $63.5 million in compensatory damages and $11.8 billion in punitive damages. On March 29, 2004, the district court judge reduced the amount of punitive damages to $3.5 billion. ExxonMobil believes the judgment is not justified by the evidence, that any punitive damage award is not justified by either the facts or the law, and that the amount of the award is grossly excessive and unconstitutional. ExxonMobil has appealed the decision to the Alabama Supreme Court. Management believes that the likelihood of the judgment being upheld is remote. While it is reasonably possible that a liability may have been incurred by ExxonMobil from this dispute over royalties, it is not possible to predict the ultimate outcome or to reasonably estimate any such potential liability. On May 4, 2004, the Corporation posted a $4.5 billion supersedeas bond as required by Alabama law to stay execution of the judgment pending appeal. The Corporation has pledged to the issuer of the bond collateral consisting of cash and short-term, high-quality securities with an aggregate value of approximately $4.6 billion. This collateral is reported as restricted cash and cash equivalents on the Condensed Consolidated Balance Sheet. Under the terms of the pledge agreement, the Corporation is entitled to receive the income generated from the cash and securities and to make investment decisions, but is restricted from using the pledged cash and securities for any other purpose until such time the bond is canceled.

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

Exxon Mobil Corporation and Saudi Basic Industries Corporation (SABIC) have been involved in litigation related to charges by SABIC for license agreements to a joint venture between the companies.  On February 22, 2005, the Delaware Supreme Court affirmed a trial court's judgment in the Corporation's favor and denied SABIC's motion for reconsideration.  SABIC paid $475 million to the Corporation per the Delaware Supreme Court ruling.  On July 22, 2005, SABIC appealed to the United States Supreme Court.  On October 11, 2005, the United States Supreme Court denied certiorari on the appeal.  In light of the U.S. Supreme Court's action the Corporation will recognize a positive after-tax earnings impact of approximately $390 million in fourth quarter 2005 results.

Tax issues for 1986 to 1993 remain pending before the U.S. Tax Court. The ultimate resolution of these issues is not expected to have a materially adverse effect upon the Corporation's operations or financial condition.

Other Contingencies

As of September 30, 2005
Equity	Other
Company	Third Party
Obligations	Obligations	Total
(millions of dollars)
Guarantees of excise taxes and custom duties
under reciprocal arrangements	$0	$1,048	$1,048
Other guarantees	2,305	338	2,643
Total	$2,305	$1,386	$3,691

The Corporation and certain of its consolidated subsidiaries were contingently liable at September 30, 2005 for $3,691 million, primarily relating to guarantees for notes, loans and performance under contracts. This included $1,048 million representing guarantees of non-U.S. excise taxes and customs duties of other companies, entered into as a normal business practice, under reciprocal arrangements. Also included in this amount were guarantees by consolidated affiliates of $2,305 million, representing ExxonMobil's share of obligations of certain equity companies.

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation's operations or financial condition. The Corporation's outstanding unconditional purchase obligations at September 30, 2005 were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

5.

Nonowner Changes in Shareholders' Equity

Three Months Ended		Nine Months Ended
September 30,		September 30,
2005	2004	2005	2004
(millions of dollars)

Net income	$9,920	$5,680	$25,420	$16,910
Changes in other nonowner changes in equity
Foreign exchange translation adjustment	203	559	(2,147)	(179)
Minimum pension liability adjustment	152	0	152	0
Unrealized gains/(losses) on stock investments	0	85	0	(92)
Reclassification adjustment for gain on sale of
stock investment included in net income	0	0	(428)	0
Total nonowner changes in shareholders' equity	$10,275	$6,324	$22,997	$16,639

6.

Earnings Per Share

Three Months Ended	Nine Months Ended
September 30,	September 30,
	2005	2004	2005	2004

NET INCOME PER COMMON SHARE
Net income (millions of dollars)	$9,920	$5,680	$25,420	$16,910

Weighted average number of common shares
outstanding (millions of shares)	6,241	6,464	6,304	6,505

Net income per common share (dollars)	$1.60	$0.88	$4.04	$2.60

NET INCOME PER COMMON SHARE
- ASSUMING DILUTION
Net income (millions of dollars)	$9,920	$5,680	$25,420	$16,910

Weighted average number of common shares
outstanding (millions of shares)	6,241	6,464	6,304	6,505
Effect of employee stock-based awards	62	44	57	37
Weighted average number of common shares
outstanding - assuming dilution	6,303	6,508	6,361	6,542

Net income per common share
- assuming dilution (dollars)	$1.58	$0.88	$4.00	$2.59

7.

Annuity Benefits and Other Postretirement Benefits

Three Months Ended		Nine Months Ended
September 30,		September 30,
2005	2004	2005	2004
(millions of dollars)

Annuity Benefits - U.S.
Components of net benefit cost
Service cost	$81	$76	$254	$230
Interest cost	150	151	469	455
Expected return on plan assets	(154)	(155)	(484)	(462)
Amortization of actuarial loss/(gain)
and prior service cost	67	71	209	214
Net pension enhancement and
curtailment/settlement expense	30	45	94	133
Net benefit cost	$174	$188	$542	$570

Annuity Benefits - Non-U.S.
Components of net benefit cost
Service cost	$89	$82	$284	$253
Interest cost	193	198	619	593
Expected return on plan assets	(175)	(170)	(589)	(506)
Amortization of actuarial loss/(gain)
and prior service cost	101	93	314	274
Net pension enhancement and
curtailment/settlement expense	1	13	2	30
Net benefit cost	$209	$216	$630	$644

Other Postretirement Benefits
Components of net benefit cost
Service cost	$18	$17	$52	$43
Interest cost	77	80	227	218
Expected return on plan assets	(10)	(10)	(29)	(28)
Amortization of actuarial loss/(gain)
and prior service cost	51	52	151	128
Net benefit cost	$136	$139	$401	$361

8.

Disclosures about Segments and Related Information

Three Months Ended		Nine Months Ended
September 30,		September 30,
2005	2004	2005	2004
(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	$1,671	$1,173	$4,413	$3,564
Non-U.S.	5,678	2,756	12,898	8,224
Downstream
United States	1,109	11	2,753	1,310
Non-U.S.	1,019	840	2,849	2,052
Chemical
United States	70	329	905	595
Non-U.S.	402	680	1,813	1,585
All other	(29)	(109)	(211)	(420)
Corporate total	$9,920	$5,680	$25,420	$16,910

SALES AND OTHER OPERATING REVENUE (1) (2)
Upstream
United States	$1,470	$1,442	$4,713	$4,323
Non-U.S.	6,585	3,921	17,066	12,338
Downstream
United States	26,026	18,284	67,768	52,041
Non-U.S.	54,966	43,837	149,910	121,676
Chemical
United States	2,853	2,808	8,946	7,633
Non-U.S.	4,814	4,557	14,402	12,101
All other	17	5	23	22
Corporate total	$96,731	$74,854	$262,828	$210,134

(1) Includes excise taxes
(2) Includes amounts in sales and other operating
revenue for purchases/sales contracts with
the same counterparty

INTERSEGMENT REVENUE
Upstream
United States	$1,922	$1,677	$5,396	$4,808
Non-U.S.	8,782	5,843	21,832	15,400
Downstream
United States	2,732	2,130	7,230	5,768
Non-U.S.	12,067	8,310	30,578	22,096
Chemical
United States	1,920	1,368	4,997	3,604
Non-U.S.	1,680	1,126	4,372	3,115
All other	81	73	225	240

9.

Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the 6.125% notes due 2008 ($160 million of long-term debt at September 30, 2005) of Exxon Capital Corporation and the deferred interest debentures due 2012 ($1,356 million long-term) and the debt securities due 2006-2011 ($75 million long-term and $10 million short-term) of SeaRiver Maritime Financial Holdings, Inc.  Exxon Capital Corporation and SeaRiver Maritime Financial Holdings, Inc. are 100 percent owned subsidiaries of Exxon Mobil Corporation.

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

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated statement of income for three months ended September 30, 2005
Revenues and other income
Sales and other operating revenue, including excise taxes	$3,465	$-	$-	$93,266	$-	$96,731
Income from equity affiliates	9,197	-	(9)	3,085	(9,193)	3,080
Other income	255	-	-	651	-	906
Intercompany revenue	9,632	14	14	76,063	(85,723)	-
Total revenues and other income	22,549	14	5	173,065	(94,916)	100,717
Costs and other deductions
Crude oil and product purchases	8,565	-	-	125,338	(81,558)	52,345
Production and manufacturing expenses	1,754	1	-	6,061	(1,279)	6,537
Selling, general and administrative expenses	578	-	-	3,327	(140)	3,765
Depreciation and depletion	344	1	-	2,168	-	2,513
Exploration expenses, including dry holes	38	-	-	210	-	248
Interest expense	707	4	40	2,089	(2,767)	73
Excise taxes	-	-	-	8,160	-	8,160
Other taxes and duties	7	-	-	10,843	-	10,850
Income applicable to minority and preferred interests	-	-	-	174	-	174
Total costs and other deductions	11,993	6	40	158,370	(85,744)	84,665
Income before income taxes	10,556	8	(35)	14,695	(9,172)	16,052
Income taxes	636	3	(9)	5,502	-	6,132
Net income	$9,920	$5	$(26)	$9,193	$(9,172)	$9,920

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated statement of income for three months ended September 30, 2004
Revenues and other income
Sales and other operating revenue, including excise taxes	$3,240	$-	$-	$71,614	$-	$74,854
Income from equity affiliates	5,488	-	2	1,216	(5,487)	1,219
Other income	111	-	-	191	-	302
Intercompany revenue	6,395	9	5	51,628	(58,037)	-
Total revenues and other income	15,234	9	7	124,649	(63,524)	76,375
Costs and other deductions
Crude oil and product purchases	6,106	-	-	86,128	(55,187)	37,047
Production and manufacturing expenses	1,660	1	-	5,327	(1,267)	5,721
Selling, general and administrative expenses	525	1	-	2,921	(75)	3,372
Depreciation and depletion	349	1	-	2,081	-	2,431
Exploration expenses, including dry holes	73	-	-	315	-	388
Interest expense	683	8	34	1,260	(1,526)	459
Excise taxes	-	-	-	7,045	-	7,045
Other taxes and duties	4	-	-	10,175	-	10,179
Income applicable to minority and preferred interests	-	-	-	199	-	199
Total costs and other deductions	9,400	11	34	115,451	(58,055)	66,841
Income before income taxes	5,834	(2)	(27)	9,198	(5,469)	9,534
Income taxes	154	(1)	(10)	3,711	-	3,854
Net income	$5,680	$(1)	$(17)	$5,487	$(5,469)	$5,680

Condensed consolidated statement of income for nine months ended September 30, 2005
Revenues and other income
Sales and other operating revenue, including excise taxes	$11,260	$-	$-	$251,568	$-	$262,828
Income from equity affiliates	23,272	-	(1)	5,957	(23,271)	5,957
Other income	564	-	-	1,987	-	2,551
Intercompany revenue	24,412	36	37	201,023	(225,508)	-
Total revenues and other income	59,508	36	36	460,535	(248,779)	271,336
Costs and other deductions
Crude oil and product purchases	22,696	-	-	327,907	(214,269)	136,334
Production and manufacturing expenses	5,031	2	-	17,969	(3,913)	19,089
Selling, general and administrative expenses	1,776	1	-	9,315	(368)	10,724
Depreciation and depletion	1,011	3	-	6,568	-	7,582
Exploration expenses, including dry holes	115	-	-	520	-	635
Interest expense	1,795	11	118	5,462	(7,013)	373
Excise taxes	-	-	-	22,913	-	22,913
Other taxes and duties	15	-	-	31,489	-	31,504
Income applicable to minority and preferred interests	-	-	-	468	-	468
Total costs and other deductions	32,439	17	118	422,611	(225,563)	229,622
Income before income taxes	27,069	19	(82)	37,924	(23,216)	41,714
Income taxes	1,649	7	(28)	14,666	-	16,294
Net income	$25,420	$12	$(54)	$23,258	$(23,216)	$25,420

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated statement of income for nine months ended September 30, 2004
Revenues and other income
Sales and other operating revenue, including excise taxes	$9,571	$-	$-	$200,563	$-	$210,134
Income from equity affiliates	15,639	-	10	3,486	(15,648)	3,487
Other income	264	-	-	785	-	1,049
Intercompany revenue	17,311	23	14	139,442	(156,790)	-
Total revenues and other income	42,785	23	24	344,276	(172,438)	214,670
Costs and other deductions
Crude oil and product purchases	16,410	-	-	232,660	(148,498)	100,572
Production and manufacturing expenses	4,912	2	-	15,781	(3,763)	16,932
Selling, general and administrative expenses	1,484	3	-	8,665	(206)	9,946
Depreciation and depletion	1,062	3	1	6,088	-	7,154
Exploration expenses, including dry holes	174	-	-	615	-	789
Interest expense	1,016	17	101	3,771	(4,348)	557
Excise taxes	-	-	-	19,975	-	19,975
Other taxes and duties	10	-	-	30,264	-	30,274
Income applicable to minority and preferred interests	-	-	-	495	-	495
Total costs and other deductions	25,068	25	102	318,314	(156,815)	186,694
Income before income taxes	17,717	(2)	(78)	25,962	(15,623)	27,976
Income taxes	807	(2)	(31)	10,292	-	11,066
Net income	$16,910	$-	$(47)	$15,670	$(15,623)	$16,910

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated balance sheet as of September 30, 2005
Cash and cash equivalents	$13,671	$-	$-	$15,569	$-	$29,240
Cash and cash equivalents - restricted	4,604	-	-	-	-	4,604
Notes and accounts receivable - net	2,194	-	-	23,999	-	26,193
Inventories	1,253	-	-	9,723	-	10,976
Prepaid taxes and expenses	1,914	-	22	1,781	-	3,717
Total current assets	23,636	-	22	51,072	-	74,730
Property, plant and equipment - net	15,548	92	-	91,454	-	107,094
Investments and other assets	159,753	-	458	396,907	(529,221)	27,897
Intercompany receivables	10,522	1,069	1,723	374,522	(387,836)	-
Total assets	$209,459	$1,161	$2,203	$913,955	$(917,057)	$209,721

Notes and loan payables	$67	$-	$10	$2,254	$-	$2,331
Accounts payable and accrued liabilities	3,322	1	1	35,731	-	39,055
Income taxes payable	-	8	-	9,481	-	9,489
Total current liabilities	3,389	9	11	47,466	-	50,875
Long-term debt	261	160	1,431	4,274	-	6,126
Deferred income tax liabilities	2,650	27	263	17,585	-	20,525
Other long-term liabilities	5,788	28	-	18,489	-	24,305
Intercompany payables	89,481	134	383	297,838	(387,836)	-
Total liabilities	101,569	358	2,088	385,652	(387,836)	101,831

Earnings reinvested	154,420	18	(354)	103,803	(103,467)	154,420
Other shareholders' equity	(46,530)	785	469	424,500	(425,754)	(46,530)
Total shareholders' equity	107,890	803	115	528,303	(529,221)	107,890
Total liabilities and shareholders' equity	$209,459	$1,161	$2,203	$913,955	$(917,057)	$209,721

Condensed consolidated balance sheet as of December 31, 2004
Cash and cash equivalents	$10,055	$4	$-	$8,472	$-	$18,531
Cash and cash equivalents - restricted	4,604	-	-	-	-	4,604
Notes and accounts receivable - net	3,262	-	-	22,097	-	25,359
Inventories	1,117	-	-	8,370	-	9,487
Prepaid taxes and expenses	79	-	-	2,317	-	2,396
Total current assets	19,117	4	-	41,256	-	60,377
Property, plant and equipment - net	15,601	95	-	92,943	-	108,639
Investments and other assets	139,907	-	506	375,689	(489,862)	26,240
Intercompany receivables	9,728	1,090	1,594	322,469	(334,881)	-
Total assets	$184,353	$1,189	$2,100	$832,357	$(824,743)	$195,256

Notes and loan payables	$-	$-	$10	$3,270	$-	$3,280
Accounts payable and accrued liabilities	2,934	3	-	28,826	-	31,763
Income taxes payable	1,348	-	1	6,589	-	7,938
Total current liabilities	4,282	3	11	38,685	-	42,981
Long-term debt	261	160	1,324	3,268	-	5,013
Deferred income tax liabilities	3,152	28	268	17,644	-	21,092
Other long-term liabilities	5,461	22	-	18,931	-	24,414
Intercompany payables	69,441	185	403	264,852	(334,881)	-
Total liabilities	82,597	398	2,006	343,380	(334,881)	93,500

Earnings reinvested	134,390	6	(300)	81,380	(81,086)	134,390
Other shareholders' equity	(32,634)	785	394	407,597	(408,776)	(32,634)
Total shareholders' equity	101,756	791	94	488,977	(489,862)	101,756
Total liabilities and shareholders' equity	$184,353	$1,189	$2,100	$832,357	$(824,743)	$195,256

Exxon Mobil Corporation Parent Guarantor	Exxon Capital Corporation	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
(millions of dollars)

Condensed consolidated statement of cash flows for nine months ended September 30, 2005
Cash provided by/(used in) operating activities	$2,940	$25	$74	$35,544	$(835)	$37,748
Cash flows from investing activities
Additions to property, plant and equipment	(999)	-	-	(8,941)	-	(9,940)
Sales of long-term assets	220	-	-	4,360	-	4,580
Increase in restricted cash and cash equivalents	-	-	-	-	-	-
Net intercompany investing	18,762	21	(129)	(18,820)	166	-
All other investing, net	1	-	-	(2,020)	-	(2,019)
Net cash provided by/(used in) investing activities	17,984	21	(129)	(25,421)	166	(7,379)
Cash flows from financing activities
Additions to long-term debt	-	-	-	61	-	61
Reductions in long-term debt	-	-	-	(83)	-	(83)
Additions/(reductions) in short-term debt - net	67	-	-	(1,060)	-	(993)
Cash dividends	(5,390)	-	-	(835)	835	(5,390)
Net ExxonMobil shares sold/(acquired)	(11,985)	-	-	-	-	(11,985)
Net intercompany financing activity	-	(50)	(20)	161	(91)	-
All other financing, net	-	-	75	(580)	(75)	(580)
Net cash provided by/(used in) financing activities	(17,308)	(50)	55	(2,336)	669	(18,970)
Effects of exchange rate changes on cash	-	-	-	(690)	-	(690)
Increase/(decrease) in cash and cash equivalents	$3,616	$(4)	$-	$7,097	$-	$10,709

Condensed consolidated statement of cash flows for nine months ended September 30, 2004
Cash provided by/(used in) operating activities	$5,665	$(6)	$10	$25,207	$(2,633)	$28,243
Cash flows from investing activities
Additions to property, plant and equipment	(802)	-	-	(7,777)	-	(8,579)
Sales of long-term assets	360	-	-	1,592	-	1,952
Increase in restricted cash and cash equivalents	(4,602)	-	-	-	-	(4,602)
Net intercompany investing	11,583	(24)	(10)	(11,723)	174	-
All other investing, net	-	-	-	209	-	209
Net cash provided by/(used in) investing activities	6,539	(24)	(10)	(17,699)	174	(11,020)
Cash flows from financing activities
Additions to long-term debt	-	-	-	371	-	371
Reductions in long-term debt	-	(106)	-	(7)	-	(113)
Additions/(reductions) in short-term debt - net	-	-	-	(244)	-	(244)
Cash dividends	(5,158)	-	-	(2,633)	2,633	(5,158)
Net ExxonMobil shares sold/(acquired)	(6,235)	-	-	-	-	(6,235)
Net intercompany financing activity	-	136	-	38	(174)	-
All other financing, net	-	-	-	(328)	-	(328)
Net cash provided by/(used in) financing activities	(11,393)	30	-	(2,803)	2,459	(11,707)
Effects of exchange rate changes on cash	-	-	-	(34)	-	(34)
Increase/(decrease) in cash and cash equivalents	$811	$-	$-	$4,671	$-	$5,482

EXXON MOBIL CORPORATION

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

Third Quarter		First Nine Months
2005	2004	2005	2004
	(millions of dollars)
Net Income (U.S. GAAP)
Upstream
United States	$1,671	$1,173	$4,413	$3,564
Non-U.S.	5,678	2,756	12,898	8,224
Downstream
United States	1,109	11	2,753	1,310
Non-U.S.	1,019	840	2,849	2,052
Chemical
United States	70	329	905	595
Non-U.S.	402	680	1,813	1,585
Corporate and financing	(29)	(109)	(211)	(420)
Net Income (U.S. GAAP)	$9,920	$5,680	$25,420	$16,910

Net income per common share (dollars)	$1.60	$0.88	$4.04	$2.60
Net income per common share
- assuming dilution (dollars)	$1.58	$0.88	$4.00	$2.59

Special items included in net income
Non-U.S. Upstream
Gain on Dutch gas restructuring	$1,620	$0	$1,620	$0
U.S. Downstream
Allapattah lawsuit provision	$0	$(550)	$(200)	$(550)
Non-U.S. Downstream
Gain on sale of Sinopec investment	$0	$0	$310	$0
Non-U.S. Chemical
Gain on sale of Sinopec investment	$0	$0	$150	$0

REVIEW OF THIRD QUARTER AND FIRST NINE MONTHS 2005 RESULTS

Exxon Mobil Corporation estimated third quarter 2005 net income of $9,920 million ($1.58 per share) increased $4,240 million from the third quarter of 2004.  Third quarter 2005 net income included a gain of $1,620 million from the restructuring of the Corporation's interest in the Dutch gas transportation business ("Gasunie"), while third quarter 2004 included a special charge of $550 million for the Allapattah lawsuit provision.

Third quarter 2005 results were adversely impacted by hurricanes Katrina and Rita, with U.S. production volumes down 50 thousand oil-equivalent barrels per day and additional costs of approximately $45 million before tax.  ExxonMobil's earnings in the third quarter reflect the impact of the relatively volatile industry environment on commodity prices and industry margins.  Reduced volumes and higher costs will also impact the fourth quarter.

_____________________________________________

Net income of $25,420 million ($4.00 per share) for the first nine months of 2005 increased $8,510 million from the first nine months of 2004, with improvements in all segments of the business.  Net income for the first nine months 2005 included a $1,620 million special gain related to Gasunie, a $460 million positive impact from the sale of the Corporation's stake in Sinopec, and a special charge of $200 million for the Allapattah lawsuit provision.  Net income for the first nine months of 2004 included a $550 million special charge for the Allapattah lawsuit provision.

Third Quarter		First Nine Months
2005	2004	2005	2004
	(millions of dollars)
Upstream earnings
United States	$1,671	$1,173	$4,413	$3,564
Non-U.S.	5,678	2,756	12,898	8,224
Total	$7,349	$3,929	$17,311	$11,788
Special items included in net income
Non-U.S. Upstream
Gain on Dutch gas restructuring	$1,620	$0	$1,620	$0

Upstream earnings in the third quarter 2005 were $7,349 million, up $3,420 million from the third quarter of 2004 reflecting higher crude oil and natural gas realizations and the $1,620 gain on the Dutch gas restructuring.

On an oil-equivalent basis, production decreased by 4.7 percent from the third quarter of 2004.  Excluding the impact of hurricanes Katrina and Rita, divestments, and entitlement effects, production decreased 1 percent.

Liquids production of 2,447 kbd (thousands of barrels per day) was 58 kbd lower.  Higher production from new fields in West Africa was more than offset by the impact of mature field decline, hurricanes Katrina and Rita, maintenance activities, as well as entitlement and divestment impacts.

Third quarter natural gas production decreased to 7,724 mcfd (millions of cubic feet per day) compared with 8,488 mcfd last year.  Higher volumes from projects in Qatar and the U.K. were more than offset by the impact of mature field decline, hurricanes Katrina and Rita, maintenance activities, as well as entitlement and divestment impacts.

Earnings from U.S. Upstream operations were $1,671 million, $498 million higher than last year's third quarter.  Non-U.S. Upstream earnings of $5,678 million were up $1,302 million from 2004 before the Gasunie gain.

_____________________________________________

Upstream earnings of $17,311 million for the first nine months of 2005 increased $5,523 million from 2004 due to higher liquids and natural gas realizations and the $1,620 gain on the Dutch gas restructuring, partly offset by lower production.

On an oil-equivalent basis, production decreased 4.5 percent from the first nine months of last year.  Excluding the impact of hurricanes Katrina and Rita, divestments and entitlement effects, production decreased by 2 percent from the first nine months of last year.

Liquids production of 2,486 kbd decreased by 87 kbd from 2004.  Higher production from new fields in West Africa and the North Sea was more than offset by mature field decline, the impact of hurricanes Katrina and Rita, as well as entitlement effects and divestment impacts.

Natural gas production of 9,061 mcfd, decreased 614 mcfd from 2004.  Higher volumes from projects in Qatar and the U.K. were more than offset by mature field decline, the impact of hurricanes Katrina and Rita, maintenance activity, and the impact of divestments.

Earnings from U.S. Upstream operations for the first nine months of 2005 were $4,413 million, an increase of $849 million.  Earnings outside the U.S. of  $12,898 million were up $3,054 million from 2004 before the Gasunie gain.

Third Quarter		First Nine Months
2005	2004	2005	2004
	(millions of dollars)
Downstream earnings
United States	$1,109	$11	$2,753	$1,310
Non-U.S.	1,019	840	2,849	2,052
Total	$2,128	$851	$5,602	$3,362
Special items included in net income
U.S. Downstream
Allapattah lawsuit provision	$0	$(550)	$(200)	$(550)
Non-U.S. Downstream
Gain on sale of Sinopec investment	$0	$0	$310	$0

Downstream earnings were $2,128  million, up $1,277 million from the third quarter 2004, reflecting higher refining margins partly offset by weaker marketing margins and the absence of the Allapattah lawsuit provision in the prior year period.  Petroleum product sales were 8,217 kbd, 25 kbd lower than last year's third quarter.

U.S. Downstream third quarter 2005 earnings of $1,109 million were up $1,098 million, including the absence of the Allapattah lawsuit provision.  Non-U.S. Downstream earnings of $1,019 million were $179 million higher than last year's third quarter.

_____________________________________________

Downstream earnings of $5,602 million increased $2,240 million from the first nine months of 2004 reflecting stronger worldwide refining margins, partly offset by weak marketing margins, and a smaller Allapattah lawsuit provision in 2005.  Petroleum product sales of 8,235 kbd compared with 8,131 kbd in the first nine months of 2004.

U.S. Downstream earnings were $2,753 million, up $1,443 million.  Non-U.S. Downstream earnings were $2,849 million, $487 million higher than last year before the Sinopec gain.

Third Quarter		First Nine Months
2005	2004	2005	2004
	(millions of dollars)
Chemical earnings
United States	$70	$329	$905	$595
Non-U.S.	402	680	1,813	1,585
Total	$472	$1,009	$2,718	$2,180
Special items included in net income
Non-U.S. Chemical
Gain on sale of Sinopec investment	$0	$0	$150	$0

Chemical earnings were $472 million, down $537 million from the same quarter a year ago with reduced margins due to increased feedstock costs.  Prime product sales of 6,955 kt (thousands of metric tons) were down 162 kt from last year's third quarter.

_____________________________________________

Chemical earnings of $2,718 million for the first nine months of 2005 were up $388 million, before the Sinopec gain, due to improved margins partly offset by lower volumes.  Prime product sales were 20,485 kt, down 354 kt from 2004.

Third Quarter		First Nine Months
2005	2004	2005	2004
	(millions of dollars)
All other segments earnings
Corporate and financing	$(29)	$(109)	$(211)	$(420)

Corporate and financing expenses in the third quarter of $29 million decreased by $80 million mainly due to higher interest income.

_____________________________________________

Corporate and financing expenses of $211 million for the first nine months of 2005 decreased by $209 million mainly due to higher interest income.

LIQUIDITY AND CAPITAL RESOURCES

Third Quarter		First Nine Months
2005	2004	2005	2004
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			$37,748	$28,243
Investing activities			(7,379)	(11,020)
Financing activities			(18,970)	(11,707)
Effect of exchange rate changes			(690)	(34)
Increase/(decrease) in cash and cash equivalents			$10,709	$5,482

Cash and cash equivalents			$29,240	$16,108
Cash and cash equivalents - restricted (note 4)			4,604	4,602
Total cash and cash equivalents (at end of period)			$33,844	$20,710

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	$15,767	$9,453	$37,748	$28,243
Sales of subsidiaries, investments and property,
plant and equipment	754	570	4,580	1,952
Cash flow from operations and asset sales	$16,521	$10,023	$42,328	$30,195

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities.

Total cash and cash equivalents, including the $4.6 billion of restricted cash, was $33.8 billion at the end of the third quarter of 2005.

Cash provided by operating activities totaled $37,748 million for the first nine months of 2005, an increase of $9,505 million versus $28,243 million in the same period last year reflecting higher net income.  Major sources of funds were net income of $25,420 million and non-cash provisions of $7,582 million for depreciation and depletion.  Cash provided by operating activities totaled $15,767 million in the third quarter of 2005, an increase of $6,314 million from the 2004 period.  For additional details, see the Condensed Consolidated Statement of Cash Flows on page 5.

Investing activities for the first nine months of 2005 used net cash of $7,379 million compared to $11,020 million in the prior year. Spending for additions to property, plant and equipment increased $1,361 million to $9,940 million.  Proceeds from asset divestments of $4,580 million in 2005 increased $2,628 million, including almost $1.4 billion from the sale of the Corporation's interest in Sinopec. As discussed in note 4 to the condensed consolidated financial statements, investing activities in 2004 included a pledge in the second quarter by the Corporation to the issuer of a litigation related appeal bond of collateral consisting of restricted cash and cash equivalents of $4,602 million.  Other investing activities reflect net additional investments and advances in 2005 compared to collections of advances in 2004.

Cash flow from operations and asset sales in the third quarter 2005 increased $6.5 billion to $16.5 billion, including asset sales of $0.8 billion.  Cash flow from operations and asset sales in the first nine months of 2005 was $42.3 billion, including $4.6 billion from asset sales, an increase of $12.1 billion from the 2004 period.

Net cash used in financing activities of $18,970 million in the first nine months of 2005 compared to $11,707 million in the 2004 period reflecting higher levels of purchases of ExxonMobil shares and debt reductions in the current year.

During the third quarter of 2005, Exxon Mobil Corporation purchased 91 million shares of its common stock for the treasury at a gross cost of $5,535 million.  These purchases included $5.0 billion to reduce the number of shares outstanding, a $1.5 billion increase from the $3.5 billion of share reduction purchases in the second quarter.  The balance of the purchases offset shares issued in conjunction with company benefit plans and programs.  Shares outstanding were reduced from 6,305 million at the end of the second quarter to 6,222 million at the end of the third quarter.  During the first nine months of 2005, shares outstanding were reduced by 2.8 percent as the Corporation purchased 219 million shares of its common stock for the treasury at a gross cost of $12,872 million, including $11.0 billion to reduce shares outstanding.  Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed a total of $6.8 billion to shareholders in the third quarter, and  $16.4 billion in the first nine months of 2005, through dividends and share purchases to reduce shares outstanding.

Total debt of $8.5 billion at September 30, 2005 was comparable to year-end 2004.  The Corporation's debt to total capital ratio was 7.0 percent at the end of the third quarter of 2005, comparable to year-end 2004.

Although the Corporation issues long-term debt from time to time and maintains a revolving commercial paper program, internally generated funds cover the majority of its financial requirements.

Litigation and other contingencies are discussed in note 4 to the unaudited condensed consolidated financial statements. On October 11, 2005, the United States Supreme Court denied certiorari on the appeal filed by Saudi Basic Industries Corporation (SABIC) in connection with litigation related to joint venture license agreements. In light of the U.S. Supreme Court's action the Corporation will recognize a positive after-tax earnings impact of approximately $390 million in fourth quarter 2005 results.  There are no other events or uncertainties known to management beyond those already included in reported financial information that would indicate a material change in future operating results or future financial condition.

The Corporation, as part of its ongoing asset management program, continues to evaluate its mix of assets for potential upgrade.  Because of the ongoing nature of this program, dispositions will continue to be made from time to time which will result in either gains or losses.

On July 1, 2005 the Corporation announced that its subsidiary, Esso Nederland B.V., completed the restructuring of its interest in the Dutch gas transportation business.  This restructuring had in principle been agreed under the terms of a Heads of Agreement signed on November 1, 2004 between Esso Nederland B.V., Shell Nederland B.V. and the State of the Netherlands. Following the successful completion of various regulatory reviews and detailed agreements, Esso Nederland B.V. and Shell Nederland B.V. formally transferred their ownership share of 25 percent each in Gasunie's gas transportation business to the State of the Netherlands. At the same time the State of the Netherlands paid an agreed net compensation in the amount of 2.77 billion Euros to Nederlandse Aardolie Maatschappij B. V., the Dutch oil and gas producing company jointly owned by ExxonMobil and Shell.  ExxonMobil's positive after-tax earnings impact for this transaction of $1,620 million was reported in third quarter 2005 results.

TAXES

Third Quarter		First Nine Months
2005	2004	2005	2004
	(millions of dollars)
Taxes
Income taxes	$6,132	$3,854	$16,294	$11,066
Excise taxes	8,160	7,045	22,913	19,975
All other taxes and duties	11,544	10,791	33,700	32,186
Total	$25,836	$21,690	$72,907	$63,227

Effective income tax rate	41.8%	41.9%	41.5%	41.4%

Income, excise and all other taxes for the third quarter of 2005 of $25,836 million were up $4,146 million compared to 2004.  In the third quarter of 2005 income tax expense was $6,132 million and the effective income tax rate was 41.8 percent, compared to $3,854 million and 41.9 percent, respectively, in the prior year period.  Excise and all other taxes and duties were higher reflecting higher prices and foreign exchange effects.

_____________________________________________

Income, excise and all other taxes for the first nine months of 2005 of $72,907 million were up $9,680 million compared to the prior year.  Income tax expense for the first nine months was $16,294 million and the effective income tax rate was 41.5 percent, compared to $11,066 million and 41.4 percent, respectively, in the prior year period.  During both years, the Corporation continued to benefit from the favorable resolution of tax related issues.  Excise and all other taxes and duties were higher reflecting higher prices and foreign exchange effects.

CAPITAL AND EXPLORATION EXPENDITURES

Third Quarter		First Nine Months
2005	2004	2005	2004
	(millions of dollars)
Capital and exploration expenditures
Upstream (including exploration expenses)	$3,586	$2,877	$10,076	$8,421
Downstream	646	600	1,747	1,734
Chemical	162	154	485	434
Other	20	3	60	63
Total	$4,414	$3,634	$12,368	$10,652

ExxonMobil continued its active investment program in the third quarter, spending $4,414 million on capital and exploration projects, bringing the nine months year-to-date spending to $12,368 million, an increase of $1,716 million versus 2004.  Our disciplined project management systems remain a competitive advantage, delivering new supplies of crude oil and natural gas to the global market.

The Corporation expects the level of capital and exploration spending to be about $18 billion in 2005 compared to $15 billion in 2004.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards No. 123 (FAS 123R), "Share-based Payment." FAS 123R requires compensation costs related to share-based payments to be recognized in the income statement over the requisite service period. The amount of the compensation cost will be measured based on the grant-date fair value of the instrument issued. FAS 123R is effective for the Corporation as of January 1, 2006, for awards granted or modified after that date and for awards granted prior to that date that have not vested.  In 2003, the Corporation adopted a policy of expensing all share-based payments that is consistent with the provisions of FAS 123R.  All prior year outstanding stock option awards have vested.

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

FORWARD-LOOKING STATEMENTS

Statements in this discussion relating to future plans, projections, events, or conditions are forward-looking statements.  Actual results, including production growth and capital spending, could differ materially due to changes in long-term oil or gas prices or other changes in market conditions affecting the oil and gas industry; political events or disturbances; severe weather events; reservoir performance; changes in OPEC quotas; timely completion of development projects; changes in technical or operating conditions; and other factors including those discussed herein and under the heading "Factors Affecting Future Results" in Item 1 of ExxonMobil's 2004 Form 10-K.

EXXON MOBIL CORPORATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the nine months ended September 30, 2005, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2004.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation's chief executive officer, principal accounting officer and principal financial officer have evaluated the Corporation's disclosure controls and procedures as of September 30, 2005.  Based on that evaluation, these officers have concluded that the Corporation's disclosure controls and procedures are effective in ensuring that material information required to be in this quarterly report is made known to them on a timely basis.  There were no changes during the Corporation's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Regarding previously reported matters, the Corporation, the U.S. Environmental Protection Agency ("EPA") and the U.S. Department of Justice have reached a settlement of matters stemming from the EPA's New Source Review Enforcement Initiative.  In this enforcement initiative, the EPA had issued various Notices of Violation and Findings of Violations ("NOVs") alleging violations of the Clean Air Act at the Corporation's refineries in Baytown and Beaumont, Texas; Chalmette, Louisiana (owned by Chalmette Refining, LLC, which is operated and 50-percent owned by wholly-owned subsidiaries of the Corporation); Baton Rouge, Louisiana; and Joliet, Illinois.  The global settlement of these NOVs and certain other environmental claims (including a previously reported Violation Notice issued by the Illinois Environmental Protection Agency on August 22, 2003) consists of two consent decrees, one involving Exxon Mobil Corporation and ExxonMobil Oil Corporation and the other involving Chalmette Refining, LLC, filed in the U.S. District Court for the Northern District of Illinois and the U.S. District Court for the Eastern District of Louisiana, respectively, on October 11, 2005.  The consent decrees include an aggregate penalty amount of $8.7 million and supplemental environmental projects totaling $9.7 million.  Additionally, the decrees include emission limits and other environmental requirements with respect to the above refineries, as well as the Billings, Montana and Torrance, California refineries, some of which will require capital investments over the next several years.  The consent decrees are subject to public comment as well as approval of the two courts where the decrees are filed.

Regarding a matter reported in the Corporation's Form 10-Q for the first quarter of 2005, ExxonMobil Oil Corporation ("EMOC") and the Montana Department of Environmental Quality ("MDEQ") signed an agreed consent order effective October 5, 2005, relating to a March 31, 2005, Enforcement Action for Air Quality Violation.  The MDEQ had alleged that EMOC's Billings, Montana refinery violated particulate matter emissions limits and had opacity exceedances in violation of the Montana Environmental Protection Act and the Clean Air Act.  Pursuant to the terms of the consent order, EMOC has paid a civil penalty in the amount of $133,000.

In another previously reported matter, EMOC and the Attorney General of the State of Illinois entered into an Agreed Final Order on August 18, 2005, relating to case captioned "People of the State of Illinois, ex rel. James E. Ryan, Attorney General of the State of Illinois, and ex rel. James W. Glasgow, State's Attorney for Will County, Illinois v. Mobil Oil Corporation".  In the case, the state alleged that a July 2, 1999, release of water and gas from the coker unit of EMOC's Joliet, Illinois refinery violated several provisions of the Illinois Environmental Protection Act, created a public nuisance and violated a 1998 Consent Order.  Under the Agreed Final Order, EMOC agreed to pay a penalty of $150,000, fund four supplemental environmental projects at a total cost of $110,000, and pay $21,846 in past government costs.

Regarding another previously reported matter, the Corporation and the EPA filed a Consent Agreement and Final Order ("CAFO") on October 7, 2005, which resolves all issues in the EPA's August 13, 2004, complaint captioned "In the Matter of ExxonMobil Chemical Company, Baytown, Texas".  The Complaint arose out of an inspection at the Corporation's Baytown Chemical Plant in August 1999, and alleged various violations of the Clean Air Act.  Under the CAFO, the Corporation will make a cash payment of $17,325, with the remainder of the $69,300 penalty to be offset by the performance of a supplemental environmental project.

A settlement agreement has been entered into by the Louisiana Department of Environmental Quality and Chalmette Refining, LLC regarding previously reported Consolidated Compliance Orders and Notices of Potential Penalty ("NOPPs") issued in connection with the Chalmette refinery (which is operated and fifty-percent owned by wholly-owned subsidiaries of the Corporation).  The NOPPs alleged non-compliance with Louisiana's environmental laws and regulations, including unauthorized discharges of pollutants to the air or water, violation of release reporting requirements, violations of fugitive emissions and other monitoring regulations, and failure to adequately maintain certain pollution control devices.  Under the terms of the settlement, Chalmette has agreed to donate air monitoring equipment valued at approximately $800,000 to the State of Louisiana.  No penalty was assessed.  The settlement terms were published in October and are subject to a public comment period and approval by the Louisiana Attorney General's office.

Refer to the relevant portions of note 4 on pages 10 through 12 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASE OF EQUITY SECURITIES FOR QUARTER ENDED SEPTEMBER 30, 2005

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

July, 2005	20,685,141	$59.15	20,685,141

August, 2005	35,225,870	$59.28	35,225,870

September, 2005	35,131,124	$63.28	35,131,124

Total	91,042,135	$60.79	91,042,135	(See Note 1)

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

Date: November 4, 2005

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