Form 10-Q
period 2006-03-31
EXXON MOBIL CORP
filed 2006-05-04
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerate filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer   X        Accelerated filer               Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                                                                         Outstanding as of March 31, 2006

Common stock, without par value                                                              6,050,323,935

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

TABLE OF CONTENTS

Page

Number

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Statement of Income

3

Three months ended March 31, 2006 and 2005

Condensed Consolidated Balance Sheet

4

As of March 31, 2006 and December 31, 2005

Condensed Consolidated Statement of Cash Flows

5

Three months ended March 31, 2006 and 2005

Notes to Condensed Consolidated Financial Statements

6-17

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

18-22

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

23

Item 4.

Controls and Procedures

23

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

23

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 6.

Exhibits

24

Signature

25

Index to Exhibits

26

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars)

	Three Months Ended
	March 31,
	2006	2005
REVENUES AND OTHER INCOME
Sales and other operating revenue (1) (2)	$86,317	$79,475
Income from equity affiliates	1,800	1,556
Other income	863	1,020
Total revenues and other income	88,980	82,051

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases (2)	41,519	39,289
Production and manufacturing expenses	7,424	6,108
Selling, general and administrative expenses	3,466	3,451
Depreciation and depletion	2,644	2,553
Exploration expenses, including dry holes	282	173
Interest expense	165	56
Excise taxes (1)	7,664	7,238
Other taxes and duties	10,175	10,185
Income applicable to minority and preferred interests	182	95
Total costs and other deductions	73,521	69,148

INCOME BEFORE INCOME TAXES	15,459	12,903
Income taxes	7,059	5,043
NET INCOME	$8,400	$7,860

NET INCOME PER COMMON SHARE (dollars)	$1.38	$1.23

NET INCOME PER COMMON SHARE
- ASSUMING DILUTION (dollars)	$1.37	$1.22

DIVIDENDS PER COMMON SHARE (dollars)	$0.32	$0.27

(1) Excise taxes included in sales and other
operating revenue	$7,664	$7,238

(2) Amounts included in prior period sales and other operating revenue for purchases/sales contracts with the same
counterparty. Associated costs are included in crude oil
and product purchases. See accounting change note 2
on page 6.	$0	$7,160

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)

	March 31,	Dec. 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$31,945	$28,671
Cash and cash equivalents - restricted (note 4)	4,604	4,604
Notes and accounts receivable - net	26,962	27,484
Inventories
Crude oil, products and merchandise	10,048	7,852
Materials and supplies	1,536	1,469
Prepaid taxes and expenses	3,379	3,262
Total current assets	78,474	73,342
Property, plant and equipment - net	108,397	107,010
Investments and other assets	29,131	27,983

TOTAL ASSETS	$216,002	$208,335

LIABILITIES
Current liabilities
Notes and loans payable	$1,739	$1,771
Accounts payable and accrued liabilities	39,019	36,120
Income taxes payable	10,676	8,416
Total current liabilities	51,434	46,307
Long-term debt	6,255	6,220
Deferred income tax liabilities	21,895	20,878
Other long-term liabilities	23,955	23,744

TOTAL LIABILITIES	103,539	97,149

Commitments and contingencies (note 4)

SHAREHOLDERS' EQUITY
Common stock, without par value:
Authorized: 9,000 million shares
Issued: 8,019 million shares	4,397	4,477
Earnings reinvested	169,778	163,335
Accumulated other nonowner changes in equity
Cumulative foreign exchange translation adjustment	1,393	979
Minimum pension liability adjustment	(2,275)	(2,258)
Common stock held in treasury:
1,969 million shares at March 31, 2006	(60,830)
1,886 million shares at December 31, 2005		(55,347)

TOTAL SHAREHOLDERS' EQUITY	112,463	111,186

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$216,002	$208,335

The number of shares of common stock issued and outstanding at March 31, 2006 and
December 31, 2005 were 6,050,323,935 and 6,132,998,174, respectively.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,400	$7,860
Depreciation and depletion	2,644	2,553
Changes in operational working capital, excluding cash and debt	3,257	3,549
All other items - net	330	(994)

Net cash provided by operating activities	14,631	12,968

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,730)	(2,713)
Sales of subsidiaries, investments, and property, plant and equipment	394	1,797
Other investing activities - net	(167)	(170)

Net cash used in investing activities	(3,503)	(1,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	13	0
Reductions in long-term debt	(7)	(6)
Additions/(reductions) in short-term debt - net	(61)	15
Cash dividends to ExxonMobil shareholders	(1,957)	(1,728)
Cash dividends to minority interests	(81)	(94)
Changes in minority interests and sales/(purchases)
of affiliate stock	(145)	(103)
Net ExxonMobil shares acquired	(5,764)	(3,087)

Net cash used in financing activities	(8,002)	(5,003)

Effects of exchange rate changes on cash	148	(245)

Increase/(decrease) in cash and cash equivalents	3,274	6,634
Cash and cash equivalents at beginning of period	28,671	18,531
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,945	$25,165

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$4,088	$3,820
Cash interest paid	$108	$66

EXXON MOBIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of Financial Statement Preparation

These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Corporation's 2005 Annual Report on Form 10-K.  In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein.  All such adjustments are of a normal recurring nature.  The Corporation's exploration and production activities are accounted for under the "successful efforts" method.  Certain reclassifications to the prior period have been made to conform to the 2006 presentation.

2.

Accounting Change for Purchases/Sales Contracts

Effective January 1, 2006, the Corporation adopted the Emerging Issues Task Force (EITF) consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.”  The EITF concluded that purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another should be combined and recorded as exchanges measured at the book value of the item sold.  In prior periods, the Corporation recorded certain crude oil, natural gas, petroleum product and chemical sales and purchases contemporaneously negotiated with the same counterparty as revenues and purchases.  As a result of the EITF consensus, the Corporation’s accounts “Sales and other operating revenue” and “Crude oil and product purchases” on the income statement were reduced by associated amounts with no impact on net income. All operating segments are affected by this change, with the largest impact in the Downstream.

3.

Accounting Change for Share-based Payments

Effective January 1, 2006, the Corporation adopted the Financial Accounting Standards Board's revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-based Payment.” FAS 123R requires compensation costs related to share-based payments to be recognized in the income statement over the requisite service period. The amount of the compensation cost is to be measured based on the grant-date fair value of the instrument issued. FAS 123R is effective for awards granted or modified after the date of adoption and for awards granted prior to that date that have not vested. In 2003, the Corporation adopted a policy of expensing all share-based payments that is consistent with the provisions of FAS 123R, and all prior years outstanding stock option awards have vested. FAS 123R will therefore not materially change the Corporation’s existing accounting practices or the amount of share-based compensation recognized in earnings.

The cumulative compensation expense associated with share-based payments made in 2005, 2004 and 2003 has been recognized in the income statement using the “nominal vesting period approach.” The full cost of awards given to employees who have retired before the end of the vesting period has been expensed. The use of a “non-substantive vesting period approach” based on the retirement eligibility age is not significantly different from the nominal vesting period approach. The non-substantive vesting period approach is applicable to grants made after the adoption of FAS 123R.

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

Restricted stock awards have been granted in the fourth quarter and the restricted shares were issued in the following first quarter. These shares are issued to employees from treasury stock. The units that are settled in cash are recorded as liabilities and their changes in fair value are recognized over the vesting period. During the applicable restricted periods, the shares may not be sold or transferred and are subject to forfeiture. The majority of the awards have graded vesting periods, with 50 percent of the shares in each award vesting after three years and the remaining 50 percent vesting after seven years. A small number of awards granted to certain senior executives have vesting periods of five years for 50 percent of the award and of ten years or retirement, which ever occurs later, for the remaining 50 percent of the award.

The Corporation has purchased shares in the open market and through negotiated transactions to offset shares issued in conjunction with benefit plans and programs.  Purchases may be discontinued at any time without prior notice.

In 2002, the Corporation began issuing restricted stock as share-based compensation in lieu of stock options. Compensation expense for these awards is based on the price of the stock at the date of grant and has been recognized in income over the requisite service period, which is the same method of accounting as under FAS 123R.  Prior to 2002, the Corporation issued stock options as share-based compensation, and since these awards vested prior to the effective date of FAS 123R, they continue to be accounted for by the method prescribed in APB 25, "Accounting for Stock Issued to Employees."  Under this method, compensation expense for awards granted in the form of stock options is measured at the intrinsic value of the options (the difference between the market price of the stock and the exercise price of the options) on the date of grant. Since these two prices are the same on the date of grant, no compensation expense has been recognized in income for these awards.

Restricted stock and restricted units

The following table summarizes information about restricted stock and restricted stock units, including those shares from former Mobil plans, for the three months ended March 31, 2006.

		Weighted
		Average
		Grant-Date
		Fair Value
Restricted stock/units:	Shares	per Share
	(thousands)
Issued and outstanding at December 31, 2005	29,530	$41.52
2005 award issued in 2006	11,064	$58.43
Vested	-
Forfeited	(22)	$44.09
Issued and outstanding at March 31, 2006	40,572	$46.13

As of March 31, 2006, there was $1,158 million of unrecognized compensation cost related to the nonvested restricted awards.  This cost is expected to be recognized over a weighted-average period of 4.6 years.  The compensation cost charged against income for the restricted stock and restricted units was $194 million and $82 million for the three months ended March 31, 2006, and 2005, respectively.  The total income tax benefit recognized in income related to this compensation expense was $35 million and $13 million for the same periods, respectively.

Stock options

The following table summarizes information about stock options, including those shares from former Mobil plans, for the three months ended March 31, 2006.

			Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual
Stock options:	Shares	per Share	Term
	(thousands)
Outstanding at December 31, 2005	147,774	$37.11
Exercised	(7,129)	$28.10
Expired/canceled	(33)	$26.70
Outstanding at March 31, 2006	140,612	$37.57	3.7	years

Exercisable at March 31, 2006	140,612	$37.57	3.7	years

No compensation expense was recognized for stock options in the three months ended March 31, 2006, and 2005, as all remaining outstanding stock options were granted prior to 2002 and are fully vested. No income tax benefit was recognized in income during the quarter related to stock options.  Cash received from stock option exercises for the three months ended March 31, 2006, was $200 million.  The estimated cash tax benefit to be realized for the options exercised in the three months ended March 31, 2006, is $70 million.  The aggregate intrinsic value of stock options exercised in the three months ended March 31, 2006, was $230 million and for the balance of outstanding stock options was $3,276 million.

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

In 2001, a Louisiana state court jury awarded compensatory damages of $56 million and punitive damages of $1 billion to a landowner for damage caused by a third party that leased the property from the landowner. The third party provided pipe cleaning and storage services for the Corporation and other entities. The Louisiana Fourth Circuit Court of Appeals reduced the punitive damage award to $112 million in 2005. The Corporation appealed this decision to the Louisiana Supreme Court which, in March 2006, refused to hear the appeal. ExxonMobil has paid the compensatory damage award and is preparing to appeal the punitive damage award to the U.S. Supreme Court. The Corporation is seeking to stay payment of the punitive damage award pending the outcome of its appeal. The Corporation has fully accrued for this potential liability.

In Allapattah v. Exxon, a jury in the United States District Court for the Southern District of Florida determined in 2001 that a class of Exxon dealers between March 1983 and August 1994 had been overcharged for gasoline. In June 2003, the Eleventh Circuit Court of Appeals affirmed the judgment and in March 2004, denied a petition for Rehearing En Banc. In October 2004, the U.S. Supreme Court granted review as to whether the class in the District Court judgment should include members that individually do not satisfy the $50,000 minimum amount-in-controversy requirement in federal court. In light of the Supreme Court’s decision to grant review of only part of ExxonMobil’s appeal, the Corporation took an after-tax charge of $550 million in the third quarter of 2004 reflecting the estimated liability, after considering potential set-offs and defenses for the claims under review by the Supreme Court. In June 2005, the Supreme Court granted the District Court the right to hear the claims of all class members and the Corporation took an after-tax charge of $200 million. The District Court has given final approval of a settlement of $1,075 million, pre-tax, which will be paid in May. This obligation has been fully accrued.

Tax issues for 1986 to 1993 remain pending before the U.S. Tax Court. The ultimate resolution of these issues is not expected to have a materially adverse effect upon the Corporation’s operations or financial condition.

Other Contingencies

As of March 31, 2006
	Equity	Other
	Company	Third Party
	Obligations	Obligations	Total
(millions of dollars)
Total guarantees	$4,008	$246	$4,254

The Corporation and certain of its consolidated subsidiaries were contingently liable at March 31, 2006, for $4,254 million, primarily relating to ExxonMobil's guarantees of obligations of equity companies for notes, loans and other liabilities.

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation's outstanding unconditional purchase obligations at March 31, 2006 were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

5.

Nonowner Changes in Shareholders' Equity

	Three Months Ended
	March 31,
	2006	2005
	(millions of dollars)

Net income	$8,400	$7,860
Changes in other nonowner changes in equity
Foreign exchange translation adjustment	414	(899)
Minimum pension liability adjustment	(17)	0
Reclassification adjustment for gain on sale of
stock investment included in net income	0	(428)
Total nonowner changes in shareholders' equity	$8,797	$6,533

6.

Earnings Per Share

	Three Months Ended
	March 31,
	2006	2005

NET INCOME PER COMMON SHARE
Net income (millions of dollars)	$8,400	$7,860

Weighted average number of common shares
outstanding (millions of shares)	6,068	6,365

Net income per common share (dollars)	$1.38	$1.23

NET INCOME PER COMMON SHARE
- ASSUMING DILUTION
Net income (millions of dollars)	$8,400	$7,860

Weighted average number of common shares
outstanding (millions of shares)	6,068	6,365
Effect of employee stock-based awards	58	56
Weighted average number of common shares
outstanding - assuming dilution	6,126	6,421

Net income per common share
- assuming dilution (dollars)	$1.37	$1.22

7.

Annuity Benefits and Other Postretirement Benefits

	Three Months Ended
	March 31,
	2006	2005
	(millions of dollars)
Annuity Benefits - U.S.
Components of net benefit cost
Service cost	$85	$82
Interest cost	159	151
Expected return on plan assets	(157)	(155)
Amortization of actuarial loss/(gain)
and prior service cost	69	68
Net pension enhancement and
curtailment/settlement expense	39	30
Net benefit cost	$195	$176

Annuity Benefits - Non-U.S.
Components of net benefit cost
Service cost	$103	$93
Interest cost	215	213
Expected return on plan assets	(237)	(202)
Amortization of actuarial loss/(gain)
and prior service cost	126	106
Net pension enhancement and
curtailment/settlement expense	1	0
Net benefit cost	$208	$210

Other Postretirement Benefits
Components of net benefit cost
Service cost	$18	$16
Interest cost	77	74
Expected return on plan assets	(10)	(9)
Amortization of actuarial loss/(gain)
and prior service cost	53	49
Net benefit cost	$138	$130

8.

Disclosures about Segments and Related Information

	Three Months Ended
	March 31,
	2006	2005
	(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	$1,280	$1,353
Non-U.S.	5,103	3,701
Downstream
United States	679	645
Non-U.S.	592	808
Chemical
United States	329	492
Non-U.S.	620	940
All other	(203)	(79)
Corporate total	$8,400	$7,860

SALES AND OTHER OPERATING REVENUE (1) (2)
Upstream
United States	$1,777	$1,536
Non-U.S.	7,539	4,972
Downstream
United States	21,128	19,313
Non-U.S.	47,704	45,489
Chemical
United States	3,225	3,155
Non-U.S.	4,940	5,006
All other	4	4
Corporate total	$86,317	$79,475

(1) Includes excise taxes
(2) Prior year period includes amounts in sales and
other operating revenue for purchases/sales
contracts with the same counterparty. See
accounting change note 2 on page 6.

INTERSEGMENT REVENUE
Upstream
United States	$1,854	$1,807
Non-U.S.	8,874	6,340
Downstream
United States	2,782	2,080
Non-U.S.	10,983	8,727
Chemical
United States	1,823	1,405
Non-U.S.	1,582	1,289
All other	68	72

9.

Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the 6.125% notes due 2008 ($160 million of long-term debt at March 31, 2006) of Exxon Capital Corporation and the deferred interest debentures due 2012 ($1,431 million long-term) and the debt securities due 2006-2011 ($65 million long-term and $10 million short-term) of SeaRiver Maritime Financial Holdings, Inc.  Exxon Capital Corporation and SeaRiver Maritime Financial Holdings, Inc. are 100 percent owned subsidiaries of Exxon Mobil Corporation.

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

			SeaRiver
	Exxon Mobil		Maritime		Consolidating
	Corporation	Exxon	Financial		and
	Parent	Capital	Holdings	All Other	Eliminating
	Guarantor	Corporation	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for three months ended March 31, 2006
Revenues and other income
Sales and other operating revenue, including excise taxes	$4,221	$-	$-	$82,096	$-	$86,317
Income from equity affiliates	8,443	-	9	1,797	(8,449)	1,800
Other income	191	-	-	672	-	863
Intercompany revenue	8,769	16	20	77,787	(86,592)	-
Total revenues and other income	21,624	16	29	162,352	(95,041)	88,980
Costs and other deductions
Crude oil and product purchases	8,454	-	-	114,897	(81,832)	41,519
Production and manufacturing expenses	2,037	1	-	6,615	(1,229)	7,424
Selling, general and administrative expenses	686	-	-	2,920	(140)	3,466
Depreciation and depletion	311	1	-	2,332	-	2,644
Exploration expenses, including dry holes	106	-	-	176	-	282
Interest expense	993	4	45	2,517	(3,394)	165
Excise taxes	-	-	-	7,664	-	7,664
Other taxes and duties	6	-	-	10,169	-	10,175
Income applicable to minority and preferred interests	-	-	-	182	-	182
Total costs and other deductions	12,593	6	45	147,472	(86,595)	73,521
Income before income taxes	9,031	10	(16)	14,880	(8,446)	15,459
Income taxes	631	4	(9)	6,433	-	7,059
Net income	$8,400	$6	$(7)	$8,447	$(8,446)	$8,400

			SeaRiver
	Exxon Mobil		Maritime		Consolidating
	Corporation	Exxon	Financial		and
	Parent	Capital	Holdings	All Other	Eliminating
	Guarantor	Corporation	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for three months ended March 31, 2005
Revenues and other income
Sales and other operating revenue, including excise taxes	$3,980	$-	$-	$75,495	$-	$79,475
Income from equity affiliates	7,050	-	3	1,556	(7,053)	1,556
Other income	130	-	-	890	-	1,020
Intercompany revenue	6,857	11	10	59,340	(66,218)	-
Total revenues and other income	18,017	11	13	137,281	(73,271)	82,051
Costs and other deductions
Crude oil and product purchases	6,578	-	-	95,621	(62,910)	39,289
Production and manufacturing expenses	1,633	-	-	5,762	(1,287)	6,108
Selling, general and administrative expenses	557	-	-	3,000	(106)	3,451
Depreciation and depletion	331	1	-	2,221	-	2,553
Exploration expenses, including dry holes	28	-	-	145	-	173
Interest expense	407	4	39	1,553	(1,947)	56
Excise taxes	-	-	-	7,238	-	7,238
Other taxes and duties	5	-	-	10,180	-	10,185
Income applicable to minority and preferred interests	-	-	-	95	-	95
Total costs and other deductions	9,539	5	39	125,815	(66,250)	69,148
Income before income taxes	8,478	6	(26)	11,466	(7,021)	12,903
Income taxes	618	2	(10)	4,433	-	5,043
Net income	$7,860	$4	$(16)	$7,033	$(7,021)	$7,860

			SeaRiver
	Exxon Mobil		Maritime		Consolidating
	Corporation	Exxon	Financial		and
	Parent	Capital	Holdings	All Other	Eliminating
	Guarantor	Corporation	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated balance sheet as of March 31, 2006
Cash and cash equivalents	$9,104	$-	$-	$22,841	$-	$31,945
Cash and cash equivalents - restricted	4,604	-	-	-	-	4,604
Notes and accounts receivable - net	2,261	-	-	24,701	-	26,962
Inventories	1,402	-	-	10,182	-	11,584
Prepaid taxes and expenses	614	-	10	2,755	-	3,379
Total current assets	17,985	-	10	60,479	-	78,474
Property, plant and equipment - net	15,538	91	-	92,768	-	108,397
Investments and other assets	171,994	-	458	409,899	(553,220)	29,131
Intercompany receivables	12,540	1,063	1,783	380,100	(395,486)	-
Total assets	$218,057	$1,154	$2,251	$943,246	$(948,706)	$216,002

Notes and loan payables	$287	$-	$10	$1,442	$-	$1,739
Accounts payable and accrued liabilities	3,896	6	1	35,116	-	39,019
Income taxes payable	939	5	-	9,732	-	10,676
Total current liabilities	5,122	11	11	46,290	-	51,434
Long-term debt	270	160	1,496	4,329	-	6,255
Deferred income tax liabilities	3,056	26	260	18,553	-	21,895
Other long-term liabilities	5,664	18	-	18,273	-	23,955
Intercompany payables	91,482	125	383	303,496	(395,486)	-
Total liabilities	105,594	340	2,150	390,941	(395,486)	103,539

Earnings reinvested	169,778	29	(368)	116,449	(116,110)	169,778
Other shareholders' equity	(57,315)	785	469	435,856	(437,110)	(57,315)
Total shareholders' equity	112,463	814	101	552,305	(553,220)	112,463
Total liabilities and shareholders' equity	$218,057	$1,154	$2,251	$943,246	$(948,706)	$216,002

Condensed consolidated balance sheet as of December 31, 2005
Cash and cash equivalents	$12,076	$-	$-	$16,595	$-	$28,671
Cash and cash equivalents - restricted	4,604	-	-	-	-	4,604
Notes and accounts receivable - net	2,183	-	-	25,301	-	27,484
Inventories	1,241	-	-	8,080	-	9,321
Prepaid taxes and expenses	117	-	-	3,145	-	3,262
Total current assets	20,221	-	-	53,121	-	73,342
Property, plant and equipment - net	15,537	92	-	91,381	-	107,010
Investments and other assets	164,290	-	449	409,233	(545,989)	27,983
Intercompany receivables	14,569	1,041	1,768	377,176	(394,554)	-
Total assets	$214,617	$1,133	$2,217	$930,911	$(940,543)	$208,335

Notes and loan payables	$446	$-	$10	$1,315	$-	$1,771
Accounts payable and accrued liabilities	3,137	3	1	32,979	-	36,120
Income taxes payable	553	1	2	7,860	-	8,416
Total current liabilities	4,136	4	13	42,154	-	46,307
Long-term debt	270	160	1,456	4,334	-	6,220
Deferred income tax liabilities	2,909	27	257	17,685	-	20,878
Other long-term liabilities	5,411	13	-	18,320	-	23,744
Intercompany payables	90,705	121	383	303,345	(394,554)	-
Total liabilities	103,431	325	2,109	385,838	(394,554)	97,149

Earnings reinvested	163,335	23	(361)	108,770	(108,432)	163,335
Other shareholders' equity	(52,149)	785	469	436,303	(437,557)	(52,149)
Total shareholders' equity	111,186	808	108	545,073	(545,989)	111,186
Total liabilities and shareholders' equity	$214,617	$1,133	$2,217	$930,911	$(940,543)	$208,335

			SeaRiver
	Exxon Mobil		Maritime		Consolidating
	Corporation	Exxon	Financial		and
	Parent	Capital	Holdings	All Other	Eliminating
	Guarantor	Corporation	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of cash flows for three months ended March 31, 2006
Cash provided by/(used in) operating activities	$2,387	$18	$15	$12,979	$(768)	$14,631
Cash flows from investing activities
Additions to property, plant and equipment	(340)	-	-	(3,390)	-	(3,730)
Sales of long-term assets	18	-	-	376	-	394
Net intercompany investing	2,847	(22)	(16)	(2,874)	65	-
All other investing, net	-	-	-	(167)	-	(167)
Net cash provided by/(used in) investing activities	2,525	(22)	(16)	(6,055)	65	(3,503)
Cash flows from financing activities
Additions to long-term debt	-	-	-	13	-	13
Reductions in long-term debt	-	-	-	(7)	-	(7)
Additions/(reductions) in short-term debt - net	(163)	-	-	102	-	(61)
Cash dividends	(1,957)	-	-	(768)	768	(1,957)
Net ExxonMobil shares sold/(acquired)	(5,764)	-	-	-	-	(5,764)
Net intercompany financing activity	-	4	1	60	(65)	-
All other financing, net	-	-	-	(226)	-	(226)
Net cash provided by/(used in) financing activities	(7,884)	4	1	(826)	703	(8,002)
Effects of exchange rate changes on cash	-	-	-	148	-	148
Increase/(decrease) in cash and cash equivalents	$(2,972)	$-	$-	$6,246	$-	$3,274

Condensed consolidated statement of cash flows for three months ended March 31, 2005
Cash provided by/(used in) operating activities	$1,342	$4	$7	$11,913	$(298)	$12,968
Cash flows from investing activities
Additions to property, plant and equipment	(278)	-	-	(2,435)	-	(2,713)
Sales of long-term assets	24	-	-	1,773	-	1,797
Net intercompany investing	4,705	68	13	(4,719)	(67)	-
All other investing, net	-	-	-	(170)	-	(170)
Net cash provided by/(used in) investing activities	4,451	68	13	(5,551)	(67)	(1,086)
Cash flows from financing activities
Additions to long-term debt	-	-	-	-	-	-
Reductions in long-term debt	-	-	-	(6)	-	(6)
Additions/(reductions) in short-term debt - net	-	-	-	15	-	15
Cash dividends	(1,728)	-	-	(298)	298	(1,728)
Net ExxonMobil shares sold/(acquired)	(3,087)	-	-	-	-	(3,087)
Net intercompany financing activity	-	(76)	(20)	29	67	-
All other financing, net	-	-	-	(197)	-	(197)
Net cash provided by/(used in) financing activities	(4,815)	(76)	(20)	(457)	365	(5,003)
Effects of exchange rate changes on cash	-	-	-	(245)	-	(245)
Increase/(decrease) in cash and cash equivalents	$978	$(4)	$-	$5,660	$-	$6,634

EXXON MOBIL CORPORATION

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	First Three Months
	2006	2005
	(millions of dollars)
Net Income (U.S. GAAP)
Upstream
United States	$1,280	$1,353
Non-U.S.	5,103	3,701
Downstream
United States	679	645
Non-U.S.	592	808
Chemical
United States	329	492
Non-U.S.	620	940
Corporate and financing	(203)	(79)
Net Income (U.S. GAAP)	$8,400	$7,860

Net income per common share (dollars)	$1.38	$1.23
Net income per common share
- assuming dilution (dollars)	$1.37	$1.22

Special items included in net income
Non-U.S. Downstream
Sale of Sinopec shares	$0	$310
Non-U.S. Chemical
Sale of Sinopec shares	$0	$150

REVIEW OF FIRST QUARTER 2006 RESULTS

Exxon Mobil Corporation reported first quarter 2006 net income of $8,400 million ($1.37 per share), an increase of $540 million from the first quarter of 2005.  Higher crude oil and natural gas realizations and improved marketing margins were partly offset by lower chemical margins and litigation and tax items.  First quarter 2005 net income included a $460 million gain from the sale of ExxonMobil's interest in Sinopec.

	First Three Months
	2006	2005
	(millions of dollars)
Upstream earnings
United States	$1,280	$1,353
Non-U.S.	5,103	3,701
Total	$6,383	$5,054

Upstream earnings were $6,383 million, up $1,329 million from the first quarter of 2005.  On an oil-equivalent basis, production increased by 5 percent from the first quarter of 2005.  Excluding the impact of divestments and entitlements, production increased 7 percent.

Liquids production of 2,696 kbd (thousands of barrels per day) was 152 kbd higher.  Higher production from projects in West Africa and increased volumes in Abu Dhabi were partly offset by mature field decline, and the impact of entitlements and divestments.  Excluding entitlement and divestment effects, liquids production increased by 10 percent.

First quarter natural gas production was 11,199 mcfd (millions of cubic feet per day) compared with 10,785 mcfd last year.  Higher volumes from projects in Qatar and increased European demand were partly offset by the impact of mature field decline.

Earnings from U.S. Upstream operations were $1,280 million, $73 million lower than the first quarter of 2005.  The combination of a litigation item and higher tax expenses reduced results by over 4 cents per share.  Non-U.S. Upstream earnings were $5,103 million, up $1,402 million from 2005.  Higher realizations were partly offset by negative foreign exchange impacts.

	First Three Months
	2006	2005
	(millions of dollars)
Downstream earnings
United States	$679	$645
Non-U.S.	592	808
Total	$1,271	$1,453
Special items included in net income
Non-U.S. Downstream
Sale of Sinopec shares	$0	$310

Downstream earnings of $1,271 million increased due to higher marketing margins, improved refining operations and positive foreign exchange effects, offset by the absence of the $310 million Sinopec gain in the first quarter of 2005.  Petroleum product sales were 7,865 kbd, 364 kbd lower than last year's first quarter, primarily due to lower refining throughput and divestments.

U.S. Downstream earnings were $679 million, up $34 million.  Non-U.S. Downstream earnings of $592 million increased $94 million, after the absence of the $310 million Sinopec gain in the first quarter of 2005.

	First Three Months
	2006	2005
	(millions of dollars)
Chemical earnings
United States	$329	$492
Non-U.S.	620	940
Total	$949	$1,432
Special items included in net income
Non-U.S. Chemical
Sale of Sinopec shares	$0	$150

Chemical earnings of $949 million were down from the record quarter a year ago primarily due to reduced margins and $150 million from the absence of the Sinopec gain.  Prime product sales of 6,916 kt (thousands of metric tons) were down 22 kt from last year's first quarter.

	First Three Months
	2006	2005
	(millions of dollars)
All other segments earnings
Corporate and financing	$(203)	$(79)

Corporate and financing expenses were $203 million, up $124 million mainly due to tax items.

LIQUIDITY AND CAPITAL RESOURCES

	First Three Months
	2006	2005
	(millions of dollars)
Net cash provided by/(used in)
Operating activities	$14,631	$12,968
Investing activities	(3,503)	(1,086)
Financing activities	(8,002)	(5,003)
Effect of exchange rate changes	148	(245)
Increase/(decrease) in cash and cash equivalents	$3,274	$6,634

Cash and cash equivalents	$31,945	$25,165
Cash and cash equivalents - restricted (note 4)	4,604	4,604
Total cash and cash equivalents (at end of period)	$36,549	$29,769

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	$14,631	$12,968
Sales of subsidiaries, investments and property,
plant and equipment	394	1,797
Cash flow from operations and asset sales	$15,025	$14,765

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider asset sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities.

Total cash and cash equivalents, including the $4.6 billion of restricted cash, was $36.5 billion at the end of the first quarter of 2006.

Cash provided by operating activities totaled $14,631 million for the first three months of 2006 and increased $1,663 million.  Major sources of funds were net income of $8,400 million and non-cash provisions of $2,644 million for depreciation and depletion.  For additional details, see the Condensed Consolidated Statement of Cash Flows on page 5.

Investing activities for the first three months of 2006 used net cash of $3,503 million compared to $1,086 million in the prior year. Spending for additions to property, plant and equipment increased $1,017 million to $3,730 million.  Proceeds from asset divestments were $1,403 million lower in 2006 reflecting the absence of the sale of the Corporation's interest in Sinopec in 2005.

Cash flow from operations and asset sales in the first three months of 2006 of $15.0 billion, including asset sales of $0.4 billion, increased from 2005 as higher cash from operating activities more than offset the lower proceeds from asset sales.

Net cash used in financing activities of $8,002 million in the first three months of 2006 compared to $5,003 million in the 2005 period reflecting a higher level of purchases of shares of ExxonMobil stock.

During the first quarter of 2006, Exxon Mobil Corporation purchased 99 million shares of its common stock for the treasury at a gross cost of $6.0 billion.  These purchases included $5.0 billion to reduce the number of shares outstanding and the balance to offset shares issued in conjunction with the company benefits plans and programs.  As a consequence of the continued strengthening of our financial position, the Corporation intends to increase share purchases to $6.0 billion to reduce shares outstanding in the second quarter.  Shares outstanding were reduced from 6,133 million at the end of the fourth quarter to 6,050 million at the end of the first quarter.  Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed a total of $7.0 billion to shareholders in the first quarter through dividends of $2.0 billion and share purchases to reduce shares outstanding of $5.0 billion, an increase of 67 percent versus the first quarter of 2005.

Total debt of $8.0 billion at March 31, 2006 was comparable to year-end 2005.  The Corporation's debt to total capital ratio was 6.4 percent at the end of the first quarter of 2006, comparable to year-end 2005.

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

TAXES

	First Three Months
	2006	2005
	(millions of dollars)
Taxes
Income taxes	$7,059	$5,043
Excise taxes	7,664	7,238
All other taxes and duties	11,049	10,944
Total	$25,772	$23,225

Effective income tax rate	47.4%	41.3%

Income, excise and all other taxes for the first quarter of 2006 of $25,772 million were up $2,547 million compared to 2005.  In the first quarter of 2006 income tax expense was $7,059 million and the effective income tax rate was 47.4 percent, compared to $5,043 million and 41.3 percent, respectively, in the prior year period.  Resolution of income tax related issues resulted in charges in the first quarter 2006.  Excise and all other taxes and duties were similar as effects of higher prices were offset by foreign exchange effects.

CAPITAL AND EXPLORATION EXPENDITURES

	First Three Months
	2006	2005
	(millions of dollars)
Capital and exploration expenditures
Upstream (including exploration expenses)	$4,087	$2,812
Downstream	581	452
Chemical	144	148
Other	12	5
Total	$4,824	$3,417

ExxonMobil continued its active investment program in the first quarter, spending $4.8 billion on capital and exploration projects, an increase of 41 percent or $1.4 billion versus 2005.   In the first quarter of 2006, the results of our continuing long term investment program contributed to a 5 percent increase in production.

Depending on the progress of individual projects, the Corporation expects the level of capital and exploration spending to be about $19 billion in 2006 compared to $18 billion in 2005.

FORWARD-LOOKING STATEMENTS

Statements in this report relating to future plans, projections, events, or conditions are forward-looking statements.  Actual results, including project plans, resource recoveries, timing, and capacities, could differ materially due to changes in long-term oil or gas prices or other market conditions affecting the oil and gas industry; political events or disturbances; reservoir performance; the outcome of commercial negotiations; potential liability resulting from pending or future litigation; wars and acts of terrorism or sabotage; changes in technical or operating conditions; and other factors discussed under the heading "Risk Factors" in Item 1A of ExxonMobil's 2005 Form 10-K.  We assume no duty to update these statements as of any future date.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2006, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2005.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation's chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation's disclosure controls and procedures as of March 31, 2006.  Based on that evaluation, these officers have concluded that the Corporation's disclosure controls and procedures are effective in ensuring that material information required to be in this quarterly report is made known to them on a timely basis.  There were no changes during the Corporation's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On April 19, 2006, in a case captioned United States v. Chalmette Refining, L.L.C., the United States District Court for the Eastern District of Louisiana accepted a plea agreement reached by Chalmette Refining (a 50-percent owned, indirect subsidiary of the Corporation) with the U.S. Department of Justice and the U.S. Environmental Protection Agency. In accordance with the terms of the agreement, Chalmette Refining pled guilty on January 25, 2006, to a one-count misdemeanor violation of the Clean Water Act for a negligent discharge of benzene on February 5, 2000, at the Chalmette, Louisiana refinery and was sentenced to and paid a fine of $200,000 on April 19th.  The violation involved a discharge into the Mississippi River that resulted from a leak in a heat exchanger.  When the source of the leak was identified, the heat exchanger was immediately replaced and new procedures implemented to prevent a recurrence.  Chalmette Refining has also agreed to make $25,000 community service donations to the Louisiana State Police Right to Know Fund and to the Southern Environmental Enforcement Network.

Refer to the relevant portions of note 4 on pages 9 and 10 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchase of equity securities for quarter ended March 31, 2006

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs
January, 2006	30,995,704	$60.41	30,995,704

February, 2006	30,382,771	$60.48	30,382,771

March, 2006	37,173,716	$60.63	37,173,716

Total	98,552,191	$60.51	98,552,191	(See Note 1)

Note 1 -- On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding.  The announcement did not specify an amount or expiration date.  The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases.  In its most recent earnings release dated April 27, 2006, the Corporation stated its intention to increase share purchases to $6.0 billion to reduce shares outstanding in the second quarter of 2006.  Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

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

Date: May 4, 2006

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