Form 10-Q
period 2006-06-30
EXXON MOBIL CORP
filed 2006-08-04
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                                                                         Outstanding as of June 30, 2006

Common stock, without par value                                                              5,944,957,050

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

TABLE OF CONTENTS

Page

Number

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Statement of Income

3

Six months ended June 30, 2006 and 2005

Condensed Consolidated Balance Sheet

4

As of June 30, 2006 and December 31, 2005

Condensed Consolidated Statement of Cash Flows

5

Six months ended June 30, 2006 and 2005

Notes to Condensed Consolidated Financial Statements

6-18

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

19-24

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

25

Item 4.

Controls and Procedures

25

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

25-26

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 4.

Submission of Matters to a Vote of Security Holders

27-28

Item 6.

Exhibits

29

Signature

30

Index to Exhibits

31

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
REVENUES AND OTHER INCOME
Sales and other operating revenue (1) (2)	$96,024	$86,622	$182,341	$166,097
Income from equity affiliates	1,687	1,321	3,487	2,877
Other income	1,323	625	2,186	1,645
Total revenues and other income	99,034	88,568	188,014	170,619

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases (2)	48,180	44,700	91,001	83,989
Production and manufacturing expenses	7,416	6,444	14,840	12,552
Selling, general and administrative expenses	3,557	3,508	7,023	6,959
Depreciation and depletion	2,760	2,516	5,404	5,069
Exploration expenses, including dry holes	176	214	458	387
Interest expense	107	244	272	300
Excise taxes (1)	8,211	7,515	15,875	14,753
Other taxes and duties (2)	10,170	10,469	19,043	20,654
Income applicable to minority and preferred interests	253	199	435	294
Total costs and other deductions	80,830	75,809	154,351	144,957

INCOME BEFORE INCOME TAXES	18,204	12,759	33,663	25,662
Income taxes	7,844	5,119	14,903	10,162
NET INCOME	$10,360	$7,640	$18,760	$15,500

NET INCOME PER COMMON SHARE (dollars)	$1.74	$1.21	$3.12	$2.44

NET INCOME PER COMMON SHARE
- ASSUMING DILUTION (dollars)	$1.72	$1.20	$3.09	$2.42

DIVIDENDS PER COMMON SHARE (dollars)	$0.32	$0.29	$0.64	$0.56

(1) Excise taxes included in sales and other
operating revenue	$8,211	$7,515	$15,875	$14,753

(2) Amounts included in prior period sales and other operating revenue for purchases/sales contracts with the same
counterparty. Associated costs are included in crude oil
and product purchases and other taxes and duties.
See accounting change note 2 on page 6.	$0	$7,507	$0	$14,667

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)

	June 30,	Dec. 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$32,113	$28,671
Cash and cash equivalents - restricted (note 4)	4,604	4,604
Notes and accounts receivable - net	28,607	27,484
Inventories
Crude oil, products and merchandise	10,233	7,852
Materials and supplies	1,596	1,469
Prepaid taxes and expenses	3,505	3,262
Total current assets	80,658	73,342
Property, plant and equipment - net	111,110	107,010
Investments and other assets	29,242	27,983

TOTAL ASSETS	$221,010	$208,335

LIABILITIES
Current liabilities
Notes and loans payable	$1,964	$1,771
Accounts payable and accrued liabilities	39,302	36,120
Income taxes payable	10,288	8,416
Total current liabilities	51,554	46,307
Long-term debt	6,393	6,220
Deferred income tax liabilities	22,275	20,878
Other long-term liabilities	25,024	23,744

TOTAL LIABILITIES	105,246	97,149

Commitments and contingencies (note 4)

SHAREHOLDERS' EQUITY
Common stock, without par value:
Authorized: 9,000 million shares
Issued: 8,019 million shares	4,499	4,477
Earnings reinvested	178,212	163,335
Accumulated other nonowner changes in equity
Cumulative foreign exchange translation adjustment	2,869	979
Minimum pension liability adjustment	(2,356)	(2,258)
Common stock held in treasury:
2,074 million shares at June 30, 2006	(67,460)
1,886 million shares at December 31, 2005		(55,347)

TOTAL SHAREHOLDERS' EQUITY	115,764	111,186

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$221,010	$208,335

The number of shares of common stock issued and outstanding at June 30, 2006 and

December 31, 2005 were 5,944,957,050 and 6,132,998,174, respectively.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,760	$15,500
Depreciation and depletion	5,404	5,069
Changes in operational working capital, excluding cash and debt	1,002	2,573
All other items - net	761	(1,161)

Net cash provided by operating activities	25,927	21,981

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(7,586)	(6,448)
Sales of subsidiaries, investments, and property, plant and equipment	1,450	3,826
Other investing activities - net	(640)	(592)

Net cash used in investing activities	(6,776)	(3,214)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	72	1
Reductions in long-term debt	(27)	(11)
Additions/(reductions) in short-term debt - net	106	(267)
Cash dividends to ExxonMobil shareholders	(3,883)	(3,568)
Cash dividends to minority interests	(125)	(138)
Changes in minority interests and sales/(purchases)
of affiliate stock	(252)	(193)
Taxes from employee stock-based awards	128	0
Net ExxonMobil shares acquired	(12,394)	(6,696)

Net cash used in financing activities	(16,375)	(10,872)

Effects of exchange rate changes on cash	666	(778)

Increase/(decrease) in cash and cash equivalents	3,442	7,117
Cash and cash equivalents at beginning of period	28,671	18,531
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,113	$25,648

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$12,221	$10,867
Cash interest paid	$988	$138

EXXON MOBIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of Financial Statement Preparation

These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Corporation's 2005 Annual Report on Form 10-K.  In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein.  All such adjustments are of a normal recurring nature.  The Corporation's exploration and production activities are accounted for under the "successful efforts" method.  Certain reclassifications to prior periods have been made to conform to the current presentation, including combining the amounts for the balance sheet lines "Benefit plan related balances" and "Common stock" per the adoption of FAS 123R and reclassifying on the income statement $1.3 billion of first quarter 2006 "Other taxes and duties" to "Crude oil and product purchases" related to the reporting of purchases and sales of inventory with the same counterparty.

2.

Accounting Change for Purchases/Sales Contracts

Effective January 1, 2006, the Corporation adopted the Emerging Issues Task Force (EITF) consensus on Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.”  The EITF concluded that purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another should be combined and recorded as exchanges measured at the book value of the item sold.  In prior periods, the Corporation recorded certain crude oil, natural gas, petroleum product and chemical sales and purchases contemporaneously negotiated with the same counterparty as revenues and purchases.  As a result of the EITF consensus, the Corporation’s accounts “Sales and other operating revenue”, “Crude oil and product purchases” and "Other taxes and duties" on the income statement were reduced by associated amounts with no impact on net income. All operating segments are affected by this change, with the largest impact in the Downstream.

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

Restricted stock and restricted units

The following table summarizes information about restricted stock and restricted stock units, including those shares from former Mobil plans, for the six months ended June 30, 2006.

		Weighted
		Average
		Grant-Date
		Fair Value
Restricted stock/units:	Shares	per Share
	(thousands)
Issued and outstanding at December 31, 2005	29,530	$41.52
2005 award issued in 2006	11,064	$58.43
Vested	(12)	$34.63
Forfeited	(126)	$46.57
Issued and outstanding at June 30, 2006	40,456	$46.13

As of June 30, 2006, there was $1,053 million of unrecognized compensation cost related to the nonvested restricted awards.  This cost is expected to be recognized over a weighted-average period of 4.5 years.  The compensation cost charged against income for the restricted stock and restricted units was $101 million and $149 million for the three months ended June 30, 2006, and 2005, respectively.  The total income tax benefit recognized in income related to this compensation expense was $18 million and $29 million for the same periods, respectively.  The compensation cost charged against income for the restricted stock and restricted units was $295 million and $231 million for the six months ended June 30, 2006, and 2005, respectively.  The total income tax benefit recognized in income related to this compensation expense was $53 million and $42 million for the same periods, respectively.

Stock options

The following table summarizes information about stock options, including those shares from former Mobil plans, for the six months ended June 30, 2006.

			Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual
Stock options:	Shares	per Share	Term
	(thousands)
Outstanding at December 31, 2005	147,774	$37.11
Exercised	(13,216)	$29.67
Expired/canceled	(231)	$39.23
Outstanding at June 30, 2006	134,327	$37.83	3.6	years

Exercisable at June 30, 2006	134,327	$37.83	3.6	years

No compensation expense was recognized for stock options in the six months ended June 30, 2006, and 2005, as all remaining outstanding stock options were granted prior to 2002 and are fully vested. No income tax benefit was recognized in income during the quarter related to stock options.  Cash received from stock option exercises for the six months ended June 30, 2006, was $392 million.  The cash tax benefit realized for the options exercised in the six months ended June 30, 2006, was $128 million.  The aggregate intrinsic value of stock options exercised in the six months ended June 30, 2006, was $416 million and for the balance of outstanding stock options was $3,159 million.

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

In 2001, a Louisiana state court jury awarded compensatory damages of $56 million and punitive damages of $1 billion to a landowner for damage caused by a third party that leased the property from the landowner. The third party provided pipe cleaning and storage services for the Corporation and other entities. The Louisiana Fourth Circuit Court of Appeals reduced the punitive damage award to $112 million in 2005. The Corporation appealed this decision to the Louisiana Supreme Court which, in March 2006, refused to hear the appeal. ExxonMobil has fully accrued and paid the compensatory and punitive damage awards. The Corporation has appealed the punitive damage award to the U.S. Supreme Court.

In Allapattah v. Exxon, a jury in the United States District Court for the Southern District of Florida determined in 2001 that a class of Exxon dealers between March 1983 and August 1994 had been overcharged for gasoline. In June 2003, the Eleventh Circuit Court of Appeals affirmed the judgment and in March 2004, denied a petition for Rehearing En Banc. In October 2004, the U.S. Supreme Court granted review as to whether the class in the District Court judgment should include members that individually do not satisfy the $50,000 minimum amount-in-controversy requirement in federal court. In light of the Supreme Court’s decision to grant review of only part of ExxonMobil’s appeal, the Corporation took an after-tax charge of $550 million in the third quarter of 2004 reflecting the estimated liability, after considering potential set-offs and defenses for the claims under review by the Supreme Court. In June 2005, the Supreme Court granted the District Court the right to hear the claims of all class members and the Corporation took an after-tax charge of $200 million. The District Court has given final approval of a settlement of $1,075 million, pre-tax. This obligation has been fully accrued and was paid in the second quarter 2006.

Tax issues for 1986 to 1993 remain pending before the U.S. Tax Court. The ultimate resolution of these issues is not expected to have a materially adverse effect upon the Corporation’s operations or financial condition.

Other Contingencies

As of June 30, 2006
	Equity	Other
	Company	Third Party
	Obligations	Obligations	Total
(millions of dollars)
Total guarantees	$3,834	$279	$4,113

The Corporation and certain of its consolidated subsidiaries were contingently liable at

June 30, 2006, for $4,113 million, primarily relating to ExxonMobil's guarantees of obligations of equity companies for notes, loans and other liabilities.

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation's outstanding unconditional purchase obligations at June 30, 2006, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

5.

Nonowner Changes in Shareholders' Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(millions of dollars)

Net income	$10,360	$7,640	$18,760	$15,500
Changes in other nonowner changes in equity
Foreign exchange translation adjustment	1,476	(1,451)	1,890	(2,350)
Minimum pension liability adjustment	(81)	0	(98)	0
Reclassification adjustment for gain on sale of
stock investment included in net income	0	0	0	(428)
Total nonowner changes in shareholders' equity	$11,755	$6,189	$20,552	$12,722

6.

Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

NET INCOME PER COMMON SHARE
Net income (millions of dollars)	$10,360	$7,640	$18,760	$15,500

Weighted average number of common shares
outstanding (millions of shares)	5,971	6,310	6,019	6,337

Net income per common share (dollars)	$1.74	$1.21	$3.12	$2.44

NET INCOME PER COMMON SHARE
- ASSUMING DILUTION
Net income (millions of dollars)	$10,360	$7,640	$18,760	$15,500

Weighted average number of common shares
outstanding (millions of shares)	5,971	6,310	6,019	6,337
Effect of employee stock-based awards	59	60	57	57
Weighted average number of common shares
outstanding - assuming dilution	6,030	6,370	6,076	6,394

Net income per common share
- assuming dilution (dollars)	$1.72	$1.20	$3.09	$2.42

7.

Annuity Benefits and Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(millions of dollars)
Annuity Benefits - U.S.
Components of net benefit cost
Service cost	$83	$91	$168	$173
Interest cost	158	168	317	319
Expected return on plan assets	(155)	(175)	(312)	(330)
Amortization of actuarial loss/(gain)
and prior service cost	67	74	136	142
Net pension enhancement and
curtailment/settlement expense	40	34	79	64
Net benefit cost	$193	$192	$388	$368

Annuity Benefits - Non-U.S.
Components of net benefit cost
Service cost	$107	$102	$210	$195
Interest cost	221	213	436	426
Expected return on plan assets	(245)	(212)	(482)	(414)
Amortization of actuarial loss/(gain)
and prior service cost	127	107	253	213
Net pension enhancement and
curtailment/settlement expense	1	1	2	1
Net benefit cost	$211	$211	$419	$421

Other Postretirement Benefits
Components of net benefit cost
Service cost	$19	$18	$37	$34
Interest cost	75	76	152	150
Expected return on plan assets	(10)	(10)	(20)	(19)
Amortization of actuarial loss/(gain)
and prior service cost	53	51	106	100
Net benefit cost	$137	$135	$275	$265

8.

Disclosures about Segments and Related Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	$1,644	$1,389	$2,924	$2,742
Non-U.S.	5,490	3,519	10,593	7,220
Downstream
United States	1,354	999	2,033	1,644
Non-U.S.	1,131	1,022	1,723	1,830
Chemical
United States	189	343	518	835
Non-U.S.	651	471	1,271	1,411
All other	(99)	(103)	(302)	(182)
Corporate total	$10,360	$7,640	$18,760	$15,500

SALES AND OTHER OPERATING REVENUE (1) (2)
Upstream
United States	$1,400	$1,707	$3,177	$3,243
Non-U.S.	8,262	5,509	15,801	10,481
Downstream
United States	25,656	22,429	46,784	41,742
Non-U.S.	52,277	49,455	99,981	94,944
Chemical
United States	3,260	2,938	6,485	6,093
Non-U.S.	5,165	4,582	10,105	9,588
All other	4	2	8	6
Corporate total	$96,024	$86,622	$182,341	$166,097

(1) Includes excise taxes
(2) Prior year period includes amounts in sales and
other operating revenue for purchases/sales
contracts with the same counterparty. See
accounting change note 2 on page 6.

INTERSEGMENT REVENUE
Upstream
United States	$2,085	$1,667	$3,939	$3,474
Non-U.S.	10,350	6,710	19,224	13,050
Downstream
United States	3,294	2,418	6,076	4,498
Non-U.S.	12,349	9,784	23,332	18,511
Chemical
United States	2,100	1,672	3,923	3,077
Non-U.S.	1,816	1,403	3,398	2,692
All other	64	72	132	144

9.

Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the 6.125% notes due 2008 ($160 million of long-term debt at June 30, 2006) of Exxon Capital Corporation and the deferred interest debentures due 2012 ($1,471 million long-term) and the debt securities due 2006-2011 ($65 million long-term and $10 million short-term) of SeaRiver Maritime Financial Holdings, Inc.  Exxon Capital Corporation and SeaRiver Maritime Financial Holdings, Inc. are 100 percent owned subsidiaries of Exxon Mobil Corporation.

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

			SeaRiver
	Exxon Mobil		Maritime		Consolidating
	Corporation	Exxon	Financial		and
	Parent	Capital	Holdings	All Other	Eliminating
	Guarantor	Corporation	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for three months ended June 30, 2006
Revenues and other income
Sales and other operating revenue, including excise taxes	$3,929	$-	$-	$92,095	$-	$96,024
Income from equity affiliates	9,901	-	3	1,685	(9,902)	1,687
Other income	217	-	-	1,106	-	1,323
Intercompany revenue	11,047	17	23	84,424	(95,511)	-
Total revenues and other income	25,094	17	26	179,310	(105,413)	99,034
Costs and other deductions
Crude oil and product purchases	10,273	-	-	128,037	(90,130)	48,180
Production and manufacturing expenses	1,752	-	-	6,951	(1,287)	7,416
Selling, general and administrative expenses	669	-	-	3,039	(151)	3,557
Depreciation and depletion	342	1	-	2,417	-	2,760
Exploration expenses, including dry holes	49	-	-	127	-	176
Interest expense	1,083	4	46	2,920	(3,946)	107
Excise taxes	-	-	-	8,211	-	8,211
Other taxes and duties	10	-	-	10,160	-	10,170
Income applicable to minority and preferred interests	-	-	-	253	-	253
Total costs and other deductions	14,178	5	46	162,115	(95,514)	80,830
Income before income taxes	10,916	12	(20)	17,195	(9,899)	18,204
Income taxes	556	5	(8)	7,291	-	7,844
Net income	$10,360	$7	$(12)	$9,904	$(9,899)	$10,360

			SeaRiver
	Exxon Mobil		Maritime		Consolidating
	Corporation	Exxon	Financial		and
	Parent	Capital	Holdings	All Other	Eliminating
	Guarantor	Corporation	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for three months ended June 30, 2005
Revenues and other income
Sales and other operating revenue, including excise taxes	$3,815	$-	$-	$82,807	$-	$86,622
Income from equity affiliates	7,025	-	5	1,316	(7,025)	1,321
Other income	179	-	-	446	-	625
Intercompany revenue	7,923	11	13	65,620	(73,567)	-
Total revenues and other income	18,942	11	18	150,189	(80,592)	88,568
Costs and other deductions
Crude oil and product purchases	7,553	-	-	106,948	(69,801)	44,700
Production and manufacturing expenses	1,644	1	-	6,146	(1,347)	6,444
Selling, general and administrative expenses	641	1	-	2,988	(122)	3,508
Depreciation and depletion	336	1	-	2,179	-	2,516
Exploration expenses, including dry holes	49	-	-	165	-	214
Interest expense	681	3	39	1,820	(2,299)	244
Excise taxes	-	-	-	7,515	-	7,515
Other taxes and duties	3	-	-	10,466	-	10,469
Income applicable to minority and preferred interests	-	-	-	199	-	199
Total costs and other deductions	10,907	6	39	138,426	(73,569)	75,809
Income before income taxes	8,035	5	(21)	11,763	(7,023)	12,759
Income taxes	395	2	(9)	4,731	-	5,119
Net income	$7,640	$3	$(12)	$7,032	$(7,023)	$7,640

Condensed consolidated statement of income for six months ended June 30, 2006

Revenues and other income
Sales and other operating revenue, including excise taxes	$8,150	$-	$-	$174,191	$-	$182,341
Income from equity affiliates	18,344	-	12	3,482	(18,351)	3,487
Other income	408	-	-	1,778	-	2,186
Intercompany revenue	19,816	33	43	162,211	(182,103)	-
Total revenues and other income	46,718	33	55	341,662	(200,454)	188,014
Costs and other deductions
Crude oil and product purchases	18,727	-	-	244,236	(171,962)	91,001
Production and manufacturing expenses	3,789	1	-	13,566	(2,516)	14,840
Selling, general and administrative expenses	1,355	-	-	5,959	(291)	7,023
Depreciation and depletion	653	2	-	4,749	-	5,404
Exploration expenses, including dry holes	155	-	-	303	-	458
Interest expense	2,076	8	91	5,437	(7,340)	272
Excise taxes	-	-	-	15,875	-	15,875
Other taxes and duties	16	-	-	19,027	-	19,043
Income applicable to minority and preferred interests	-	-	-	435	-	435
Total costs and other deductions	26,771	11	91	309,587	(182,109)	154,351
Income before income taxes	19,947	22	(36)	32,075	(18,345)	33,663
Income taxes	1,187	9	(17)	13,724	-	14,903
Net income	$18,760	$13	$(19)	$18,351	$(18,345)	$18,760

SeaRiver
Exxon Mobil		Maritime		Consolidating
Corporation	Exxon	Financial		and
Parent	Capital	Holdings	All Other	Eliminating
Guarantor	Corporation	Inc.	Subsidiaries	Adjustments	Consolidated
(millions of dollars)

Condensed consolidated statement of income for six months ended June 30, 2005

Revenues and other income
Sales and other operating revenue, including excise taxes	$7,795	$-	$-	$158,302	$-	$166,097
Income from equity affiliates	14,075	-	8	2,872	(14,078)	2,877
Other income	309	-	-	1,336	-	1,645
Intercompany revenue	14,780	22	23	124,960	(139,785)	-
Total revenues and other income	36,959	22	31	287,470	(153,863)	170,619
Costs and other deductions
Crude oil and product purchases	14,131	-	-	202,569	(132,711)	83,989
Production and manufacturing expenses	3,277	1	-	11,908	(2,634)	12,552
Selling, general and administrative expenses	1,198	1	-	5,988	(228)	6,959
Depreciation and depletion	667	2	-	4,400	-	5,069
Exploration expenses, including dry holes	77	-	-	310	-	387
Interest expense	1,088	7	78	3,373	(4,246)	300
Excise taxes	-	-	-	14,753	-	14,753
Other taxes and duties	8	-	-	20,646	-	20,654
Income applicable to minority and preferred interests	-	-	-	294	-	294
Total costs and other deductions	20,446	11	78	264,241	(139,819)	144,957
Income before income taxes	16,513	11	(47)	23,229	(14,044)	25,662
Income taxes	1,013	4	(19)	9,164	-	10,162
Net income	$15,500	$7	$(28)	$14,065	$(14,044)	$15,500

			SeaRiver
	Exxon Mobil		Maritime		Consolidating
	Corporation	Exxon	Financial		and
	Parent	Capital	Holdings	All Other	Eliminating
	Guarantor	Corporation	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated balance sheet as of June 30, 2006
Cash and cash equivalents	$9,408	$-	$-	$22,705	$-	$32,113
Cash and cash equivalents - restricted	4,604	-	-	-	-	4,604
Notes and accounts receivable - net	2,032	-	-	26,575	-	28,607
Inventories	1,311	-	-	10,518	-	11,829
Prepaid taxes and expenses	926	-	10	2,569	-	3,505
Total current assets	18,281	-	10	62,367	-	80,658
Property, plant and equipment - net	15,578	90	-	95,442	-	111,110
Investments and other assets	183,127	-	430	404,404	(558,719)	29,242
Intercompany receivables	11,382	1,089	1,831	397,418	(411,720)	-
Total assets	$228,368	$1,179	$2,271	$959,631	$(970,439)	$221,010

Notes and loan payables	$330	$-	$10	$1,624	$-	$1,964
Accounts payable and accrued liabilities	2,815	8	1	36,478	-	39,302
Income taxes payable	-	9	-	10,279	-	10,288
Total current liabilities	3,145	17	11	48,381	-	51,554
Long-term debt	270	160	1,536	4,427	-	6,393
Deferred income tax liabilities	2,845	26	252	19,152	-	22,275
Other long-term liabilities	5,856	20	-	19,148	-	25,024
Intercompany payables	100,488	135	383	310,714	(411,720)	-
Total liabilities	112,604	358	2,182	401,822	(411,720)	105,246

Earnings reinvested	178,212	36	(380)	125,977	(125,633)	178,212
Other shareholders' equity	(62,448)	785	469	431,832	(433,086)	(62,448)
Total shareholders' equity	115,764	821	89	557,809	(558,719)	115,764
Total liabilities and shareholders' equity	$228,368	$1,179	$2,271	$959,631	$(970,439)	$221,010

Condensed consolidated balance sheet as of December 31, 2005
Cash and cash equivalents	$12,076	$-	$-	$16,595	$-	$28,671
Cash and cash equivalents - restricted	4,604	-	-	-	-	4,604
Notes and accounts receivable - net	2,183	-	-	25,301	-	27,484
Inventories	1,241	-	-	8,080	-	9,321
Prepaid taxes and expenses	117	-	-	3,145	-	3,262
Total current assets	20,221	-	-	53,121	-	73,342
Property, plant and equipment - net	15,537	92	-	91,381	-	107,010
Investments and other assets	164,290	-	449	409,233	(545,989)	27,983
Intercompany receivables	14,569	1,041	1,768	377,176	(394,554)	-
Total assets	$214,617	$1,133	$2,217	$930,911	$(940,543)	$208,335

Notes and loan payables	$446	$-	$10	$1,315	$-	$1,771
Accounts payable and accrued liabilities	3,137	3	1	32,979	-	36,120
Income taxes payable	553	1	2	7,860	-	8,416
Total current liabilities	4,136	4	13	42,154	-	46,307
Long-term debt	270	160	1,456	4,334	-	6,220
Deferred income tax liabilities	2,909	27	257	17,685	-	20,878
Other long-term liabilities	5,411	13	-	18,320	-	23,744
Intercompany payables	90,705	121	383	303,345	(394,554)	-
Total liabilities	103,431	325	2,109	385,838	(394,554)	97,149

Earnings reinvested	163,335	23	(361)	108,770	(108,432)	163,335
Other shareholders' equity	(52,149)	785	469	436,303	(437,557)	(52,149)
Total shareholders' equity	111,186	808	108	545,073	(545,989)	111,186
Total liabilities and shareholders' equity	$214,617	$1,133	$2,217	$930,911	$(940,543)	$208,335

			SeaRiver
	Exxon Mobil		Maritime		Consolidating
	Corporation	Exxon	Financial		and
	Parent	Capital	Holdings	All Other	Eliminating
	Guarantor	Corporation	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of cash flows for six months ended June 30, 2006
Cash provided by/(used in) operating activities	$1,686	$34	$54	$25,297	$(1,144)	$25,927
Cash flows from investing activities
Additions to property, plant and equipment	(755)	-	-	(6,831)	-	(7,586)
Sales of long-term assets	96	-	-	1,354	-	1,450
Net intercompany investing	12,576	(48)	(55)	(12,594)	121	-
All other investing, net	-	-	-	(640)	-	(640)
Net cash provided by/(used in) investing activities	11,917	(48)	(55)	(18,711)	121	(6,776)
Cash flows from financing activities
Additions to long-term debt	-	-	-	72	-	72
Reductions in long-term debt	-	-	-	(27)	-	(27)
Additions/(reductions) in short-term debt - net	(122)	-	-	228	-	106
Cash dividends	(3,883)	-	-	(1,144)	1,144	(3,883)
Net ExxonMobil shares sold/(acquired)	(12,394)	-	-	-	-	(12,394)
Net intercompany financing activity	-	14	1	106	(121)	-
All other financing, net	128	-	-	(377)	-	(249)
Net cash provided by/(used in) financing activities	(16,271)	14	1	(1,142)	1,023	(16,375)
Effects of exchange rate changes on cash	-	-	-	666	-	666
Increase/(decrease) in cash and cash equivalents	$(2,668)	$-	$-	$6,110	$-	$3,442

Condensed consolidated statement of cash flows for six months ended June 30, 2005
Cash provided by/(used in) operating activities	$768	$24	$16	$21,798	$(625)	$21,981
Cash flows from investing activities
Additions to property, plant and equipment	(645)	-	-	(5,803)	-	(6,448)
Sales of long-term assets	62	-	-	3,764	-	3,826
Net intercompany investing	9,854	47	4	(9,841)	(64)	-
All other investing, net	-	-	-	(592)	-	(592)
Net cash provided by/(used in) investing activities	9,271	47	4	(12,472)	(64)	(3,214)
Cash flows from financing activities
Additions to long-term debt	-	-	-	1	-	1
Reductions in long-term debt	-	-	-	(11)	-	(11)
Additions/(reductions) in short-term debt - net	23	-	-	(290)	-	(267)
Cash dividends	(3,568)	-	-	(625)	625	(3,568)
Net ExxonMobil shares sold/(acquired)	(6,696)	-	-	-	-	(6,696)
Net intercompany financing activity	-	(75)	(20)	31	64	-
All other financing, net	-	-	-	(331)	-	(331)
Net cash provided by/(used in) financing activities	(10,241)	(75)	(20)	(1,225)	689	(10,872)
Effects of exchange rate changes on cash	-	-	-	(778)	-	(778)
Increase/(decrease) in cash and cash equivalents	$(202)	$(4)	$-	$7,323	$-	$7,117

EXXON MOBIL CORPORATION

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(millions of dollars)
Net Income (U.S. GAAP)
Upstream
United States	$1,644	$1,389	$2,924	$2,742
Non-U.S.	5,490	3,519	10,593	7,220
Downstream
United States	1,354	999	2,033	1,644
Non-U.S.	1,131	1,022	1,723	1,830
Chemical
United States	189	343	518	835
Non-U.S.	651	471	1,271	1,411
Corporate and financing	(99)	(103)	(302)	(182)
Net Income (U.S. GAAP)	$10,360	$7,640	$18,760	$15,500

Net income per common share (dollars)	$1.74	$1.21	$3.12	$2.44
Net income per common share
- assuming dilution (dollars)	$1.72	$1.20	$3.09	$2.42

Special items included in net income
U.S. Downstream
Allapattah lawsuit provision	$0	$(200)	$0	$(200)
Non-U.S. Downstream
Sale of Sinopec shares	$0	$0	$0	$310
Non-U.S. Chemical
Sale of Sinopec shares	$0	$0	$0	$150

REVIEW OF SECOND QUARTER AND FIRST SIX MONTHS 2006 RESULTS

Exxon Mobil Corporation reported record second quarter 2006 net income of $10,360 million, an increase of $2,720 million (36 percent) from the second quarter of 2005.  Higher crude oil and natural gas realizations and improved refining margins were partly offset by lower marketing margins.  Earnings per share of $1.72 increased 43 percent, reflecting strong earnings and the reduction in the number of shares outstanding.

_____________________________________________

First half net income, a record of $18,760 million, increased by 21 percent versus first half 2005 reflecting ExxonMobil's strong execution across all business segments.  Earnings per share of $3.09 increased by 28 percent due to strong earnings and the reduction in the number of shares outstanding.  First half 2005 included a $460 million positive impact from the sale of the Corporation's interest in Sinopec and a $200 million special charge for Allapattah.

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(millions of dollars)
Upstream earnings
United States	$1,644	$1,389	$2,924	$2,742
Non-U.S.	5,490	3,519	10,593	7,220
Total	$7,134	$4,908	$13,517	$9,962

Upstream earnings were $7,134 million, up $2,226 million from the second quarter of 2005 primarily reflecting higher crude oil and natural gas realizations.  On an oil-equivalent basis, production increased by 6 percent from the second quarter of 2005.  Excluding the impact of divestments and entitlements, production increased 9 percent.

Liquids production of 2,701 kbd (thousands of barrels per day) was 233 kbd higher.  Higher production from projects in West Africa and increased volumes in Abu Dhabi were partly offset by mature field decline, entitlement effects and divestment impacts.  Excluding entitlement and divestment effects, liquids production increased by 14 percent.

Second quarter natural gas production was 8,769 mcfd (millions of cubic feet per day) compared with 8,709 mcfd last year.  Higher volumes from projects in Qatar were partly offset by the impact of mature field decline and planned maintenance activity.

Earnings from U.S. Upstream operations were $1,644 million, $255 million higher than the second quarter of 2005.  Non-U.S. Upstream earnings were $5,490 million, up $1,971 million from 2005.

_____________________________________________

Upstream earnings for the first six months of 2006 were $13,517 million, an increase of $3,555 million from 2005, primarily reflecting higher liquids and natural gas realizations.  On an oil-equivalent basis, production increased 6 percent from last year.  Excluding divestment and entitlement effects, production increased by 8 percent.

Liquids production of 2,700 kbd increased by 194 kbd from 2005.  Higher production from projects in West Africa and increased volumes in Abu Dhabi were partly offset by mature field decline, entitlement effects and divestment impacts.  Excluding entitlement effects and divestments, liquids production increased 12 percent.

Natural gas production of 9,967 mcfd increased 226 mcfd from 2005.  Higher volumes from projects in Qatar were partly offset by mature field decline and planned maintenance activity.

Earnings from U.S. Upstream operations for 2006 were $2,924 million, an increase of $182 million.  Earnings outside the U.S. were $10,593 million, $3,373 million higher than 2005.

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(millions of dollars)
Downstream earnings
United States	$1,354	$999	$2,033	$1,644
Non-U.S.	1,131	1,022	1,723	1,830
Total	$2,485	$2,021	$3,756	$3,474
Special items included in net income
U.S. Downstream
Allapattah lawsuit provision	$0	$(200)	$0	$(200)
Non-U.S. Downstream
Sale of Sinopec shares	$0	$0	$0	$310

Downstream earnings of $2,485 million increased $464 million from the second quarter 2005.  The improved results reflect stronger worldwide refining margins, which were partly offset by weaker marketing margins and lower refining throughput.  Second quarter 2005 included a $200 million charge for the Allapattah lawsuit provision.

Petroleum product sales were 7,060 kbd, 450 kbd lower than last year's second quarter, primarily due to lower refining throughput associated with planned maintenance and divestments.

U.S. Downstream earnings were $1,354 million, up $355 million.  Non-U.S. Downstream earnings of $1,131 million were $109 million higher than in the second quarter of 2005.

_____________________________________________

Downstream earnings for the first six months of 2006 of $3,756 million increased $282 million from 2005 reflecting stronger worldwide refining margins, partly offset by weaker marketing margins and lower refining throughput.  First half 2005 earnings also included a $200 million charge for Allapattah and a $310 million positive impact for Sinopec.

Petroleum product sales of 7,118 kbd decreased from 7,502 kbd in 2005, primarily due to lower refining throughput and divestments.

U.S. Downstream earnings were $2,033 million, up $389 million.  Non-U.S. Downstream earnings were $1,723 million, an increase of $203 million after the absence of the Sinopec gain in 2005.

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(millions of dollars)
Chemical earnings
United States	$189	$343	$518	$835
Non-U.S.	651	471	1,271	1,411
Total	$840	$814	$1,789	$2,246
Special items included in net income
Non-U.S. Chemical
Sale of Sinopec shares	$0	$0	$0	$150

Chemical earnings were $840 million, up $26 million from the second quarter 2005.  Prime product sales of 6,855 kt (thousands of metric tons) were up 263 kt from last year's second quarter due to stronger commodity sales.

_____________________________________________

Chemical earnings for the first six months of 2006 were $1,789 million, down $457 million from 2005 reflecting weaker margins and the absence of the $150 million gain for Sinopec, partly offset by higher volumes.  Prime product sales were 13,771 kt, up 241 kt from 2005.

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(millions of dollars)
All other segments earnings
Corporate and financing	$(99)	$(103)	$(302)	$(182)

Corporate and financing expenses were $99 million, versus $103 million in second quarter 2005.

_____________________________________________

Corporate and financing expenses for the first six months of $302 million increased by $120 million mainly due to tax items.

LIQUIDITY AND CAPITAL RESOURCES

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			$25,927	$21,981
Investing activities			(6,776)	(3,214)
Financing activities			(16,375)	(10,872)
Effect of exchange rate changes			666	(778)
Increase/(decrease) in cash and cash equivalents			$3,442	$7,117

Cash and cash equivalents			$32,113	$25,648
Cash and cash equivalents - restricted (note 4)			4,604	4,604
Total cash and cash equivalents (at end of period)			$36,717	$30,252

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	$11,296	$9,013	$25,927	$21,981
Sales of subsidiaries, investments and property,
plant and equipment	1,056	2,029	1,450	3,826
Cash flow from operations and asset sales	$12,352	$11,042	$27,377	$25,807

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider asset sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities.

Total cash and cash equivalents, including the $4.6 billion of restricted cash, was $36.7 billion at the end of the second quarter of 2006.

Cash provided by operating activities totaled $25,927 million for the first six months of 2006 and increased $3,946 million from 2005.  Major sources of funds were net income of $18,360 million and non-cash provisions of $5,404 million for depreciation and depletion.  For additional details, see the Condensed Consolidated Statement of Cash Flows on page 5.

Investing activities for the first six months of 2006 used net cash of $6,776 million compared to $3,214 million in the prior year. Spending for additions to property, plant and equipment increased $1,138 million to $7,586 million.  Proceeds from asset divestments were $2,376 million lower in 2006 reflecting the absence of the $1.4 billion of proceeds from the sale of the Corporation's interest in Sinopec in 2005.

Cash flow from operations and asset sales in the first six months of 2006 of $27.4 billion, including asset sales of $1.5 billion, increased from 2005 as higher cash from operating activities more than offset the lower proceeds from asset sales.  Cash flow from operations and asset sales in the second quarter of 2006 was $12.4 billion, including asset sales of $1.1 billion.

Net cash used in financing activities of $16,375 million in the first six months of 2006 compared to $10,872 million in the 2005 period reflecting a higher level of purchases of shares of ExxonMobil stock.

During the second quarter of 2006, Exxon Mobil Corporation purchased 111 million shares of its common stock for the treasury at a gross cost of $6.8 billion.  These purchases included $6.0 billion to reduce the number of shares outstanding and the balance to offset shares issued in conjunction with the company benefits plans and programs.  Shares outstanding were reduced from 6,050 million at the end of the first quarter to 5,945 million at the end of the second quarter.  As a consequence of the continued strengthening of our financial position, share purchases to reduce shares outstanding will be increased to $7.0 billion in the third quarter.

Gross share purchases in the first half of 2006 were $12.8 billion, which reduced shares outstanding by 3.1 percent.  Shares outstanding have been reduced by over one billion shares since the ExxonMobil merger in 1999.  Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed a total of $7.9 billion to shareholders in the second quarter of 2006 through dividends and share purchases to reduce shares outstanding, an increase of 48 percent or $2.6 billion versus 2005.  For the first half of 2006, distributions to shareholders totaled $14.9 billion, an increase of $5.3 billion versus 2005.

Total debt of $8.4 billion at June 30, 2006 compared to $8.0 billion at year-end 2005.  The Corporation's debt to total capital ratio was 6.5 percent at the end of the second quarter of 2006, the same as at year-end 2005.

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

TAXES

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(millions of dollars)
Taxes
Income taxes	$7,844	$5,119	$14,903	$10,162
Excise taxes	8,211	7,515	15,875	14,753
All other taxes and duties	11,033	11,212	20,780	22,156
Total	$27,088	$23,846	$51,558	$47,071

Effective income tax rate	44.2%	41.4%	45.7%	41.3%

Income, excise and all other taxes for the second quarter of 2006 of $27,088 million were up $3,242 million compared to 2005.  In the second quarter of 2006 income tax expense was $7,844 million and the effective income tax rate was 44.2 percent, compared to $5,119 million and 41.4 percent, respectively, in the prior year period.  The total of excise and all other taxes and duties was higher as the effects of higher prices were only partly offset by the tax impact of net of reporting purchases and sales of inventory with the same counterparty.

_____________________________________________

Income, excise and all other taxes for the first six months of 2006 of $51,558 million were up $4,487 million compared to 2005.  In the first six months of 2006 income tax expense was $14,903 million and the effective income tax rate was 45.7 percent, compared to $10,162 million and 41.3 percent, respectively, in the prior year period.  The total of excise and all other taxes and duties were similar as effects of higher prices were offset by the tax impact of net reporting of purchases and sales of inventory with the same counterparty.

CAPITAL AND EXPLORATION EXPENDITURES

	Second Quarter		First Six Months
	2006	2005	2006	2005
	(millions of dollars)
Capital and exploration expenditures
Upstream (including exploration expenses)	$3,932	$3,678	$8,019	$6,490
Downstream	742	649	1,323	1,101
Chemical	186	175	330	323
Other	41	35	53	40
Total	$4,901	$4,537	$9,725	$7,954

ExxonMobil continued its active investment program in the second quarter, spending $4.9 billion on capital and exploration projects, an increase of 8 percent versus 2005.   In the second quarter of 2006, the results of the Company's continuing long-term investment program yielded an additional 243 thousand oil-equivalent barrels per day of production, a 6 percent increase over the second quarter of 2005.

_____________________________________________

Capital and exploration expenditures in the first six months of 2006 were $9.7 billion, an increase of $1.8 billion versus 2005.

As a result of additional Upstream opportunities, the Corporation expects the level of capital and exploration spending to be about $20 billion in 2006, an increase of $1 billion from the forecast discussed in the first quarter and compared to $18 billion in 2005.

RECENTLY ISSUED ACCOUNTING STANDARD

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes".  FIN 48 is an interpretation of FASB Statement No. 109 "Accounting for Income Taxes" and must be adopted by the Corporation no later than January 1, 2007.  FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements uncertain tax positions that the company has taken or expects to take in its tax returns.  The Corporation is evaluating the impact of adopting FIN 48.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the six months ended June 30, 2006, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2005.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation's chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation's disclosure controls and procedures as of June 30, 2006.  Based on that evaluation, these officers have concluded that the Corporation's disclosure controls and procedures are effective in ensuring that material information required to be in this quarterly report is made known to them on a timely basis.  There were no changes during the Corporation's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The State of New York Attorney General (AG) sued Mobil Oil Corporation and a number of other parties in New York state court, Albany County, under the New York State Navigation Law, alleging that petroleum was discharged at a former Mobil-branded service station located in Hopewell Junction (Dutchess County), New York.  The AG alleges that the discharge has impacted soil and groundwater in the vicinity of the service station.  Although the AG filed the complaint in 1998, no specific penalty demand was made against Mobil at that time.  In early 2006, the AG asserted for the first time during settlement negotiations a demand to ExxonMobil for a penalty of $120,000.  Negotiations continue between ExxonMobil and the AG.

The State of New York Attorney General (AG) sued a number of parties, including ExxonMobil, in New York state court, Albany County, seeking penalties relating to an alleged discharge of petroleum at a Mobil-branded service station in Uniondale, New York.  The suit (captioned "State of New York v. United Gas Corp. et al.") alleges that the discharge has impacted soil and groundwater in the vicinity of the service station.  Although the AG filed the complaint under the New York State Navigation Law against ExxonMobil and the other parties in September 2004, no specific penalty demand was made against Mobil at that time.  In early 2006, it became evident in discussions between ExxonMobil and the AG that the AG likely will seek a civil penalty against ExxonMobil for an amount above $100,000.

The State of Maryland Department of the Environment (MDE) has filed a complaint seeking injunctive relief, penalties and damages against ExxonMobil with respect to an alleged release of petroleum from an underground storage tank at a dealer-operated, Exxon-branded service station in Jacksonville, Maryland.  The MDE filed its complaint on May 15, 2006 seeking a civil penalty of in excess of $100,000 and unspecified damages.  The case is captioned "State of Maryland, Department of the Environment v. Exxon Mobil Corporation" and was filed in the Circuit Court for Baltimore County, State of Maryland.

On May 11, 2006, the Pennsylvania Department of Environmental Protection (PDEP) issued a proposed Consent Assessment of Civil Penalty to Mobil Pipe Line Company pursuant to the Pennsylvania Clean Streams Law to resolve its allegations that Mobil discharged gasoline into the soil and groundwater in South Whitehall Township, Pennsylvania.  The release allegedly occurred from a pipeline and also caused a fire beginning on February 1, 2005 and continuing until February 4, 2005.  The proposed Consent Assessment of Civil Penalty provides for payment of $122,000 as a combined civil penalty and cost reimbursement amount.  Negotiation of the terms of the Consent Assessment of Civil Penalty and the payment amount are ongoing.

As previously reported, The New York State Department of Environmental Conservation (NYSDEC) issued a Notice of Hearing and Complaint on March 24, 2004 alleging that ExxonMobil Oil Corporation in whole or in part is responsible for a discharge of 17 million gallons of petroleum prior to 1978 in connection with past operations at its Brooklyn terminal. The NYSDEC also alleges that the Brooklyn terminal had numerous spills after 1978, in violation of New York navigational law.  In May 2006, the NYSDEC requested a penalty of $3 million, an environmental benefits project worth $7 million, a $2 million payment for a natural resource damages assessment, and a $1 million payment for oversight costs.  In late May, the NYSDEC notified ExxonMobil that it was discontinuing negotiations with ExxonMobil.  On June 19, 2006, the NYSDEC referred the matter to the New York State Attorney General (AG).  The AG has made no decision on whether to file suit and will meet with ExxonMobil before making that decision.  The Corporation has been conducting investigations and remediation activities in accordance with two NYSDEC consent orders since 1990.

Refer to the relevant portions of note 4 on pages 9 and 10 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchase of equity securities for quarter ended June 30, 2006

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

April, 2006	29,388,737	$62.71	29,388,737

May, 2006	40,834,949	$62.11	40,834,949

June, 2006	41,221,239	$59.27	41,221,239

Total	111,444,925	$61.22	111,444,925	(See Note 1)

Note 1 -- On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding.  The announcement did not specify an amount or expiration date.  The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases.  In its most recent earnings release dated July 27, 2006, the Corporation stated its intention to increase share purchases to $7.0 billion to reduce shares outstanding in the third quarter of 2006.  Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders on May 31, 2006, the following proposals were voted upon.  Percentages are based on the total of the shares voted For and Against.

Concerning Election of Directors

	Votes		Votes
Nominees	Cast For		Withheld
Michael J. Boskin	4,805,851,594	94.5%	279,037,697
William W. George	4,955,443,300	97.5%	129,445,991
James R. Houghton	4,053,173,121	79.7%	1,031,716,170
William R. Howell	4,031,846,797	79.3%	1,053,042,494
Reatha Clark King	4,056,049,319	79.8%	1,028,839,972
Philip E. Lippincott	4,885,524,586	96.1%	199,364,705
Henry A. McKinnell, Jr.	4,793,661,667	94.3%	291,227,624
Marilyn Carlson Nelson	4,922,580,912	96.8%	162,308,379
Samuel J. Palmisano	4,925,478,824	96.9%	159,410,467
Walter V. Shipley	4,170,545,769	82.0%	914,343,522
J. Stephen Simon	4,927,167,788	96.9%	157,721,503
Rex W. Tillerson	4,922,144,565	96.8%	162,744,726

Concerning Ratification of Independent Auditors
Votes Cast For:	4,927,953,654	97.9%
Votes Cast Against:	103,473,850	2.1%
Abstentions:	53,461,787
Broker Non-Votes:	0

Concerning Cumulative Voting
Votes Cast For:	1,328,801,926	34.0%
Votes Cast Against:	2,581,637,220	66.0%
Abstentions:	158,126,241
Broker Non-Votes:	1,016,323,904

Concerning Majority Vote
Votes Cast For:	2,073,130,957	52.2%
Votes Cast Against:	1,897,793,240	47.8%
Abstentions:	97,641,190
Broker Non-Votes:	1,016,323,904

Concerning Industry Experience
Votes Cast For:	250,750,995	6.3%
Votes Cast Against:	3,723,626,758	93.7%
Abstentions:	94,187,634
Broker Non-Votes:	1,016,323,904

Concerning Director Qualifications
Votes Cast For:	273,577,214	6.9%
Votes Cast Against:	3,698,462,712	93.1%
Abstentions:	96,525,461
Broker Non-Votes:	1,016,323,904

Concerning Director Compensation
Votes Cast For:	300,088,180	7.6%
Votes Cast Against:	3,659,471,878	92.4%
Abstentions:	109,005,329
Broker Non-Votes:	1,016,323,904

Concerning Board Chairman and CEO
Votes Cast For:	1,339,408,466	34.3%
Votes Cast Against:	2,561,198,795	65.7%
Abstentions:	167,958,126
Broker Non-Votes:	1,016,323,904

Concerning Executive Compensation Report
Votes Cast For:	507,745,843	12.8%
Votes Cast Against:	3,453,396,050	87.2%
Abstentions:	107,423,494
Broker Non-Votes:	1,016,323,904

Concerning Executive Compensation Criteria
Votes Cast For:	354,143,264	9.1%
Votes Cast Against:	3,551,276,218	90.9%
Abstentions:	163,145,905
Broker Non-Votes:	1,016,323,904

Concerning Political Contributions Report
Votes Cast For:	420,303,736	11.5%
Votes Cast Against:	3,244,415,564	88.5%
Abstentions:	403,846,087
Broker Non-Votes:	1,016,323,904

Concerning Corporate Sponsorships Report
Votes Cast For:	304,085,684	8.3%
Votes Cast Against:	3,378,400,194	91.7%
Abstentions:	386,079,509
Broker Non-Votes:	1,016,323,904

Concerning Amendment of EEO Policy
Votes Cast For:	1,320,000,373	34.6%
Votes Cast Against:	2,498,061,196	65.4%
Abstentions:	250,503,818
Broker Non-Votes:	1,016,323,904

Concerning Biodiversity Impact Report
Votes Cast For:	308,658,243	8.5%
Votes Cast Against:	3,321,334,478	91.5%
Abstentions:	438,572,666
Broker Non-Votes:	1,016,323,904

Concerning Community Environmental Impact
Votes Cast For:	368,695,329	10.0%
Votes Cast Against:	3,302,763,927	90.0%
Abstentions:	397,106,131
Broker Non-Votes:	1,016,323,904

For additional information, see the registrant's definitive proxy statement dated April 12, 2006 -- from page 6, beginning with "Item 1 - Election of Directors", through page 9; and -- from page 32, beginning with "Item 2 - Ratification of Independent Auditors", through page 55.

Item 6.  Exhibits

Exhibit

Description

3(i)

Restated Certificate of Incorporation, as restated November 30, 1999 and as further amended effective June 20, 2001.

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

EXXON MOBIL CORPORATION

Date: August 4, 2006

By:   /s/  Patrick T. Mulva

        Name:  Patrick T. Mulva

        Title:     Vice President, Controller and

                      Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit

Description

3(i)

Restated Certificate of Incorporation, as restated November 30, 1999 and as further amended effective June 20, 2001.

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