Form 10-Q
period 2006-09-30
EXXON MOBIL CORP
filed 2006-11-08
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                                                                    Outstanding as of September 30, 2006

Common stock, without par value                                                              5,832,488,445

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

TABLE OF CONTENTS

Page

Number

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Statement of Income

3

Three months and nine months ended September 30, 2006 and 2005

Condensed Consolidated Balance Sheet

4

As of September 30, 2006 and December 31, 2005

Condensed Consolidated Statement of Cash Flows

5

Nine months ended September 30, 2006 and 2005

Notes to Condensed Consolidated Financial Statements

6-18

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

19-25

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

26

Item 4.

Controls and Procedures

26

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

26

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

27

Item 6.

Exhibits

27

Signature

28

Index to Exhibits

29

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES AND OTHER INCOME
Sales and other operating revenue (1) (2)	$96,268	$96,731	$278,609	$262,828
Income from equity affiliates	1,778	3,080	5,265	5,957
Other income	1,547	906	3,733	2,551
Total revenues and other income	99,593	100,717	287,607	271,336

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases (2)	49,364	52,345	140,365	136,334
Production and manufacturing expenses	7,057	6,537	21,897	19,089
Selling, general and administrative expenses	3,412	3,765	10,435	10,724
Depreciation and depletion	2,730	2,513	8,134	7,582
Exploration expenses, including dry holes	352	248	810	635
Interest expense	281	73	553	373
Excise taxes (1)	7,764	8,160	23,639	22,913
Other taxes and duties (2)	10,163	10,850	29,206	31,504
Income applicable to minority and preferred interests	292	174	727	468
Total costs and other deductions	81,415	84,665	235,766	229,622

INCOME BEFORE INCOME TAXES	18,178	16,052	51,841	41,714
Income taxes	7,688	6,132	22,591	16,294
NET INCOME	$10,490	$9,920	$29,250	$25,420

NET INCOME PER COMMON SHARE (dollars)	$1.79	$1.60	$4.91	$4.04

NET INCOME PER COMMON SHARE
- ASSUMING DILUTION (dollars)	$1.77	$1.58	$4.86	$4.00

DIVIDENDS PER COMMON SHARE (dollars)	$0.32	$0.29	$0.96	$0.85

(1) Excise taxes included in sales and other
operating revenue	$7,764	$8,160	$23,639	$22,913

(2) Amounts included in prior period sales and other operating revenue for purchases/sales contracts with the same
counterparty. Associated costs are included in crude oil
and product purchases and other taxes and duties.
See accounting change note 2 on page 6.	$0	$8,439	$0	$23,106

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)

	Sept. 30,	Dec. 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$32,734	$28,671
Cash and cash equivalents - restricted (note 4)	4,604	4,604
Notes and accounts receivable - net	28,390	27,484
Inventories
Crude oil, products and merchandise	10,858	7,852
Materials and supplies	1,670	1,469
Prepaid taxes and expenses	3,497	3,262
Total current assets	81,753	73,342
Property, plant and equipment - net	111,722	107,010
Investments and other assets	30,472	27,983

TOTAL ASSETS	$223,947	$208,335

LIABILITIES
Current liabilities
Notes and loans payable	$2,125	$1,771
Accounts payable and accrued liabilities	40,225	36,120
Income taxes payable	12,454	8,416
Total current liabilities	54,804	46,307
Long-term debt	6,464	6,220
Deferred income tax liabilities	21,018	20,878
Other long-term liabilities	25,068	23,744

TOTAL LIABILITIES	107,354	97,149

Commitments and contingencies (note 4)

SHAREHOLDERS' EQUITY
Common stock, without par value:
Authorized: 9,000 million shares
Issued: 8,019 million shares	4,665	4,477
Earnings reinvested	186,810	163,335
Accumulated other nonowner changes in equity
Cumulative foreign exchange translation adjustment	2,912	979
Minimum pension liability adjustment	(2,364)	(2,258)
Common stock held in treasury:
2,187 million shares at September 30, 2006	(75,430)
1,886 million shares at December 31, 2005		(55,347)

TOTAL SHAREHOLDERS' EQUITY	116,593	111,186

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$223,947	$208,335

The number of shares of common stock issued and outstanding at September 30, 2006 and

December 31, 2005 were 5,832,488,445 and 6,132,998,174, respectively.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,250	$25,420
Depreciation and depletion	8,134	7,582
Changes in operational working capital, excluding cash and debt	3,836	6,226
All other items - net	(796)	(1,480)

Net cash provided by operating activities	40,424	37,748

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(11,301)	(9,940)
Sales of subsidiaries, investments, and property, plant and equipment	2,328	4,580
Other investing activities - net	(1,791)	(2,019)

Net cash used in investing activities	(10,764)	(7,379)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	123	61
Reductions in long-term debt	(31)	(83)
Additions/(reductions) in short-term debt - net	245	(993)
Cash dividends to ExxonMobil shareholders	(5,775)	(5,390)
Cash dividends to minority interests	(207)	(229)
Changes in minority interests and sales/(purchases)
of affiliate stock	(380)	(351)
Taxes from employee stock-based awards	270	0
Net ExxonMobil shares acquired	(20,379)	(11,985)

Net cash used in financing activities	(26,134)	(18,970)

Effects of exchange rate changes on cash	537	(690)

Increase/(decrease) in cash and cash equivalents	4,063	10,709
Cash and cash equivalents at beginning of period	28,671	18,531
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,734	$29,240

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$18,637	$15,104
Cash interest paid	$1,099	$361

EXXON MOBIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of Financial Statement Preparation

These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Corporation's 2005 Annual Report on Form 10-K.  In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein.  All such adjustments are of a normal recurring nature.  The Corporation's exploration and production activities are accounted for under the "successful efforts" method.  A reclassification to the prior period balance sheet to combine the amounts for "Benefit plan related balances" and "Common stock" per the adoption of FAS 123R has been made to conform to the current presentation.

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

3.

Accounting Change for Share-based Payments

Effective January 1, 2006, the Corporation adopted the Financial Accounting Standards Board's revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-based Payment.” FAS 123R requires compensation costs related to share-based payments to be recognized in the income statement over the requisite service period. The amount of the compensation cost is to be measured based on the grant-date fair value of the instrument issued. FAS 123R is effective for awards granted or modified after the date of adoption and for awards granted prior to that date that have not vested. In 2003, the Corporation adopted a policy of expensing all share-based payments that is consistent with the provisions of FAS 123R, and all prior years' outstanding stock option awards have vested. FAS 123R does not materially change the Corporation’s existing accounting practices or the amount of share-based compensation recognized in earnings.

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

Restricted stock and restricted units

The following table summarizes information about restricted stock and restricted stock units, including those shares from former Mobil plans, for the nine months ended September 30, 2006.

		Weighted
		Average
		Grant-Date
		Fair Value
Restricted stock/units:	Shares	per Share
	(thousands)
Issued and outstanding at December 31, 2005	29,530	$41.52
2005 award issued in 2006	11,064	$58.43
Vested	(56)	$44.17
Forfeited	(158)	$46.33
Issued and outstanding at September 30, 2006	40,380	$46.13

As of September 30, 2006, there was $952 million of unrecognized compensation cost related to the nonvested restricted awards.  This cost is expected to be recognized over a weighted-average period of 4.3 years.  The compensation cost charged against income for the restricted stock and restricted units was $112 million and $80 million for the three months ended September 30, 2006, and 2005, respectively.  The income tax benefit recognized in income related to this compensation expense was $15 million and $14 million for the same periods, respectively.  The compensation cost charged against income for the restricted stock and restricted units was $407 million and $311 million for the nine months ended September 30, 2006, and 2005, respectively.  The income tax benefit recognized in income related to this compensation expense was $56 million in each of the respective periods.

Stock options

The following table summarizes information about stock options, including those shares from former Mobil plans, for the nine months ended September 30, 2006.

			Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual
Stock options:	Shares	per Share	Term
	(thousands)
Outstanding at December 31, 2005	147,774	$37.11
Exercised	(26,807)	$31.09
Forfeited	(242)	$39.43
Outstanding at September 30, 2006	120,725	$38.44	3.5	years

Exercisable at September 30, 2006	120,725	$38.44	3.5	years

No compensation expense was recognized for stock options in the nine months ended September 30, 2006, and 2005, as all remaining outstanding stock options were granted prior to 2002 and are fully vested. No income tax benefit was recognized in income during the quarter related to stock options.  Cash received from stock option exercises for the nine months ended September 30, 2006, was $829 million.  The cash tax benefit realized for the options exercised in the nine months ended September 30, 2006, was $270 million.  The aggregate intrinsic value of stock options exercised in the nine months ended September 30, 2006, was $879 million and for the balance of outstanding stock options was $3,460 million.

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

Tax issues for 1989 to 1993 remain pending before the U.S. Tax Court. The ultimate resolution of these issues is not expected to have a materially adverse effect upon the Corporation’s operations or financial condition.

Other Contingencies

As of September 30, 2006
	Equity	Other
	Company	Third Party
	Obligations	Obligations	Total
(millions of dollars)
Total guarantees	$3,411	$418	$3,829

The Corporation and certain of its consolidated subsidiaries were contingently liable at

September 30, 2006, for $3,829 million, primarily relating to ExxonMobil's guarantees of obligations of equity companies for notes, loans and other liabilities.

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation's outstanding unconditional purchase obligations at September 30, 2006, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

5.

Nonowner Changes in Shareholders' Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(millions of dollars)

Net income	$10,490	$9,920	$29,250	$25,420
Changes in other nonowner changes in equity
Foreign exchange translation adjustment	43	203	1,933	(2,147)
Minimum pension liability adjustment	(8)	152	(106)	152
Reclassification adjustment for gain on sale of
stock investment included in net income	0	0	0	(428)
Total nonowner changes in shareholders' equity	$10,525	$10,275	$31,077	$22,997

6.

Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

NET INCOME PER COMMON SHARE
Net income (millions of dollars)	$10,490	$9,920	$29,250	$25,420

Weighted average number of common shares
outstanding (millions of shares)	5,861	6,241	5,967	6,304

Net income per common share (dollars)	$1.79	$1.60	$4.91	$4.04

NET INCOME PER COMMON SHARE
- ASSUMING DILUTION
Net income (millions of dollars)	$10,490	$9,920	$29,250	$25,420

Weighted average number of common shares
outstanding (millions of shares)	5,861	6,241	5,967	6,304
Effect of employee stock-based awards	61	62	55	57
Weighted average number of common shares
outstanding - assuming dilution	5,922	6,303	6,022	6,361

Net income per common share
- assuming dilution (dollars)	$1.77	$1.58	$4.86	$4.00

7.

Annuity Benefits and Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(millions of dollars)
Annuity Benefits - U.S.
Components of net benefit cost
Service cost	$85	$81	$253	$254
Interest cost	159	150	476	469
Expected return on plan assets	(157)	(154)	(469)	(484)
Amortization of actuarial loss/(gain)
and prior service cost	69	67	205	209
Net pension enhancement and
curtailment/settlement expense	39	30	118	94
Net benefit cost	$195	$174	$583	$542

Annuity Benefits - Non-U.S.
Components of net benefit cost
Service cost	$109	$89	$319	$284
Interest cost	225	193	661	619
Expected return on plan assets	(247)	(175)	(729)	(589)
Amortization of actuarial loss/(gain)
and prior service cost	131	101	384	314
Net pension enhancement and
curtailment/settlement expense	10	1	12	2
Net benefit cost	$228	$209	$647	$630

Other Postretirement Benefits
Components of net benefit cost
Service cost	$19	$18	$56	$52
Interest cost	79	77	231	227
Expected return on plan assets	(10)	(10)	(30)	(29)
Amortization of actuarial loss/(gain)
and prior service cost	57	51	163	151
Net benefit cost	$145	$136	$420	$401

8.

Disclosures about Segments and Related Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	$1,192	$1,671	$4,116	$4,413
Non-U.S.	5,301	5,678	15,894	12,898
Downstream
United States	1,272	1,109	3,305	2,753
Non-U.S.	1,466	1,019	3,189	2,849
Chemical
United States	458	70	976	905
Non-U.S.	893	402	2,164	1,813
All other	(92)	(29)	(394)	(211)
Corporate total	$10,490	$9,920	$29,250	$25,420

SALES AND OTHER OPERATING REVENUE (1) (2)
Upstream
United States	$1,514	$1,470	$4,691	$4,713
Non-U.S.	6,059	6,585	21,860	17,066
Downstream
United States	25,068	26,026	71,852	67,768
Non-U.S.	54,602	54,966	154,583	149,910
Chemical
United States	3,565	2,853	10,050	8,946
Non-U.S.	5,454	4,814	15,559	14,402
All other	6	17	14	23
Corporate total	$96,268	$96,731	$278,609	$262,828

(1) Includes excise taxes
(2) Prior year period includes amounts in sales and
other operating revenue for purchases/sales
contracts with the same counterparty. See
accounting change note 2 on page 6.

INTERSEGMENT REVENUE
Upstream
United States	$1,675	$1,922	$5,614	$5,396
Non-U.S.	11,588	8,782	30,812	21,832
Downstream
United States	3,619	2,732	9,695	7,230
Non-U.S.	12,955	12,067	36,287	30,578
Chemical
United States	2,067	1,920	5,990	4,997
Non-U.S.	1,874	1,680	5,272	4,372
All other	65	81	197	225

9.

Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the 6.125% notes due 2008 ($160 million of long-term debt at September 30, 2006) of Exxon Capital Corporation and the deferred interest debentures due 2012 ($1,511 million long-term) and the debt securities due 2006-2011 ($65 million long-term and $10 million short-term) of SeaRiver Maritime Financial Holdings, Inc.  Exxon Capital Corporation and SeaRiver Maritime Financial Holdings, Inc. are 100 percent owned subsidiaries of Exxon Mobil Corporation.

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

			SeaRiver
	Exxon Mobil		Maritime		Consolidating
	Corporation	Exxon	Financial		and
	Parent	Capital	Holdings	All Other	Eliminating
	Guarantor	Corporation	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for three months ended September 30, 2006
Revenues and other income
Sales and other operating revenue, including excise taxes	$4,286	$-	$-	$91,982	$-	$96,268
Income from equity affiliates	10,302	-	(5)	1,774	(10,293)	1,778
Other income	314	-	-	1,233	-	1,547
Intercompany revenue	10,558	19	26	89,082	(99,685)	-
Total revenues and other income	25,460	19	21	184,071	(109,978)	99,593
Costs and other deductions
Crude oil and product purchases	10,187	-	-	132,976	(93,799)	49,364
Production and manufacturing expenses	1,799	1	-	6,463	(1,206)	7,057
Selling, general and administrative expenses	584	-	-	2,987	(159)	3,412
Depreciation and depletion	374	1	-	2,355	-	2,730
Exploration expenses, including dry holes	60	-	-	292	-	352
Interest expense	1,327	5	46	3,434	(4,531)	281
Excise taxes	-	-	-	7,764	-	7,764
Other taxes and duties	10	-	-	10,153	-	10,163
Income applicable to minority and preferred interests	-	-	-	292	-	292
Total costs and other deductions	14,341	7	46	166,716	(99,695)	81,415
Income before income taxes	11,119	12	(25)	17,355	(10,283)	18,178
Income taxes	629	5	(7)	7,061	-	7,688
Net income	$10,490	$7	$(18)	$10,294	$(10,283)	$10,490

			SeaRiver
	Exxon Mobil		Maritime		Consolidating
	Corporation	Exxon	Financial		and
	Parent	Capital	Holdings	All Other	Eliminating
	Guarantor	Corporation	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for three months ended September 30, 2005
Revenues and other income
Sales and other operating revenue, including excise taxes	$3,465	$-	$-	$93,266	$-	$96,731
Income from equity affiliates	9,197	-	(9)	3,085	(9,193)	3,080
Other income	255	-	-	651	-	906
Intercompany revenue	9,632	14	14	76,063	(85,723)	-
Total revenues and other income	22,549	14	5	173,065	(94,916)	100,717
Costs and other deductions
Crude oil and product purchases	8,565	-	-	125,338	(81,558)	52,345
Production and manufacturing expenses	1,754	1	-	6,061	(1,279)	6,537
Selling, general and administrative expenses	578	-	-	3,327	(140)	3,765
Depreciation and depletion	344	1	-	2,168	-	2,513
Exploration expenses, including dry holes	38	-	-	210	-	248
Interest expense	707	4	40	2,089	(2,767)	73
Excise taxes	-	-	-	8,160	-	8,160
Other taxes and duties	7	-	-	10,843	-	10,850
Income applicable to minority and preferred interests	-	-	-	174	-	174
Total costs and other deductions	11,993	6	40	158,370	(85,744)	84,665
Income before income taxes	10,556	8	(35)	14,695	(9,172)	16,052
Income taxes	636	3	(9)	5,502	-	6,132
Net income	$9,920	$5	$(26)	$9,193	$(9,172)	$9,920

Condensed consolidated statement of income for nine months ended September 30, 2006

Revenues and other income
Sales and other operating revenue, including excise taxes	$12,436	$-	$-	$266,173	$-	$278,609
Income from equity affiliates	28,646	-	7	5,256	(28,644)	5,265
Other income	722	-	-	3,011	-	3,733
Intercompany revenue	30,374	52	69	251,293	(281,788)	-
Total revenues and other income	72,178	52	76	525,733	(310,432)	287,607
Costs and other deductions
Crude oil and product purchases	28,914	-	-	377,212	(265,761)	140,365
Production and manufacturing expenses	5,588	2	-	20,029	(3,722)	21,897
Selling, general and administrative expenses	1,939	-	-	8,946	(450)	10,435
Depreciation and depletion	1,027	3	-	7,104	-	8,134
Exploration expenses, including dry holes	215	-	-	595	-	810
Interest expense	3,403	13	137	8,871	(11,871)	553
Excise taxes	-	-	-	23,639	-	23,639
Other taxes and duties	26	-	-	29,180	-	29,206
Income applicable to minority and preferred interests	-	-	-	727	-	727
Total costs and other deductions	41,112	18	137	476,303	(281,804)	235,766
Income before income taxes	31,066	34	(61)	49,430	(28,628)	51,841
Income taxes	1,816	14	(24)	20,785	-	22,591
Net income	$29,250	$20	$(37)	$28,645	$(28,628)	$29,250

SeaRiver
Exxon Mobil		Maritime		Consolidating
Corporation	Exxon	Financial		and
Parent	Capital	Holdings	All Other	Eliminating
Guarantor	Corporation	Inc.	Subsidiaries	Adjustments	Consolidated
(millions of dollars)

Condensed consolidated statement of income for nine months ended September 30, 2005

Revenues and other income
Sales and other operating revenue, including excise taxes	$11,260	$-	$-	$251,568	$-	$262,828
Income from equity affiliates	23,272	-	(1)	5,957	(23,271)	5,957
Other income	564	-	-	1,987	-	2,551
Intercompany revenue	24,412	36	37	201,023	(225,508)	-
Total revenues and other income	59,508	36	36	460,535	(248,779)	271,336
Costs and other deductions
Crude oil and product purchases	22,696	-	-	327,907	(214,269)	136,334
Production and manufacturing expenses	5,031	2	-	17,969	(3,913)	19,089
Selling, general and administrative expenses	1,776	1	-	9,315	(368)	10,724
Depreciation and depletion	1,011	3	-	6,568	-	7,582
Exploration expenses, including dry holes	115	-	-	520	-	635
Interest expense	1,795	11	118	5,462	(7,013)	373
Excise taxes	-	-	-	22,913	-	22,913
Other taxes and duties	15	-	-	31,489	-	31,504
Income applicable to minority and preferred interests	-	-	-	468	-	468
Total costs and other deductions	32,439	17	118	422,611	(225,563)	229,622
Income before income taxes	27,069	19	(82)	37,924	(23,216)	41,714
Income taxes	1,649	7	(28)	14,666	-	16,294
Net income	$25,420	$12	$(54)	$23,258	$(23,216)	$25,420

			SeaRiver
	Exxon Mobil		Maritime		Consolidating
	Corporation	Exxon	Financial		and
	Parent	Capital	Holdings	All Other	Eliminating
	Guarantor	Corporation	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated balance sheet as of September 30, 2006
Cash and cash equivalents	$6,912	$-	$-	$25,822	$-	$32,734
Cash and cash equivalents - restricted	4,604	-	-	-	-	4,604
Notes and accounts receivable - net	2,175	-	-	26,215	-	28,390
Inventories	1,441	-	-	11,087	-	12,528
Prepaid taxes and expenses	1,352	-	14	2,131	-	3,497
Total current assets	16,484	-	14	65,255	-	81,753
Property, plant and equipment - net	16,876	89	-	94,757	-	111,722
Investments and other assets	193,258	-	426	403,150	(566,362)	30,472
Intercompany receivables	9,777	1,104	1,850	418,966	(431,697)	-
Total assets	$236,395	$1,193	$2,290	$982,128	$(998,059)	$223,947

Notes and loan payables	$305	$-	$10	$1,810	$-	$2,125
Accounts payable and accrued liabilities	3,014	1	1	37,209	-	40,225
Income taxes payable	0	14	-	12,440	-	12,454
Total current liabilities	3,319	15	11	51,459	-	54,804
Long-term debt	270	160	1,576	4,458	-	6,464
Deferred income tax liabilities	2,875	26	249	17,868	-	21,018
Other long-term liabilities	5,788	25	-	19,255	-	25,068
Intercompany payables	107,550	139	383	323,625	(431,697)	-
Total liabilities	119,802	365	2,219	416,665	(431,697)	107,354

Earnings reinvested	186,810	43	(398)	136,087	(135,732)	186,810
Other shareholders' equity	(70,217)	785	469	429,376	(430,630)	(70,217)
Total shareholders' equity	116,593	828	71	565,463	(566,362)	116,593
Total liabilities and shareholders' equity	$236,395	$1,193	$2,290	$982,128	$(998,059)	$223,947

Condensed consolidated balance sheet as of December 31, 2005
Cash and cash equivalents	$12,076	$-	$-	$16,595	$-	$28,671
Cash and cash equivalents - restricted	4,604	-	-	-	-	4,604
Notes and accounts receivable - net	2,183	-	-	25,301	-	27,484
Inventories	1,241	-	-	8,080	-	9,321
Prepaid taxes and expenses	117	-	-	3,145	-	3,262
Total current assets	20,221	-	-	53,121	-	73,342
Property, plant and equipment - net	15,537	92	-	91,381	-	107,010
Investments and other assets	164,290	-	449	409,233	(545,989)	27,983
Intercompany receivables	14,569	1,041	1,768	377,176	(394,554)	-
Total assets	$214,617	$1,133	$2,217	$930,911	$(940,543)	$208,335

Notes and loan payables	$446	$-	$10	$1,315	$-	$1,771
Accounts payable and accrued liabilities	3,137	3	1	32,979	-	36,120
Income taxes payable	553	1	2	7,860	-	8,416
Total current liabilities	4,136	4	13	42,154	-	46,307
Long-term debt	270	160	1,456	4,334	-	6,220
Deferred income tax liabilities	2,909	27	257	17,685	-	20,878
Other long-term liabilities	5,411	13	-	18,320	-	23,744
Intercompany payables	90,705	121	383	303,345	(394,554)	-
Total liabilities	103,431	325	2,109	385,838	(394,554)	97,149

Earnings reinvested	163,335	23	(361)	108,770	(108,432)	163,335
Other shareholders' equity	(52,149)	785	469	436,303	(437,557)	(52,149)
Total shareholders' equity	111,186	808	108	545,073	(545,989)	111,186
Total liabilities and shareholders' equity	$214,617	$1,133	$2,217	$930,911	$(940,543)	$208,335

			SeaRiver
	Exxon Mobil		Maritime		Consolidating
	Corporation	Exxon	Financial		and
	Parent	Capital	Holdings	All Other	Eliminating
	Guarantor	Corporation	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of cash flows for nine months ended September 30, 2006
Cash provided by/(used in) operating activities	$1,122	$44	$74	$40,512	$(1,328)	$40,424
Cash flows from investing activities
Additions to property, plant and equipment	(1,188)	-	-	(10,113)	-	(11,301)
Sales of long-term assets	226	-	-	2,102	-	2,328
Net intercompany investing	20,711	(63)	(75)	(20,736)	163	-
All other investing, net	-	-	-	(1,791)	-	(1,791)
Net cash provided by/(used in) investing activities	19,749	(63)	(75)	(30,538)	163	(10,764)
Cash flows from financing activities
Additions to long-term debt	-	-	-	123	-	123
Reductions in long-term debt	-	-	-	(31)	-	(31)
Additions/(reductions) in short-term debt - net	(151)	-	-	396	-	245
Cash dividends	(5,775)	-	-	(1,328)	1,328	(5,775)
Net ExxonMobil shares sold/(acquired)	(20,379)	-	-	-	-	(20,379)
Net intercompany financing activity	-	19	1	143	(163)	-
All other financing, net	270	-	-	(587)	-	(317)
Net cash provided by/(used in) financing activities	(26,035)	19	1	(1,284)	1,165	(26,134)
Effects of exchange rate changes on cash	-	-	-	537	-	537
Increase/(decrease) in cash and cash equivalents	$(5,164)	$-	$-	$9,227	$-	$4,063

Condensed consolidated statement of cash flows for nine months ended September 30, 2005
Cash provided by/(used in) operating activities	$2,940	$25	$74	$35,544	$(835)	$37,748
Cash flows from investing activities
Additions to property, plant and equipment	(999)	-	-	(8,941)	-	(9,940)
Sales of long-term assets	220	-	-	4,360	-	4,580
Net intercompany investing	18,762	21	(129)	(18,820)	166	-
All other investing, net	1	-	-	(2,020)	-	(2,019)
Net cash provided by/(used in) investing activities	17,984	21	(129)	(25,421)	166	(7,379)
Cash flows from financing activities
Additions to long-term debt	-	-	-	61	-	61
Reductions in long-term debt	-	-	-	(83)	-	(83)
Additions/(reductions) in short-term debt - net	67	-	-	(1,060)	-	(993)
Cash dividends	(5,390)	-	-	(835)	835	(5,390)
Net ExxonMobil shares sold/(acquired)	(11,985)	-	-	-	-	(11,985)
Net intercompany financing activity	-	(50)	(20)	161	(91)	-
All other financing, net	-	-	75	(580)	(75)	(580)
Net cash provided by/(used in) financing activities	(17,308)	(50)	55	(2,336)	669	(18,970)
Effects of exchange rate changes on cash	-	-	-	(690)	-	(690)
Increase/(decrease) in cash and cash equivalents	$3,616	$(4)	$-	$7,097	$-	$10,709

EXXON MOBIL CORPORATION

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Third Quarter		First Nine Months
	2006	2005	2006	2005
	(millions of dollars)
Net Income (U.S. GAAP)
Upstream
United States	$1,192	$1,671	$4,116	$4,413
Non-U.S.	5,301	5,678	15,894	12,898
Downstream
United States	1,272	1,109	3,305	2,753
Non-U.S.	1,466	1,019	3,189	2,849
Chemical
United States	458	70	976	905
Non-U.S.	893	402	2,164	1,813
Corporate and financing	(92)	(29)	(394)	(211)
Net Income (U.S. GAAP)	$10,490	$9,920	$29,250	$25,420

Net income per common share (dollars)	$1.79	$1.60	$4.91	$4.04
Net income per common share
- assuming dilution (dollars)	$1.77	$1.58	$4.86	$4.00

Special items included in net income
Non-U.S. Upstream
Gain on Dutch gas restructuring	$0	$1,620	$0	$1,620
U.S. Downstream
Allapattah lawsuit provision	$0	$0	$0	$(200)
Non-U.S. Downstream
Sale of Sinopec shares	$0	$0	$0	$310
Non-U.S. Chemical
Sale of Sinopec shares	$0	$0	$0	$150

REVIEW OF THIRD QUARTER AND FIRST NINE MONTHS 2006 RESULTS

Exxon Mobil Corporation reported record third quarter 2006 net income of $10,490 million ($1.77 per share), an increase of $570 million from the third quarter of 2005.  Higher crude oil and natural gas realizations and improved marketing and chemical margins were partly offset by lower refining margins.  Earnings per share of $1.77 increased 12 percent, reflecting strong earnings and the reduction in the number of shares outstanding.  Third quarter 2005 net income included a special gain of $1,620 million related to the restructuring of the Corporation's interest in the Dutch gas transportation business.

_____________________________________________

Record net income of $29,250 million ($4.86 per share) for the first nine months of 2006 increased by 15 percent versus 2005 reflecting ExxonMobil's continuing strong performance across all business segments.  Earnings per share of $4.86 increased by 22 percent due to strong earnings and the reduction in the number of shares outstanding.  Net income for the first nine months of 2005 included a $1,620 million special gain related to the restructuring of the Corporation's interest in the Dutch gas transportation business, a $460 million positive impact from the sale of the Corporation's interest in Sinopec and a $200 million litigation charge.

	Third Quarter		First Nine Months
	2006	2005	2006	2005
	(millions of dollars)
Upstream earnings
United States	$1,192	$1,671	$4,116	$4,413
Non-U.S.	5,301	5,678	15,894	12,898
Total	$6,493	$7,349	$20,010	$17,311
Special items included in net income
Non-U.S. Upstream
Gain on Dutch gas restructuring	$0	$1,620	$0	$1,620

Upstream earnings of $6,493 million were up $764 million from the third quarter of 2005 after reflecting the absence of the $1,620 million special gain related to the restructuring of the Corporation's interest in the Dutch gas transportation business, primarily reflecting higher crude oil and natural gas realizations.  On an oil-equivalent basis, production increased by 7 percent from the third quarter of 2005.  Excluding the impact of divestments and entitlements, production increased 10 percent.

Liquids production of 2,646  kbd (thousands of barrels per day) was up 195 kbd.  Higher production from projects in West Africa and increased volumes in Abu Dhabi were partly offset by mature field decline, entitlement effects and divestment impacts.  Excluding entitlement and divestment effects, liquids production increased by 12 percent.

Third quarter natural gas production was 8,163 mcfd (millions of cubic feet per day) compared with 7,716 mcfd last year.  Higher volumes from projects in Qatar and absence of 2005 hurricane effects were partly offset by the impact of mature field decline and lower European demand.

Earnings from U.S. Upstream operations were $1,192 million, $479 million lower than the third quarter of 2005.  Non-U.S. Upstream earnings of $5,301 million increased $1,243 million, after the absence of the Dutch gas transportation business restructuring gain in 2005.

_____________________________________________

Upstream earnings for the first nine months of 2006 were $20,010 million, an increase of $2,699 million from 2005, primarily reflecting higher liquids and natural gas realizations partially offset by the absence of the Dutch gas transportation business restructuring gain in 2005.  On an oil-equivalent basis, production increased 6 percent from last year.  Excluding divestment and entitlement effects, production increased by 9 percent.

Liquids production of 2,682 kbd increased by 195 kbd from 2005.  Higher production from projects in West Africa and increased volumes in Abu Dhabi were partly offset by mature field decline, entitlement effects and divestment impacts.  Excluding entitlement effects and divestments, liquids production increased 12 percent.

Natural gas production of 9,353 mcfd increased 295 mcfd from 2005.  Higher volumes from projects in Qatar were partly offset by mature field decline.

Earnings from U.S. Upstream operations for 2006 were $4,116 million, a decrease of $297 million.  Earnings outside the U.S. were $15,894 million, $2,996 million higher than 2005.

	Third Quarter		First Nine Months
	2006	2005	2006	2005
	(millions of dollars)
Downstream earnings
United States	$1,272	$1,109	$3,305	$2,753
Non-U.S.	1,466	1,019	3,189	2,849
Total	$2,738	$2,128	$6,494	$5,602
Special items included in net income
U.S. Downstream
Allapattah lawsuit provision	$0	$0	$0	$(200)
Non-U.S. Downstream
Sale of Sinopec shares	$0	$0	$0	$310

Downstream earnings were $2,738 million, up $610 million from the third quarter 2005.  The improved results reflect stronger worldwide marketing margins, which were partly offset by weaker refining margins.

Petroleum product sales were 7,302 kbd, 175 kbd lower than last year's third quarter, primarily due to divestments.

U.S. Downstream earnings were $1,272 million, up $163 million.  Non-U.S. Downstream earnings of $1,466 million were $447 million higher than in the third quarter of 2005.

_____________________________________________

Downstream earnings for the first nine months of 2006 of $6,494 million increased $1,002 million from 2005 reflecting stronger worldwide refining and marketing margins, partly offset by lower refining throughput.  Earnings in 2005 also included a $200 million charge for Allapattah and a $310 million positive impact for Sinopec.

Petroleum product sales of 7,180 kbd decreased from 7,494 kbd in 2005, primarily due to lower refining throughput and divestments.

U.S. Downstream earnings were $3,305 million, up $352 million after the absence of the Allapattah charge in 2005.  Non-U.S. Downstream earnings were $3,189 million, $650 million higher than last year after the absence of the Sinopec gain in 2005.

	Third Quarter		First Nine Months
	2006	2005	2006	2005
	(millions of dollars)
Chemical earnings
United States	$458	$70	$976	$905
Non-U.S.	893	402	2,164	1,813
Total	$1,351	$472	$3,140	$2,718
Special items included in net income
Non-U.S. Chemical
Sale of Sinopec shares	$0	$0	$0	$150

Chemical earnings were $1,351 million, up $879 million from the third quarter 2005.  The increase reflects stronger margins, partially offset by weaker demand for commodities.  Prime product sales of 6,752 kt (thousands of metric tons) were down 203 kt from last year's third quarter.

_____________________________________________

Chemical earnings for the first nine months of 2006 were $3,140 million, up $572 million from 2005 reflecting higher margins and volumes, after the absence of the $150 million gain for Sinopec in 2005.  Prime product sales were 20,523 kt, up 38 kt from 2005.

	Third Quarter		First Nine Months
	2006	2005	2006	2005
	(millions of dollars)
All other segments earnings
Corporate and financing	$(92)	$(29)	$(394)	$(211)

Corporate and financing expenses were $92 million, versus $29 million in third quarter 2005.

_____________________________________________

Corporate and financing expenses for the first nine months of 2006 of $394 million increased by $183 million mainly due to tax items.

LIQUIDITY AND CAPITAL RESOURCES

	Third Quarter		First Nine Months
	2006	2005	2006	2005
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			$40,424	$37,748
Investing activities			(10,764)	(7,379)
Financing activities			(26,134)	(18,970)
Effect of exchange rate changes			537	(690)
Increase/(decrease) in cash and cash equivalents			$4,063	$10,709

Cash and cash equivalents			$32,734	$29,240
Cash and cash equivalents - restricted (note 4)			4,604	4,604
Total cash and cash equivalents (at end of period)			$37,338	$33,844

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	$14,497	$15,767	$40,424	$37,748
Sales of subsidiaries, investments and property,
plant and equipment	878	754	2,328	4,580
Cash flow from operations and asset sales	$15,375	$16,521	$42,752	$42,328

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider asset sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities.

Total cash and cash equivalents, including the $4.6 billion of restricted cash, was $37.3 billion at the end of the third quarter of 2006.

Cash provided by operating activities totaled $40,424 million for the first nine months of 2006 and increased $2,676 million from 2005.  Major sources of funds were net income of $29,250 million and non-cash provisions of $8,134 million for depreciation and depletion.  For additional details, see the Condensed Consolidated Statement of Cash Flows on page 5.

Investing activities for the first nine months of 2006 used net cash of $10,764 million compared to $7,379 million in the prior year. Spending for additions to property, plant and equipment increased $1,361 million to $11,301 million.  Proceeds from asset divestments of $2,328 million were $2,252 million lower in 2006 reflecting the absence of the $1.4 billion of proceeds from the sale of the Corporation's interest in Sinopec in 2005.

Cash flow from operations and asset sales in the first nine months of 2006 of $42.8 billion, including asset sales of $2.3 billion, increased from 2005 as higher cash from operating activities more than offset the lower proceeds from asset sales.  Cash flow from operations and asset sales in the third quarter of 2006 was $15.4 billion, including asset sales of $0.9 billion.

Net cash used in financing activities of $26,134 million in the first nine months of 2006 compared to $18,970 million in the 2005 period reflecting a higher level of purchases of shares of ExxonMobil stock.

During the third quarter of 2006, Exxon Mobil Corporation purchased 126 million shares of its common stock for the treasury at a gross cost of $8.4 billion.  These purchases included $7.0 billion to reduce the number of shares outstanding and the balance to offset shares issued in conjunction with the company benefits plans and programs.  Shares outstanding were reduced from 5,945 million at the end of the second quarter to 5,832 million at the end of the third quarter.

Gross share purchases in the first nine months of 2006 of $21.2 billion reduced shares outstanding by 4.9 percent.  Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed a total of $8.9 billion to shareholders in the third quarter through dividends and share purchases to reduce shares outstanding, an increase of 30 percent or $2.1 billion versus 2005.  For the first nine months of 2006, distributions to shareholders totaled $23.8 billion, an increase of $7.4 billion versus 2005.

Total debt of $8.6 billion at September 30, 2006 compared to $8.0 billion at year-end 2005.  The Corporation's debt to total capital ratio was 6.7 percent at the end of the third quarter of 2006 compared to 6.5 percent at year-end 2005.

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

TAXES

	Third Quarter		First Nine Months
	2006	2005	2006	2005
	(millions of dollars)
Taxes
Income taxes	$7,688	$6,132	$22,591	$16,294
Excise taxes	7,764	8,160	23,639	22,913
All other taxes and duties	10,793	11,544	31,573	33,700
Total	$26,245	$25,836	$77,803	$72,907

Effective income tax rate	44%	42%	45%	42%

Income, excise and all other taxes for the third quarter of 2006 of $26,245 million were up $409 million compared to 2005.  In the third quarter of 2006 income tax expense was $7,688 million and the effective income tax rate was 44 percent, compared to $6,132 million and 42 percent, respectively, in the prior year period.  The change in the total of excise and all other taxes and duties reflects the tax impact of net reporting of purchases and sales of inventory with the same counterparty, only partly offset by the effects of higher prices.

_____________________________________________

Income, excise and all other taxes for the first nine months of 2006 of $77,803 million were up $4,896 million compared to 2005.  In the first nine months of 2006 income tax expense was $22,591 million and the effective income tax rate was 45 percent, compared to $16,294 million and 42 percent, respectively, in the prior year period.  The total of excise and all other taxes and duties was lower as effects of higher prices were more than offset by the tax impact of net reporting of purchases and sales of inventory with the same counterparty.

CAPITAL AND EXPLORATION EXPENDITURES

	Third Quarter		First Nine Months
	2006	2005	2006	2005
	(millions of dollars)
Capital and exploration expenditures
Upstream (including exploration expenses)	$4,142	$3,586	$12,161	$10,076
Downstream	658	646	1,981	1,747
Chemical	195	162	525	485
Other	66	20	119	60
Total	$5,061	$4,414	$14,786	$12,368

ExxonMobil continued its active efforts to increase world energy supplies.  Spending on capital and exploration projects in the third quarter of 2006 was $5.1 billion, an increase of 15 percent versus 2005.  In the third quarter of 2006, the results of our continuing long-term investment program yielded an additional 270 thousand oil-equivalent barrels per day of production, a 7 percent increase over the third quarter of 2005.

_____________________________________________

In the first nine months of 2006, spending on capital and exploration projects was $14.8 billion, an increase of 20 percent over 2005.

The Corporation expects the level of capital and exploration spending to be about $20 billion in 2006 compared to $18 billion in 2005.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", an amendment to FASB Statements No. 87, 88, 106 and 132(R).  FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit post retirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other non-owner changes in equity.  The standard also requires disclosure in the notes to the financial statements of additional information about certain effects on net periodic benefit costs of the next fiscal year that arise from delayed recognition of gains or losses, prior service costs and transition asset or obligation.  FAS 158 must be adopted by the Corporation in the financial statements for the year ending December 31, 2006.  The Corporation is evaluating the impact of adopting FAS 158.

Based on December 31, 2005, pension and other postretirement plan balances, we estimate that the accrued benefit obligation would have been increased by approximately $5.8 billion.  Net of the effects of changes in deferred income taxes and other balance sheet accounts, shareholders' equity would have been reduced by approximately $3.8 billion.  We do not expect that the impact as of December 31, 2006 will be materially different.  The standard will not have any impact on the Corporation's operations, earnings or cash flows.

FORWARD-LOOKING STATEMENTS

Statements in this report relating to future plans, projections, events, or conditions are forward-looking statements.  Actual results, including project plans, resource recoveries, timing, and capacities, could differ materially due to changes in long-term oil or gas prices or other market conditions affecting the oil and gas industry; adverse political events; reservoir performance; the outcome of commercial negotiations; potential liability resulting from pending or future litigation; wars and acts of terrorism or sabotage; changes in technical or operating conditions; and other factors discussed under the heading "Risk Factors" in Item 1A of ExxonMobil's 2005 Form 10-K.  We assume no duty to update these statements as of any future date.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the nine months ended September 30, 2006, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2005.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation's chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation's disclosure controls and procedures as of September 30, 2006.  Based on that evaluation, these officers have concluded that the Corporation's disclosure controls and procedures are effective in ensuring that material information required to be in this quarterly report is accumulated and communicated to them on a timely basis.  There were no changes during the Corporation's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

ExxonMobil Oil Corporation has settled with the State of New York Attorney General allegations that a discharge at a former Mobil-branded service station located in Hopewell Junction (Dutchess County), New York, impacted soil and groundwater in the vicinity of the service station.  ExxonMobil entered into a Settlement Agreement with the State of New York effective July 21, 2006, and paid $720,000, of which $600,000 was for remediation costs and prejudgment interest, and $120,000 was a civil penalty under New York's Navigation Law.  The case was filed in New York state court, Albany County.  This matter was previously reported in the Company's second quarter 2006 Form 10-Q.

Refer to the relevant portions of note 4 on pages 9 and 10 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchase of equity securities for quarter ended September 30, 2006

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

July, 2006	34,884,940	$64.69	34,884,940

August, 2006	48,868,349	$69.04	48,868,349

September, 2006	42,225,067	$66.10	42,225,067

Total	125,978,356	$66.85	125,978,356	(See Note 1)

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

Date: November 8, 2006

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