Form 10-Q
period 2007-03-31
EXXON MOBIL CORP
filed 2007-05-08
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer   X        Accelerated filer               Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                                                                        Outstanding as of March 31, 2007

Common stock, without par value                                                              5,633,270,055

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

TABLE OF CONTENTS

Page

Number

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Statement of Income

3

Three months ended March 31, 2007 and 2006

Condensed Consolidated Balance Sheet

4

As of March 31, 2007 and December 31, 2006

Condensed Consolidated Statement of Cash Flows

5

Three months ended March 31, 2007 and 2006

Notes to Condensed Consolidated Financial Statements

6-15

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

16-19

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

20

Item 4.

Controls and Procedures

20

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

20

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 6.

Exhibits

21

Signature

22

Index to Exhibits

23

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars)

	Three Months Ended
	March 31,
	2007	2006
REVENUES AND OTHER INCOME
Sales and other operating revenue (1)	$84,174	$86,317
Income from equity affiliates	1,915	1,800
Other income	1,134	863
Total revenues and other income	87,223	88,980

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases	40,042	42,821
Production and manufacturing expenses	7,283	7,424
Selling, general and administrative expenses	3,392	3,466
Depreciation and depletion	2,942	2,644
Exploration expenses, including dry holes	272	282
Interest expense	103	165
Sales-based taxes (1)	7,284	7,664
Other taxes and duties	9,591	8,873
Income applicable to minority and preferred interests	250	182
Total costs and other deductions	71,159	73,521

INCOME BEFORE INCOME TAXES	16,064	15,459
Income taxes	6,784	7,059
NET INCOME	$9,280	$8,400

NET INCOME PER COMMON SHARE (dollars)	$1.64	$1.38

NET INCOME PER COMMON SHARE
- ASSUMING DILUTION (dollars)	$1.62	$1.37

DIVIDENDS PER COMMON SHARE (dollars)	$0.32	$0.32

(1) Sales-based taxes included in sales and other
operating revenue	$7,284	$7,664

The information in the Notes to Condensed Consolidated Financial Statements
is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)

	March 31,	Dec. 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$29,994	$28,244
Cash and cash equivalents - restricted (note 3)	4,604	4,604
Notes and accounts receivable - net	27,582	28,942
Inventories
Crude oil, products and merchandise	10,759	8,979
Materials and supplies	1,846	1,735
Prepaid taxes and expenses	3,280	3,273
Total current assets	78,065	75,777
Property, plant and equipment - net	114,201	113,687
Investments and other assets	31,033	29,551

TOTAL ASSETS	$223,299	$219,015

LIABILITIES
Current liabilities
Notes and loans payable	$2,006	$1,702
Accounts payable and accrued liabilities	38,923	39,082
Income taxes payable	9,661	8,033
Total current liabilities	50,590	48,817
Long-term debt	6,758	6,645
Deferred income tax liabilities	21,010	20,851
Other long-term liabilities	30,831	28,858

TOTAL LIABILITIES	109,189	105,171

Commitments and contingencies (note 3)

SHAREHOLDERS' EQUITY
Common stock, without par value:
Authorized: 9,000 million shares
Issued: 8,019 million shares	4,530	4,786
Earnings reinvested	202,984	195,207
Accumulated other nonowner changes in equity
Cumulative foreign exchange translation adjustment	4,156	3,733
Postretirement benefits reserves adjustment	(6,702)	(6,495)
Common stock held in treasury:
2,386 million shares at March 31, 2007	(90,858)
2,290 million shares at December 31, 2006		(83,387)

TOTAL SHAREHOLDERS' EQUITY	114,110	113,844

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$223,299	$219,015

The number of shares of common stock issued and outstanding at March 31, 2007 and
December 31, 2006 were 5,633,270,055 and 5,728,702,212, respectively.

The information in the Notes to Condensed Consolidated Financial Statements
is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,280	$8,400
Depreciation and depletion	2,942	2,644
Changes in operational working capital, excluding cash and debt	1,843	3,257
All other items - net	221	330

Net cash provided by operating activities	14,286	14,631

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,106)	(3,730)
Sales of subsidiaries, investments, and property, plant and equipment	538	394
Other investing activities - net	(670)	(167)

Net cash used in investing activities	(3,238)	(3,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	93	13
Reductions in long-term debt	(36)	(7)
Additions/(reductions) in short-term debt - net	274	(61)
Cash dividends to ExxonMobil shareholders	(1,825)	(1,957)
Cash dividends to minority interests	(74)	(81)
Changes in minority interests and sales/(purchases)
of affiliate stock	(149)	(145)
Net ExxonMobil shares acquired	(7,788)	(5,764)

Net cash used in financing activities	(9,505)	(8,002)

Effects of exchange rate changes on cash	207	148

Increase/(decrease) in cash and cash equivalents	1,750	3,274
Cash and cash equivalents at beginning of period	28,244	28,671
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,994	$31,945

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$3,998	$4,088
Cash interest paid	$137	$108

The information in the Notes to Condensed Consolidated Financial Statements
is an integral part of these statements.

EXXON MOBIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of Financial Statement Preparation

These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Corporation's 2006 Annual Report on Form 10-K.  In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein.  All such adjustments are of a normal recurring nature.  The Corporation's exploration and production activities are accounted for under the "successful efforts" method.  A reclassification on the first quarter 2006 income statement was made in the second quarter 2006 of $1.3 billion from "Other taxes and duties" to "Crude oil and product purchases" related to the reporting of purchases and sales of inventory with the same counterparty.

2.

Accounting Change for Uncertainty in Income Taxes

Effective January 1, 2007, the Corporation adopted the Financial Accounting Standards Board’s (FASB) Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes".  FIN 48 is an interpretation of FASB Statement No. 109, "Accounting for Income Taxes", and prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that the Corporation has taken or expects to take in its income tax returns.  Upon the adoption of FIN 48, the Corporation recognized a transition gain of $267 million in shareholders’ equity.  The gain reflected the recognition of several refund claims, partly offset by increased liability reserves.

The Corporation is subject to income taxation in many jurisdictions around the world.  The total amount of unrecognized income tax benefits in these jurisdictions at January 1, 2007, was $3.7 billion, almost all of which is classified as long term.  Resolution of the related tax positions through negotiations with the relevant tax authorities or through litigation will take many years to complete.  Accordingly, it is difficult to predict the timing of resolution for individual tax positions.  However, the Corporation does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months.  Given the long time periods involved in resolving individual tax positions, the Corporation does not expect that the recognition of unrecognized tax benefits will have a material impact on the Corporation’s effective income tax rate in any given year.

The following table summarizes the tax years that remain subject to examination by major tax jurisdiction:

Country of Operation	Open Tax Years

Abu Dhabi	2000-2006
Angola	2002-2006
Australia	2000-2006
Canada	1990-2006
Equatorial Guinea	1996-2006
Germany	1998-2006
Japan	2002-2006
Malaysia	1983-2006
Nigeria	1998-2006
Norway	1993-2006
United Kingdom	2002-2006
United States	1989-2006

The Corporation classifies interest on income tax related balances as interest expense or interest income and classifies tax related penalties as operating expense.

At January 1, 2007, the Corporation had accrued interest payable of $0.5 billion related to income tax reserve balances.

3.

Litigation and Other Contingencies

Litigation

A variety of claims have been made against ExxonMobil and certain of its consolidated subsidiaries in a number of pending lawsuits and tax disputes. Management has regular litigation and tax reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies. The Corporation accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Corporation does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and which are significant, the Corporation discloses the nature of the contingency and, where feasible, an estimate of the possible loss. ExxonMobil will continue to defend itself vigorously in these matters. Based on a consideration of all relevant facts and circumstances, the Corporation does not believe the ultimate outcome of any currently pending lawsuit against ExxonMobil will have a materially adverse effect upon the Corporation’s operations or financial condition.

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

Other Contingencies

As of March 31, 2007
	Equity	Other
	Company	Third Party
	Obligations	Obligations	Total
(millions of dollars)
Total guarantees	$4,354	$756	$5,110

The Corporation and certain of its consolidated subsidiaries were contingently liable at March 31, 2007, for $5,110 million, primarily relating to guarantees for notes, loans and performance under contracts. Included in this amount were guarantees by consolidated affiliates of $4,354 million, representing ExxonMobil’s share of obligations of certain equity companies. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation's outstanding unconditional purchase obligations at March 31, 2007, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

In accordance with a nationalization decree issued by Venezuela's President Chavez in February, the Venezuelan National Oil Company (PdVSA) on May 1, 2007 assumed the operatorship of the Cerro Negro heavy oil development, which had been operated by an ExxonMobil affiliate that holds a 41.67 percent ownership interest in the project. The decree also requires conversion of the Cerro Negro project into a "mixed enterprise" structure and an increase in PdVSA's ownership interest in the project. Discussions with Venezuelan authorities are continuing over proposed changes to the joint venture relating to the nationalization decree. The Corporation does not expect the resolution of these issues to have a material effect upon the Corporation’s operations or financial condition.

4.

Nonowner Changes in Shareholders' Equity

	Three Months Ended
	March 31,
	2007	2006
	(millions of dollars)

Net income	$9,280	$8,400
Changes in other nonowner changes in equity
(net of income taxes)
Foreign exchange translation adjustment	423	414
Postretirement benefits reserve adjustment
(excluding amortization)	(408)	0
Amortization of postretirement benefits reserve
adjustment included in net periodic benefit costs	201	0
Minimum pension liability adjustment
(before December 31, 2006, adoption of FAS 158)	0	(17)
Total nonowner changes in shareholders' equity	$9,496	$8,797

5.

Earnings Per Share

	Three Months Ended
	March 31,
	2007	2006

NET INCOME PER COMMON SHARE
Net income (millions of dollars)	$9,280	$8,400

Weighted average number of common shares
outstanding (millions of shares)	5,650	6,068

Net income per common share (dollars)	$1.64	$1.38

NET INCOME PER COMMON SHARE
- ASSUMING DILUTION
Net income (millions of dollars)	$9,280	$8,400

Weighted average number of common shares
outstanding (millions of shares)	5,650	6,068
Effect of employee stock-based awards	64	58
Weighted average number of common shares
outstanding - assuming dilution	5,714	6,126

Net income per common share
- assuming dilution (dollars)	$1.62	$1.37

6.

Pension and Other Postretirement Benefits

	Three Months Ended
	March 31,
	2007	2006
	(millions of dollars)
Pension Benefits - U.S.
Components of net benefit cost
Service cost	$97	$85
Interest cost	172	159
Expected return on plan assets	(210)	(157)
Amortization of actuarial loss/(gain)
and prior service cost	67	69
Net pension enhancement and
curtailment/settlement cost	47	39
Net benefit cost	$173	$195

Pension Benefits - Non-U.S.
Components of net benefit cost
Service cost	$109	$103
Interest cost	237	215
Expected return on plan assets	(263)	(237)
Amortization of actuarial loss/(gain)
and prior service cost	112	126
Net pension enhancement and
curtailment/settlement cost	0	1
Net benefit cost	$195	$208

Other Postretirement Benefits
Components of net benefit cost
Service cost	$27	$18
Interest cost	112	77
Expected return on plan assets	(15)	(10)
Amortization of actuarial loss/(gain)
and prior service cost	78	53
Net benefit cost	$202	$138

7.

Disclosures about Segments and Related Information

	Three Months Ended
	March 31,
	2007	2006
	(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	$1,177	$1,280
Non-U.S.	4,864	5,103
Downstream
United States	839	679
Non-U.S.	1,073	592
Chemical
United States	346	329
Non-U.S.	890	620
All other	91	(203)
Corporate total	$9,280	$8,400

SALES AND OTHER OPERATING REVENUE (1)
Upstream
United States	$1,362	$1,777
Non-U.S.	5,493	7,539
Downstream
United States	21,260	21,128
Non-U.S.	47,641	47,704
Chemical
United States	3,189	3,225
Non-U.S.	5,224	4,940
All other	5	4
Corporate total	$84,174	$86,317

(1) Includes sales-based taxes

INTERSEGMENT REVENUE
Upstream
United States	$1,563	$1,854
Non-U.S.	10,595	8,874
Downstream
United States	2,782	2,782
Non-U.S.	10,941	10,983
Chemical
United States	1,697	1,823
Non-U.S.	1,522	1,582
All other	79	68

8.

Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the deferred interest debentures due 2012 ($1,595 million long-term at March 31, 2007) and the debt securities due 2007-2011 ($52 million long-term and $13 million short-term) of SeaRiver Maritime Financial Holdings, Inc., a 100 percent owned subsidiary of Exxon Mobil Corporation.

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

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for three months ended March 31, 2007
Revenues and other income
Sales and other operating revenue,
including sales-based taxes	$3,857	$-	$80,317	$-	$84,174
Income from equity affiliates	9,167	7	1,904	(9,163)	1,915
Other income	222	-	912	-	1,134
Intercompany revenue	8,281	26	77,889	(86,196)	-
Total revenues and other income	21,527	33	161,022	(95,359)	87,223
Costs and other deductions
Crude oil and product purchases	7,880	-	112,246	(80,084)	40,042
Production and manufacturing
expenses	1,714	-	6,792	(1,223)	7,283
Selling, general and administrative
expenses	591	-	2,986	(185)	3,392
Depreciation and depletion	388	-	2,554	-	2,942
Exploration expenses, including dry
holes	100	-	172	-	272
Interest expense	1,446	50	3,488	(4,881)	103
Sales-based taxes	-	-	7,284	-	7,284
Other taxes and duties	13	-	9,578	-	9,591
Income applicable to minority and
preferred interests	-	-	250	-	250
Total costs and other deductions	12,132	50	145,350	(86,373)	71,159
Income before income taxes	9,395	(17)	15,672	(8,986)	16,064
Income taxes	115	(8)	6,677	-	6,784
Net income	$9,280	$(9)	$8,995	$(8,986)	$9,280

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for three months ended March 31, 2006
Revenues and other income
Sales and other operating revenue,
including sales-based taxes	$4,221	$-	$82,096	$-	$86,317
Income from equity affiliates	8,443	9	1,797	(8,449)	1,800
Other income	191	-	672	-	863
Intercompany revenue	8,769	20	77,803	(86,592)	-
Total revenues and other income	21,624	29	162,368	(95,041)	88,980
Costs and other deductions
Crude oil and product purchases	8,454	-	116,199	(81,832)	42,821
Production and manufacturing
expenses	2,037	-	6,616	(1,229)	7,424
Selling, general and administrative
expenses	686	-	2,920	(140)	3,466
Depreciation and depletion	311	-	2,333	-	2,644
Exploration expenses, including dry
holes	106	-	176	-	282
Interest expense	993	45	2,521	(3,394)	165
Sales-based taxes	-	-	7,664	-	7,664
Other taxes and duties	6	-	8,867	-	8,873
Income applicable to minority and
preferred interests	-	-	182	-	182
Total costs and other deductions	12,593	45	147,478	(86,595)	73,521
Income before income taxes	9,031	(16)	14,890	(8,446)	15,459
Income taxes	631	(9)	6,437	-	7,059
Net income	$8,400	$(7)	$8,453	$(8,446)	$8,400

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated balance sheet as of March 31,2007
Cash and cash equivalents	$2,913	$-	$27,081	$-	$29,994
Cash and cash equivalents - restricted	-	-	4,604	-	4,604
Notes and accounts receivable - net	2,029	-	25,553	-	27,582
Inventories	1,276	-	11,329	-	12,605
Prepaid taxes and expenses	1,169	3	2,108	-	3,280
Total current assets	7,387	3	70,675	-	78,065
Property, plant and equipment - net	16,523	-	97,678	-	114,201
Investments and other assets	214,751	430	414,212	(598,360)	31,033
Intercompany receivables	12,585	1,899	437,295	(451,779)	-
Total assets	$251,246	$2,332	$1,019,860	$(1,050,139)	$223,299

Notes and loan payables	$260	$13	$1,733	$-	$2,006
Accounts payable and accrued liabilities	2,786	1	36,136	-	38,923
Income taxes payable	-	-	9,661	-	9,661
Total current liabilities	3,046	14	47,530	-	50,590
Long-term debt	273	1,647	4,838	-	6,758
Deferred income tax liabilities	1,568	232	19,210	-	21,010
Other long-term liabilities	11,444	-	19,387	-	30,831
Intercompany payables	120,805	384	330,590	(451,779)	-
Total liabilities	137,136	2,277	421,555	(451,779)	109,189

Earnings reinvested	202,984	(414)	153,489	(153,075)	202,984
Other shareholders' equity	(88,874)	469	444,816	(445,285)	(88,874)
Total shareholders' equity	114,110	55	598,305	(598,360)	114,110
Total liabilities and
shareholders' equity	$251,246	$2,332	$1,019,860	$(1,050,139)	$223,299

Condensed consolidated balance sheet as of December 31, 2006
Cash and cash equivalents	$6,355	$-	$21,889	$-	$28,244
Cash and cash equivalents - restricted	-	-	4,604	-	4,604
Notes and accounts receivable - net	2,057	-	26,885	-	28,942
Inventories	1,213	-	9,501	-	10,714
Prepaid taxes and expenses	357	-	2,916	-	3,273
Total current assets	9,982	-	65,795	-	75,777
Property, plant and equipment - net	16,730	-	96,957	-	113,687
Investments and other assets	201,257	423	415,910	(588,039)	29,551
Intercompany receivables	16,501	1,883	435,221	(453,605)	-
Total assets	$244,470	$2,306	$1,013,883	$(1,041,644)	$219,015

Notes and loan payables	$90	$13	$1,599	$-	$1,702
Accounts payable and accrued liabilities	3,025	1	36,056	-	39,082
Income taxes payable	548	1	7,484	-	8,033
Total current liabilities	3,663	15	45,139	-	48,817
Long-term debt	274	1,602	4,769	-	6,645
Deferred income tax liabilities	1,975	237	18,639	-	20,851
Other long-term liabilities	8,044	-	20,814	-	28,858
Intercompany payables	116,670	387	336,548	(453,605)	-
Total liabilities	130,626	2,241	425,909	(453,605)	105,171

Earnings reinvested	195,207	(404)	144,607	(144,203)	195,207
Other shareholders' equity	(81,363)	469	443,367	(443,836)	(81,363)
Total shareholders' equity	113,844	65	587,974	(588,039)	113,844
Total liabilities and
shareholders' equity	$244,470	$2,306	$1,013,883	$(1,041,644)	$219,015

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of cash flows for three months ended March 31, 2007
Cash provided by/(used in) operating
activities	$1,017	$19	$13,413	$(163)	$14,286
Cash flows from investing activities
Additions to property, plant and
equipment	(301)	-	(2,805)	-	(3,106)
Sales of long-term assets	97	-	441	-	538
Net intercompany investing	5,190	(16)	(5,202)	28	-
All other investing, net	-	-	(670)	-	(670)
Net cash provided by/(used in)
investing activities	4,986	(16)	(8,236)	28	(3,238)
Cash flows from financing activities
Additions to long-term debt	-	-	93	-	93
Reductions in long-term debt	-	-	(36)	-	(36)
Additions/(reductions) in short-term
debt - net	168	-	106	-	274
Cash dividends	(1,825)	-	(163)	163	(1,825)
Net ExxonMobil shares sold/(acquired)	(7,788)	-	-	-	(7,788)
Net intercompany financing activity	-	(3)	31	(28)	-
All other financing, net	-	-	(223)	-	(223)
Net cash provided by/(used in)
financing activities	(9,445)	(3)	(192)	135	(9,505)
Effects of exchange rate changes
on cash	-	-	207	-	207
Increase/(decrease) in cash and cash
equivalents	$(3,442)	$-	$5,192	$-	$1,750

Condensed consolidated statement of cash flows for three months ended March 31, 2006
Cash provided by/(used in) operating
activities	$2,387	$15	$12,997	$(768)	$14,631
Cash flows from investing activities
Additions to property, plant and
equipment	(340)	-	(3,390)	-	(3,730)
Sales of long-term assets	18	-	376	-	394
Net intercompany investing	2,847	(16)	(2,874)	43	-
All other investing, net	-	-	(167)	-	(167)
Net cash provided by/(used in)
investing activities	2,525	(16)	(6,055)	43	(3,503)
Cash flows from financing activities
Additions to long-term debt	-	-	13	-	13
Reductions in long-term debt	-	-	(7)	-	(7)
Additions/(reductions) in short-term
debt - net	(163)	-	102	-	(61)
Cash dividends	(1,957)	-	(768)	768	(1,957)
Net ExxonMobil shares sold/(acquired)	(5,764)	-	-	-	(5,764)
Net intercompany financing activity	-	1	42	(43)	-
All other financing, net	-	-	(226)	-	(226)
Net cash provided by/(used in)
financing activities	(7,884)	1	(844)	725	(8,002)
Effects of exchange rate changes
on cash	-	-	148	-	148
Increase/(decrease) in cash and cash
equivalents	$(2,972)	$-	$6,246	$-	$3,274

EXXON MOBIL CORPORATION

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	First Three Months
	2007	2006
	(millions of dollars)
Net Income (U.S. GAAP)
Upstream
United States	$1,177	$1,280
Non-U.S.	4,864	5,103
Downstream
United States	839	679
Non-U.S.	1,073	592
Chemical
United States	346	329
Non-U.S.	890	620
Corporate and financing	91	(203)
Net Income (U.S. GAAP)	$9,280	$8,400

Net income per common share (dollars)	$1.64	$1.38
Net income per common share
- assuming dilution (dollars)	$1.62	$1.37

REVIEW OF FIRST QUARTER 2007 RESULTS

Exxon Mobil Corporation reported first quarter 2007 net income of $9,280 million, an increase of 10 percent or $880 million from the first quarter of 2006.  Higher refining, marketing and chemical margins were partly offset by a decrease in crude oil and natural gas realizations.  Earnings per share were $1.62, an increase of 18 percent, reflecting strong earnings and the benefits of the share repurchase program.  Share purchases of $7.0 billion during the first quarter of 2007 reduced shares outstanding by 1.7 percent.  Average shares outstanding were 7 percent lower relative to the first quarter of 2006.

	First Three Months
	2007	2006
	(millions of dollars)
Upstream earnings
United States	$1,177	$1,280
Non-U.S.	4,864	5,103
Total	$6,041	$6,383

Upstream earnings were $6,041 million, down $342 million from the first quarter of 2006 primarily reflecting lower realizations and decreased natural gas volumes driven by lower European demand.  On an oil-equivalent basis, production decreased by 3 percent from the first quarter of 2006.  Excluding the cumulative impact of entitlements and divestments, as well as OPEC quota effects, production was up almost 1 percent.

Liquids production of 2,747 kbd (thousands of barrels per day) was 49 kbd higher.  Increased production from projects in West Africa, Russia and the Middle East were partly offset by mature field decline and the cumulative impact of entitlements and divestments.  Excluding cumulative entitlement and divestment effects, as well as OPEC quota impacts, liquids production increased by 7 percent.

First quarter natural gas production was 10,131 mcfd (millions of cubic feet per day) compared with 11,175 mcfd last year.  The impact of mature field decline and the reduction of European demand by about 1,400 mcfd due to weather were partly offset by higher volumes from projects in Qatar.

Earnings from U.S. Upstream operations were $1,177 million, $103 million lower than the first quarter of 2006.  Non-U.S. Upstream earnings were $4,864 million, down $239 million from 2006.

	First Three Months
	2007	2006
	(millions of dollars)
Downstream earnings
United States	$839	$679
Non-U.S.	1,073	592
Total	$1,912	$1,271

Downstream earnings were $1,912 million, up $641 million from the first quarter 2006, driven by higher refining and marketing margins and improved refinery throughput.  Petroleum product sales were 7,198 kbd, 21 kbd higher than last year's first quarter.

U.S. Downstream earnings were $839 million, up $160 million from the first quarter of 2006.  Non-U.S. Downstream earnings of $1,073 million were $481 million higher.

	First Three Months
	2007	2006
	(millions of dollars)
Chemical earnings
United States	$346	$329
Non-U.S.	890	620
Total	$1,236	$949

Chemical earnings were $1,236 million, up $287 million from the first quarter of 2006 due to improved margins.  Prime product sales of 6,805 kt (thousands of metric tons) in the first quarter of 2007 were down 111 kt from the prior year.

	First Three Months
	2007	2006
	(millions of dollars)

Corporate and financing earnings	$91	$(203)

Corporate and financing earnings were $91 million, up $294 million, mainly due to tax items.

LIQUIDITY AND CAPITAL RESOURCES

	First Three Months
	2007	2006
	(millions of dollars)
Net cash provided by/(used in)
Operating activities	$14,286	$14,631
Investing activities	(3,238)	(3,503)
Financing activities	(9,505)	(8,002)
Effect of exchange rate changes	207	148
Increase/(decrease) in cash and cash equivalents	$1,750	$3,274

Cash and cash equivalents	$29,994	$31,945
Cash and cash equivalents - restricted (note 3)	4,604	4,604
Total cash and cash equivalents (at end of period)	$34,598	$36,549

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	$14,286	$14,631
Sales of subsidiaries, investments and property,
plant and equipment	538	394
Cash flow from operations and asset sales	$14,824	$15,025

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider asset sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities.

Total cash and cash equivalents, including the $4.6 billion of restricted cash, was $34.6 billion at the end of the first quarter of 2007.

Cash provided by operating activities totaled $14,286 million for the first three months of 2007, similar to 2006.  The major source of funds was net income of $9,280 million, adjusted for the noncash provision of $2,942 million for depreciation and depletion, both of which increased.  The net timing effects of changes in operational working capital provided an offset.  For additional details, see the Condensed Consolidated Statement of Cash Flows on page 5.

Investing activities for the first three months of 2007 used net cash of $3,238 million compared to $3,503 million in the prior year. Spending for additions to property, plant and equipment decreased $624 million to $3,106 million.  Proceeds from asset divestments of $538 million in 2007 were higher.

Cash flow from operations and asset sales in the first three months of 2007 of $14.8 billion, including asset sales of $0.5 billion, was comparable to the prior year period.

Net cash used in financing activities of $9,505 million in the first three months of 2007 increased $1,503 million reflecting a higher level of purchases of shares of ExxonMobil stock.

During the first quarter of 2007, Exxon Mobil Corporation purchased 108 million shares of its common stock for the treasury at a gross cost of $8.0 billion.  These purchases included $7.0 billion to reduce the number of shares outstanding and the balance to offset shares issued in conjunction with the company's benefit plans and programs.  Shares outstanding were reduced from 5,729 million at the end of the fourth quarter to 5,633 million at the end of the first quarter.  Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

In the first quarter of 2007 the Corporation distributed a total of $8.8 billion to shareholders, an increase of 26 percent versus the first quarter of 2006, including dividends of $1.8 billion and share purchases to reduce shares outstanding of $7.0 billion.

Total debt of $8.8 billion at March 31, 2007, increased from $8.3 billion at year-end 2006.  The Corporation's debt to total capital ratio was 6.9 percent at the end of the first quarter of 2007 compared to 6.6 percent at year-end 2006.

Although the Corporation issues long-term debt from time to time and maintains a revolving commercial paper program, internally generated funds cover the majority of its financial requirements.

In accordance with a nationalization decree issued by Venezuela's President Chavez in February, the Venezuelan National Oil Company (PdVSA) on May 1, 2007 assumed the operatorship of the Cerro Negro heavy oil development, which had been operated by an ExxonMobil affiliate that holds a 41.67 percent ownership interest in the project.  The decree also requires conversion of the Cerro Negro project into a "mixed enterprise" structure and an increase in PdVSA's ownership interest in the project.  Discussions with Venezuelan authorities are continuing over proposed changes to the joint venture relating to the nationalization decree.  The Corporation does not expect the resolution of these issues to have a material effect upon the Corporation’s operations or financial condition.  Litigation items and other contingencies are discussed in note 3 to the unaudited condensed consolidated financial statements.

The Corporation, as part of its ongoing asset management program, continues to evaluate its mix of assets for potential upgrade.  Because of the ongoing nature of this program, dispositions will continue to be made from time to time which will result in either gains or losses.

TAXES

	First Three Months
	2007	2006
	(millions of dollars)
Taxes
Income taxes	$6,784	$7,059
Sales-based taxes	7,284	7,664
All other taxes and duties	10,408	9,747
Total	$24,476	$24,470

Effective income tax rate	44%	47%

Income, sales-based and all other taxes for the first quarter of 2007 of $24,476 million were similar to 2006.  In the first quarter of 2007 income tax expense was $6,784 million and the effective income tax rate was 44 percent, compared to $7,059 million and 47 percent, respectively, in the prior year period.  Resolution of income tax related issues resulted in charges in the first quarter of 2006.

CAPITAL AND EXPLORATION EXPENDITURES

	First Three Months
	2007	2006
	(millions of dollars)
Capital and exploration expenditures
Upstream (including exploration expenses)	$3,469	$4,087
Downstream	531	581
Chemical	219	144
Other	3	12
Total	$4,222	$4,824

In the first quarter, ExxonMobil continued to actively invest, bringing additional crude oil, finished products and natural gas to market.  Spending on capital and exploration projects totaled $4.2 billion in the first quarter.

Capital and exploration expenditures for full year 2006 were $19.9 billion and are expected to continue in this range for the next several years.  Actual spending could vary depending on the progress of individual projects.

FORWARD-LOOKING STATEMENTS

Statements in this report relating to future plans, projections, events or conditions are forward-looking statements.  Actual results, including project plans and related expenditures, resource recoveries, timing and capacities, could differ materially due to changes in long-term oil or gas prices or other market conditions affecting the oil and gas industry; political events or disturbances; reservoir performance; the outcome of commercial negotiations; potential liability resulting from pending or future litigation; wars and acts of terrorism or sabotage; changes in technical or operating conditions; and other factors discussed under the heading "Factors Affecting Future Results" on our website and in Item 1A of ExxonMobil's 2006 Form 10-K.  We assume no duty to update these statements as of any future date.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2007, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2006.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of March 31, 2007.  Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes during the Corporation's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The State of New York Attorney General (AG) sued a number of parties, including ExxonMobil, in New York state court, Albany County, relating to an alleged discharge of petroleum in Baldwin, New York at a former Mobil-branded service station and a service station owned/operated by an unrelated party.  The suit (captioned "State of New York v. Task Oil Corp., Exxon Mobil Corp., et al.") alleges that discharges from each service station have commingled and contaminated the soil and groundwater in the vicinity of the service stations.  Although the AG filed the complaint under the New York State Navigation Law against ExxonMobil and the other parties in September 2000, no specific penalty demand was made at that time.  In discovery proceedings, the AG indicated it will seek a civil penalty against ExxonMobil for an amount above $100,000.  The AG is also seeking compensatory damages for the costs of investigation and remediation in excess of $1,500,000.

The Texas Commission on Environmental Quality (TCEQ) alleges that the Company's Beaumont refinery has violated provisions of the Texas Health and Safety Code and the Texas Water Code.  Specific allegations include that the refinery failed to properly surface coat and timely inspect certain aboveground storage tanks, failed to comply with tank throughput representations in its permit, and violated certain permit limitation and reporting requirements.  The TCEQ issued a Notice of Enforcement and Proposed Agreed Order on November 22, 2006.  The Company disagrees with certain allegations, including that the throughput information raises a permit representation issue.  The TCEQ enforcement personnel referred the matter to its litigation group in December, 2006.  The TCEQ has proposed a penalty of $136,200 for this matter.

On March 22, 2007, ExxonMobil experienced a failure in the sulfur recovery unit (SRU) at the Torrance refinery, which subsequently caused the cascading shutdown or idling of numerous other pieces of equipment and process units.  The incident led to emissions of oxides of nitrogen (NOx), carbon dioxide (CO2), particulate matter (PM), oxides of sulfur (SOx), and volatile organic compounds (VOCs).  In addition, similar emissions were expected to occur during the subsequent re-start process.  The South Coast Air Quality Management District (AQMD) alleged that these emissions violated permit conditions and applicable AQMD rules.  ExxonMobil agreed to pay a civil penalty of $250,000 and to spend a maximum of $2,000,000 for the development, implementation and completion of one or more Supplemental Environmental Project(s) intended to mitigate excess CO2, VOC and/or PM emissions resulting from operations associated with the SRU incident.

The Company also settled with the AQMD 23 Notices of Violation covering a number of alleged violations of air permit and air quality regulatory matters at the Torrance refinery occurring from October 12, 2005 to October 17, 2006.  The settlement included the payment of a $150,000 civil penalty.

Refer to the relevant portions of note 3 on pages 7 and 8 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended March 31, 2007

			Total Number of	Maximum Number
			Shares Purchased	Of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

January, 2007	36,881,268	$73.03	36,881,268

February, 2007	33,038,726	$74.94	33,038,726

March, 2007	38,543,775	$72.40	38,543,775

Total	108,463,769	$73.39	108,463,769	(See Note 1)

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

Date: May 8, 2007

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