Form 10-Q
period 2007-06-30
EXXON MOBIL CORP
filed 2007-08-07
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                                                                        Outstanding as of June 30, 2007

Common stock, without par value                                                              5,546,261,560

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

TABLE OF CONTENTS

Page

Number

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Statement of Income

3

Three and six months ended June 30, 2007 and 2006

Condensed Consolidated Balance Sheet

4

As of June 30, 2007 and December 31, 2006

Condensed Consolidated Statement of Cash Flows

5

Six months ended June 30, 2007 and 2006

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

Legal Proceedings

22-23

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 4.

Submission of Matters to a Vote of Security Holders

24-26

Item 6.

Exhibits

26

Signature

27

Index to Exhibits

28

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
REVENUES AND OTHER INCOME
Sales and other operating revenue (1)	$95,059	$96,024	$179,233	$182,341
Income from equity affiliates	2,015	1,687	3,930	3,487
Other income	1,276	1,323	2,410	2,186
Total revenues and other income	98,350	99,034	185,573	188,014

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases	47,627	48,180	87,669	91,001
Production and manufacturing expenses	7,678	7,416	14,961	14,840
Selling, general and administrative expenses	3,788	3,557	7,180	7,023
Depreciation and depletion	2,994	2,760	5,936	5,404
Exploration expenses, including dry holes	353	176	625	458
Interest expense	96	107	199	272
Sales-based taxes (1)	7,810	8,211	15,094	15,875
Other taxes and duties	9,888	10,170	19,479	19,043
Income applicable to minority interests	188	253	438	435
Total costs and other deductions	80,422	80,830	151,581	154,351

INCOME BEFORE INCOME TAXES	17,928	18,204	33,992	33,663
Income taxes	7,668	7,844	14,452	14,903
NET INCOME	$10,260	$10,360	$19,540	$18,760

NET INCOME PER COMMON SHARE (dollars)	$1.85	$1.74	$3.49	$3.12

NET INCOME PER COMMON SHARE
- ASSUMING DILUTION (dollars)	$1.83	$1.72	$3.45	$3.09

DIVIDENDS PER COMMON SHARE (dollars)	$0.35	$0.32	$0.67	$0.64

(1) Sales-based taxes included in sales and other
operating revenue	$7,810	$8,211	$15,094	$15,875

The information in the Notes to Condensed Consolidated Financial Statements
is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)

	June 30,	Dec. 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$28,959	$28,244
Cash and cash equivalents - restricted (note 3)	4,604	4,604
Notes and accounts receivable - net	30,315	28,942
Inventories
Crude oil, products and merchandise	10,866	8,979
Materials and supplies	2,029	1,735
Prepaid taxes and expenses	3,947	3,273
Total current assets	80,720	75,777
Property, plant and equipment - net	116,058	113,687
Investments and other assets	31,537	29,551

TOTAL ASSETS	$228,315	$219,015

LIABILITIES
Current liabilities
Notes and loans payable	$2,033	$1,702
Accounts payable and accrued liabilities	41,247	39,082
Income taxes payable	8,636	8,033
Total current liabilities	51,916	48,817
Long-term debt	6,757	6,645
Deferred income tax liabilities	21,548	20,851
Other long-term liabilities	31,744	28,858

TOTAL LIABILITIES	111,965	105,171

Commitments and contingencies (note 3)

SHAREHOLDERS' EQUITY
Common stock, without par value:
Authorized: 9,000 million shares
Issued: 8,019 million shares	4,795	4,786
Earnings reinvested	211,283	195,207
Accumulated other comprehensive income
Cumulative foreign exchange translation adjustment	5,381	3,733
Postretirement benefits reserves adjustment	(6,655)	(6,495)
Common stock held in treasury:
2,473 million shares at June 30, 2007	(98,454)
2,290 million shares at December 31, 2006		(83,387)

TOTAL SHAREHOLDERS' EQUITY	116,350	113,844

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$228,315	$219,015

The number of shares of common stock issued and outstanding at June 30, 2007 and
December 31, 2006 were 5,546,261,560 and 5,728,702,212, respectively.

The information in the Notes to Condensed Consolidated Financial Statements
is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,540	$18,760
Depreciation and depletion	5,936	5,404
Changes in operational working capital, excluding cash and debt	(366)	1,002
All other items - net	494	761

Net cash provided by operating activities	25,604	25,927

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(6,892)	(7,586)
Sales of subsidiaries, investments, and property, plant and equipment	1,673	1,450
Other investing activities - net	(1,104)	(640)

Net cash used in investing activities	(6,323)	(6,776)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	99	72
Reductions in long-term debt	(75)	(27)
Additions/(reductions) in short-term debt - net	246	106
Cash dividends to ExxonMobil shareholders	(3,786)	(3,883)
Cash dividends to minority interests	(142)	(125)
Changes in minority interests and sales/(purchases)
of affiliate stock	(319)	(252)
Tax benefits related to stock-based awards	237	128
Net ExxonMobil shares acquired	(15,421)	(12,394)

Net cash used in financing activities	(19,161)	(16,375)

Effects of exchange rate changes on cash	595	666

Increase/(decrease) in cash and cash equivalents	715	3,442
Cash and cash equivalents at beginning of period	28,244	28,671
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,959	$32,113

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$12,382	$12,221
Cash interest paid	$246	$988

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

The unrecognized tax benefits described above will not be included in the Corporation's annual Form 10-K contractual obligations table because the Corporation is unable to make reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.  The total amount of unrecognized tax benefits will be disclosed in a footnote to the contractual obligations table.

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

A number of lawsuits, including class actions, were brought in various courts against Exxon Mobil Corporation and certain of its subsidiaries relating to the accidental release of crude oil from the tanker Exxon Valdez in 1989. All the compensatory claims have been resolved and paid. All of the punitive damage claims were consolidated in the civil trial that began in 1994. The first judgment from the United States District Court for the District of Alaska in the amount of $5 billion was vacated by the United States Court of Appeals for the Ninth Circuit as being excessive under the Constitution. The second judgment in the amount of $4 billion was vacated by the Ninth Circuit panel without argument and sent back for the District Court to reconsider in light of the recent U.S. Supreme Court decision in Campbell v. State Farm. The most recent District Court judgment for punitive damages was for $4.5 billion plus interest and was entered in January 2004. The Corporation posted a $5.4 billion letter of credit. ExxonMobil and the plaintiffs appealed this decision to the Ninth Circuit, which ruled on December 22, 2006, that the award be reduced to $2.5 billion. On January 12, 2007, ExxonMobil petitioned the Ninth Circuit Court of Appeals for a rehearing en banc of its appeal. On May 23, 2007, with two dissenting opinions, the Ninth Circuit determined not to re-hear ExxonMobil's appeal before the full court. ExxonMobil will now proceed with a petition for writ of certiorari to the U.S. Supreme Court. While it is reasonably possible that a liability for punitive damages may have been incurred from the Exxon Valdez grounding, it is not possible to predict the ultimate outcome or to reasonably estimate any such potential liability.

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

Other Contingencies

As of June 30, 2007
	Equity	Other
	Company	Third Party
	Obligations	Obligations	Total
(millions of dollars)
Total guarantees	$4,030	$739	$4,769

The Corporation and certain of its consolidated subsidiaries were contingently liable at June 30, 2007, for $4,769 million, primarily relating to guarantees for notes, loans and performance under contracts. Included in this amount were guarantees by consolidated affiliates of $4,030 million, representing ExxonMobil’s share of obligations of certain equity companies. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation's outstanding unconditional purchase obligations at June 30, 2007, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

In accordance with a nationalization decree issued by Venezuela's President Chavez in February of this year, a subsidiary of the Venezuelan National Oil Company (PdVSA) assumed the operatorship of the Cerro Negro heavy oil development on May 1, 2007.  This development had been operated and owned by ExxonMobil affiliates holding a 41.67 percent ownership interest in the project.  ExxonMobil's net investment in Cerro Negro producing assets is about $750 million, which is less than one percent of ExxonMobil's worldwide property, plant and equipment.

The decree also required conversion of the Cerro Negro project into a "mixed enterprise" structure and an increase in PdVSA's or another Venezuelan state-owned oil company's ownership interest in the project, with the stipulation that if an agreement was not reached for the formation of the mixed enterprise during a specified period of time, the government would "directly take on the activities" carried out by the joint venture.  ExxonMobil's affiliate was not able to reach agreement on the formation of a mixed enterprise and on June 27, 2007, the government took over ExxonMobil's 41.67 percent interest in the Cerro Negro project.  Discussions with Venezuelan authorities over the compensation to be paid to ExxonMobil have not yet been completed.  At this time the net impact of this matter on the Corporation's consolidated financial results cannot be reasonably estimated.  However, the Corporation does not expect the resolution to have a material effect upon the Corporation's operations or financial condition.

4.

Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(millions of dollars)

Net income	$10,260	$10,360	$19,540	$18,760
Other comprehensive income
(net of income taxes)
Foreign exchange translation adjustment	1,225	1,476	1,648	1,890
Postretirement benefits reserves adjustment
(excluding amortization)	(167)	0	(575)	0
Amortization of postretirement benefits reserves
adjustment included in net periodic benefit costs	214	0	415	0
Minimum pension liability adjustment
(before December 31, 2006, adoption of FAS 158)	0	(81)	0	(98)
Total comprehensive income	$11,532	$11,755	$21,028	$20,552

5.

Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

NET INCOME PER COMMON SHARE
Net income (millions of dollars)	$10,260	$10,360	$19,540	$18,760

Weighted average number of common shares
outstanding (millions of shares)	5,555	5,971	5,603	6,019

Net income per common share (dollars)	$1.85	$1.74	$3.49	$3.12

NET INCOME PER COMMON SHARE
- ASSUMING DILUTION
Net income (millions of dollars)	$10,260	$10,360	$19,540	$18,760

Weighted average number of common shares
outstanding (millions of shares)	5,555	5,971	5,603	6,019
Effect of employee stock-based awards	65	59	62	57
Weighted average number of common shares
outstanding - assuming dilution	5,620	6,030	5,665	6,076

Net income per common share
- assuming dilution (dollars)	$1.83	$1.72	$3.45	$3.09

6.

Pension and Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(millions of dollars)
Pension Benefits - U.S.
Components of net benefit cost
Service cost	$93	$83	$190	$168
Interest cost	172	158	344	317
Expected return on plan assets	(212)	(155)	(422)	(312)
Amortization of actuarial loss/(gain)
and prior service cost	67	67	134	136
Net pension enhancement and
curtailment/settlement cost	48	40	95	79
Net benefit cost	$168	$193	$341	$388

Pension Benefits - Non-U.S.
Components of net benefit cost
Service cost	$112	$107	$221	$210
Interest cost	247	221	484	436
Expected return on plan assets	(270)	(245)	(533)	(482)
Amortization of actuarial loss/(gain)
and prior service cost	111	127	223	253
Net pension enhancement and
curtailment/settlement cost	9	1	9	2
Net benefit cost	$209	$211	$404	$419

Other Postretirement Benefits
Components of net benefit cost
Service cost	$30	$19	$57	$37
Interest cost	98	75	210	152
Expected return on plan assets	(8)	(10)	(23)	(20)
Amortization of actuarial loss/(gain)
and prior service cost	80	53	158	106
Net benefit cost	$200	$137	$402	$275

7.

Disclosures about Segments and Related Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	$1,222	$1,644	$2,399	$2,924
Non-U.S.	4,731	5,490	9,595	10,593
Downstream
United States	1,745	1,354	2,584	2,033
Non-U.S.	1,648	1,131	2,721	1,723
Chemical
United States	204	189	550	518
Non-U.S.	809	651	1,699	1,271
All other	(99)	(99)	(8)	(302)
Corporate total	$10,260	$10,360	$19,540	$18,760

SALES AND OTHER OPERATING REVENUE (1)
Upstream
United States	$1,436	$1,400	$2,798	$3,177
Non-U.S.	5,303	8,262	10,796	15,801
Downstream
United States	25,645	25,656	46,905	46,784
Non-U.S.	53,472	52,277	101,113	99,981
Chemical
United States	3,460	3,260	6,649	6,485
Non-U.S.	5,740	5,165	10,964	10,105
All other	3	4	8	8
Corporate total	$95,059	$96,024	$179,233	$182,341

(1) Includes sales-based taxes

INTERSEGMENT REVENUE
Upstream
United States	$1,780	$2,085	$3,343	$3,939
Non-U.S.	11,670	10,350	22,265	19,224
Downstream
United States	3,561	3,294	6,343	6,076
Non-U.S.	12,885	12,349	23,826	23,332
Chemical
United States	2,217	2,100	3,914	3,923
Non-U.S.	2,166	1,816	3,688	3,398
All other	90	64	169	132

8.

Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the deferred interest debentures due 2012 ($1,639 million long-term at June 30, 2007) and the debt securities due 2007-2011 ($52 million long-term and $13 million short-term) of SeaRiver Maritime Financial Holdings, Inc., a 100 percent owned subsidiary of Exxon Mobil Corporation.

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

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings,	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for three months ended June 30, 2007
Revenues and other income
Sales and other operating revenue,
including sales-based taxes	$4,142	$-	$90,917	$-	$95,059
Income from equity affiliates	10,151	(1)	1,999	(10,134)	2,015
Other income	60	-	1,216	-	1,276
Intercompany revenue	9,467	25	85,939	(95,431)	-
Total revenues and other income	23,820	24	180,071	(105,565)	98,350
Costs and other deductions
Crude oil and product purchases	8,619	-	127,760	(88,752)	47,627
Production and manufacturing
expenses	1,833	-	7,155	(1,310)	7,678
Selling, general and administrative
expenses	681	-	3,311	(204)	3,788
Depreciation and depletion	397	-	2,597	-	2,994
Exploration expenses, including dry
holes	42	-	311	-	353
Interest expense	1,570	51	3,844	(5,369)	96
Sales-based taxes	-	-	7,810	-	7,810
Other taxes and duties	11	-	9,877	-	9,888
Income applicable to minority interests	-	-	188	-	188
Total costs and other deductions	13,153	51	162,853	(95,635)	80,422
Income before income taxes	10,667	(27)	17,218	(9,930)	17,928
Income taxes	407	(9)	7,270	-	7,668
Net income	$10,260	$(18)	$9,948	$(9,930)	$10,260

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings,	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for three months ended June 30, 2006
Revenues and other income
Sales and other operating revenue,
including sales-based taxes	$3,929	$-	$92,095	$-	$96,024
Income from equity affiliates	9,901	3	1,685	(9,902)	1,687
Other income	217	-	1,106	-	1,323
Intercompany revenue	11,047	23	84,441	(95,511)	-
Total revenues and other income	25,094	26	179,327	(105,413)	99,034
Costs and other deductions
Crude oil and product purchases	10,273	-	128,037	(90,130)	48,180
Production and manufacturing
expenses	1,752	-	6,951	(1,287)	7,416
Selling, general and administrative
expenses	669	-	3,039	(151)	3,557
Depreciation and depletion	342	-	2,418	-	2,760
Exploration expenses, including dry
holes	49	-	127	-	176
Interest expense	1,083	46	2,924	(3,946)	107
Sales-based taxes	-	-	8,211	-	8,211
Other taxes and duties	10	-	10,160	-	10,170
Income applicable to minority interests	-	-	253	-	253
Total costs and other deductions	14,178	46	162,120	(95,514)	80,830
Income before income taxes	10,916	(20)	17,207	(9,899)	18,204
Income taxes	556	(8)	7,296	-	7,844
Net income	$10,360	$(12)	$9,911	$(9,899)	$10,360

Condensed consolidated statement of income for six months ended June 30, 2007
Revenues and other income
Sales and other operating revenue,
including sales-based taxes	$7,999	$-	$171,234	$-	$179,233
Income from equity affiliates	19,318	6	3,903	(19,297)	3,930
Other income	282	-	2,128	-	2,410
Intercompany revenue	17,748	51	163,828	(181,627)	-
Total revenues and other income	45,347	57	341,093	(200,924)	185,573
Costs and other deductions
Crude oil and product purchases	16,499	-	240,006	(168,836)	87,669
Production and manufacturing
expenses	3,547	-	13,947	(2,533)	14,961
Selling, general and administrative
expenses	1,272	-	6,297	(389)	7,180
Depreciation and depletion	785	-	5,151	-	5,936
Exploration expenses, including dry
holes	142	-	483	-	625
Interest expense	3,016	101	7,332	(10,250)	199
Sales-based taxes	-	-	15,094	-	15,094
Other taxes and duties	24	-	19,455	-	19,479
Income applicable to minority interests	-	-	438	-	438
Total costs and other deductions	25,285	101	308,203	(182,008)	151,581
Income before income taxes	20,062	(44)	32,890	(18,916)	33,992
Income taxes	522	(17)	13,947	-	14,452
Net income	$19,540	$(27)	$18,943	$(18,916)	$19,540

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings,	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for six months ended June 30, 2006
Revenues and other income
Sales and other operating revenue,
including sales-based taxes	$8,150	$-	$174,191	$-	$182,341
Income from equity affiliates	18,344	12	3,482	(18,351)	3,487
Other income	408	-	1,778	-	2,186
Intercompany revenue	19,816	43	162,244	(182,103)	-
Total revenues and other income	46,718	55	341,695	(200,454)	188,014
Costs and other deductions
Crude oil and product purchases	18,727	-	244,236	(171,962)	91,001
Production and manufacturing
expenses	3,789	-	13,567	(2,516)	14,840
Selling, general and administrative
expenses	1,355	-	5,959	(291)	7,023
Depreciation and depletion	653	-	4,751	-	5,404
Exploration expenses, including dry
holes	155	-	303	-	458
Interest expense	2,076	91	5,445	(7,340)	272
Sales-based taxes	-	-	15,875	-	15,875
Other taxes and duties	16	-	19,027	-	19,043
Income applicable to minority interests	-	-	435	-	435
Total costs and other deductions	26,771	91	309,598	(182,109)	154,351
Income before income taxes	19,947	(36)	32,097	(18,345)	33,663
Income taxes	1,187	(17)	13,733	-	14,903
Net income	$18,760	$(19)	$18,364	$(18,345)	$18,760

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings,	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated balance sheet as of June 30, 2007
Cash and cash equivalents	$6,272	$-	$22,687	$-	$28,959
Cash and cash equivalents - restricted	-	-	4,604	-	4,604
Notes and accounts receivable - net	4,159	6	28,253	(2,103)	30,315
Inventories	1,383	-	11,512	-	12,895
Prepaid taxes and expenses	459	-	3,488	-	3,947
Total current assets	12,273	6	70,544	(2,103)	80,720
Property, plant and equipment - net	16,397	-	99,661	-	116,058
Investments and other assets	225,671	429	409,650	(604,213)	31,537
Intercompany receivables	10,527	1,918	461,048	(473,493)	-
Total assets	$264,868	$2,353	$1,040,903	$(1,079,809)	$228,315

Notes and loan payables	$135	$13	$1,885	$-	$2,033
Accounts payable and accrued liabilities	2,807	1	38,439	-	41,247
Income taxes payable	-	-	10,739	(2,103)	8,636
Total current liabilities	2,942	14	51,063	(2,103)	51,916
Long-term debt	276	1,691	4,790	-	6,757
Deferred income tax liabilities	1,679	227	19,642	-	21,548
Other long-term liabilities	11,773	-	19,971	-	31,744
Intercompany payables	131,848	383	341,262	(473,493)	-
Total liabilities	148,518	2,315	436,728	(475,596)	111,965

Earnings reinvested	211,283	(431)	163,152	(162,721)	211,283
Other shareholders' equity	(94,933)	469	441,023	(441,492)	(94,933)
Total shareholders' equity	116,350	38	604,175	(604,213)	116,350
Total liabilities and
shareholders' equity	$264,868	$2,353	$1,040,903	$(1,079,809)	$228,315

Condensed consolidated balance sheet as of December 31, 2006
Cash and cash equivalents	$6,355	$-	$21,889	$-	$28,244
Cash and cash equivalents - restricted	-	-	4,604	-	4,604
Notes and accounts receivable - net	2,057	-	26,885	-	28,942
Inventories	1,213	-	9,501	-	10,714
Prepaid taxes and expenses	357	-	2,916	-	3,273
Total current assets	9,982	-	65,795	-	75,777
Property, plant and equipment - net	16,730	-	96,957	-	113,687
Investments and other assets	201,257	423	415,910	(588,039)	29,551
Intercompany receivables	16,501	1,883	435,221	(453,605)	-
Total assets	$244,470	$2,306	$1,013,883	$(1,041,644)	$219,015

Notes and loan payables	$90	$13	$1,599	$-	$1,702
Accounts payable and accrued liabilities	3,025	1	36,056	-	39,082
Income taxes payable	548	1	7,484	-	8,033
Total current liabilities	3,663	15	45,139	-	48,817
Long-term debt	274	1,602	4,769	-	6,645
Deferred income tax liabilities	1,975	237	18,639	-	20,851
Other long-term liabilities	8,044	-	20,814	-	28,858
Intercompany payables	116,670	387	336,548	(453,605)	-
Total liabilities	130,626	2,241	425,909	(453,605)	105,171

Earnings reinvested	195,207	(404)	144,607	(144,203)	195,207
Other shareholders' equity	(81,363)	469	443,367	(443,836)	(81,363)
Total shareholders' equity	113,844	65	587,974	(588,039)	113,844
Total liabilities and
shareholders' equity	$244,470	$2,306	$1,013,883	$(1,041,644)	$219,015

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings,	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of cash flows for six months ended June 30, 2007
Cash provided by/(used in) operating
activities	$1,135	$39	$24,879	$(449)	$25,604
Cash flows from investing activities
Additions to property, plant and
equipment	(622)	-	(6,270)	-	(6,892)
Sales of long-term assets	156	-	1,517	-	1,673
Net intercompany investing	18,178	(35)	(18,189)	46	-
All other investing, net	-	-	(1,104)	-	(1,104)
Net cash provided by/(used in)
investing activities	17,712	(35)	(24,046)	46	(6,323)
Cash flows from financing activities
Additions to long-term debt	-	-	99	-	99
Reductions in long-term debt	-	-	(75)	-	(75)
Additions/(reductions) in short-term
debt - net	40	-	206	-	246
Cash dividends	(3,786)	-	(449)	449	(3,786)
Net ExxonMobil shares sold/(acquired)	(15,421)	-	-	-	(15,421)
Net intercompany financing activity	-	(4)	50	(46)	-
All other financing, net	237	-	(461)	-	(224)
Net cash provided by/(used in)
financing activities	(18,930)	(4)	(630)	403	(19,161)
Effects of exchange rate changes
on cash	-	-	595	-	595
Increase/(decrease) in cash and cash
equivalents	$(83)	$-	$798	$-	$715

Condensed consolidated statement of cash flows for six months ended June 30, 2006
Cash provided by/(used in) operating
activities	$1,687	$54	$25,330	$(1,144)	$25,927
Cash flows from investing activities
Additions to property, plant and
equipment	(755)	-	(6,831)	-	(7,586)
Sales of long-term assets	96	-	1,354	-	1,450
Net intercompany investing	12,576	(55)	(12,611)	90	-
All other investing, net	-	-	(640)	-	(640)
Net cash provided by/(used in)
investing activities	11,917	(55)	(18,728)	90	(6,776)
Cash flows from financing activities
Additions to long-term debt	-	-	72	-	72
Reductions in long-term debt	-	-	(27)	-	(27)
Additions/(reductions) in short-term
debt - net	(122)	-	228	-	106
Cash dividends	(3,883)	-	(1,144)	1,144	(3,883)
Net ExxonMobil shares sold/(acquired)	(12,394)	-	-	-	(12,394)
Net intercompany financing activity	-	1	89	(90)	-
All other financing, net	128	-	(377)	-	(249)
Net cash provided by/(used in)
financing activities	(16,271)	1	(1,159)	1,054	(16,375)
Effects of exchange rate changes
on cash	-	-	666	-	666
Increase/(decrease) in cash and cash
equivalents	$(2,667)	$-	$6,109	$-	$3,442

EXXON MOBIL CORPORATION

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Second Quarter		First Six Months
	2007	2006	2007	2006
	(millions of dollars)
Net Income (U.S. GAAP)
Upstream
United States	$1,222	$1,644	$2,399	$2,924
Non-U.S.	4,731	5,490	9,595	10,593
Downstream
United States	1,745	1,354	2,584	2,033
Non-U.S.	1,648	1,131	2,721	1,723
Chemical
United States	204	189	550	518
Non-U.S.	809	651	1,699	1,271
Corporate and financing	(99)	(99)	(8)	(302)
Net Income (U.S. GAAP)	$10,260	$10,360	$19,540	$18,760

Net income per common share (dollars)	$1.85	$1.74	$3.49	$3.12
Net income per common share
- assuming dilution (dollars)	$1.83	$1.72	$3.45	$3.09

REVIEW OF SECOND QUARTER AND FIRST SIX MONTHS 2007 RESULTS

Exxon Mobil Corporation reported second quarter 2007 net income of $10,260 million.  Earnings per share were up 6 percent from the second quarter of 2006 to $1.83 reflecting the reduced number of shares outstanding.  Lower natural gas realizations were mostly offset by higher refining, marketing and chemical margins.  Excluding cumulative entitlement and divestment impacts, as well as OPEC quota effects, liquids production increased by 5 percent.

__________________________________________________________

Record first half net income of $19,540 million increased by 4 percent versus 2006.  Earnings per share of $3.45 increased by 12 percent due to strong earnings and the reduction in the number of shares outstanding.  Excluding cumulative entitlement and divestment impacts, as well as OPEC quota effects, liquids production increased by 6 percent.

	Second Quarter		First Six Months
	2007	2006	2007	2006
	(millions of dollars)
Upstream earnings
United States	$1,222	$1,644	$2,399	$2,924
Non-U.S.	4,731	5,490	9,595	10,593
Total	$5,953	$7,134	$11,994	$13,517

Upstream earnings in the second quarter of 2007 were $5,953 million, down $1,181 million from 2006, primarily reflecting lower gas realizations, lower gains on asset sales and the absence of prior period tax items.  On an oil-equivalent basis, production decreased by 1 percent from the second quarter of 2006.  Excluding the cumulative impact of entitlements and divestments, as well as OPEC quota effects, production was up nearly 4 percent.

Liquids production of 2,668 kbd (thousands of barrels per day) was 34 kbd lower.  Mature field decline was partly offset by increased production from projects in Russia and Qatar.  Excluding cumulative entitlement and divestment effects, as well as OPEC quota impacts, liquids production increased by 5 percent.

Second quarter natural gas production was 8,711 mcfd (millions of cubic feet per day) compared with 8,754 mcfd last year.  The impact of mature field decline and lower European demand was offset by higher volumes from projects in Qatar, Canada and Malaysia and the absence of planned maintenance activity in 2006.  Excluding cumulative entitlement and divestment effects natural gas production increased by nearly 1 percent.

Earnings from U.S. Upstream operations were $1,222 million, $422 million lower than the second quarter of 2006.  Non-U.S. Upstream earnings were $4,731 million, down $759 million from 2006.

__________________________________________________________

Upstream earnings for the first six months of 2007 were $11,994 million, a decrease of $1,523 million from 2006 due to lower liquids and natural gas realizations and lower gains from asset sales.  On an oil-equivalent basis, production decreased 2 percent from last year.  Excluding cumulative entitlement and divestment effects, as well as OPEC quota impacts, production increased by 2 percent.

Liquids production of 2,707 kbd increased by 7 kbd from 2006.  Higher production from projects in West Africa and Russia was partly offset by mature field decline.  Excluding cumulative entitlement and divestment effects, as well as OPEC quota impacts, liquids production increased 6 percent.

Natural gas production of 9,409 mcfd decreased 549 mcfd from 2006.  Lower volumes from mature field decline and lower European demand were partly offset by projects in Qatar, Canada and Malaysia.

Earnings from U.S. Upstream operations for 2007 were $2,399 million, a decrease of $525 million.  Earnings outside the U.S. were $9,595 million, $998 million lower than 2006.

	Second Quarter		First Six Months
	2007	2006	2007	2006
	(millions of dollars)
Downstream earnings
United States	$1,745	$1,354	$2,584	$2,033
Non-U.S.	1,648	1,131	2,721	1,723
Total	$3,393	$2,485	$5,305	$3,756

Downstream earnings in the second quarter of 2007 were $3,393 million, up $908 million from 2006, driven by higher refining and marketing margins and the sale of the Ingolstadt refinery in Germany.  Petroleum product sales were 6,974 kbd, 86 kbd lower than last year's second quarter.

U.S. Downstream earnings were $1,745 million, up $391 million from the second quarter of 2006.  Non-U.S. Downstream earnings of $1,648 million were $517 million higher.

__________________________________________________________

Downstream earnings in the first six months of 2007 were $5,305 million, an increase of $1,549 million from 2006 reflecting stronger worldwide refining and marketing margins and the sale of the Ingolstadt refinery in Germany.  Petroleum product sales of 7,085 kbd decreased from 7,118 kbd in 2006.

U.S. Downstream earnings were $2,584 million, up $551 million.  Non-U.S. Downstream earnings were $2,721 million, $998 million higher than last year.

	Second Quarter		First Six Months
	2007	2006	2007	2006
	(millions of dollars)
Chemical earnings
United States	$204	$189	$550	$518
Non-U.S.	809	651	1,699	1,271
Total	$1,013	$840	$2,249	$1,789

Chemical earnings in the second quarter of 2007 were $1,013 million, up $173 million from 2006 due to improved margins.  Prime product sales of 6,897 kt (thousands of metric tons) in the second quarter of 2007 were up 42 kt from the prior year.

__________________________________________________________

Chemical earnings for the first six months of 2007 were $2,249 million, up $460 million from 2006 driven by higher margins.  Prime product sales were 13,702 kt, down 69 kt from 2006.

	Second Quarter		First Six Months
	2007	2006	2007	2006
	(millions of dollars)

Corporate and financing earnings	$(99)	$(99)	$(8)	$(302)

Corporate and financing expenses in the second quarter of 2007 of $99 million were flat with 2006.

__________________________________________________________

Corporate and financing expenses for the first six months of 2007 were $8 million, a decrease of $294 million, mainly due to favorable tax items.

LIQUIDITY AND CAPITAL RESOURCES

	Second Quarter		First Six Months
	2007	2006	2007	2006
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			$25,604	$25,927
Investing activities			(6,323)	(6,776)
Financing activities			(19,161)	(16,375)
Effect of exchange rate changes			595	666
Increase/(decrease) in cash and cash equivalents			$715	$3,442

Cash and cash equivalents			$28,959	$32,113
Cash and cash equivalents - restricted (note 3)			4,604	4,604
Total cash and cash equivalents (at end of period)			$33,563	$36,717

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	$11,318	$11,296	$25,604	$25,927
Sales of subsidiaries, investments and property,
plant and equipment	1,135	1,056	1,673	1,450
Cash flow from operations and asset sales	$12,453	$12,352	$27,277	$27,377

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider asset sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities.

Total cash and cash equivalents, including the $4.6 billion of restricted cash, was $33.6 billion at the end of the second quarter of 2007.

Cash provided by operating activities totaled $25,604 million for the first six months of 2007, similar to 2006.  The major source of funds was net income of $19,540 million, adjusted for the noncash provision of $5,936 million for depreciation and depletion, both of which increased.  Net changes in operational working capital in 2007 compared to 2006 provided an offset.  For additional details, see the Condensed Consolidated Statement of Cash Flows on page 5.

Investing activities for the first six months of 2007 used net cash of $6,323 million compared to $6,776 million in the prior year. Spending for additions to property, plant and equipment decreased $694 million to $6,892 million.  Proceeds from asset divestments of $1,673 million in 2007 were higher.

Cash flow from operations and asset sales in the first six months of 2007 of $27.3 billion, including asset sales of $1.7 billion, was comparable to the prior year period.  Cash flow from operations and asset sales in the second quarter of 2007 was $12.5 billion, including asset sales of $1.1 billion.

Net cash used in financing activities of $19,161 million in the first six months of 2007 increased $2,786 million reflecting a higher level of purchases of shares of ExxonMobil stock.

During the second quarter of 2007, Exxon Mobil Corporation purchased 99 million shares of its common stock for the treasury at a gross cost of $8.1 billion.  These purchases included $7.0 billion to reduce the number of shares outstanding, with the balance used to offset shares issued in conjunction with the company's benefit plans and programs.  Shares outstanding were reduced from 5,633 million at the end of the first quarter to 5,546 million at the end of the second quarter.

Gross share purchases in 2007 were $16.0 billion which reduced shares outstanding by 3.2 percent.  Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed a total of $9.0 billion to shareholders in the second quarter through dividends of $2.0 billion and share purchases to reduce shares outstanding of $7.0 billion, an increase of 14 percent versus the second quarter of 2006.  For the first half of 2007, distributions to shareholders totaled $17.8 billion, an increase of $2.9 billion versus 2006.

Total debt of $8.8 billion at June, 30, 2007, increased from $8.3 billion at year-end 2006.  The Corporation's debt to total capital ratio was 6.8 percent at the end of the second quarter of 2007 compared to 6.6 percent at year-end 2006.

Although the Corporation issues long-term debt from time to time and maintains a revolving commercial paper program, internally generated funds cover the majority of its financial requirements.

In accordance with a nationalization decree issued by Venezuela's President Chavez in February of this year, a subsidiary of the Venezuelan National Oil Company (PdVSA) assumed the operatorship of the Cerro Negro heavy oil development on May 1, 2007.  This development had been operated and owned by ExxonMobil affiliates holding a 41.67 percent ownership interest in the project.  ExxonMobil's net investment in Cerro Negro producing assets is about $750 million, which is less than one percent of ExxonMobil's worldwide property, plant and equipment.

The decree also required conversion of the Cerro Negro project into a "mixed enterprise" structure and an increase in PdVSA's or another Venezuelan state-owned oil company's ownership interest in the project, with the stipulation that if an agreement was not reached for the formation of the mixed enterprise during a specified period of time, the government would "directly take on the activities" carried out by the joint venture.  ExxonMobil's affiliate was not able to reach agreement on the formation of a mixed enterprise and on June 27, 2007, the government took over ExxonMobil's 41.67 percent interest in the Cerro Negro project.  Discussions with Venezuelan authorities over the compensation to be paid to ExxonMobil have not yet been completed.  At this time the net impact of this matter on the Corporation's consolidated financial results cannot be reasonably estimated.  However, the Corporation does not expect the resolution to have a material effect upon the Corporation's operations or financial condition.

The Corporation, as part of its ongoing asset management program, continues to evaluate its mix of assets for potential upgrade.  Because of the ongoing nature of this program, dispositions will continue to be made from time to time which will result in either gains or losses.

TAXES

	Second Quarter		First Six Months
	2007	2006	2007	2006
	(millions of dollars)
Taxes
Income taxes	$7,668	$7,844	$14,452	$14,903
Sales-based taxes	7,810	8,211	15,094	15,875
All other taxes and duties	10,665	11,033	21,073	20,780
Total	$26,143	$27,088	$50,619	$51,558

Effective income tax rate	44%	44%	44%	46%

Income, sales-based and all other taxes and duties for the second quarter of 2007 of $26,143 million were down $945 million compared to 2006.  In the second quarter of 2007 income tax expense was $7,668 million and the effective income tax rate was 44 percent, compared to $7,844 million and 44 percent, respectively, in the prior year period.

__________________________________________________________

Income, sales-based and all other taxes and duties for the first six months of 2007 of $50,619 million were down $939 million compared to 2006.  In the first six months of 2007 income tax expense was $14,452 million and the effective income tax rate was 44 percent, compared to $14,903 million and 46 percent, respectively, in the prior year period.  Resolution of income tax related issues resulted in charges in the first six months of 2006.

CAPITAL AND EXPLORATION EXPENDITURES

	Second Quarter		First Six Months
	2007	2006	2007	2006
	(millions of dollars)
Capital and exploration expenditures
Upstream (including exploration expenses)	$3,866	$3,932	$7,335	$8,019
Downstream	874	742	1,405	1,323
Chemical	276	186	495	330
Other	23	41	26	53
Total	$5,039	$4,901	$9,261	$9,725

ExxonMobil continued to actively invest in the second quarter, spending $5.0 billion on capital and exploration projects.  For the first six months of 2007, spending on capital and exploration projects was $9.3 billion.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the six months ended June 30, 2007, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form

10-K for 2006.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of June 30, 2007.  Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes during the Corporation's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Regarding previously reported matters, the Corporation and Chalmette Refining, L.L.C. (which is fifty-percent owned by the Corporation) have identified and reported noncompliance with certain air pollution control provisions for certain streams at their U.S. refineries under their respective 2005 and 2006 consent decrees with the U.S. Environmental Protection Agency ("EPA") et al. relating to EPA's New Source Review Enforcement Initiative.  Although penalties have not yet been assessed and no formal enforcement proceedings have been commenced under these consent decrees, the total penalties associated with disclosed noncompliance items are likely to exceed $100,000.

Regarding another previously reported matter, on June 15, 2007, ExxonMobil Oil Corporation ("EMOC") entered into a Consent Order with the New York State Department of Environmental Conservation ("NYSDEC") to resolve the penalty phase of an enforcement action that had commenced in 2002.  In June 2002, the NYSDEC issued a Notice of Hearing and Complaint with respect to EMOC's distribution terminal in New Windsor, New York, alleging discharges of petroleum into waters of the State that were allegedly neither timely reported nor immediately contained.  In 2003, EMOC entered into a Consent Order with the State and agreed to a scope of work, with the issue of penalties reserved.  The present Consent Order settles the outstanding penalty issue for $250,000.

Regarding the previously reported matter concerning the Corporation's Brooklyn, New York, terminal, on July 17, 2007, the New York Attorney General ("AG") filed a civil lawsuit against the Corporation in U.S. District Court for the Eastern District of New York. The AG alleges that (1) the Corporation wrongfully discharged, and has failed to timely investigate and remediate, several million gallons of petroleum and non-petroleum “pollutants,” which have contaminated air, subsurface soils, groundwater, wetlands and surface water in Greenpoint; (2) the plume continues to migrate into Newtown Creek; (3) the Corporation has wrongfully discharged certain petroleum constituents from its remediation system into Newtown Creek; (4) the Corporation violated its Consent Orders (and state law) by suspending operation of its remediation system in 2007; and (5) the discharge has placed area residents at risk due to potential toxic vapors from the contamination.  The complaint alleges that the Corporation violated several federal laws (RCRA, CWA, CERCLA and the Oil Pollution Act) and state statutes (i.e., New York Navigation Law and Environmental Conservation Law) and that the Corporation is liable under common law theories of public nuisance, indemnification and restitution. The State seeks, among other things, reimbursement of past and future remediation expenses, civil penalties under various state and federal statutes, natural resource damages and costs of restoration, injunctive relief and attorney fees. The complaint does not specify an amount of penalties or damages sought.

On May 16, 2007, the ExxonMobil Baytown Olefins Plant received a proposed Agreed Order from the Texas Commission on Environmental Quality ("TCEQ") relating to two alleged unauthorized air emissions events (January 1, 2006, and December 10, 2005), and one alleged violation of the related release reporting requirements for the December event. The Corporation is contesting the enforcement relating to the January 1, 2006, emissions event. TCEQ has argued for a total administrative penalty of $170,190, of which $160,000 is related to the contested issues.  The TCEQ referred the matter to its litigation division in July.

The U.S. Coast Guard, U.S. Environmental Protection Agency and the Department of Justice have alleged that the Company is responsible for a spill that occurred on or about January 10, 2006, on the Island End River near the Company's Everett Terminal facility in Everett, Massachusetts.  The Department of Justice has indicated that it intends to seek corrective action and penalties in excess of $100,000.

Refer to the relevant portions of note 3 on pages 7 and 8 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for the Quarter Ended June 30, 2007

			Total Number of	Maximum Number
			Shares Purchased	Of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

April, 2007	31,928,312	$78.12	31,928,312

May, 2007	34,594,451	$81.73	34,594,451

June, 2007	32,952,608	$83.79	32,952,608

Total	99,475,371	$81.25	99,475,371	(See Note 1)

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders on May 30, 2007, the following proposals were voted upon.  Percentages are based on the total of the shares voted For and Against.

Concerning Election of Directors

	Votes		Votes
Nominees	Cast For		Withheld
Michael J. Boskin	4,450,845,595	93.0%	332,662,710
William W. George	4,680,858,322	97.9%	102,649,983
James R. Houghton	4,618,790,650	96.6%	164,717,655
William R. Howell	4,594,185,591	96.0%	189,322,714
Reatha Clark King	4,645,666,846	97.1%	137,841,459
Philip E. Lippincott	4,624,158,297	96.7%	159,350,008
Marilyn Carlson Nelson	4,654,418,611	97.3%	129,089,694
Samuel J. Palmisano	4,682,322,635	97.9%	101,185,670
Steven S Reinemund	4,689,466,769	98.0%	94,041,536
Walter V. Shipley	4,666,385,008	97.6%	117,123,297
J. Stephen Simon	4,661,892,049	97.5%	121,616,256
Rex W. Tillerson	4,650,935,732	97.2%	132,572,573

Concerning Ratification of Independent Auditors
Votes Cast For:	4,629,664,471	98.0%
Votes Cast Against:	95,430,383	2.0%
Abstentions:	58,413,451
Broker Non-Votes:	0

Concerning Cumulative Voting
Votes Cast For:	1,188,070,531	31.9%
Votes Cast Against:	2,536,616,551	68.1%
Abstentions:	84,426,805
Broker Non-Votes:	974,394,418

Concerning Special Shareholder Meetings
Votes Cast For:	1,776,227,449	47.7%
Votes Cast Against:	1,944,489,736	52.3%
Abstentions:	88,396,702
Broker Non-Votes:	974,394,418

Concerning Board Chairman and CEO
Votes Cast For:	1,490,198,067	40.0%
Votes Cast Against:	2,231,565,469	60.0%
Abstentions:	87,350,351
Broker Non-Votes:	974,394,418

Concerning Dividend Strategy
Votes Cast For:	211,258,526	5.7%
Votes Cast Against:	3,504,312,677	94.3%
Abstentions:	93,542,684
Broker Non-Votes:	974,394,418

Concerning Shareholder Advisory Vote on Executive Compensation
Votes Cast For:	1,487,477,280	41.3%
Votes Cast Against:	2,118,376,225	58.7%
Abstentions:	203,260,382
Broker Non-Votes:	974,394,418

Concerning CEO Compensation Decisions
Votes Cast For:	261,431,225	7.1%
Votes Cast Against:	3,404,006,556	92.9%
Abstentions:	143,676,106
Broker Non-Votes:	974,394,418

Concerning Executive Compensation Report
Votes Cast For:	430,534,450	11.6%
Votes Cast Against:	3,275,987,445	88.4%
Abstentions:	102,591,992
Broker Non-Votes:	974,394,418

Concerning Executive Compensation Limit
Votes Cast For:	188,478,071	5.1%
Votes Cast Against:	3,517,698,843	94.9%
Abstentions:	102,936,973
Broker Non-Votes:	974,394,418

Concerning Incentive Pay Recoupment
Votes Cast For:	1,754,228,659	47.2%
Votes Cast Against:	1,965,507,487	52.8%
Abstentions:	89,377,741
Broker Non-Votes:	974,394,418

Concerning Political Contributions Report
Votes Cast For:	826,910,014	25.4%
Votes Cast Against:	2,422,502,196	74.6%
Abstentions:	559,701,677
Broker Non-Votes:	974,394,418

Concerning Amendment of EEO Policy
Votes Cast For:	1,342,391,658	37.7%
Votes Cast Against:	2,219,078,352	62.3%
Abstentions:	247,643,877
Broker Non-Votes:	974,394,418

Concerning Community Environmental Impact
Votes Cast For:	318,824,219	9.8%
Votes Cast Against:	2,932,668,098	90.2%
Abstentions:	557,621,570
Broker Non-Votes:	974,394,418

Concerning Greenhouse Gas Emissions Goals
Votes Cast For:	1,020,056,278	31.1%
Votes Cast Against:	2,257,532,822	68.9%
Abstentions:	531,224,787
Broker Non-Votes:	974,694,418

Concerning CO2 Information at the Pump
Votes Cast For:	234,982,362	7.1%
Votes Cast Against:	3,071,486,949	92.9%
Abstentions:	502,644,576
Broker Non-Votes:	974,394,418

Concerning Renewable Energy Investment Levels
Votes Cast For:	237,673,643	7.3%
Votes Cast Against:	3,020,099,642	92.7%
Abstentions:	551,340,602
Broker Non-Votes:	974,394,418

For additional information, see the registrant's definitive proxy statement dated April 11, 2007, "Item 1 - Election of Directors" (beginning on page 12) and the items beginning with "Item 2 - Ratification of Independent Auditors", on page 44, through "Item 17 - Renewable Energy Investment Levels", ending on page 64.

Item 6.  Exhibits

Exhibit

Description

3(ii)

By-Laws, as revised to July 31, 2002.

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

Date: August 7, 2007

By:   /s/  Patrick T. Mulva

        Name:  Patrick T. Mulva

        Title:     Vice President, Controller and

                      Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit

Description

3(ii)

By-Laws, as revised to July 31, 2002.

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