Form 10-Q
period 2007-09-30
EXXON MOBIL CORP
filed 2007-11-07
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                                                               Outstanding as of September 30, 2007

Common stock, without par value                                                            5,463,625,615

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

Page

Number

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Statement of Income

3

Three and nine months ended September 30, 2007 and 2006

Condensed Consolidated Balance Sheet

4

As of September 30, 2007 and December 31, 2006

Condensed Consolidated Statement of Cash Flows

5

Nine months ended September 30, 2007 and 2006

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

Legal Proceedings

22-23

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 6.

Exhibits

24

Signature

25

Index to Exhibits

26

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES AND OTHER INCOME
Sales and other operating revenue (1)	$99,130	$96,268	$278,363	$278,609
Income from equity affiliates	2,158	1,778	6,088	5,265
Other income	1,049	1,547	3,459	3,733
Total revenues and other income	102,337	99,593	287,910	287,607

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases	51,973	49,364	139,642	140,365
Production and manufacturing expenses	7,884	7,057	22,845	21,897
Selling, general and administrative expenses	3,656	3,412	10,836	10,435
Depreciation and depletion	3,159	2,730	9,095	8,134
Exploration expenses, including dry holes	349	352	974	810
Interest expense	73	281	272	553
Sales-based taxes (1)	7,970	7,764	23,064	23,639
Other taxes and duties	10,229	10,163	29,708	29,206
Income applicable to minority interests	284	292	722	727
Total costs and other deductions	85,577	81,415	237,158	235,766

INCOME BEFORE INCOME TAXES	16,760	18,178	50,752	51,841
Income taxes	7,350	7,688	21,802	22,591
NET INCOME	$9,410	$10,490	$28,950	$29,250

NET INCOME PER COMMON SHARE (dollars)	$1.72	$1.79	$5.21	$4.91

NET INCOME PER COMMON SHARE
- ASSUMING DILUTION (dollars)	$1.70	$1.77	$5.15	$4.86

DIVIDENDS PER COMMON SHARE (dollars)	$0.35	$0.32	$1.02	$0.96

(1) Sales-based taxes included in sales and other
operating revenue	$7,970	$7,764	$23,064	$23,639

The information in the Notes to Condensed Consolidated Financial Statements
is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)

	Sept. 30,	Dec. 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$31,423	$28,244
Cash and cash equivalents - restricted (note 3)	4,604	4,604
Marketable securities	190	0
Notes and accounts receivable - net	31,832	28,942
Inventories
Crude oil, products and merchandise	10,883	8,979
Materials and supplies	2,136	1,735
Prepaid taxes and expenses	4,179	3,273
Total current assets	85,247	75,777
Property, plant and equipment - net	119,102	113,687
Investments and other assets	32,312	29,551

TOTAL ASSETS	$236,661	$219,015

LIABILITIES
Current liabilities
Notes and loans payable	$2,095	$1,702
Accounts payable and accrued liabilities	43,525	39,082
Income taxes payable	10,300	8,033
Total current liabilities	55,920	48,817
Long-term debt	6,896	6,645
Deferred income tax liabilities	22,329	20,851
Other long-term liabilities	32,913	28,858

TOTAL LIABILITIES	118,058	105,171

Commitments and contingencies (note 3)

SHAREHOLDERS' EQUITY
Common stock, without par value:
Authorized: 9,000 million shares
Issued: 8,019 million shares	4,988	4,786
Earnings reinvested	218,761	195,207
Accumulated other comprehensive income
Cumulative foreign exchange translation adjustment	7,433	3,733
Postretirement benefits reserves adjustment	(6,584)	(6,495)
Common stock held in treasury:
2,556 million shares at September 30, 2007	(105,995)
2,290 million shares at December 31, 2006		(83,387)

TOTAL SHAREHOLDERS' EQUITY	118,603	113,844

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$236,661	$219,015

The number of shares of common stock issued and outstanding at September 30, 2007 and
December 31, 2006 were 5,463,625,615 and 5,728,702,212, respectively.

The information in the Notes to Condensed Consolidated Financial Statements
is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,950	$29,250
Depreciation and depletion	9,095	8,134
Changes in operational working capital, excluding cash and debt	1,283	3,836
All other items - net	1,339	(796)

Net cash provided by operating activities	40,667	40,424

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(10,827)	(11,301)
Sales of subsidiaries, investments, and property, plant and equipment	2,422	2,328
Other investing activities - net	(1,660)	(1,791)

Net cash used in investing activities	(10,065)	(10,764)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	104	123
Reductions in long-term debt	(111)	(31)
Additions/(reductions) in short-term debt - net	186	245
Cash dividends to ExxonMobil shareholders	(5,718)	(5,775)
Cash dividends to minority interests	(252)	(207)
Changes in minority interests and sales/(purchases)
of affiliate stock	(510)	(380)
Tax benefits related to stock-based awards	356	270
Common stock acquired	(23,884)	(21,208)
Common stock sold	891	829

Net cash used in financing activities	(28,938)	(26,134)

Effects of exchange rate changes on cash	1,515	537

Increase/(decrease) in cash and cash equivalents	3,179	4,063
Cash and cash equivalents at beginning of period	28,244	28,671
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,423	$32,734

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$17,947	$18,637
Cash interest paid	$376	$1,099

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

The following table summarizes the tax years that remain subject to examination by major tax jurisdiction:

Country of Operation	Open Tax Years

Abu Dhabi	2000-2006
Angola	2002-2006
Australia	2000-2006
Canada	1990-2006
Equatorial Guinea	2004-2006
Germany	1998-2006
Japan	2002-2006
Malaysia	1983-2006
Nigeria	1998-2006
Norway	1993-2006
United Kingdom	2002-2006
United States	1989-2006

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

A number of lawsuits, including class actions, were brought in various courts against Exxon Mobil Corporation and certain of its subsidiaries relating to the accidental release of crude oil from the tanker Exxon Valdez in 1989. All the compensatory claims have been resolved and paid. All of the punitive damage claims were consolidated in the civil trial that began in 1994. The first judgment from the United States District Court for the District of Alaska in the amount of $5 billion was vacated by the United States Court of Appeals for the Ninth Circuit as being excessive under the Constitution. The second judgment in the amount of $4 billion was vacated by the Ninth Circuit panel without argument and sent back for the District Court to reconsider in light of the recent U.S. Supreme Court decision in Campbell v. State Farm. The most recent District Court judgment for punitive damages was for $4.5 billion plus interest and was entered in January 2004. The Corporation posted a $5.4 billion letter of credit. ExxonMobil and the plaintiffs appealed this decision to the Ninth Circuit, which ruled on December 22, 2006, that the award be reduced to $2.5 billion. On January 12, 2007, ExxonMobil petitioned the Ninth Circuit Court of Appeals for a rehearing en banc of its appeal. On May 23, 2007, with two dissenting opinions, the Ninth Circuit determined not to re-hear ExxonMobil's appeal before the full court. ExxonMobil filed a petition for writ of certiorari to the U.S. Supreme Court on August 20, 2007. On October 29, 2007, the U.S. Supreme Court granted ExxonMobil's petition for a writ of certiorari. While it is reasonably possible that a liability for punitive damages may have been incurred from the Exxon Valdez grounding, it is not possible to predict the ultimate outcome or to reasonably estimate any such potential liability.

In December 2000, a jury in the 15th Judicial Circuit Court of Montgomery County, Alabama, returned a verdict against the Corporation in a dispute over royalties in the amount of $88 million in compensatory damages and $3.4 billion in punitive damages in the case of Exxon Corporation v. State of Alabama, et al. The verdict was upheld by the trial court in May 2001. In December 2002, the Alabama Supreme Court vacated the $3.5 billion jury verdict. The case was retried and in November 2003, a state district court jury in Montgomery, Alabama, returned a verdict against Exxon Mobil Corporation. The verdict included $63.5 million in compensatory damages and $11.8 billion in punitive damages. In March 2004, the district court judge reduced the amount of punitive damages to $3.5 billion. ExxonMobil appealed the decision to the Alabama Supreme Court.  On November 1, 2007, the Alabama Supreme Court reversed the trial court's fraud judgment and instructed the district court to enter judgment for ExxonMobil, eliminating the punitive damage award.  The Court also ruled in ExxonMobil's favor on some of the disputed lease issues, reducing the compensatory award to $52 million.  In May 2004, the Corporation posted a $4.5 billion supersedeas bond as required by Alabama law to stay execution of the judgment pending appeal. The Corporation pledged to the issuer of the bond collateral consisting of cash and short-term, high-quality securities with an aggregate value of approximately $4.6 billion. This collateral is reported as restricted cash and cash equivalents on the Condensed Consolidated Balance Sheet. Under the terms of the pledge agreement, the Corporation is entitled to receive the income generated from the cash and securities and to make investment decisions, but is restricted from using the pledged cash and securities for any other purpose until such time the bond is canceled. The Company will pursue the cancellation of the bond and the release of the pledged collateral.

In 2001, a Louisiana state court jury awarded compensatory damages of $56 million and punitive damages of $1 billion to a landowner for damage caused by a third party that leased the property from the landowner. The third party provided pipe cleaning and storage services for the Corporation and other entities. The Louisiana Fourth Circuit Court of Appeals reduced the punitive damage award to $112 million in 2005. The Corporation appealed this decision to the Louisiana Supreme Court which, in March 2006, refused to hear the appeal. ExxonMobil has fully accrued and paid the compensatory and punitive damage awards. The Corporation appealed the punitive damage award to the U.S. Supreme Court, which on February 26, 2007, vacated the judgment and remanded the case to the Louisiana Fourth Circuit Court of Appeals for reconsideration in light of the recent U.S. Supreme Court decision in Williams v. Phillip Morris USA. On August 8, 2007, the Fourth Circuit issued its decision on remand and declined to reduce the punitive damage award. ExxonMobil is seeking further review in the Louisiana Supreme Court.

Tax issues for 1989 to 1993 remain pending before the U.S. Tax Court. The ultimate resolution of these issues is not expected to have a materially adverse effect upon the Corporation’s operations or financial condition.

Other Contingencies

As of September 30, 2007
	Equity	Other
	Company	Third Party
	Obligations	Obligations	Total
(millions of dollars)
Total guarantees	$3,796	$697	$4,493

The Corporation and certain of its consolidated subsidiaries were contingently liable at September 30, 2007, for $4,493 million, primarily relating to guarantees for notes, loans and performance under contracts. Included in this amount were guarantees by consolidated affiliates of $3,796 million, representing ExxonMobil’s share of obligations of certain equity companies. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation's outstanding unconditional purchase obligations at September 30, 2007, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

In accordance with a nationalization decree issued by Venezuela's President Chavez in February of this year, by May 1, 2007, a subsidiary of the Venezuelan National Oil Company (PdVSA) assumed the operatorship of the Cerro Negro Heavy Oil Project. This Project had been operated and owned by ExxonMobil affiliates (ExxonMobil) holding a 41.67 percent ownership interest in the Project. The decree also required conversion of the Cerro Negro Project into a "mixed enterprise" structure and an increase in PdVSA's or one of its affiliate's ownership interest in the Project, with the stipulation that if an agreement was not reached for the formation of the mixed enterprise during a specified period of time, the government would "directly take on the activities" carried out by the joint venture. ExxonMobil and Venezuela were not able to reach agreement on the formation of a mixed enterprise and on June 27, 2007, the government expropriated ExxonMobil's 41.67 percent interest in the Cerro Negro Project.

Subsequent discussions with Venezuelan authorities have not resulted in an agreement on the amount of compensation to be paid to ExxonMobil. On September 6, 2007, ExxonMobil filed a Request for Arbitration with the International Centre for Settlement of Investment Disputes. At this time the net impact of this matter on the Corporation's consolidated financial results cannot be reasonably estimated.  However, the Corporation does not expect the resolution to have a material effect upon the Corporation's operations or financial condition.  At the time the assets were expropriated, ExxonMobil's remaining net book investment in Cerro Negro producing assets was about $750 million.

4.

Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(millions of dollars)

Net income	$9,410	$10,490	$28,950	$29,250
Other comprehensive income
(net of income taxes)
Foreign exchange translation adjustment	2,052	43	3,700	1,933
Postretirement benefits reserves adjustment
(excluding amortization)	(119)	0	(694)	0
Amortization of postretirement benefits reserves
adjustment included in net periodic benefit costs	190	0	605	0
Minimum pension liability adjustment
(before December 31, 2006, adoption of FAS 158)	0	(8)	0	(106)
Total comprehensive income	$11,533	$10,525	$32,561	$31,077

5.

Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

NET INCOME PER COMMON SHARE
Net income (millions of dollars)	$9,410	$10,490	$28,950	$29,250

Weighted average number of common shares
outstanding (millions of shares)	5,470	5,861	5,559	5,967

Net income per common share (dollars)	$1.72	$1.79	$5.21	$4.91

NET INCOME PER COMMON SHARE
- ASSUMING DILUTION
Net income (millions of dollars)	$9,410	$10,490	$28,950	$29,250

Weighted average number of common shares
outstanding (millions of shares)	5,470	5,861	5,559	5,967
Effect of employee stock-based awards	66	61	61	55
Weighted average number of common shares
outstanding - assuming dilution	5,536	5,922	5,620	6,022

Net income per common share
- assuming dilution (dollars)	$1.70	$1.77	$5.15	$4.86

6.

Pension and Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(millions of dollars)
Pension Benefits - U.S.
Components of net benefit cost
Service cost	$89	$85	$279	$253
Interest cost	172	159	516	476
Expected return on plan assets	(212)	(157)	(634)	(469)
Amortization of actuarial loss/(gain)
and prior service cost	67	69	201	205
Net pension enhancement and
curtailment/settlement cost	48	39	143	118
Net benefit cost	$164	$195	$505	$583

Pension Benefits - Non-U.S.
Components of net benefit cost
Service cost	$109	$109	$330	$319
Interest cost	261	225	745	661
Expected return on plan assets	(283)	(247)	(816)	(729)
Amortization of actuarial loss/(gain)
and prior service cost	108	131	331	384
Net pension enhancement and
curtailment/settlement cost	(13)	10	(4)	12
Net benefit cost	$182	$228	$586	$647

Other Postretirement Benefits
Components of net benefit cost
Service cost	$26	$19	$83	$56
Interest cost	99	79	309	231
Expected return on plan assets	(11)	(10)	(34)	(30)
Amortization of actuarial loss/(gain)
and prior service cost	86	57	244	163
Net benefit cost	$200	$145	$602	$420

7.

Disclosures about Segments and Related Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	$1,196	$1,192	$3,595	$4,116
Non-U.S.	5,103	5,301	14,698	15,894
Downstream
United States	914	1,272	3,498	3,305
Non-U.S.	1,087	1,466	3,808	3,189
Chemical
United States	296	458	846	976
Non-U.S.	906	893	2,605	2,164
All other	(92)	(92)	(100)	(394)
Corporate total	$9,410	$10,490	$28,950	$29,250

SALES AND OTHER OPERATING REVENUE (1)
Upstream
United States	$1,311	$1,514	$4,109	$4,691
Non-U.S.	5,136	6,059	15,932	21,860
Downstream
United States	26,243	25,068	73,148	71,852
Non-U.S.	57,233	54,602	158,346	154,583
Chemical
United States	3,453	3,565	10,102	10,050
Non-U.S.	5,743	5,454	16,707	15,559
All other	11	6	19	14
Corporate total	$99,130	$96,268	$278,363	$278,609

(1) Includes sales-based taxes

INTERSEGMENT REVENUE
Upstream
United States	$1,868	$1,675	$5,211	$5,614
Non-U.S.	12,181	11,588	34,446	30,812
Downstream
United States	3,819	3,619	10,162	9,695
Non-U.S.	13,225	12,955	37,051	36,287
Chemical
United States	2,462	2,067	6,376	5,990
Non-U.S.	2,030	1,874	5,718	5,272
All other	70	65	239	197

8.

Accounting for Suspended Exploratory Well Costs

For the category of exploratory well costs at year-end 2006 that were suspended more than one year, a total of $46 million was expensed in the first nine months of 2007.

9.

Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the deferred interest debentures due 2012 ($1,683 million long-term at September 30, 2007) and the debt securities due 2007-2011 ($52 million long-term and $13 million short-term) of SeaRiver Maritime Financial Holdings, Inc., a 100 percent owned subsidiary of Exxon Mobil Corporation.

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
	(millions of dollars)

Condensed consolidated statement of income for three months ended September 30, 2007
Revenues and other income
Sales and other operating revenue,
including sales-based taxes	$4,064	$-	$95,066	$-	$99,130
Income from equity affiliates	9,588	(2)	2,148	(9,576)	2,158
Other income	75	-	974	-	1,049
Intercompany revenue	10,424	27	92,089	(102,540)	-
Total revenues and other income	24,151	25	190,277	(112,116)	102,337
Costs and other deductions
Crude oil and product purchases	10,088	-	138,100	(96,215)	51,973
Production and manufacturing
expenses	1,758	-	7,476	(1,350)	7,884
Selling, general and administrative
expenses	629	-	3,201	(174)	3,656
Depreciation and depletion	455	-	2,704	-	3,159
Exploration expenses, including dry
holes	73	-	276	-	349
Interest expense	1,550	50	3,492	(5,019)	73
Sales-based taxes	-	-	7,970	-	7,970
Other taxes and duties	11	-	10,218	-	10,229
Income applicable to minority interests	-	-	284	-	284
Total costs and other deductions	14,564	50	173,721	(102,758)	85,577
Income before income taxes	9,587	(25)	16,556	(9,358)	16,760
Income taxes	177	(9)	7,182	-	7,350
Net income	$9,410	$(16)	$9,374	$(9,358)	$9,410

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings,	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for three months ended September 30, 2006
Revenues and other income
Sales and other operating revenue,
including sales-based taxes	$4,286	$-	$91,982	$-	$96,268
Income from equity affiliates	10,302	(5)	1,774	(10,293)	1,778
Other income	314	-	1,233	-	1,547
Intercompany revenue	10,558	26	89,101	(99,685)	-
Total revenues and other income	25,460	21	184,090	(109,978)	99,593
Costs and other deductions
Crude oil and product purchases	10,187	-	132,976	(93,799)	49,364
Production and manufacturing
expenses	1,799	-	6,464	(1,206)	7,057
Selling, general and administrative
expenses	584	-	2,987	(159)	3,412
Depreciation and depletion	374	-	2,356	-	2,730
Exploration expenses, including dry
holes	60	-	292	-	352
Interest expense	1,327	46	3,439	(4,531)	281
Sales-based taxes	-	-	7,764	-	7,764
Other taxes and duties	10	-	10,153	-	10,163
Income applicable to minority interests	-	-	292	-	292
Total costs and other deductions	14,341	46	166,723	(99,695)	81,415
Income before income taxes	11,119	(25)	17,367	(10,283)	18,178
Income taxes	629	(7)	7,066	-	7,688
Net income	$10,490	$(18)	$10,301	$(10,283)	$10,490

Condensed consolidated statement of income for nine months ended September 30, 2007
Revenues and other income
Sales and other operating revenue,
including sales-based taxes	$12,063	$-	$266,300	$-	$278,363
Income from equity affiliates	28,906	4	6,051	(28,873)	6,088
Other income	357	-	3,102	-	3,459
Intercompany revenue	28,172	78	255,917	(284,167)	-
Total revenues and other income	69,498	82	531,370	(313,040)	287,910
Costs and other deductions
Crude oil and product purchases	26,587	-	378,106	(265,051)	139,642
Production and manufacturing
expenses	5,305	-	21,423	(3,883)	22,845
Selling, general and administrative
expenses	1,901	-	9,498	(563)	10,836
Depreciation and depletion	1,240	-	7,855	-	9,095
Exploration expenses, including dry
holes	215	-	759	-	974
Interest expense	4,566	151	10,824	(15,269)	272
Sales-based taxes	-	-	23,064	-	23,064
Other taxes and duties	35	-	29,673	-	29,708
Income applicable to minority interests	-	-	722	-	722
Total costs and other deductions	39,849	151	481,924	(284,766)	237,158
Income before income taxes	29,649	(69)	49,446	(28,274)	50,752
Income taxes	699	(26)	21,129	-	21,802
Net income	$28,950	$(43)	$28,317	$(28,274)	$28,950

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings,	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for nine months ended September 30, 2006
Revenues and other income
Sales and other operating revenue,
including sales-based taxes	$12,436	$-	$266,173	$-	$278,609
Income from equity affiliates	28,646	7	5,256	(28,644)	5,265
Other income	722	-	3,011	-	3,733
Intercompany revenue	30,374	69	251,345	(281,788)	-
Total revenues and other income	72,178	76	525,785	(310,432)	287,607
Costs and other deductions
Crude oil and product purchases	28,914	-	377,212	(265,761)	140,365
Production and manufacturing
expenses	5,588	-	20,031	(3,722)	21,897
Selling, general and administrative
expenses	1,939	-	8,946	(450)	10,435
Depreciation and depletion	1,027	-	7,107	-	8,134
Exploration expenses, including dry
holes	215	-	595	-	810
Interest expense	3,403	137	8,884	(11,871)	553
Sales-based taxes	-	-	23,639	-	23,639
Other taxes and duties	26	-	29,180	-	29,206
Income applicable to minority interests	-	-	727	-	727
Total costs and other deductions	41,112	137	476,321	(281,804)	235,766
Income before income taxes	31,066	(61)	49,464	(28,628)	51,841
Income taxes	1,816	(24)	20,799	-	22,591
Net income	$29,250	$(37)	$28,665	$(28,628)	$29,250

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings,	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated balance sheet as of September 30, 2007
Cash and cash equivalents	$3,055	$-	$28,368	$-	$31,423
Cash and cash equivalents - restricted	-	-	4,604	-	4,604
Notes and accounts receivable - net	5,585	10	29,844	(3,607)	31,832
Inventories	1,352	-	11,667	-	13,019
Prepaid taxes and expenses	471	-	3,898	-	4,369
Total current assets	10,463	10	78,381	(3,607)	85,247
Property, plant and equipment - net	16,262	-	102,840	-	119,102
Investments and other assets	216,886	427	433,474	(618,475)	32,312
Intercompany receivables	11,258	1,938	439,850	(453,046)	-
Total assets	$254,869	$2,375	$1,054,545	$(1,075,128)	$236,661

Notes and loan payables	$261	$13	$1,821	$-	$2,095
Accounts payable and accrued liabilities	2,955	1	40,569	-	43,525
Income taxes payable	-	-	13,907	(3,607)	10,300
Total current liabilities	3,216	14	56,297	(3,607)	55,920
Long-term debt	276	1,735	4,885	-	6,896
Deferred income tax liabilities	1,636	222	20,471	-	22,329
Other long-term liabilities	11,954	-	20,959	-	32,913
Intercompany payables	119,184	383	333,479	(453,046)	-
Total liabilities	136,266	2,354	436,091	(456,653)	118,058

Earnings reinvested	218,761	(447)	152,343	(151,896)	218,761
Other shareholders' equity	(100,158)	468	466,111	(466,579)	(100,158)
Total shareholders' equity	118,603	21	618,454	(618,475)	118,603
Total liabilities and
shareholders' equity	$254,869	$2,375	$1,054,545	$(1,075,128)	$236,661

Condensed consolidated balance sheet as of December 31, 2006
Cash and cash equivalents	$6,355	$-	$21,889	$-	$28,244
Cash and cash equivalents - restricted	-	-	4,604	-	4,604
Notes and accounts receivable - net	2,057	-	26,885	-	28,942
Inventories	1,213	-	9,501	-	10,714
Prepaid taxes and expenses	357	-	2,916	-	3,273
Total current assets	9,982	-	65,795	-	75,777
Property, plant and equipment - net	16,730	-	96,957	-	113,687
Investments and other assets	201,257	423	415,910	(588,039)	29,551
Intercompany receivables	16,501	1,883	435,221	(453,605)	-
Total assets	$244,470	$2,306	$1,013,883	$(1,041,644)	$219,015

Notes and loan payables	$90	$13	$1,599	$-	$1,702
Accounts payable and accrued liabilities	3,025	1	36,056	-	39,082
Income taxes payable	548	1	7,484	-	8,033
Total current liabilities	3,663	15	45,139	-	48,817
Long-term debt	274	1,602	4,769	-	6,645
Deferred income tax liabilities	1,975	237	18,639	-	20,851
Other long-term liabilities	8,044	-	20,814	-	28,858
Intercompany payables	116,670	387	336,548	(453,605)	-
Total liabilities	130,626	2,241	425,909	(453,605)	105,171

Earnings reinvested	195,207	(404)	144,607	(144,203)	195,207
Other shareholders' equity	(81,363)	469	443,367	(443,836)	(81,363)
Total shareholders' equity	113,844	65	587,974	(588,039)	113,844
Total liabilities and
shareholders' equity	$244,470	$2,306	$1,013,883	$(1,041,644)	$219,015

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings,	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of cash flows for nine months ended September 30, 2007
Cash provided by/(used in) operating
activities	$21,063	$60	$40,176	$(20,632)	$40,667
Cash flows from investing activities
Additions to property, plant and
equipment	(912)	-	(9,915)	-	(10,827)
Sales of long-term assets	187	-	2,235	-	2,422
Net intercompany investing	4,554	(56)	(4,565)	67	-
All other investing, net	-	-	(1,660)	-	(1,660)
Net cash provided by/(used in)
investing activities	3,829	(56)	(13,905)	67	(10,065)
Cash flows from financing activities
Additions to long-term debt	-	-	104	-	104
Reductions in long-term debt	-	-	(111)	-	(111)
Additions/(reductions) in short-term
debt - net	163	-	23	-	186
Cash dividends	(5,718)	-	(20,632)	20,632	(5,718)
Net ExxonMobil shares sold/(acquired)	(22,993)	-	-	-	(22,993)
Net intercompany financing activity	-	(4)	71	(67)	-
All other financing, net	356	-	(762)	-	(406)
Net cash provided by/(used in)
financing activities	(28,192)	(4)	(21,307)	20,565	(28,938)
Effects of exchange rate changes
on cash	-	-	1,515	-	1,515
Increase/(decrease) in cash and cash
equivalents	$(3,300)	$-	$6,479	$-	$3,179

Condensed consolidated statement of cash flows for nine months ended September 30, 2006
Cash provided by/(used in) operating
activities	$1,122	$74	$40,556	$(1,328)	$40,424
Cash flows from investing activities
Additions to property, plant and
equipment	(1,188)	-	(10,113)	-	(11,301)
Sales of long-term assets	226	-	2,102	-	2,328
Net intercompany investing	20,711	(75)	(20,745)	109	-
All other investing, net	-	-	(1,791)	-	(1,791)
Net cash provided by/(used in)
investing activities	19,749	(75)	(30,547)	109	(10,764)
Cash flows from financing activities
Additions to long-term debt	-	-	123	-	123
Reductions in long-term debt	-	-	(31)	-	(31)
Additions/(reductions) in short-term
debt - net	(151)	-	396	-	245
Cash dividends	(5,775)	-	(1,328)	1,328	(5,775)
Net ExxonMobil shares sold/(acquired)	(20,379)	-	-	-	(20,379)
Net intercompany financing activity	-	1	108	(109)	-
All other financing, net	270	-	(587)	-	(317)
Net cash provided by/(used in)
financing activities	(26,035)	1	(1,319)	1,219	(26,134)
Effects of exchange rate changes
on cash	-	-	537	-	537
Increase/(decrease) in cash and cash
equivalents	$(5,164)	$-	$9,227	$-	$4,063

EXXON MOBIL CORPORATION

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Third Quarter		First Nine Months
	2007	2006	2007	2006
	(millions of dollars)
Net Income (U.S. GAAP)
Upstream
United States	$1,196	$1,192	$3,595	$4,116
Non-U.S.	5,103	5,301	14,698	15,894
Downstream
United States	914	1,272	3,498	3,305
Non-U.S.	1,087	1,466	3,808	3,189
Chemical
United States	296	458	846	976
Non-U.S.	906	893	2,605	2,164
Corporate and financing	(92)	(92)	(100)	(394)
Net Income (U.S. GAAP)	$9,410	$10,490	$28,950	$29,250

Net income per common share (dollars)	$1.72	$1.79	$5.21	$4.91
Net income per common share
- assuming dilution (dollars)	$1.70	$1.77	$5.15	$4.86

REVIEW OF THIRD QUARTER AND FIRST NINE MONTHS 2007 RESULTS

Exxon Mobil Corporation reported third quarter 2007 net income of $9,410 million ($1.70 per share), down 10 percent from the third quarter of 2006, while earnings per share were down 4 percent for the same period.  The decrease reflected lower downstream and chemical margins partly offset by higher crude oil realizations.  Excluding the impact of entitlements, divestments, OPEC quota effects and Venezuela, production on an oil-equivalent basis increased by 3 percent.

__________________________________________________________

Net income of $28,950 million for the first nine months of 2007 was $300 million lower than the record first nine months of 2006.  Earnings per share of $5.15 reflected strong earnings and increased by 6 percent due to the reduction in the number of shares outstanding.  Excluding the impact of entitlements, divestments, OPEC quota effects and Venezuela, liquids production increased by 5 percent.

	Third Quarter		First Nine Months
	2007	2006	2007	2006
	(millions of dollars)
Upstream earnings
United States	$1,196	$1,192	$3,595	$4,116
Non-U.S.	5,103	5,301	14,698	15,894
Total	$6,299	$6,493	$18,293	$20,010

Upstream earnings in the third quarter of 2007 were $6,299 million, down $194 million from the third quarter of 2006 primarily reflecting lower natural gas realizations and higher operating expenses, mostly offset by higher crude oil realizations.  On an oil-equivalent basis, production decreased by 2 percent from the third quarter of 2006.  Excluding the impact of entitlements, divestments, OPEC quota effects and Venezuela, production was up 3 percent.

Liquids production of 2,536 kbd (thousands of barrels per day) was 111 kbd lower.  Mature field decline and reduced entitlements were partly offset by increased production from projects in Africa and Russia.  Excluding the impact of entitlements, divestments, OPEC quota effects and Venezuela, liquids production was up 3 percent.

Third quarter natural gas production was 8,302 mcfd (millions of cubic feet per day), up 163 mcfd from 2006.   Increased volume from projects in Qatar was partly offset by the impact of mature field decline.  Excluding entitlement and divestment effects, natural gas production increased by 3 percent.

Earnings from U.S. Upstream operations were $1,196 million, $4 million higher than the third quarter of 2006.  Non-U.S. Upstream earnings were $5,103 million, down $198 million from 2006.

__________________________________________________________

Upstream earnings for the first nine months of 2007 were $18,293 million, a decrease of $1,717 million from 2006 due to lower natural gas realizations and higher operating expenses, partly offset by higher crude oil realizations and favorable sales mix effects.  On an oil-equivalent basis, production decreased 2 percent from last year.  Excluding the impact of entitlements, divestments, OPEC quota effects and Venezuela, production was up nearly 3 percent.

Liquids production of 2,649 kbd decreased by 33 kbd from 2006.  Higher production from projects in Africa and Russia was offset by mature field decline and reduced entitlements.  Excluding the impact of entitlements, divestments, OPEC quota effects and Venezuela, liquids production increased 5 percent.

Natural gas production of 9,043 mcfd decreased 302 mcfd from 2006.  Lower volume from mature field decline was partly offset by projects in Qatar, Europe, Canada and Malaysia.

Earnings from U.S. Upstream operations for 2007 were $3,595 million, a decrease of $521 million.  Earnings outside the U.S. were $14,698 million, $1,196 million lower than 2006.

	Third Quarter		First Nine Months
	2007	2006	2007	2006
	(millions of dollars)
Downstream earnings
United States	$914	$1,272	$3,498	$3,305
Non-U.S.	1,087	1,466	3,808	3,189
Total	$2,001	$2,738	$7,306	$6,494

Downstream earnings in the third quarter of 2007 were $2,001 million, down $737 million from the third quarter of 2006, driven by lower refining and fuels marketing margins.  Petroleum product sales were 7,101 kbd, 201 kbd lower than last year's third quarter.

U.S. Downstream earnings were $914 million, down $358 million from the third quarter of 2006.  Non-U.S. Downstream earnings of $1,087 million were $379 million lower.

__________________________________________________________

Downstream earnings for the first nine months of 2007 were a record $7,306 million, an increase of $812 million from 2006 reflecting stronger marketing margins, refinery optimization activities and the sale of the Ingolstadt refinery, partly offset by lower refining margins.  Petroleum product sales of 7,090 kbd decreased from 7,180 kbd in 2006.

U.S. Downstream earnings were $3,498 million, up $193 million.  Non-U.S. Downstream earnings were $3,808 million, $619 million higher than last year.

	Third Quarter		First Nine Months
	2007	2006	2007	2006
	(millions of dollars)
Chemical earnings
United States	$296	$458	$846	$976
Non-U.S.	906	893	2,605	2,164
Total	$1,202	$1,351	$3,451	$3,140

Chemical earnings in the third quarter of 2007 were $1,202 million, down $149 million from the third quarter of 2006 due to lower margins partly offset by favorable tax items.  Prime product sales of 6,729 kt (thousands of metric tons) in the third quarter of 2007 were down 23 kt from the prior year.

__________________________________________________________

Chemical earnings for the first nine months of 2007 were a record $3,451 million, up $311 million from 2006 driven by higher margins.  Prime product sales were 20,431 kt, down 92 kt from 2006.

	Third Quarter		First Nine Months
	2007	2006	2007	2006
	(millions of dollars)

Corporate and financing earnings	$(92)	$(92)	$(100)	$(394)

Corporate and financing expenses in the third quarter of 2007 of $92 million were flat with 2006.

__________________________________________________________

Corporate and financing expenses for the first nine months of 2007 of $100 million decreased $294 million, mainly due to favorable tax items.

LIQUIDITY AND CAPITAL RESOURCES

	Third Quarter		First Nine Months
	2007	2006	2007	2006
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			$40,667	$40,424
Investing activities			(10,065)	(10,764)
Financing activities			(28,938)	(26,134)
Effect of exchange rate changes			1,515	537
Increase/(decrease) in cash and cash equivalents			$3,179	$4,063

Cash and cash equivalents			$31,423	$32,734
Cash and cash equivalents - restricted (note 3)			4,604	4,604
Total cash and cash equivalents (at end of period)			$36,027	$37,338

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	$15,063	$14,497	$40,667	$40,424
Sales of subsidiaries, investments and property,
plant and equipment	749	878	2,422	2,328
Cash flow from operations and asset sales	$15,812	$15,375	$43,089	$42,752

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider asset sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities.

Total cash and cash equivalents, including the $4.6 billion of restricted cash, was $36.0 billion at the end of the third quarter of 2007.

Cash provided by operating activities totaled $40,667 million for the first nine months of 2007, similar to 2006.  The major source of funds was net income of $28,950 million, adjusted for the noncash provision of $9,095 million for depreciation and depletion.  Net changes in operational working capital and other items in 2007 added $2.6 billion.  For additional details, see the Condensed Consolidated Statement of Cash Flows on page 5.

Investing activities for the first nine months of 2007 used net cash of $10,065 million compared to $10,764 million in the prior year.  Spending for additions to property, plant and equipment decreased $474 million to $10,827 million.

Cash flow from operations and asset sales in the third quarter of 2007 of $15.8 billion, including asset sales of $0.7 billion, was comparable to the prior year period.  For the first nine months of 2007, cash flow from operations and asset sales was $43.1 billion, including $2.4 billion from asset sales.

Net cash used in financing activities of $28,938 million in the first nine months of 2007 increased $2,804 million reflecting a higher level of purchases of shares of ExxonMobil stock.

During the third quarter of 2007, Exxon Mobil Corporation purchased 90 million shares of its common stock for the treasury at a gross cost of $7.8 billion.  These purchases included $7.0 billion to reduce the number of shares outstanding, with the balance used to offset shares issued in conjunction with the company's benefit plans and programs.  Shares outstanding were reduced from 5,546 million at the end of the second quarter to 5,464 million at the end of the third quarter.

Gross share purchases in the first nine months of 2007 were $23.9 billion, which reduced shares outstanding by 4.6 percent.  Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed a total of $8.9 billion to shareholders in the third quarter through dividends of $1.9 billion and share purchases to reduce shares outstanding of $7.0 billion.  For the first nine months of 2007 distributions to shareholders totaled $26.7 billion through dividends and share purchases to reduce shares outstanding, an increase of $2.9 billion versus 2006.

Total debt of $9.0 billion at September 30, 2007, increased from $8.3 billion at year-end 2006.  The Corporation's debt to total capital ratio was 6.8 percent at the end of the third quarter of 2007 compared to 6.6 percent at year-end 2006.

Although the Corporation issues long-term debt from time to time and maintains a revolving commercial paper program, internally generated funds cover the majority of its financial requirements.

In accordance with a nationalization decree issued by Venezuela's President Chavez in February of this year, by May 1, 2007, a subsidiary of the Venezuelan National Oil Company (PdVSA) assumed the operatorship of the Cerro Negro Heavy Oil Project.  This Project had been operated and owned by ExxonMobil affiliates (ExxonMobil) holding a 41.67 percent ownership interest in the Project.  The decree also required conversion of the Cerro Negro Project into a "mixed enterprise" structure and an increase in PdVSA's or one of its affiliate's ownership interest in the Project, with the stipulation that if an agreement was not reached for the formation of the mixed enterprise during a specified period of time, the government would "directly take on the activities" carried out by the joint venture.  ExxonMobil and Venezuela were not able to reach agreement on the formation of a mixed enterprise and on June 27, 2007, the government expropriated ExxonMobil's 41.67 percent interest in the Cerro Negro Project.

Subsequent discussions with Venezuelan authorities have not resulted in an agreement on the amount of compensation to be paid to ExxonMobil.  On September 6, 2007, ExxonMobil filed a Request for Arbitration with the International Centre for Settlement of Investment Disputes.  At this time the net impact of this matter on the Corporation's consolidated financial results cannot be reasonably estimated.  However, the Corporation does not expect the resolution to have a material effect upon the Corporation's operations or financial condition.  At the time the assets were expropriated, ExxonMobil's remaining net book investment in Cerro Negro producing assets was about $750 million.

The Corporation, as part of its ongoing asset management program, continues to evaluate its mix of assets for potential upgrade.  Because of the ongoing nature of this program, dispositions will continue to be made from time to time which will result in either gains or losses.

TAXES

	Third Quarter		First Nine Months
	2007	2006	2007	2006
	(millions of dollars)
Taxes
Income taxes	$7,350	$7,688	$21,802	$22,591
Sales-based taxes	7,970	7,764	23,064	23,639
All other taxes and duties	10,953	10,793	32,026	31,573
Total	$26,273	$26,245	$76,892	$77,803

Effective income tax rate	46%	44%	45%	45%

Income, sales-based and all other taxes and duties for the third quarter of 2007 of $26,273 million were flat as compared to 2006.  In the third quarter of 2007 income tax expense was $7,350 million and the effective income tax rate was 46 percent, compared to $7,688 million and 44 percent, respectively, in the prior year period.

__________________________________________________________

Income, sales-based and all other taxes and duties for the first nine months of 2007 of $76,892 million were down $911 million compared to 2006.  In the first nine months of 2007 income tax expense was $21,802 million and the effective income tax rate was 45 percent, compared to $22,591 million and 45 percent, respectively, in the prior year period.

CAPITAL AND EXPLORATION EXPENDITURES

	Third Quarter		First Nine Months
	2007	2006	2007	2006
	(millions of dollars)
Capital and exploration expenditures
Upstream (including exploration expenses)	$3,851	$4,142	$11,186	$12,161
Downstream	984	658	2,389	1,981
Chemical	601	195	1,096	525
Other	5	66	31	119
Total	$5,441	$5,061	$14,702	$14,786

ExxonMobil continued to actively invest in the third quarter, spending $5.4 billion on capital and exploration projects, an increase of 8 percent over 2006.  For the first nine months of 2007, spending on capital and exploration projects was $14.7 billion.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the nine months ended September 30, 2007, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2006.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of September 30, 2007.  Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes during the Corporation's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On October 9, 2007, ExxonMobil Oil Corporation received a proposed agreed order from the Texas Commission on Environmental Quality (TCEQ) relating to three separate air emissions events (in January, April and May of 2007) at the Beaumont, Texas refinery.  The events are associated with, respectively, a power disruption, a feed tank roof landing, and coker flaring due to low feedrate to the Wet Gas Compressor as the coker unit moved into turnaround.  The TCEQ alleges that the three events were avoidable.  In the proposed order, the TCEQ has assessed a penalty of $106,000.  The Company is assessing the appropriate response to the proposed order.

On September 14, 2007, the TCEQ issued a proposed agreed order relating to the Company's Baytown, Texas refinery.  The enforcement action relates to three separate air emissions events, occurring in October 2005, June 2006 and October 2006.  The events are associated with, respectively, a forced draft fan trip at a fluid catalytic cracking unit, flooding/foaming in the delayed coker unit lean oil absorber, and a power plant relay trip.  The TCEQ has assessed an administrative penalty of $160,000 in the aggregate.  The Company is contesting enforcement related to the October 2006 power plant event (for which $60,000 of the penalty is being sought), and negotiations are ongoing regarding the amount of penalty for the other two events.

On September 4, 2007, the TCEQ issued a proposed agreed order in which it assessed an administrative penalty of $133,000 relating to two separate air emissions events occurring in February 2007 at the Company's Baytown, Texas refinery.  The events are associated with, respectively, a compressor trip at Booster Station 4 and an air blower interval of surge at the Flexicoker.  ExxonMobil is not contesting the enforcement of either event, but negotiations are in progress regarding the penalty amount.

Pursuant to a proposed agreed order received in August 2007, the Colorado Department of Public Health and Environment (CDPHE) is pursuing an enforcement action against the Company relating to excess air emissions (VOC, NOx, HAPs) events at the Piceance Creek Unit Gas Plant.  The issues were identified during agency inspections and internal reviews in 2006 and 2007.  The violations were due to reciprocating engine exhaust catalyst failure and glycol dehydrator control device failure, as well as associated recordkeeping issues.  The Company also self-disclosed an issue associated with emissions that were not reflected in the air permit, but discovered during testing.  The Company is engaged with the CDPHE in settlement discussions to enter into a Compliance Order on Consent that will require the installation of a new control device (thermal oxidizer) as well as payment of penalties.  The initial administrative penalty demand and associated economic benefit penalty demand exceed $500,000, but are under negotiation.

The Environmental Protection Agency (EPA) is evaluating enforcement under the Toxic Substances Control Act for alleged leaks of PCB-containing oil from transformers and related alleged violations of PCB disposal requirements at the Company's  Santa Ynez Unit Platform Hondo facility, offshore California.  The EPA has indicated that they intend to seek civil penalties in excess of $100,000.

The Department of Justice (DOJ) and the U.S. Fish and Wildlife Service are evaluating enforcement for alleged violations of the Migratory Bird Treaty Act at the Company's Piceance Creek production unit in Colorado, the LaBarge, Wyoming production facility, and isolated production facilities in Kansas, Oklahoma and Texas.  The DOJ has indicated that it intends to seek fines and restitution in excess of $100,000.

Refer to the relevant portions of note 3 on pages 7 and 8 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for the Quarter Ended September 30, 2007

			Total Number of	Maximum Number
			Shares Purchased	Of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

July, 2007	29,190,852	$88.53	29,190,852

August, 2007	34,163,690	$84.10	34,163,690

September, 2007	26,635,561	$89.50	26,635,561

Total	89,990,103	$87.14	89,990,103	(See Note 1)

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

Item 6.  Exhibits

Exhibit

Description

10(iii)(d)

ExxonMobil Executive Life Insurance and Death Benefit Plan.

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

EXXON MOBIL CORPORATION

Date: November 7, 2007

By:   /s/  Patrick T. Mulva

        Name:  Patrick T. Mulva

        Title:     Vice President, Controller and

                      Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit

Description

10(iii)(d)

ExxonMobil Executive Life Insurance and Death Benefit Plan.

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