Form 10-Q
period 2008-03-31
EXXON MOBIL CORP
filed 2008-05-06
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   X

Accelerated filer

Non-accelerated filer

Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                                                                        Outstanding as of March 31, 2008

Common stock, without par value                                                              5,283,694,459

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

TABLE OF CONTENTS

Page

Number

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Statement of Income

3

Three months ended March 31, 2008 and 2007

Condensed Consolidated Balance Sheet

4

As of March 31, 2008 and December 31, 2007

Condensed Consolidated Statement of Cash Flows

5

Three months ended March 31, 2008 and 2007

Notes to Condensed Consolidated Financial Statements

6-14

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

15-18

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

19

Item 4.

Controls and Procedures

19

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

19

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 6.

Exhibits

21

Signature

22

Index to Exhibits

23

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars)

	Three Months Ended
	March 31,
	2008	2007
REVENUES AND OTHER INCOME
Sales and other operating revenue (1)	$113,223	$84,174
Income from equity affiliates	2,809	1,915
Other income	822	1,134
Total revenues and other income	116,854	87,223

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases	60,971	40,042
Production and manufacturing expenses	8,893	7,283
Selling, general and administrative expenses	3,802	3,392
Depreciation and depletion	3,104	2,942
Exploration expenses, including dry holes	342	272
Interest expense	130	103
Sales-based taxes (1)	8,432	7,284
Other taxes and duties	10,706	9,591
Income applicable to minority interests	282	250
Total costs and other deductions	96,662	71,159

INCOME BEFORE INCOME TAXES	20,192	16,064
Income taxes	9,302	6,784
NET INCOME	$10,890	$9,280

NET INCOME PER COMMON SHARE (dollars)	$2.05	$1.64

NET INCOME PER COMMON SHARE
- ASSUMING DILUTION (dollars)	$2.03	$1.62

DIVIDENDS PER COMMON SHARE (dollars)	$0.35	$0.32

(1) Sales-based taxes included in sales and other
operating revenue	$8,432	$7,284

The information in the Notes to Condensed Consolidated Financial Statements
is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)

	March 31,	Dec. 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$40,913	$33,981
Marketable securities	480	519
Notes and accounts receivable - net	36,428	36,450
Inventories
Crude oil, products and merchandise	13,075	8,863
Materials and supplies	2,303	2,226
Prepaid taxes and expenses	4,559	3,924
Total current assets	97,758	85,963
Property, plant and equipment - net	122,935	120,869
Investments and other assets	37,509	35,250

TOTAL ASSETS	$258,202	$242,082

LIABILITIES
Current liabilities
Notes and loans payable	$2,771	$2,383
Accounts payable and accrued liabilities	53,613	45,275
Income taxes payable	14,599	10,654
Total current liabilities	70,983	58,312
Long-term debt	7,235	7,183
Deferred income tax liabilities	24,008	22,899
Other long-term liabilities	32,837	31,926

TOTAL LIABILITIES	135,063	120,320

Commitments and contingencies (note 3)

SHAREHOLDERS' EQUITY
Common stock, without par value:
Authorized: 9,000 million shares
Issued: 8,019 million shares	4,745	4,933
Earnings reinvested	237,529	228,518
Accumulated other comprehensive income
Cumulative foreign exchange translation adjustment	9,449	7,972
Postretirement benefits reserves adjustment	(5,945)	(5,983)
Common stock held in treasury:
2,736 million shares at March 31, 2008	(122,639)
2,637 million shares at December 31, 2007		(113,678)

TOTAL SHAREHOLDERS' EQUITY	123,139	121,762

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$258,202	$242,082

The number of shares of common stock issued and outstanding at March 31, 2008 and
December 31, 2007 were 5,283,694,459 and 5,381,795,265, respectively.

The information in the Notes to Condensed Consolidated Financial Statements
is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,890	$9,280
Depreciation and depletion	3,104	2,942
Changes in operational working capital, excluding cash and debt	7,803	1,843
All other items - net	(377)	221

Net cash provided by operating activities	21,420	14,286

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(3,979)	(3,106)
Sales of subsidiaries, investments, and property, plant and equipment	413	538
Other investing activities - net	(734)	(670)

Net cash used in investing activities	(4,300)	(3,238)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	35	93
Reductions in long-term debt	(46)	(36)
Additions/(reductions) in short-term debt - net	190	274
Cash dividends to ExxonMobil shareholders	(1,879)	(1,825)
Cash dividends to minority interests	(105)	(74)
Changes in minority interests and sales/(purchases)
of affiliate stock	(214)	(149)
Common stock acquired	(9,465)	(7,960)
Common stock sold	131	172

Net cash used in financing activities	(11,353)	(9,505)

Effects of exchange rate changes on cash	1,165	207

Increase/(decrease) in cash and cash equivalents	6,932	1,750
Cash and cash equivalents at beginning of period	33,981	28,244
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$40,913	$29,994

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$4,849	$3,998
Cash interest paid	$184	$137

The information in the Notes to Condensed Consolidated Financial Statements
is an integral part of these statements.

EXXON MOBIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of Financial Statement Preparation

These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Corporation's 2007 Annual Report on Form 10-K.  In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein.  All such adjustments are of a normal recurring nature.  The Corporation's exploration and production activities are accounted for under the "successful efforts" method.

2.

Fair Value Measurements

Effective January 1, 2008, the Corporation adopted the Financial Accounting Standards Board's (FASB) Statement No. 157 (FAS 157), “Fair Value Measurements” for financial assets and liabilities that are measured at fair value and nonfinancial assets and liabilities that are measured at fair value on a recurring basis.  FAS 157 defines fair value, establishes a framework for measuring fair value when an entity is required to use a fair value measure for recognition or disclosure purposes and expands the disclosures about fair value measurements.  The initial application of FAS 157 is limited to the Corporation's investments in derivative instruments and some debt and equity securities.  The fair value measurements for these instruments are based on quoted prices or observable market inputs.  The value of these instruments is immaterial to the Corporation's financial statements and the related gains or losses from periodic measurement at fair value are de minimis.

On January 1, 2009, the Corporation will adopt FAS 157 for nonfinancial assets and liabilities that are not measured at fair value on a recurring basis. The application of FAS 157 to the Corporation's nonfinancial assets and liabilities will mostly be limited to the recognition and measurement of nonmonetary exchange transactions, asset retirement obligations and asset impairments.  The Corporation does not expect the adoption to have a material impact on the Corporation’s financial statements.

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

Other Contingencies

As of March 31, 2008
	Equity	Other
	Company	Third Party
	Obligations	Obligations	Total
(millions of dollars)
Total guarantees	$6,466	$775	$7,241

The Corporation and certain of its consolidated subsidiaries were contingently liable at March 31, 2008, for $7,241 million, primarily relating to guarantees for notes, loans and performance under contracts. Included in this amount were guarantees by consolidated affiliates of $6,466 million, representing ExxonMobil’s share of obligations of certain equity companies. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation's outstanding unconditional purchase obligations at March 31, 2008, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

4.

Comprehensive Income

	Three Months Ended
	March 31,
	2008	2007
	(millions of dollars)

Net income	$10,890	$9,280
Other comprehensive income
(net of income taxes)
Foreign exchange translation adjustment	1,477	423
Postretirement benefits reserves adjustment
(excluding amortization)	(151)	(408)
Amortization of postretirement benefits reserves
adjustment included in net periodic benefit costs	189	201
Total comprehensive income	$12,405	$9,496

5.

Earnings Per Share

	Three Months Ended
	March 31,
	2008	2007

NET INCOME PER COMMON SHARE
Net income (millions of dollars)	$10,890	$9,280

Weighted average number of common shares
outstanding (millions of shares)	5,301	5,650

Net income per common share (dollars)	$2.05	$1.64

NET INCOME PER COMMON SHARE
- ASSUMING DILUTION
Net income (millions of dollars)	$10,890	$9,280

Weighted average number of common shares
outstanding (millions of shares)	5,301	5,650
Effect of employee stock-based awards	61	64
Weighted average number of common shares
outstanding - assuming dilution	5,362	5,714

Net income per common share
- assuming dilution (dollars)	$2.03	$1.62

6.

Pension and Other Postretirement Benefits

	Three Months Ended
	March 31,
	2008	2007
	(millions of dollars)
Pension Benefits - U.S.
Components of net benefit cost
Service cost	$95	$97
Interest cost	182	172
Expected return on plan assets	(229)	(210)
Amortization of actuarial loss/(gain)
and prior service cost	59	67
Net pension enhancement and
curtailment/settlement cost	44	47
Net benefit cost	$151	$173

Pension Benefits - Non-U.S.
Components of net benefit cost
Service cost	$113	$109
Interest cost	301	237
Expected return on plan assets	(318)	(263)
Amortization of actuarial loss/(gain)
and prior service cost	101	112
Net pension enhancement and
curtailment/settlement cost	0	0
Net benefit cost	$197	$195

Other Postretirement Benefits
Components of net benefit cost
Service cost	$29	$27
Interest cost	108	112
Expected return on plan assets	(12)	(15)
Amortization of actuarial loss/(gain)
and prior service cost	84	78
Net benefit cost	$209	$202

7.

Disclosures about Segments and Related Information

	Three Months Ended
	March 31,
	2008	2007
	(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	$1,631	$1,177
Non-U.S.	7,154	4,864
Downstream
United States	398	839
Non-U.S.	768	1,073
Chemical
United States	284	346
Non-U.S.	744	890
All other	(89)	91
Corporate total	$10,890	$9,280

SALES AND OTHER OPERATING REVENUE (1)
Upstream
United States	$1,764	$1,362
Non-U.S.	8,399	5,493
Downstream
United States	28,458	21,260
Non-U.S.	64,517	47,641
Chemical
United States	3,652	3,189
Non-U.S.	6,429	5,224
All other	4	5
Corporate total	$113,223	$84,174

(1) Includes sales-based taxes

INTERSEGMENT REVENUE
Upstream
United States	$2,561	$1,563
Non-U.S.	14,881	10,595
Downstream
United States	3,861	2,782
Non-U.S.	16,543	10,941
Chemical
United States	2,428	1,697
Non-U.S.	2,432	1,522
All other	67	79

8.

Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the deferred interest debentures due 2012 ($1,777 million long-term at March 31, 2008) and the debt securities due 2008-2011 ($39 million long-term and $13 million short-term) of SeaRiver Maritime Financial Holdings, Inc., a 100 percent owned subsidiary of Exxon Mobil Corporation.

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

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for three months ended March 31, 2008
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$4,515	$-	$108,708	$-	$113,223
Income from equity affiliates	11,068	1	2,798	(11,058)	2,809
Other income	25	-	797	-	822
Intercompany revenue	11,600	17	112,600	(124,217)	-
Total revenues and other income	27,208	18	224,903	(135,275)	116,854
Costs and other deductions
Crude oil and product purchases	11,850	-	167,242	(118,121)	60,971
Production and manufacturing expenses	1,911	-	8,329	(1,347)	8,893
Selling, general and administrative expenses	702	-	3,313	(213)	3,802
Depreciation and depletion	393	-	2,711	-	3,104
Exploration expenses, including dry holes	79	-	263	-	342
Interest expense	1,194	53	3,510	(4,627)	130
Sales-based taxes	-	-	8,432	-	8,432
Other taxes and duties	15	-	10,691	-	10,706
Income applicable to minority interests	-	-	282	-	282
Total costs and other deductions	16,144	53	204,773	(124,308)	96,662
Income before income taxes	11,064	(35)	20,130	(10,967)	20,192
Income taxes	174	(12)	9,140	-	9,302
Net income	$10,890	$(23)	$10,990	$(10,967)	$10,890

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for three months ended March 31, 2007
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$3,857	$-	$80,317	$-	$84,174
Income from equity affiliates	9,167	7	1,904	(9,163)	1,915
Other income	222	-	912	-	1,134
Intercompany revenue	8,281	26	77,889	(86,196)	-
Total revenues and other income	21,527	33	161,022	(95,359)	87,223
Costs and other deductions
Crude oil and product purchases	7,880	-	112,246	(80,084)	40,042
Production and manufacturing expenses	1,714	-	6,792	(1,223)	7,283
Selling, general and administrative expenses	591	-	2,986	(185)	3,392
Depreciation and depletion	388	-	2,554	-	2,942
Exploration expenses, including dry holes	100	-	172	-	272
Interest expense	1,446	50	3,488	(4,881)	103
Sales-based taxes	-	-	7,284	-	7,284
Other taxes and duties	13	-	9,578	-	9,591
Income applicable to minority interests	-	-	250	-	250
Total costs and other deductions	12,132	50	145,350	(86,373)	71,159
Income before income taxes	9,395	(17)	15,672	(8,986)	16,064
Income taxes	115	(8)	6,677	-	6,784
Net income	$9,280	$(9)	$8,995	$(8,986)	$9,280

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated balance sheet as of March 31, 2008
Cash and cash equivalents	$294	$-	$40,619	$-	$40,913
Marketable securities	-	-	480	-	480
Notes and accounts receivable - net	3,591	8	34,204	(1,375)	36,428
Inventories	1,479	-	13,899	-	15,378
Prepaid taxes and expenses	456	-	4,103	-	4,559
Total current assets	5,820	8	93,305	(1,375)	97,758
Property, plant and equipment - net	16,222	-	106,713	-	122,935
Investments and other assets	220,181	474	430,485	(613,631)	37,509
Intercompany receivables	11,511	2,015	467,804	(481,330)	-
Total assets	$253,734	$2,497	$1,098,307	$(1,096,336)	$258,202

Notes and loan payables	$2	$13	$2,756	$-	$2,771
Accounts payable and accrued liabilities	3,287	-	50,326	-	53,613
Income taxes payable	-	-	15,974	(1,375)	14,599
Total current liabilities	3,289	13	69,056	(1,375)	70,983
Long-term debt	276	1,816	5,143	-	7,235
Deferred income tax liabilities	1,774	206	22,028	-	24,008
Other long-term liabilities	11,410	-	21,427	-	32,837
Intercompany payables	113,846	383	367,101	(481,330)	-
Total liabilities	130,595	2,418	484,755	(482,705)	135,063

Earnings reinvested	237,529	(490)	124,482	(123,992)	237,529
Other shareholders' equity	(114,390)	569	489,070	(489,639)	(114,390)
Total shareholders' equity	123,139	79	613,552	(613,631)	123,139
Total liabilities and shareholders' equity	$253,734	$2,497	$1,098,307	$(1,096,336)	$258,202

Condensed consolidated balance sheet as of December 31, 2007
Cash and cash equivalents	$1,393	$-	$32,588	$-	$33,981
Marketable securities	-	-	519	-	519
Notes and accounts receivable - net	3,733	2	34,338	(1,623)	36,450
Inventories	1,198	-	9,891	-	11,089
Prepaid taxes and expenses	373	-	3,551	-	3,924
Total current assets	6,697	2	80,887	(1,623)	85,963
Property, plant and equipment - net	16,291	-	104,578	-	120,869
Investments and other assets	208,283	413	427,046	(600,492)	35,250
Intercompany receivables	14,577	1,961	437,433	(453,971)	-
Total assets	$245,848	$2,376	$1,049,944	$(1,056,086)	$242,082

Notes and loan payables	$3	$13	$2,367	$-	$2,383
Accounts payable and accrued liabilities	3,038	1	42,236	-	45,275
Income taxes payable	-	-	12,277	(1,623)	10,654
Total current liabilities	3,041	14	56,880	(1,623)	58,312
Long-term debt	276	1,766	5,141	-	7,183
Deferred income tax liabilities	1,829	212	20,858	-	22,899
Other long-term liabilities	11,308	-	20,618	-	31,926
Intercompany payables	107,632	382	345,957	(453,971)	-
Total liabilities	124,086	2,374	449,454	(455,594)	120,320

Earnings reinvested	228,518	(467)	114,037	(113,570)	228,518
Other shareholders' equity	(106,756)	469	486,453	(486,922)	(106,756)
Total shareholders' equity	121,762	2	600,490	(600,492)	121,762
Total liabilities and shareholders' equity	$245,848	$2,376	$1,049,944	$(1,056,086)	$242,082

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated statement of cash flows for three months ended March 31, 2008
Cash provided by/(used in) operating activities	$1,400	$13	$20,552	$(545)	$21,420
Cash flows from investing activities
Additions to property, plant and equipment	(352)	-	(3,627)	-	(3,979)
Sales of long-term assets	20	-	393	-	413
Net intercompany investing	9,046	(114)	(9,093)	161	-
All other investing, net	-	-	(734)	-	(734)
Net cash provided by/(used in) investing activities	8,714	(114)	(13,061)	161	(4,300)
Cash flows from financing activities
Additions to long-term debt	-	-	35	-	35
Reductions in long-term debt	-	-	(46)	-	(46)
Additions/(reductions) in short-term debt - net	-	-	190	-	190
Cash dividends	(1,879)	-	(545)	545	(1,879)
Net ExxonMobil shares sold/(acquired)	(9,334)	-	-	-	(9,334)
Net intercompany financing activity	-	1	60	(61)	-
All other financing, net	-	100	(319)	(100)	(319)
Net cash provided by/(used in) financing activities	(11,213)	101	(625)	384	(11,353)
Effects of exchange rate changes on cash	-	-	1,165	-	1,165
Increase/(decrease) in cash and cash equivalents	$(1,099)	$-	$8,031	$-	$6,932

Condensed consolidated statement of cash flows for three months ended March 31, 2007
Cash provided by/(used in) operating activities	$1,017	$19	$13,413	$(163)	$14,286
Cash flows from investing activities
Additions to property, plant and equipment	(301)	-	(2,805)	-	(3,106)
Sales of long-term assets	97	-	441	-	538
Net intercompany investing	5,190	(16)	(5,202)	28	-
All other investing, net	-	-	(670)	-	(670)
Net cash provided by/(used in) investing activities	4,986	(16)	(8,236)	28	(3,238)
Cash flows from financing activities
Additions to long-term debt	-	-	93	-	93
Reductions in long-term debt	-	-	(36)	-	(36)
Additions/(reductions) in short-term debt - net	168	-	106	-	274
Cash dividends	(1,825)	-	(163)	163	(1,825)
Net ExxonMobil shares sold/(acquired)	(7,788)	-	-	-	(7,788)
Net intercompany financing activity	-	(3)	31	(28)	-
All other financing, net	-	-	(223)	-	(223)
Net cash provided by/(used in) financing activities	(9,445)	(3)	(192)	135	(9,505)
Effects of exchange rate changes on cash	-	-	207	-	207
Increase/(decrease) in cash and cash equivalents	$(3,442)	$-	$5,192	$-	$1,750

EXXON MOBIL CORPORATION

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	First Three Months
Net Income (U.S. GAAP)	2008	2007
	(millions of dollars)
Upstream
United States	$1,631	$1,177
Non-U.S.	7,154	4,864
Downstream
United States	398	839
Non-U.S.	768	1,073
Chemical
United States	284	346
Non-U.S.	744	890
Corporate and financing	(89)	91
Net Income (U.S. GAAP)	$10,890	$9,280

Net income per common share (dollars)	$2.05	$1.64
Net income per common share
- assuming dilution (dollars)	$2.03	$1.62

REVIEW OF FIRST QUARTER 2008 RESULTS

Exxon Mobil Corporation reported record first quarter 2008 net income of $10,890 million, up 17 percent from the first quarter of 2007.  Earnings per share were up 25 percent to $2.03 reflecting strong earnings and the impact of the continuing share purchase program.  Higher crude oil and natural gas realizations, driven by record worldwide crude oil prices, were partly offset by lower refining and chemical margins, lower production volumes and higher operating costs.  Share purchases to reduce shares outstanding were increased to $8.0 billion in the first quarter of 2008 and reduced shares outstanding by 1.8 percent.

	First Three Months
	2008	2007
	(millions of dollars)
Upstream earnings
United States	$1,631	$1,177
Non-U.S.	7,154	4,864
Total	$8,785	$6,041

Upstream earnings were $8,785 million, up $2,744 million from the first quarter of 2007. Record high crude oil and natural gas realizations increased earnings approximately $4.4 billion.  Volume and mix effects decreased earnings about $800 million, as increased natural gas volumes were more than offset by lower crude volumes.  Earnings also decreased due to $300 million of higher taxes, $250 million of increased operating costs and $200 million of lower gains on asset sales.

On an oil-equivalent basis, production decreased 5.6 percent from the first quarter of 2007.  Excluding the Venezuela expropriation, divestments, OPEC quota effects and price and spend impacts on volumes, production was down 3 percent.

Liquids production totaled 2,474 kbd (thousands of barrels per day), down 272 kbd from the first quarter of 2007.  Excluding the Venezuela expropriation, divestments, OPEC quota effects and price and spend impacts on volumes, liquids production was down 6 percent.  Increased production from projects in west Africa and the North Sea was more than offset by mature field decline, PSC net interest reductions and maintenance activities.

First quarter natural gas production was 10,246 mcfd (millions of cubic feet per day), up 132 mcfd from 2007.   Higher European demand and North Sea project additions were partly offset by mature field decline.

Earnings from U.S. Upstream operations were $1,631 million, $454 million higher than the first quarter of 2007.  Non-U.S. Upstream earnings were $7,154 million, up $2,290 million from 2007.

	First Three Months
	2008	2007
	(millions of dollars)
Downstream earnings
United States	$398	$839
Non-U.S.	768	1,073
Total	$1,166	$1,912

Downstream earnings of $1,166 million were $746 million lower than the first quarter of 2007.  Significantly lower worldwide refining margins decreased earnings approximately $1.0 billion, while improved refinery operations increased earnings about $350 million.  Petroleum product sales of 6,821 kbd were 377 kbd lower than last year's first quarter, mainly reflecting asset sales.

U.S. Downstream earnings were $398 million, down $441 million from the first quarter of 2007.  Non-U.S. Downstream earnings of $768 million were $305 million lower.

	First Three Months
	2008	2007
	(millions of dollars)
Chemical earnings
United States	$284	$346
Non-U.S.	744	890
Total	$1,028	$1,236

Chemical earnings of $1,028 million were $208 million lower than the first quarter of 2007.  Lower margins, which decreased earnings approximately $350 million, were partly offset by favorable foreign exchange and tax effects.  Prime product sales of 6,578 kt (thousands of metric tons) in the first quarter of 2008 were 227 kt lower than the prior year.

	First Three Months
	2008	2007
	(millions of dollars)

Corporate and financing earnings	$(89)	$91

Corporate and financing expenses were $89 million, up $180 million, mainly due to higher corporate costs and tax items.

LIQUIDITY AND CAPITAL RESOURCES

	First Three Months
	2008	2007
	(millions of dollars)
Net cash provided by/(used in)
Operating activities	$21,420	$14,286
Investing activities	(4,300)	(3,238)
Financing activities	(11,353)	(9,505)
Effect of exchange rate changes	1,165	207
Increase/(decrease) in cash and cash equivalents	$6,932	$1,750

Cash and cash equivalents	$40,913	$29,994
Cash and cash equivalents - restricted	0	4,604
Total cash and cash equivalents (at end of period)	$40,913	$34,598

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	$21,420	$14,286
Sales of subsidiaries, investments and property,
plant and equipment	413	538
Cash flow from operations and asset sales	$21,833	$14,824

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider asset sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities.

Total cash and cash equivalents of $40.9 billion at the end of the first quarter of 2008 compared to $34.6 billion, including the $4.6 billion of restricted cash, at the end of the first quarter of 2007.

Cash provided by operating activities totaled $21,420 million for the first three months of 2008, $7,134 million higher than 2007.  The major source of funds was net income of $10,890 million, adjusted for the noncash provision of $3,104 million for depreciation and depletion, both of which increased.  The effects of higher prices on the timing of payments of accounts and other payables and the timing of income taxes payable added to cash provided by operating activities.  For additional details, see the Condensed Consolidated Statement of Cash Flows on page 5.

Investing activities for the first three months of 2008 used net cash of $4,300 million compared to $3,238 million in the prior year.  Spending for additions to property, plant and equipment increased $873 million to $3,979 million.  Proceeds from asset divestments of $413 million in 2008 were lower.

Cash flow from operations and asset sales in the first three months of 2008 was $21.8 billion, including asset sales of $0.4 billion, and increased $7.0 billion from the comparable 2007 period.

Net cash used in financing activities of $11,353 million in the first three months of 2008 increased $1,848 million reflecting a higher level of purchases of shares of ExxonMobil stock.

During the first quarter of 2008, Exxon Mobil Corporation purchased 110 million shares of its common stock for the treasury at a gross cost of $9.5 billion.  These purchases included $8.0 billion to reduce the number of shares outstanding, with the balance used to offset shares issued in conjunction with the Company's benefit plans and programs.  Shares outstanding were reduced from 5,382 million at the end of the fourth quarter to 5,284 million at the end of the first quarter.  Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed a total of $9.9 billion to shareholders during the quarter through dividends and share purchases to reduce shares outstanding, an increase of 13 percent or $1.1 billion versus the first quarter of 2007.

Total debt of $10.0 billion at March 31, 2008, increased from $9.6 billion at year-end 2007.  The Corporation's debt to total capital ratio was 7.3 percent at the end of the first quarter of 2008 compared to 7.1 percent at year-end 2007.

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

TAXES

	First Three Months
	2008	2007
	(millions of dollars)

Income taxes	$9,302	$6,784
Sales-based taxes	8,432	7,284
All other taxes and duties	11,607	10,408
Total	$29,341	$24,476

Effective income tax rate	49%	44%

Income, sales-based and all other taxes and duties for the first quarter of 2008 of $29,341 million were higher than 2007.  In the first quarter of 2008 income tax expense increased to $9,302 million and the effective income tax rate was 49 percent, compared to $6,784 million and 44 percent, respectively, in the prior year period.  The change in the effective income tax rate reflects an increased share of total income from the non-U.S. Upstream segment.  Sales-based taxes and all other taxes and duties increased in 2008 reflecting higher prices and foreign exchange.

CAPITAL AND EXPLORATION EXPENDITURES

	First Three Months
	2008	2007
	(millions of dollars)

Upstream (including exploration expenses)	$4,095	$3,469
Downstream	827	531
Chemical	566	219
Other	3	3
Total	$5,491	$4,222

Spending on capital and exploration projects was $5.5 billion in the first quarter of 2008, up 30 percent from last year, as we continued to actively invest in projects to bring additional crude oil, natural gas and finished products to market.

Capital and exploration expenditures for full year 2007 were $20.9 billion and are expected to range from $25 billion to $30 billion for the next several years.  Actual spending could vary depending on the progress of individual projects.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In December 2007, the FASB issued Statement No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.”  FAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FAS 160 must be adopted by the Corporation no later than January 1, 2009.  FAS 160 requires retrospective adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 will be applied prospectively.  The Corporation does not expect the adoption of FAS 160 to have a material impact on the Corporation’s financial statements.

FORWARD-LOOKING STATEMENTS

Statements in this report relating to future plans, projections, events or conditions are forward-looking statements.  Actual results, including project plans, capacities, and timing and resource recoveries could differ materially due to changes in long-term oil or gas prices or other market conditions affecting the oil and gas industry; political events or disturbances; reservoir performance; the outcome of commercial negotiations; wars and acts of terrorism or sabotage; changes in technical or operating conditions; and other factors discussed under the heading "Factors Affecting Future Results" on our website and in Item 1A of ExxonMobil's 2007 Form 10-K.  We assume no duty to update these statements as of any future date.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2008, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2007.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of March 31, 2008.  Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes during the Corporation's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On February 15, 2008, the Texas Commission on Environmental Quality (TCEQ) filed a Preliminary Report and Petition seeking an administrative penalty and corrective action related to a July 24, 2004, emissions event and alleged violations discovered in a 2005 TCEQ inspection at the Baytown Refinery.  TCEQ is seeking an administrative penalty of $192,720.  ExxonMobil has filed its Answer to the Petition and requested a contested case hearing.  The matter is now pending before the State Office of Administrative Hearings.

Refer to the relevant portions of note 3 on pages 6 and 7 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended March 31, 2008

			Total Number of	Maximum Number
			Shares Purchased	Of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

January, 2008	33,240,511	$87.76	33,240,511

February, 2008	32,410,499	$85.75	32,410,499

March, 2008	43,923,186	$85.81	43,923,186

Total	109,574,196	$86.38	109,574,196	(See Note 1)

Note 1 -- On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with the Company's benefit plans and programs and to gradually reduce the number of shares outstanding.  The announcement did not specify an amount or expiration date.  The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases.  In its most recent earnings release dated May 1, 2008, the Corporation stated that share purchases to reduce shares outstanding were increased to $8.0 billion in the first quarter of 2008.  Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

Item 6.  Exhibits

Exhibit

Description

10(iii)(a.1)

2003 Incentive Program, as approved by shareholders May 28, 2003.

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

EXXON MOBIL CORPORATION

Date: May 6, 2008

By:   /s/  Patrick T. Mulva

        Name:  Patrick T. Mulva

        Title:     Vice President, Controller and

                      Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit

Description

10(iii)(a.1)

2003 Incentive Program, as approved by shareholders May 28, 2003.

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