Form 10-Q
period 2008-06-30
EXXON MOBIL CORP
filed 2008-08-05
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer   X

Accelerated filer

Non-accelerated filer

Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                                                                        Outstanding as of June 30, 2008

Common stock, without par value                                                              5,194,003,020

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

TABLE OF CONTENTS

Page

Number

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Statement of Income

3

Three and six months ended June 30, 2008 and 2007

Condensed Consolidated Balance Sheet

4

As of June 30, 2008 and December 31, 2007

Condensed Consolidated Statement of Cash Flows

5

Six months ended June 30, 2008 and 2007

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

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 4.

Submission of Matters to a Vote of Security Holders

24-26

Item 6.

Exhibits

26

Signature

27

Index to Exhibits

28

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES AND OTHER INCOME
Sales and other operating revenue (1)	$133,776	$95,059	$246,999	$179,233
Income from equity affiliates	2,983	2,015	5,792	3,930
Other income (2)	1,313	1,276	2,135	2,410
Total revenues and other income	138,072	98,350	254,926	185,573

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases	76,695	47,627	137,666	87,669
Production and manufacturing expenses	10,066	7,678	18,959	14,961
Selling, general and administrative expenses	4,389	3,788	8,191	7,180
Depreciation and depletion	3,090	2,994	6,194	5,936
Exploration expenses, including dry holes	338	353	680	625
Interest expense	107	96	237	199
Sales-based taxes (1)	9,538	7,810	17,970	15,094
Other taxes and duties	11,418	9,888	22,124	19,479
Income applicable to minority interests	225	188	507	438
Total costs and other deductions	115,866	80,422	212,528	151,581

INCOME BEFORE INCOME TAXES	22,206	17,928	42,398	33,992
Income taxes	10,526	7,668	19,828	14,452
NET INCOME	$11,680	$10,260	$22,570	$19,540

NET INCOME PER COMMON SHARE (dollars)	$2.25	$1.85	$4.30	$3.49

NET INCOME PER COMMON SHARE
- ASSUMING DILUTION (dollars)	$2.22	$1.83	$4.25	$3.45

DIVIDENDS PER COMMON SHARE (dollars)	$0.40	$0.35	$0.75	$0.67

(1) Sales-based taxes included in sales and other
operating revenue	$9,538	$7,810	$17,970	$15,094

(2) Includes $62 million gain from sale of non-U.S. investment,
net of related $143 million foreign exchange loss	$(81)	$0	$(81)	$0

The information in the Notes to Condensed Consolidated Financial Statements
is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)

	June 30,	Dec. 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$38,968	$33,981
Marketable securities	732	519
Notes and accounts receivable - net	41,820	36,450
Inventories
Crude oil, products and merchandise	13,513	8,863
Materials and supplies	2,348	2,226
Prepaid taxes and expenses	6,601	3,924
Total current assets	103,982	85,963
Property, plant and equipment - net	124,925	120,869
Investments and other assets	37,851	35,250

TOTAL ASSETS	$266,758	$242,082

LIABILITIES
Current liabilities
Notes and loans payable	$2,310	$2,383
Accounts payable and accrued liabilities	60,262	45,275
Income taxes payable	14,661	10,654
Total current liabilities	77,233	58,312
Long-term debt	7,327	7,183
Deferred income tax liabilities	24,299	22,899
Other long-term liabilities	33,073	31,926

TOTAL LIABILITIES	141,932	120,320

Commitments and contingencies (note 3)

SHAREHOLDERS' EQUITY
Common stock, without par value:
Authorized: 9,000 million shares
Issued: 8,019 million shares	4,904	4,933
Earnings reinvested	247,111	228,518
Accumulated other comprehensive income
Cumulative foreign exchange translation adjustment	9,689	7,972
Postretirement benefits reserves adjustment	(5,842)	(5,983)
Common stock held in treasury:
2,825 million shares at June 30, 2008	(131,036)
2,637 million shares at December 31, 2007		(113,678)

TOTAL SHAREHOLDERS' EQUITY	124,826	121,762

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$266,758	$242,082

The number of shares of common stock issued and outstanding at June 30, 2008 and
December 31, 2007 were 5,194,003,020 and 5,381,795,265, respectively.

The information in the Notes to Condensed Consolidated Financial Statements
is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,570	$19,540
Depreciation and depletion	6,194	5,936
Changes in operational working capital, excluding cash and debt	7,286	(366)
All other items - net	(1,212)	494

Net cash provided by operating activities	34,838	25,604

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(8,851)	(6,892)
Sales of subsidiaries, investments, and property, plant and equipment	1,572	1,673
Other investing activities - net	(1,489)	(1,104)

Net cash used in investing activities	(8,768)	(6,323)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	36	99
Reductions in long-term debt	(53)	(75)
Additions/(reductions) in short-term debt - net	(215)	246
Cash dividends to ExxonMobil shareholders	(3,977)	(3,786)
Cash dividends to minority interests	(215)	(142)
Changes in minority interests and sales/(purchases)
of affiliate stock	(142)	(319)
Tax benefits related to stock-based awards	150	237
Common stock acquired	(18,226)	(16,043)
Common stock sold	438	622

Net cash used in financing activities	(22,204)	(19,161)

Effects of exchange rate changes on cash	1,121	595

Increase/(decrease) in cash and cash equivalents	4,987	715
Cash and cash equivalents at beginning of period	33,981	28,244
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,968	$28,959

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$15,927	$12,382
Cash interest paid	$337	$246

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

A number of lawsuits, including class actions, were brought in various courts against Exxon Mobil Corporation and certain of its subsidiaries relating to the accidental release of crude oil from the tanker Exxon Valdez in 1989. All the compensatory claims have been resolved and paid. All of the punitive damage claims were consolidated in the civil trial that began in 1994. The first judgment from the United States District Court for the District of Alaska in September 1996 was in the amount of $5 billion.  Several appeals resulted in a reduction in the award to $2.5 billion by the Ninth Circuit.  In October 2007, the U.S. Supreme Court granted ExxonMobil’s petition for a writ of certiorari.

On June 25, 2008, the U. S. Supreme Court vacated the $2.5 billion punitive damage award previously entered by the Ninth Circuit Court of Appeals and remanded the case to the Circuit Court with an instruction that punitive damages in the case may not exceed a maximum amount of $507.5 million.  Exxon Mobil Corporation recorded an after tax charge of $290 million in the second quarter of 2008 reflecting the maximum amount of the punitive damages.  In early July, the plaintiffs filed a brief with the Supreme Court requesting interest on the punitive damage award from September 1996.  ExxonMobil filed a brief opposing interest for the period prior to the Supreme Court decision in June 2008.  While it is reasonably possible that a liability for interest may be ordered by the court, it is not possible to predict the ultimate outcome or to reasonably estimate the potential liability.

Other Contingencies

As of June 30, 2008
	Equity	Other
	Company	Third Party
	Obligations	Obligations	Total
(millions of dollars)
Total guarantees	$5,841	$922	$6,763

The Corporation and certain of its consolidated subsidiaries were contingently liable at June 30, 2008, for $6,763 million, primarily relating to guarantees for notes, loans and performance under contracts. Included in this amount were guarantees by consolidated affiliates of $5,841 million, representing ExxonMobil’s share of obligations of certain equity companies. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation's outstanding unconditional purchase obligations at June 30, 2008, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

To date, discussions with Venezuelan authorities have not resulted in an agreement on the amount of compensation to be paid to ExxonMobil. On September 6, 2007, ExxonMobil filed a Request for Arbitration with the International Centre for Settlement of Investment Disputes. ExxonMobil has also filed an arbitration under the rules of the International Chamber of Commerce against PdVSA and a PdVSA affiliate for breach of their contractual obligations under certain Cerro Negro Project agreements. At this time, the net impact of this matter on the Corporation’s consolidated financial results cannot be reasonably estimated. However, the Corporation does not expect the resolution to have a material effect upon the Corporation’s operations or financial condition. ExxonMobil’s remaining net book investment in Cerro Negro producing assets is about $750 million.

4.

Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(millions of dollars)

Net income	$11,680	$10,260	$22,570	$19,540
Other comprehensive income
(net of income taxes)
Foreign exchange translation adjustment	86	1,225	1,563	1,648
Adjustment for foreign exchange translation
loss included in net income	154	0	154	0
Postretirement benefits reserves adjustment
(excluding amortization)	(83)	(167)	(234)	(575)
Amortization of postretirement benefits reserves
adjustment included in net periodic benefit costs	186	214	375	415
Total comprehensive income	$12,023	$11,532	$24,428	$21,028

5.

Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

NET INCOME PER COMMON SHARE
Net income (millions of dollars)	$11,680	$10,260	$22,570	$19,540

Weighted average number of common shares
outstanding (millions of shares)	5,201	5,555	5,252	5,603

Net income per common share (dollars)	$2.25	$1.85	$4.30	$3.49

NET INCOME PER COMMON SHARE
- ASSUMING DILUTION
Net income (millions of dollars)	$11,680	$10,260	$22,570	$19,540

Weighted average number of common shares
outstanding (millions of shares)	5,201	5,555	5,252	5,603
Effect of employee stock-based awards	60	65	59	62
Weighted average number of common shares
outstanding - assuming dilution	5,261	5,620	5,311	5,665

Net income per common share
- assuming dilution (dollars)	$2.22	$1.83	$4.25	$3.45

6.

Pension and Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(millions of dollars)
Pension Benefits - U.S.
Components of net benefit cost
Service cost	$96	$93	$191	$190
Interest cost	182	172	364	344
Expected return on plan assets	(229)	(212)	(458)	(422)
Amortization of actuarial loss/(gain)
and prior service cost	59	67	118	134
Net pension enhancement and
curtailment/settlement cost	43	48	87	95
Net benefit cost	$151	$168	$302	$341

Pension Benefits - Non-U.S.
Components of net benefit cost
Service cost	$114	$112	$227	$221
Interest cost	305	247	606	484
Expected return on plan assets	(317)	(270)	(635)	(533)
Amortization of actuarial loss/(gain)
and prior service cost	109	111	210	223
Net pension enhancement and
curtailment/settlement cost	2	9	2	9
Net benefit cost	$213	$209	$410	$404

Other Postretirement Benefits
Components of net benefit cost
Service cost	$28	$30	$57	$57
Interest cost	129	98	237	210
Expected return on plan assets	(22)	(8)	(34)	(23)
Amortization of actuarial loss/(gain)
and prior service cost	72	80	156	158
Net benefit cost	$207	$200	$416	$402

7.

Disclosures about Segments and Related Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	$2,034	$1,222	$3,665	$2,399
Non-U.S.	7,978	4,731	15,132	9,595
Downstream
United States	293	1,745	691	2,584
Non-U.S.	1,265	1,648	2,033	2,721
Chemical
United States	102	204	386	550
Non-U.S.	585	809	1,329	1,699
All other	(577)	(99)	(666)	(8)
Corporate total	$11,680	$10,260	$22,570	$19,540

SALES AND OTHER OPERATING REVENUE (1)
Upstream
United States	$2,010	$1,436	$3,774	$2,798
Non-U.S.	8,989	5,303	17,388	10,796
Downstream
United States	36,066	25,645	64,524	46,905
Non-U.S.	75,667	53,472	140,184	101,113
Chemical
United States	4,170	3,460	7,822	6,649
Non-U.S.	6,870	5,740	13,299	10,964
All other	4	3	8	8
Corporate total	$133,776	$95,059	$246,999	$179,233

(1) Includes sales-based taxes

INTERSEGMENT REVENUE
Upstream
United States	$3,072	$1,780	$5,633	$3,343
Non-U.S.	17,260	11,670	32,141	22,265
Downstream
United States	5,241	3,561	9,102	6,343
Non-U.S.	21,406	12,885	37,949	23,826
Chemical
United States	3,177	2,217	5,605	3,914
Non-U.S.	2,670	2,166	5,102	3,688
All other	71	90	138	169

8.

Unrecognized Tax Benefits

It is reasonably possible that settlements will be reached with tax jurisdictions within the next twelve months on various issues that could result in a 15 to 20 percent reduction of the $5.2 billion year-end 2007 balance of unrecognized tax benefits.  This reduction in unrecognized tax benefits would not have a material effect on the Corporation's earnings or effective income tax rate.

9.

Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the deferred interest debentures due 2012 ($1,826 million long-term at June 30, 2008) and the debt securities due 2008-2011 ($39 million long-term and $13 million short-term) of SeaRiver Maritime Financial Holdings, Inc., a 100 percent owned subsidiary of Exxon Mobil Corporation.

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

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for three months ended June 30, 2008
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$5,214	$-	$128,562	$-	$133,776
Income from equity affiliates	11,765	(3)	2,977	(11,756)	2,983
Other income	100	-	1,213	-	1,313
Intercompany revenue	15,052	11	132,434	(147,497)	-
Total revenues and other income	32,131	8	265,186	(159,253)	138,072
Costs and other deductions
Crude oil and product purchases	15,519	-	203,434	(142,258)	76,695
Production and manufacturing expenses	2,293	-	9,210	(1,437)	10,066
Selling, general and administrative expenses	1,194	-	3,401	(206)	4,389
Depreciation and depletion	379	-	2,711	-	3,090
Exploration expenses, including dry holes	67	-	271	-	338
Interest expense	739	52	3,019	(3,703)	107
Sales-based taxes	-	-	9,538	-	9,538
Other taxes and duties	16	-	11,402	-	11,418
Income applicable to minority interests	-	-	225	-	225
Total costs and other deductions	20,207	52	243,211	(147,604)	115,866
Income before income taxes	11,924	(44)	21,975	(11,649)	22,206
Income taxes	244	(15)	10,297	-	10,526
Net income	$11,680	$(29)	$11,678	$(11,649)	$11,680

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for three months ended June 30, 2007
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$4,142	$-	$90,917	$-	$95,059
Income from equity affiliates	10,151	(1)	1,999	(10,134)	2,015
Other income	60	-	1,216	-	1,276
Intercompany revenue	9,467	25	85,939	(95,431)	-
Total revenues and other income	23,820	24	180,071	(105,565)	98,350
Costs and other deductions
Crude oil and product purchases	8,619	-	127,760	(88,752)	47,627
Production and manufacturing expenses	1,833	-	7,155	(1,310)	7,678
Selling, general and administrative expenses	681	-	3,311	(204)	3,788
Depreciation and depletion	397	-	2,597	-	2,994
Exploration expenses, including dry holes	42	-	311	-	353
Interest expense	1,570	51	3,844	(5,369)	96
Sales-based taxes	-	-	7,810	-	7,810
Other taxes and duties	11	-	9,877	-	9,888
Income applicable to minority interests	-	-	188	-	188
Total costs and other deductions	13,153	51	162,853	(95,635)	80,422
Income before income taxes	10,667	(27)	17,218	(9,930)	17,928
Income taxes	407	(9)	7,270	-	7,668
Net income	$10,260	$(18)	$9,948	$(9,930)	$10,260

Condensed consolidated statement of income for six months ended June 30, 2008
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$9,729	$-	$237,270	$-	$246,999
Income from equity affiliates	22,833	(2)	5,775	(22,814)	5,792
Other income	125	-	2,010	-	2,135
Intercompany revenue	26,652	28	245,034	(271,714)	-
Total revenues and other income	59,339	26	490,089	(294,528)	254,926
Costs and other deductions
Crude oil and product purchases	27,369	-	370,676	(260,379)	137,666
Production and manufacturing expenses	4,204	-	17,539	(2,784)	18,959
Selling, general and administrative expenses	1,896	-	6,714	(419)	8,191
Depreciation and depletion	772	-	5,422	-	6,194
Exploration expenses, including dry holes	146	-	534	-	680
Interest expense	1,933	105	6,529	(8,330)	237
Sales-based taxes	-	-	17,970	-	17,970
Other taxes and duties	31	-	22,093	-	22,124
Income applicable to minority interests	-	-	507	-	507
Total costs and other deductions	36,351	105	447,984	(271,912)	212,528
Income before income taxes	22,988	(79)	42,105	(22,616)	42,398
Income taxes	418	(27)	19,437	-	19,828
Net income	$22,570	$(52)	$22,668	$(22,616)	$22,570

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for six months ended June 30, 2007
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$7,999	$-	$171,234	$-	$179,233
Income from equity affiliates	19,318	6	3,903	(19,297)	3,930
Other income	282	-	2,128	-	2,410
Intercompany revenue	17,748	51	163,828	(181,627)	-
Total revenues and other income	45,347	57	341,093	(200,924)	185,573
Costs and other deductions
Crude oil and product purchases	16,499	-	240,006	(168,836)	87,669
Production and manufacturing expenses	3,547	-	13,947	(2,533)	14,961
Selling, general and administrative expenses	1,272	-	6,297	(389)	7,180
Depreciation and depletion	785	-	5,151	-	5,936
Exploration expenses, including dry holes	142	-	483	-	625
Interest expense	3,016	101	7,332	(10,250)	199
Sales-based taxes	-	-	15,094	-	15,094
Other taxes and duties	24	-	19,455	-	19,479
Income applicable to minority interests	-	-	438	-	438
Total costs and other deductions	25,285	101	308,203	(182,008)	151,581
Income before income taxes	20,062	(44)	32,890	(18,916)	33,992
Income taxes	522	(17)	13,947	-	14,452
Net income	$19,540	$(27)	$18,943	$(18,916)	$19,540

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated balance sheet as of June 30, 2008
Cash and cash equivalents	$115	$-	$38,853	$-	$38,968
Marketable securities	-	-	732	-	732
Notes and accounts receivable - net	5,484	16	39,279	(2,959)	41,820
Inventories	1,429	-	14,432	-	15,861
Prepaid taxes and expenses	506	-	6,095	-	6,601
Total current assets	7,534	16	99,391	(2,959)	103,982
Property, plant and equipment - net	16,350	-	108,575	-	124,925
Investments and other assets	210,047	471	430,995	(603,662)	37,851
Intercompany receivables	16,876	2,023	465,530	(484,429)	-
Total assets	$250,807	$2,510	$1,104,491	$(1,091,050)	$266,758

Notes and loan payables	$150	$13	$2,147	$-	$2,310
Accounts payable and accrued liabilities	3,939	-	56,323	-	60,262
Income taxes payable	-	-	17,620	(2,959)	14,661
Total current liabilities	4,089	13	76,090	(2,959)	77,233
Long-term debt	275	1,865	5,187	-	7,327
Deferred income tax liabilities	1,643	199	22,457	-	24,299
Other long-term liabilities	11,704	-	21,369	-	33,073
Intercompany payables	108,270	383	375,776	(484,429)	-
Total liabilities	125,981	2,460	500,879	(487,388)	141,932

Earnings reinvested	247,111	(519)	114,253	(113,734)	247,111
Other shareholders' equity	(122,285)	569	489,359	(489,928)	(122,285)
Total shareholders' equity	124,826	50	603,612	(603,662)	124,826
Total liabilities and shareholders' equity	$250,807	$2,510	$1,104,491	$(1,091,050)	$266,758

Condensed consolidated balance sheet as of December 31, 2007
Cash and cash equivalents	$1,393	$-	$32,588	$-	$33,981
Marketable securities	-	-	519	-	519
Notes and accounts receivable - net	3,733	2	34,338	(1,623)	36,450
Inventories	1,198	-	9,891	-	11,089
Prepaid taxes and expenses	373	-	3,551	-	3,924
Total current assets	6,697	2	80,887	(1,623)	85,963
Property, plant and equipment - net	16,291	-	104,578	-	120,869
Investments and other assets	208,283	413	427,046	(600,492)	35,250
Intercompany receivables	14,577	1,961	437,433	(453,971)	-
Total assets	$245,848	$2,376	$1,049,944	$(1,056,086)	$242,082

Notes and loan payables	$3	$13	$2,367	$-	$2,383
Accounts payable and accrued liabilities	3,038	1	42,236	-	45,275
Income taxes payable	-	-	12,277	(1,623)	10,654
Total current liabilities	3,041	14	56,880	(1,623)	58,312
Long-term debt	276	1,766	5,141	-	7,183
Deferred income tax liabilities	1,829	212	20,858	-	22,899
Other long-term liabilities	11,308	-	20,618	-	31,926
Intercompany payables	107,632	382	345,957	(453,971)	-
Total liabilities	124,086	2,374	449,454	(455,594)	120,320

Earnings reinvested	228,518	(467)	114,037	(113,570)	228,518
Other shareholders' equity	(106,756)	469	486,453	(486,922)	(106,756)
Total shareholders' equity	121,762	2	600,490	(600,492)	121,762
Total liabilities and shareholders' equity	$245,848	$2,376	$1,049,944	$(1,056,086)	$242,082

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated statement of cash flows for six months ended June 30, 2008
Cash provided by/(used in) operating activities	$22,935	$21	$34,334	$(22,452)	$34,838
Cash flows from investing activities
Additions to property, plant and equipment	(835)	-	(8,016)	-	(8,851)
Sales of long-term assets	98	-	1,474	-	1,572
Net intercompany investing	(2,008)	(122)	1,961	169	-
All other investing, net	-	-	(1,489)	-	(1,489)
Net cash provided by/(used in) investing activities	(2,745)	(122)	(6,070)	169	(8,768)
Cash flows from financing activities
Additions to long-term debt	-	-	36	-	36
Reductions in long-term debt	-	-	(53)	-	(53)
Additions/(reductions) in short-term debt - net	147	-	(362)	-	(215)
Cash dividends	(3,977)	-	(22,452)	22,452	(3,977)
Net ExxonMobil shares sold/(acquired)	(17,788)	-	-	-	(17,788)
Net intercompany financing activity	-	1	68	(69)	-
All other financing, net	150	100	(357)	(100)	(207)
Net cash provided by/(used in) financing activities	(21,468)	101	(23,120)	22,283	(22,204)
Effects of exchange rate changes on cash	-	-	1,121	-	1,121
Increase/(decrease) in cash and cash equivalents	$(1,278)	$-	$6,265	$-	$4,987

Condensed consolidated statement of cash flows for six months ended June 30, 2007
Cash provided by/(used in) operating activities	$1,135	$39	$24,879	$(449)	$25,604
Cash flows from investing activities
Additions to property, plant and equipment	(622)	-	(6,270)	-	(6,892)
Sales of long-term assets	156	-	1,517	-	1,673
Net intercompany investing	18,178	(35)	(18,189)	46	-
All other investing, net	-	-	(1,104)	-	(1,104)
Net cash provided by/(used in) investing activities	17,712	(35)	(24,046)	46	(6,323)
Cash flows from financing activities
Additions to long-term debt	-	-	99	-	99
Reductions in long-term debt	-	-	(75)	-	(75)
Additions/(reductions) in short-term debt - net	40	-	206	-	246
Cash dividends	(3,786)	-	(449)	449	(3,786)
Net ExxonMobil shares sold/(acquired)	(15,421)	-	-	-	(15,421)
Net intercompany financing activity	-	(4)	50	(46)	-
All other financing, net	237	-	(461)	-	(224)
Net cash provided by/(used in) financing activities	(18,930)	(4)	(630)	403	(19,161)
Effects of exchange rate changes on cash	-	-	595	-	595
Increase/(decrease) in cash and cash equivalents	$(83)	$-	$798	$-	$715

EXXON MOBIL CORPORATION

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Second Quarter		First Six Months
Net Income (U.S. GAAP)	2008	2007	2008	2007
	(millions of dollars)
Upstream
United States	$2,034	$1,222	$3,665	$2,399
Non-U.S.	7,978	4,731	15,132	9,595
Downstream
United States	293	1,745	691	2,584
Non-U.S.	1,265	1,648	2,033	2,721
Chemical
United States	102	204	386	550
Non-U.S.	585	809	1,329	1,699
Corporate and financing	(577)	(99)	(666)	(8)
Net Income (U.S. GAAP)	$11,680	$10,260	$22,570	$19,540

Net income per common share (dollars)	$2.25	$1.85	$4.30	$3.49
Net income per common share
- assuming dilution (dollars)	$2.22	$1.83	$4.25	$3.45

Special items included in net income
Corporate and financing
Valdez litigation	$(290)	$0	$(290)	$0

REVIEW OF SECOND QUARTER AND FIRST SIX MONTHS 2008 RESULTS

ExxonMobil's reported second quarter net income was a record $11,680 million, up 14 percent from the second quarter of 2007.  Net income included an after tax special charge of $290 million reflecting the $508 million maximum punitive damages set by the recent Supreme Court ruling in the Valdez litigation.  Record crude oil and natural gas realizations were partly offset by lower refining and chemical margins, lower production volumes and higher operating costs.  Earnings per share of $2.22 were up 21 percent reflecting the strong earnings and the impact of the continuing share purchase program.

__________________________________________________________

Net income for the first six months of 2008 of $22,570 million was a record and increased $3,030 million or 16 percent from 2007 reflecting higher crude oil and natural gas realizations.  Earnings per share increased 23 percent to $4.25, reflecting strong business results and the continued reduction in the number of shares outstanding.

	Second Quarter		First Six Months
	2008	2007	2008	2007
	(millions of dollars)
Upstream earnings
United States	$2,034	$1,222	$3,665	$2,399
Non-U.S.	7,978	4,731	15,132	9,595
Total	$10,012	$5,953	$18,797	$11,994

Upstream earnings in the second quarter of 2008 were $10,012 million, up $4,059 million from the second quarter of 2007.  Record crude oil and natural gas realizations increased earnings approximately $6.1 billion.  Lower sales volumes decreased earnings about $1.7 billion.  Higher operating costs and increased taxes also reduced earnings.

On an oil-equivalent basis, production decreased 8 percent from the second quarter of 2007.  Excluding impacts related to the Venezuela expropriation, the Nigeria labor strike and lower entitlement volumes (including price and spend impacts and PSC net interest reductions), production was down about 3 percent.

Liquids production totaled 2,393 kbd (thousands of barrels per day), down 275 kbd from the second quarter of 2007.  Excluding the Venezuela expropriation, the Nigeria labor strike and lower entitlement volumes, liquids production was down just over 2 percent, as increased production from projects in west Africa and the North Sea was more than offset by mature field decline and higher maintenance activity.

Second quarter natural gas production was 8,448 mcfd (millions of cubic feet per day), down 285 mcfd from 2007.   Higher European demand and new production volumes from project additions in the North Sea were more than offset by mature field decline and increased maintenance activity.

Earnings from U.S. Upstream operations were $2,034 million, $812 million higher than the second quarter of 2007.  Non-U.S. Upstream earnings were $7,978 million, up $3,247 million from last year.

__________________________________________________________

Upstream earnings for the first six months of 2008 were a record $18,797 million, up $6,803 million from 2007. Record high crude oil and natural gas realizations increased earnings approximately $10.5 billion.  Lower sales volumes reduced earnings about $2.5 billion.  Higher taxes, increased operating costs and lower gains on asset sales decreased earnings approximately $1.2 billion.

On an oil-equivalent basis, production decreased 7 percent from last year.  Excluding impacts related to the Venezuela expropriation, the Nigeria labor strike and lower entitlement volumes, production was down 2 percent.

Liquids production of 2,431 kbd decreased 276 kbd from 2007.  Excluding the Venezuela expropriation, the Nigeria labor strike and lower entitlement volumes, liquids production was down 3 percent as field decline in mature areas more than offset project volume increases.

Natural gas production of 9,333 mcfd decreased 86 mcfd from 2007.  Higher volumes from North Sea and Qatar projects and higher European demand were more than offset by mature field decline.

Earnings from U.S. Upstream operations for 2008 were $3,665 million, an increase of $1,266 million.  Earnings outside the U.S. were $15,132 million, $5,537 million higher than 2007.

	Second Quarter		First Six Months
	2008	2007	2008	2007
	(millions of dollars)
Downstream earnings
United States	$293	$1,745	$691	$2,584
Non-U.S.	1,265	1,648	2,033	2,721
Total	$1,558	$3,393	$2,724	$5,305

Downstream earnings in the second quarter of 2008 of $1,558 million were down $1,835 million from the second quarter of 2007 as lower margins reduced earnings by $1.9 billion, driven by significantly lower worldwide refining margins.  Petroleum product sales of 6,775 kbd were 199 kbd lower than last year's second quarter, mainly reflecting asset sales and lower demand.

U.S. Downstream earnings were $293 million, down $1,452 million from the second quarter of 2007.  Non-U.S. Downstream earnings of $1,265 million were $383 million lower.

__________________________________________________________

Downstream earnings in the first six months of 2008 of $2,724 million were $2,581 million lower than 2007.  Lower worldwide refining and marketing margins decreased earnings approximately $2.9 billion while higher operating costs reduced earnings about $300 million.  Improved refinery operations increased earnings about $600 million.  Petroleum product sales of 6,798 kbd decreased from 7,085 kbd in 2007, mainly reflecting asset sales.

U.S. Downstream earnings were $691 million, down $1,893 million.  Non-U.S. Downstream earnings were $2,033 million, $688 million lower than last year.

	Second Quarter		First Six Months
	2008	2007	2008	2007
	(millions of dollars)
Chemical earnings
United States	$102	$204	$386	$550
Non-U.S.	585	809	1,329	1,699
Total	$687	$1,013	$1,715	$2,249

Chemical earnings in the second quarter of 2008 of $687 million were $326 million lower than the second quarter of 2007.  Lower margins, which reduced earnings approximately $500 million, were partly offset by favorable foreign exchange and tax effects.  Prime product sales of 6,718 kt (thousands of metric tons) in the second quarter of 2008 were 179 kt lower than the prior year.

__________________________________________________________

Chemical earnings in the first six months of 2008 of $1,715 million decreased $534 million from 2007.  Lower margins, which decreased earnings approximately $800 million, were partly offset by favorable foreign exchange and tax effects.  Prime product sales of 13,296 kt were down 406 kt from 2007.

	Second Quarter		First Six Months
	2008	2007	2008	2007
	(millions of dollars)

Corporate and financing earnings	$(577)	$(99)	$(666)	$(8)

Special items included in net income
Corporate and financing
Valdez litigation	$(290)	$0	$(290)	$0

Corporate and financing expenses in the second quarter of 2008 of $577 million increased from 2007 by $188 million mainly due to tax items and lower interest income and included $290 million for the Valdez litigation charge.

__________________________________________________________

Corporate and financing expenses in the first six months of 2008 of $666 million increased by $368 million mainly due to lower interest income, higher corporate costs and tax items and included $290 million for the Valdez litigation charge.

LIQUIDITY AND CAPITAL RESOURCES

	Second Quarter		First Six Months
	2008	2007	2008	2007
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			$34,838	$25,604
Investing activities			(8,768)	(6,323)
Financing activities			(22,204)	(19,161)
Effect of exchange rate changes			1,121	595
Increase/(decrease) in cash and cash equivalents			$4,987	$715

Cash and cash equivalents			$38,968	$28,959
Cash and cash equivalents - restricted			0	4,604
Total cash and cash equivalents (at end of period)			$38,968	$33,563

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	$13,418	$11,318	$34,838	$25,604
Sales of subsidiaries, investments and property,
plant and equipment	1,159	1,135	1,572	1,673
Cash flow from operations and asset sales	$14,577	$12,453	$36,410	$27,277

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider asset sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities.

Total cash and cash equivalents of $39.0 billion at the end of the second quarter of 2008 compared to $33.6 billion, including the $4.6 billion of restricted cash, at the end of the second quarter of 2007.

Cash provided by operating activities totaled $34,838 million for the first six months of 2008, $9,234 million higher than 2007.  The major source of funds was net income of $22,570 million, adjusted for the noncash provision of $6,194 million for depreciation and depletion, both of which increased.  The effects of higher prices and the timing of payments of accounts and other payables, of collection of accounts receivable and the timing of income taxes payable added to cash provided by operating activities.  For additional details, see the Condensed Consolidated Statement of Cash Flows on page 5.

Investing activities for the first six months of 2008 used net cash of $8,768 million compared to $6,323 million in the prior year.  Spending for additions to property, plant and equipment increased $1,959 million to $8,851 million.  Proceeds from asset divestments of $1,572 million in 2008 were similar to the prior year.

Cash flow from operations and asset sales in the second quarter of 2008 of $14.6 billion, including asset sales of $1.2 billion, was $2.1 billion higher than in the second quarter of 2007.  Cash flow from operations and asset sales for the first six months of 2008 of $36.4 billion, including $1.6 billion from asset sales, was $9.1 billion higher than in the comparable 2007 period.

Net cash used in financing activities of $22,204 million in the first six months of 2008 increased $3,043 million, reflecting a higher level of purchases of shares of ExxonMobil stock.

During the second quarter of 2008, Exxon Mobil Corporation purchased 98 million shares of its common stock for the treasury at a gross cost of $8.8 billion.  These purchases included $8.0 billion to reduce the number of shares outstanding, with the balance used to offset shares issued in conjunction with the company's benefit plans and programs.  Shares outstanding were reduced 1.7 percent from 5,284 million at the end of the first quarter to 5,194 million at the end of the second quarter.

Gross share purchases in the first six months of 2008 were $18.2 billion, reducing shares outstanding by 3.5 percent.  Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed a total of $10.1 billion to shareholders in the second quarter of 2008 through dividends of $2.1 billion and share purchases to reduce shares outstanding of $8.0 billion, an increase of 12 percent or $1.1 billion versus the second quarter of 2007.  The Corporation distributed a total of $20.0 billion to shareholders in the first six months of 2008 through dividends and share purchases to reduce shares outstanding, an increase of $2.2 billion versus 2007.  Year to date dividends per share of $0.75 increased 12 percent.

Total debt of $9.6 billion at June 30, 2008, was the same as at year-end 2007.  The Corporation's debt to total capital ratio was 6.9 percent at the end of the second quarter of 2008 compared to 7.1 percent at year-end 2007.

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

To date, discussions with Venezuelan authorities have not resulted in an agreement on the amount of compensation to be paid to ExxonMobil. On September 6, 2007, ExxonMobil filed a Request for Arbitration with the International Centre for Settlement of Investment Disputes. ExxonMobil has also filed an arbitration under the rules of the International Chamber of Commerce against PdVSA and a PdVSA affiliate for breach of their contractual obligations under certain Cerro Negro Project agreements. At this time, the net impact of this matter on the Corporation’s consolidated financial results cannot be reasonably estimated. However, the Corporation does not expect the resolution to have a material effect upon the Corporation’s operations or financial condition. ExxonMobil’s remaining net book investment in Cerro Negro producing assets is about $750 million.

The Corporation, as part of its ongoing asset management program, continues to evaluate its mix of assets for potential upgrade.  Because of the ongoing nature of this program, dispositions will continue to be made from time to time which will result in either gains or losses.

On July 1, 2008, affiliates of Exxon Mobil Corporation completed the sale of their interests in the natural gas transport business in northern Germany.  This transaction does not affect the exploration, production and natural gas sale and storage activities conducted by ExxonMobil affiliates in Germany.  The positive after-tax earnings of this transaction of approximately $1.6 billion will be reported in third quarter 2008 results.

TAXES

	Second Quarter		First Six Months
	2008	2007	2008	2007
	(millions of dollars)

Income taxes	$10,526	$7,668	$19,828	$14,452
Sales-based taxes	9,538	7,810	17,970	15,094
All other taxes and duties	12,297	10,665	23,904	21,073
Total	$32,361	$26,143	$61,702	$50,619

Effective income tax rate	49%	44%	49%	44%

Income, sales-based and all other taxes and duties for the second quarter of 2008 of $32,361 million were higher than 2007.  In the second quarter of 2008 income tax expense increased to $10,526 million and the effective income tax rate was 49 percent, compared to $7,668 million and 44 percent, respectively, in the prior year period.  The change in the effective income tax rate reflects an increased share of total income from the non-U.S. Upstream segment.  Sales-based taxes and all other taxes and duties increased in 2008 reflecting higher prices and foreign exchange.

Income, sales-based and all other taxes and duties for the first six months of 2008 of $61,702 million were higher than 2007.  In the first six months of 2008, income tax expense increased to $19,828 million and the effective income tax rate was 49 percent, compared to $14,452 million and 44 percent, respectively, in the prior year period.  The change in the effective income tax rate reflects an increased share of total income from the non-U.S. Upstream segment.  Sales-based taxes and all other taxes and duties increased in 2008 reflecting higher prices and foreign exchange.

CAPITAL AND EXPLORATION EXPENDITURES

	Second Quarter		First Six Months
	2008	2007	2008	2007
	(millions of dollars)

Upstream (including exploration expenses)	$5,257	$3,866	$9,352	$7,335
Downstream	904	874	1,731	1,405
Chemical	797	276	1,363	495
Other	12	23	15	26
Total	$6,970	$5,039	$12,461	$9,261

In the second quarter of 2008, ExxonMobil increased investments across all business lines to help meet global demand for crude oil, natural gas and finished products.  Capital and exploration expenditures increased to $7.0 billion, up 38 percent from the second quarter of 2007.

__________________________________________________________

Capital and exploration expenditures for the first six months of 2008 were $12.5 billion, an increase of 35 percent versus 2007.

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

FORWARD-LOOKING STATEMENTS

Statements in this report relating to future plans, projections, events or conditions are forward-looking statements.  Actual results, including project plans, could differ materially due to changes in long-term oil or gas prices or other market conditions affecting the oil and gas industry; political events or disturbances; reservoir performance; the outcome of commercial negotiations; wars and acts of terrorism or sabotage; changes in technical or operating conditions; and other factors discussed under the heading "Factors Affecting Future Results" on our website and in Item 1A of ExxonMobil's 2007 Form 10-K.  We assume no duty to update these statements as of any future date.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the six months ended June 30, 2008, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2007.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of June 30, 2008.  Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes during the Corporation's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On February 16, 2007, the South Coast Air Quality Management District (AQMD) issued a Notice of Violation (NOV) alleging that a hole in the roof of one of the Torrance Refinery's waste water/recovery oil tanks violated certain AQMD rules and applicable facility permit conditions.  As part of a larger settlement of 10 other AQMD notices of violation on May 13, 2008, the AQMD and ExxonMobil Oil Corporation agreed to resolve the alleged violations in this NOV with a penalty payment of $320,000.  Each of the other ten NOVs had an associated penalty of less than $100,000, resulting in a total penalty amount of $469,500 for settlement of all 11 NOVs.

On May 20, 2008, the Illinois Attorney General and Illinois EPA filed a civil complaint against ExxonMobil Oil Corporation in the Circuit Court of Will County, Illinois, alleging that the Joliet Refinery violated certain air emission regulations and caused petroleum sheens at the facility wharf, in violation of federal and State of Illinois requirements.  The Complaint includes eight counts alleging a total of five water related violations and 12 air related violations.  The air emission events relate to several electrical power outages suffered at the refinery during the period 2005 through 2007.  The Complaint seeks a civil penalty in excess of $100,000.  The Complaint also seeks an Order requiring ExxonMobil to conduct “an independent engineering evaluation of the adequacy of the Refinery’s power system" and to undertake “the necessary corrective action to permanently eliminate source areas” of petroleum contamination in the wharf area.

As previously reported, the Texas Commission on Environmental Quality (TCEQ) issued a Notice of Enforcement and Proposed Agreed Order on November 22, 2006, alleging that the Company's Beaumont Refinery violated provisions of the Texas Health and Safety Code and the Texas Water Code.  The allegations related to permit and reporting requirements applicable to certain of the refinery's aboveground storage tanks.  The TCEQ initially proposed a penalty of $136,200.  The matter has been resolved as of July 10, 2008.  The TCEQ agreed to eliminate throughput and emissions exceedance allegations and added one allegation for late submittal of a Permit by Rule.  ExxonMobil agreed to pay a total of $55,200, with half of that amount to be paid as a penalty and half to be paid to fund a Supplemental Environmental Project for retrofit/replacement of Jefferson County heavy vehicles.  The agreed order is expected to be signed in the next several months.

The U.S. Environmental Protection Agency (EPA) and U.S. Department of Justice (DOJ) have alleged certain violations of Clean Air Act air permitting requirements and air quality rules associated with certain storage tanks and loading racks at ExxonMobil affiliates' Cabras Terminal (Guam) and Saipan Terminal (Saipan).  No formal complaint has been filed in this matter, but the EPA and DOJ have indicated that they will seek corrective action and penalties in excess of $100,000 to resolve the matter.

On April 14, 2008, ExxonMobil executed a Compliance Order on Consent with the Colorado Department of Public Health and Environment (CDPHE) to resolve an enforcement action relating to excess air emissions events at the Piceance Creek Unit Gas Plant.  The issues were identified during agency inspections and internal reviews in 2006 and 2007.  The Company also self-disclosed an issue associated with emissions that were not reflected in the air permit, but discovered during testing.  As part of the settlement, ExxonMobil agreed to pay a total penalty settlement amount of $738,430 and also agreed to install and operate a thermal oxidizer to control emissions of volatile organic compounds consistent with state and federal air permitting requirements.  The settlement amount consists of two components: i) $285,500 as an administrative penalty, of which $228,400 may be offset via performance of one or more supplemental environmental projects, and ii) $452,930 as an economic benefit penalty.

Refer to the relevant portions of note 3 on pages 6 and 7 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended June 30, 2008

			Total Number of	Maximum Number
			Shares Purchased	Of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

April, 2008	33,222,013	$91.01	33,222,013

May, 2008	31,689,114	$90.64	31,689,114

June, 2008	32,736,859	$87.51	32,736,859

Total	97,647,986	$89.72	97,647,986	(See Note 1)

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders on May 28, 2008, the following proposals were voted upon.  Percentages are based on the total of the shares voted For and either Withheld or voted Against, as appropriate.

Concerning Election of Directors

	Votes		Votes
Nominees	Cast For		Withheld
Michael J. Boskin	4,261,202,105	95.1%	218,251,360
Larry R. Faulkner	4,338,082,660	96.8%	141,370,805
William W. George	4,357,013,761	97.3%	122,439,704
James R. Houghton	4,310,463,918	96.2%	168,989,547
Reatha Clark King	4,327,173,349	96.6%	152,280,116
Marilyn Carlson Nelson	4,331,867,232	96.7%	147,586,233
Samuel J. Palmisano	4,358,570,442	97.3%	120,883,023
Steven S Reinemund	4,340,093,996	96.9%	139,359,469
Walter V. Shipley	4,353,963,941	97.2%	125,489,524
Rex W. Tillerson	4,343,542,327	97.0%	135,911,138
Edward E. Whitacre, Jr.	4,358,483,138	97.3%	120,970,327

Concerning Ratification of Independent Auditors
Votes Cast For:	4,309,316,861	98.0%
Votes Cast Against:	89,936,431	2.0%
Abstentions:	80,200,173
Broker Non-Votes:	0

Concerning Shareholder Proposals Prohibited
Votes Cast For:	94,563,822	2.8%
Votes Cast Against:	3,293,199,805	97.2%
Abstentions:	153,137,758
Broker Non-Votes:	938,552,080

Concerning Director Nominee Qualifications
Votes Cast For:	118,326,019	3.4%
Votes Cast Against:	3,322,211,694	96.6%
Abstentions:	100,363,672
Broker Non-Votes:	938,552,080

Concerning Board Chairman and CEO
Votes Cast For:	1,361,080,211	39.5%
Votes Cast Against:	2,081,307,709	60.5%
Abstentions:	98,513,465
Broker Non-Votes:	938,552,080

Concerning Shareholder Return Policy
Votes Cast For:	162,879,474	4.7%
Votes Cast Against:	3,272,308,929	95.3%
Abstentions:	105,712,982
Broker Non-Votes:	938,552,080

Concerning Shareholder Advisory Vote on Executive Compensation
Votes Cast For:	1,361,229,410	40.7%
Votes Cast Against:	1,981,102,514	59.3%
Abstentions:	198,569,461
Broker Non-Votes:	938,552,080

Concerning Executive Compensation Report
Votes Cast For:	368,484,255	10.9%
Votes Cast Against:	3,025,097,742	89.1%
Abstentions:	147,319,388
Broker Non-Votes:	938,552,080

Concerning Incentive Pay Recoupment
Votes Cast For:	428,405,781	12.5%
Votes Cast Against:	3,010,622,412	87.5%
Abstentions:	101,873,192
Broker Non-Votes:	938,552,080

Concerning Corporate Sponsorships Report
Votes Cast For:	287,651,144	9.7%
Votes Cast Against:	2,688,298,219	90.3%
Abstentions:	564,952,022
Broker Non-Votes:	938,552,080

Concerning Political Contributions Report
Votes Cast For:	843,964,133	27.6%
Votes Cast Against:	2,211,647,378	72.4%
Abstentions:	485,289,874
Broker Non-Votes:	938,552,080

Concerning Amendment of EEO Policy
Votes Cast For:	1,296,428,500	39.6%
Votes Cast Against:	1,975,180,175	60.4%
Abstentions:	269,292,710
Broker Non-Votes:	938,552,080

Concerning Community Environmental Impact
Votes Cast For:	327,559,000	10.8%
Votes Cast Against:	2,700,516,909	89.2%
Abstentions:	512,825,476
Broker Non-Votes:	938,552,080

Concerning ANWR Drilling Report
Votes Cast For:	252,395,955	8.4%
Votes Cast Against:	2,737,719,520	91.6%
Abstentions:	550,785,910
Broker Non-Votes:	938,552,080

Concerning Greenhouse Gas Emissions Goals
Votes Cast For:	922,633,711	30.9%
Votes Cast Against:	2,066,475,554	69.1%
Abstentions:	551,792,120
Broker Non-Votes:	938,552,080

Concerning CO2 Information at the Pump
Votes Cast For:	211,432,634	7.0%
Votes Cast Against:	2,819,336,182	93.0%
Abstentions:	510,132,569
Broker Non-Votes:	938,552,080

Concerning Climate Change and Technology Report
Votes Cast For:	314,453,997	10.4%
Votes Cast Against:	2,709,207,016	89.6%
Abstentions:	517,240,372
Broker Non-Votes:	938,552,080

Concerning Energy Technology Report
Votes Cast For:	284,241,536	9.4%
Votes Cast Against:	2,739,669,008	90.6%
Abstentions:	516,990,841
Broker Non-Votes:	938,552,080

Concerning Renewable Energy Policy
Votes Cast For:	805,429,204	27.5%
Votes Cast Against:	2,128,479,852	72.5%
Abstentions:	606,992,329
Broker Non-Votes:	938,552,080

For additional information, see the registrant's definitive proxy statement dated April 10, 2008, "Item 1 - Election of Directors" (beginning on page 12) and the items beginning with "Item 2 - Ratification of Independent Auditors", on page 47, through "Item 19 - Renewable Energy Policy", ending on page 73.

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

Date: August 5, 2008

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