Form 10-Q
period 2008-09-30
EXXON MOBIL CORP
filed 2008-11-04
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer   X

Accelerated filer

Non-accelerated filer

Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                                                                    Outstanding as of September 30, 2008

Common stock, without par value                                                             5,086,649,128

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

Page

Number

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Statement of Income

3

Three and nine months ended September 30, 2008 and 2007

Condensed Consolidated Balance Sheet

4

As of September 30, 2008 and December 31, 2007

Condensed Consolidated Statement of Cash Flows

5

Nine months ended September 30, 2008 and 2007

Notes to Condensed Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

16

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

22

Item 4.

Controls and Procedures

22

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

22

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 5.

Other Information

23

Item 6.

Exhibits

24

Signature

25

Index to Exhibits

26

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES AND OTHER INCOME
Sales and other operating revenue (1)	$132,085	$99,130	$379,084	$278,363
Income from equity affiliates	2,824	2,158	8,616	6,088
Other income (2)	2,828	1,049	4,963	3,459
Total revenues and other income	137,737	102,337	392,663	287,910

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases	73,298	51,973	210,964	139,642
Production and manufacturing expenses	9,878	7,884	28,837	22,845
Selling, general and administrative expenses	3,823	3,656	12,014	10,836
Depreciation and depletion	3,008	3,159	9,202	9,095
Exploration expenses, including dry holes	403	349	1,083	974
Interest expense	318	73	555	272
Sales-based taxes (1)	9,327	7,970	27,297	23,064
Other taxes and duties	10,989	10,229	33,113	29,708
Income applicable to minority interests	536	284	1,043	722
Total costs and other deductions	111,580	85,577	324,108	237,158

INCOME BEFORE INCOME TAXES	26,157	16,760	68,555	50,752
Income taxes	11,327	7,350	31,155	21,802
NET INCOME	$14,830	$9,410	$37,400	$28,950

NET INCOME PER COMMON SHARE (dollars)	$2.89	$1.72	$7.19	$5.21

NET INCOME PER COMMON SHARE
- ASSUMING DILUTION (dollars)	$2.86	$1.70	$7.11	$5.15

DIVIDENDS PER COMMON SHARE (dollars)	$0.40	$0.35	$1.15	$1.02

(1) Sales-based taxes included in sales and other
operating revenue	$9,327	$7,970	$27,297	$23,064

(2) Includes $62 million gain from sale of non-U.S. investment,
net of related $143 million foreign exchange loss	$0	$0	$(81)	$0

The information in the Notes to Condensed Consolidated Financial Statements
is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)

	Sept. 30,	Dec. 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$36,674	$33,981
Marketable securities	1,760	519
Notes and accounts receivable - net	35,251	36,450
Inventories
Crude oil, products and merchandise	13,510	8,863
Materials and supplies	2,430	2,226
Prepaid taxes and expenses	6,396	3,924
Total current assets	96,021	85,963
Property, plant and equipment - net	123,258	120,869
Investments and other assets	36,939	35,250

TOTAL ASSETS	$256,218	$242,082

LIABILITIES
Current liabilities
Notes and loans payable	$2,881	$2,383
Accounts payable and accrued liabilities	49,087	45,275
Income taxes payable	15,663	10,654
Total current liabilities	67,631	58,312
Long-term debt	7,383	7,183
Deferred income tax liabilities	23,265	22,899
Other long-term liabilities	32,653	31,926

TOTAL LIABILITIES	130,932	120,320

Commitments and contingencies (note 3)

SHAREHOLDERS' EQUITY
Common stock, without par value:
Authorized: 9,000 million shares
Issued: 8,019 million shares	5,105	4,933
Earnings reinvested	259,878	228,518
Accumulated other comprehensive income
Cumulative foreign exchange translation adjustment	5,407	7,972
Postretirement benefits reserves adjustment	(5,468)	(5,983)
Common stock held in treasury:
2,932 million shares at September 30, 2008	(139,636)
2,637 million shares at December 31, 2007		(113,678)

TOTAL SHAREHOLDERS' EQUITY	125,286	121,762

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$256,218	$242,082

The number of shares of common stock issued and outstanding at September 30, 2008 and
December 31, 2007 were 5,086,649,128 and 5,381,795,265, respectively.

The information in the Notes to Condensed Consolidated Financial Statements
is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37,400	$28,950
Depreciation and depletion	9,202	9,095
Changes in operational working capital, excluding cash and debt	4,430	1,283
All other items - net	(1,791)	1,339

Net cash provided by operating activities	49,241	40,667

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(13,993)	(10,827)
Sales of subsidiaries, investments, and property, plant and equipment	4,202	2,422
Other investing activities - net	(3,081)	(1,660)

Net cash used in investing activities	(12,872)	(10,065)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	177	104
Reductions in long-term debt	(152)	(111)
Additions/(reductions) in short-term debt - net	294	186
Cash dividends to ExxonMobil shareholders	(6,040)	(5,718)
Cash dividends to minority interests	(346)	(252)
Changes in minority interests and sales/(purchases)
of affiliate stock	(319)	(510)
Tax benefits related to stock-based awards	162	356
Common stock acquired	(26,889)	(23,884)
Common stock sold	489	891

Net cash used in financing activities	(32,624)	(28,938)

Effects of exchange rate changes on cash	(1,052)	1,515

Increase/(decrease) in cash and cash equivalents	2,693	3,179
Cash and cash equivalents at beginning of period	33,981	28,244
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,674	$31,423

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$25,194	$17,947
Cash interest paid	$488	$376

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

A number of lawsuits, including class actions, were brought in various courts against Exxon Mobil Corporation and certain of its subsidiaries relating to the accidental release of crude oil from the tanker Exxon Valdez in 1989. All the compensatory claims have been resolved and paid. All of the punitive damage claims were consolidated in the civil trial that began in 1994. On June 25, 2008, the U.S. Supreme Court vacated the $2.5 billion punitive damage award previously entered by the Ninth Circuit Court of Appeals and remanded the case to the Circuit Court with an instruction that punitive damages in the case may not exceed a maximum amount of $507.5 million. Exxon Mobil Corporation recorded an after tax charge of $290 million in the second quarter of 2008 reflecting the maximum amount of the punitive damages. The parties have filed briefs in the Ninth Circuit Court of Appeals on the issue of post judgment interest and recovery of costs. Exxon Mobil Corporation recorded an after tax charge of $170 million in the third quarter of 2008 reflecting its estimate of the resolution of those issues.

Other Contingencies

As of September 30, 2008
	Equity	Other
	Company	Third Party
	Obligations	Obligations	Total
(millions of dollars)
Total guarantees	$5,196	$827	$6,023

The Corporation and certain of its consolidated subsidiaries were contingently liable at September 30, 2008, for $6,023 million, primarily relating to guarantees for notes, loans and performance under contracts. Included in this amount were guarantees by consolidated affiliates of $5,196 million, representing ExxonMobil’s share of obligations of certain equity companies. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation's outstanding unconditional purchase obligations at September 30, 2008, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

4.

Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(millions of dollars)

Net income	$14,830	$9,410	$37,400	$28,950
Other comprehensive income
(net of income taxes)
Foreign exchange translation adjustment	(4,282)	2,052	(2,719)	3,700
Adjustment for foreign exchange translation
loss included in net income	0	0	154	0
Postretirement benefits reserves adjustment
(excluding amortization)	198	(119)	(36)	(694)
Amortization of postretirement benefits reserves
adjustment included in net periodic benefit costs	176	190	551	605
Total comprehensive income	$10,922	$11,533	$35,350	$32,561

5.

Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

NET INCOME PER COMMON SHARE
Net income (millions of dollars)	$14,830	$9,410	$37,400	$28,950

Weighted average number of common shares
outstanding (millions of shares)	5,102	5,470	5,202	5,559

Net income per common share (dollars)	$2.89	$1.72	$7.19	$5.21

NET INCOME PER COMMON SHARE
- ASSUMING DILUTION
Net income (millions of dollars)	$14,830	$9,410	$37,400	$28,950

Weighted average number of common shares
outstanding (millions of shares)	5,102	5,470	5,202	5,559
Effect of employee stock-based awards	58	66	58	61
Weighted average number of common shares
outstanding - assuming dilution	5,160	5,536	5,260	5,620

Net income per common share
- assuming dilution (dollars)	$2.86	$1.70	$7.11	$5.15

6.

Pension and Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(millions of dollars)
Pension Benefits - U.S.
Components of net benefit cost
Service cost	$96	$89	$287	$279
Interest cost	181	172	545	516
Expected return on plan assets	(228)	(212)	(686)	(634)
Amortization of actuarial loss/(gain)
and prior service cost	60	67	178	201
Net pension enhancement and
curtailment/settlement cost	44	48	131	143
Net benefit cost	$153	$164	$455	$505

Pension Benefits - Non-U.S.
Components of net benefit cost
Service cost	$107	$109	$334	$330
Interest cost	294	261	900	745
Expected return on plan assets	(308)	(283)	(943)	(816)
Amortization of actuarial loss/(gain)
and prior service cost	103	108	313	331
Net pension enhancement and
curtailment/settlement cost	0	(13)	2	(4)
Net benefit cost	$196	$182	$606	$586

Other Postretirement Benefits
Components of net benefit cost
Service cost	$23	$26	$80	$83
Interest cost	92	99	329	309
Expected return on plan assets	(13)	(11)	(47)	(34)
Amortization of actuarial loss/(gain)
and prior service cost	61	86	217	244
Net benefit cost	$163	$200	$579	$602

The company expects to make contributions of up to $1,050 million to non-U.S. pension funds, an increase of $521 million from the year-end 2007 estimate of $529 million.

7.

Disclosures about Segments and Related Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	$1,879	$1,196	$5,544	$3,595
Non-U.S.	9,092	5,103	24,224	14,698
Downstream
United States	978	914	1,669	3,498
Non-U.S.	2,035	1,087	4,068	3,808
Chemical
United States	257	296	643	846
Non-U.S.	830	906	2,159	2,605
All other	(241)	(92)	(907)	(100)
Corporate total	$14,830	$9,410	$37,400	$28,950

SALES AND OTHER OPERATING REVENUE (1)
Upstream
United States	$1,784	$1,311	$5,558	$4,109
Non-U.S.	8,230	5,136	25,618	15,932
Downstream
United States	33,038	26,243	97,562	73,148
Non-U.S.	78,168	57,233	218,352	158,346
Chemical
United States	4,011	3,453	11,833	10,102
Non-U.S.	6,851	5,743	20,150	16,707
All other	3	11	11	19
Corporate total	$132,085	$99,130	$379,084	$278,363

(1) Includes sales-based taxes

INTERSEGMENT REVENUE
Upstream
United States	$2,604	$1,868	$8,237	$5,211
Non-U.S.	17,160	12,181	49,301	34,446
Downstream
United States	4,866	3,819	13,968	10,162
Non-U.S.	19,132	13,225	57,081	37,051
Chemical
United States	2,902	2,462	8,507	6,376
Non-U.S.	2,959	2,030	8,061	5,718
All other	68	70	206	239

8.

Unrecognized Tax Benefits

Unrecognized tax benefits for prior years' tax positions were reduced by $0.9 billion in the third quarter of 2008 primarily due to tax settlements.  This reduction in tax benefits did not have a material effect on the Corporation's earnings or effective income tax rate.  The Corporation does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months.

9.

Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the deferred interest debentures due 2012 ($1,875 million long-term at September 30, 2008) and the debt securities due 2008-2011 ($39 million long-term and $13 million short-term) of SeaRiver Maritime Financial Holdings, Inc., a 100 percent owned subsidiary of Exxon Mobil Corporation.

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

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for three months ended September 30, 2008
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$4,859	$-	$127,226	$-	$132,085
Income from equity affiliates	14,267	5	2,819	(14,267)	2,824
Other income	81	-	2,747	-	2,828
Intercompany revenue	13,636	11	128,749	(142,396)	-
Total revenues and other income	32,843	16	261,541	(156,663)	137,737
Costs and other deductions
Crude oil and product purchases	13,164	-	196,879	(136,745)	73,298
Production and manufacturing expenses	2,067	-	9,286	(1,475)	9,878
Selling, general and administrative expenses	734	-	3,315	(226)	3,823
Depreciation and depletion	360	-	2,648	-	3,008
Exploration expenses, including dry holes	70	-	333	-	403
Interest expense	901	52	3,411	(4,046)	318
Sales-based taxes	-	-	9,327	-	9,327
Other taxes and duties	18	-	10,971	-	10,989
Income applicable to minority interests	-	-	536	-	536
Total costs and other deductions	17,314	52	236,706	(142,492)	111,580
Income before income taxes	15,529	(36)	24,835	(14,171)	26,157
Income taxes	699	(14)	10,642	-	11,327
Net income	$14,830	$(22)	$14,193	$(14,171)	$14,830

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for three months ended September 30, 2007
Revenues and other income
Sales and other operating revenue,
including sales-based taxes	$4,064	$-	$95,066	$-	$99,130
Income from equity affiliates	9,588	(2)	2,148	(9,576)	2,158
Other income	75	-	974	-	1,049
Intercompany revenue	10,424	27	92,089	(102,540)	-
Total revenues and other income	24,151	25	190,277	(112,116)	102,337
Costs and other deductions
Crude oil and product purchases	10,088	-	138,100	(96,215)	51,973
Production and manufacturing
expenses	1,758	-	7,476	(1,350)	7,884
Selling, general and administrative
expenses	629	-	3,201	(174)	3,656
Depreciation and depletion	455	-	2,704	-	3,159
Exploration expenses, including dry
holes	73	-	276	-	349
Interest expense	1,550	50	3,492	(5,019)	73
Sales-based taxes	-	-	7,970	-	7,970
Other taxes and duties	11	-	10,218	-	10,229
Income applicable to minority interests	-	-	284	-	284
Total costs and other deductions	14,564	50	173,721	(102,758)	85,577
Income before income taxes	9,587	(25)	16,556	(9,358)	16,760
Income taxes	177	(9)	7,182	-	7,350
Net income	$9,410	$(16)	$9,374	$(9,358)	$9,410

Condensed consolidated statement of income for nine months ended September 30, 2008
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$14,588	$-	$364,496	$-	$379,084
Income from equity affiliates	37,100	3	8,594	(37,081)	8,616
Other income	206	-	4,757	-	4,963
Intercompany revenue	40,288	39	373,783	(414,110)	-
Total revenues and other income	92,182	42	751,630	(451,191)	392,663
Costs and other deductions
Crude oil and product purchases	40,533	-	567,555	(397,124)	210,964
Production and manufacturing expenses	6,271	-	26,825	(4,259)	28,837
Selling, general and administrative expenses	2,630	-	10,029	(645)	12,014
Depreciation and depletion	1,132	-	8,070	-	9,202
Exploration expenses, including dry holes	216	-	867	-	1,083
Interest expense	2,834	157	9,940	(12,376)	555
Sales-based taxes	-	-	27,297	-	27,297
Other taxes and duties	49	-	33,064	-	33,113
Income applicable to minority interests	-	-	1,043	-	1,043
Total costs and other deductions	53,665	157	684,690	(414,404)	324,108
Income before income taxes	38,517	(115)	66,940	(36,787)	68,555
Income taxes	1,117	(41)	30,079	-	31,155
Net income	$37,400	$(74)	$36,861	$(36,787)	$37,400

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for nine months ended September 30, 2007
Revenues and other income
Sales and other operating revenue,
including sales-based taxes	$12,063	$-	$266,300	$-	$278,363
Income from equity affiliates	28,906	4	6,051	(28,873)	6,088
Other income	357	-	3,102	-	3,459
Intercompany revenue	28,172	78	255,917	(284,167)	-
Total revenues and other income	69,498	82	531,370	(313,040)	287,910
Costs and other deductions
Crude oil and product purchases	26,587	-	378,106	(265,051)	139,642
Production and manufacturing
expenses	5,305	-	21,423	(3,883)	22,845
Selling, general and administrative
expenses	1,901	-	9,498	(563)	10,836
Depreciation and depletion	1,240	-	7,855	-	9,095
Exploration expenses, including dry
holes	215	-	759	-	974
Interest expense	4,566	151	10,824	(15,269)	272
Sales-based taxes	-	-	23,064	-	23,064
Other taxes and duties	35	-	29,673	-	29,708
Income applicable to minority interests	-	-	722	-	722
Total costs and other deductions	39,849	151	481,924	(284,766)	237,158
Income before income taxes	29,649	(69)	49,446	(28,274)	50,752
Income taxes	699	(26)	21,129	-	21,802
Net income	$28,950	$(43)	$28,317	$(28,274)	$28,950

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated balance sheet as of September 30, 2008
Cash and cash equivalents	$2,411	$-	$34,263	$-	$36,674
Marketable securities	-	-	1,760	-	1,760
Notes and accounts receivable - net	4,945	24	33,370	(3,088)	35,251
Inventories	1,562	-	14,378	-	15,940
Prepaid taxes and expenses	496	-	5,900	-	6,396
Total current assets	9,414	24	89,671	(3,088)	96,021
Property, plant and equipment - net	16,635	-	106,623	-	123,258
Investments and other assets	220,383	476	430,432	(614,352)	36,939
Intercompany receivables	13,558	2,032	477,607	(493,197)	-
Total assets	$259,990	$2,532	$1,104,333	$(1,110,637)	$256,218

Notes and loan payables	$32	$13	$2,836	$-	$2,881
Accounts payable and accrued liabilities	3,775	-	45,312	-	49,087
Income taxes payable	-	-	18,751	(3,088)	15,663
Total current liabilities	3,807	13	66,899	(3,088)	67,631
Long-term debt	283	1,914	5,186	-	7,383
Deferred income tax liabilities	1,669	193	21,403	-	23,265
Other long-term liabilities	11,598	-	21,055	-	32,653
Intercompany payables	117,347	383	375,467	(493,197)	-
Total liabilities	134,704	2,503	490,010	(496,285)	130,932

Earnings reinvested	259,878	(541)	128,111	(127,570)	259,878
Other shareholders' equity	(134,592)	570	486,212	(486,782)	(134,592)
Total shareholders' equity	125,286	29	614,323	(614,352)	125,286
Total liabilities and shareholders' equity	$259,990	$2,532	$1,104,333	$(1,110,637)	$256,218

Condensed consolidated balance sheet as of December 31, 2007
Cash and cash equivalents	$1,393	$-	$32,588	$-	$33,981
Marketable securities	-	-	519	-	519
Notes and accounts receivable - net	3,733	2	34,338	(1,623)	36,450
Inventories	1,198	-	9,891	-	11,089
Prepaid taxes and expenses	373	-	3,551	-	3,924
Total current assets	6,697	2	80,887	(1,623)	85,963
Property, plant and equipment - net	16,291	-	104,578	-	120,869
Investments and other assets	208,283	413	427,046	(600,492)	35,250
Intercompany receivables	14,577	1,961	437,433	(453,971)	-
Total assets	$245,848	$2,376	$1,049,944	$(1,056,086)	$242,082

Notes and loan payables	$3	$13	$2,367	$-	$2,383
Accounts payable and accrued liabilities	3,038	1	42,236	-	45,275
Income taxes payable	-	-	12,277	(1,623)	10,654
Total current liabilities	3,041	14	56,880	(1,623)	58,312
Long-term debt	276	1,766	5,141	-	7,183
Deferred income tax liabilities	1,829	212	20,858	-	22,899
Other long-term liabilities	11,308	-	20,618	-	31,926
Intercompany payables	107,632	382	345,957	(453,971)	-
Total liabilities	124,086	2,374	449,454	(455,594)	120,320

Earnings reinvested	228,518	(467)	114,037	(113,570)	228,518
Other shareholders' equity	(106,756)	469	486,453	(486,922)	(106,756)
Total shareholders' equity	121,762	2	600,490	(600,492)	121,762
Total liabilities and shareholders' equity	$245,848	$2,376	$1,049,944	$(1,056,086)	$242,082

		SeaRiver
Exxon Mobil		Maritime		Consolidating
Corporation		Financial		and
Parent		Holdings	All Other	Eliminating
Guarantor		Inc.	Subsidiaries	Adjustments	Consolidated
(millions of dollars)
Condensed consolidated statement of cash flows for nine months ended September 30, 2008
Cash provided by/(used in) operating
activities	$25,019	$29	$46,979	$(22,786)	$49,241
Cash flows from investing activities
Additions to property, plant and
equipment	(1,489)	-	(12,504)	-	(13,993)
Sales of long-term assets	138	-	4,064	-	4,202
Net intercompany investing	9,600	(130)	(9,647)	177	-
All other investing, net	-	-	(3,081)	-	(3,081)
Net cash provided by/(used in)
investing activities	8,249	(130)	(21,168)	177	(12,872)
Cash flows from financing activities
Additions to long-term debt	-	-	177	-	177
Reductions in long-term debt	-	-	(152)	-	(152)
Additions/(reductions) in short-term
debt - net	29	-	265	-	294
Cash dividends	(6,040)	-	(22,786)	22,786	(6,040)
Net ExxonMobil shares sold/(acquired)	(26,400)	-	-	-	(26,400)
Net intercompany financing activity	-	1	76	(77)	-
All other financing, net	161	100	(664)	(100)	(503)
Net cash provided by/(used in)
financing activities	(32,250)	101	(23,084)	22,609	(32,624)
Effects of exchange rate changes
on cash	-	-	(1,052)	-	(1,052)
Increase/(decrease) in cash and cash
equivalents	$1,018	$-	$1,675	$-	$2,693

Condensed consolidated statement of cash flows for nine months ended September 30, 2007
Cash provided by/(used in) operating
activities	$21,063	$60	$40,176	$(20,632)	$40,667
Cash flows from investing activities
Additions to property, plant and
equipment	(912)	-	(9,915)	-	(10,827)
Sales of long-term assets	187	-	2,235	-	2,422
Net intercompany investing	4,554	(56)	(4,565)	67	-
All other investing, net	-	-	(1,660)	-	(1,660)
Net cash provided by/(used in)
investing activities	3,829	(56)	(13,905)	67	(10,065)
Cash flows from financing activities
Additions to long-term debt	-	-	104	-	104
Reductions in long-term debt	-	-	(111)	-	(111)
Additions/(reductions) in short-term
debt - net	163	-	23	-	186
Cash dividends	(5,718)	-	(20,632)	20,632	(5,718)
Net ExxonMobil shares sold/(acquired)	(22,993)	-	-	-	(22,993)
Net intercompany financing activity	-	(4)	71	(67)	-
All other financing, net	356	-	(762)	-	(406)
Net cash provided by/(used in)
financing activities	(28,192)	(4)	(21,307)	20,565	(28,938)
Effects of exchange rate changes
on cash	-	-	1,515	-	1,515
Increase/(decrease) in cash and cash
equivalents	$(3,300)	$-	$6,479	$-	$3,179

EXXON MOBIL CORPORATION

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Third Quarter		First Nine Months
Net Income (U.S. GAAP)	2008	2007	2008	2007
	(millions of dollars)
Upstream
United States	$1,879	$1,196	$5,544	$3,595
Non-U.S.	9,092	5,103	24,224	14,698
Downstream
United States	978	914	1,669	3,498
Non-U.S.	2,035	1,087	4,068	3,808
Chemical
United States	257	296	643	846
Non-U.S.	830	906	2,159	2,605
Corporate and financing	(241)	(92)	(907)	(100)
Net Income (U.S. GAAP)	$14,830	$9,410	$37,400	$28,950

Net income per common share (dollars)	$2.89	$1.72	$7.19	$5.21
Net income per common share
- assuming dilution (dollars)	$2.86	$1.70	$7.11	$5.15

Special items included in net income
Non-U.S. Upstream
Sale of German gas transportation business	$1,620	$0	$1,620	$0
Corporate and financing
Valdez litigation	$(170)	$0	$(460)	$0

REVIEW OF THIRD QUARTER AND FIRST NINE MONTHS 2008 RESULTS

ExxonMobil reported strong results in the third quarter of 2008, demonstrating the continued success of our disciplined business approach.  Record net income for the third quarter of $14,830 million was up 58 percent from the third quarter of 2007.  Net income included a gain of $1,620 million from the sale of the natural gas transportation business in Germany and a charge of $170 million reflecting a provision for interest related to the Valdez punitive damages award.  Earnings per share of $2.86 were up 68 percent reflecting the benefit of the share purchase program.

Third quarter results include impacts of Hurricanes Gustav and Ike which affected U.S. Gulf Coast operations during the period.  We responded quickly and effectively to maximize supplies of gasoline and other products to the marketplace.  The majority of our operations are back on-line or are completing the final stages of start-up.  At our Beaumont Chemical facilities, we continue to progress repairs and start-up planning after experiencing significant flooding during Hurricane Ike.  Quarterly upstream volumes were down 24 thousand oil-equivalent barrels per day and costs were higher by $50 million before tax due to the hurricanes.  Damage repairs and lower volumes across all business lines associated with the hurricanes are expected to reduce fourth quarter earnings by about $500 million.

__________________________________________________________

Net income for the first nine months 2008 of $37,400 million was a record and increased $8,450 million or 29 percent from 2007.  Earnings per share of $7.11 increased 38 percent, reflecting strong business results and the continued reduction in the number of shares outstanding.  Net income in 2008 included a gain of $1,620 million from the sale of the natural gas transportation business in Germany and charges totaling $460 million related to the Valdez punitive damages award.

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(millions of dollars)
Upstream earnings
United States	$1,879	$1,196	$5,544	$3,595
Non-U.S.	9,092	5,103	24,224	14,698
Total	$10,971	$6,299	$29,768	$18,293

Special items included in net income
Non-U.S. Upstream
Sale of German gas transportation business	$1,620	$0	$1,620	$0

Upstream earnings were $10,971 million in the third quarter of 2008, up $4,672 million from 2007.  Higher crude oil and natural gas realizations increased earnings approximately $4.4 billion and the gain from the sale of the German natural gas transportation business added $1.6 billion.  Lower sales volumes decreased earnings about $1.3 billion.

On an oil-equivalent basis, production decreased 8 percent from the third quarter of 2007.  Excluding lower entitlement volumes (which include price and spend impacts and PSC net interest reductions) and impacts associated with the hurricanes, production was down about 5 percent.  Higher maintenance activity and downtime reduced volumes by just under 3 percent.

Liquids production totaled 2,291 kbd (thousands of barrels per day), down 246 kbd from the third quarter of 2007.  Excluding lower entitlement volumes and the impacts of the hurricanes, liquids production was down 5 percent, as increased production from projects in west Africa and the North Sea was more than offset by mature field decline and higher maintenance activity.

Third quarter natural gas production was 7,823 mcfd (millions of cubic feet per day), down 460 mcfd from 2007.   Higher European demand and new production volumes from project additions in the North Sea and Malaysia were more than offset by mature field decline, increased maintenance activity and entitlement effects.

Earnings from U.S. Upstream operations were $1,879 million, $683 million higher than the third quarter of 2007.  Non-U.S. Upstream earnings, including the gain from the sale of the German natural gas transportation business, were $9,092 million, up $3,989 million from last year.

__________________________________________________________

Upstream earnings in the first nine months of 2008 were a record at $29,768 million, up $11,475 million from 2007.  Record high crude oil and natural gas realizations increased earnings approximately $14.8 billion and the gain related to the sale of the German natural gas transportation business added $1.6 billion.  Lower sales volumes reduced earnings about $3.7 billion.  Higher taxes and increased operating costs decreased earnings approximately $1.5 billion.  Favorable foreign exchange effects provided a partial offset.

On an oil-equivalent basis, production decreased 7 percent from last year.  Excluding impacts related to the Venezuela expropriation and lower entitlement volumes, production was down about 4 percent.

Liquids production of 2,383 kbd decreased 267 kbd from 2007.  Excluding the Venezuela expropriation and lower entitlement volumes, liquids production was down about 5 percent, as field decline in mature areas more than offset project volume increases.

Natural gas production of 8,843 mcfd decreased 194 mcfd from 2007.  Higher volumes from North Sea, Malaysia and Qatar projects and higher European demand were more than offset by mature field decline and planned maintenance activity.

Earnings from U.S. Upstream operations for 2008 were $5,544 million, an increase of $1,949 million.  Earnings outside the U.S., including the gain related to the sale of the German natural gas transportation business, were $24,224 million, $9,526 million higher than 2007.

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(millions of dollars)
Downstream earnings
United States	$978	$914	$1,669	$3,498
Non-U.S.	2,035	1,087	4,068	3,808
Total	$3,013	$2,001	$5,737	$7,306

Downstream earnings of $3,013 million in the third quarter of 2008 were up $1,012 million from the third quarter of 2007. Higher margins increased earnings by $1.1 billion while favorable mix effects increased earnings by $200 million.  Unfavorable foreign exchange effects provided a partial offset.  Petroleum product sales of 6,688 kbd were 413 kbd lower than last year's third quarter, mainly reflecting asset sales and lower demand.

U.S. Downstream earnings were $978 million, up $64 million from the third quarter of 2007.  Non-U.S. Downstream earnings of $2,035 million were $948 million higher than last year.

__________________________________________________________

Downstream earnings in the first nine months of 2008 of $5,737 million were $1,569 million lower than 2007.  Lower worldwide refining margins decreased earnings approximately $1.9 billion while higher operating costs reduced earnings about $400 million.  Improved refinery operations increased earnings about $800 million.  Petroleum product sales of 6,761 kbd decreased from 7,090 kbd in 2007, mainly reflecting asset sales and lower demand.

U.S. Downstream earnings were $1,669 million, down $1,829 million.  Non-U.S. Downstream earnings were $4,068 million, $260 million higher than last year.

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(millions of dollars)
Chemical earnings
United States	$257	$296	$643	$846
Non-U.S.	830	906	2,159	2,605
Total	$1,087	$1,202	$2,802	$3,451

Chemical earnings of $1,087 million in the third quarter of 2008 were $115 million lower than the third quarter of 2007.  Lower volumes, which reduced earnings approximately $200 million, and lower margins were partly offset by favorable foreign exchange effects.  Third quarter prime product sales of 6,060 kt (thousands of metric tons) were 669 kt lower than the prior year due to hurricane effects and lower demand.

__________________________________________________________

Chemical earnings in the first nine months of 2008 of $2,802 million decreased $649 million from 2007.  Lower margins decreased earnings approximately $900 million, while lower volumes decreased earnings by about $200 million.  Favorable foreign exchange and tax effects provided a partial offset.  Prime product sales of 19,356 kt were down 1,075 kt from 2007.

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(millions of dollars)

Corporate and financing earnings	$(241)	$(92)	$(907)	$(100)

Special items included in net income
Corporate and financing
Valdez litigation	$(170)	$0	$(460)	$0

Corporate and financing expenses increased to $241 million in the third quarter of 2008, reflecting the $170 million charge for interest related to the Valdez litigation.

__________________________________________________________

Corporate and financing expenses in the first nine months of 2008 of $907 million, increased by $807 million due to lower interest rates on cash balances and higher corporate costs, and included $460 million of charges related to the Valdez litigation.

LIQUIDITY AND CAPITAL RESOURCES

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			$49,241	$40,667
Investing activities			(12,872)	(10,065)
Financing activities			(32,624)	(28,938)
Effect of exchange rate changes			(1,052)	1,515
Increase/(decrease) in cash and cash equivalents			$2,693	$3,179

Cash and cash equivalents			$36,674	$31,423
Cash and cash equivalents - restricted			0	4,604
Total cash and cash equivalents (at end of period)			$36,674	$36,027

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	$14,403	$15,063	$49,241	$40,667
Sales of subsidiaries, investments and property,
plant and equipment	2,630	749	4,202	2,422
Cash flow from operations and asset sales	$17,033	$15,812	$53,443	$43,089

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider asset sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities.

Total cash and cash equivalents of $36.7 billion at the end of the third quarter of 2008 compared to $36.0 billion, including the $4.6 billion of restricted cash, at the end of the third quarter of 2007.

Cash provided by operating activities totaled $49,241 million for the first nine months of 2008, $8,574 million higher than 2007.  The major source of funds was net income of $37,400 million, adjusted for the noncash provision of $9,202 million for depreciation and depletion, both of which increased.  The effects of higher prices and the timing of payments of accounts and other payables, of collection of accounts receivable and the timing of income taxes payable added to cash provided by operating activities.  For additional details, see the Condensed Consolidated Statement of Cash Flows on page 5.

Investing activities for the first nine months of 2008 used net cash of $12,872 million compared to $10,065 million in the prior year.  Spending for additions to property, plant and equipment increased $3,166 million to $13,993 million.  Proceeds from asset divestments of $4,202 million in 2008, increased from $2,422 million in the prior year, with the increase mainly attributable to the sale of the German natural gas transportation business in the third quarter.

Cash flow from operations and asset sales in the third quarter of 2008 of $17.0 billion, including asset sales of $2.6 billion, was $1.2 billion higher than in the third quarter of 2007.  Cash flow from operations and asset sales for the first nine months of 2008 of $53.4 billion, including $4.2 billion from asset sales, was $10.3 billion higher than in the comparable 2007 period.

Net cash used in financing activities of $32,624 million in the first nine months of 2008 increased $3,686 million, reflecting a higher level of purchases of shares of ExxonMobil stock.

During the third quarter of 2008, Exxon Mobil Corporation purchased 109 million shares of its common stock for the treasury at a gross cost of $8.7 billion.  These purchases included $8.0 billion to reduce the number of shares outstanding, with the balance used to offset shares issued in conjunction with the company's benefit plans and programs.  Shares outstanding were reduced 2.1 percent from 5,194 million at the end of the second quarter to 5,087 million at the end of the third quarter.

Gross share purchases in the first nine months of 2008 were $26.9 billion, reducing shares outstanding by 5.5 percent.  Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation returned significant cash to shareholders, distributing a total of $10.1 billion in the third quarter of 2008 through dividends of $2.1 billion and share purchases of $8.0 billion to reduce shares outstanding.  The Corporation distributed a total of $30.0 billion to shareholders in the first nine months of 2008 through dividends and share purchases to reduce shares outstanding, an increase of $3.3 billion versus 2007.  Dividends in the first nine months of 2008 of $1.15 per share increased 13 percent.

Total debt of $10.3 billion at September 30, 2008, increased from $9.6 billion at year-end 2007.  The Corporation's debt to total capital ratio was 7.3 percent at the end of the third quarter of 2008 compared to 7.1 percent at year-end 2007.

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

On July 1, 2008, affiliates of Exxon Mobil Corporation completed the sale of their interests in the natural gas transportation business in northern Germany.  This transaction does not affect the exploration, production and natural gas sale and storage activities conducted by ExxonMobil affiliates in Germany.  The positive after-tax earnings of this transaction of $1,620 million was reported in third quarter 2008 results.

TAXES

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(millions of dollars)

Income taxes	$11,327	$7,350	$31,155	$21,802
Sales-based taxes	9,327	7,970	27,297	23,064
All other taxes and duties	11,856	10,953	35,760	32,026
Total	$32,510	$26,273	$94,212	$76,892

Effective income tax rate	45%	46%	48%	45%

Income, sales-based and all other taxes and duties for the third quarter of 2008 of $32,510 million were higher than 2007.  In the third quarter of 2008 income tax expense increased to $11,327 million reflecting the higher level of earnings and the effective income tax rate was 45 percent, compared to $7,350 million and 46 percent, respectively, in the prior year period.  Sales-based taxes and all other taxes and duties increased in 2008 reflecting higher prices and foreign exchange.

Income, sales-based and all other taxes and duties for the first nine months of 2008 of $94,212 million were higher than 2007.  In the first nine months of 2008, income tax expense increased to $31,155 million reflecting the higher level of earnings and the effective income tax rate was 48 percent, compared to $21,802 million and 45 percent, respectively, in the prior year period.  The change in the effective income tax rate reflects an increased share of total income from the non-U.S. Upstream segment.  Sales-based taxes and all other taxes and duties increased in 2008 reflecting higher prices and foreign exchange.

CAPITAL AND EXPLORATION EXPENDITURES

	Third Quarter		First Nine Months
	2008	2007	2008	2007
	(millions of dollars)

Upstream (including exploration expenses)	$5,277	$3,851	$14,629	$11,186
Downstream	844	984	2,575	2,389
Chemical	721	601	2,084	1,096
Other	11	5	26	31
Total	$6,853	$5,441	$19,314	$14,702

Despite the continuing uncertainty in world financial markets, ExxonMobil has maintained a strong financial position.  In the third quarter of 2008, capital and exploration project spending increased to $6.9 billion, up 26 percent from 2007.

__________________________________________________________

For the first nine months of 2008, spending on capital and exploration projects was $19.3 billion, an increase of 31 percent versus 2007.  Through these investments we continue to make a substantial contribution to employment and economic activity in the countries in which we operate.

We plan to continue our disciplined capital investments with our full year capital and exploration expenditures projected to be about $25 billion, consistent with previous guidance.

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

FORWARD-LOOKING STATEMENTS

Statements in this report relating to future plans, projections, events or conditions are forward-looking statements.  Actual results, including project plans, resource recoveries and production rates, capital expenditures, and the impact of hurricane damage on future earnings, could differ materially due to changes in long-term oil or gas prices or other market conditions affecting the oil and gas industry; completion of repair projects as planned; unforeseen technical difficulties; political events or disturbances; reservoir performance; the outcome of commercial negotiations; wars and acts of terrorism or sabotage; changes in technical or operating conditions; and other factors discussed under the heading "Factors Affecting Future Results" on our website and in Item 1A of ExxonMobil's 2007 Form 10-K.  We assume no duty to update these statements as of any future date.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the nine months ended September 30, 2008, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2007.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of September 30, 2008.  Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes during the Corporation's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On August 1, 2008, the Connecticut Department of Environmental Protection (CTDEP) requested a Consent Order as a result of an alleged June 2007 discharge of gasoline at a Mobil-branded service station in South Windsor, Connecticut.  The proposed Consent Order seeks a penalty of $180,000.  ExxonMobil is assessing its response to the CTDEP.

Regarding a previously reported matter, on September 11, 2008, Exxon Mobil Corporation entered into a Consent Decree with the State of Maryland Department of the Environment (MDE) to resolve the lawsuit filed by the MDE on May 15, 2006.  In the litigation, the MDE alleged that a dealer-operated Exxon-branded service station in Jacksonville, Maryland, released petroleum from an underground storage tank.  The Consent Decree requires ExxonMobil to pay a $4 million penalty and complete remediation in exchange for a release of all claims asserted in the lawsuit.

Regarding a previously reported matter, the Puerto Rico Environmental Quality Board (EQB) issued an order on May 21, 2001, alleging that Esso Standard Oil Company (Puerto Rico) (Esso) failed to investigate and remediate alleged hydrocarbon contamination associated with underground storage tanks at a service station in Barranquitas, Puerto Rico. The EQB sought a penalty of $75.9 million. On November 7, 2006, after granting Esso’s motion for summary judgment, the District Court issued a permanent injunction prohibiting the EQB from conducting any administrative proceedings against Esso related to the penalty. The EQB Defendants appealed and, on April 10, 2008, the U.S. Court of Appeals for the First Circuit issued its decision upholding the permanent injunction.  The time for appeals has now passed and on September 19, 2008, the District Court, on remand, granted Esso’s request for attorney fees and costs and ordered the EQB Defendants to pay Esso approximately $1.7 million in fees and expenses. An appeal of that order is expected.

Regarding a previously reported matter, on August 21, 2008, a Consent Agreement and Final Order (CAFO) was filed with Region 9 of the Environmental Protection Agency (EPA) to resolve alleged violations under the Toxic Substances Control Act.  The EPA sought enforcement under the Act for alleged leaks of PCB-containing oil from transformers and related alleged violations of PCB disposal requirements at the Santa Ynez Unit Platform Hondo facility, offshore California. Under the terms of the CAFO, on September 2, 2008, Exxon Mobil Corporation paid a civil administrative penalty of $2,642,000.  Prior to the completion of the CAFO, the transformers were replaced with new PCB-free transformers.

Refer to the relevant portions of note 3 on pages 6 and 7 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended September 30, 2008

			Total Number of	Maximum Number
			Shares Purchased	Of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

July, 2008	35,200,616	83.48	35,200,616

August, 2008	36,475,282	78.64	36,475,282

September, 2008	37,026,344	77.14	37,026,344

Total	108,702,242	$79.70	108,702,242	(See Note 1)

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

Item 5.  Other Information

The Registrant hereby furnishes the information set forth in its news release, dated November 4, 2008, announcing enhancements to its corporate governance structure and the appointment of Samuel J. Palmisano as Presiding Director.  A copy of the release is included as Exhibit 99.1.

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

Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by

  Principal Financial Officer.

32.3

Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by

  Principal Accounting Officer.

99.1

Exxon Mobil Corporation News Release, dated November 4, 2008, relating to its corporate governance structure.

EXXON MOBIL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION

Date: November 4, 2008

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

Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal

  Financial Officer.

32.3

Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal

  Accounting Officer.

99.1

Exxon Mobil Corporation News Release, dated November 4, 2008, relating to its corporate governance structure.