Form 10-K
period 2008-12-31
EXXON MOBIL CORP
filed 2009-02-27
CIK 34088

2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(972) 444-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, without par value (4,941,630,490 shares outstanding at January 31, 2009)	New York Stock Exchange
Registered securities guaranteed by Registrant:
SeaRiver Maritime Financial Holdings, Inc.
Twenty-Five Year Debt Securities due October 1, 2011	New York Stock Exchange

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

Large accelerated filer    ✓           Accelerated filer

Non-accelerated filer                  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes         No   ✓

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $88.13 on the New York Stock Exchange composite tape, was in excess of $457 billion.

Documents Incorporated by Reference:

    Proxy Statement for the 2009 Annual Meeting of Shareholders (Part III)

EXXON MOBIL CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Throughout ExxonMobil’s businesses, new and ongoing measures are taken to prevent and minimize the impact of our operations on air, water and ground. These include a significant investment in refining infrastructure and technology to manufacture clean fuels as well as projects to reduce nitrogen oxide and sulfur oxide emissions and expenditures for asset retirement obligations. ExxonMobil’s 2008 worldwide environmental expenditures for all such preventative and remediation steps, including ExxonMobil’s share of equity company expenditures, were about $5.2 billion, of which $2.5 billion were capital expenditures and $2.7 billion were included in expenses. The total cost for such activities is expected to remain in this range in 2009 and 2010 (with capital expenditures approximately 50 percent of the total).

Operating data and industry segment information for the Corporation are contained in the Financial Section of this report under the following: “Quarterly Information”, “Note 17: Disclosures about Segments and Related Information” and “Operating Summary”. Information on oil and gas reserves is contained in the “Oil and Gas Reserves” part of the “Supplemental Information on Oil and Gas Exploration and Production Activities” portion of the Financial Section of this report. ExxonMobil has a long-standing commitment to the development of proprietary technology. We have a wide array of research programs designed to meet the needs identified in each of our business segments. Information on Company-sponsored research and development spending is contained in “Note 3: Miscellaneous Financial Information” of the Financial Section of this report. ExxonMobil held approximately 11 thousand active patents worldwide at the end of 2008. For technology licensed to third parties, revenues totaled approximately $125 million in 2008. Although technology is an important contributor to the overall operations and results of our Company, the profitability of each business segment is not dependent on any individual patent, trade secret, trademark, license, franchise or concession.

The number of regular employees was 79.9 thousand, 80.8 thousand and 82.1 thousand at years ended 2008, 2007 and 2006, respectively. Regular employees are defined as active executive, management, professional, technical and wage employees who work full time or part time for the Corporation and are covered by the Corporation’s benefit plans and programs. Regular employees do not include employees of the company-operated retail sites (CORS). The number of CORS employees was 24.8 thousand, 26.3 thousand and 24.3 thousand at years ended 2008, 2007 and 2006, respectively.

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

ExxonMobil’s financial and operating results are subject to a variety of risks inherent in the global oil and gas business. Many of these risk factors are not within the Company’s control and could adversely affect our business, our financial and operating results or our financial condition. These factors include the following:

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

A key component of the Corporation’s competitive position, particularly given the commodity-based nature of many of its businesses, is ExxonMobil’s ability to manage expenses successfully. This requires continuous management focus on reducing unit costs and improving efficiency including through technology improvements, cost control, productivity enhancements and regular reappraisal of our asset portfolio.

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

The Corporation’s overall volume capacity outlook, based on projects coming on stream as anticipated, is for production capacity to grow over the period 2009-2013. However, actual volumes will vary from year to year due to the timing of individual project start-ups, operational outages, reservoir performance, regulatory changes, asset sales, weather events, price effects on production sharing contracts and other factors described above.

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

Market Risk Factors:

Worldwide Average Realizations—Consolidated Subsidiaries	2008	2007	2006
Crude oil and NGL ($/barrel)	$89.32	$66.02	$58.34
Natural gas ($/kcf)	7.54	5.29	6.08

Crude oil, natural gas, petroleum product and chemical prices have fluctuated in response to changing market forces. The impacts of these price fluctuations on earnings from Upstream, Downstream and Chemical operations have varied. In the Upstream a $1 per barrel change in the weighted-average realized price of oil would have approximately a $375 million annual after-tax effect on Upstream consolidated plus equity company earnings. Similarly, a $0.10 per kcf change in the worldwide average gas realization would have approximately a $175 million annual after-tax effect on Upstream consolidated plus equity company earnings. For any given period, the extent of actual benefit or detriment will be dependent on the price movements of individual types of crude oil, taxes and other government take impacts, price adjustment lags in long-term gas contracts, and crude and gas production volumes. Accordingly, changes in benchmark prices for crude oil and natural gas only provide broad indicators of changes in the earnings experienced in any particular period.

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

Although price levels of crude oil and natural gas may rise or fall significantly over the short to medium term due to political events, OPEC actions and other factors, industry economics over the long term will continue to be driven by market supply and demand. Accordingly, the Corporation tests the viability of all of its investments over a broad range of future prices. The Corporation’s assessment is that its operations will continue to be successful in a variety of market conditions. This is the outcome of disciplined investment and asset management programs. Investment opportunities are tested against a variety of market conditions, including low-price scenarios.

The Corporation has an active asset management program in which underperforming assets are either improved to acceptable levels or considered for divestment. The asset management program includes a disciplined, regular review to ensure that all assets are contributing to the Corporation’s strategic objectives. The result is an efficient capital base, and the Corporation has seldom had to write down the carrying value of assets, even during periods of low commodity prices.

Risk Management

The Corporation’s size, strong capital structure, geographic diversity and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the Corporation’s enterprise-wide risk from changes in interest rates, currency rates and commodity prices. As a result, the Corporation makes limited use of derivative instruments to mitigate the impact of such changes. The Corporation does not engage in speculative derivative activities or derivative trading activities nor does it use derivatives with leveraged features. The Corporation maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity. The Corporation’s limited derivative activities pose no material credit or market risks to ExxonMobil’s operations, financial condition or liquidity. “Note 12: Financial Instruments and Derivatives” of the Financial Section of this report summarizes the fair value of derivatives outstanding at year end and the gains or losses that have been recognized in net income.

The Corporation is exposed to changes in interest rates, primarily on its short-term debt and the portion of long-term debt that carries floating interest rates. The impact of a 100-basis-point change in interest rates affecting the Corporation’s debt would not be material to earnings, cash flow or fair value. The Corporation’s cash balances exceeded total debt at year-end 2008 and 2007. During 2008, credit markets tightened and the global economy slowed. The Corporation is not dependent on the credit markets to fund current operations. However, some joint-venture partners are dependent on the credit markets and their funding ability may impact the development pace of joint-venture projects.

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

Inflation and Other Uncertainties

The general rate of inflation in many major countries of operation increased in 2008 versus the relatively low rates in recent years, and the associated impact on non-energy costs has generally been mitigated by cost reductions from efficiency and productivity improvements. Increased global demand for certain services and materials has resulted in higher operating and capital costs in recent years. The Corporation works to counter upward pressure on costs through its economies of scale in global procurement and its efficient project management practices.

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

Information with regard to oil and gas producing activities follows:

1.	Net Reserves of Crude Oil and Natural Gas Liquids and Natural Gas at Year-End 2008

Estimated proved reserves are shown in the “Oil and Gas Reserves” part of the “Supplemental Information on Oil and Gas Exploration and Production Activities” portion of the Financial Section of this report. No major discovery or other favorable or adverse event has occurred since December 31, 2008, that would cause a significant change in the estimated proved reserves as of that date. For information on the standardized measure of discounted future net cash flows relating to proved oil and gas reserves, see the “Standardized Measure of Discounted Future Cash Flows” part of the “Supplemental Information on Oil and Gas Exploration and Production Activities” portion of the Financial Section of this report.

The table below summarizes the oil-equivalent proved reserves in each geographic area for consolidated subsidiaries as detailed in the “Oil and Gas Reserves” part of the “Supplemental Information on Oil and Gas Exploration and Production Activities” portion of the Financial Section of this report for the year ended December 31, 2008. The Corporation has reported proved reserves on the basis of December 31 prices and costs. Gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

	Liquids	Natural Gas	Oil-Equivalent Basis
	(millions of barrels)	(billions of cubic feet)	(millions of barrels)
United States	1,644	11,778	3,607
Canada/South America	812	1,383	1,042
Europe	533	5,445	1,441
Africa	2,137	918	2,290
Asia Pacific/Middle East	1,737	11,137	3,593
Russia/Caspian	713	741	837

Total consolidated	7,576	31,402	12,810

Additional detail on developed and undeveloped oil-equivalent proved reserves is shown in the table below.

	Year-End 2008		Year-End 2007
	Developed	Undeveloped	Developed	Undeveloped
	(millions of oil-equivalent barrels)
Consolidated Subsidiaries
United States	2,563	1,044	2,723	1,323
Canada/South America	771	271	899	300
Europe	1,148	293	1,362	396
Africa	1,407	883	1,331	895
Asia Pacific/Middle East	2,197	1,396	2,055	1,061
Russia/Caspian	166	671	157	677

Total	8,252	4,558	8,527	4,652

Equity Companies
United States	280	66	316	79
Europe	1,556	444	1,621	462
Asia Pacific/Middle East	2,766	2,070	2,121	2,929
Russia/Caspian	754	369	637	413

Total	5,356	2,949	4,695	3,883

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

The Corporation’s overall volume capacity outlook, based on projects coming on stream as anticipated, is for production capacity to grow over the period 2009-2013. However, actual volumes will vary from year to year due to the timing of individual project start-ups, operational outages, reservoir performance, regulatory changes, asset sales, weather events, price effects on production sharing contracts and other factors as described in Item 1A—Risk Factors of this report.

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

2.    Estimates of Total Net Proved Oil and Gas Reserves Filed with Other Federal Agencies

During 2008, ExxonMobil filed proved reserves estimates with the U.S. Department of Energy on Forms EIA-23 and EIA-28. The information on Form EIA-28 is presented on the same basis as the registrant’s Annual Report on Form 10-K for 2007, which shows ExxonMobil’s net interests in all liquids and gas reserve volumes and changes thereto from both ExxonMobil-operated properties and properties operated by others. The data on Form EIA-23, although consistent with the data on Form EIA-28, is presented on a different basis, and includes 100 percent of the oil and gas volumes from ExxonMobil-operated properties only, regardless of the company’s net interest. In addition,

Form EIA-23 information does not include gas plant liquids. The difference between the oil reserves and gas reserves reported on EIA-23 and those reported in the registrant’s Annual Report on Form 10-K for 2007 exceeds five percent.

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

4.    Gross and Net Productive Wells

	Year-End 2008				Year-End 2007
	Oil		Gas		Oil		Gas
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
United States	27,247	10,186	9,092	5,515	27,444	10,320	9,112	5,516
Canada/South America	5,527	5,007	6,189	3,189	5,714	5,092	6,211	3,240
Europe	1,345	391	1,217	478	1,599	477	1,188	472
Africa	943	381	14	6	853	350	16	6
Asia Pacific/Middle East	2,182	564	313	199	2,195	573	272	183
Russia/Caspian	142	29	—	—	119	24	—	—

Total	37,386	16,558	16,825	9,387	37,924	16,836	16,799	9,417

There were 16,286 gross and 13,573 net operated wells at year-end 2008 and 16,797 gross and 13,945 net operated wells at year-end 2007.

5.    Gross and Net Developed Acreage

	Year-End 2008		Year-End 2007
	Gross	Net	Gross	Net
	(thousands of acres)
United States	8,746	5,148	9,001	5,174
Canada/South America	5,444	2,459	5,391	2,337
Europe	10,172	4,026	10,730	4,194
Africa	1,958	756	1,889	729
Asia Pacific/Middle East	8,161	1,651	8,124	1,649
Russia/Caspian	531	116	531	116

Total	35,012	14,156	35,666	14,199

Note: Separate acreage data for oil and gas are not maintained because, in many instances, both are produced from the same acreage.

6.    Gross and Net Undeveloped Acreage

	Year-End 2008		Year-End 2007
	Gross	Net	Gross	Net
	(thousands of acres)
United States	9,064	5,691	9,104	5,539
Canada/South America	32,700	19,741	32,399	22,353
Europe	16,875	7,913	13,552	6,002
Africa	40,440	26,439	39,935	24,835
Asia Pacific/Middle East	18,699	12,190	20,904	13,167
Russia/Caspian	1,952	372	1,952	392

Total	119,730	72,346	117,846	72,288

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

7.     Summary of Acreage Terms

UNITED STATES

Oil and gas leases have an exploration period ranging from one to ten years, and a production period that normally remains in effect until production ceases. Under certain circumstances, a lease may be held beyond its exploration term even if production has not commenced. In some instances, a “fee interest” is acquired where both the surface and the underlying mineral interests are owned outright.

CANADA / SOUTH AMERICA

Canada

Exploration permits are granted for varying periods of time with renewals possible. Exploration rights in onshore areas acquired from Canadian provinces entitle the holder to obtain leases upon completing specified work. Production leases are held as long as there is production on the lease. The majority of Cold Lake leases were taken for an initial 21-year term in 1968-1969 and renewed for a second 21-year term in 1989-1990. The exploration acreage in eastern Canada and the block in the Beaufort Sea acquired in 2007 are currently held by work commitments of various amounts.

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

EUROPE

Germany

Exploration concessions are granted for an initial maximum period of five years, with an unlimited number of extensions of up to three years each. Extensions are subject to specific, minimum work commitments. Production licenses are normally granted for 20 to 25 years with multiple possible extensions as long as there is production on the license. In May 2007, ExxonMobil affiliates acquired four exploration licenses over 1.3 million acres in the Lower Saxony Basin. The exploration licenses are for a period of five years during which exploration work programs will be carried out.

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

Equatorial Guinea

Exploration and production activities are governed by production sharing contracts negotiated with the State Ministry of Mines, Industry and Energy. The exploration periods are for ten to 15 years with limited relinquishments in the absence of commercial discoveries. The production period for crude oil is 30 years while the production period for gas is 50 years. A new Hydrocarbons Law was enacted in November 2006. Under the new law, the exploration terms for new production sharing contracts are four to five years with a maximum of two one-year extensions, unless the Ministry agrees otherwise.

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

Malaysia

Exploration and production activities are governed by seven production sharing contracts (PSCs) negotiated with the national oil company, three governing exploration and production activities and four governing production activities only. The more recent PSCs governing exploration and production activities have an overall term of 24 to 38 years, depending on water depth, with possible extensions to the exploration and/or development periods. The exploration period is five to seven years with the possibility of extensions, after which time areas with no commercial discoveries will be deemed relinquished. The development period is from four to six years from commercial discovery, with the possibility of extensions under special circumstances. Areas from which commercial production has not started by the end of the development period will be deemed relinquished if no extension is granted. All extensions are subject to the national oil company’s prior written approval. The total production period is 15 to 25 years from first commercial lifting, not to exceed the overall term of the contract.

In 2008, the Company reached agreement with the national oil company for a new PSC. Under the new PSC, from 2008 until March 31, 2012, the Company is entitled to undertake new development and production activities of areas, in oil fields under an existing PSC, subject to new minimum work and spending commitments. When the existing PSC expires on March 31, 2012, the producing fields covered by the existing PSC, as well as those areas developed by the Company under the new PSC, all automatically become part of the new PSC, which has a 25-year duration from April 2008.

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

Republic of Yemen

Existing production operations under the production sharing agreements (PSAs) have a development period extending 20 years from first commercial declaration made in November 1985 for the Marib PSA and June 1995 for the Jannah PSA. The Government of Yemen awarded a five-year extension of the Marib PSA, but later repudiated the extension and expelled the concession holders. The concession holders brought an action for arbitration over the Government’s actions, but the arbitration panel in 2008 ruled in favor of the Government.

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

8.    Number of Net Productive and Dry Wells Drilled

	2008	2007	2006
A. Net Productive Exploratory Wells Drilled
United States	10	12	10
Canada/South America	—	1	3
Europe	4	2	2
Africa	3	2	4
Asia Pacific/Middle East	2	1	2
Russia/Caspian	—	1	—

Total	19	19	21

B. Net Dry Exploratory Wells Drilled
United States	3	8	5
Canada/South America	—	1	1
Europe	2	2	2
Africa	2	4	4
Asia Pacific/Middle East	2	1	—
Russia/Caspian	—	—	—

Total	9	16	12

C. Net Productive Development Wells Drilled
United States	426	451	552
Canada/South America	223	377	373
Europe	10	16	22
Africa	39	43	64
Asia Pacific/Middle East	28	26	25
Russia/Caspian	5	4	5

Total	731	917	1,041

D. Net Dry Development Wells Drilled
United States	3	15	5
Canada/South America	1	—	1
Europe	—	3	4
Africa	—	1	1
Asia Pacific/Middle East	—	—	—
Russia/Caspian	—	—	—

Total	4	19	11

Total number of net wells drilled	763	971	1,085

9.    Present Activities

A. Wells Drilling

	Year-End 2008		Year-End 2007
	Gross	Net	Gross	Net
United States	203	137	118	65
Canada/South America	297	173	187	125
Europe	28	7	41	6
Africa	19	7	30	11
Asia Pacific/Middle East	22	11	46	25
Russia/Caspian	25	4	36	5

Total	594	339	458	237

B. Review of Principal Ongoing Activities

During 2008, ExxonMobil’s activities were conducted, either directly or through affiliated companies, by ExxonMobil Exploration Company (for exploration), by ExxonMobil Development Company (for large development activities), by ExxonMobil Production Company (for producing and smaller development activities) and by ExxonMobil Gas & Power Marketing Company (for gas marketing). During this same period, some of ExxonMobil’s exploration, development, production and gas marketing activities were also conducted in Canada by the Resources Division of Imperial Oil Limited, which is 69.6 percent owned by ExxonMobil.

UNITED STATES

ExxonMobil’s year-end 2008 acreage holdings totaled 10.8 million net acres, of which 2.3 million net acres were offshore. ExxonMobil was active in areas onshore and offshore in the lower 48 states and in Alaska.

During 2008, 416.4 net exploration and development wells were completed in the inland lower 48 states and 2.0 net development wells were completed offshore in the Pacific. Tight gas development continued in the Piceance Basin of Colorado. Participation in Alaska production and development continued and a total of 20.5 net development wells were drilled. On Alaska’s North Slope, activity continued on the Western Region Development (primarily the Orion field) with development drilling and engineering design for future facility expansions.

ExxonMobil’s net acreage in the Gulf of Mexico at year-end 2008 was 2.1 million acres. A total of 3.5 net exploration and development wells were completed during the year. Activity on the Thunder Horse project continued, with production from the deepwater semi-submersible development commencing in 2008. Work to rebuild and reinstall subsea equipment resulting from subsea manifold failures continued.

Construction of the Golden Pass LNG regasification terminal in Texas continued in 2008. The terminal will have the capacity to deliver up to two billion cubic feet of gas per day.

CANADA / SOUTH AMERICA

Canada

ExxonMobil’s year-end 2008 acreage holdings totaled 8.0 million net acres, of which 3.9 million net acres were offshore. A total of 221.2 net development wells were completed during the year.

Argentina

ExxonMobil’s net acreage totaled 0.2 million onshore acres at year-end 2008, and there were 3.3 net development wells completed during the year.

Venezuela

ExxonMobil’s acreage holdings and assets were expropriated in 2007. Refer to the relevant portion of “Note 15: Litigation and Other Contingencies” of the Financial Section of this report for additional information.

EUROPE

Germany

A total of 3.1 million net onshore acres and 0.1 million net offshore acres were held by ExxonMobil at year-end 2008, with 3.5 net development and exploration wells drilled during the year.

Italy

Construction of the Adriatic LNG regasification terminal continued in 2008. The terminal was moved from its construction site to its final location offshore Italy for commissioning. The terminal will have the capacity to supply up to 775 million cubic feet of gas per day to the Italian gas market.

Netherlands

ExxonMobil’s net interest in licenses totaled approximately 1.5 million acres at year-end 2008, of which 1.2 million acres were onshore. A total of 2.7 net exploration and development wells were completed during the year. Offshore, construction of the L09 project was completed. Onshore, the project to redevelop the previously abandoned Schoonebeek oil field commenced. In addition, the multi-year project to renovate Groningen production clusters, install new compression to maintain capacity, and extend field life continued.

Norway

ExxonMobil’s net interest in licenses at year-end 2008 totaled approximately 0.8 million acres, all offshore. ExxonMobil participated in 8.3 net exploration and development well completions in 2008. Production was initiated at Volve and construction on the Tyrihans project continued.

United Kingdom

ExxonMobil’s net interest in licenses at year-end 2008 totaled approximately 1.4 million acres, all offshore. A total of 1.2 net exploration and development wells were completed during the year. The Starling and Caravel projects started up in 2008, while the St. Fergus gas processing facilities refurbishment project continued to make progress.

Construction of the South Hook LNG regasification terminal in Wales continued in 2008. The terminal will have the capacity to deliver up to two billion cubic feet of gas per day into the natural gas grid.

AFRICA

Angola

ExxonMobil’s year-end 2008 acreage holdings totaled 0.7 million net offshore acres and 10.5 net exploration and development wells were completed during the year. On Block 15, development drilling continued at Kizomba A and Kizomba B. The Block’s fourth major development, Kizomba C, began production from the Mondo and Saxi/Batuque fields in 2008. A block-wide 3D and 4D seismic acquisition program concluded during the year. On the non-operated Block 17, project work continued on the Pazflor project in 2008 and development drilling continued at Rosa and Dalia. The Plutao-Saturno-Venus-Marte (PSVM) project on Block 31 (non-operated) was approved in 2008.

Cameroon

ExxonMobil’s net acreage holdings totaled 0.1 million offshore acres.

Chad

ExxonMobil’s net year-end 2008 acreage holdings consisted of 3.3 million onshore acres, with 22.8 net development wells completed during the year. Work began on the Timbre field, with production expected in 2009.

Equatorial Guinea

ExxonMobil’s acreage totaled 0.2 million net offshore acres at year-end 2008.

Nigeria

ExxonMobil’s net acreage totaled 1.0 million offshore acres at year-end 2008, with 10.9 net exploration and development wells completed during the year. The ExxonMobil-operated East Area Natural Gas Liquids II project started up in 2008. This project reduced flared gas and will recover high-value natural gas liquids from the gas stream. Work continued on the deepwater Usan project in 2008. A 3D seismic acquisition program that will provide enhanced resolution of existing fields and target deeper formations progressed. Appraisal drilling continued at Bonga North, Erha North East and Bosi North Deep fields.

ASIA PACIFIC / MIDDLE EAST

Australia

ExxonMobil’s net year-end 2008 offshore acreage holdings totaled 2.4 million acres. During 2008, a total of 3.0 net development wells were drilled. Work continued on the Kipper gas project and the Turrum Phase 2 development project was approved in 2008.

Indonesia

At year-end 2008, ExxonMobil had 5.1 million net acres, 4.1 million acres offshore and 1.0 million acres onshore and 1.4 net exploration wells were completed during the year. Project activities continued on the Banyu Urip development in the Cepu Contract area.

Japan

ExxonMobil’s net offshore acreage was 36 thousand acres at year-end 2008.

Malaysia

ExxonMobil has interests in production sharing contracts covering 0.5 million net acres offshore Malaysia at year-end 2008. During the year, a total of 9.8 net development wells were completed. The Tapis F and Jerneh B gas platforms started up in 2008.

Papua New Guinea

A total of 0.4 million net onshore acres were held by ExxonMobil at year-end 2008, with 0.9 net exploration and development wells completed during the year.

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

Qatar Liquefied Gas Company Limited (II) — (QG II)

Ras Laffan Liquefied Natural Gas Company Limited — (RL I)

Ras Laffan Liquefied Natural Gas Company Limited (II) — (RL II)

Ras Laffan Liquefied Natural Gas Company Limited (3) — (RL 3)

In addition, ExxonMobil’s Al Khaleej Gas (AKG) Phase 1 project supplied pipeline gas to domestic industrial customers. The AKG facilities have sales gas capacity of up to 750 mcfd (millions of cubic feet per day) and produce associated condensate and LPG (Liquid Petroleum Gas). The AKG Phase 2 project is planned to add sales gas capacity of up to 1,250 mcfd, while recovering associated condensate and LPG.

At the end of 2008, 93 (gross) wells supplied natural gas to currently-producing LNG and pipeline gas sales facilities and drilling is underway to complete wells that will supply the new QG II, RL 3 and AKG 2 projects. At year-end 2008, ExxonMobil had 0.1 million net offshore acres. During 2008, 10.3 net exploration and development wells were completed.

Qatar LNG capacity volumes (gross) at year-end 2008 included 9.7 MTA (millions of metric tons per annum) in QG trains 1-3 and a combined 20.7 MTA in RL I trains 1-2 and RL II trains 3-5. In November 2008 commissioning activities commenced at QG II train 4. Construction of QG II trains 4-5 will add planned capacity of 15.6 MTA when complete. In addition, construction of RL 3 trains 6-7 will add planned capacity of 15.6 MTA when complete.

The conversion factor to translate Qatar LNG volumes (millions of metric tons – MT) into gas volumes (billions of cubic feet – BCF) is dependent on the gas quality and the quality of the LNG produced. The conversion factors are approximately 46 BCF/MT for QG I trains 1-3, RL I trains 1-2, and RL II train 3, and approximately 49 BCF/MT for QG II trains 4-5, RL II trains 4-5, and RL 3 trains 6-7.

Republic of Yemen

ExxonMobil’s net acreage in the Republic of Yemen production sharing areas totaled 10 thousand acres onshore at year-end.

Thailand

ExxonMobil’s net onshore acreage in Thailand concessions totaled 21 thousand acres at year-end 2008.

United Arab Emirates

ExxonMobil’s net acreage in the Abu Dhabi oil concessions was 0.6 million acres at year-end 2008, of which 0.4 million acres were onshore and 0.2 million acres offshore. During the year, a total of 5.7 net exploration and development wells were completed. During 2008, work progressed on multiple field development projects, both onshore and offshore, to sustain and increase oil production capacity.

RUSSIA/CASPIAN

Azerbaijan

At year-end 2008, ExxonMobil’s net acreage, located in the Caspian Sea offshore of Azerbaijan, totaled 0.1 million acres. At the Azeri-Chirag-Gunashli field, 1.2 net development wells were completed and production ramp-up continued. The Phase 3 Deep Water Gunashli project started up in 2008.

Kazakhstan

ExxonMobil’s net acreage totaled 0.1 million acres onshore and 0.2 million acres offshore at year-end 2008, with 0.7 net development wells completed during 2008. The initial phase of the Tengiz expansion started up in 2007, followed by the full expansion in 2008. Construction of the initial phase of the Kashagan field continued during 2008.

Russia

ExxonMobil’s net acreage holdings at year-end 2008 were 0.1 million acres, all offshore. A total of 2.7 net development wells were completed in the Chayvo field during the year. Phase 1 facilities include an offshore platform, onshore well site (from which extended reach horizontal drilling was completed in 2008), an onshore processing plant, an oil pipeline from Sakhalin Island to the Russian mainland, a mainland crude storage and loading terminal and an offshore loading buoy for loading shipments of oil by tanker.

WORLDWIDE EXPLORATION

At year-end 2008, exploration activities were underway in several areas in which ExxonMobil has no established production operations and thus are not included above. A total of 46 million net acres were held at year-end 2008. No net exploration wells were completed during the year in these countries.

Information with regard to mining activities follows:

Syncrude Operations

Syncrude is a joint-venture established to recover shallow deposits of oil sands using open-pit mining methods, to extract the crude bitumen, and to produce a high-quality, light (32 degree API), sweet, synthetic crude oil. The Syncrude operation, located near Fort McMurray, Alberta, Canada, mines a portion of the Athabasca oil sands deposit. The location is readily accessible by public road. The produced synthetic crude oil is shipped from the Syncrude site to Edmonton, Alberta by Alberta Oil Sands Pipeline Ltd. Since start-up in 1978, Syncrude has produced about 1.9 billion barrels of synthetic crude oil. Imperial Oil Limited is the owner of a 25 percent interest in the joint-venture. Exxon Mobil Corporation has a 69.6 percent interest in Imperial Oil Limited.

Operating License and Leases

Syncrude has an operating license issued by the Province of Alberta which is effective until 2035. This license permits Syncrude to mine oil sands and produce synthetic crude oil from approved development areas on oil sands leases. Syncrude holds eight oil sands leases covering approximately 250,000 acres in the Athabasca oil sands deposit which were issued by the Province of Alberta. The leases are automatically renewable as long as oil sands operations are ongoing or the leases are part of an approved development plan. Syncrude leases 10, 12, 17, 22 and 34 (containing proven reserves) and leases 29, 30 and 31 (containing no proven reserves) are included within a development plan approved by the Province of Alberta. There were no known previous commercial operations on these leases prior to the start-up of operations in 1978.

Operations, Plant and Equipment

Operations at Syncrude involve three main processes: open pit mining, extraction of crude bitumen and upgrading of crude bitumen into synthetic crude oil. The Base mine (located on lease 17) was depleted and ceased production in 2007. In the North mine (leases 17 and 22) and in the Aurora mine (leases 10, 12 and 34), truck, shovel and hydrotransport systems are used. Production from the Aurora mine commenced in 2000. The extraction facilities, which separate crude bitumen from sand, are capable of processing approximately 830,000 tons of oil sands per day, producing 150 million barrels of crude bitumen per year. This represents recovery capability of about 93 percent of the crude bitumen contained in the mined oil sands.

Crude bitumen extracted from oil sands is refined to a marketable hydrocarbon product through a combination of carbon removal in three large, high-temperature, fluid-coking vessels and by hydrogen addition in high-temperature, high-pressure, hydrocracking vessels. These processes remove carbon and sulfur and reformulate the crude into a low viscosity, low sulfur, high-quality synthetic crude oil product. In 2008, this upgrading process yielded 0.859 barrels of synthetic crude oil per barrel of crude bitumen. In 2008 about 39 percent of the synthetic crude oil was processed by Edmonton area refineries and the remaining 61 percent was pipelined to refineries in eastern Canada and exported, primarily to the United States. Electricity is provided to Syncrude by a 270 megawatt electricity generating plant and a 160 megawatt electricity generating plant, both located at Syncrude. The generating plants are owned by the Syncrude participants. Recycled water is the primary water source, and incremental raw water is drawn, under license, from the Athabasca River. Imperial Oil Limited’s 25 percent share of net investment in plant, property and equipment, including surface mining facilities, transportation equipment and upgrading facilities was about $2.8 billion at year-end 2008.

Synthetic Crude Oil Reserves

The crude bitumen is contained within the unconsolidated sands of the McMurray Formation. Ore bodies are buried beneath 50 to 150 feet of overburden, have bitumen grades ranging from 4 to 14 weight percent and ore thickness of 115 to 180 feet. Estimates of synthetic crude oil reserves are based on detailed geological and engineering assessments of in-place crude bitumen volume, the mining plan, extraction recovery and upgrading yield factors, installed plant operating capacity and operating approval limits. The in-place volume, depth and grade are established through extensive and closely spaced core drilling. In active mining areas, the approximate well spacing is 400 feet (150 wells per section) and in future mining areas, the well spacing is approximately 1,150 feet (20 wells per section). Proven reserves are within the operating North and Aurora mines. In accordance with the approved mining plan, there are extractable oil sands in the North and Aurora mines, with average bitumen grades of 10.6 and 11.2 weight percent, respectively. After deducting royalties payable to the Province of Alberta, Imperial Oil Limited estimates that its 25 percent net share of proven reserves at year-end 2008 was equivalent to 734 million barrels of synthetic crude oil. Imperial’s reserve assessment uses a 6 percent and 7 percent bitumen grade cut-off for the North mine and Aurora mine respectively, a 90 percent overall extraction recovery, a 97 percent mining dilution factor and an 88 percent upgrading yield.

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

On May 1, 2007, the company implemented a management services agreement under which Syncrude will be provided with operational, technical and business management services from Imperial Oil Limited and Exxon Mobil Corporation. The agreement has an initial term of 10 years and may be terminated with at least two years prior written notice.

In November 2008, Imperial Oil Limited, along with the other Syncrude joint-venture owners, signed an agreement with the Government of Alberta to amend the existing Syncrude Crown Agreement. Under the amended agreement, beginning January 1, 2010, Syncrude will begin transitioning to the new oil sands royalty regime by paying additional royalties, the exact amount of which will depend on production levels from 2010 to 2015. Also, beginning January 1, 2009, Syncrude’s royalty will be based on bitumen value with upgrading costs and revenues excluded from the calculation.

ExxonMobil Net Proven Syncrude Reserves (1)

	Synthetic Crude Oil
	North Mine	Aurora Mine	Total
	(millions of barrels)
January 1, 2008	188	506	694
Revision of previous estimate	27	36	63
Production	(11)	(12)	(23)

December 31, 2008	204	530	734

(1)	Net reserves are the share of reserves based on an estimate of average royalty rates over the life of the project and incorporate amendments to the Syncrude Crown Agreement.

Syncrude Operating Statistics (total operation)

	2008	2007	2006	2005	2004
Operating Statistics
Total mined overburden (millions of cubic yards)(1)	165.3	132.2	128.2	97.1	100.3
Mined overburden to oil sands ratio(1)	1.35	1.06	1.18	1.02	0.94

Oil sands mined (millions of tons)	216.4	221.0	195.5	168.0	188.0
Average bitumen grade (weight percent)	11.1	11.6	11.4	11.1	11.1

Crude bitumen in mined oil sands (millions of tons)	24.0	25.6	22.2	18.6	20.9
Average extraction recovery (percent)	90.3	91.8	90.3	89.1	87.3

Crude bitumen production (millions of barrels)(2)	122.5	132.5	111.6	94.2	103.3
Average upgrading yield (percent)	85.9	84.3	84.9	85.3	85.5

Gross synthetic crude oil produced (millions of barrels)	107.6	113.0	95.5	79.3	88.4

ExxonMobil net share (millions of barrels)(3)	23	24	21	19	22

(1)	Includes pre-stripping of mine areas and reclamation volumes.
(2)	Crude bitumen production is equal to crude bitumen in mined oil sands multiplied by the average extraction recovery and the appropriate conversion factor.
(3)	Reflects ExxonMobil’s 25 percent interest in production less applicable royalties payable to the Province of Alberta.

Kearl Project

Kearl is a joint venture established to recover shallow deposits of oil sands using open-pit mining methods to extract the crude bitumen. The Kearl project is located approximately 40 miles north of Fort McMurray, Alberta. The location is currently accessible by an existing road. Imperial Oil Limited holds a 70.96 percent participating interest in the joint venture and ExxonMobil Canada Properties holds the other 29.04 percent. Exxon Mobil Corporation has a 69.6 percent interest in Imperial Oil Limited and a 100 percent interest in ExxonMobil Canada Properties.

Kearl will be developed in three phases. Bitumen will be extracted from oil sands produced from open-pit mining operations, and processed through a bitumen extraction and froth treatment plant. The product, a heavy oil blend of bitumen and diluent, will be shipped via pipelines for distribution to North American markets. Diluent is natural gas condensate or other light hydrocarbons added to the crude bitumen to facilitate transportation to market by pipeline.

Operating License and Leases

The Kearl project received approvals from the Province of Alberta in 2007 and the Government of Canada in 2008. The Province of Alberta issued an operating and construction license in 2008, which permits the project to mine oil sands and produce bitumen from approved development areas on oil sands leases. Kearl is comprised of six oil sands leases covering about 48,000 acres in the Athabasca oil sands deposit. The leases, which are issued by the Province of Alberta, are automatically renewable as long as the oil sands operations are ongoing or the leases are part of an approved development plan. The leases involved in the first phase of the project are 6, 87 and 88A (which contain proven reserves) and 31A, 36 and 88B (which do not currently contain proven reserves). There were no known previous commercial operations on these leases.

Operations, Plant and Equipment

Production from the first phase is expected to average approximately 110,000 barrels of bitumen a day, before royalties. About $500 million has been spent on the first phase. Activities in 2008 focused on engineering work to define the project design and execution plan. Other activities in 2008 also included site access road construction, site preparation and earthworks. Significant progress has also been made on transportation system agreements.

Kearl will be subject to the Alberta generic oil sands royalty regime, which was modified in 2007 and which will take effect in 2009. Royalty rates will be based upon a sliding scale, determined by the price of crude oil.

Operations at Kearl will involve three main processes: open-pit mining, extraction of crude bitumen and diluent blending. The open-pit mining will utilize truck, shovel and hydrotransport systems. The extraction separates crude bitumen from sand through a froth processing plant. Electricity will be provided initially through the Alberta grid. Recycled water will be the primary water source, and incremental raw water will be drawn, under license, from the Athabasca River.

Proven Reserves

Bitumen deposits at Kearl are found throughout sandstones within the Lower, Middle and Upper McMurray members, concentrated primarily within the Middle and Upper McMurray members. The oil sands occur over depths ranging from approximately 30 feet to as much as 450 feet below surface. The oil sands are about 130 feet in net thickness, but can be as thick as 230 feet. Mined bitumen reserve estimates are based upon detailed geological and engineering assessments of in-place crude bitumen volumes, the mining plan, demonstrated extraction recovery factors, planned operating capacity and operating approval limits. The in-place volume, depth and grade of the first phase were established through extensive and closely spaced core drilling with spacing of approximately 1,400 feet (14 wells per section). The determination of reserves uses a seven percent bitumen grade cut-off by weight, a 77 percent overall extraction recovery (paraffinic froth treatment process) and a 95 percent mining dilution factor.

ExxonMobil Net Proven Kearl Reserves (1)

Total
(millions of barrels)
January 1, 2008	—
Additions	1,137
Production	—

December 31, 2008	1,137

(1)	Net reserves are the share of reserves based on an estimate of average royalty rates over the life of the project and incorporate the Alberta oil sands royalty regime.

Information with regard to the Downstream segment follows:

ExxonMobil’s Downstream segment manufactures and sells petroleum products. The refining and supply operations encompass a global network of manufacturing plants, transportation systems, and distribution centers that provide a range of fuels, lubricants and other products and feedstocks to our customers around the world.

Refining Capacity At Year-End 2008 (1)

		ExxonMobil Share KBD (2)	ExxonMobil Interest %
United States
Torrance	California	150	100
Joliet	Illinois	240	100
Baton Rouge	Louisiana	503	100
Baytown	Texas	573	100
Beaumont	Texas	345	100
Other (2 refineries)		157

Total United States		1,968

Canada
Strathcona	Alberta	187	69.6
Dartmouth	Nova Scotia	82	69.6
Nanticoke	Ontario	112	69.6
Sarnia	Ontario	121	69.6

Total Canada		502

Europe
Antwerp	Belgium	305	100
Fos-sur-Mer	France	119	82.9
Port-Jerome-Gravenchon	France	233	82.9
Augusta	Italy	198	100
Trecate	Italy	174	75.4
Rotterdam	Netherlands	191	100
Slagen	Norway	116	100
Fawley	United Kingdom	326	100
Other (2 refineries)		78

Total Europe		1,740

Asia Pacific
Kawasaki (3)	Japan	296	50
Sakai (3)	Japan	139	50
Wakayama (3)	Japan	155	50
Jurong/PAC	Singapore	605	100
Sriracha	Thailand	174	66
Other (6 refineries)		301

Total Asia Pacific		1,670

Other Non-U.S.
Yanbu	Saudi Arabia	200	50
Other (4 refineries)		130

Total Other Non-U.S.		330

Total Worldwide		6,210

(1)	Capacity data is based on 100 percent of rated refinery process unit stream-day capacities under normal operating conditions, less the impact of shutdowns for regular repair and maintenance activities, averaged over an extended period of time.

(2)	Thousands of barrels per day (KBD). ExxonMobil share reflects 100 percent of atmospheric distillation capacity in operations of ExxonMobil and majority-owned subsidiaries. For companies owned 50 percent or less, ExxonMobil share is the greater of ExxonMobil’s equity interest or that portion of distillation capacity normally available to ExxonMobil.
(3)	Operated by majority-owned subsidiaries.

The marketing operations sell products and services throughout the world. Our Exxon, Esso, Mobil and On the Run brands serve customers at nearly 29,000 retail service stations.

Retail Sites Year-End 2008

United States
Owned/leased	2,155
Distributors/resellers	8,296

Total United States	10,451

Canada
Owned/leased	557
Distributors/resellers	1,314

Total Canada	1,871

Europe
Owned/leased	4,131
Distributors/resellers	2,796

Total Europe	6,927

Asia Pacific
Owned/leased	2,416
Distributors/resellers	4,253

Total Asia Pacific	6,669

Latin America
Owned/leased	776
Distributors/resellers	1,372

Total Latin America	2,148

Middle East/Africa
Owned/leased	481
Distributors/resellers	127

Total Middle East/Africa	608

Worldwide
Owned/leased	10,516
Distributors/resellers	18,158

Total worldwide	28,674

Information with regard to the Chemical segment follows:

ExxonMobil’s Chemical segment manufactures and sells petrochemicals. The Chemical business supplies olefins, polyolefins, aromatics, and a wide variety of other petrochemicals.

Chemical Complex Capacity at Year-End 2008 (1) (2)

		Ethylene	Polyethylene	Polypropylene	Paraxylene	ExxonMobil Interest %
North America
Baton Rouge	Louisiana	1.0	1.3	0.4	—	100
Baytown	Texas	2.2	—	0.8	0.6	100
Beaumont	Texas	0.9	1.0	—	0.3	100
Mont Belvieu	Texas	—	1.0	—	—	100
Sarnia	Ontario	0.3	0.5	—	—	69.6

Total North America		4.4	3.8	1.2	0.9

Europe
Antwerp	Belgium	0.5	0.4	—	—	35	(3)
Fawley	United Kingdom	0.1	—	—	—	100
Fife	United Kingdom	0.4	—	—	—	50
Meerhout	Belgium	—	0.5	—	—	100
Notre-Dame-de- Gravenchon	France	0.4	0.4	0.4	—	100
Rotterdam	Netherlands	—	—	—	0.6	100

Total Europe		1.4	1.3	0.4	0.6

Middle East
Al Jubail	Saudi Arabia	0.6	0.6	—	—	50
Yanbu	Saudi Arabia	1.0	0.7	0.2	—	50

Total Middle East		1.6	1.3	0.2	—

Asia Pacific
Kawasaki	Japan	0.5	0.1	—	—	50
Singapore	Singapore	0.9	0.6	0.4	0.9	100
Sriracha	Thailand	—	—	—	0.5	66

Total Asia Pacific		1.4	0.7	0.4	1.4

All Other		—	—	—	0.6

Total Worldwide		8.8	7.1	2.2	3.5

(1)	Capacity for ethylene, polyethylene, polypropylene and paraxylene in millions of metric tons.
(2)	Capacity reflects 100 percent for operations of ExxonMobil and majority-owned subsidiaries. For companies owned 50 percent or less, capacity is ExxonMobil’s interest.
(3)	Net ExxonMobil ethylene capacity is 35%. Net ExxonMobil polyethylene capacity is 100%.

Item 3.    Legal Proceedings.

On November 21, 2008, the Louisiana Department of Environmental Quality (LDEQ) issued a Consolidated Compliance Order and Notice of Potential Penalty to the Corporation’s refinery located in Baton Rouge, Louisiana. The Order requires the refinery to take corrective actions related to self-disclosed emissions exceedances involving the refinery’s wet gas scrubber and wastewater treatment. Although penalties have not yet been assessed, they are likely to exceed $100,000. The LDEQ has also issued interim permit limits for these sources until the required corrective action steps can be completed during an upcoming scheduled turnaround.

Regarding a previously reported matter, the Corporation and Chalmette Refining, LLC have agreed to pay stipulated penalties demanded by the United States Environmental Protection Agency (EPA) for alleged noncompliance under their respective 2005 and 2006 consent decrees relating to EPA’s New Source Review Enforcement Initiative. The EPA issued its demand for stipulated penalties to Chalmette Refining, LLC ($273,500) on October 17, 2008, and to the Corporation ($6,064,500) on December 17, 2008. Most of the penalties are associated with alleged noncompliance with New Source Performance Standards Subpart J. Chalmette Refining, LLC paid its penalty in November, 2008, and the Corporation paid its penalty in February, 2009.

Regarding a previously reported matter, on December 23, 2008, the office of the United States Attorney for the District of Massachusetts filed a misdemeanor criminal information alleging that ExxonMobil Pipeline Company violated 33 U.S.C. Sections 1319(c)(1) and 1321(b)(3) of the Clean Water Act resulting from a spill that occurred on or about January 9-10, 2006, on the Island End River near the Corporation’s Everett Terminal facility in Everett, Massachusetts. A plea agreement intended to resolve the case was also filed with the Federal District Court on that same date. The plea agreement requires that ExxonMobil Pipeline Company plead guilty to a misdemeanor violation 33 U.S.C. Section 1319(c)(1) of the Clean Water Act and agree to the following: (1) a term of probation of three years; (2) fund and implement an environmental compliance plan for the three year probationary period; (3) pay a fine of $359,018 and a special assessment of $125 (4) pay $5,640,982 in community service payments to the North American Wetlands Conservation Act Fund; and (5) pay $179,509 for spill-related cleanup costs. A hearing was held by the court on January 22, 2009, to review the plea agreement. The court took the matter under consideration, with sentencing to occur in the future.

Refer to the relevant portions of “Note 15: Litigation and Other Contingencies” of the Financial Section of this report for additional information on legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Executive Officers of the Registrant [pursuant to Instruction 3 to Regulation S-K, Item 401(b)].

Name	Age as of March 1, 2009	Title (Held Office Since)
R. W. Tillerson	56	Chairman of the Board (2006)
M. W. Albers	52	Senior Vice President (2007)
M. J. Dolan	55	Senior Vice President (2008)
D. D. Humphreys	61	Senior Vice President (2006) and Treasurer (2004)
A. T. Cejka	57	Vice President (2004)
W. M. Colton	55	Vice President - Strategic Planning (2009)
H. R. Cramer	58	Vice President (1999)
N. W. Duffin	52	President, ExxonMobil Development Company (2007)
S. J. Glass, Jr.	61	Vice President (2008)
A. J. Kelly	51	Vice President (2007)
R. M. Kruger	49	Vice President (2008)
S. R. LaSala	64	Vice President and General Tax Counsel (2007)
C. W. Matthews	64	Vice President and General Counsel (1995)
P. T. Mulva	57	Vice President and Controller (2004)
S. D. Pryor	59	Vice President (2004)
D. S. Rosenthal	52	Vice President - Investor Relations and Secretary (2008)
A. P. Swiger	52	Vice President (2006)

For at least the past five years, Messrs. Cramer, Humphreys, LaSala, Matthews, Mulva and Tillerson have been employed as executives of the registrant. Mr. Tillerson was a Senior Vice President and then President, a title he continues to hold, before becoming Chairman of the Board. Mr. Albers was President of ExxonMobil Development Company before becoming Senior Vice President. Mr. Dolan was President of ExxonMobil Chemical Company before becoming Senior Vice President. Mr. Humphreys was Vice President and Controller and then Vice President and Treasurer before becoming Senior Vice President and Treasurer. Mr. Colton was Assistant Treasurer before becoming Vice President—Strategic Planning. Mr. LaSala was Associate General Tax Counsel before becoming Vice President and General Tax Counsel. Mr. Mulva was Vice President—Investor Relations and Secretary before becoming Vice President and Controller. Mr. Rosenthal was Assistant Controller before becoming Vice President—Investor Relations and Secretary.

The following executive officers of the registrant have also served as executives of the subsidiaries, affiliates or divisions of the registrant shown opposite their names during the five years preceding December 31, 2008.

Esso Exploration and Production Chad Inc.	Duffin
Esso UK Limited	Swiger
ExxonMobil Chemical Company	Dolan, Glass, Jr. and Pryor
ExxonMobil Development Company	Albers and Duffin
ExxonMobil Exploration Company	Cejka
ExxonMobil Fuels Marketing Company	Cramer
ExxonMobil Gas & Power Marketing Company	Colton and Swiger
ExxonMobil Lubricants & Petroleum Specialties Company	Kelly
ExxonMobil Production Company	Kruger, Duffin, Rosenthal and Swiger
ExxonMobil Refining & Supply Company	Dolan, Glass, Jr. and Pryor

Officers are generally elected by the Board of Directors at its meeting on the day of each annual election of directors, with each such officer serving until a successor has been elected and qualified.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Reference is made to the “Quarterly Information” portion of the Financial Section of this report.

Issuer Purchases of Equity Securities for Quarter Ended December 31, 2008
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October, 2008	44,106,871	71.47	44,106,871
November, 2008	34,454,801	74.43	34,454,801
December, 2008	39,959,136	78.27	39,959,136

Total	118,520,808	74.63	118,520,808	(See note 1)

Note 1—On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding. The announcement did not specify an amount or expiration date. The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases. In its most recent earnings release dated January 30, 2009, the Corporation stated that share purchases to reduce shares outstanding are anticipated to equal $7.0 billion through the first quarter of 2009. Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

Item 6.    Selected Financial Data.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(millions of dollars, except per share amounts)

Sales and other operating revenue (1)(2)	$459,579	$390,328	$365,467	$358,955	$291,252
(1) Sales-based taxes included.	$34,508	$31,728	$30,381	$30,742	$27,263
(2) Includes amounts for purchases/sales contracts with the same counterparty for 2004-2005.

Net income	$45,220	$40,610	$39,500	$36,130	$25,330

Net income per common share	$8.78	$7.36	$6.68	$5.76	$3.91

Net income per common share - assuming dilution	$8.69	$7.28	$6.62	$5.71	$3.89

Cash dividends per common share	$1.55	$1.37	$1.28	$1.14	$1.06

Total assets	$228,052	$242,082	$219,015	$208,335	$195,256

Long-term debt	$7,025	$7,183	$6,645	$6,220	$5,013

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

Item 8.    Financial Statements and Supplementary Data.

Reference is made to the following in the Financial Section of this report:

•

Consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 27, 2009, beginning with the section entitled “Report of Independent Registered Public Accounting Firm” and continuing through “Note 18: Income, Sales-Based and Other Taxes”;

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

None.

Item  9A.    Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of December 31, 2008. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management, including the Corporation’s chief executive officer, principal financial officer and principal accounting officer, is responsible for establishing and maintaining adequate internal control over the Corporation’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Exxon Mobil Corporation’s internal control over financial reporting was effective as of December 31, 2008.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008, as stated in their report included in the Financial Section of this report.

Changes in Internal Control Over Financial Reporting

There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item  9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Incorporated by reference to the following from the registrant’s definitive proxy statement for the 2009 annual meeting of shareholders (the “2009 Proxy Statement”):

•	The section entitled “Election of Directors”;
•	The portion entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the section entitled “Director and Executive Officer Stock Ownership”;
•	The portion entitled “Code of Ethics and Business Conduct” of the section entitled “Corporate Governance”; and
•	The “Audit Committee” portion and the membership table of the portion entitled “Board Meetings and Committees; Annual Meeting Attendance” of the section entitled “Corporate Governance”.

Item 11.    Executive Compensation.

Incorporated by reference to the sections entitled “Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation Tables” of the registrant’s 2009 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under Item 403 of Regulation S-K is incorporated by reference to the section entitled “Director and Executive Officer Stock Ownership” of the registrant’s 2009 Proxy Statement.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)]
Equity compensation plans approved by security holders	67,018,885 (2)(3)	$41.18(3)	162,531,817(3)(4)(5)

Equity compensation plans not approved by security holders	0	0	0

Total	67,018,885	$41.18	162,531,817

(1)	The exercise price of each option reflected in this table is equal to the fair market value of the Company’s common stock on the date the option was granted. The weighted-average price reflects four prior option grants that are still outstanding.

(2)	Includes 58,169,384 options granted under the 1993 Incentive Program and 8,849,501 restricted stock units to be settled in shares.

(3)	Does not include options that ExxonMobil assumed in the 1999 merger with Mobil Corporation. At year-end 2008, the number of securities to be issued upon exercise of outstanding options under Mobil Corporation plans was 1,823,135, and the weighted-average exercise price of such options $31.70. No additional awards may be made under those plans.

(4)	Available shares can be granted in the form of restricted stock, options, or other stock-based awards. Includes 161,717,617 shares available for award under the 2003 Incentive Program and 814,200 shares available for award under the 2004 Non-Employee Director Restricted Stock Plan.

(5)	Under the 2004 Non-Employee Director Restricted Stock Plan approved by shareholders in May 2004, and the related standing resolution adopted by the Board, each non-employee director automatically receives 8,000 shares of restricted stock when first elected to the Board and, if the director remains in office, an additional 2,500 restricted shares each following year. While on the Board, each non-employee director receives the same cash dividends on restricted shares as a holder of regular common stock, but the director is not allowed to sell the shares. The restricted shares may be forfeited if the director leaves the Board early.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information provided in response to this Item 13 is incorporated by reference to the portions entitled “Related Person Transactions and Procedures” and “Director Independence” of the section entitled “Corporate Governance” in the registrant’s 2009 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

Incorporated by reference to the section entitled “Ratification of Independent Auditors” and the portion entitled “Audit Committee” of the section entitled “Corporate Governance” of the registrant’s 2009 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)	(1) and (2) Financial Statements:

See Table of Contents of the Financial Section of this report.

(a)	(3) Exhibits:

See Index to Exhibits of this report.

[THIS PAGE INTENTIONALLY LEFT BLANK]

FINANCIAL SECTION

BUSINESS PROFILE

Financial	Earnings After Income Taxes		Average Capital Employed		Return on Average Capital Employed		Capital and Exploration Expenditures
	2008	2007	2008	2007	2008	2007	2008	2007
	(millions of dollars)				(percent)		(millions of dollars)
Upstream
United States	$6,243	$4,870	$14,651	$14,026	42.6	34.7	$3,334	$2,212
Non-U.S.	29,159	21,627	51,413	49,539	56.7	43.7	16,400	13,512

Total	$35,402	$26,497	$66,064	$63,565	53.6	41.7	$19,734	$15,724

Downstream
United States	$1,649	$4,120	$6,963	$6,331	23.7	65.1	$1,636	$1,128
Non-U.S.	6,502	5,453	18,664	18,983	34.8	28.7	1,893	2,175

Total	$8,151	$9,573	$25,627	$25,314	31.8	37.8	$3,529	$3,303

Chemical
United States	$724	$1,181	$4,535	$4,748	16.0	24.9	$441	$360
Non-U.S.	2,233	3,382	9,990	8,682	22.4	39.0	2,378	1,422

Total	$2,957	$4,563	$14,525	$13,430	20.4	34.0	$2,819	$1,782

Corporate and financing	(1,290)	(23)	23,467	26,451	—	—	61	44

Total	$45,220	$40,610	$129,683	$128,760	34.2	31.8	$26,143	$20,853

See Frequently Used Terms for a definition and calculation of capital employed and return on average capital employed.

Operating	2008	2007
	(thousands of barrels daily)
Net liquids production
United States	367	392
Non-U.S.	2,038	2,224

Total	2,405	2,616

	(millions of cubic feet daily)
Natural gas production available for sale
United States	1,246	1,468
Non-U.S.	7,849	7,916

Total	9,095	9,384

	(thousands of oil-equivalent barrels daily)
Oil-equivalent production (1)	3,921	4,180

	(thousands of barrels daily)
Refinery throughput
United States	1,702	1,746
Non-U.S.	3,714	3,825

Total	5,416	5,571

	(thousands of barrels daily)
Petroleum product sales
United States	2,540	2,717
Non-U.S.	4,221	4,382

Total	6,761	7,099

	(thousands of metric tons)
Chemical prime product sales
United States	9,526	10,855
Non-U.S.	15,456	16,625

Total	24,982	27,480

(1)	Gas converted to oil-equivalent at 6 million cubic feet = 1 thousand barrels.

FINANCIAL SUMMARY

	2008	2007	2006	2005	2004
	(millions of dollars, except per share amounts)
Sales and other operating revenue (1) (2)	$459,579	$390,328	$365,467	$358,955	$291,252

Earnings
Upstream	$35,402	$26,497	$26,230	$24,349	$16,675
Downstream	8,151	9,573	8,454	7,992	5,706
Chemical	2,957	4,563	4,382	3,943	3,428
Corporate and financing	(1,290)	(23)	434	(154)	(479)

Net income	$45,220	$40,610	$39,500	$36,130	$25,330

Net income per common share	$8.78	$7.36	$6.68	$5.76	$3.91
Net income per common share – assuming dilution	$8.69	$7.28	$6.62	$5.71	$3.89

Cash dividends per common share	$1.55	$1.37	$1.28	$1.14	$1.06

Net income to average shareholders’ equity (percent)	38.5	34.5	35.1	33.9	26.4

Working capital	$23,166	$27,651	$26,960	$27,035	$17,396
Ratio of current assets to current liabilities (times)	1.47	1.47	1.55	1.58	1.40

Additions to property, plant and equipment	$19,318	$15,387	$15,462	$13,839	$11,986
Property, plant and equipment, less allowances	$121,346	$120,869	$113,687	$107,010	$108,639
Total assets	$228,052	$242,082	$219,015	$208,335	$195,256

Exploration expenses, including dry holes	$1,451	$1,469	$1,181	$964	$1,098
Research and development costs	$847	$814	$733	$712	$649

Long-term debt	$7,025	$7,183	$6,645	$6,220	$5,013
Total debt	$9,425	$9,566	$8,347	$7,991	$8,293
Fixed-charge coverage ratio (times)	52.2	49. 9	46.3	50.2	36.1
Debt to capital (percent)	7.4	7.1	6.6	6.5	7.3
Net debt to capital (percent) (3)	(23.0)	(24.0)	(20.4)	(22.0)	(10.7)

Shareholders’ equity at year end	$112,965	$121,762	$113,844	$111,186	$101,756
Shareholders’ equity per common share	$22.70	$22.62	$19.87	$18.13	$15.90
Weighted average number of common shares outstanding (millions)	5,149	5,517	5,913	6,266	6,482

Number of regular employees at year end (thousands) (4)	79.9	80.8	82.1	83.7	85.9

CORS employees not included above (thousands) (5)	24.8	26.3	24.3	22.4	19.3

(1)	Sales and other operating revenue includes sales-based taxes of $34,508 million for 2008, $31,728 million for 2007, $30,381 million for 2006, $30,742 million for 2005 and $27,263 million for 2004.
(2)	Sales and other operating revenue includes $30,810 million for 2005 and $25,289 million for 2004 for purchases/sales contracts with the same counterparty. Associated costs were included in Crude oil and product purchases. Effective January 1, 2006, these purchases/sales were recorded on a net basis with no resulting impact on net income.
(3)	Debt net of cash, excluding restricted cash.
(4)	Regular employees are defined as active executive, management, professional, technical and wage employees who work full time or part time for the Corporation and are covered by the Corporation’s benefit plans and programs.
(5)	CORS employees are employees of company-operated retail sites.

FREQUENTLY USED TERMS

Listed below are definitions of several of ExxonMobil’s key business and financial performance measures. These definitions are provided to facilitate understanding of the terms and their calculation.

CASH FLOW FROM OPERATIONS AND ASSET SALES

Cash flow from operations and asset sales is the sum of the net cash provided by operating activities and proceeds from sales of subsidiaries, investments and property, plant and equipment from the Consolidated Statement of Cash Flows. This cash flow reflects the total sources of cash from both operating the Corporation’s assets and from the divesting of assets. The Corporation employs a long-standing and regular disciplined review process to ensure that all assets are contributing to the Corporation’s strategic objectives. Assets are divested when they are no longer meeting these objectives or are worth considerably more to others. Because of the regular nature of this activity, we believe it is useful for investors to consider sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

Cash flow from operations and asset sales	2008	2007	2006
	(millions of dollars)
Net cash provided by operating activities	$59,725	$52,002	$49,286
Sales of subsidiaries, investments and property, plant and equipment	5,985	4,204	3,080

Cash flow from operations and asset sales	$65,710	$56,206	$52,366

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

Capital employed	2008	2007	2006
	(millions of dollars)
Business uses: asset and liability perspective
Total assets	$228,052	$242,082	$219,015
Less liabilities and minority share of assets and liabilities
Total current liabilities excluding notes and loans payable	(46,700)	(55,929)	(47,115)
Total long-term liabilities excluding long-term debt and equity of minority interests	(54,404)	(50,543)	(45,905)
Minority share of assets and liabilities	(6,044)	(5,332)	(4,948)
Add ExxonMobil share of debt-financed equity company net assets	4,798	3,386	2,808

Total capital employed	$125,702	$133,664	$123,855

Total corporate sources: debt and equity perspective
Notes and loans payable	$2,400	$2,383	$1,702
Long-term debt	7,025	7,183	6,645
Shareholders’ equity	112,965	121,762	113,844
Less minority share of total debt	(1,486)	(1,050)	(1,144)
Add ExxonMobil share of equity company debt	4,798	3,386	2,808

Total capital employed	$125,702	$133,664	$123,855

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

Return on average capital employed	2008	2007	2006
	(millions of dollars)
Net income	$45,220	$40,610	$39,500
Financing costs (after tax)
Gross third-party debt	(343)	(339)	(264)
ExxonMobil share of equity companies	(325)	(204)	(156)
All other financing costs – net	1,485	268	499

Total financing costs	817	(275)	79

Earnings excluding financing costs	$44,403	$40,885	$39,421

Average capital employed	$129,683	$128,760	$122,573

Return on average capital employed – corporate total	34.2%	31.8%	32.2%

QUARTERLY INFORMATION

	2008					2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Volumes
	(thousands of barrels daily)
Production of crude oil and natural gas liquids	2,468	2,391	2,290	2,472	2,405	2,746	2,668	2,537	2,517	2,616
Refinery throughput	5,526	5,472	5,354	5,313	5,416	5,705	5,279	5,582	5,717	5,571
Petroleum product sales	6,821	6,775	6,688	6,761	6,761	7,198	6,973	7,100	7,125	7,099

	(millions of cubic feet daily)
Natural gas production available for sale	10,229	8,489	7,820	9,849	9,095	10,114	8,733	8,283	10,414	9,384

	(thousands of oil-equivalent barrels daily)
Oil-equivalent production (1)	4,173	3,806	3,593	4,113	3,921	4,432	4,123	3,918	4,253	4,180

	(thousands of metric tons)
Chemical prime product sales	6,578	6,718	6,060	5,626	24,982	6,805	6,897	6,729	7,049	27,480

Summarized financial data
	(millions of dollars)
Sales and other operating revenue (2)	$113,223	133,776	132,085	80,495	459,579	$84,174	95,059	99,130	111,965	390,328
Gross profit (3)	$40,255	43,925	45,901	29,760	159,841	$33,907	36,760	36,114	39,914	146,695
Net income	$10,890	11,680	14,830	7,820	45,220	$9,280	10,260	9,410	11,660	40,610

Per share data
	(dollars per share)
Net income per common share (4)	$2.05	2.25	2.89	1.57	8.78	$1.64	1.85	1.72	2.15	7.36
Net income per common share – assuming dilution (4)	$2.03	2.22	2.86	1.55	8.69	$1.62	1.83	1.70	2.13	7.28
Dividends per common share	$0.35	0.40	0.40	0.40	1.55	$0.32	0.35	0.35	0.35	1.37

Common stock prices
High	$94.74	96.12	89.63	83.64	96.12	$76.35	86.58	93.66	95.27	95.27
Low	$77.55	84.26	71.51	56.51	56.51	$69.02	75.28	78.76	83.37	69.02

(1)	Gas converted to oil-equivalent at 6 million cubic feet = 1 thousand barrels.
(2)	Includes amounts for sales-based taxes.
(3)	Gross profit equals sales and other operating revenue less estimated costs associated with products sold.
(4)	Computed using the average number of shares outstanding during each period. The sum of the four quarters may not add to the full year.

The price range of ExxonMobil common stock is as reported on the composite tape of the several U.S. exchanges where ExxonMobil common stock is traded. The principal market where ExxonMobil common stock (XOM) is traded is the New York Stock Exchange, although the stock is traded on other exchanges in and outside the United States.

There were 546,588 registered shareholders of ExxonMobil common stock at December 31, 2008. At January 31, 2009, the registered shareholders of ExxonMobil common stock numbered 540,892.

On January 28, 2009, the Corporation declared a $0.40 dividend per common share, payable March 10, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUNCTIONAL EARNINGS	2008	2007	2006
	(millions of dollars, except per share amounts)
Net income (U.S. GAAP)
Upstream
United States	$6,243	$4,870	$5,168
Non-U.S.	29,159	21,627	21,062
Downstream
United States	1,649	4,120	4,250
Non-U.S.	6,502	5,453	4,204
Chemical
United States	724	1,181	1,360
Non-U.S.	2,233	3,382	3,022
Corporate and financing	(1,290)	(23)	434

Net income	$45,220	$40,610	$39,500

Net income per common share	$8.78	$7.36	$6.68

Net income per common share – assuming dilution	$8.69	$7.28	$6.62

Special items included in net income
Non-U.S. Upstream
Gain on German natural gas transportation business sale	$1,620	$—	$—
Corporate and financing
Tax-related benefit	$—	$—	$410
Valdez litigation	$(460)	$—	$—

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements in this discussion regarding expectations, plans and future events or conditions are forward-looking statements. Actual future results, including demand growth and energy source mix; capacity increases; production growth and mix; financing sources; the resolution of contingencies and uncertain tax positions; the effect of changes in prices; interest rates and other market conditions; and environmental and capital expenditures could differ materially depending on a number of factors, such as the outcome of commercial negotiations; changes in the supply of and demand for crude oil, natural gas, and petroleum and petrochemical products; political or regulatory events; and other factors discussed herein and in Item 1A of ExxonMobil’s 2008 Form 10-K.

OVERVIEW

The following discussion and analysis of ExxonMobil’s financial results, as well as the accompanying financial statements and related notes to consolidated financial statements to which they refer, are the responsibility of the management of Exxon Mobil Corporation. The Corporation’s accounting and financial reporting fairly reflect its straightforward business model involving the extracting, manufacturing and marketing of hydrocarbons and hydrocarbon-based products. The Corporation’s business model involves the production (or purchase), manufacture and sale of physical products, and all commercial activities are directly in support of the underlying physical movement of goods. Our consistent, conservative approach to financing the capital-intensive needs of the Corporation has helped ExxonMobil to sustain the “triple-A” status of its long-term debt securities for 90 years.

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

BUSINESS ENVIRONMENT AND RISK ASSESSMENT

Long-Term Business Outlook

By 2030, the world’s population is projected to grow to approximately 8 billion people, or about 1.5 billion more than in 2005. Coincident with this population increase, the Corporation expects worldwide economic growth to average close to 3 percent per year. This combination of population and economic growth is expected to lead to an increase in primary energy demand of approximately 35 percent by 2030 versus 2005 even with substantial efficiency gains. The vast majority (over 90 percent) of the demand increase is expected to occur in developing countries.

As economic progress drives demand higher, the use of more energy-efficient technologies and practices will become increasingly important, leading to a significantly lower level of energy consumption per unit of economic output by 2030. Efficiency gains will result from anticipated improvements in the transportation and power generation sectors, driven by the introduction of new technologies, as well as many other improvements that span the residential, commercial and industrial sectors.

Energy for transportation – including cars, trucks, ships, trains and airplanes – is expected to increase by 40 percent from 2005 to 2030. The global growth in transportation demand will be met primarily by oil, which is expected to provide almost 95 percent of all transportation fuel by 2030, down from about 98 percent in 2005, as biofuels and natural gas gain market share.

Demand for electricity around the world will grow significantly through 2030. Consistent with this projection, power generation will remain the largest and fastest-growing segment of global energy demand. Meeting the expected growth in power demand will require a diverse set of energy sources. Coal will retain the largest share, however natural gas, nuclear and renewables are all expected to gain market share.

Liquid fuels provide the largest share of energy supply today due to their availability, affordability and ease of transport. By 2030, global demand for liquids is expected to grow to approximately 108 million barrels of oil-equivalent per day or close to 30 percent more than in 2005. Global demand for liquid fuels will be met by a wide variety of sources. Conventional non-OPEC crude and condensate production is expected to remain relatively flat through 2030. However, growth is expected from a number of supply sources, including biofuels, oil sands and natural gas liquids, as well as crude oil from OPEC countries. While the world’s resource base is sufficient to meet projected demand, access to resources and timely investments will remain critical to meeting global needs.

Increases in natural gas demand in North America, Europe and Asia Pacific will require new sources of supply, primarily from imports. The growing need for natural gas imports will have a dramatic impact on the worldwide liquefied natural gas (LNG) market, which is expected to more than triple in volume by 2030.

The world’s energy mix is highly diverse and will remain so through 2030. Oil is expected to remain the largest source of energy supply at close to 35 percent. Natural gas is expected to grow the fastest of the fossil fuels and overtake coal as the second-largest energy source. Nuclear power is projected to grow significantly, surpassing coal in terms of absolute growth and becoming the fourth-largest fuel source. Hydro and geothermal will also grow, though remain limited by the availability of natural sites. Wind, solar and biofuels are expected to grow at about 9 percent per year on average, the highest growth rate of all fuels, and are projected to reach approximately 2 percent of world energy by 2030.

The Corporation anticipates that the world’s available oil and gas resource base will grow not only from new discoveries, but also from reserve increases in previously discovered fields. Technology will underpin these increases. The cost to develop and supply these resources will be significant. According to the International Energy Agency, the investment required to meet total oil and gas energy needs worldwide through 2030 will be close to $500 billion per year on average, or about $11.7 trillion (measured in 2007 dollars) in total for 2007-2030.

Upstream

ExxonMobil continues to maintain a large portfolio of development and exploration opportunities, which enables the Corporation to be selective, maximizing shareholder value and mitigating political and technical risks. ExxonMobil’s fundamental Upstream business strategies guide our global exploration, development, production, and gas and power marketing activities. These strategies include identifying and pursuing all attractive exploration opportunities, investing in projects that deliver superior returns, maximizing profitability of existing oil and gas production, and capitalizing on growing natural gas and power markets. These strategies are underpinned by a relentless focus on operational excellence, commitment to innovative technologies, development of our employees and investment in the communities in which we operate.

As future development projects bring new production online, the Corporation expects a shift in the geographic mix of its production volumes between now and 2013. Oil and natural gas output from West Africa, the Caspian region, the Middle East and Russia is expected to increase over the next five years based on current capital project execution plans. Currently, these growth areas account for 39 percent of the Corporation’s production. By 2013, they are expected to generate about 50 percent of total volumes. The remainder of the Corporation’s production is expected to be sourced from established areas, including Europe, North America and Asia Pacific.

In addition to a changing geographic mix, there will also be a change in the type of opportunities from which volumes are produced. Nonconventional production utilizing specialized technology such as arctic technology, deepwater drilling and production systems, heavy oil recovery processes, tight gas production and LNG is expected to grow from about 30 percent to over 40 percent of the Corporation’s output between now and 2013. The Corporation’s overall volume capacity outlook, based on projects coming onstream as anticipated, is for production capacity to grow over the period 2009-2013. However, actual volumes will vary from year to year due to the timing of individual project start-ups, operational outages, reservoir performance, performance of enhanced oil recovery projects, regulatory changes, asset sales, weather events, price effects under production sharing contracts and other factors described in Item 1A of ExxonMobil’s 2008 Form 10-K. Enhanced oil recovery projects extract hydrocarbons from reservoirs in excess of that which may be produced through primary recovery, i.e., through pressure depletion or natural aquifer support. They include the injection of water, gases or chemicals into a reservoir to produce hydrocarbons otherwise unobtainable.

Downstream

ExxonMobil’s Downstream is a large, diversified business with refining and marketing complexes around the world. The Corporation has a strong presence in mature markets in North America and Europe, as well as the growing Asia Pacific region. ExxonMobil’s fundamental Downstream business strategies position the company to deliver long-term growth in shareholder value that is superior to competition across a range of market conditions. These strategies include maintaining best-in-class operations in all aspects of the business, maximizing value from leading-edge technologies, capitalizing on integration with other ExxonMobil businesses, selectively investing for resilient, advantaged returns, leading the industry in efficiency and effectiveness, and providing quality, valued products and services to customers.

ExxonMobil has an ownership interest in 37 refineries, located in 20 countries, with distillation capacity of 6.2 million barrels per day and lubricant basestock manufacturing capacity of about 140 thousand barrels per day. ExxonMobil’s fuels and lubes marketing business portfolios include operations around the world, serving a globally diverse customer base.

The downstream industry environment remains competitive. The industry has experienced a period of robust refining margins, which has encouraged the construction of additional industry capacity. However, over the prior 20-year period, inflation-adjusted refining margins have declined at an average rate of about 1 percent per year. Refining margins are largely driven by differences in commodity prices and are a function of the difference between what a refinery pays for its raw materials (primarily crude oil) and the market prices for the range of products produced (primarily gasoline, heating oil, diesel oil, jet fuel and fuel oil). Crude oil and many products are widely traded with published prices, including those quoted on multiple exchanges around the world (e.g., New York Mercantile Exchange and Intercontinental Exchange). Prices for these commodities are determined by the global marketplace and are influenced by many factors, including global and regional supply/demand balances, inventory levels, refinery operations, import/export balances, seasonal demand, weather and political climate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ExxonMobil’s long-term outlook continues to be that refining margins will generally decline as refineries continue to improve efficiency and, in the near term, new capacity additions outpace the growth in global demand.

In the retail fuels marketing business, ongoing intense competition continues to drive down inflation-adjusted margins by about 3 percent per year. In 2008, ExxonMobil announced its intention to transition out of the direct served (i.e., dealer, company-operated) retail business in U.S. markets and to convert a majority of markets to a branded distributor model. This transition will be a multiyear process.

ExxonMobil’s Downstream capital expenditures remain focused on selective and resilient investments. These investments capitalize on the Corporation’s world-class scale and integration, industry-leading efficiency, leading-edge technology and respected brands, enabling ExxonMobil to take advantage of attractive emerging-growth opportunities around the globe. For example, in 2008, ExxonMobil announced plans to invest over $1 billion in three refineries to increase the supply of cleaner burning diesel by about 140 thousand barrels per day. The company will construct new units and modify existing facilities at its Baton Rouge, La., Baytown, Texas, and Antwerp, Belgium, refineries. ExxonMobil is also participating in an integrated refining, petrochemicals and fuels marketing venture in Fujian, China, with our partners Saudi Aramco, Sinopec and Fujian Province. The manufacturing portion of the venture will expand an existing 80-thousand-barrel-per-day refinery in the Fujian Province to a 240-thousand-barrel-per-day high-conversion facility. The project also includes a new world-scale integrated chemical plant. The project is expected to start up in 2009. The fuels marketing portion of the venture includes approximately 750 retail sites and a network of distribution terminals.

Chemical

Worldwide petrochemical demand decreased in 2008, reflecting the global economic slowdown in the second half of the year. Despite record high feedstock costs, chemical growth continued in the first half of the year fueled by increased demand in Asia Pacific, particularly China. As a result, supply/demand balances supported higher product prices during this period. Demand dropped sharply in the second half of the year, reflecting slower economic growth and broad supply chain inventory de-stocking during rapid feedstock cost declines. With this demand decrease, margins weakened and industry operating rates were cut back.

ExxonMobil benefited from continued operational excellence and a balanced portfolio of products. In addition to being a worldwide supplier of primary petrochemical products, ExxonMobil Chemical also has a number of less-cyclical business lines. Chemical’s competitive advantages are achieved through its business mix, broad geographic coverage, investment discipline, integration of chemical capacity with large refineries or upstream gas processing facilities, advantaged feedstock capabilities, leading proprietary technology and product application expertise.

REVIEW OF 2008 AND 2007 RESULTS

	2008	2007	2006
	(millions of dollars)
Net income (U.S. GAAP)	$45,220	$40,610	$39,500

2008

Net income in 2008 of $45,220 million was a record for the Corporation, up $4,610 million from 2007. Net income for 2008 included an after-tax gain of $1,620 million from the sale of a natural gas transportation business in Germany and after-tax special charges of $460 million related to the Valdez litigation.

2007

Net income in 2007 of $40,610 million was up $1,110 million from 2006. Net income for 2006 included a $410 million gain from the recognition of tax benefits related to historical investments in non-U.S. assets.

Upstream

	2008	2007	2006
	(millions of dollars)
Upstream
United States	$6,243	$4,870	$5,168
Non-U.S.	29,159	21,627	21,062

Total	$35,402	$26,497	$26,230

2008

Upstream earnings for 2008 totaled $35,402 million, an increase of $8,905 million from 2007, including an after-tax gain of $1,620 million from the sale of a natural gas transportation business in Germany. Record high crude oil and natural gas realizations increased earnings approximately $11.8 billion. Lower sales volumes reduced earnings about $3.7 billion. Higher taxes and increased operating costs decreased earnings approximately $1.5 billion, partially offset by favorable foreign exchange. Oil-equivalent production decreased 6 percent versus 2007, including impacts from lower entitlement volumes, the expropriation of assets in Venezuela and divestments. Excluding these impacts, total oil-equivalent production decreased 3 percent. Liquids production of 2,405 kbd (thousands of barrels per day) decreased 211 kbd from 2007. Production increases from new projects in West Africa were more than offset by field decline, lower entitlement volumes, the expropriation of assets in Venezuela and divestments. Natural gas production of 9,095 mcfd (millions of cubic feet per day) decreased 289 mcfd from 2007. Higher volumes from North Sea, Malaysia and Qatar projects and higher European demand were more than offset by field decline. Earnings from U.S. Upstream operations for 2008 were $6,243 million, an increase of $1,373 million. Earnings outside the U.S. for 2008, including a $1,620 million gain related to the sale of the German natural gas transportation business, were $29,159 million, $7,532 million higher than in 2007.

2007

Upstream earnings for 2007 totaled $26,497 million, an increase of $267 million from 2006. Higher liquids realizations increased earnings approximately $3.1 billion, while lower natural gas realizations decreased earnings about $600 million. Higher operating expenses and unfavorable tax effects reduced earnings about $2.2 billion. Oil-equivalent production decreased 1 percent versus 2006, including the expropriation of assets in Venezuela, divestments, OPEC quota effects, and price and spend impacts on volumes. Excluding these impacts, total oil-equivalent production increased 1 percent. Liquids production of 2,616 kbd decreased 65 kbd from 2006. Production increases from new projects in West Africa and higher Russia volumes were offset by field decline and production sharing contract net interest reductions. Natural gas production of 9,384 mcfd increased 50 mcfd from 2006. Higher volumes from projects in Qatar and the North Sea were mostly offset by mature field decline. Earnings from U.S. Upstream operations for 2007 were $4,870 million, a decrease of $298 million. Earnings outside the U.S. for 2007 were $21,627 million, an increase of $565 million.

Downstream

	2008	2007	2006
	(millions of dollars)
Downstream
United States	$1,649	$4,120	$4,250
Non-U.S.	6,502	5,453	4,204

Total	$8,151	$9,573	$8,454

2008

Downstream earnings of $8,151 million were $1,422 million lower than in 2007. Lower margins reduced earnings approximately $900 million, as weaker refining margins more than offset stronger marketing margins. Higher operating costs, mainly associated with planned work activity, reduced earnings about $700 million, while unfavorable foreign exchange effects decreased earnings approximately $600 million. Improved refinery operations provided a partial offset, increasing earnings about $800 million. Petroleum product sales of 6,761 kbd decreased from 7,099 kbd in 2007, primarily reflecting asset sales and lower demand. Refinery throughput was 5,416 kbd compared with 5,571 kbd in 2007. U.S. Downstream earnings were $1,649 million, down $2,471 million from 2007. Non-U.S. Downstream earnings of $6,502 million were $1,049 million higher than in 2007.

2007

Downstream earnings totaled $9,573 million, an increase of $1,119 million from 2006. Improved worldwide refining operations increased earnings approximately $800 million, while higher gains on asset sales improved earnings about $900 million. Lower refining margins decreased earnings approximately $600 million. Petroleum product sales of 7,099 kbd decreased from 7,247 kbd in 2006, primarily due to divestment impacts. Refinery throughput was 5,571 kbd compared with 5,603 kbd in 2006. U.S. Downstream earnings of $4,120 million decreased $130 million. Non-U.S. Downstream earnings of $5,453 million were $1,249 million higher than in 2006.

Chemical

	2008	2007	2006
	(millions of dollars)
Chemical
United States	$724	$1,181	$1,360
Non-U.S.	2,233	3,382	3,022

Total	$2,957	$4,563	$4,382

2008

Chemical earnings totaled $2,957 million, a decrease of $1,606 million from 2007. Lower margins reduced earnings approximately $1.2 billion, while lower volumes decreased earnings about $500 million. Prime product sales were 24,982 kt (thousands of metric tons), a decrease of 2,498 kt from last year. Prime product sales are total chemical product sales, including ExxonMobil’s share of equity-company volumes and finished-product transfers to the Downstream business. Carbon black oil and sulfur volumes are excluded. U.S. Chemical earnings of $724 million decreased $457 million. Non-U.S. Chemical earnings of $2,233 million were $1,149 million lower than in 2007.

2007

Chemical earnings totaled $4,563 million, an increase of $181 million from 2006. Higher sales volumes and favorable foreign exchange effects increased earnings approximately $450 million, while lower margins reduced earnings about $325 million. Prime product sales were 27,480 kt, an increase of 130 kt. U.S. Chemical earnings of $1,181 million decreased $179 million. Non-U.S. Chemical earnings of $3,382 million were $360 million higher than in 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Corporate and Financing

	2008	2007	2006
	(millions of dollars)
Corporate and financing	$(1,290)	$(23)	$434

2008

Corporate and financing expenses of $1,290 million in 2008 increased $1,267 million from 2007, mainly due to charges of $460 million related to the Valdez litigation, net higher taxes and lower interest income.

2007

Corporate and financing expenses were $23 million in 2007, compared to an earnings contribution of $434 million in 2006, which included a $410 million gain from tax benefits related to historical investments in non-U.S. assets.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

	2008	2007	2006
	(millions of dollars)
Net cash provided by/(used in)
Operating activities	$59,725	$52,002	$49,286
Investing activities	(15,499)	(9,728)	(14,230)
Financing activities	(44,027)	(38,345)	(36,210)
Effect of exchange rate changes	(2,743)	1,808	727

Increase/(decrease) in cash and cash equivalents	$(2,544)	$5,737	$(427)

		(Dec. 31)
Cash and cash equivalents	$31,437	$33,981	$28,244
Cash and cash equivalents – restricted	—	—	4,604

Total cash and cash equivalents	$31,437	$33,981	$32,848

Cash and cash equivalents were $31.4 billion at the end of 2008, $2.5 billion lower than the prior year, reflecting $2.7 billion of foreign exchange reductions from the strengthening of the U.S. dollar in 2008.

Cash and cash equivalents were $34.0 billion at the end of 2007, $5.7 billion higher than the prior year, reflecting a $4.6 billion increase due to the release of the restriction on the restricted cash and cash equivalents and $1.8 billion of positive foreign exchange effects from the weakening of the U.S. dollar in 2007. There were no restricted cash and cash equivalents at the end of 2007 (see note 4). Cash flows from operating, investing and financing activities are discussed below. For additional details, see the Consolidated Statement of Cash Flows.

Although the Corporation could issue long-term debt and has access to short-term liquidity, internally generated funds cover the majority of its financial requirements. The management of cash that may be temporarily available as surplus to the Corporation’s immediate needs is carefully controlled to ensure that it is secure and readily available to meet the Corporation’s cash requirements and to optimize returns on the cash balances.

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

The Corporation’s financial strength, as evidenced by its AAA/Aaa debt rating, enables it to make large, long-term capital expenditures. Capital and exploration expenditures in 2008 were $26.1 billion, reflecting the Corporation’s continued active investment program. The Corporation expects annual expenditures to range from $25 billion to $30 billion for the next several years. Actual spending could vary depending on the progress of individual projects. The Corporation has a large and diverse portfolio of development projects and exploration opportunities, which helps mitigate the overall political and technical risks of the Corporation’s Upstream segment and associated cash flow. Further, due to its financial strength, debt capacity and diverse portfolio of opportunities, the risk associated with failure or delay of any single project would not have a significant impact on the Corporation’s liquidity or ability to generate sufficient cash flows for operations and its fixed commitments. The purchase and sale of oil and gas properties have not had a significant impact on the amount or timing of cash flows from operating activities.

Cash Flow from Operating Activities

2008

Cash provided by operating activities totaled $59.7 billion in 2008, a $7.7 billion increase from 2007. The major source of funds was net income of $45.2 billion, adjusted for the noncash provision of $12.4 billion for depreciation and depletion, both of which increased. The net effects of lower prices and the timing of collection of accounts receivable and of payments of accounts and other payables and of income taxes payable added to cash provided by operating activities.

2007

Cash provided by operating activities totaled $52.0 billion in 2007, a $2.7 billion increase from 2006. The major source of funds was net income of $40.6 billion, adjusted for the noncash provision of $12.3 billion for depreciation and depletion, both of which increased.

Cash Flow from Investing Activities

2008

Cash used in investing activities netted to $15.5 billion in 2008, $5.8 billion higher than in 2007. Spending for property, plant and equipment of $19.3 billion in 2008 increased $3.9 billion from 2007. Proceeds from the sales of subsidiaries, investments and property, plant and equipment of $6.0 billion in 2008 compared to $4.2 billion in 2007, the increase reflecting the sale of the German natural gas transportation business in 2008. Cash used in investing activities in 2008 was higher due to the absence of the $4.6 billion positive cash flow in 2007 from the release of the restriction on the restricted cash and cash equivalents. Net cash used for investments and advances and the change in marketable securities was $1.0 billion lower in 2008.

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

Cash Flow from Financing Activities

2008

Cash used in financing activities was $44.0 billion in 2008, an increase of $5.7 billion from 2007, reflecting a higher level of purchases of ExxonMobil shares. Dividend payments on common shares increased to $1.55 per share from $1.37 per share and totaled $8.1 billion, a pay-out of 18 percent. Total consolidated short-term and long-term debt decreased $0.2 billion to $9.4 billion at year-end 2008.

Shareholders’ equity decreased $8.8 billion in 2008, to $113.0 billion. Net income of $45.2 billion, reduced by distributions to ExxonMobil shareholders of $8.1 billion of dividends and $32.0 billion of purchases of shares of ExxonMobil stock to reduce shares outstanding, added to shareholders’ equity. Shareholders’ equity, and net assets and liabilities, decreased $6.8 billion, representing the foreign exchange translation effects of generally weaker foreign currencies at the end of 2008 on ExxonMobil’s operations outside the United States. The change in the funded status of the postretirement benefits reserves in 2008 lowered shareholders’ equity by $5.1 billion.

During 2008, Exxon Mobil Corporation purchased 434 million shares of its common stock for the treasury at a gross cost of $35.7 billion. These purchases were to reduce the number of shares outstanding and to offset shares issued in conjunction with company benefit plans and programs. Shares outstanding were reduced by 7.5 percent from 5,382 million at the end of 2007 to 4,976 million at the end of 2008. Purchases were made in both the open market and through negotiated transactions. Purchases may be increased, decreased or discontinued at any time without prior notice.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commitments

Set forth below is information about the outstanding commitments of the Corporation’s consolidated subsidiaries at December 31, 2008. It combines data from the Consolidated Balance Sheet and from individual notes to the Consolidated Financial Statements.

	Payments Due by Period
Commitments	Note Reference Number	2009	2010- 2013	2014 and Beyond	Total
	(millions of dollars)
Long-term debt (1)	13	$—	$3,175	$3,850	$7,025
– Due in one year (2)		368	—	—	368
Asset retirement obligations (3)	8	360	1,474	3,518	5,352
Pension and other postretirement obligations (4)	16	5,502	3,718	12,338	21,558
Operating leases (5)	10	2,278	6,126	2,784	11,188
Unconditional purchase obligations (6)	15	456	1,161	654	2,271
Take-or-pay obligations (7)		1,125	4,067	4,821	10,013
Firm capital commitments (8)		9,937	9,131	1,778	20,846

This table excludes commodity purchase obligations (volumetric commitments but no fixed or minimum price) which are resold shortly after purchase, either in an active, highly liquid market or under long-term, unconditional sales contracts with similar pricing terms. Examples include long-term, noncancelable LNG and natural gas purchase commitments and commitments to purchase refinery products at market prices. Inclusion of such commitments would not be meaningful in assessing liquidity and cash flow, because these purchases will be offset in the same periods by cash received from the related sales transactions. The table also excludes unrecognized tax benefits totaling $5.0 billion as of December 31, 2008, because the Corporation is unable to make reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities. Further details on the unrecognized tax benefits can be found in note 18, Income, Sales-Based and Other Taxes.

Notes:

(1)	Includes capitalized lease obligations of $380 million.
(2)	The amount due in one year is included in notes and loans payable of $2,400 million (note 5).
(3)	The fair value of upstream asset retirement obligations, primarily asset removal costs at the completion of field life.
(4)	The amount by which the benefit obligations exceeded the fair value of fund assets for certain U.S. and non-U.S. pension and other postretirement plans at year end. The payments by period include expected contributions to funded pension plans in 2009 and estimated benefit payments for unfunded plans in all years.
(5)	Minimum commitments for operating leases, shown on an undiscounted basis, cover drilling equipment, tankers, service stations and other properties.
(6)	Unconditional purchase obligations (UPOs) are those long-term commitments that are noncancelable and that third parties have used to secure financing for the facilities that will provide the contracted goods or services. The undiscounted obligations of $2,271 million mainly pertain to pipeline throughput agreements and include $1,651 million of obligations to equity companies. The present value of the total commitments, which excludes imputed interest of $423 million, was $1,848 million.
(7)	Take-or-pay obligations are noncancelable, long-term commitments for goods and services other than UPOs. The undiscounted obligations of $10,013 million mainly pertain to manufacturing supply, pipeline and terminaling agreements and include $537 million of obligations to equity companies. The present value of the total commitments, which excludes imputed interest of $2,704 million, totaled $7,309 million.
(8)	Firm commitments related to capital projects, shown on an undiscounted basis, totaled approximately $20.8 billion. These commitments were primarily associated with Upstream projects outside the U.S., of which $9.3 billion was associated with projects in West Africa and Kazakhstan. The Corporation expects to fund the majority of these projects through internal cash flow.

Guarantees

The Corporation and certain of its consolidated subsidiaries were contingently liable at December 31, 2008, for $7,847 million, primarily relating to guarantees for notes, loans and performance under contracts (note 15). Included in this amount were guarantees by consolidated affiliates of $6,102 million, representing ExxonMobil’s share of obligations of certain equity companies. The below-mentioned guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	Dec. 31, 2008
	Equity Company Obligations	Other Third-Party Obligations	Total
	(millions of dollars)
Total guarantees	$6,102	$1,745	$7,847

Financial Strength

On December 31, 2008, unused credit lines for short-term financing totaled approximately $5.3 billion (note 5).

The table below shows the Corporation’s fixed-charge coverage and consolidated debt-to-capital ratios. The data demonstrate the Corporation’s creditworthiness. Throughout this period, the Corporation’s long-term debt securities maintained the top credit rating from both Standard & Poor’s (AAA) and Moody’s (Aaa), a rating it has sustained for 90 years.

	2008	2007	2006
Fixed-charge coverage ratio (times)	52.2	49.9	46.3
Debt to capital (percent)	7.4	7.1	6.6
Net debt to capital (percent)	(23.0)	(24.0)	(20.4)
Credit rating	AAA/Aaa	AAA/Aaa	AAA/Aaa

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

Litigation and Other Contingencies

Litigation

As discussed in note 15, a number of lawsuits, including class actions, were brought in various courts against Exxon Mobil Corporation and certain of its subsidiaries relating to the accidental release of crude oil from the tanker Exxon Valdez in 1989. All the compensatory claims have been resolved and paid. All of the punitive damage claims were consolidated in the civil trial that began in 1994. On June 25, 2008, the U.S. Supreme Court vacated the $2.5 billion punitive damage award previously entered by the Ninth Circuit Court of Appeals and remanded the case to the Circuit Court with an instruction that punitive damages in the case may not exceed a maximum amount of $507.5 million. Exxon Mobil Corporation recorded an after-tax charge of $290 million in the second quarter of 2008, reflecting the maximum amount of the punitive damages. The parties have filed briefs in the Ninth Circuit Court of Appeals on the issue of post-judgment interest and recovery of costs. Exxon Mobil Corporation recorded an after-tax charge of $170 million in the third quarter of 2008, reflecting its estimate of the resolution of those issues.

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

Other Contingencies

In accordance with a nationalization decree issued by Venezuela’s president in February 2007, by May 1, 2007, a subsidiary of the Venezuelan National Oil Company (PdVSA) assumed the operatorship of the Cerro Negro Heavy Oil Project. This Project had been operated and owned by ExxonMobil affiliates holding a 41.67 percent ownership interest in the Project. The decree also required conversion of the Cerro Negro Project into a “mixed enterprise” and an increase in PdVSA’s or one of its affiliate’s ownership interest in the Project, with the stipulation that if ExxonMobil refused to accept the terms for the formation of the mixed enterprise within a specified period of time, the government would “directly assume the activities” carried out by the joint venture. ExxonMobil refused to accede to the terms proffered by the government, and on June 27, 2007, the government expropriated ExxonMobil’s 41.67 percent interest in the Cerro Negro Project.

On September 6, 2007, affiliates of ExxonMobil filed a Request for Arbitration with the International Centre for Settlement of Investment Disputes. An affiliate of ExxonMobil has also filed an arbitration under the rules of the International Chamber of Commerce against PdVSA and a PdVSA affiliate for breach of their contractual obligations under certain Cerro Negro Project agreements. At this time, the net impact of this matter on the Corporation’s consolidated financial results cannot be reasonably estimated. However, the Corporation does not expect the resolution to have a material effect upon the Corporation’s operations or financial condition. ExxonMobil’s remaining net book investment in Cerro Negro producing assets is about $750 million.

CAPITAL AND EXPLORATION EXPENDITURES

	2008		2007
	U.S.	Non-U.S.	U.S.	Non-U.S.
	(millions of dollars)
Upstream (1)	$3,334	$16,400	$2,212	$13,512
Downstream	1,636	1,893	1,128	2,175
Chemical	441	2,378	360	1,422
Other	61	—	44	—

Total	$5,472	$20,671	$3,744	$17,109

(1)	Exploration expenses included.

Capital and exploration expenditures in 2008 were $26.1 billion, reflecting the Corporation’s continued active investment program. The Corporation expects annual expenditures to range from $25 billion to $30 billion for the next several years. Actual spending could vary depending on the progress of individual projects.

Upstream spending of $19.7 billion in 2008 was up 26 percent from 2007, mainly due to increased project and exploration expenditures. During the past three years, Upstream capital and exploration expenditures averaged $17.2 billion. The majority of these expenditures are on development projects, which typically take two to four years from the time of recording proved undeveloped reserves to the start of production from those reserves. The percentage of proved developed reserves has remained relatively stable over the past five years at over 60 percent of total proved reserves, indicating that proved reserves are consistently moved from undeveloped to developed status. Capital and exploration expenditures are not tracked by the undeveloped and developed proved reserve categories. Capital investments in the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Downstream totaled $3.5 billion in 2008, an increase of $0.2 billion from 2007, due to higher environmental expenditures. Chemical 2008 capital expenditures of $2.8 billion were up $1.0 billion from 2007 due to increased investment in Asia Pacific to meet demand growth.

TAXES

	2008	2007	2006
	(millions of dollars)
Income taxes	$36,530	$29,864	$27,902
Sales-based taxes	34,508	31,728	30,381
All other taxes and duties	45,223	44,091	42,393

Total	$116,261	$105,683	$100,676

Effective income tax rate	47%	44%	43%

2008

Income, sales-based and all other taxes totaled $116.3 billion in 2008, an increase of $10.6 billion or 10 percent from 2007. Income tax expense, both current and deferred, was $36.5 billion, $6.7 billion higher than 2007, reflecting higher pre-tax income in 2008. A higher share of total income from the non-U.S. Upstream segment in 2008 increased the effective tax rate to 47 percent compared to 44 percent in 2007. Sales-based and all other taxes and duties of $79.7 billion in 2008 increased $3.9 billion from 2007, reflecting higher prices.

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

ENVIRONMENTAL MATTERS

Environmental Expenditures

	2008	2007
	(millions of dollars)
Capital expenditures	$2,485	$1,525
Other expenditures	2,730	2,272

Total	$5,215	$3,797

Throughout ExxonMobil’s businesses, new and ongoing measures are taken to prevent and minimize the impact of our operations on air, water and ground. These include a significant investment in refining infrastructure and technology to manufacture clean fuels as well as projects to reduce nitrogen oxide and sulfur oxide emissions and expenditures for asset retirement obligations. ExxonMobil’s 2008 worldwide environmental expenditures for all such preventative and remediation steps, including ExxonMobil’s share of equity company expenditures, were about $5.2 billion. The total cost for such activities is expected to remain in this range in 2009 and 2010 (with capital expenditures approximately 50 percent of the total).

Environmental Liabilities

The Corporation accrues environmental liabilities when it is probable that obligations have been incurred and the amounts can be reasonably estimated. This policy applies to assets or businesses currently owned or previously disposed. ExxonMobil has accrued liabilities for probable environmental remediation obligations at various sites, including multiparty sites where the U.S. Environmental Protection Agency has identified ExxonMobil as one of the potentially responsible parties. The involvement of other financially responsible companies at these multiparty sites could mitigate ExxonMobil’s actual joint and several liability exposure. At present, no individual site is expected to have losses material to ExxonMobil’s operations or financial condition. Consolidated company provisions made in 2008 for environmental liabilities were $507 million ($432 million in 2007) and the balance sheet reflects accumulated liabilities of $884 million as of December 31, 2008, and $916 million as of December 31, 2007.

Asset Retirement Obligations

The fair values of asset retirement obligations are recorded as liabilities on a discounted basis when they are incurred, which is typically at the time assets are installed, with an offsetting amount booked as additions to property, plant and equipment ($195 million for 2008). Over time, the liabilities are accreted for the increase in their present value, with this effect included in expenses ($335 million in 2008). Consolidated company expenditures for asset retirement obligations in 2008 were $258 million and the ending balance of the obligations recorded on the balance sheet at December 31, 2008, totaled $5,352 million.

MARKET RISKS, INFLATION AND OTHER UNCERTAINTIES

Worldwide Average Realizations (1)	2008	2007	2006
Crude oil and NGL ($/barrel)	$89.32	$66.02	$58.34
Natural gas ($/kcf)	7.54	5.29	6.08

(1)	Consolidated subsidiaries.

Crude oil, natural gas, petroleum product and chemical prices have fluctuated in response to changing market forces. The impacts of these price fluctuations on earnings from Upstream, Downstream and Chemical operations have varied. In the Upstream, a $1 per barrel change in the weighted-average realized price of oil would have approximately a $375 million annual after-tax effect on Upstream consolidated plus equity company earnings. Similarly, a $0.10 per kcf change in the worldwide average gas realization would have approximately a $175 million annual after-tax effect on Upstream consolidated plus equity company earnings. For any given period, the extent of actual benefit or detriment will be dependent on the price movements of individual types of crude oil, taxes and other government take impacts, price adjustment lags in long-term gas contracts, and crude and gas production volumes. Accordingly, changes in benchmark prices for crude oil and natural gas only provide broad indicators of changes in the earnings experienced in any particular period.

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

Although price levels of crude oil and natural gas may rise or fall significantly over the short to medium term due to political events, OPEC actions and other factors, industry economics over the long term will continue to be driven by market supply and demand. Accordingly, the Corporation tests the viability of all of its investments over a broad range of future prices. The Corporation’s assessment is that its operations will continue to be successful in a variety of market conditions. This is the outcome of disciplined investment and asset management programs. Investment opportunities are tested against a variety of market conditions, including low-price scenarios.

The Corporation has an active asset management program in which underperforming assets are either improved to acceptable levels or considered for divestment. The asset management program includes a disciplined, regular review to ensure that all assets are contributing to the Corporation’s strategic objectives. The result is an efficient capital base, and the Corporation has seldom had to write down the carrying value of assets, even during periods of low commodity prices.

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

The Corporation is exposed to changes in interest rates, primarily on its short-term debt and the portion of long-term debt that carries floating interest rates. The impact of a 100-basis-point change in interest rates affecting the Corporation’s debt would not be material to earnings, cash flow or fair value. The Corporation’s cash balances exceeded total debt at year-end 2008 and 2007. During 2008, credit markets tightened and the global economy slowed. The Corporation is not dependent on the credit markets to fund current operations. However, some joint-venture partners are dependent on the credit markets, and their funding ability may impact the development pace of joint-venture projects.

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

Inflation and Other Uncertainties

The general rate of inflation in many major countries of operation increased in 2008 versus the relatively low rates in recent years, and the associated impact on non-energy costs has generally been mitigated by cost reductions from efficiency and productivity improvements. Increased global demand for certain services and materials has resulted in higher operating and capital costs in recent years. The Corporation works to counter upward pressure on costs through its economies of scale in global procurement and its efficient project management practices.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.” FAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.

FAS 160 must be adopted by the Corporation no later than January 1, 2009. FAS 160 requires retrospective adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 will be applied prospectively. The Corporation does not expect the adoption of FAS 160 to have a material impact on the Corporation’s financial statements.

Revisions to the Earnings Per Share Calculation

In 2008, the FASB issued a Staff Position (FSP) on the Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” The FSP clarified that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation. The FSP will be effective for first quarter 2009 reporting. The implementation of this standard for the Corporation will result in changes in the calculation of basic and diluted EPS that are not expected to be material. Prior-year EPS numbers will be adjusted retrospectively on a consistent basis. This standard will not affect the consolidated financial position or results of operations.

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

Oil and Gas Reserves

Evaluations of oil and gas reserves are important to the effective management of Upstream assets. They are integral to making investment decisions about oil and gas properties such as whether development should proceed. Oil and gas reserve quantities are also used as the basis for calculating unit-of-production depreciation rates and for evaluating impairment. Oil and gas reserves include both proved and unproved reserves. Proved reserves are the estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions; i.e., prices and costs as of the date the estimate is made. Unproved reserves are those with less than reasonable certainty of recoverability and include probable reserves. Probable reserves are reserves that are more likely to be recovered than not.

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

The year-end reserves volumes as well as the reserves change categories shown in the proved reserves tables are calculated using December 31 prices and costs. These reserves quantities are also used in calculating unit-of-production depreciation rates and in calculating the standardized measure of discounted net cash flow. We understand that the use of December 31 prices and costs is intended to provide a point in time measure to calculate reserves and to enhance comparability between companies. However, the use of year-end prices for reserves estimation introduces short-term price volatility into the process, which is inconsistent with the long-term nature of the upstream business, since annual adjustments are required based on prices occurring on a single day. As a result, the use of prices from a single date is not relevant to the investment decisions made by the Corporation.

Revisions can include upward or downward changes in previously estimated volumes of proved reserves for existing fields due to the evaluation or re-evaluation of (1) already available geologic, reservoir or production data, (2) new geologic, reservoir or production data or (3) changes in year-end prices and costs that are used in the determination of reserves. This category can also include significant changes in either development strategy or production equipment/facility capacity.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Suspended Exploratory Well Costs

The Corporation carries as an asset exploratory well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and where the Corporation is making sufficient progress assessing the reserves and the economic and operating viability of the project. Exploratory well costs not meeting these criteria are charged to expense. Assessing whether a project has made sufficient progress is a subjective area and requires careful consideration of the relevant facts and circumstances. The facts and circumstances that support continued capitalization of suspended wells as of year-end 2008 are disclosed in note 9 to the financial statements.

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

For funded plans, including those in the United States, pension obligations are financed in advance through segregated assets or insurance arrangements. These plans are managed in compliance with the requirements of governmental authorities and meet or exceed required funding levels as measured by relevant actuarial and government standards at the mandated measurement dates. In determining liabilities and required contributions, these standards often require approaches and assumptions that differ from those used for accounting purposes.

The Corporation will continue to make contributions to these funded plans as necessary. All defined-benefit pension obligations, regardless of the funding status of the underlying plans, are fully supported by the financial strength of the Corporation or the respective sponsoring affiliate.

Pension accounting requires explicit assumptions regarding, among others, the long-term expected earnings rate on fund assets, the discount rate for the benefit obligations and the long-term rate for future salary increases. Pension assumptions are reviewed annually by outside actuaries and senior management. These assumptions are adjusted as appropriate to reflect changes in market rates and outlook. The long-term expected earnings rate on U.S. pension plan assets in 2008 was 9.0 percent. The 10-year and 20-year actual returns on U.S. pension plan assets are 5 percent and 9 percent, respectively. The Corporation establishes the long-term expected rate of return by developing a forward-looking, long-term return assumption for each pension fund asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation and the long-term return assumption for each asset class. A worldwide reduction of 0.5 percent in the long-term rate of return on assets would increase annual pension expense by approximately $90 million before tax.

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

Foreign Currency Translation

The method of translating the foreign currency financial statements of the Corporation’s international subsidiaries into U.S. dollars is prescribed by GAAP. Under these principles, it is necessary to select the functional currency of these subsidiaries. The functional currency is the currency of the primary economic environment in which the subsidiary operates. Management selects the functional currency after evaluating this economic environment. Downstream and Chemical operations use the local currency, except in countries with a history of high inflation (primarily in Latin America) and Singapore, which uses the U.S. dollar because it predominantly sells into the U.S. dollar export market. Upstream operations also use the local currency as the functional currency, except where crude and natural gas production is predominantly sold in the export market in U.S. dollars. Operations using the U.S. dollar as their functional currency are primarily in Asia, West Africa, Russia and the Middle East.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management, including the Corporation’s chief executive officer, principal financial officer, and principal accounting officer, is responsible for establishing and maintaining adequate internal control over the Corporation’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Exxon Mobil Corporation’s internal control over financial reporting was effective as of December 31, 2008.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008, as stated in their report included in the Financial Section of this report.

Rex W. Tillerson	Donald D. Humphreys	Patrick T. Mulva
Chief Executive Officer	Sr. Vice President and Treasurer	Vice President and Controller
	(Principal Financial Officer)	(Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Exxon Mobil Corporation:

In our opinion, the consolidated financial statements listed under Item 8 of the Form 10-K present fairly, in all material respects, the financial position of Exxon Mobil Corporation and its subsidiaries at December 31, 2008, and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Corporation’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 18 to the consolidated financial statements, the Corporation changed its method of accounting for uncertainty in income taxes in 2007.

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

Dallas, Texas

February 27, 2009

CONSOLIDATED STATEMENT OF INCOME

	Note Reference Number	2008	2007	2006
		(millions of dollars)
Revenues and other income
Sales and other operating revenue (1)		$459,579	$390,328	$365,467
Income from equity affiliates	6	11,081	8,901	6,985
Other income (2)		6,699	5,323	5,183

Total revenues and other income		$477,359	$404,552	$377,635

Costs and other deductions
Crude oil and product purchases		$249,454	$199,498	$182,546
Production and manufacturing expenses		37,905	31,885	29,528
Selling, general and administrative expenses		15,873	14,890	14,273
Depreciation and depletion		12,379	12,250	11,416
Exploration expenses, including dry holes		1,451	1,469	1,181
Interest expense		673	400	654
Sales-based taxes (1)	18	34,508	31,728	30,381
Other taxes and duties	18	41,719	40,953	39,203
Income applicable to minority interests		1,647	1,005	1,051

Total costs and other deductions		$395,609	$334,078	$310,233

Income before income taxes		$81,750	$70,474	$67,402
Income taxes	18	36,530	29,864	27,902

Net income		$45,220	$40,610	$39,500

Net income per common share (dollars)	11	$8.78	$7.36	$6.68

Net income per common share – assuming dilution (dollars)	11	$8.69	$7.28	$6.62

(1)	Sales and other operating revenue includes sales-based taxes of $34,508 million for 2008, $31,728 million for 2007 and $30,381 million for 2006.
(2)	Other income for 2008 includes a $62 million gain from the sale of a non-U.S. investment and a related $143 million foreign exchange loss.

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

CONSOLIDATED BALANCE SHEET

	Note Reference Number	Dec. 31 2008	Dec. 31 2007
		(millions of dollars)
Assets
Current assets
Cash and cash equivalents		$31,437	$33,981
Marketable securities		570	519
Notes and accounts receivable, less estimated doubtful amounts	5	24,702	36,450
Inventories
Crude oil, products and merchandise	3	9,331	8,863
Materials and supplies		2,315	2,226
Other current assets		3,911	3,924

Total current assets		$72,266	$85,963
Investments, advances and long-term receivables	7	28,556	28,194
Property, plant and equipment, at cost, less accumulated depreciation and depletion	8	121,346	120,869
Other assets, including intangibles, net		5,884	7,056

Total assets		$228,052	$242,082

Liabilities
Current liabilities
Notes and loans payable	5	$2,400	$2,383
Accounts payable and accrued liabilities	5	36,643	45,275
Income taxes payable		10,057	10,654

Total current liabilities		$49,100	$58,312
Long-term debt	13	7,025	7,183
Postretirement benefits reserves	16	20,729	13,278
Deferred income tax liabilities	18	19,726	22,899
Other long-term obligations		13,949	14,366
Equity of minority interests		4,558	4,282

Total liabilities		$115,087	$120,320

Commitments and contingencies	15

Shareholders’ equity
Common stock without par value		$5,314	$4,933
(9,000 million shares authorized, 8,019 million shares issued)
Earnings reinvested		265,680	228,518
Accumulated other comprehensive income
Cumulative foreign exchange translation adjustment		1,146	7,972
Postretirement benefits reserves adjustment		(11,077)	(5,983)
Common stock held in treasury (3,043 million shares in 2008 and 2,637 million shares in 2007)		(148,098)	(113,678)

Total shareholders’ equity		$112,965	$121,762

Total liabilities and shareholders’ equity		$228,052	$242,082

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Note Reference Number	2008		2007		2006
		Shareholders’ Equity	Comprehensive Income	Shareholders’ Equity	Comprehensive Income	Shareholders’ Equity	Comprehensive Income (1)
		(millions of dollars)
Common stock
At beginning of year		$4,933		$4,786		$4,477
Restricted stock amortization		618		531		480
Tax benefits related to stock-based awards		315		113		169
Cumulative effect of accounting change	18	—		(55)		—
Other		(552)		(442)		(340)

At end of year		$5,314		$4,933		$4,786

Earnings reinvested
At beginning of year		228,518		195,207		163,335
Net income for the year		45,220	$45,220	40,610	$40,610	39,500	$39,500
Cumulative effect of accounting change	18	—		322		—
Dividends – common shares		(8,058)		(7,621)		(7,628)

At end of year		$265,680		$228,518		$195,207

Accumulated other comprehensive income
At beginning of year		1,989		(2,762)		(1,279)
Foreign exchange translation adjustment		(6,964)	(6,964)	4,239	4,239	2,754	2,754
Adjustment for foreign exchange translation loss included in net income		138	138	—	—	—	—
Postretirement benefits reserves adjustment	16	(5,853)	(5,853)	(326)	(326)	(6,495)	—
Amortization of postretirement benefits reserves adjustment included in net periodic benefit costs	16	759	759	838	838	—	—
Minimum pension liability adjustment		—	—	—	—	2,258	749

At end of year		$(9,931)		$1,989		$(2,762)

Total			$33,300		$45,361		$43,003

Common stock held in treasury
At beginning of year		(113,678)		(83,387)		(55,347)
Acquisitions, at cost		(35,734)		(31,822)		(29,558)
Dispositions		1,314		1,531		1,518

At end of year		$(148,098)		$(113,678)		$(83,387)

Shareholders’ equity at end of year		$112,965		$121,762		$113,844

	Share Activity
		2008		2007		2006
	(millions of shares)
Common stock
Issued
At beginning of year		8,019		8,019		8,019
Issued		—		—		—

At end of year		8,019		8,019		8,019

Held in treasury
At beginning of year		(2,637)		(2,290)		(1,886)
Acquisitions		(434)		(386)		(451)
Dispositions		28		39		47

At end of year		(3,043)		(2,637)		(2,290)

Common shares outstanding at end of year		4,976		5,382		5,729

(1)	Includes pre-FAS 158 adoption change in minimum pension liability.

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Note Reference Number	2008	2007	2006
		(millions of dollars)
Cash flows from operating activities
Net income
Accruing to ExxonMobil shareholders		$45,220	$40,610	$39,500
Accruing to minority interests		1,647	1,005	1,051
Adjustments for noncash transactions
Depreciation and depletion		12,379	12,250	11,416
Deferred income tax charges/(credits)		1,399	124	1,717
Postretirement benefits expense in excess of/(less than) payments		57	(1,314)	(1,787)
Other long-term obligation provisions in excess of/(less than) payments		(63)	1,065	(666)
Dividends received greater than/(less than) equity in current earnings of equity companies		921	(714)	(579)
Changes in operational working capital, excluding cash and debt
Reduction/(increase) – Notes and accounts receivable		8,641	(5,441)	(181)
– Inventories		(1,285)	72	(1,057)
– Other current assets		(509)	280	(385)
Increase/(reduction) – Accounts and other payables		(5,415)	6,228	1,160
Net (gain) on asset sales	4	(3,757)	(2,217)	(1,531)
All other items – net		490	54	628

Net cash provided by operating activities		$59,725	$52,002	$49,286

Cash flows from investing activities
Additions to property, plant and equipment		$(19,318)	$(15,387)	$(15,462)
Sales of subsidiaries, investments and property, plant and equipment	4	5,985	4,204	3,080
Decrease in restricted cash and cash equivalents	4	—	4,604	—
Additional investments and advances		(2,495)	(3,038)	(2,604)
Collection of advances		574	391	756
Additions to marketable securities		(2,113)	(646)	—
Sales of marketable securities		1,868	144	—

Net cash used in investing activities		$(15,499)	$(9,728)	$(14,230)

Cash flows from financing activities
Additions to long-term debt		$79	$592	$318
Reductions in long-term debt		(192)	(209)	(33)
Additions to short-term debt		1,067	1,211	334
Reductions in short-term debt		(1,624)	(809)	(451)
Additions/(reductions) in debt with three months or less maturity		143	(187)	(95)
Cash dividends to ExxonMobil shareholders		(8,058)	(7,621)	(7,628)
Cash dividends to minority interests		(375)	(289)	(239)
Changes in minority interests and sales/(purchases) of affiliate stock		(419)	(659)	(493)
Tax benefits related to stock-based awards		333	369	462
Common stock acquired		(35,734)	(31,822)	(29,558)
Common stock sold		753	1,079	1,173

Net cash used in financing activities		$(44,027)	$(38,345)	$(36,210)

Effects of exchange rate changes on cash		$(2,743)	$1,808	$727

Increase/(decrease) in cash and cash equivalents		$(2,544)	$5,737	$(427)
Cash and cash equivalents at beginning of year		33,981	28,244	28,671

Cash and cash equivalents at end of year		$31,437	$33,981	$28,244

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

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Prior years’ data has been reclassified in certain cases to conform to the 2008 presentation basis.

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

Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another are combined and recorded as exchanges measured at the book value of the item sold.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Accounting Change for Fair Value Measurements

Effective January 1, 2008, the Corporation adopted the Financial Accounting Standards Board’s (FASB) Statement No. 157 (FAS 157), “Fair Value Measurements,” for financial assets and liabilities that are measured at fair value and nonfinancial assets and liabilities that are measured at fair value on a recurring basis. FAS 157 defines fair value, establishes a framework for measuring fair value when an entity is required to use a fair value measure for recognition or disclosure purposes and expands the disclosures about fair value measurements. The initial application of FAS 157 is limited to the Corporation’s investments in derivative instruments and some debt and equity securities. The fair value measurements for these instruments are based on quoted prices or observable market inputs. The value of these instruments is immaterial to the Corporation’s financial statements, and the related gains or losses from periodic measurement at fair value are de minimis. Effective January 1, 2009, FAS 157 is applicable to all nonfinancial assets and liabilities that are measured at fair value.

3. Miscellaneous Financial Information

Research and development costs totaled $847 million in 2008, $814 million in 2007 and $733 million in 2006.

Net income included before-tax aggregate foreign exchange transaction gains of $54 million, $229 million and $278 million in 2008, 2007 and 2006, respectively.

In 2008, 2007 and 2006, net income included gains of $341 million, $327 million and $401 million, respectively, attributable to the combined effects of LIFO inventory accumulations and draw-downs. The aggregate replacement cost of inventories was estimated to exceed their LIFO carrying values by $10.0 billion and $25.4 billion at December 31, 2008, and 2007, respectively.

Crude oil, products and merchandise as of year-end 2008 and 2007 consist of the following:

	2008	2007
	(billions of dollars)
Petroleum products	$3.7	$3.8
Crude oil	3.1	2.6
Chemical products	2.2	2.1
Gas/other	0.3	0.4

Total	$9.3	$8.9

4. Cash Flow Information

The Consolidated Statement of Cash Flows provides information about changes in cash and cash equivalents. Highly liquid investments with maturities of three months or less when acquired are classified as cash equivalents.

The “Net (gain) on asset sales” in net cash provided by operating activities on the Consolidated Statement of Cash Flows includes before-tax gains from the sale of a natural gas transportation business in Germany and other producing properties in the Upstream and Downstream assets and investments in 2008; from the sale of producing properties in the Upstream and of Downstream assets and investments in 2007; and from the sale of Upstream producing properties in 2006. These gains are reported in “Other income” on the Consolidated Statement of Income.

The restriction on $4.6 billion of cash and cash equivalents was released in 2007 following an Alabama Supreme Court judgment in ExxonMobil’s favor.

	2008	2007	2006
	(millions of dollars)
Cash payments for interest	$650	$555	$1,382

Cash payments for income taxes	$33,941	$26,342	$26,165

5. Additional Working Capital Information

	Dec. 31 2008	Dec. 31 2007
	(millions of dollars)
Notes and accounts receivable
Trade, less reserves of $219 million and $258 million	$18,707	$30,775
Other, less reserves of $43 million and $36 million	5,995	5,675

Total	$24,702	$36,450

Notes and loans payable
Bank loans	$1,139	$1,238
Commercial paper	172	205
Long-term debt due within one year	368	318
Other	721	622

Total	$2,400	$2,383

Accounts payable and accrued liabilities
Trade payables	$21,190	$29,239
Payables to equity companies	3,552	3,556
Accrued taxes other than income taxes	5,866	6,485
Other	6,035	5,995

Total	$36,643	$45,275

On December 31, 2008, unused credit lines for short-term financing totaled approximately $5.3 billion. Of this total, $2.7 billion support commercial paper programs under terms negotiated when drawn. The weighted-average interest rate on short-term borrowings outstanding at December 31, 2008, and 2007, was 5.7 percent and 5.5 percent, respectively.

6. Equity Company Information

The summarized financial information below includes amounts related to certain less-than-majority-owned companies and majority-owned subsidiaries where minority shareholders possess the right to participate in significant management decisions (see note 1). These companies are primarily engaged in crude production, natural gas marketing and refining operations in North America; natural gas production, natural gas distribution and downstream operations in Europe; crude production in Kazakhstan; and liquefied natural gas (LNG) operations in Qatar. Also included are several power generation, refining, petrochemical/lubes manufacturing and chemical ventures. The Corporation’s ownership in these ventures is in the form of shares in corporate joint ventures as well as interests in partnerships. The share of total equity company revenues from sales to ExxonMobil consolidated companies was 21 percent, 23 percent and 24 percent in the years 2008, 2007 and 2006, respectively.

Equity Company Financial Summary	2008		2007		2006
	Total	ExxonMobil Share	Total	ExxonMobil Share	Total	ExxonMobil Share
	(millions of dollars)
Total revenues	$148,477	$49,999	$109,149	$37,724	$98,542	$33,505

Income before income taxes	$42,588	$15,082	$30,505	$11,448	$24,094	$8,905
Income taxes	12,020	4,001	7,557	2,547	5,582	1,920

Net income	$30,568	$11,081	$22,948	$8,901	$18,512	$6,985

Current assets	$29,358	$9,920	$29,268	$10,228	$24,684	$8,484
Property, plant and equipment, less accumulated depreciation	81,916	25,974	70,591	22,638	59,691	19,602
Other long-term assets	5,526	2,365	6,667	3,092	7,209	4,206

Total assets	$116,800	$38,259	$106,526	$35,958	$91,584	$32,292

Short-term debt	$3,462	$1,085	$3,127	$1,117	$2,669	$888
Other current liabilities	22,759	7,622	20,861	7,124	16,543	5,852
Long-term debt	26,075	3,713	19,821	2,269	16,442	1,920
Other long-term liabilities	9,183	3,809	8,142	3,395	7,946	3,250
Advances from shareholders	15,637	7,572	18,422	8,353	15,791	6,803

Net assets	$39,684	$14,458	$36,153	$13,700	$32,193	$13,579

A list of significant equity companies as of December 31, 2008, together with the Corporation’s percentage ownership interest, is detailed below:

Percentage Ownership Interest
Upstream
Aera Energy LLC	48
BEB Erdgas und Erdoel GmbH	50
Cameroon Oil Transportation Company S.A.	41
Castle Peak Power Company Limited	60
Golden Pass LNG Terminal LLC	18
Nederlandse Aardolie Maatschappij B.V.	50
Qatar Liquefied Gas Company Limited	10
Qatar Liquefied Gas Company Limited II	24
Ras Laffan Liquefied Natural Gas Company Limited	25
Ras Laffan Liquefied Natural Gas Company Limited II	30
Ras Laffan Liquefied Natural Gas Company Limited (3)	30
South Hook LNG Terminal Company Limited	24
Tengizchevroil, LLP	25
Terminale GNL Adriatico S.r.l .	45

Downstream
Chalmette Refining, LLC	50
Fujian Refining & Petrochemical Co. Ltd.	25
Saudi Aramco Mobil Refinery Company Ltd.	50

Chemical
Al-Jubail Petrochemical Company	50
Infineum Holdings B.V.	50
Saudi Yanbu Petrochemical Co.	50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Investments, Advances and Long-Term Receivables

	Dec. 31 2008	Dec. 31 2007
	(millions of dollars)
Companies carried at equity in underlying assets
Investments	$14,458	$13,700
Advances	7,572	8,353

	$22,030	$22,053
Companies carried at cost or less and stock investments carried at fair value	1,636	1,647

	$23,666	$23,700
Long-term receivables and miscellaneous investments at cost or less, net of reserves of $1,288 million and $1,197 million	4,890	4,494

Total	$28,556	$28,194

8. Property, Plant and Equipment and Asset Retirement Obligations

	Dec. 31, 2008		Dec. 31, 2007
Property, Plant and Equipment	Cost	Net	Cost	Net
	(millions of dollars)
Upstream	$168,977	$73,413	$178,712	$73,524
Downstream	64,618	29,254	65,841	30,148
Chemical	25,463	11,430	24,081	10,071
Other	11,787	7,249	11,706	7,126

Total	$270,845	$121,346	$280,340	$120,869

In the Upstream segment, depreciation is generally on a unit-of-production basis, so depreciable life will vary by field. In the Downstream segment, investments in refinery and lubes basestock manufacturing facilities are generally depreciated on a straight-line basis over a 25-year life and service station buildings and fixed improvements over a 20-year life. In the Chemical segment, investments in process equipment are generally depreciated on a straight-line basis over a 20-year life.

Accumulated depreciation and depletion totaled $149,499 million at the end of 2008 and $159,471 million at the end of 2007. Interest capitalized in 2008, 2007 and 2006 was $510 million, $557 million and $530 million, respectively.

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

The following table summarizes the activity in the liability for asset retirement obligations:

	2008	2007
	(millions of dollars)
Beginning balance	$5,141	$4,703
Accretion expense and other provisions	335	322
Reduction due to property sales	(369)	(271)
Payments made	(258)	(352)
Liabilities incurred	195	113
Foreign currency translation	(837)	278
Revisions	1,145	348

Ending balance	$5,352	$5,141

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

The following two tables provide details of the changes in the balance of suspended exploratory well costs as well as an aging summary of those costs.

Change in capitalized suspended exploratory well costs:

	2008	2007	2006
	(millions of dollars)
Balance beginning at January 1	$1,291	$1,305	$1,139
Additions pending the determination of proved reserves	448	228	257
Charged to expense	—	(108)	(54)
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(101)	(82)	(22)
Other	(53)	(52)	(15)

Ending balance	$1,585	$1,291	$1,305

Ending balance attributed to equity companies included above	$10	$3	$17
Period end capitalized suspended exploratory well costs:
	2008	2007	2006
	(millions of dollars)
Capitalized for a period of one year or less	$448	$228	$257

Capitalized for a period of between one and five years	636	566	566
Capitalized for a period of between five and ten years	225	255	213
Capitalized for a period of greater than ten years	276	242	269

Capitalized for a period greater than one year – subtotal	$1,137	$1,063	$1,048

Total	$1,585	$1,291	$1,305

Exploration activity often involves drilling multiple wells, over a number of years, to fully evaluate a project. The table below provides a numerical breakdown of the number of projects with suspended exploratory well costs which had their first capitalized well drilled in the preceding 12 months and those that have had exploratory well costs capitalized for a period greater than 12 months.

	2008	2007	2006
Number of projects with first capitalized well drilled in the preceding 12 months	12	4	13
Number of projects that have exploratory well costs capitalized for a period of greater than 12 months	50	49	53

Total	62	53	66

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Of the 50 projects that have exploratory well costs capitalized for a period greater than 12 months as of December 31, 2008, 31 projects have drilling in the preceding 12 months or exploratory activity planned in the next two years, while the remaining 19 projects are those with completed exploratory activity progressing toward development. The table below provides additional detail for those 19 projects, which total $313 million.

Country/Project	Dec. 31, 2008	Years Wells Drilled	Comment
	(millions of dollars)
Australia
– East Pilchard	$7	2001	Gas field near Kipper/Tuna development, awaiting capacity in existing/planned infrastructure.
Canada
– Hibernia	30	2006	Progressing development plan and regulatory approvals for tieback to Hibernia gravity-based structure.
Indonesia
– Natuna	118	1981 - 1983	Submitted plan of development and communicated intent to enter next phase of development to the government in 2008; development activity under way while continuing discussions with the government on contract terms.
Kazakhstan
– Aktote	40	2003 - 2004	Declarations involving field commerciality filed with Kazakhstan government in 2008; progressing commercialization and field development studies.
– Kairan	53	2004 - 2007	Declarations involving field commerciality filed with Kazakhstan government in 2008; progressing commercialization and field development studies.
Nigeria
– Etoro-Isobo	9	2002	Offshore satellite development which will tie back to a planned production facility.
– Other (4 projects)	12	2001 - 2002	Actively pursuing development of several additional offshore satellite discoveries which will tie back to existing/planned production facilities.
Norway
– H-North	13	2007	Discovery near existing facilities in Fram area; evaluating development options.
United Kingdom
– Carrack West	6	2001	Planned tieback to Carrack production facility; awaiting capacity.
– Phyllis	7	2004	Progressing unitization and joint development with nearby Barbara discovery.
Other
– Various (6 projects)	18	1979 - 2007	Projects primarily awaiting capacity in existing or planned infrastructure.
Total – 2008 (19 projects)	$313

10. Leased Facilities

At December 31, 2008, the Corporation and its consolidated subsidiaries held noncancelable operating charters and leases covering drilling equipment, tankers, service stations and other properties with minimum undiscounted lease commitments totaling $11,188 million as indicated in the table. Estimated related rental income from noncancelable subleases is $155 million.

	Lease Payments Under Minimum Commitments	Related Sublease Rental Income
	(millions of dollars)
2009	$2,278	$25
2010	1,939	22
2011	1,894	20
2012	1,385	16
2013	908	13
2014 and beyond	2,784	59

Total	$11,188	$155

Net rental expenses under both cancelable and noncancelable operating leases incurred during 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	(millions of dollars)
Rental expense	$4,115	$3,367	$3,576
Less sublease rental income	123	168	172

Net rental expense	$3,992	$3,199	$3,404

11. Earnings Per Share

	2008	2007	2006
Net income per common share

Net income (millions of dollars)	$45,220	$40,610	$39,500

Weighted average number of common shares outstanding (millions of shares)	5,149	5,517	5,913

Net income per common share (dollars)	$8.78	$7.36	$6.68

Net income per common share – assuming dilution

Net income (millions of dollars)	$45,220	$40,610	$39,500

Weighted average number of common shares outstanding (millions of shares)	5,149	5,517	5,913

Effect of employee stock-based awards	54	60	57

Weighted average number of common shares outstanding – assuming dilution	5,203	5,577	5,970

Net income per common share (dollars)	$8.69	$7.28	$6.62

Dividends paid per common share (dollars)	$1.55	$1.37	$1.28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Financial Instruments and Derivatives

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is of significance is long-term debt. The estimated fair value of total long-term debt, including capitalized lease obligations, at December 31, 2008, and 2007, was $7.6 billion and $7.9 billion, respectively, as compared to recorded book values of $7.0 billion and $7.2 billion.

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

The estimated fair value of derivatives outstanding and recorded on the balance sheet was a net receivable of $118 million and $31 million at year-end 2008 and 2007, respectively. This is the amount that the Corporation would have received from third parties if these derivatives had been settled in the open market. The Corporation recognized a before-tax gain of $89 million, $66 million and $397 million related to derivatives during 2008, 2007 and 2006, respectively.

The fair value of derivatives outstanding at year-end 2008 and gain recognized during the year are immaterial in relation to the Corporation’s year-end cash balance of $31.4 billion, total assets of $228.1 billion or net income for the year of $45.2 billion.

13. Long-Term Debt

At December 31, 2008, long-term debt consisted of $6,662 million due in U.S. dollars and $363 million representing the U.S. dollar equivalent at year-end exchange rates of amounts payable in foreign currencies. These amounts exclude that portion of long-term debt, totaling $368 million, which matures within one year and is included in current liabilities. The amounts of long-term debt maturing, together with sinking fund payments required, in each of the four years after December 31, 2009, in millions of dollars, are: 2010 – $306, 2011 – $301, 2012 – $2,433 and 2013 – $135. At December 31, 2008, the Corporation’s unused long-term credit lines were not material.

Summarized long-term debt at year-end 2008 and 2007 are shown in the table below:

	2008	2007
	(millions of dollars)
SeaRiver Maritime Financial Holdings, Inc. (1)
Guaranteed debt securities due 2009-2011 (2)	$26	$39
Guaranteed deferred interest debentures due 2012
– Face value net of unamortized discount plus accrued interest	1,925	1,727

Mobil Services (Bahamas) Ltd.
Variable notes due 2035 (3)	972	972
Variable notes due 2034 (4)	311	311

Mobil Producing Nigeria Unlimited (5)
Variable notes due 2009-2016	597	708

Esso (Thailand) Public Company Ltd. (6)
Variable note due 2009-2012	236	326

Mobil Corporation
8.625% debentures due 2021	248	248

Industrial revenue bonds due 2012-2039 (7)	1,690	1,694
Other U.S. dollar obligations (8)	546	629
Other foreign currency obligations	94	120
Capitalized lease obligations (9)	380	409

Total long-term debt	$7,025	$7,183

(1)	Additional information is provided for this subsidiary on the following pages.
(2)	Average effective interest rate of 3.1% in 2008 and 5.3% in 2007.
(3)	Average effective interest rate of 2.9% in 2008 and 5.3% in 2007.
(4)	Average effective interest rate of 3.6% in 2008 and 5.4% in 2007.
(5)	Average effective interest rate of 7.4% in 2008 and 8.8% in 2007.
(6)	Average effective interest rate of 4.3% in 2008 and 4.5% in 2007.
(7)	Average effective interest rate of 2.0% in 2008 and 3.9% in 2007.
(8)	Average effective interest rate of 5.7% in 2008 and 6.6% in 2007.
(9)	Average imputed interest rate of 8.7% in 2008 and 7.3% in 2007.

Condensed consolidating financial information related to guaranteed securities issued by subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the deferred interest debentures due 2012 ($1,925 million long-term debt at December 31, 2008) and the debt securities due 2009 to 2011 ($26 million long-term and $13 million short-term) of SeaRiver Maritime Financial Holdings, Inc.

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

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated statement of income for 12 months ended December 31, 2008
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$17,481	$—	$442,098	$—	$459,579
Income from equity affiliates	45,664	9	11,055	(45,647)	11,081
Other income	302	—	6,397	—	6,699
Intercompany revenue	48,414	45	442,305	(490,764)	—

Total revenues and other income	111,861	54	901,855	(536,411)	477,359

Costs and other deductions
Crude oil and product purchases	48,346	—	669,107	(467,999)	249,454
Production and manufacturing expenses	8,327	—	35,298	(5,720)	37,905
Selling, general and administrative expenses	3,349	—	13,364	(840)	15,873
Depreciation and depletion	1,552	—	10,827	—	12,379
Exploration expenses, including dry holes	192	—	1,259	—	1,451
Interest expense	3,859	207	13,143	(16,536)	673
Sales-based taxes	—	—	34,508	—	34,508
Other taxes and duties	67	—	41,652	—	41,719
Income applicable to minority interests	—	—	1,647	—	1,647

Total costs and other deductions	65,692	207	820,805	(491,095)	395,609

Income before income taxes	46,169	(153)	81,050	(45,316)	81,750
Income taxes	949	(56)	35,637	—	36,530

Net income	$45,220	$(97)	$45,413	$(45,316)	$45,220

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated statement of income for 12 months ended December 31, 2007
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$16,502	$—	$373,826	$—	$390,328
Income from equity affiliates	40,800	4	8,859	(40,762)	8,901
Other income	488	—	4,835	—	5,323
Intercompany revenue	39,490	101	361,263	(400,854)	—

Total revenues and other income	97,280	105	748,783	(441,616)	404,552

Costs and other deductions
Crude oil and product purchases	38,260	—	535,973	(374,735)	199,498
Production and manufacturing expenses	7,147	—	30,003	(5,265)	31,885
Selling, general and administrative expenses	2,581	—	13,116	(807)	14,890
Depreciation and depletion	1,661	—	10,589	—	12,250
Exploration expenses, including dry holes	276	—	1,193	—	1,469
Interest expense	5,997	201	14,601	(20,399)	400
Sales-based taxes	—	—	31,728	—	31,728
Other taxes and duties	48	—	40,905	—	40,953
Income applicable to minority interests	—	—	1,005	—	1,005

Total costs and other deductions	55,970	201	679,113	(401,206)	334,078

Income before income taxes	41,310	(96)	69,670	(40,410)	70,474
Income taxes	700	(34)	29,198	—	29,864

Net income	$40,610	$(62)	$40,472	$(40,410)	$40,610

Condensed consolidated statement of income for 12 months ended December 31, 2006
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$16,317	$—	$349,150	$—	$365,467
Income from equity affiliates	37,911	14	6,974	(37,914)	6,985
Other income	944	—	4,239	—	5,183
Intercompany revenue	39,265	95	328,452	(367,812)	—

Total revenues and other income	94,437	109	688,815	(405,726)	377,635

Costs and other deductions
Crude oil and product purchases	37,365	—	491,169	(345,988)	182,546
Production and manufacturing expenses	7,357	—	27,120	(4,949)	29,528
Selling, general and administrative expenses	2,634	—	12,297	(658)	14,273
Depreciation and depletion	1,431	—	9,985	—	11,416
Exploration expenses, including dry holes	272	—	909	—	1,181
Interest expense	4,829	182	12,388	(16,745)	654
Sales-based taxes	—	—	30,381	—	30,381
Other taxes and duties	36	—	39,167	—	39,203
Income applicable to minority interests	—	—	1,051	—	1,051

Total costs and other deductions	53,924	182	624,467	(368,340)	310,233

Income before income taxes	40,513	(73)	64,348	(37,386)	67,402
Income taxes	1,013	(30)	26,919	—	27,902

Net income	$39,500	$(43)	$37,429	$(37,386)	$39,500

Condensed consolidating financial information related to guaranteed securities issued by subsidiaries

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated balance sheet for year ended December 31, 2008
Cash and cash equivalents	$4,011	$—	$27,426	$—	$31,437
Marketable securities	—	—	570	—	570
Notes and accounts receivable – net	2,486	3	23,224	(1,011)	24,702
Inventories	1,253	—	10,393	—	11,646
Other current assets	348	—	3,563	—	3,911

Total current assets	8,098	3	65,176	(1,011)	72,266
Investments, advances and long-term receivables	202,257	432	450,604	(624,737)	28,556
Property, plant and equipment – net	16,939	—	104,407	—	121,346
Other long-term assets	214	37	5,633	—	5,884
Intercompany receivables	10,026	2,057	432,902	(444,985)	—

Total assets	$237,534	$2,529	$1,058,722	$(1,070,733)	$228,052

Notes and loans payable	$7	$13	$2,380	$—	$2,400
Accounts payable and accrued liabilities	3,352	—	33,291	—	36,643
Income taxes payable	—	—	11,068	(1,011)	10,057

Total current liabilities	3,359	13	46,739	(1,011)	49,100
Long-term debt	279	1,951	4,795	—	7,025
Postretirement benefits reserves	11,653	—	9,076	—	20,729
Deferred income tax liabilities	120	178	19,428	—	19,726
Other long-term liabilities	5,175	—	13,332	—	18,507
Intercompany payables	103,983	382	340,620	(444,985)	—

Total liabilities	124,569	2,524	433,990	(445,996)	115,087

Earnings reinvested	265,680	(564)	116,805	(116,241)	265,680
Other shareholders’ equity	(152,715)	569	507,927	(508,496)	(152,715)

Total shareholders’ equity	112,965	5	624,732	(624,737)	112,965

Total liabilities and shareholders’ equity	$237,534	$2,529	$1,058,722	$(1,070,733)	$228,052

Condensed consolidated balance sheet for year ended December 31, 2007
Cash and cash equivalents	$1,393	$—	$32,588	$—	$33,981
Marketable securities	—	—	519	—	519
Notes and accounts receivable – net	3,733	2	34,338	(1,623)	36,450
Inventories	1,198	—	9,891	—	11,089
Other current assets	373	—	3,551	—	3,924

Total current assets	6,697	2	80,887	(1,623)	85,963
Investments, advances and long-term receivables	208,062	362	420,262	(600,492)	28,194
Property, plant and equipment – net	16,291	—	104,578	—	120,869
Other long-term assets	221	51	6,784	—	7,056
Intercompany receivables	14,577	1,961	437,433	(453,971)	—

Total assets	$245,848	$2,376	$1,049,944	$(1,056,086)	$242,082

Notes and loans payable	$3	$13	$2,367	$—	$2,383
Accounts payable and accrued liabilities	3,038	1	42,236	—	45,275
Income taxes payable	—	—	12,277	(1,623)	10,654

Total current liabilities	3,041	14	56,880	(1,623)	58,312
Long-term debt	276	1,766	5,141	—	7,183
Postretirement benefits reserves	6,363	—	6,915	—	13,278
Deferred income tax liabilities	1,829	212	20,858	—	22,899
Other long-term liabilities	4,945	—	13,703	—	18,648
Intercompany payables	107,632	382	345,957	(453,971)	—

Total liabilities	124,086	2,374	449,454	(455,594)	120,320

Earnings reinvested	228,518	(467)	114,037	(113,570)	228,518
Other shareholders’ equity	(106,756)	469	486,453	(486,922)	(106,756)

Total shareholders’ equity	121,762	2	600,490	(600,492)	121,762

Total liabilities and shareholders’ equity	$245,848	$2,376	$1,049,944	$(1,056,086)	$242,082

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated statement of cash flows for 12 months ended December 31, 2008

Cash provided by/(used in) operating activities	$47,823	$68	$54,478	$(42,644)	$59,725

Cash flows from investing activities

Additions to property, plant and equipment	(2,154)	—	(17,164)	—	(19,318)
Sales of long-term assets	162	—	5,823	—	5,985
Decrease/(increase) in restricted cash and cash equivalents	—	—	—	—	—
Net intercompany investing	(502)	(155)	476	181	—
All other investing, net	—	—	(2,166)	—	(2,166)

Net cash provided by/(used in) investing activities	(2,494)	(155)	(13,031)	181	(15,499)

Cash flows from financing activities
Additions to short- and long-term debt	—	—	1,146	—	1,146
Reductions in short- and long-term debt	(4)	(13)	(1,799)	—	(1,816)
Additions/(reductions) in debt with three months or less maturity	—	—	143	—	143
Cash dividends	(8,058)	—	(42,644)	42,644	(8,058)
Common stock acquired	(35,734)	—	—	—	(35,734)
Net intercompany financing activity	—	—	81	(81)	—
All other financing, net	1,085	100	(793)	(100)	292

Net cash provided by/(used in) financing activities	(42,711)	87	(43,866)	42,463	(44,027)

Effects of exchange rate changes on cash	—	—	(2,743)	—	(2,743)

Increase/(decrease) in cash and cash equivalents	$2,618	$—	$(5,162)	$—	$(2,544)

Condensed consolidated statement of cash flows for 12 months ended December 31, 2007

Cash provided by/(used in) operating activities	$73,813	$97	$49,185	$(71,093)	$52,002

Cash flows from investing activities
Additions to property, plant and equipment	(1,252)	—	(14,135)	—	(15,387)
Sales of long-term assets	251	—	3,953	—	4,204
Decrease/(increase) in restricted cash and cash equivalents	—	—	4,604	—	4,604
Net intercompany investing	(39,679)	(79)	39,676	82	—
All other investing, net	—	—	(3,149)	—	(3,149)

Net cash provided by/(used in) investing activities	(40,680)	(79)	30,949	82	(9,728)

Cash flows from financing activities
Additions to short- and long-term debt	—	—	1,803	—	1,803
Reductions in short- and long-term debt	(3)	(13)	(1,002)	—	(1,018)
Additions/(reductions) in debt with three months or less maturity	(97)	—	(90)	—	(187)
Cash dividends	(7,621)	—	(71,093)	71,093	(7,621)
Common stock acquired	(31,822)	—	—	—	(31,822)
Net intercompany financing activity	—	(5)	87	(82)	—
All other financing, net	1,448	—	(948)	—	500

Net cash provided by/(used in) financing activities	(38,095)	(18)	(71,243)	71,011	(38,345)

Effects of exchange rate changes on cash	—	—	1,808	—	1,808

Increase/(decrease) in cash and cash equivalents	$(4,962)	$—	$10,699	$—	$5,737

Condensed consolidating financial information related to guaranteed securities issued by subsidiaries

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated statement of cash flows for 12 months ended December 31, 2006

Cash provided by/(used in) operating activities	$3,678	$112	$47,111	$(1,615)	$49,286

Cash flows from investing activities
Additions to property, plant and equipment	(1,571)	—	(13,891)	—	(15,462)
Sales of long-term assets	421	—	2,659	—	3,080
Decrease/(increase) in restricted cash and cash equivalents	4,604	—	(4,604)	—	—
Net intercompany investing	23,067	(107)	(23,091)	131	—
All other investing, net	—	—	(1,848)	—	(1,848)

Net cash provided by/(used in) investing activities	26,521	(107)	(40,775)	131	(14,230)

Cash flows from financing activities
Additions to short- and long-term debt	—	—	652	—	652
Reductions in short- and long-term debt	—	(10)	(474)	—	(484)
Additions/(reductions) in debt with three months or less maturity	(368)	—	273	—	(95)
Cash dividends	(7,628)	—	(1,615)	1,615	(7,628)
Common stock acquired	(29,558)	—	—	—	(29,558)
Net intercompany financing activity	—	5	126	(131)	—
All other financing, net	1,634	—	(731)	—	903

Net cash provided by/(used in) financing activities	(35,920)	(5)	(1,769)	1,484	(36,210)

Effects of exchange rate changes on cash	—	—	727	—	727

Increase/(decrease) in cash and cash equivalents	$(5,721)	$—	$5,294	$—	$(427)

14. Incentive Program

The 2003 Incentive Program provides for grants of stock options, stock appreciation rights (SARs), restricted stock and other forms of award. Awards may be granted to eligible employees of the Corporation and those affiliates at least 50 percent owned. Outstanding awards are subject to certain forfeiture provisions contained in the program or award instrument. The maximum number of shares of stock that may be issued under the 2003 Incentive Program is 220 million. Awards that are forfeited or expire, or are settled in cash, do not count against this maximum limit. The 2003 Incentive Program does not have a specified term. New awards may be made until the available shares are depleted, unless the Board terminates the plan early. At the end of 2008, remaining shares available for award under the 2003 Incentive Program were 161,718 thousand.

As under earlier programs, options and SARs may be granted at prices not less than 100 percent of market value on the date of grant and have a maximum life of 10 years. Most of the options and SARs normally first become exercisable one year following the date of grant. All remaining stock options and SARs outstanding were granted prior to 2002.

Long-term incentive awards totaling 10,116 thousand, 10,226 thousand and 10,187 thousand of restricted (nonvested) common stock and restricted (nonvested) common stock units were granted in 2008, 2007 and 2006, respectively. These shares are issued to employees from treasury stock. The total compensation expense is recognized over the requisite service period. The units that are settled in cash are recorded as liabilities and their changes in fair value are recognized over the vesting period. During the applicable restricted periods, the shares may not be sold or transferred and are subject to forfeiture. The majority of the awards have graded vesting periods, with 50 percent of the shares in each award vesting after three years and the remaining 50 percent vesting after seven years. A small number of awards granted to certain senior executives have vesting periods of five years for 50 percent of the award and of 10 years or retirement, whichever occurs later, for the remaining 50 percent of the award.

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

The following tables summarize information about restricted stock and restricted stock units for the year ended December 31, 2008.

	2008
Restricted stock and units outstanding	Shares	Weighted Average Grant-Date Fair Value per Share
	(thousands)
Issued and outstanding at January 1	39,215	$54.26
2007 award issued in 2008	10,223	$87.14
Vested	(5,479)	$54.44
Forfeited	(258)	$63.19

Issued and outstanding at December 31	43,701	$61.88

Grant value of restricted stock and units	2008	2007	2006
Grant price	$78.24	$87.14	$73.47

	(millions of dollars)
Value at date of grant:
Restricted stock and units settled in stock	$735	$827	$704
Units settled in cash	56	64	44

Total value	$791	$891	$748

As of December 31, 2008, there was $2,014 million of unrecognized compensation cost related to the nonvested restricted awards. This cost is expected to be recognized over a weighted-average period of 4.6 years. The compensation cost charged against income for the restricted stock and restricted units was $648 million, $590 million and $527 million for 2008, 2007 and 2006, respectively. The income tax benefit recognized in income related to this compensation expense was $75 million, $81 million and $72 million for the same periods, respectively. The fair value of shares and units vested in 2008, 2007 and 2006 was $438 million, $581 million and $310 million, respectively. Cash payments of $25 million, $29 million and $18 million for vested restricted stock units settled in cash were made in 2008, 2007 and 2006, respectively.

Changes that occurred in stock options in 2008 are summarized below (shares in thousands):

Stock options	2008		Weighted Average Remaining Contractual Term
	Shares	Avg. Exercise Price
Outstanding at January 1	80,289	$39.98
Exercised	(20,266)	$37.29
Forfeited	(30)	$40.75

Outstanding at December 31	59,993	$40.90	2.1 Years

Exercisable at December 31	59,993	$40.90	2.1 Years

No compensation expense was recognized for stock options in 2008, 2007 and 2006, as all remaining outstanding stock options were granted prior to 2002 and are fully vested. Cash received from stock option exercises was $753 million, $1,079 million and $1,173 million for 2008, 2007 and 2006, respectively. The cash tax benefit realized for the options exercised was $273 million, $304 million and $416 million for 2008, 2007 and 2006, respectively. The aggregate intrinsic value of stock options exercised in 2008, 2007 and 2006 was $894 million, $1,359 million and $1,304 million, respectively. The intrinsic value for the balance of outstanding stock options at December 31, 2008, was $2,336 million.

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

A number of lawsuits, including class actions, were brought in various courts against Exxon Mobil Corporation and certain of its subsidiaries relating to the accidental release of crude oil from the tanker Exxon Valdez in 1989. All the compensatory claims have been resolved and paid. All of the punitive damage claims were consolidated in the civil trial that began in 1994. On June 25, 2008, the U.S. Supreme Court vacated the $2.5 billion punitive damage award previously entered by the Ninth Circuit Court of Appeals and remanded the case to the Circuit Court with an instruction that punitive damages in the case may not exceed a maximum amount of $507.5 million. Exxon Mobil Corporation recorded an after-tax charge of $290 million in the second quarter of 2008, reflecting the maximum amount of the punitive damages. The parties have filed briefs in the Ninth Circuit Court of Appeals on the issue of post-judgment interest and recovery of costs. Exxon Mobil Corporation recorded an after-tax charge of $170 million in the third quarter of 2008, reflecting its estimate of the resolution of those issues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Contingencies

The Corporation and certain of its consolidated subsidiaries were contingently liable at December 31, 2008, for $7,847 million, primarily relating to guarantees for notes, loans and performance under contracts. Included in this amount were guarantees by consolidated affiliates of $6,102 million, representing ExxonMobil’s share of obligations of certain equity companies.

	Dec. 31, 2008
	Equity Company Obligations	Other Third-Party Obligations	Total
	(millions of dollars)
Total guarantees	$6,102	$1,745	$7,847

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

	Payments Due by Period
	2009	2010- 2013	2014 and Beyond	Total
	(millions of dollars)
Unconditional purchase obligations (1)	$456	$1,161	$654	$2,271

(1)	Undiscounted obligations of $2,271 million mainly pertain to pipeline throughput agreements and include $1,651 million of obligations to equity companies. The present value of these commitments, which excludes imputed interest of $423 million, totaled $1,848 million.

In accordance with a nationalization decree issued by Venezuela’s president in February 2007, by May 1, 2007, a subsidiary of the Venezuelan National Oil Company (PdVSA) assumed the operatorship of the Cerro Negro Heavy Oil Project. This Project had been operated and owned by ExxonMobil affiliates holding a 41.67 percent ownership interest in the Project. The decree also required conversion of the Cerro Negro Project into a “mixed enterprise” and an increase in PdVSA’s or one of its affiliate’s ownership interest in the Project, with the stipulation that if ExxonMobil refused to accept the terms for the formation of the mixed enterprise within a specified period of time, the government would “directly assume the activities” carried out by the joint venture. ExxonMobil refused to accede to the terms proffered by the government, and on June 27, 2007, the government expropriated ExxonMobil’s 41.67 percent interest in the Cerro Negro Project.

On September 6, 2007, affiliates of ExxonMobil filed a Request for Arbitration with the International Centre for Settlement of Investment Disputes. An affiliate of ExxonMobil has also filed an arbitration under the rules of the International Chamber of Commerce against PdVSA and a PdVSA affiliate for breach of their contractual obligations under certain Cerro Negro Project agreements. At this time, the net impact of this matter on the Corporation’s consolidated financial results cannot be reasonably estimated. However, the Corporation does not expect the resolution to have a material effect upon the Corporation’s operations or financial condition. ExxonMobil’s remaining net book investment in Cerro Negro producing assets is about $750 million.

16. Pension and Other Postretirement Benefits

The benefit obligations and plan assets associated with the Corporation’s principal benefit plans are measured on December 31.

	Pension Benefits				Other Postretirement Benefits
	U.S.		Non-U.S.
	2008	2007	2008	2007	2008	2007
	(percent)
Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	6.25	6. 25	5.50	5.40	6.25	6. 25
Long-term rate of compensation increase	5.00	5.00	4.70	4.50	5.00	5. 00

	(millions of dollars)
Change in benefit obligation
Benefit obligation at January 1	$12,062	$11,305	$22,475	$20,956	$6,828	$6,843
Service cost	378	360	434	451	100	109
Interest cost	729	687	1,152	1,011	414	403
Actuarial loss/(gain)	1,227	896	76	(665)	(243)	(275)
Benefits paid (1) (2)	(1,124)	(1,091)	(1,286)	(1,197)	(466)	(416)
Foreign exchange rate changes	—	—	(2,682)	1,937	(83)	73
Plan amendments, other	—	(95)	(179)	(18)	83	91

Benefit obligation at December 31	$13,272	$12,062	$19,990	$22,475	$6,633	$6,828

Accumulated benefit obligation at December 31	$11,000	$10,244	$17,893	$20,151	$—	$—

(1)	Benefit payments for funded and unfunded plans.
(2)	For 2008 and 2007, other postretirement benefits paid are net of $26 million and $19 million Medicare subsidy receipts, respectively.

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

The measurement of the accumulated postretirement benefit obligation assumes a health care cost trend rate of 7.5 percent for 2009 that declines to 4.5 percent by 2014. A one-percentage-point increase in the health care cost trend rate would increase service and interest cost by $52 million and the postretirement benefit obligation by $530 million. A one-percentage-point decrease in the health care cost trend rate would decrease service and interest cost by $42 million and the post-retirement benefit obligation by $441 million.

	Pension Benefits				Other Postretirement Benefits
	U.S.		Non-U.S.
	2008	2007	2008	2007	2008	2007
	(millions of dollars)
Change in plan assets
Fair value at January 1	$10,617	$9,752	$17,192	$14,387	$659	$501
Actual return on plan assets	(3,133)	970	(3,547)	761	(197)	23
Foreign exchange rate changes	—	—	(2,321)	1,284	—	—
Company contribution	52	800	956	1,666	38	191
Benefits paid (1)	(902)	(905)	(860)	(816)	(57)	(56)
Other	—	—	(160)	(90)	—	—

Fair value at December 31	$6,634	$10,617	$11,260	$17,192	$443	$659

(1)	Benefit payments for funded plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Pension Benefits
	U.S.		Non-U.S.
	2008	2007	2008	2007
	(millions of dollars)
Assets in excess of/(less than) benefit obligation
Balance at December 31
Funded plans	$(5,049)	$(64)	$(3,416)	$192
Unfunded plans	(1,589)	(1,381)	(5,314)	(5,475)

Total	$(6,638)	$(1,445)	$(8,730)	$(5,283)

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

	Pension Benefits				Other Postretirement Benefits
	U.S.		Non-U.S.
	2008	2007	2008	2007	2008	2007
	(millions of dollars)
Assets in excess of/(less than) benefit obligation
Balance at December 31 (1)	$(6,638)	$(1,445)	$(8,730)	$(5,283)	$(6,190)	$(6,169)

Amounts recorded in the consolidated balance sheet consist of:
Other assets	$1	$43	$3	$1,168	$—	$—
Current liabilities	(208)	(177)	(304)	(329)	(321)	(324)
Postretirement benefits reserves	(6,431)	(1,311)	(8,429)	(6,122)	(5,869)	(5,845)

Total recorded	$(6,638)	$(1,445)	$(8,730)	$(5,283)	$(6,190)	$(6,169)

Amounts recorded in accumulated other comprehensive income consist of:
Net actuarial loss/(gain)	$7,240	$2,378	$7,161	$3,520	$2,159	$2,346
Prior service cost	5	3	582	810	250	326

Total recorded in accumulated other comprehensive income	$7,245	$2,381	$7,743	$4,330	$2,409	$2,672

(1)	Fair value of assets less benefit obligation shown on the preceding page.

	Pension Benefits						Other Postretirement Benefits
	U.S.			Non-U.S.
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(percent)
Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate	6.25	6.00	5.75	5.40	4.70	4.50	6.25	6.00	5.75
Long-term rate of return on funded assets	9.00	9.00	9.00	7.50	7.70	7.70	9.00	9.00	9.00
Long-term rate of compensation increase	5.00	4.50	4.50	4.50	4.20	3.90	5.00	4.50	4.50

	(millions of dollars)
Components of net periodic benefit cost
Service cost	$378	$360	$335	$434	$451	$428	$100	$109	$76
Interest cost	729	687	632	1,152	1,011	911	414	403	308
Expected return on plan assets	(915)	(844)	(620)	(1,200)	(1,105)	(982)	(59)	(44)	(41)
Amortization of actuarial loss/(gain)	239	246	249	318	362	434	197	243	145
Amortization of prior service cost	(2)	23	24	93	89	79	76	75	73
Net pension enhancement and curtailment/settlement expense	174	190	157	32	19	47	—	9	—

Net periodic benefit cost	$603	$662	$777	$829	$827	$917	$728	$795	$561

Changes in amounts recorded in accumulated other comprehensive income:
Net actuarial loss/(gain)	$5,275	$770	$1,265	$4,837	$(294)	$914	$13	$(245)	$2,831
Amortization of actuarial (loss)/gain	(413)	(436)	—	(350)	(381)	—	(197)	(252)	—
Prior service cost/(credit)	—	(95)	121	16	72	780	—	—	401
Amortization of prior service (cost)	2	(23)	—	(93)	(89)	—	(76)	(75)	—
Foreign exchange rate changes	—	—	—	(997)	404	—	(3)	12	—

Total recorded in accumulated other comprehensive income	4,864	216	1,386	3,413	(288)	1,694	(263)	(560)	3,232

Total recorded in net periodic benefit cost and accumulated other comprehensive income, before tax	$5,467	$878	$2,163	$4,242	$539	$2,611	$465	$235	$3,793

Costs for defined contribution plans were $309 million, $287 million and $260 million in 2008, 2007 and 2006, respectively.

A summary of the change in accumulated other comprehensive income is shown in the table below:

	Total Pension and Other Postretirement Benefits
	2008	2007	2006
	(millions of dollars)
(Charge)/credit to accumulated other comprehensive income, before tax
U.S. pension	$(4,864)	$(216)	$(1,386)
Non-U.S. pension	(3,413)	288	(1,694)
Other postretirement benefits	263	560	(3,232)

Total (charge)/credit to accumulated other comprehensive income, before tax	(8,014)	632	(6,312)
(Charge)/credit to income tax (see note 18)	2,723	(207)	2,105
Charge/(credit) to equity of minority shareholders	224	61	38
(Charge)/credit to investment in equity companies	(27)	26	(68)

(Charge)/credit to accumulated other comprehensive income, after tax	$(5,094)	$512	$(4,237)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Pension Benefits				Other Postretirement Benefits
	U.S.		Non-U.S.
	2008	2007	2008	2007	2008	2007
	(percent)
Funded benefit plan asset allocation
Equity securities	73%	75%	63%	65%	70%	75%
Debt securities	27	25	31	30	30	25
Other	—	—	6	5	—	—

Total	100%	100%	100%	100%	100%	100%

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

A summary of pension plans with an accumulated benefit obligation in excess of plan assets is shown in the table below:

	Pension Benefits
	U.S.		Non-U.S.
	2008	2007	2008	2007
	(millions of dollars)
For funded pension plans with accumulated benefit obligations in excess of plan assets:
Projected benefit obligation	$11,683	$—	$12,226	$2,697
Accumulated benefit obligation	9,810	—	11,221	2,527
Fair value of plan assets	6,632	—	9,002	1,919
For unfunded pension plans:
Projected benefit obligation	$1,589	$1,381	$5,314	$5,475
Accumulated benefit obligation	1,190	1,120	4,709	4,827

	Pension Benefits		Other Postretirement Benefits
	U.S.	Non-U.S.
	(millions of dollars)
Estimated 2009 amortization from accumulated other comprehensive income:
Net actuarial loss/(gain) (1)	$1,086	$674	$ 178
Prior service cost (2)	—	86	69

(1)	The Corporation amortizes the net balance of actuarial losses/(gains) as a component of net periodic benefit cost over the average remaining service period of active plan participants.
(2)	The Corporation amortizes prior service cost on a straight-line basis as permitted under FAS 87 and FAS 106.

	Pension Benefits		Other Postretirement Benefits
	U.S.	Non-U.S.	Gross	Medicare Subsidy Receipt
	(millions of dollars)
Contributions expected in 2009	$3,000	$1,600	$—	$ —

Benefit payments expected in:
2009	1,159	1,096	415	24
2010	1,216	1,109	437	25
2011	1,260	1,123	458	27
2012	1,321	1,171	474	28
2013	1,371	1,006	491	30
2014 - 2018	6,219	7,339	2,645	171

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

Earnings after income tax include special items, and transfers are at estimated market prices. Special items included in 2008 after-tax earnings were a $1,620 million gain in Non-U.S. Upstream on the sale of a natural gas transportation business in Germany and special charges of $460 million in the corporate and financing segment related to the Valdez litigation. There were no special items in 2007. After-tax earnings in 2006 included a $410 million special gain in the corporate and financing segment from the recognition of tax benefits related to historical investments in non-U.S. assets.

Interest expense includes non-debt-related interest expense of $498 million, $290 million and $535 million in 2008, 2007 and 2006, respectively. The increase of $208 million in 2008 primarily reflects an interest provision related to the Valdez litigation. The decrease of $245 million in 2007 primarily reflects changes in tax-related interest.

In corporate and financing activities, interest revenue relates to interest earned on cash deposits and marketable securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Upstream		Downstream		Chemical		Corporate and Financing	Corporate Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	(millions of dollars)
As of December 31, 2008
Earnings after income tax	$6,243	$29,159	$1,649	$6,502	$724	$2,233	$(1,290)	$45,220
Earnings of equity companies included above	1,954	7,597	(2)	518	105	1,411	(502)	11,081
Sales and other operating revenue (1)	6,767	32,346	116,701	265,359	14,136	24,252	18	459,579
Intersegment revenue	9,617	55,069	16,225	65,723	9,925	9,749	273	—
Depreciation and depletion expense	1,391	7,266	656	1,672	410	422	562	12,379
Interest revenue	—	—	—	—	—	—	1,400	1,400
Interest expense	47	63	9	28	3	4	519	673
Income taxes	3,451	30,654	728	1,990	177	10	(480)	36,530
Additions to property, plant and equipment	2,699	10,545	1,550	1,552	413	1,987	572	19,318
Investments in equity companies	2,248	7,787	456	1,382	241	2,384	(40)	14,458
Total assets	23,056	83,750	16,328	42,044	6,856	13,300	42,718	228,052

As of December 31, 2007
Earnings after income tax	$4,870	$21,627	$4,120	$5,453	$1,181	$3,382	$(23)	$40,610
Earnings of equity companies included above	1,455	5,393	208	641	120	1,558	(474)	8,901
Sales and other operating revenue (1)	5,661	22,995	101,671	223,145	13,790	23,036	30	390,328
Intersegment revenue	7,596	47,498	13,942	52,403	8,710	7,881	303	—
Depreciation and depletion expense	1,469	7,126	639	1,662	405	418	531	12,250
Interest revenue	—	—	—	—	—	—	1,672	1,672
Interest expense	57	75	14	26	2	2	224	400
Income taxes	2,686	23,328	2,141	1,405	392	591	(679)	29,864
Additions to property, plant and equipment	1,595	9,139	1,061	1,578	335	1,078	601	15,387
Investments in equity companies	2,016	7,194	488	1,172	224	2,650	(44)	13,700
Total assets	21,782	84,440	18,569	54,883	7,617	13,801	40,990	242,082

As of December 31, 2006
Earnings after income tax	$5,168	$21,062	$4,250	$4,204	$1,360	$3,022	$434	$39,500
Earnings of equity companies included above	1,323	4,236	227	279	84	1,180	(344)	6,985
Sales and other operating revenue (1)	6,054	26,821	93,437	205,020	13,273	20,825	37	365,467
Intersegment revenue	7,118	39,963	12,603	46,675	7,849	6,997	292	—
Depreciation and depletion expense	1,263	6,482	632	1,605	427	473	534	11,416
Interest revenue	—	—	—	—	—	—	1,571	1,571
Interest expense	103	264	1	34	—	—	252	654
Income taxes	3,130	20,932	2,318	1,174	654	700	(1,006)	27,902
Additions to property, plant and equipment	1,942	9,735	718	1,757	257	384	669	15,462
Investments in equity companies	1,665	8,065	451	949	245	2,261	(57)	13,579
Total assets	21,119	75,090	16,740	47,694	7,652	11,885	38,835	219,015

Geographic Sales and other operating revenue (1)	2008	2007	2006
	(millions of dollars)
United States	$137,615	$121,144	$112,787
Non-U.S.	321,964	269,184	252,680

Total	$459,579	$390,328	$365,467

Significant non-U.S. revenue sources include:
Canada	$33,677	$27,284	$25,281
Japan	30,126	26,146	27,368
United Kingdom	29,764	25,113	24,646
Belgium	25,399	20,550	16,271
Germany	20,591	17,445	19,458
France	18,530	14,287	13,537
Italy	17,953	16,255	15,332
Norway	12,258	10,061	8,668

(1) Sales and other operating revenue includes sales-based taxes of $34,508 million for 2008, $31,728 million for 2007 and $30,381 million for 2006. See note 1, Summary of Accounting Policies.

Long-lived assets	2008	2007	2006
	(millions of dollars)
United States	$35,548	$33,630	$33,233
Non-U.S.	85,798	87,239	80,454

Total	$121,346	$120,869	$113,687

Significant non-U.S. long-lived assets include:
Canada	$12,018	$14,167	$12,323
Nigeria	9,227	7,504	7,350
Angola	6,129	5,084	4,271
Norway	5,856	7,920	6,977
United Kingdom	5,778	8,589	9,128
Singapore	5,113	3,598	2,964
Japan	4,769	4,077	4,008
Qatar	3,750	2,970	1,572

18. Income, Sales-Based and Other Taxes

	2008			2007			2006
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(millions of dollars)
Income taxes
Federal and non-U.S.
Current	$3,005	$31,377	$34,382	$4,666	$24,329	$28,995	$2,851	$22,666	$25,517
Deferred – net	168	1,289	1,457	(439)	415	(24)	1,194	165	1,359
U.S. tax on non-U.S. operations	230	—	230	263	—	263	239	—	239

Total federal and non-U.S.	3,403	32,666	36,069	4,490	24,744	29,234	4,284	22,831	27,115
State	461	—	461	630	—	630	787	—	787

Total income taxes	3,864	32,666	36,530	5,120	24,744	29,864	5,071	22,831	27,902
Sales-based taxes	6,646	27,862	34,508	7,154	24,574	31,728	7,100	23,281	30,381
All other taxes and duties
Other taxes and duties	1,663	40,056	41,719	1,008	39,945	40,953	392	38,811	39,203
Included in production and manufacturing expenses	915	1,720	2,635	825	1,445	2,270	976	1,431	2,407
Included in SG&A expenses	209	660	869	215	653	868	211	572	783

Total other taxes and duties	2,787	42,436	45,223	2,048	42,043	44,091	1,579	40,814	42,393

Total	$13,297	$102,964	$116,261	$14,322	$91,361	$105,683	$13,750	$86,926	$100,676

All other taxes and duties include taxes reported in production and manufacturing and selling, general and administrative (SG&A) expenses. The above provisions for deferred income taxes include net credits for the effect of changes in tax laws and rates of $300 million in 2008, $258 million in 2007 and $169 million in 2006.

Income taxes (charged)/credited directly to shareholders’ equity were:

	2008	2007	2006
	(millions of dollars)
Cumulative foreign exchange translation adjustment	$360	$(269)	$(36)
Postretirement benefits reserves adjustment:
Net actuarial loss/(gain)	3,361	102
Amortization of actuarial loss/(gain)	(317)	(358)
Prior service cost	4	(23)
Amortization of prior service cost	(51)	(60)
Foreign exchange rate changes	(274)	132

Total postretirement benefits reserves adjustment	2,723	(207)	3,372
Minimum pension liability adjustment	—	—	(1,267)
Other components of shareholders’ equity	315	113	169

The reconciliation between income tax expense and a theoretical U.S. tax computed by applying a rate of 35 percent for 2008, 2007 and 2006 is as follows:

	2008	2007	2006
	(millions of dollars)
Income before income taxes
United States	$10,141	$13,700	$15,507
Non-U.S.	71,609	56,774	51,895

Total	$81,750	$70,474	$67,402

Theoretical tax	$28,613	$24,666	$23,591
Effect of equity method of accounting	(3,878)	(3,115)	(2,445)
Non-U.S. taxes in excess of theoretical U.S. tax	10,761	7,364	6,541
U.S. tax on non-U.S. operations	230	263	239
State taxes, net of federal tax benefit	300	410	512
Other U.S.	504	276	(536)

Total income tax expense	$36,530	$29,864	$27,902

Effective tax rate calculation
Income taxes	$36,530	$29,864	$27,902
ExxonMobil share of equity company income taxes	4,001	2,547	1,920

Total income taxes	40,531	32,411	29,822
Income from continuing operations	45,220	40,610	39,500

Total income before taxes	$85,751	$73,021	$69,322

Effective income tax rate	47%	44%	43%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

Deferred tax liabilities/(assets) are comprised of the following at December 31:

Tax effects of temporary differences for:	2008	2007
	(millions of dollars)
Depreciation	$17,279	$18,810
Intangible development costs	5,578	4,890
Capitalized interest	2,751	2,575
Other liabilities	3,589	3,955

Total deferred tax liabilities	$29,197	$30,230

Pension and other postretirement benefits	$(6,275)	$(3,837)
Tax loss carryforwards	(2,850)	(2,162)
Other assets	(5,274)	(5,848)

Total deferred tax assets	$(14,399)	$(11,847)

Asset valuation allowances	1,264	637

Net deferred tax liabilities	$16,062	$19,020

Deferred income tax (assets) and liabilities are included in the balance sheet as shown below. Deferred income tax (assets) and liabilities are classified as current or long term consistent with the classification of the related temporary difference – separately by tax jurisdiction.

Balance sheet classification	2008	2007
	(millions of dollars)
Other current assets	$(2,097)	$(2,497)
Other assets, including intangibles, net	(1,725)	(1,451)
Accounts payable and accrued liabilities	158	69
Deferred income tax liabilities	19,726	22,899

Net deferred tax liabilities	$16,062	$19,020

The Corporation had $62 billion of indefinitely reinvested, undistributed earnings from subsidiary companies outside the U.S. Unrecognized deferred taxes on remittance of these funds are not expected to be material.

Unrecognized Tax Benefits

Effective January 1, 2007, the Corporation adopted the Financial Accounting Standards Board’s Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” Upon the adoption of FIN 48, the Corporation recognized a transition gain of $267 million in shareholders’ equity. The gain reflected the recognition of several refund claims, partly offset by increased liability reserves.

The Corporation is subject to income taxation in many jurisdictions around the world. Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions through negotiations with the relevant tax authorities or through litigation will take many years to complete. It is difficult to predict the timing of resolution for individual tax positions since such timing is not entirely within the control of the Corporation. However, it is reasonably possible that resolutions could be reached with tax jurisdictions within the next 12 months that could result in a decrease of up to 25 percent in the total amount of unrecognized tax benefits. Given the long time periods involved in resolving individual tax positions, the Corporation does not expect that the recognition of unrecognized tax benefits will have a material impact on the Corporation’s effective income tax rate in any given year.

The following table summarizes the movement in unrecognized tax benefits.

Gross unrecognized tax benefits	2008	2007
	(millions of dollars)
Balance at January 1	$5,232	$4,583

Additions based on current year’s tax positions	656	832

Additions for prior years’ tax positions	294	463

Reductions for prior years’ tax positions	(328)	(609)

Reductions due to lapse of the statute of limitations	(27)	(84)

Settlements with tax authorities	(681)	(25)

Foreign exchange effects/other	(170)	72

Balance at December 31	$4,976	$5,232

The additions and reductions in unrecognized tax benefits shown above include effects related to net income and shareholders’ equity, and timing differences for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The 2008 and 2007 changes in unrecognized tax benefits did not have a material effect on the Corporation’s net income or cash flow.

The following table summarizes the tax years that remain subject to examination by major tax jurisdiction:

Country of Operation	Open Tax Years
Abu Dhabi	2000 - 2008
Angola	2002 - 2008
Australia	2000 - 2008
Canada	1994 - 2008
Equatorial Guinea	2004 - 2008
Germany	1998 - 2008
Japan	2002 - 2008
Malaysia	2003 - 2008
Nigeria	1998 - 2008
Norway	1993 - 2008
United Kingdom	2003 - 2008
United States	1989 - 2008

The Corporation classifies interest on income tax-related balances as interest expense or interest income and classifies tax-related penalties as operating expense.

The Corporation incurred approximately $137 million and $128 million in interest expense on income tax reserves in 2008 and 2007, respectively, and had a related interest payable of $671 million and $597 million at December 31, 2008, and 2007, respectively.

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (unaudited)

The results of operations for producing activities shown below are presented in accordance with Statement of Financial Accounting Standards No. 69. As such, they do not include earnings from other activities that ExxonMobil includes in the Upstream function such as oil and gas transportation operations, oil sands operations, LNG liquefaction and transportation operations, coal and power operations, technical services agreements, other nonoperating activities and adjustments for minority interests. These excluded amounts for both consolidated and equity companies totaled $3,834 million in 2008, $2,271 million in 2007 and $2,431 million in 2006.

Results of Operations	United States	Canada/ South America	Europe	Africa	Asia Pacific/ Middle East	Russia/ Caspian	Total
	(millions of dollars)
2008 – Revenue
Sales to third parties	$3,980	$4,591	$11,239	$2,284	$4,356	$746	$27,196
Transfers	8,525	3,518	10,859	18,361	9,083	2,026	52,372

	$12,505	$8,109	$22,098	$20,645	$13,439	$2,772	$79,568
Production costs excluding taxes	2,143	1,686	2,623	1,603	1,152	280	9,487
Exploration expenses	189	232	180	439	341	60	1,441
Depreciation and depletion	1,303	906	2,510	2,471	794	350	8,334
Taxes other than income	1,983	58	971	1,815	2,996	2	7,825
Related income tax	3,191	1,501	10,715	8,119	5,248	508	29,282

Results of producing activities for consolidated subsidiaries	$3,696	$3,726	$5,099	$6,198	$2,908	$1,572	$23,199

Proportional interest in results of producing activities of equity companies	$1,885	$—	$1,918	$—	$3,057	$1,509	$8,369

2007 – Revenue
Sales to third parties	$3,677	$3,720	$7,282	$807	$3,363	$678	$19,527
Transfers	6,554	2,783	9,780	17,048	7,276	2,087	45,528

	$10,231	$6,503	$17,062	$17,855	$10,639	$2,765	$65,055
Production costs excluding taxes	1,827	1,492	2,859	1,180	961	243	8,562
Exploration expenses	280	264	164	470	226	67	1,471
Depreciation and depletion	1,377	1,121	2,441	2,101	763	453	8,256
Taxes other than income	1,313	111	718	1,599	2,067	1	5,809
Related income tax	2,429	1,041	7,236	7,263	4,105	598	22,672

Results of producing activities for consolidated subsidiaries	$3,005	$2,474	$3,644	$5,242	$2,517	$1,403	$18,285

Proportional interest in results of producing activities of equity companies	$1,342	$—	$1,465	$—	$2,138	$996	$5,941

2006 – Revenue
Sales to third parties	$4,027	$4,390	$9,382	$1,145	$4,393	$533	$23,870
Transfers	6,250	2,638	8,607	16,108	4,900	580	39,083

	$10,277	$7,028	$17,989	$17,253	$9,293	$1,113	$62,953
Production costs excluding taxes	1,916	1,410	2,290	965	824	118	7,523
Exploration expenses	245	172	161	330	157	116	1,181
Depreciation and depletion	1,155	1,023	2,166	2,096	674	305	7,419
Taxes other than income	802	139	846	1,612	2,652	1	6,052
Related income tax	2,711	1,143	8,032	6,878	2,820	217	21,801

Results of producing activities for consolidated subsidiaries	$3,448	$3,141	$4,494	$5,372	$2,166	$356	$18,977

Proportional interest in results of producing activities of equity companies	$1,236	$—	$1,164	$—	$1,555	$867	$4,822

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (unaudited)

Average sales prices have been calculated by using sales quantities from the Corporation’s own production as the divisor. Average production costs have been computed by using net production quantities for the divisor . The volumes of crude oil and natural gas liquids (NGL) production used for this computation are shown in the proved reserves table of this report. The volumes for natural gas used for this calculation are the production volumes of natural gas available for sale and thus are different than those shown in the proved reserves table of this report due to volumes consumed or flared. The volumes of natural gas were converted to oil-equivalent barrels based on a conversion factor of six thousand cubic feet per barrel.

Average sales prices and production costs per unit of production – consolidated subsidiaries	United States	Canada/ South America	Europe	Africa	Asia Pacific/ Middle East	Russia/ Caspian	Total
During 2008
Average sales prices
Crude oil and NGL, per barrel	$87.41	$76.24	$89.65	$92.69	$92.28	$94.20	$89.32
Natural gas, per thousand cubic feet	7.22	7.82	10.12	3.33	4.55	2.08	7.54
Average production costs, per barrel (1)	11.80	13.70	8.97	6.66	5.19	9.64	8.72

During 2007
Average sales prices
Crude oil and NGL, per barrel	$62.35	$50.41	$68.01	$70.00	$69.58	$69.15	$66.02
Natural gas, per thousand cubic feet	5.93	5.77	6.22	2.26	3.54	1.79	5.29
Average production costs, per barrel (1)	9.03	10.38	9.12	4.48	4.09	5.79	7.14

During 2006
Average sales prices
Crude oil and NGL, per barrel	$55.13	$47.70	$59.90	$61.26	$62.02	$57.38	$58.34
Natural gas, per thousand cubic feet	6.22	5.81	7.48	—	3.87	2.31	6.08
Average production costs, per barrel (1)	8.78	8.55	6.64	3.39	3.90	5.45	6.04

(1)	Production costs exclude depreciation and depletion and all taxes. Natural gas included by conversion to crude oil-equivalent.

Oil and Gas Exploration and Production Costs

The amounts shown for net capitalized costs of consolidated subsidiaries are $5,779 million less at year-end 2008 and $6,381 million less at year-end 2007 than the amounts reported as investments in property, plant and equipment for the Upstream in note 8. This is due to the exclusion from capitalized costs of certain transportation and research assets and assets relating to the oil sands and LNG operations, all as required by Statement of Financial Accounting Standards No. 19.

Capitalized Costs	United States	Canada/ South America	Europe	Africa	Asia Pacific/ Middle East	Russia/ Caspian	Total
	(millions of dollars)
As of December 31, 2008
Property (acreage) costs – Proved	$3,238	$3,431	$182	$316	$601	$552	$8,320
– Unproved	647	569	48	461	991	45	2,761

Total property costs	$3,885	$4,000	$230	$777	$1,592	$597	$11,081
Producing assets	37,402	13,410	34,846	24,219	15,964	3,400	129,241
Support facilities	712	227	513	481	1,639	429	4,001
Incomplete construction	2,858	997	874	3,996	4,060	3,660	16,445

Total capitalized costs	$44,857	$18,634	$36,463	$29,473	$23,255	$8,086	$160,768
Accumulated depreciation and depletion	28,323	11,987	26,390	11,676	13,366	1,392	93,134

Net capitalized costs for consolidated subsidiaries	$16,534	$6,647	$10,073	$17,797	$9,889	$6,694	$67,634

Proportional interest of net capitalized costs of equity companies	$2,008	$—	$1,404	$—	$1,490	$3,525	$8,427

As of December 31, 2007
Property (acreage) costs – Proved	$3,227	$4,102	$272	$200	$1,172	$521	$9,494
– Unproved	556	524	30	540	1,142	45	2,837

Total property costs	$3,783	$4,626	$302	$740	$2,314	$566	$12,331
Producing assets	35,830	15,370	48,673	19,633	17,302	2,796	139,604
Support facilities	694	269	619	461	1,186	428	3,657
Incomplete construction	2,406	950	891	3,576	3,133	3,040	13,996

Total capitalized costs	$42,713	$21,215	$50,485	$24,410	$23,935	$6,830	$169,588
Accumulated depreciation and depletion	27,427	13,529	36,520	9,261	14,674	1,034	102,445

Net capitalized costs for consolidated subsidiaries	$15,286	$7,686	$13,965	$15,149	$9,261	$5,796	$67,143

Proportional interest of net capitalized costs of equity companies	$1,662	$—	$1,461	$—	$1,413	$3,346	$7,882

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (unaudited)

Oil and Gas Exploration and Production Costs (continued)

The amounts reported as costs incurred include both capitalized costs and costs charged to expense during the year. Costs incurred also include new asset retirement obligations established in the current year, as well as increases or decreases to the asset retirement obligation resulting from changes in cost estimates or abandonment date. Total consolidated costs incurred in 2008 were $15,816 million, up $3,741 million from 2007, due primarily to higher exploration and development costs. 2007 costs were $12,075 million, down $938 million from 2006, due primarily to lower development and property acquisition costs.

Costs incurred in property acquisitions, exploration and development activities	United States	Canada/ South America	Europe	Africa	Asia Pacific/ Middle East	Russia/ Caspian	Total
	(millions of dollars)
During 2008
Property acquisition costs – Proved	$—	$1	$—	$—	$5	$55	$61
– Unproved	281	125	25	82	81	8	602
Exploration costs	453	306	389	686	346	61	2,241
Development costs	2,255	907	1,634	4,783	1,904	1,429	12,912

Total costs incurred for consolidated subsidiaries	$2,989	$1,339	$2,048	$5,551	$2,336	$1,553	$15,816

Proportional interest of costs incurred of equity companies	$484	$—	$241	$—	$159	$335	$1,219

During 2007
Property acquisition costs – Proved	$24	$—	$—	$3	$—	$10	$37
– Unproved	39	93	—	10	15	—	157
Exploration costs	375	222	201	584	261	80	1,723
Development costs	1,558	645	1,826	2,846	2,156	1,127	10,158

Total costs incurred for consolidated subsidiaries	$1,996	$960	$2,027	$3,443	$2,432	$1,217	$12,075

Proportional interest of costs incurred of equity companies	$303	$—	$218	$1	$249	$414	$1,185

During 2006
Property acquisition costs – Proved	$11	$—	$6	$—	$206	$11	$234
– Unproved	43	—	5	16	199	—	263
Exploration costs	380	225	178	518	219	126	1,646
Development costs	1,555	850	2,443	3,433	1,475	1,114	10,870

Total costs incurred for consolidated subsidiaries	$1,989	$1,075	$2,632	$3,967	$2,099	$1,251	$13,013

Proportional interest of costs incurred of equity companies	$285	$—	$241	$—	$243	$351	$1,120

Oil and Gas Reserves

The following information describes changes during the years and balances of proved oil and gas reserves at year-end 2006, 2007 and 2008.

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

The year-end reserves volumes as well as the reserves change categories shown in the following tables are calculated using December 31 prices and costs. These reserves quantities are also used in calculating unit-of-production depreciation rates and in calculating the standardized measure of discounted net cash flow. We understand that the use of December 31 prices and costs is intended to provide a point in time measure to calculate reserves and to enhance comparability between companies. However, the use of year-end prices for reserves estimation introduces short-term price volatility into the process, which is inconsistent with the long-term nature of the upstream business, since annual adjustments are required based on prices occurring on a single day. As a result, the use of prices from a single date is not relevant to the investment decisions made by the Corporation.

Revisions can include upward or downward changes in previously estimated volumes of proved reserves for existing fields due to the evaluation or re-evaluation of (1) already available geologic, reservoir or production data, (2) new geologic, reservoir or production data or (3) changes in year-end prices and costs that are used in the determination of reserves. This category can also include significant changes in either development strategy or production equipment/facility capacity.

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

Reserves reported under production sharing and other nonconcessionary agreements are based on the economic interest as defined by the specific fiscal terms in the agreement. The percentage of conventional liquids and natural gas proved reserves (consolidated subsidiaries plus equity companies) at year-end 2008 that were associated with production sharing contract arrangements was 22 percent of liquids, 16 percent of natural gas and 19 percent on an oil-equivalent basis (gas converted to oil-equivalent at 6 billion cubic feet = 1 million barrels).

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

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (unaudited)

Crude Oil and Natural Gas Liquids	United States	Canada/ South America (1)		Europe	Africa	Asia Pacific/ Middle East	Russia/ Caspian	Total
	(millions of barrels)
Net proved developed and undeveloped reserves of consolidated subsidiaries
January 1, 2006	2,113	1,283		883	2,312	515	707	7,813
Revisions	(99)	247		50	24	19	105	346
Purchases	4	—		8	—	734	—	746
Sales	(41)	(27)		(18)	—	—	—	(86)
Improved recovery	21	—		—	—	—	—	21
Extensions and discoveries	2	—		13	38	133	—	186
Production	(116)	(108)		(188)	(285)	(114)	(21)	(832)

December 31, 2006	1,884	1,395		748	2,089	1,287	791	8,194
Revisions	76	15		89	99	342	(38)	583
Purchases	—	—		—	—	—	—	—
Sales	(8)	(426	)(2)	(1)	—	—	—	(435)
Improved recovery	8	5		8	4	—	—	25
Extensions and discoveries	2	45		2	128	1	—	178
Production	(111)	(95)		(173)	(262)	(120)	(40)	(801)

December 31, 2007	1,851	939		673	2,058	1,510	713	7,744
Revisions	(104)	(70)		39	253	274	79	471
Purchases	—	—		—	—	—	—	—
Sales	(4)	(2)		(28)	—	—	(52)	(86)
Improved recovery	—	—		—	—	—	—	—
Extensions and discoveries	5	29		4	65	68	—	171
Production	(104)	(84)		(155)	(239)	(115)	(27)	(724)

December 31, 2008	1,644	812		533	2,137	1,737	713	7,576

Proportional interest in proved reserves of equity companies
End of year 2006	391	—		12	—	1,412	841	2,656
End of year 2007	374	—		26	—	1,428	808	2,636
End of year 2008	327	—		27	—	1,335	870	2,559

Proved developed reserves, included above, as of December 31, 2006
Consolidated subsidiaries	1,466	902		557	1,279	1,090	108	5,402
Equity companies	311	—		11	—	630	544	1,496

Proved developed reserves, included above, as of December 31, 2007
Consolidated subsidiaries	1,327	682		518	1,202	1,127	91	4,947
Equity companies	299	—		8	—	670	511	1,488

Proved developed reserves, included above, as of December 31, 2008
Consolidated subsidiaries	1,257	580		410	1,284	1,157	105	4,793
Equity companies	264	—		9	—	807	610	1,690

(1)	Includes total proved reserves attributable to Imperial Oil Limited of 812 million barrels in 2006, 799 million barrels in 2007 and 694 million barrels in 2008, as well as proved developed reserves of 572 million barrels in 2006, 565 million barrels in 2007 and 488 million barrels in 2008, in which there is a 30.4 percent minority interest.
(2)	Includes 425 million barrels of proved reserves in Venezuela which were expropriated. See note 15, Litigation and Other Contingencies.

Oil and Gas Reserves (continued)

Natural Gas	United States	Canada/ South America (1)		Europe	Africa	Asia Pacific/ Middle East	Russia/ Caspian	Total
	(billions of cubic feet)
Net proved developed and undeveloped reserves of consolidated subsidiaries
January 1, 2006	13,692	2,324		8,398	841	7,279	821	33,355
Revisions	(1,179)	73		(457)	170	414	(20)	(999)
Purchases	19	—		38	—	—	—	57
Sales	(57)	(44)		(3)	—	—	—	(104)
Improved recovery	12	—		—	—	—	—	12
Extensions and discoveries	268	10		117	1	2,534	—	2,930
Production	(706)	(379)		(1,004)	(26)	(644)	(12)	(2,771)

December 31, 2006	12,049	1,984		7,089	986	9,583	789	32,480
Revisions	1,566	124		375	(22)	813	(43)	2,813
Purchases	9	—		—	—	—	—	9
Sales	(19)	(231	)(2)	(70)	—	—	—	(320)
Improved recovery	—	1		—	—	—	—	1
Extensions and discoveries	208	8		13	81	—	—	310
Production	(641)	(327)		(895)	(39)	(762)	(19)	(2,683)

December 31, 2007	13,172	1,559		6,512	1,006	9,634	727	32,610
Revisions	(1,056)	88		(193)	(55)	1,794	57	635
Purchases	—	—		—	—	—	—	—
Sales	(12)	(17)		(8)	—	—	(24)	(61)
Improved recovery	—	—		—	—	—	—	—
Extensions and discoveries	229	16		10	12	419	—	686
Production	(555)	(263)		(876)	(45)	(710)	(19)	(2,468)

December 31, 2008	11,778	1,383		5,445	918	11,137	741	31,402

Proportional interest in proved reserves of equity companies
End of year 2006	131	—		12,551	—	21,184	1,214	35,080
End of year 2007	125	—		12,341	—	21,733	1,453	35,652
End of year 2008	112	—		11,839	—	21,005	1,521	34,477

(1)	Includes total proved reserves attributable to Imperial Oil Limited of 710 billion cubic feet in 2006, 635 billion cubic feet in 2007 and 593 billion cubic feet in 2008, in which there is a 30.4 percent minority interest.
(2)	Includes 219 billion cubic feet of proved reserves in Venezuela which were expropriated. See note 15, Litigation and Other Contingencies.

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (unaudited)

Natural Gas (continued)	United States	Canada/ South America (1)	Europe	Africa	Asia Pacific/ Middle East	Russia/ Caspian	Total
	(billions of cubic feet)
Proved developed reserves, included above, as of December 31, 2006
Consolidated subsidiaries	9,280	1,628	5,346	823	5,882	447	23,406
Equity companies	109	—	9,985	—	7,906	811	18,811

Proved developed reserves, included above, as of December 31, 2007
Consolidated subsidiaries	8,373	1,303	5,064	773	5,570	395	21,478
Equity companies	104	—	9,679	—	8,702	757	19,242

Proved developed reserves, included above, as of December 31, 2008
Consolidated subsidiaries	7,835	1,148	4,426	738	6,241	362	20,750
Equity companies	96	—	9,284	—	11,755	864	21,999

(1)	Includes proved developed reserves attributable to Imperial Oil Limited of 608 billion cubic feet in 2006, 539 billion cubic feet in 2007 and 513 billion cubic feet in 2008, in which there is a 30.4 percent minority interest.

INFORMATION ON CANADIAN OIL SANDS PROVEN RESERVES NOT INCLUDED ABOVE

In addition to conventional liquids and natural gas proved reserves, ExxonMobil has significant interests in proven oil sands reserves in Canada associated with the Syncrude and Kearl projects. For internal management purposes, ExxonMobil views these reserves and their development as an integral part of total upstream operations. However, for financial reporting purposes, these reserves are required to be reported separately from the oil and gas reserves.

The oil sands reserves are not considered in the standardized measure of discounted future cash flows for conventional oil and gas reserves, which is on the following page.

Oil Sands Reserves	Canada (1)
(millions of barrels)
At December 31, 2006	718
At December 31, 2007	694
At December 31, 2008	1,871

(1)	Includes total proven reserves attributable to Imperial Oil Limited of 718 million barrels in 2006, 694 million barrels in 2007 and 1,541 million barrels in 2008, in which there is a 30.4 percent minority interest.

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

Standardized Measure of Discounted Future Cash Flows	United States	Canada/ South America (1)	Europe	Africa	Asia Pacific/ Middle East	Russia/ Caspian	Total
	(millions of dollars)
Consolidated subsidiaries
As of December 31, 2006
Future cash inflows from sales of oil and gas	$139,843	$61,187	$83,854	$117,068	$100,751	$42,264	$544,967
Future production costs	39,829	20,639	19,134	22,316	36,008	3,597	141,523
Future development costs	13,664	4,023	10,245	7,037	6,098	5,307	46,374
Future income tax expenses	41,743	12,951	34,050	50,937	35,200	8,156	183,037

Future net cash flows	$44,607	$23,574	$20,425	$36,778	$23,445	$25,204	$174,033
Effect of discounting net cash flows at 10%	25,755	11,429	6,464	12,381	12,777	16,932	85,738

Discounted future net cash flows	$18,852	$12,145	$13,961	$24,397	$10,668	$8,272	$88,295

Proportional interest in standardized measure of discounted future net cash flows related to proved reserves of equity companies	$6,337	$—	$7,952	$—	$27,136	$9,858	$51,283

Consolidated subsidiaries
As of December 31, 2007
Future cash inflows from sales of oil and gas	$216,287	$49,985	$115,741	$184,358	$162,727	$64,351	$793,449
Future production costs	59,154	17,422	21,356	34,721	38,343	6,537	177,533
Future development costs	18,950	5,487	10,166	13,983	6,321	7,513	62,420
Future income tax expenses	61,100	7,383	54,065	81,846	83,293	13,387	301,074

Future net cash flows	$77,083	$19,693	$30,154	$53,808	$34,770	$36,914	$252,422
Effect of discounting net cash flows at 10%	46,719	7,607	9,515	20,244	16,229	25,935	126,249

Discounted future net cash flows	$30,364	$12,086	$20,639	$33,564	$18,541	$10,979	$126,173

Proportional interest in standardized measure of discounted future net cash flows related to proved reserves of equity companies	$12,045	$—	$11,041	$—	$53,067	$18,365	$94,518

Consolidated subsidiaries
As of December 31, 2008
Future cash inflows from sales of oil and gas	$104,441	$22,952	$71,879	$74,426	$70,026	$20,725	$364,449
Future production costs	44,230	13,113	19,485	24,403	23,018	5,142	129,391
Future development costs	19,828	6,156	8,765	16,064	5,717	7,913	64,443
Future income tax expenses	17,857	961	24,729	16,870	24,932	2,203	87,552

Future net cash flows	$22,526	$2,722	$18,900	$17,089	$16,359	$5,467	$83,063
Effect of discounting net cash flows at 10%	13,107	(239)	7,602	8,052	8,222	5,750	42,494

Discounted future net cash flows	$9,419	$2,961	$11,298	$9,037	$8,137	$(283)	$40,569

Proportional interest in standardized measure of discounted future net cash flows related to proved reserves of equity companies	$2,354	$—	$12,507	$—	$25,494	$5,094	$45,449

(1)	Includes discounted future net cash flows attributable to Imperial Oil Limited of $5,505 million in 2006, $6,304 million in 2007 and $1,033 million in 2008, in which there is a 30.4 percent minority interest.

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (unaudited)

Change in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

Consolidated Subsidiaries	2008	2007		2006
	(millions of dollars)
Value of reserves added during the year due to extensions, discoveries, improved recovery and net purchases less related costs	$(303)	$(1,680	)(1)	$14,316
Changes in value of previous-year reserves due to:
Sales and transfers of oil and gas produced during the year, net of production (lifting) costs	(62,685)	(51,093)		(49,732)
Development costs incurred during the year	11,649	9,668		9,465
Net change in prices, lifting and development costs	(178,960)	112,237		(31,890)
Revisions of previous reserves estimates	7,652	15,571		9,493
Accretion of discount	21,463	15,632		17,368
Net change in income taxes	115,580	(62,457)		6,057

Total change in the standardized measure during the year	$(85,604)	$37,878		$(24,923)

(1)	Includes impact of expropriation of proved reserves in Venezuela. See note 15, Litigation and Other Contingencies.

OPERATING SUMMARY (unaudited)

	2008	2007	2006	2005	2004
	(thousands of barrels daily)
Production of crude oil and natural gas liquids
Net production
United States	367	392	414	477	557
Canada/South America	292	324	354	395	408
Europe	428	480	520	546	583
Africa	652	717	781	666	572
Asia Pacific/Middle East	506	518	485	332	360
Russia/Caspian	160	185	127	107	91

Worldwide	2,405	2,616	2,681	2,523	2,571

	(millions of cubic feet daily)
Natural gas production available for sale
Net production
United States	1,246	1,468	1,625	1,739	1,947
Canada/South America	640	808	935	1,006	1,069
Europe	3,949	3,810	4,086	4,315	4,614
Africa	32	26	—	—	—
Asia Pacific/Middle East	3,114	3,162	2,596	2,114	2,161
Russia/Caspian	114	110	92	77	73

Worldwide	9,095	9,384	9,334	9,251	9,864

	(thousands of oil-equivalent barrels daily)
Oil-equivalent production (1)	3,921	4,180	4,237	4,065	4,215

	(thousands of barrels daily)
Refinery throughput
United States	1,702	1,746	1,760	1,794	1,850
Canada	446	442	442	466	468
Europe	1,601	1,642	1,672	1,672	1,663
Asia Pacific	1,352	1,416	1,434	1,490	1,423
Other Non-U.S.	315	325	295	301	309

Worldwide	5,416	5,571	5,603	5,723	5,713

Petroleum product sales (2)
United States	2,540	2,717	2,729	2,822	2,872
Canada	444	461	473	498	615
Europe	1,712	1,773	1,813	1,824	2,139
Asia Pacific and other Eastern Hemisphere	1,646	1,701	1,763	1,902	2,080
Latin America	419	447	469	473	504
Purchases/sales with the same counterparty included above	—	—	—	—	(699)

Worldwide	6,761	7,099	7,247	7,519	7,511

Gasoline, naphthas	2,654	2,850	2,866	2,957	3,301
Heating oils, kerosene, diesel oils	2,096	2,094	2,191	2,230	2,517
Aviation fuels	607	641	651	676	698
Heavy fuels	636	715	682	689	659
Specialty petroleum products	768	799	857	967	1,035
Purchases/sales with the same counterparty included above	—	—	—	—	(699)

Worldwide	6,761	7,099	7,247	7,519	7,511

	(thousands of metric tons)
Chemical prime product sales
United States	9,526	10,855	10,703	10,369	11,521
Non-U.S.	15,456	16,625	16,647	16,408	16,267

Worldwide	24,982	27,480	27,350	26,777	27,788

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

(1)	Gas converted to oil-equivalent at 6 million cubic feet = 1 thousand barrels.

(2)	2008, 2007, 2006 and 2005 petroleum product sales data reported net of purchases/sales contracts with the same counterparty.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION

By:	/s/ REX W. TILLERSON
(Rex W. Tillerson, Chairman of the Board)

Dated February 27, 2009

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Beverley A. Babcock, Richard E. Gutman and Robert N. Schleckser and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ REX W. TILLERSON (Rex W. Tillerson)	Chairman of the Board (Principal Executive Officer)	February 27, 2009

/s/ MICHAEL J. BOSKIN (Michael J. Boskin)	Director	February 27, 2009

/s/ LARRY R. FAULKNER (Larry R. Faulkner)	Director	February 27, 2009

/s/ WILLIAM W. GEORGE (William W. George)	Director	February 27, 2009

/s/ JAMES R. HOUGHTON (James R. Houghton)	Director	February 27, 2009

/s/ REATHA CLARK KING (Reatha Clark King)	Director	February 27, 2009

/s/ MARILYN CARLSON NELSON (Marilyn Carlson Nelson)	Director	February 27, 2009

/s/ SAMUEL J. PALMISANO (Samuel J. Palmisano)	Director	February 27, 2009

/s/ STEVEN S REINEMUND (Steven S Reinemund)	Director	February 27, 2009

/s/ WALTER V. SHIPLEY (Walter V. Shipley)	Director	February 27, 2009

/s/ EDWARD E. WHITACRE JR. (Edward E. Whitacre, Jr.)	Director	February 27, 2009

/s/ DONALD D. HUMPHREYS (Donald D. Humphreys)	Treasurer (Principal Financial Officer)	February 27, 2009

/s/ PATRICK T. MULVA (Patrick T. Mulva)	Controller (Principal Accounting Officer)	February 27, 2009

INDEX TO EXHIBITS

3(i).

Restated Certificate of Incorporation, as restated November 30, 1999, and as further amended effective June 20, 2001 (incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

3(ii).	By-Laws, as revised to July 31, 2002 (incorporated by reference to Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10(iii)(a.1).	2003 Incentive Program (incorporated by reference to Exhibit 10(iii)(a.1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).*

10(iii)(a.2).	Form of stock option granted to executive officers (incorporated by reference to Exhibit 10(iii)(a.2) to the Registrant’s Annual Report on Form 10-K for 2004).*

10(iii)(a.3).	Form of restricted stock agreement with executive officers (incorporated by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K on December 2, 2008).*

10(iii)(b.1).	Short Term Incentive Program, as amended (incorporated by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K on November 2, 2007).*

10(iii)(b.2).	Form of Earnings Bonus Unit granted to executive officers (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K on December 2, 2008).*

10(iii)(c.1).	ExxonMobil Supplemental Savings Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K on November 2, 2007).*

10(iii)(c.2).	ExxonMobil Supplemental Pension Plan (incorporated by reference to Exhibit 10(iii)(c.2) to the Registrant’s Report on Form 8-K on October 12, 2006).*

10(iii)(c.3).	ExxonMobil Additional Payments Plan (incorporated by reference to Exhibit 10(iii)(c.3) to the Registrant’s Report on Form 8-K on October 12, 2006).*

10(iii)(d).

ExxonMobil Executive Life Insurance and Death Benefit Plan (incorporated by reference to Exhibit 10(iii)(d) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).*

10(iii)(f.1).	2004 Non-Employee Director Restricted Stock Plan (incorporated by reference to Appendix B to the Proxy Statement of Exxon Mobil Corporation dated April 14, 2004).*

10(iii)(f.2).	Standing resolution for non-employee director restricted grants dated September 26, 2007 (incorporated by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K on September 27, 2007).*

10(iii)(f.3).	Form of restricted stock grant letter for non-employee directors.*

10(iii)(f.4).	Standing resolution for non-employee director cash fees dated September 26, 2007 (incorporated by reference to Exhibit 99.3 to the Registrant’s Report on Form 8-K on September 27, 2007).*

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