Form 10-Q
period 2009-03-31
EXXON MOBIL CORP
filed 2009-05-05
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

           Large accelerated filer   X                 Accelerated filer

           Non-accelerated filer                         Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                                                                         Outstanding as of March 31, 2009

Common stock, without par value                                                             4,879,710,154

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

TABLE OF CONTENTS

Page

Number

PART I.  FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Statement of Income

3

Three months ended March 31, 2009 and 2008

Condensed Consolidated Balance Sheet

4

As of March 31, 2009 and December 31, 2008

Condensed Consolidated Statement of Cash Flows

5

Three months ended March 31, 2009 and 2008

Notes to Condensed Consolidated Financial Statements

6

Item 2.

Management's Discussion and Analysis of Financial

Condition and Results of Operations

15

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars)

	Three Months Ended
	March 31,
	2009	2008
REVENUES AND OTHER INCOME
Sales and other operating revenue (1)	$62,128	$113,223
Income from equity affiliates	1,470	2,809
Other income	430	822
Total revenues and other income	64,028	116,854

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases	27,794	60,971
Production and manufacturing expenses	7,979	8,893
Selling, general and administrative expenses	3,448	3,802
Depreciation and depletion	2,793	3,104
Exploration expenses, including dry holes	351	342
Interest expense	107	130
Sales-based taxes (1)	5,906	8,432
Other taxes and duties	7,800	10,706
Total costs and other deductions	56,178	96,380

INCOME BEFORE INCOME TAXES	7,850	20,474
Income taxes	3,148	9,302
NET INCOME INCLUDING NONCONTROLLING INTERESTS	4,702	11,172
Net income attributable to noncontrolling interests	152	282
NET INCOME ATTRIBUTABLE TO EXXONMOBIL	$4,550	$10,890

EARNINGS PER COMMON SHARE (dollars)	$0.92	$2.03

EARNINGS PER COMMON SHARE
- ASSUMING DILUTION (dollars)	$0.92	$2.02

DIVIDENDS PER COMMON SHARE (dollars)	$0.40	$0.35

(1) Sales-based taxes included in sales and other
operating revenue	$5,906	$8,432

The information in the Notes to Condensed Consolidated Financial Statements
is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)

	March 31,	Dec. 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$24,972	$31,437
Marketable securities	168	570
Notes and accounts receivable - net	22,942	24,702
Inventories
Crude oil, products and merchandise	10,296	9,331
Materials and supplies	2,421	2,315
Other current assets	4,019	3,911
Total current assets	64,818	72,266
Investments, advances and long-term assets	29,105	28,556
Property, plant and equipment - net	122,224	121,346
Other assets, including intangibles, net	6,344	5,884
TOTAL ASSETS	$222,491	$228,052

LIABILITIES
Current liabilities
Notes and loans payable	$2,163	$2,400
Accounts payable and accrued liabilities	38,468	36,643
Income taxes payable	8,874	10,057
Total current liabilities	49,505	49,100
Long-term debt	7,041	7,025
Postretirement benefits reserves	20,451	20,729
Deferred income tax liabilities	20,063	19,726
Other long-term liabilities	14,053	13,949
TOTAL LIABILITIES	111,113	110,529

Commitments and contingencies (note 3)

EQUITY
Common stock, without par value:
Authorized: 9,000 million shares
Issued: 8,019 million shares	5,066	5,314
Earnings reinvested	268,249	265,680
Accumulated other comprehensive income
Cumulative foreign exchange translation adjustment	(93)	1,146
Postretirement benefits reserves adjustment	(10,807)	(11,077)
Common stock held in treasury:
3,139 million shares at March 31, 2009	(155,412)
3,043 million shares at December 31, 2008		(148,098)
ExxonMobil share of equity	107,003	112,965
Noncontrolling interests	4,375	4,558
TOTAL EQUITY	111,378	117,523
TOTAL LIABILITIES AND EQUITY	$222,491	$228,052

The number of shares of common stock issued and outstanding at March 31, 2009 and
December 31, 2008 were 4,879,710,154 and 4,976,055,639, respectively.

The information in the Notes to Condensed Consolidated Financial Statements
is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$4,702	$11,172
Depreciation and depletion	2,793	3,104
Changes in operational working capital, excluding cash and debt	1,132	7,803
All other items - net	283	(659)
Net cash provided by operating activities	8,910	21,420

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(4,673)	(3,979)
Sales of subsidiaries, investments, and property, plant and equipment	141	413
Other investing activities - net	(208)	(734)
Net cash used in investing activities	(4,740)	(4,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	22	35
Reductions in long-term debt	(11)	(46)
Additions/(reductions) in short-term debt - net	(203)	190
Cash dividends to ExxonMobil shareholders	(1,981)	(1,879)
Cash dividends to noncontrolling interests	(90)	(105)
Changes in noncontrolling interests	(111)	(214)
Common stock acquired	(7,852)	(9,465)
Common stock sold	121	131
Net cash used in financing activities	(10,105)	(11,353)

Effects of exchange rate changes on cash	(530)	1,165
Increase/(decrease) in cash and cash equivalents	(6,465)	6,932
Cash and cash equivalents at beginning of period	31,437	33,981
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,972	$40,913

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$3,817	$4,849
Cash interest paid	$101	$184

The information in the Notes to Condensed Consolidated Financial Statements
is an integral part of these statements.

EXXON MOBIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of Financial Statement Preparation

These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Corporation's 2008 Annual Report on Form 10-K.  In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein.  All such adjustments are of a normal recurring nature.  The Corporation's exploration and production activities are accounted for under the "successful efforts" method.

2.

Accounting Changes

Effective January 1, 2009, ExxonMobil adopted the Financial Accounting Standards Board's (FASB) Statement No. 157 (FAS 157), “Fair Value Measurements” for nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis.  FAS 157 defines fair value, establishes a framework for measuring fair value when an entity is required to use a fair value measure for recognition or disclosure purposes and expands the disclosures about fair value measures.  The adoption did not have a material impact on the Corporation’s financial statements.  The Corporation previously adopted FAS 157 for financial assets and liabilities that are measured at fair value and for nonfinancial assets and liabilities that are measured at fair value on a recurring basis.

Effective January 1, 2009, ExxonMobil adopted Financial Accounting Standards Board's (FASB) Statement No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.” FAS 160 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FAS 160 required retrospective adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 will be applied prospectively.  The adoption of FAS 160 did not have a material impact on the Corporation’s financial statements.

Effective January 1, 2009, ExxonMobil adopted the Financial Accounting Standards Board's Staff Position (FSP) on the Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  The FSP required that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation.  Prior-year EPS numbers have been adjusted retrospectively on a consistent basis with 2009 reporting.  This standard did not affect the consolidated financial position or results of operations.

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

A number of lawsuits, including class actions, were brought in various courts against Exxon Mobil Corporation and certain of its subsidiaries relating to the accidental release of crude oil from the tanker Exxon Valdez in 1989. All the compensatory claims have been resolved and paid.  All of the punitive damage claims were consolidated in the civil trial that began in 1994.  On June 25, 2008, the U.S. Supreme Court vacated the $2.5 billion punitive damage award previously entered by the Ninth Circuit Court of Appeals and remanded the case to the Circuit Court with an instruction that punitive damages in the case may not exceed a maximum amount of $507.5 million.  The parties have filed briefs in the Ninth Circuit Court of Appeals on the issue of post-judgment interest and recovery of costs.  Exxon Mobil Corporation recorded total after-tax charges of $460 million in 2008 reflecting an estimate of the resolution of these issues.

Other Contingencies

As of March 31, 2009
	Equity	Other
	Company	Third Party
	Obligations	Obligations	Total
(millions of dollars)
Total guarantees	$7,311	$1,680	$8,991

The Corporation and certain of its consolidated subsidiaries were contingently liable at March 31, 2009, for $8,991 million, primarily relating to guarantees for notes, loans and performance under contracts.  Included in this amount were guarantees by consolidated affiliates of $7,311 million, for ExxonMobil’s share of obligations of certain equity companies.  These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition.  The Corporation's outstanding unconditional purchase obligations at March 31, 2009, were similar to those at the prior year-end period.  Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

4.

Comprehensive Income

	Three Months Ended
	March 31,
	2009	2008
	(millions of dollars)

Net income including noncontrolling interests	$4,702	$11,172
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	(1,411)	1,712
Postretirement benefits reserves adjustment
(excluding amortization)	(42)	(140)
Amortization of postretirement benefits reserves
adjustment included in net periodic benefit costs	350	189
Comprehensive income including noncontrolling interests	3,599	12,933
Comprehensive income attributable to
noncontrolling interests	18	528
Comprehensive income attributable to ExxonMobil	$3,581	$12,405

5.

Earnings Per Share

	Three Months Ended
	March 31,
	2009	2008

EARNINGS PER COMMON SHARE
Net income attributable to ExxonMobil (millions of dollars)	$4,550	$10,890

Weighted average number of common shares
outstanding (millions of shares)	4,937	5,343

Earnings per common share (dollars)	$0.92	$2.03

EARNINGS PER COMMON SHARE
- ASSUMING DILUTION
Net income attributable to ExxonMobil (millions of dollars)	$4,550	$10,890

Weighted average number of common shares
outstanding (millions of shares)	4,937	5,343
Effect of employee stock-based awards	22	36
Weighted average number of common shares
outstanding - assuming dilution	4,959	5,379

Earnings per common share
- assuming dilution (dollars)	$0.92	$2.02

6.

Pension and Other Postretirement Benefits

	Three Months Ended
	March 31,
	2009	2008
	(millions of dollars)
Pension Benefits - U.S.
Components of net benefit cost
Service cost	$103	$95
Interest cost	202	182
Expected return on plan assets	(164)	(229)
Amortization of actuarial loss/(gain)
and prior service cost	173	59
Net pension enhancement and
curtailment/settlement cost	121	44
Net benefit cost	$435	$151

Pension Benefits - Non-U.S.
Components of net benefit cost
Service cost	$103	$113
Interest cost	261	301
Expected return on plan assets	(205)	(318)
Amortization of actuarial loss/(gain)
and prior service cost	167	101
Net pension enhancement and
curtailment/settlement cost	0	0
Net benefit cost	$326	$197

Other Postretirement Benefits
Components of net benefit cost
Service cost	$27	$29
Interest cost	110	108
Expected return on plan assets	(16)	(12)
Amortization of actuarial loss/(gain)
and prior service cost	71	84
Net benefit cost	$192	$209

7.

Disclosures about Segments and Related Information

	Three Months Ended
	March 31,
	2009	2008
	(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	$360	$1,631
Non-U.S.	3,143	7,154
Downstream
United States	352	398
Non-U.S.	781	768
Chemical
United States	83	284
Non-U.S.	267	744
All other	(436)	(89)
Corporate total	$4,550	$10,890

SALES AND OTHER OPERATING REVENUE (1)
Upstream
United States	$821	$1,764
Non-U.S.	5,176	8,399
Downstream
United States	15,193	28,458
Non-U.S.	35,985	64,517
Chemical
United States	1,848	3,652
Non-U.S.	3,103	6,429
All other	2	4
Corporate total	$62,128	$113,223

(1) Includes sales-based taxes

INTERSEGMENT REVENUE
Upstream
United States	$1,204	$2,561
Non-U.S.	6,576	14,881
Downstream
United States	1,669	3,861
Non-U.S.	6,879	16,543
Chemical
United States	1,221	2,428
Non-U.S.	1,284	2,432
All other	71	67

8.

Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the deferred interest debentures due 2012 ($1,979 million long-term at March 31, 2009) and the debt securities due 2009-2011 ($26 million long-term and $13 million short-term) of SeaRiver Maritime Financial Holdings, Inc., a 100 percent owned subsidiary of Exxon Mobil Corporation.

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

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for three months ended March 31, 2009
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$2,167	$-	$59,961	$-	$62,128
Income from equity affiliates	4,752	7	1,450	(4,739)	1,470
Other income	145	-	285	-	430
Intercompany revenue	5,865	1	52,635	(58,501)	-
Total revenues and other income	12,929	8	114,331	(63,240)	64,028
Costs and other deductions
Crude oil and product purchases	5,074	-	77,851	(55,131)	27,794
Production and manufacturing expenses	1,966	-	7,294	(1,281)	7,979
Selling, general and administrative expenses	658	-	2,968	(178)	3,448
Depreciation and depletion	367	-	2,426	-	2,793
Exploration expenses, including dry holes	55	-	296	-	351
Interest expense	361	55	1,622	(1,931)	107
Sales-based taxes	-	-	5,906	-	5,906
Other taxes and duties	9	-	7,791	-	7,800
Total costs and other deductions	8,490	55	106,154	(58,521)	56,178
Income before income taxes	4,439	(47)	8,177	(4,719)	7,850
Income taxes	(111)	(20)	3,279	-	3,148
Net income including noncontrolling interests	4,550	(27)	4,898	(4,719)	4,702
Net income attributable to noncontrolling interests	-	-	152	-	152
Net income attributable to ExxonMobil	$4,550	$(27)	$4,746	$(4,719)	$4,550

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for three months ended March 31, 2008
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$4,515	$-	$108,708	$-	$113,223
Income from equity affiliates	11,068	1	2,798	(11,058)	2,809
Other income	25	-	797	-	822
Intercompany revenue	11,600	17	112,600	(124,217)	-
Total revenues and other income	27,208	18	224,903	(135,275)	116,854
Costs and other deductions
Crude oil and product purchases	11,850	-	167,242	(118,121)	60,971
Production and manufacturing expenses	1,911	-	8,329	(1,347)	8,893
Selling, general and administrative expenses	702	-	3,313	(213)	3,802
Depreciation and depletion	393	-	2,711	-	3,104
Exploration expenses, including dry holes	79	-	263	-	342
Interest expense	1,194	53	3,510	(4,627)	130
Sales-based taxes	-	-	8,432	-	8,432
Other taxes and duties	15	-	10,691	-	10,706
Total costs and other deductions	16,144	53	204,491	(124,308)	96,380
Income before income taxes	11,064	(35)	20,412	(10,967)	20,474
Income taxes	174	(12)	9,140	-	9,302
Net income including noncontrolling interests	10,890	(23)	11,272	(10,967)	11,172
Net income attributable to noncontrolling interests	-	-	282	-	282
Net income attributable to ExxonMobil	$10,890	$(23)	$10,990	$(10,967)	$10,890

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated balance sheet as of March 31, 2009
Cash and cash equivalents	$550	$-	$24,422	$-	$24,972
Marketable securities	-	-	168	-	168
Notes and accounts receivable - net	2,501	15	21,559	(1,133)	22,942
Inventories	1,407	-	11,310	-	12,717
Other current assets	483	-	3,536	-	4,019
Total current assets	4,941	15	60,995	(1,133)	64,818
Property, plant and equipment - net	17,117	-	105,107	-	122,224
Investments and other assets	206,330	476	452,964	(624,321)	35,449
Intercompany receivables	6,817	2,208	426,389	(435,414)	-
Total assets	$235,205	$2,699	$1,045,455	$(1,060,868)	$222,491

Notes and loan payables	$41	$13	$2,109	$-	$2,163
Accounts payable and accrued liabilities	3,264	-	35,204	-	38,468
Income taxes payable	-	-	10,007	(1,133)	8,874
Total current liabilities	3,305	13	47,320	(1,133)	49,505
Long-term debt	279	2,005	4,757	-	7,041
Postretirement benefits reserves	11,989	-	8,462	-	20,451
Deferred income tax liabilities	42	171	19,850	-	20,063
Other long-term liabilities	5,175	-	8,878	-	14,053
Intercompany payables	107,412	382	327,620	(435,414)	-
Total liabilities	128,202	2,571	416,887	(436,547)	111,113

Earnings reinvested	268,249	(591)	121,430	(120,839)	268,249
Other ExxonMobil equity	(161,246)	719	502,763	(503,482)	(161,246)
ExxonMobil share of equity	107,003	128	624,193	(624,321)	107,003
Noncontrolling interests	-	-	4,375	-	4,375
Total equity	107,003	128	628,568	(624,321)	111,378
Total liabilities and equity	$235,205	$2,699	$1,045,455	$(1,060,868)	$222,491

Condensed consolidated balance sheet as of December 31, 2008
Cash and cash equivalents	$4,011	$-	$27,426	$-	$31,437
Marketable securities	-	-	570	-	570
Notes and accounts receivable - net	2,486	3	23,224	(1,011)	24,702
Inventories	1,253	-	10,393	-	11,646
Other current assets	348	-	3,563	-	3,911
Total current assets	8,098	3	65,176	(1,011)	72,266
Property, plant and equipment - net	16,939	-	104,407	-	121,346
Investments and other assets	202,471	469	456,237	(624,737)	34,440
Intercompany receivables	10,026	2,057	432,902	(444,985)	-
Total assets	$237,534	$2,529	$1,058,722	$(1,070,733)	$228,052

Notes and loan payables	$7	$13	$2,380	$-	$2,400
Accounts payable and accrued liabilities	3,352	-	33,291	-	36,643
Income taxes payable	-	-	11,068	(1,011)	10,057
Total current liabilities	3,359	13	46,739	(1,011)	49,100
Long-term debt	279	1,951	4,795	-	7,025
Postretirement benefits reserves	11,653	-	9,076	-	20,729
Deferred income tax liabilities	120	178	19,428	-	19,726
Other long-term liabilities	5,175	-	8,774	-	13,949
Intercompany payables	103,983	382	340,620	(444,985)	-
Total liabilities	124,569	2,524	429,432	(445,996)	110,529

Earnings reinvested	265,680	(564)	116,805	(116,241)	265,680
Other ExxonMobil equity	(152,715)	569	507,927	(508,496)	(152,715)
ExxonMobil share of equity	112,965	5	624,732	(624,737)	112,965
Noncontrolling interests	-	-	4,558	-	4,558
Total equity	112,965	5	629,290	(624,737)	117,523
Total liabilities and equity	$237,534	$2,529	$1,058,722	$(1,070,733)	$228,052

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated statement of cash flows for three months ended March 31, 2009
Cash provided by/(used in) operating activities	$421	$1	$8,609	$(121)	$8,910
Cash flows from investing activities
Additions to property, plant and equipment	(542)	-	(4,131)	-	(4,673)
Sales of long-term assets	32	-	109	-	141
Net intercompany investing	6,306	(151)	(6,477)	322	-
All other investing, net	-	-	(208)	-	(208)
Net cash provided by/(used in) investing activities	5,796	(151)	(10,707)	322	(4,740)
Cash flows from financing activities
Additions to long-term debt	-	-	22	-	22
Reductions in long-term debt	-	-	(11)	-	(11)
Additions/(reductions) in short-term debt - net	34	-	(237)	-	(203)
Cash dividends	(1,981)	-	(121)	121	(1,981)
Net ExxonMobil shares sold/(acquired)	(7,731)	-	-	-	(7,731)
Net intercompany financing activity	-	-	172	(172)	-
All other financing, net	-	150	(201)	(150)	(201)
Net cash provided by/(used in) financing activities	(9,678)	150	(376)	(201)	(10,105)
Effects of exchange rate changes on cash	-	-	(530)	-	(530)
Increase/(decrease) in cash and cash equivalents	$(3,461)	$-	$(3,004)	$-	$(6,465)

Condensed consolidated statement of cash flows for three months ended March 31, 2008
Cash provided by/(used in) operating activities	$1,400	$13	$20,552	$(545)	$21,420
Cash flows from investing activities
Additions to property, plant and equipment	(352)	-	(3,627)	-	(3,979)
Sales of long-term assets	20	-	393	-	413
Net intercompany investing	9,046	(114)	(9,093)	161	-
All other investing, net	-	-	(734)	-	(734)
Net cash provided by/(used in) investing activities	8,714	(114)	(13,061)	161	(4,300)
Cash flows from financing activities
Additions to long-term debt	-	-	35	-	35
Reductions in long-term debt	-	-	(46)	-	(46)
Additions/(reductions) in short-term debt - net	-	-	190	-	190
Cash dividends	(1,879)	-	(545)	545	(1,879)
Net ExxonMobil shares sold/(acquired)	(9,334)	-	-	-	(9,334)
Net intercompany financing activity	-	1	60	(61)	-
All other financing, net	-	100	(319)	(100)	(319)
Net cash provided by/(used in) financing activities	(11,213)	101	(625)	384	(11,353)
Effects of exchange rate changes on cash	-	-	1,165	-	1,165
Increase/(decrease) in cash and cash equivalents	$(1,099)	$-	$8,031	$-	$6,932

EXXON MOBIL CORPORATION

Item 2.

Management's Discussion and Analysis of Financial Condition

and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	First Three Months
Earnings (U.S. GAAP)	2009	2008
	(millions of dollars)
Upstream
United States	$360	$1,631
Non-U.S.	3,143	7,154
Downstream
United States	352	398
Non-U.S.	781	768
Chemical
United States	83	284
Non-U.S.	267	744
Corporate and financing	(436)	(89)
Net Income attributable to ExxonMobil (U.S. GAAP)	$4,550	$10,890

Earnings per common share (dollars)	$0.92	$2.03
Earnings per common share
- assuming dilution (dollars)	$0.92	$2.02

References in this discussion to total corporate earnings mean net income attributable to

ExxonMobil (U.S. GAAP) from the income statement.  Unless otherwise indicated, references to earnings, Upstream, Downstream, Chemical and Corporate and Financing segment earnings,

and earnings per share are ExxonMobil's share after excluding amounts attributable to noncontrolling interests.

REVIEW OF FIRST QUARTER 2009 RESULTS

Exxon Mobil Corporation reported first quarter 2009 earnings of $4,550 million, down 58 percent from the first quarter of 2008.  Earnings per share of $0.92 were down 54 percent reflecting lower earnings and the benefit of the share purchase program.  ExxonMobil posted solid first quarter results despite the slowdown in the global marketplace and sharply lower commodity prices.  The Corporation returned significant cash to shareholders in the first quarter, distributing a total of $9.0 billion through dividends and share purchases to reduce shares outstanding.

	First Three Months
	2009	2008
	(millions of dollars)
Upstream earnings
United States	$360	$1,631
Non-U.S.	3,143	7,154
Total	$3,503	$8,785

Upstream earnings were $3,503 million, down $5,282 million from the first quarter of 2008.  Lower crude oil realizations reduced earnings approximately $4.4 billion while lower natural gas prices decreased earnings about $500 million.  Higher operating expenses reduced earnings about $300 million.

On an oil-equivalent basis, production was up slightly from the first quarter of 2008.  Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, production was up 2 percent.

Liquids production totaled 2,475 kbd (thousands of barrels per day), up 7 kbd from the first quarter of 2008.  Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, liquids production was up 3 percent, as increased production from projects in west Africa, the United States and the North Sea, and lower maintenance activity more than offset natural field decline.

First quarter natural gas production was 10,195 mcfd (millions of cubic feet per day), down 34 mcfd from 2008.   New production volumes from project additions in Qatar, the North Sea, and Malaysia were offset by natural field decline and lower European demand.

Earnings from U.S. Upstream operations were $360 million, $1,271 million lower than the first quarter of 2008.  Non-U.S. Upstream earnings were $3,143 million, down $4,011 million from last year.

	First Three Months
	2009	2008
	(millions of dollars)
Downstream earnings
United States	$352	$398
Non-U.S.	781	768
Total	$1,133	$1,166

Downstream earnings of $1,133 million were down $33 million from the first quarter of 2008.  Volume and mix effects reduced earnings about $400 million, while unfavorable foreign exchange impacts and higher operating expenses decreased earnings about $300 million.  Higher margins increased earnings about $700 million.  Petroleum product sales of 6,434 kbd were 387 kbd lower than last year's first quarter, mainly reflecting asset sales and lower demand.

U.S. Downstream earnings were $352 million, down $46 million from the first quarter of 2008.  Non-U.S. Downstream earnings of $781 million were $13 million higher than last year.

	First Three Months
	2009	2008
	(millions of dollars)
Chemical earnings
United States	$83	$284
Non-U.S.	267	744
Total	$350	$1,028

Chemical earnings of $350 million were $678 million lower than the first quarter of 2008.  Lower volumes and lower margins each reduced earnings approximately $300 million.  Unfavorable foreign exchange effects also reduced earnings.  First quarter prime product sales of 5,527 kt (thousands of metric tons) were 1,051 kt lower than the prior year due to lower demand.

	First Three Months
	2009	2008
	(millions of dollars)

Corporate and financing earnings	$(436)	$(89)

Corporate and financing expenses of $436 million increased by $347 million due overall to net lower interest income.

LIQUIDITY AND CAPITAL RESOURCES

	First Three Months
	2009	2008
	(millions of dollars)
Net cash provided by/(used in)
Operating activities	$8,910	$21,420
Investing activities	(4,740)	(4,300)
Financing activities	(10,105)	(11,353)
Effect of exchange rate changes	(530)	1,165
Increase/(decrease) in cash and cash equivalents	$(6,465)	$6,932

Cash and cash equivalents (at end of period)	$24,972	$40,913

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	$8,910	$21,420
Sales of subsidiaries, investments and property,
plant and equipment	141	413
Cash flow from operations and asset sales	$9,051	$21,833

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider asset sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities.

Total cash and cash equivalents of $25.0 billion at the end of the first quarter of 2009 compared to $40.9 billion at the end of the first quarter of 2008.

Cash provided by operating activities totaled $8,910 million for the first three months of 2009, $12,510 million lower than 2008.  The major source of funds was net income including noncontrolling interests of $4,702 million, adjusted for the noncash provision of $2,793 million for depreciation and depletion, both of which decreased.  The effects of changing prices on the timing of payments of accounts and other payables added to cash provided by operating activities.  For additional details, see the Condensed Consolidated Statement of Cash Flows on page 5.

Investing activities for the first three months of 2009 used net cash of $4,740 million compared to $4,300 million in the prior year.  Spending for additions to property, plant and equipment increased $694 million to $4,673 million.  Proceeds from asset divestments of $141 million in 2009 were lower.

Cash flow from operations and asset sales in the first three months of 2009 of $9.1 billion, including asset sales of $0.1 billion, decreased $12.8 billion from the comparable 2008 period.

Net cash used in financing activities of $10,105 million in the first three months of 2009 was $1,248 million lower reflecting a lower level of purchases of shares of ExxonMobil stock.

During the first quarter of 2009, Exxon Mobil Corporation purchased 107 million shares of its common stock for the treasury at a gross cost of $7.9 billion.  These purchases included $7.0 billion to reduce the number of shares outstanding, with the balance used to offset shares issued in conjunction with the company's benefit plans and programs.  Shares outstanding were reduced from 4,976 million at the end of the fourth quarter to 4,880 million at the end of the first quarter.  Share purchases to reduce shares outstanding are currently anticipated to equal $5.0 billion through the second quarter of 2009.  Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed a total of $9.0 billion to shareholders during the quarter through dividends and share purchases to reduce shares outstanding compared to $9.9 billion in the first quarter of 2008.

Total debt of $9.2 billion at March 31, 2009, compared to $9.4 billion at year-end 2008.  The Corporation's debt to total capital ratio was 7.6 percent at the end of the first quarter of 2009 compared to 7.4 percent at year-end 2008.

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

TAXES

	First Three Months
	2009	2008
	(millions of dollars)

Income taxes	$3,148	$9,302
Sales-based taxes	5,906	8,432
All other taxes and duties	8,589	11,607
Total	$17,643	$29,341

Effective income tax rate	45%	48%

Income, sales-based and all other taxes and duties for the first quarter of 2009 of $17,643 million were lower than 2008.  In the first quarter of 2009 income tax expense declined to $3,148 million reflecting the lower level of earnings and the effective income tax rate was 45 percent, compared to $9,302 million and 48 percent, respectively, in the prior year period.  Sales-based taxes and all other taxes and duties decreased in 2009 reflecting lower prices and foreign exchange effects.

CAPITAL AND EXPLORATION EXPENDITURES

	First Three Months
	2009	2008
	(millions of dollars)

Upstream (including exploration expenses)	$4,366	$4,095
Downstream	646	827
Chemical	758	566
Other	4	3
Total	$5,774	$5,491

In spite of the dramatic changes to the global economic environment, ExxonMobil is maintaining its long-term focus and disciplined approach to capital investment.  In the first quarter, capital and exploration project spending increased to $5.8 billion, up 5% from last year.

We are committed to investing in our world-class inventory of projects to develop new energy supplies which are vital to economic growth.  Capital and exploration expenditures for full year 2008 were $26.1 billion and are expected to range from $25 billion to $30 billion for the next several years.  Actual spending could vary depending on the progress of individual projects.

FORWARD-LOOKING STATEMENTS

Statements in this report relating to future plans, projections, events or conditions are forward-looking statements.  Actual results, including project plans, costs, timing, and capacities; capital expenditures; and share purchase levels, could differ materially due to factors including: changes in long-term oil or gas prices or other market conditions affecting the oil and gas industry; completion of repair projects as planned; unforeseen technical difficulties; political events or disturbances; reservoir performance; the outcome of commercial negotiations; wars and acts of terrorism or sabotage; changes in technical or operating conditions; and other factors discussed under the heading "Factors Affecting Future Results" on our website and in Item 1A of ExxonMobil's 2008 Form 10-K.  We assume no duty to update these statements as of any future date.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2009, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2008.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of March 31, 2009.  Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes during the Corporation's last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Wyoming Department of Environmental Quality (WDEQ) has alleged certain violations of the state air permitting and state and federal air quality regulations associated with the operation of the three AGI cogeneration turbines located at the ExxonMobil Shute Creek Treatment Facility in LaBarge, Wyoming.  A notice of violation was issued on September 21, 2007, but no other formal complaint has been filed.  In discussions during the first quarter of 2009, WDEQ indicated that it will seek corrective action and penalties in excess of $100,000 to resolve the matter.

Regarding six previously reported matters involving the Corporation's Baytown Refinery; Baytown Chemical Plant and Baytown Olefins Plant, and ExxonMobil Oil Corporation's Beaumont Refinery, the Texas Commission on Environmental Quality (TCEQ) has entered into an agreement with the Corporation and ExxonMobil Oil Corporation to consolidate and resolve these matters along with fifteen other similar actions.  Each of the actions alleges exceedances of facility air permits and/or violations of applicable air regulations.  The proposed settlement amount is $602,801, half to be paid as a civil penalty and half in the form of a supplemental environmental project.  It is anticipated that this final settlement will be approved by the TCEQ Commissioners in the third quarter of 2009.

Refer to the relevant portions of note 3 on pages 6 and 7 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended March 31, 2009

			Total Number of	Maximum Number
			Shares Purchased	Of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

January, 2009	35,463,703	$78.30	35,463,703

February, 2009	33,395,889	$74.44	33,395,889

March, 2009	38,414,472	$67.42	38,414,472

Total	107,274,064	$73.20	107,274,064	(See Note 1)

Note 1 --

On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding.  The announcement did not specify an amount or expiration date.  The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases.  In its most recent earnings release dated April 30, 2009, the Corporation stated that share purchases to reduce shares outstanding are anticipated to equal $5.0 billion in the second quarter of 2009.  Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

Item 6.  Exhibits

Exhibit

Description

10(iii)(f.1)

2004 Non-Employee Director Restricted Stock Plan.

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

EXXON MOBIL CORPORATION

Date: May 5, 2009

By:   /s/  Patrick T. Mulva

        Name:  Patrick T. Mulva

        Title:     Vice President, Controller and

                      Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit

Description

10(iii)(f.1)

2004 Non-Employee Director Restricted Stock Plan.

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