Form 10-Q
period 2009-06-30
EXXON MOBIL CORP
filed 2009-08-05
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-2256

EXXON MOBIL CORPORATION

(Exact name of registrant as specified in its charter)

NEW JERSEY	13-5409005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5959 Las Colinas Boulevard, Irving, Texas	75039-2298
(Address of principal executive offices)	(Zip Code)

(972) 444-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2009
Common stock, without par value	4,805,790,141

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES AND OTHER INCOME
Sales and other operating revenue (1)	$72,167	$133,776	$134,295	$246,999
Income from equity affiliates	1,583	2,983	3,053	5,792
Other income (2)	707	1,313	1,137	2,135

Total revenues and other income	74,457	138,072	138,485	254,926

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases	36,903	76,695	64,697	137,666
Production and manufacturing expenses	8,029	10,066	16,008	18,959
Selling, general and administrative expenses	3,519	4,389	6,967	8,191
Depreciation and depletion	3,004	3,090	5,797	6,194
Exploration expenses, including dry holes	490	338	841	680
Interest expense	343	107	450	237
Sales-based taxes (1)	6,216	9,538	12,122	17,970
Other taxes and duties	8,436	11,418	16,236	22,124

Total costs and other deductions	66,940	115,641	123,118	212,021

Income before income taxes	7,517	22,431	15,367	42,905
Income taxes	3,571	10,526	6,719	19,828

Net income including noncontrolling interests	3,946	11,905	8,648	23,077
Net income/(loss) attributable to noncontrolling interests	(4)	225	148	507

Net income attributable to ExxonMobil	$3,950	$11,680	$8,500	$22,570

Earnings per common share (dollars)	$0.82	$2.24	$1.74	$4.27

Earnings per common share - assuming dilution (dollars)	$0.81	$2.22	$1.73	$4.24

Dividends per common share (dollars)	$0.42	$0.40	$0.82	$0.75

(1) Sales-based taxes included in sales and other operating revenue	$6,216	$9,538	$12,122	$17,970

(2) Includes $62 million gain from sale of non-U.S. investment, net of related $143 million foreign exchange loss	$0	$(81)	$0	$(81)

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)

	June 30, 2009	Dec. 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$15,576	$31,437
Marketable securities	153	570
Notes and accounts receivable - net	26,862	24,702
Inventories
Crude oil, products and merchandise	9,855	9,331
Materials and supplies	2,586	2,315
Other current assets	4,464	3,911

Total current assets	59,496	72,266
Investments, advances and long-term assets	30,358	28,556
Property, plant and equipment - net	127,861	121,346
Other assets, including intangibles, net	6,946	5,884

Total assets	$224,661	$228,052

LIABILITIES
Current liabilities
Notes and loans payable	$2,157	$2,400
Accounts payable and accrued liabilities	41,895	36,643
Income taxes payable	7,562	10,057

Total current liabilities	51,614	49,100
Long-term debt	7,117	7,025
Postretirement benefits reserves	18,287	20,729
Deferred income tax liabilities	21,880	19,726
Other long-term liabilities	14,610	13,949

Total liabilities	113,508	110,529

Commitments and contingencies (note 3)

EQUITY
Common stock, without par value:
Authorized: 9,000 million shares
Issued: 8,019 million shares	5,260	5,314
Earnings reinvested	270,160	265,680
Accumulated other comprehensive income
Cumulative foreign exchange translation adjustment	2,676	1,146
Postretirement benefits reserves adjustment	(10,925)	(11,077)
Common stock held in treasury:
3,213 million shares at June 30, 2009	(160,579)
3,043 million shares at December 31, 2008		(148,098)

ExxonMobil share of equity	106,592	112,965
Noncontrolling interests	4,561	4,558

Total equity	111,153	117,523

Total liabilities and equity	$224,661	$228,052

The number of shares of common stock issued and outstanding at June 30, 2009 and December 31, 2008 were 4,805,790,141 and 4,976,055,639, respectively.

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$8,648	$23,077
Depreciation and depletion	5,797	6,194
Changes in operational working capital, excluding cash and debt	(992)	7,286
All other items - net	(2,346)	(1,719)

Net cash provided by operating activities	11,107	34,838

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(10,238)	(8,851)
Sales of subsidiaries, investments, and property, plant and equipment	911	1,572
Other investing activities - net	(386)	(1,489)

Net cash used in investing activities	(9,713)	(8,768)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	145	36
Reductions in long-term debt	(20)	(53)
Additions/(reductions) in short-term debt - net	(350)	(215)
Cash dividends to ExxonMobil shareholders	(4,020)	(3,977)
Cash dividends to noncontrolling interests	(133)	(215)
Changes in noncontrolling interests	(124)	(142)
Tax benefits related to stock-based awards	55	150
Common stock acquired	(13,098)	(18,226)
Common stock sold	185	438

Net cash used in financing activities	(17,360)	(22,204)

Effects of exchange rate changes on cash	105	1,121

Increase/(decrease) in cash and cash equivalents	(15,861)	4,987
Cash and cash equivalents at beginning of period	31,437	33,981

Cash and cash equivalents at end of period	$15,576	$38,968

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$8,540	$15,927
Cash interest paid	$195	$337

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Financial Statement Preparation

These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Corporation’s 2008 Annual Report on Form 10-K. In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. Subsequent events have been evaluated through August 5, 2009, the date the financial statements were issued. The Corporation’s exploration and production activities are accounted for under the “successful efforts” method.

2.	Accounting Changes

Effective January 1, 2009, ExxonMobil adopted the Financial Accounting Standards Board’s (FASB) Statement No. 157 (FAS 157), “Fair Value Measurements” for nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. FAS 157 defines fair value, establishes a framework for measuring fair value when an entity is required to use a fair value measure for recognition or disclosure purposes and expands the disclosures about fair value measures. The adoption did not have a material impact on the Corporation’s financial statements. The Corporation previously adopted FAS 157 for financial assets and liabilities that are measured at fair value and for nonfinancial assets and liabilities that are measured at fair value on a recurring basis.

Effective January 1, 2009, ExxonMobil adopted Financial Accounting Standards Board’s (FASB) Statement No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.” FAS 160 changed the accounting and reporting for minority interests, which were recharacterized as noncontrolling interests and classified as a component of equity. FAS 160 required retrospective adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of FAS 160 will be applied prospectively. The adoption of FAS 160 did not have a material impact on the Corporation’s financial statements.

Effective January 1, 2009, ExxonMobil adopted the Financial Accounting Standards Board’s Staff Position (FSP) on the Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” The FSP required that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation. Prior-year EPS numbers have been adjusted retrospectively on a consistent basis with 2009 reporting. This standard did not affect the consolidated financial position or results of operations.

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

A number of lawsuits, including class actions, were brought in various courts against Exxon Mobil Corporation and certain of its subsidiaries relating to the accidental release of crude oil from the tanker Exxon Valdez in 1989. All the compensatory claims have been resolved and paid. All of the punitive damage claims were consolidated in the civil trial that began in 1994. On June 25, 2008, the U.S. Supreme Court vacated the $2.5 billion punitive damage award previously entered by the Ninth Circuit Court of Appeals and remanded the case to the Circuit Court with an instruction that punitive damages in the case may not exceed a maximum amount of $507.5 million. The parties filed briefs in the Ninth Circuit Court of Appeals on the issue of post-judgment interest and recovery of costs. Exxon Mobil Corporation recorded total after-tax charges of $460 million in 2008 reflecting an estimate of the resolution of these issues.

On June 15, 2009, the U. S. Court of Appeals for the Ninth Circuit awarded plaintiffs in the Valdez litigation interest on the $507.5 million punitive damages award from the date of the original trial court judgment in 1996. The Court also denied the Corporation’s claims to recover up to $70 million in appeal costs. An after-tax charge of $140 million was recorded in the second quarter of 2009 to reflect the Court’s decision.

Other Contingencies

	As of June 30, 2009
	Equity Company Obligations	Other Third Party Obligations	Total
	(millions of dollars)
Total guarantees	$6,599	$1,985	$8,584

The Corporation and certain of its consolidated subsidiaries were contingently liable at June 30, 2009, for $8,584 million, primarily relating to guarantees for notes, loans and performance under contracts. Included in this amount were guarantees by consolidated affiliates of $6,599 million, for ExxonMobil’s share of obligations of certain equity companies. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation’s outstanding unconditional purchase obligations at June 30, 2009, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

4.	Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(millions of dollars)
Net income including noncontrolling interests	$3,946	$11,905	$8,648	$23,077
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	3,035	(110)	1,624	1,602
Adjustment for foreign exchange translation loss included in net income	0	171	0	171
Postretirement benefits reserves adjustment (excluding amortization)	(492)	(107)	(534)	(247)
Amortization of postretirement benefits reserves adjustment included in net periodic benefit costs	354	186	704	375

Comprehensive income including noncontrolling interests	6,843	12,045	10,442	24,978
Comprehensive income attributable to noncontrolling interests	242	22	260	550

Comprehensive income attributable to ExxonMobil	$6,601	$12,023	$10,182	$24,428

5.	Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
EARNINGS PER COMMON SHARE
Net income attributable to ExxonMobil (millions of dollars)	$3,950	$11,680	$8,500	$22,570

Weighted average number of common shares outstanding (millions of shares)	4,851	5,248	4,896	5,296

Earnings per common share (dollars)	$0.82	$2.24	$1.74	$4.27

EARNINGS PER COMMON SHARE - ASSUMING DILUTION
Net income attributable to ExxonMobil (millions of dollars)	$3,950	$11,680	$8,500	$22,570

Weighted average number of common shares outstanding (millions of shares)	4,851	5,248	4,896	5,296
Effect of employee stock-based awards	20	33	20	33

Weighted average number of common shares outstanding - assuming dilution	4,871	5,281	4,916	5,329

Earnings per common share - assuming dilution (dollars)	$0.81	$2.22	$1.73	$4.24

6.	Pension and Other Postretirement Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(millions of dollars)
Pension Benefits - U.S.
Components of net benefit cost
Service cost	$106	$96	$209	$191
Interest cost	202	182	404	364
Expected return on plan assets	(164)	(229)	(328)	(458)
Amortization of actuarial loss/(gain) and prior service cost	174	59	347	118
Net pension enhancement and curtailment/settlement cost	121	43	242	87

Net benefit cost	$439	$151	$874	$302

Pension Benefits - Non-U.S.
Components of net benefit cost
Service cost	$100	$114	$203	$227
Interest cost	275	305	536	606
Expected return on plan assets	(216)	(317)	(421)	(635)
Amortization of actuarial loss/(gain) and prior service cost	177	109	344	210
Net pension enhancement and curtailment/settlement cost	0	2	0	2

Net benefit cost	$336	$213	$662	$410

Other Postretirement Benefits
Components of net benefit cost
Service cost	$23	$28	$50	$57
Interest cost	104	129	214	237
Expected return on plan assets	(2)	(22)	(18)	(34)
Amortization of actuarial loss/(gain) and prior service cost	58	72	129	156

Net benefit cost	$183	$207	$375	$416

7.	Financial Instruments and Derivatives

The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is of significance is long-term debt. The estimated fair value of total long-term debt, including capitalized lease obligations, was $7.8 billion and $7.6 billion, at June 30, 2009 and December 31, 2008, respectively, as compared to recorded book values of $7.1 billion and $7.0 billion at June 30, 2009 and December 31, 2008, respectively.

The estimated fair value of derivatives outstanding and recorded on the balance sheet was a net payable of $122 million and a net receivable of $118 million on June 30, 2009 and December 31, 2008, respectively. The Corporation would have paid or received this amount from third parties if these derivatives had been settled in the open market based on observable market inputs.

The fair value of derivatives outstanding at June 30, 2009, is immaterial in relation to total assets of $225 billion or net income attributable to ExxonMobil for the six months ended June 30, 2009, of $8.5 billion.

8.	Disclosures about Segments and Related Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	$813	$2,034	$1,173	$3,665
Non-U.S.	2,999	7,978	6,142	15,132
Downstream
United States	(15)	293	337	691
Non-U.S.	527	1,265	1,308	2,033
Chemical
United States	79	102	162	386
Non-U.S.	288	585	555	1,329
All other	(741)	(577)	(1,177)	(666)

Corporate total	$3,950	$11,680	$8,500	$22,570

SALES AND OTHER OPERATING REVENUE (1)
Upstream
United States	$753	$2,010	$1,574	$3,774
Non-U.S.	5,101	8,989	10,277	17,388
Downstream
United States	18,853	36,066	34,046	64,524
Non-U.S.	41,238	75,667	77,223	140,184
Chemical
United States	2,317	4,170	4,165	7,822
Non-U.S.	3,897	6,870	7,000	13,299
All other	8	4	10	8

Corporate total	$72,167	$133,776	$134,295	$246,999

(1) Includes sales-based taxes

INTERSEGMENT REVENUE
Upstream
United States	$1,615	$3,072	$2,819	$5,633
Non-U.S.	7,250	17,260	13,826	32,141
Downstream
United States	2,568	5,241	4,237	9,102
Non-U.S.	9,525	21,406	16,404	37,949
Chemical
United States	1,834	3,177	3,055	5,605
Non-U.S.	1,647	2,670	2,931	5,102
All other	72	71	143	138

9.	Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the deferred interest debentures due 2012 ($2,034 million long-term at June 30, 2009) and the debt securities due 2009-2011 ($26 million long-term and $13 million short-term) of SeaRiver Maritime Financial Holdings, Inc., a 100 percent owned subsidiary of Exxon Mobil Corporation.

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

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated statement of income for three months ended June 30, 2009
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$2,633	$—	$69,534	$—	$72,167
Income from equity affiliates	4,271	(3)	1,560	(4,245)	1,583
Other income	440	—	267	—	707
Intercompany revenue	7,441	1	64,665	(72,107)	—

Total revenues and other income	14,785	(2)	136,026	(76,352)	74,457

Costs and other deductions
Crude oil and product purchases	7,511	—	98,426	(69,034)	36,903
Production and manufacturing expenses	1,913	—	7,458	(1,342)	8,029
Selling, general and administrative expenses	560	—	3,128	(169)	3,519
Depreciation and depletion	361	—	2,643	—	3,004
Exploration expenses, including dry holes	77	—	413	—	490
Interest expense	597	56	1,272	(1,582)	343
Sales-based taxes	—	—	6,216	—	6,216
Other taxes and duties	(43)	—	8,479	—	8,436

Total costs and other deductions	10,976	56	128,035	(72,127)	66,940

Income before income taxes	3,809	(58)	7,991	(4,225)	7,517
Income taxes	(141)	(21)	3,733	—	3,571

Net income including noncontrolling interests	3,950	(37)	4,258	(4,225)	3,946
Net income attributable to noncontrolling interests	—	—	(4)	—	(4)

Net income attributable to ExxonMobil	$3,950	$(37)	$4,262	$(4,225)	$3,950

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated statement of income for three months ended June 30, 2008
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$5,214	$—	$128,562	$—	$133,776
Income from equity affiliates	11,765	(3)	2,977	(11,756)	2,983
Other income	100	—	1,213	—	1,313
Intercompany revenue	15,052	11	132,434	(147,497)	—

Total revenues and other income	32,131	8	265,186	(159,253)	138,072

Costs and other deductions
Crude oil and product purchases	15,519	—	203,434	(142,258)	76,695
Production and manufacturing expenses	2,293	—	9,210	(1,437)	10,066
Selling, general and administrative expenses	1,194	—	3,401	(206)	4,389
Depreciation and depletion	379	—	2,711	—	3,090
Exploration expenses, including dry holes	67	—	271	—	338
Interest expense	739	52	3,019	(3,703)	107
Sales-based taxes	—	—	9,538	—	9,538
Other taxes and duties	16	—	11,402	—	11,418

Total costs and other deductions	20,207	52	242,986	(147,604)	115,641

Income before income taxes	11,924	(44)	22,200	(11,649)	22,431
Income taxes	244	(15)	10,297	—	10,526

Net income including noncontrolling interests	11,680	(29)	11,903	(11,649)	11,905
Net income attributable to noncontrolling interests	—	—	225	—	225

Net income attributable to ExxonMobil	$11,680	$(29)	$11,678	$(11,649)	$11,680

Condensed consolidated statement of income for six months ended June 30, 2009
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$4,800	$—	$129,495	$—	$134,295
Income from equity affiliates	9,023	4	3,010	(8,984)	3,053
Other income	585	—	552	—	1,137
Intercompany revenue	13,306	2	117,300	(130,608)	—

Total revenues and other income	27,714	6	250,357	(139,592)	138,485

Costs and other deductions
Crude oil and product purchases	12,585	—	176,277	(124,165)	64,697
Production and manufacturing expenses	3,879	—	14,752	(2,623)	16,008
Selling, general and administrative expenses	1,218	—	6,096	(347)	6,967
Depreciation and depletion	728	—	5,069	—	5,797
Exploration expenses, including dry holes	132	—	709	—	841
Interest expense	958	111	2,894	(3,513)	450
Sales-based taxes	—	—	12,122	—	12,122
Other taxes and duties	(34)	—	16,270	—	16,236

Total costs and other deductions	19,466	111	234,189	(130,648)	123,118

Income before income taxes	8,248	(105)	16,168	(8,944)	15,367
Income taxes	(252)	(41)	7,012	—	6,719

Net income including noncontrolling interests	8,500	(64)	9,156	(8,944)	8,648
Net income attributable to noncontrolling interests	—	—	148	—	148

Net income attributable to ExxonMobil	$8,500	$(64)	$9,008	$(8,944)	$8,500

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated statement of income for six months ended June 30, 2008
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$9,729	$—	$237,270	$—	$246,999
Income from equity affiliates	22,833	(2)	5,775	(22,814)	5,792
Other income	125	—	2,010	—	2,135
Intercompany revenue	26,652	28	245,034	(271,714)	—

Total revenues and other income	59,339	26	490,089	(294,528)	254,926

Costs and other deductions
Crude oil and product purchases	27,369	—	370,676	(260,379)	137,666
Production and manufacturing expenses	4,204	—	17,539	(2,784)	18,959
Selling, general and administrative expenses	1,896	—	6,714	(419)	8,191
Depreciation and depletion	772	—	5,422	—	6,194
Exploration expenses, including dry holes	146	—	534	—	680
Interest expense	1,933	105	6,529	(8,330)	237
Sales-based taxes	—	—	17,970	—	17,970
Other taxes and duties	31	—	22,093	—	22,124

Total costs and other deductions	36,351	105	447,477	(271,912)	212,021

Income before income taxes	22,988	(79)	42,612	(22,616)	42,905
Income taxes	418	(27)	19,437	—	19,828

Net income including noncontrolling interests	22,570	(52)	23,175	(22,616)	23,077
Net income attributable to noncontrolling interests	—	—	507	—	507

Net income attributable to ExxonMobil	$22,570	$(52)	$22,668	$(22,616)	$22,570

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated balance sheet as of June 30, 2009
Cash and cash equivalents	$960	$—	$14,616	$—	$15,576
Marketable securities	—	—	153	—	153
Notes and accounts receivable - net	4,129	27	25,275	(2,569)	26,862
Inventories	1,325	—	11,116	—	12,441
Other current assets	482	—	3,982	—	4,464

Total current assets	6,896	27	55,142	(2,569)	59,496
Property, plant and equipment - net	17,502	—	110,359	—	127,861
Investments and other assets	213,132	473	446,136	(622,437)	37,304
Intercompany receivables	8,630	2,208	442,365	(453,203)	—

Total assets	$246,160	$2,708	$1,054,002	$(1,078,209)	$224,661

Notes and loan payables	$10	$13	$2,134	$—	$2,157
Accounts payable and accrued liabilities	3,463	—	38,432	—	41,895
Income taxes payable	—	—	10,131	(2,569)	7,562

Total current liabilities	3,473	13	50,697	(2,569)	51,614
Long-term debt	279	2,060	4,778	—	7,117
Postretirement benefits reserves	9,284	—	9,003	—	18,287
Deferred income tax liabilities	1,260	162	20,458	—	21,880
Other long-term liabilities	5,106	—	9,504	—	14,610
Intercompany payables	120,166	382	332,655	(453,203)	—

Total liabilities	139,568	2,617	427,095	(455,772)	113,508

Earnings reinvested	270,160	(628)	125,625	(124,997)	270,160
Other ExxonMobil equity	(163,568)	719	496,721	(497,440)	(163,568)

ExxonMobil share of equity	106,592	91	622,346	(622,437)	106,592
Noncontrolling interests	—	—	4,561	—	4,561

Total equity	106,592	91	626,907	(622,437)	111,153

Total liabilities and equity	$246,160	$2,708	$1,054,002	$(1,078,209)	$224,661

Condensed consolidated balance sheet as of December 31, 2008
Cash and cash equivalents	$4,011	$—	$27,426	$—	$31,437
Marketable securities	—	—	570	—	570
Notes and accounts receivable - net	2,486	3	23,224	(1,011)	24,702
Inventories	1,253	—	10,393	—	11,646
Other current assets	348	—	3,563	—	3,911

Total current assets	8,098	3	65,176	(1,011)	72,266
Property, plant and equipment - net	16,939	—	104,407	—	121,346
Investments and other assets	202,471	469	456,237	(624,737)	34,440
Intercompany receivables	10,026	2,057	432,902	(444,985)	—

Total assets	$237,534	$2,529	$1,058,722	$(1,070,733)	$228,052

Notes and loan payables	$7	$13	$2,380	$—	$2,400
Accounts payable and accrued liabilities	3,352	—	33,291	—	36,643
Income taxes payable	—	—	11,068	(1,011)	10,057

Total current liabilities	3,359	13	46,739	(1,011)	49,100
Long-term debt	279	1,951	4,795	—	7,025
Postretirement benefits reserves	11,653	—	9,076	—	20,729
Deferred income tax liabilities	120	178	19,428	—	19,726
Other long-term liabilities	5,175	—	8,774	—	13,949
Intercompany payables	103,983	382	340,620	(444,985)	—

Total liabilities	124,569	2,524	429,432	(445,996)	110,529

Earnings reinvested	265,680	(564)	116,805	(116,241)	265,680
Other ExxonMobil equity	(152,715)	569	507,927	(508,496)	(152,715)

ExxonMobil share of equity	112,965	5	624,732	(624,737)	112,965
Noncontrolling interests	—	—	4,558	—	4,558

Total equity	112,965	5	629,290	(624,737)	117,523

Total liabilities and equity	$237,534	$2,529	$1,058,722	$(1,070,733)	$228,052

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated statement of cash flows for six months ended June 30, 2009
Cash provided by/(used in) operating activities	$(2,130)	$1	$13,424	$(188)	$11,107

Cash flows from investing activities
Additions to property, plant and equipment	(1,321)	—	(8,917)	—	(10,238)
Sales of long-term assets	97	—	814	—	911
Net intercompany investing	17,178	(151)	(17,349)	322	—
All other investing, net	—	—	(386)	—	(386)

Net cash provided by/(used in) investing activities	15,954	(151)	(25,838)	322	(9,713)

Cash flows from financing activities
Additions to long-term debt	—	—	145	—	145
Reductions in long-term debt	—	—	(20)	—	(20)
Additions/(reductions) in short-term debt - net	3	—	(353)	—	(350)
Cash dividends	(4,020)	—	(188)	188	(4,020)
Net ExxonMobil shares sold/(acquired)	(12,913)	—	—	—	(12,913)
Net intercompany financing activity	—	—	172	(172)	—
All other financing, net	55	150	(257)	(150)	(202)

Net cash provided by/(used in) financing activities	(16,875)	150	(501)	(134)	(17,360)

Effects of exchange rate changes on cash	—	—	105	—	105

Increase/(decrease) in cash and cash equivalents	$(3,051)	$—	$(12,810)	$—	$(15,861)

Condensed consolidated statement of cash flows for six months ended June 30, 2008
Cash provided by/(used in) operating activities	$22,935	$21	$34,334	$(22,452)	$34,838

Cash flows from investing activities
Additions to property, plant and equipment	(835)	—	(8,016)	—	(8,851)
Sales of long-term assets	98	—	1,474	—	1,572
Net intercompany investing	(2,008)	(122)	1,961	169	—
All other investing, net	—	—	(1,489)	—	(1,489)

Net cash provided by/(used in) investing activities	(2,745)	(122)	(6,070)	169	(8,768)

Cash flows from financing activities
Additions to long-term debt	—	—	36	—	36
Reductions in long-term debt	—	—	(53)	—	(53)
Additions/(reductions) in short-term debt - net	147	—	(362)	—	(215)
Cash dividends	(3,977)	—	(22,452)	22,452	(3,977)
Net ExxonMobil shares sold/(acquired)	(17,788)	—	—	—	(17,788)
Net intercompany financing activity	—	1	68	(69)	—
All other financing, net	150	100	(357)	(100)	(207)

Net cash provided by/(used in) financing activities	(21,468)	101	(23,120)	22,283	(22,204)

Effects of exchange rate changes on cash	—	—	1,121	—	1,121

Increase/(decrease) in cash and cash equivalents	$(1,278)	$—	$6,265	$—	$4,987

EXXON MOBIL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Second Quarter		First Six Months
Earnings (U.S. GAAP)	2009	2008	2009	2008
	(millions of dollars)
Upstream
United States	$813	$2,034	$1,173	$3,665
Non-U.S.	2,999	7,978	6,142	15,132
Downstream
United States	(15)	293	337	691
Non-U.S.	527	1,265	1,308	2,033
Chemical
United States	79	102	162	386
Non-U.S.	288	585	555	1,329
Corporate and financing	(741)	(577)	(1,177)	(666)

Net Income attributable to ExxonMobil (U.S. GAAP)	$3,950	$11,680	$8,500	$22,570

Earnings per common share (dollars)	$0.82	$2.24	$1.74	$4.27
Earnings per common share - assuming dilution (dollars)	$0.81	$2.22	$1.73	$4.24

Special items included in earnings
Corporate and financing
Valdez litigation	$(140)	$(290)	$(140)	$(290)

References in this discussion to total corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the income statement. Unless otherwise indicated, references to earnings, special items, Upstream, Downstream, Chemical and Corporate and Financing segment earnings, and earnings per share are ExxonMobil’s share after excluding amounts attributable to noncontrolling interests.

REVIEW OF SECOND QUARTER 2009 RESULTS

Exxon Mobil Corporation reported second quarter 2009 earnings of $3,950 million, down 66 percent from the second quarter of 2008. Earnings per share of $0.81 were down 64 percent reflecting lower earnings and the benefit of the share purchase program. Earnings included a special charge of $140 million for interest related to the Valdez punitive damages award. Second quarter 2008 earnings included a charge of $290 million related to the Valdez punitive damages award.

Global economic conditions continue to impact the energy industry both in the volatility of commodity prices and reduced demand for products. In spite of these challenges, ExxonMobil achieved solid results. We continued our capital investment program at near record levels while returning over $16 billion to our shareholders during the first half of the year.

The Corporation distributed a total of $7.0 billion to shareholders in the second quarter of 2009, through dividends and share purchases to reduce shares outstanding.

Earnings in the first half of 2009 of $8,500 million decreased $14,070 million, or 62 percent, from 2008 reflecting lower crude oil and natural gas realizations. Earnings per share decreased 59 percent to $1.73, reflecting lower earnings and the continued reduction in the number of shares outstanding.

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(millions of dollars)
Upstream earnings
United States	$813	$2,034	$1,173	$3,665
Non-U.S.	2,999	7,978	6,142	15,132

Total	$3,812	$10,012	$7,315	$18,797

Upstream earnings were $3,812 million in the second quarter of 2009, down $6,200 million from 2008. Lower crude oil and natural gas realizations accounted for the decline, reducing earnings approximately $6.1 billion.

On an oil-equivalent basis, production decreased about 3 percent from the second quarter of 2008. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, production was down about 2.5 percent.

Liquids production totaled 2,347 kbd (thousands of barrels per day), down 44 kbd from the second quarter of 2008. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, liquids production was flat, as field decline was offset by increased production from projects in the United States and west Africa, and lower maintenance activity.

Second quarter natural gas production was 8,013 mcfd (millions of cubic feet per day), down 476 mcfd from 2008. New production volumes from project additions in Qatar, the United States, and the North Sea were more than offset by field decline and lower European demand.

Earnings from U.S. Upstream operations were $813 million, $1,221 million lower than the second quarter of 2008. Non-U.S. Upstream earnings were $2,999 million, down $4,979 million from last year.

Upstream earnings in the first six months of 2009 were $7,315 million, down $11,482 million from 2008. Lower crude oil and natural gas realizations decreased earnings approximately $11.0 billion while higher operating costs reduced earnings about $600 million.

On an oil-equivalent basis, production decreased less than 2 percent from last year. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, production was flat.

Liquids production of 2,411 kbd decreased 19 kbd from 2008. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, production was up over 1 percent, as new volumes from project additions in west Africa and the United States, and lower maintenance activity, were partly offset by field decline.

Natural gas production of 9,094 mcfd decreased 265 mcfd from 2008. Higher volumes from Qatar and North Sea projects were more than offset by field decline and lower European demand.

Earnings from U.S. Upstream operations for 2009 were $1,173 million, a decrease of $2,492 million. Earnings outside the U.S. were $6,142 million, $8,990 million lower than last year.

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(millions of dollars)
Downstream earnings
United States	$(15)	$293	$337	$691
Non-U.S.	527	1,265	1,308	2,033

Total	$512	$1,558	$1,645	$2,724

Downstream earnings of $512 million in the second quarter of 2009 were down $1,046 million from 2008. Lower margins drove the decline, reducing earnings approximately $1.0 billion, as weaker refining margins more than offset stronger marketing margins. Petroleum product sales of 6,487 kbd were 288 kbd lower than last year’s second quarter, mainly reflecting asset sales and lower demand.

The U.S. Downstream recorded a loss of $15 million, down $308 million from the second quarter of 2008. Non-U.S. Downstream earnings of $527 million were $738 million lower than last year.

Downstream earnings in the first six months of 2009 of $1,645 million were $1,079 million lower than 2008. Weaker margins reduced earnings approximately $300 million. Lower volumes and refinery optimization associated with weaker demand reduced earnings about $500 million. Higher operating costs mainly associated with planned work activity also reduced earnings. Petroleum product sales of 6,461 kbd decreased from 6,798 kbd in 2008, mainly reflecting asset sales and lower demand.

U.S. Downstream earnings were $337 million, down $354 million. Non-U.S. Downstream earnings were $1,308 million, $725 million lower than last year.

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(millions of dollars)
Chemical earnings
United States	$79	$102	$162	$386
Non-U.S.	288	585	555	1,329

Total	$367	$687	$717	$1,715

Chemical earnings of $367 million in the second quarter of 2009 were $320 million lower than 2008. Lower volumes reduced earnings approximately $150 million, while weaker margins decreased earnings by about $100 million. Hurricane repair costs and unfavorable foreign exchange effects also reduced earnings. Second quarter prime product sales of 6,267 kt (thousands of metric tons) were 451 kt lower than the prior year primarily due to weaker demand.

Chemical earnings in the first six months of 2009 of $717 million decreased $998 million from 2008. Lower volumes reduced earnings by approximately $450 million while lower margins reduced earnings about $350 million. Unfavorable foreign exchange effects and hurricane costs also decreased earnings. Prime product sales of 11,794 kt were down 1,502 kt from 2008.

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(millions of dollars)
Corporate and financing earnings	$(741)	$(577)	$(1,177)	$(666)

Special items included in earnings
Corporate and financing
Valdez litigation	$(140)	$(290)	$(140)	$(290)

Corporate and financing expenses of $741 million in the second quarter of 2009 were up $164 million from 2008, due mainly to lower interest income partially offset by a lower Valdez litigation charge in the current period.

Corporate and financing expenses in the first six months of 2009 of $1,177 million were up $511 million from 2008, mainly due to lower interest income partially offset by a lower Valdez litigation charge in the current year.

LIQUIDITY AND CAPITAL RESOURCES

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			$11,107	$34,838
Investing activities			(9,713)	(8,768)
Financing activities			(17,360)	(22,204)
Effect of exchange rate changes			105	1,121

Increase/(decrease) in cash and cash equivalents			$(15,861)	$4,987

Cash and cash equivalents (at end of period)			$15,576	$38,968
Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	$2,197	$13,418	$11,107	$34,838
Sales of subsidiaries, investments and property, plant and equipment	770	1,159	911	1,572

Cash flow from operations and asset sales	$2,967	$14,577	$12,018	$36,410

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider asset sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities.

Total cash and cash equivalents of $15.6 billion at the end of the second quarter of 2009 compared to $39.0 billion at the end of the second quarter of 2008.

Cash provided by operating activities totaled $11,107 million for the first six months of 2009, $23,731 million lower than 2008. The major source of funds was net income including noncontrolling interests of $8,648 million, adjusted for the noncash provision of $5,797 million for depreciation and depletion, both of which decreased. In the 2008 period, the effects of higher prices on payments of accounts and other payables and collection of accounts receivable and the timing of income tax payments added to cash provided by operating activities. All other items net in 2009 included $3.9 billion of pension fund contributions, consistent with previous disclosures. For additional details, see the Condensed Consolidated Statement of Cash Flows on page 5.

Investing activities for the first six months of 2009 used net cash of $9,713 million compared to $8,768 million in the prior year. Spending for additions to property, plant and equipment increased $1,387 million to $10,238 million. Proceeds from asset divestments of $911 million in 2009 were lower. Sales of investments in marketable securities in the current period, compared to purchases in 2008, are reflected in the change in other investing activities.

Cash flow from operations and asset sales in the second quarter of 2009 of $3.0 billion, including asset sales of $0.8 billion, decreased $11.6 billion from the comparable 2008 period. Cash flow from operations and asset sales in the first six months of 2009 of $12.0 billion, including asset sales of $0.9 billion, decreased $24.4 billion from 2008.

Net cash used in financing activities of $17,360 million in the first six months of 2009 was $4,844 million lower reflecting a lower level of purchases of shares of ExxonMobil stock.

During the second quarter of 2009, Exxon Mobil Corporation purchased 75 million shares of its common stock for the treasury at a gross cost of $5.2 billion. These purchases included $5.0 billion to reduce the number of shares outstanding, with the balance used to offset shares issued in conjunction with the company’s benefit plans and programs. Shares outstanding were reduced from 4,880 million at the end of the first quarter to 4,806 million at the end of the second quarter. Share purchases to reduce shares outstanding are currently anticipated to equal $4.0 billion in the third quarter of 2009.

Gross share purchases through the first half of 2009 were $13.1 billion, reducing shares outstanding by 3.4 percent. Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed to shareholders a total of $7.0 billion in the second quarter of 2009 and $16.0 billion in the first half of 2009 through dividends and share purchases to reduce shares outstanding.

Total debt of $9.3 billion at June 30, 2009, compared to $9.4 billion at year-end 2008. The Corporation’s debt to total capital ratio was 7.7 percent at the end of the second quarter of 2009 compared to 7.4 percent at year-end 2008.

Although the Corporation issues long-term debt from time to time and maintains a revolving commercial paper program, internally generated funds are expected to cover the majority of its near-term financial requirements.

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

TAXES

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(millions of dollars)
Income taxes	$3,571	$10,526	$6,719	$19,828
Effective income tax rate	50%	49%	47%	48%
Sales-based taxes	6,216	9,538	12,122	17,970
All other taxes and duties	9,124	12,297	17,713	23,904

Total	$18,911	$32,361	$36,554	$61,702

Income, sales-based and all other taxes and duties for the second quarter of 2009 of $18,911 million were lower than 2008. In the second quarter of 2009 income tax expense declined to $3,571 million reflecting the lower level of earnings and the effective income tax rate was 50 percent, compared to $10,526 million and 49 percent, respectively, in the prior year period. Sales-based taxes and all other taxes and duties decreased in 2009 reflecting lower prices and foreign exchange effects.

Income, sales-based and all other taxes and duties for the first six months of 2009 of $36,554 million were lower than 2008. In the first six months of 2009 income tax expense declined to $6,719 million reflecting the lower level of earnings and the effective income tax rate was 47 percent, compared to $19,828 million and 48 percent, respectively, in the prior year period. Sales-based taxes and all other taxes and duties decreased in 2009 reflecting lower prices and foreign exchange effects.

CAPITAL AND EXPLORATION EXPENDITURES

	Second Quarter		First Six Months
	2009	2008	2009	2008
	(millions of dollars)
Upstream (including exploration expenses)	$4,905	$5,257	$9,271	$9,352
Downstream	817	904	1,463	1,731
Chemical	830	797	1,588	1,363
Other	10	12	14	15

Total	$6,562	$6,970	$12,336	$12,461

ExxonMobil continued its robust capital investment program in the second quarter. Capital and exploration project spending was $6.6 billion in the second quarter of 2009, down 6 percent from last year, mainly due to the strengthening of the U.S. dollar.

In line with our longer term plan, capital and exploration expenditures for the first half of 2009 were $12.3 billion, down 1 percent versus 2008 due to the stronger U.S. dollar. Capital and exploration expenditures for full year 2008 were $26.1 billion and are expected to range from $25 billion to $30 billion for the next several years. Actual spending could vary depending on the progress of individual projects.

FORWARD-LOOKING STATEMENTS

Statements in this report relating to future plans, projections, events or conditions are forward-looking statements. Actual results, including project plans, costs, timing, and capacities; capital and exploration expenditures; and share purchase levels, could differ materially due to factors including: changes in long-term oil or gas prices or other market or economic conditions affecting the oil and gas industry; completion of repair projects as planned; unforeseen technical difficulties; political events or disturbances; reservoir performance; the outcome of commercial negotiations; wars and acts of terrorism or sabotage; changes in technical or operating conditions; and other factors discussed under the heading “Factors Affecting Future Results” on our website and in Item 1A of ExxonMobil’s 2008 Form 10-K. We assume no duty to update these statements as of any future date.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the six months ended June 30, 2009, does not differ materially from that discussed under Item 7A of the registrant’s Annual Report on Form 10-K for 2008.

Item 4.	Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of June 30, 2009. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Regarding a previously reported matter, between the dates of June 16 and June 23, 2009, single-count criminal informations alleging violations of 16 U.S.C. Sections 703 and 707 of the Migratory Bird Treaty Act were filed by the U.S. government against Exxon Mobil Corporation in the Federal Districts of Colorado, Kansas and Wyoming and in the Western District of Oklahoma and the Northern District of Texas. These informations are being consolidated for resolution in the Federal District of Colorado. A plea agreement intended to resolve the consolidated matter has been signed by the U.S. government and the company. The plea agreement requires that Exxon Mobil Corporation plead guilty to the individual informations alleging misdemeanor violations of 16 U.S.C. Section 703 and 707(a) of the Migratory Bird Treaty Act and agree to the following: (1) a term of probation of three years; (2) fund and implement an environmental compliance plan for the three year probationary period; (3) pay an aggregate fine of $400,000 directed to the North American Wetlands Conservation Fund ($80,000 per jurisdiction for wetlands conservation work in each jurisdiction); (4) pay a special assessment of $250; and (5) pay $200,000 in community service payments ($40,000 in Colorado to the Pauline S. Schnegas Foundation and $40,000 for each remaining jurisdiction to the National Fish and Wildlife Foundation). A hearing before the court to review the plea agreement is scheduled for August 12, 2009.

The Massachusetts Department of Environmental Protection (MADEP) and State Attorney General (AG) have alleged that between 2000 and 2008 the Everett and Springfield terminals in Massachusetts violated a number of their air permit requirements and provisions of Clean Air Act regulations. By letter dated April 17, 2009, the AG itemized the violations and made a settlement demand upon the company that would require specific physical changes at both facilities to reduce air emissions as well as a payment of a civil penalty of $8.1 million. ExxonMobil has responded to the demand letter, outlining certain arguments and defenses and a meeting is scheduled for September 2009 to discuss the issues. The MADEP and AG have stated that if the parties are unsuccessful in reaching a settlement that they will file a civil complaint with the Massachusetts Superior Court seeking injunctive relief and a monetary penalty.

Regarding a previously reported matter, on December 23, 2008, the office of the United States Attorney for the District of Massachusetts filed a misdemeanor criminal information alleging that ExxonMobil Pipeline Company violated 33 U.S.C. Sections 1319(c) (1) and 1321(b) (3) of the Clean Water Act resulting from a spill that occurred on or about January 9-10, 2006, on the Island End River near the Corporation’s Everett Terminal facility in Everett, Massachusetts. A plea agreement intended to resolve the case was also filed with the Federal District Court on that same date. On April 30, 2009, the court accepted and approved a revised plea agreement as the basis for the resolution of the matter. The revised plea agreement requires that ExxonMobil Pipeline Company plead guilty to a misdemeanor violation of 33 U.S.C. Section 1319(c)(1) of the Clean Water Act and agree to the following: (1) a term of probation of three years; (2) fund and implement an environmental compliance plan for the three year probationary period; (3) pay a fine of $359,018 and a special assessment of $125; (4) pay $4,640,982 in community service payments to the North American Wetlands Conservation Act Fund and $1,000,000 to the Massachusetts Environmental Trust; and (5) pay $179,509 for spill-related cleanup costs.

The Louisiana Department of Environmental Quality (LDEQ) issued a Consolidated Compliance Order & Notice of Potential Penalty to the Corporation’s Baton Rouge Resins Finishing Plant (BRFP) on October 16, 2008, relating to alleged exceedences of air permit limits for certain volatile organic compounds and hazardous air pollutants. BRFP has self-disclosed these emission results to the LDEQ and proposed a number of specific corrective action steps. Although LDEQ will not propose a specific penalty until BRFP completes its corrective action steps, it is believed at this time that the potential penalty could exceed $100,000. Completion of all action steps is required by October 2010.

Refer to the relevant portions of note 3 on pages 6 and 7 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended June 30, 2009

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs
April, 2009	25,761,081	$67.65	25,761,081

May, 2009	24,107,846	$69.26	24,107,846

June, 2009	25,624,412	$71.55	25,624,412

Total	75,493,339	$69.49	75,493,339	(See Note 1)

Note 1 —	On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding. The announcement did not specify an amount or expiration date. The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases. In its most recent earnings release dated July 30, 2009, the Corporation stated that share purchases to reduce shares outstanding are anticipated to equal $4.0 billion in the third quarter of 2009. Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders on May 27, 2009, the following proposals were voted upon. Percentages are based on the total of the shares voted For and either Withheld or voted Against, as appropriate.

Concerning Election of Directors

	Votes		Votes
Nominees	Cast For		Withheld
Michael J. Boskin	3,951,659,061	97.7%	93,449,181
Larry R. Faulkner	3,985,296,125	98.5%	59,812,117
Kenneth C. Frazier	3,985,850,409	98.5%	59,257,833
William W. George	3,957,521,571	97.8%	87,586,671
Reatha Clark King	3,950,087,701	97.7%	95,020,541
Marilyn Carlson Nelson	3,855,775,072	95.3%	189,333,170
Samuel J. Palmisano	3,852,649,642	95.2%	192,458,600
Steven S Reinemund	3,992,214,101	98.7%	52,894,141
Rex W. Tillerson	3,950,153,462	97.7%	94,954,780
Edward E. Whitacre, Jr.	3,957,608,323	97.8%	87,499,919

Concerning Ratification of Independent Auditors
Votes Cast For:	3,965,445,393	98.5%
Votes Cast Against:	60,490,317	1.5%
Abstentions:	19,172,532
Broker Non-Votes:	0

Concerning Cumulative Voting
Votes Cast For:	900,649,054	28.6%
Votes Cast Against:	2,245,257,131	71.4%
Abstentions:	35,085,402
Broker Non-Votes:	864,116,655

Concerning Special Shareholder Meetings
Votes Cast For:	1,281,883,860	40.8%
Votes Cast Against:	1,863,349,449	59.2%
Abstentions:	35,758,278
Broker Non-Votes:	864,116,655

Concerning Incorporate in North Dakota
Votes Cast For:	151,516,352	4.8%
Votes Cast Against:	2,980,823,489	95.2%
Abstentions:	48,651,746
Broker Non-Votes:	864,116,655

Concerning Board Chairman and CEO
Votes Cast For:	916,466,207	29.5%
Votes Cast Against:	2,190,632,259	70.5%
Abstentions:	73,893,121
Broker Non-Votes:	864,116,655

Concerning Shareholder Advisory Vote on Executive Compensation
Votes Cast For:	1,276,583,944	41.4%
Votes Cast Against:	1,805,434,160	58.6%
Abstentions:	98,973,483
Broker Non-Votes:	864,116,655

Concerning Executive Compensation Report
Votes Cast For:	361,158,523	11.6%
Votes Cast Against:	2,740,567,725	88.4%
Abstentions:	79,265,339
Broker Non-Votes:	864,116,655

Concerning Corporate Sponsorships Report
Votes Cast For:	215,789,475	7.9%
Votes Cast Against:	2,525,796,026	92.1%
Abstentions:	439,406,086
Broker Non-Votes:	864,116,655

Concerning Amendment of EEO Policy
Votes Cast For:	1,186,969,116	39.3%
Votes Cast Against:	1,830,853,358	60.7%
Abstentions:	163,169,113
Broker Non-Votes:	864,116,655

Concerning Greenhouse Gas Emissions Goals
Votes Cast For:	797,275,710	29.0%
Votes Cast Against:	1,951,943,111	71.0%
Abstentions:	431,772,766
Broker Non-Votes:	864,116,655

Concerning Climate Change and Technology Report
Votes Cast For:	274,740,079	10.0%
Votes Cast Against:	2,478,475,827	90.0%
Abstentions:	427,775,681
Broker Non-Votes:	864,116,655

Concerning Renewable Energy Policy
Votes Cast For:	743,884,565	27.3%
Votes Cast Against:	1,984,340,842	72.7%
Abstentions:	452,766,180
Broker Non-Votes:	864,116,655

For additional information, see the registrant’s definitive proxy statement dated April 13, 2009, “Item 1 - Election of Directors” (beginning on page 13) and the items beginning with “Item 2 - Ratification of Independent Auditors”, on page 50, through “Item 13 - Renewable Energy Policy”, ending on page 68.

Item 6.	Exhibits

Exhibit	Description
31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.

31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.

31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.

32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.

32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.

32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.

101	Interactive Data Files.

EXXON MOBIL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION

Date: August 5, 2009

	By:	/s/ Patrick T. Mulva
	Name:	Patrick T. Mulva
	Title:	Vice President, Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit	Description
31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.

31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.

31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.

32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.

32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.

32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.

101	Interactive Data Files.