Form 10-Q
period 2009-09-30
EXXON MOBIL CORP
filed 2009-11-05
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2009
Common stock, without par value	4,747,283,776

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES AND OTHER INCOME
Sales and other operating revenue (1)	$80,090	$132,085	$214,385	$379,084
Income from equity affiliates	1,675	2,824	4,728	8,616
Other income (2)	495	2,828	1,632	4,963

Total revenues and other income	82,260	137,737	220,745	392,663

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases	41,689	73,298	106,386	210,964
Production and manufacturing expenses	8,097	9,878	24,105	28,837
Selling, general and administrative expenses	3,887	3,823	10,854	12,014
Depreciation and depletion	2,927	3,008	8,724	9,202
Exploration expenses, including dry holes	495	403	1,336	1,083
Interest expense	62	318	512	555
Sales-based taxes (1)	6,805	9,327	18,927	27,297
Other taxes and duties	9,094	10,989	25,330	33,113

Total costs and other deductions	73,056	111,044	196,174	323,065

Income before income taxes	9,204	26,693	24,571	69,598
Income taxes	4,333	11,327	11,052	31,155

Net income including noncontrolling interests	4,871	15,366	13,519	38,443
Net income/(loss) attributable to noncontrolling interests	141	536	289	1,043

Net income attributable to ExxonMobil	$4,730	$14,830	$13,230	$37,400

Earnings per common share (dollars)	$0.98	$2.86	$2.72	$7.13

Earnings per common share - assuming dilution (dollars)	$0.98	$2.85	$2.71	$7.09

Dividends per common share (dollars)	$0.42	$0.40	$1.24	$1.15

(1) Sales-based taxes included in sales and other operating revenue	$6,805	$9,327	$18,927	$27,297

(2) Includes $62 million gain from sale of non-U.S. investment, net of related $143 million foreign exchange loss	$0	$0	$0	$(81)

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)

	Sept. 30, 2009	Dec. 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$12,472	$31,437
Marketable securities	151	570
Notes and accounts receivable - net	26,937	24,702
Inventories
Crude oil, products and merchandise	9,860	9,331
Materials and supplies	2,725	2,315
Other current assets	5,179	3,911

Total current assets	57,324	72,266
Investments, advances and long-term assets	32,064	28,556
Property, plant and equipment - net	132,874	121,346
Other assets, including intangibles, net	7,045	5,884

Total assets	$229,307	$228,052

LIABILITIES
Current liabilities
Notes and loans payable	$2,418	$2,400
Accounts payable and accrued liabilities	42,645	36,643
Income taxes payable	7,870	10,057

Total current liabilities	52,933	49,100
Long-term debt	7,185	7,025
Postretirement benefits reserves	18,632	20,729
Deferred income tax liabilities	23,238	19,726
Other long-term liabilities	15,214	13,949

Total liabilities	117,202	110,529

Commitments and contingencies (note 3)

EQUITY
Common stock, without par value:
Authorized: 9,000 million shares
Issued: 8,019 million shares	5,445	5,314
Earnings reinvested	272,879	265,680
Accumulated other comprehensive income
Cumulative foreign exchange translation adjustment	4,341	1,146
Postretirement benefits reserves adjustment	(10,721)	(11,077)
Common stock held in treasury:
3,272 million shares at September 30, 2009	(164,679)
3,043 million shares at December 31, 2008		(148,098)

ExxonMobil share of equity	107,265	112,965
Noncontrolling interests	4,840	4,558

Total equity	112,105	117,523

Total liabilities and equity	$229,307	$228,052

The number of shares of common stock issued and outstanding at September 30, 2009 and December 31, 2008 were 4,747,283,776 and 4,976,055,639, respectively.

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$13,519	$38,443
Depreciation and depletion	8,724	9,202
Changes in operational working capital, excluding cash and debt	(852)	4,430
All other items - net	(1,457)	(2,834)

Net cash provided by operating activities	19,934	49,241

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(15,728)	(13,993)
Sales of subsidiaries, investments, and property, plant and equipment	1,083	4,202
Other investing activities - net	(1,352)	(3,081)

Net cash used in investing activities	(15,997)	(12,872)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	192	177
Reductions in long-term debt	(27)	(152)
Additions/(reductions) in short-term debt - net	(202)	294
Cash dividends to ExxonMobil shareholders	(6,031)	(6,040)
Cash dividends to noncontrolling interests	(238)	(346)
Changes in noncontrolling interests	(126)	(319)
Tax benefits related to stock-based awards	79	162
Common stock acquired	(17,331)	(26,889)
Common stock sold	296	489

Net cash used in financing activities	(23,388)	(32,624)

Effects of exchange rate changes on cash	486	(1,052)

Increase/(decrease) in cash and cash equivalents	(18,965)	2,693
Cash and cash equivalents at beginning of period	31,437	33,981

Cash and cash equivalents at end of period	$12,472	$36,674

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$12,142	$25,194
Cash interest paid	$723	$488

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Financial Statement Preparation

These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Corporation’s 2008 Annual Report on Form 10-K. In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. Subsequent events have been evaluated through November 5, 2009, the date the financial statements were issued. The Corporation’s exploration and production activities are accounted for under the “successful efforts” method.

2.	Accounting Changes

Effective January 1, 2009, ExxonMobil adopted the authoritative guidance for fair value measurements as they relate to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis. The guidance defines fair value, establishes a framework for measuring fair value when an entity is required to use a fair value measure for recognition or disclosure purposes and expands the disclosures about fair value measures. The adoption did not have a material impact on the Corporation’s financial statements. The Corporation previously adopted the guidance as it relates to financial assets and liabilities that are measured at fair value and for nonfinancial assets and liabilities that are measured at fair value on a recurring basis.

Effective January 1, 2009, ExxonMobil adopted the authoritative guidance on consolidation as it relates to noncontrolling interests. The guidance changed the accounting and reporting for minority interests, which were recharacterized as noncontrolling interests and classified as a component of equity. The guidance requires retrospective adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of the guidance will be applied prospectively. The adoption of the guidance did not have a material impact on the Corporation’s financial statements.

Effective January 1, 2009, ExxonMobil adopted the authoritative guidance for earnings per share as it relates to determining whether instruments granted in share-based payment transactions are participating securities. The guidance requires that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation. Prior-year EPS numbers have been adjusted retrospectively on a consistent basis with 2009 reporting. This guidance did not affect the consolidated financial position or results of operations.

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

A number of lawsuits, including class actions, were brought in various courts against Exxon Mobil Corporation and certain of its subsidiaries relating to the accidental release of crude oil from the tanker Exxon Valdez in 1989. All the compensatory claims have been resolved and paid. All of the $507.5 million punitive damages award has been paid, except for $70 million which has been withheld pending final resolution of ExxonMobil’s claim to recover appeal costs. All interest has been paid on the award from the date of the original trial court judgment in 1996 through July 1, 2009. After-tax charges of $460 million in 2008 and $140 million in the second quarter of 2009 were taken reflecting the court decisions on punitive damages and interest.

Other Contingencies

	As of September 30, 2009
	Equity Company Obligations	Other Third Party Obligations	Total
	(millions of dollars)
Total guarantees	$6,635	$2,252	$8,887

The Corporation and certain of its consolidated subsidiaries were contingently liable at September 30, 2009, for $8,887 million, primarily relating to guarantees for notes, loans and performance under contracts. Included in this amount were guarantees by consolidated affiliates of $6,635 million, for ExxonMobil’s share of obligations of certain equity companies. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation’s outstanding unconditional purchase obligations at September 30, 2009, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting guidance are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

4.	Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(millions of dollars)
Net income including noncontrolling interests	$4,871	$15,366	$13,519	$38,443
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	1,932	(4,410)	3,556	(2,808)
Adjustment for foreign exchange translation loss included in net income	0	0	0	171
Postretirement benefits reserves adjustment (excluding amortization)	(156)	219	(690)	(28)
Amortization of postretirement benefits reserves adjustment included in net periodic benefit costs	338	176	1,042	551

Comprehensive income including noncontrolling interests	6,985	11,351	17,427	36,329
Comprehensive income attributable to noncontrolling interests	386	429	646	979

Comprehensive income attributable to ExxonMobil	$6,599	$10,922	$16,781	$35,350

5.	Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
EARNINGS PER COMMON SHARE
Net income attributable to ExxonMobil (millions of dollars)	$4,730	$14,830	$13,230	$37,400

Weighted average number of common shares outstanding (millions of shares)	4,784	5,149	4,859	5,247

Earnings per common share (dollars)	$0.98	$2.86	$2.72	$7.13

EARNINGS PER COMMON SHARE - ASSUMING DILUTION
Net income attributable to ExxonMobil (millions of dollars)	$4,730	$14,830	$13,230	$37,400

Weighted average number of common shares outstanding (millions of shares)	4,784	5,149	4,859	5,247
Effect of employee stock-based awards	19	29	19	31

Weighted average number of common shares outstanding - assuming dilution	4,803	5,178	4,878	5,278

Earnings per common share - assuming dilution (dollars)	$0.98	$2.85	$2.71	$7.09

6.	Pension and Other Postretirement Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(millions of dollars)
Pension Benefits - U.S.
Components of net benefit cost
Service cost	$116	$96	$325	$287
Interest cost	202	181	606	545
Expected return on plan assets	(165)	(228)	(493)	(686)
Amortization of actuarial loss/(gain) and prior service cost	174	60	521	178
Net pension enhancement and curtailment/settlement cost	122	44	364	131

Net benefit cost	$449	$153	$1,323	$455

Pension Benefits - Non-U.S.
Components of net benefit cost
Service cost	$111	$107	$314	$334
Interest cost	287	294	823	900
Expected return on plan assets	(227)	(308)	(648)	(943)
Amortization of actuarial loss/(gain) and prior service cost	184	103	528	313
Net pension enhancement and curtailment/settlement cost	0	0	0	2

Net benefit cost	$355	$196	$1,017	$606

Other Postretirement Benefits
Components of net benefit cost
Service cost	$22	$23	$72	$80
Interest cost	98	92	312	329
Expected return on plan assets	(9)	(13)	(27)	(47)
Amortization of actuarial loss/(gain) and prior service cost	59	61	188	217

Net benefit cost	$170	$163	$545	$579

7.	Financial Instruments and Derivatives

The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is of significance is long-term debt. The estimated fair value of total long-term debt, including capitalized lease obligations, was $7.8 billion and $7.6 billion, at September 30, 2009 and December 31, 2008, respectively, as compared to recorded book values of $7.2 billion and $7.0 billion at September 30, 2009 and December 31, 2008, respectively.

The estimated fair value of derivatives outstanding and recorded on the balance sheet was a net payable of $4 million and a net receivable of $118 million on September 30, 2009 and December 31, 2008, respectively. The Corporation would have paid or received this amount from third parties if these derivatives had been settled in the open market based on observable market inputs.

The fair value of derivatives outstanding at September 30, 2009, is immaterial in relation to total assets of $229 billion or net income attributable to ExxonMobil for the nine months ended September 30, 2009, of $13.2 billion.

8.	Disclosures about Segments and Related Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	$709	$1,879	$1,882	$5,544
Non-U.S.	3,303	9,092	9,445	24,224
Downstream
United States	(203)	978	134	1,669
Non-U.S.	528	2,035	1,836	4,068
Chemical
United States	315	257	477	643
Non-U.S.	561	830	1,116	2,159
All other	(483)	(241)	(1,660)	(907)

Corporate total	$4,730	$14,830	$13,230	$37,400

SALES AND OTHER OPERATING REVENUE (1)
Upstream
United States	$833	$1,784	$2,407	$5,558
Non-U.S.	4,987	8,230	15,264	25,618
Downstream
United States	20,568	33,038	54,614	97,562
Non-U.S.	46,112	78,168	123,335	218,352
Chemical
United States	2,857	4,011	7,022	11,833
Non-U.S.	4,726	6,851	11,726	20,150
All other	7	3	17	11

Corporate total	$80,090	$132,085	$214,385	$379,084

(1) Includes sales-based taxes

INTERSEGMENT REVENUE
Upstream
United States	$1,752	$2,604	$4,571	$8,237
Non-U.S.	9,446	17,160	23,272	49,301
Downstream
United States	2,930	4,866	7,167	13,968
Non-U.S.	10,923	19,132	27,327	57,081
Chemical
United States	1,980	2,902	5,035	8,507
Non-U.S.	1,941	2,959	4,872	8,061
All other	70	68	213	206

9.	Accounting for Suspended Exploratory Well Costs

For the category of exploratory well costs at year-end 2008 that were suspended more than one year, a total of $51 million was expensed in the first nine months of 2009.

10.	Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the deferred interest debentures due 2012 ($2,089 million long-term at September 30, 2009) and the debt securities due 2009-2011 ($26 million long-term and $13 million short-term) of SeaRiver Maritime Financial Holdings, Inc., a 100 percent owned subsidiary of Exxon Mobil Corporation.

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

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated statement of income for three months ended September 30, 2009
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$3,207	$—	$76,883	$—	$80,090
Income from equity affiliates	5,238	1	1,648	(5,212)	1,675
Other income	170	—	325	—	495
Intercompany revenue	8,067	1	74,420	(82,488)	—

Total revenues and other income	16,682	2	153,276	(87,700)	82,260

Costs and other deductions
Crude oil and product purchases	8,844	—	112,285	(79,440)	41,689
Production and manufacturing expenses	1,924	—	7,681	(1,508)	8,097
Selling, general and administrative expenses	783	—	3,289	(185)	3,887
Depreciation and depletion	405	—	2,522	—	2,927
Exploration expenses, including dry holes	59	—	436	—	495
Interest expense	174	55	1,208	(1,375)	62
Sales-based taxes	—	—	6,805	—	6,805
Other taxes and duties	4	—	9,090	—	9,094

Total costs and other deductions	12,193	55	143,316	(82,508)	73,056

Income before income taxes	4,489	(53)	9,960	(5,192)	9,204
Income taxes	(241)	(20)	4,594	—	4,333

Net income including noncontrolling interests	4,730	(33)	5,366	(5,192)	4,871
Net income attributable to noncontrolling interests	—	—	141	—	141

Net income attributable to ExxonMobil	$4,730	$(33)	$5,225	$(5,192)	$4,730

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated statement of income for three months ended September 30, 2008
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$4,859	$—	$127,226	$—	$132,085
Income from equity affiliates	14,267	5	2,819	(14,267)	2,824
Other income	81	—	2,747	—	2,828
Intercompany revenue	13,636	11	128,749	(142,396)	—

Total revenues and other income	32,843	16	261,541	(156,663)	137,737

Costs and other deductions
Crude oil and product purchases	13,164	—	196,879	(136,745)	73,298
Production and manufacturing expenses	2,067	—	9,286	(1,475)	9,878
Selling, general and administrative expenses	734	—	3,315	(226)	3,823
Depreciation and depletion	360	—	2,648	—	3,008
Exploration expenses, including dry holes	70	—	333	—	403
Interest expense	901	52	3,411	(4,046)	318
Sales-based taxes	—	—	9,327	—	9,327
Other taxes and duties	18	—	10,971	—	10,989

Total costs and other deductions	17,314	52	236,170	(142,492)	111,044

Income before income taxes	15,529	(36)	25,371	(14,171)	26,693
Income taxes	699	(14)	10,642	—	11,327

Net income including noncontrolling interests	14,830	(22)	14,729	(14,171)	15,366
Net income attributable to noncontrolling interests	—	—	536	—	536

Net income attributable to ExxonMobil	$14,830	$(22)	$14,193	$(14,171)	$14,830

Condensed consolidated statement of income for nine months ended September 30, 2009
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$8,007	$—	$206,378	$—	$214,385
Income from equity affiliates	14,261	5	4,658	(14,196)	4,728
Other income	755	—	877	—	1,632
Intercompany revenue	21,373	3	191,720	(213,096)	—

Total revenues and other income	44,396	8	403,633	(227,292)	220,745

Costs and other deductions
Crude oil and product purchases	21,429	—	288,562	(203,605)	106,386
Production and manufacturing expenses	5,803	—	22,433	(4,131)	24,105
Selling, general and administrative expenses	2,001	—	9,385	(532)	10,854
Depreciation and depletion	1,133	—	7,591	—	8,724
Exploration expenses, including dry holes	191	—	1,145	—	1,336
Interest expense	1,132	166	4,102	(4,888)	512
Sales-based taxes	—	—	18,927	—	18,927
Other taxes and duties	(30)	—	25,360	—	25,330

Total costs and other deductions	31,659	166	377,505	(213,156)	196,174

Income before income taxes	12,737	(158)	26,128	(14,136)	24,571
Income taxes	(493)	(61)	11,606	—	11,052

Net income including noncontrolling interests	13,230	(97)	14,522	(14,136)	13,519
Net income attributable to noncontrolling interests	—	—	289	—	289

Net income attributable to ExxonMobil	$13,230	$(97)	$14,233	$(14,136)	$13,230

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated statement of income for nine months ended September 30, 2008
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$14,588	$—	$364,496	$—	$379,084
Income from equity affiliates	37,100	3	8,594	(37,081)	8,616
Other income	206	—	4,757	—	4,963
Intercompany revenue	40,288	39	373,783	(414,110)	—

Total revenues and other income	92,182	42	751,630	(451,191)	392,663

Costs and other deductions
Crude oil and product purchases	40,533	—	567,555	(397,124)	210,964
Production and manufacturing expenses	6,271	—	26,825	(4,259)	28,837
Selling, general and administrative expenses	2,630	—	10,029	(645)	12,014
Depreciation and depletion	1,132	—	8,070	—	9,202
Exploration expenses, including dry holes	216	—	867	—	1,083
Interest expense	2,834	157	9,940	(12,376)	555
Sales-based taxes	—	—	27,297	—	27,297
Other taxes and duties	49	—	33,064	—	33,113

Total costs and other deductions	53,665	157	683,647	(414,404)	323,065

Income before income taxes	38,517	(115)	67,983	(36,787)	69,598
Income taxes	1,117	(41)	30,079	—	31,155

Net income including noncontrolling interests	37,400	(74)	37,904	(36,787)	38,443
Net income attributable to noncontrolling interests	—	—	1,043	—	1,043

Net income attributable to ExxonMobil	$37,400	$(74)	$36,861	$(36,787)	$37,400

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated balance sheet as of September 30, 2009
Cash and cash equivalents	$147	$—	$12,325	$—	$12,472
Marketable securities	—	—	151	—	151
Notes and accounts receivable - net	3,921	32	25,285	(2,301)	26,937
Inventories	1,291	—	11,294	—	12,585
Other current assets	393	—	4,786	—	5,179

Total current assets	5,752	32	53,841	(2,301)	57,324
Property, plant and equipment - net	17,751	—	115,123	—	132,874
Investments and other assets	220,571	484	457,297	(639,243)	39,109
Intercompany receivables	8,434	2,199	445,308	(455,941)	—

Total assets	$252,508	$2,715	$1,071,569	$(1,097,485)	$229,307

Notes and loan payables	$7	$13	$2,398	$—	$2,418
Accounts payable and accrued liabilities	3,356	—	39,289	—	42,645
Income taxes payable	—	—	10,171	(2,301)	7,870

Total current liabilities	3,363	13	51,858	(2,301)	52,933
Long-term debt	279	2,115	4,791	—	7,185
Postretirement benefits reserves	9,351	—	9,281	—	18,632
Deferred income tax liabilities	1,399	147	21,692	—	23,238
Other long-term liabilities	5,236	—	9,978	—	15,214
Intercompany payables	125,615	382	329,944	(455,941)	—

Total liabilities	145,243	2,657	427,544	(458,242)	117,202

Earnings reinvested	272,879	(661)	130,760	(130,099)	272,879
Other ExxonMobil equity	(165,614)	719	508,425	(509,144)	(165,614)

ExxonMobil share of equity	107,265	58	639,185	(639,243)	107,265
Noncontrolling interests	—	—	4,840	—	4,840

Total equity	107,265	58	644,025	(639,243)	112,105

Total liabilities and equity	$252,508	$2,715	$1,071,569	$(1,097,485)	$229,307

Condensed consolidated balance sheet as of December 31, 2008
Cash and cash equivalents	$4,011	$—	$27,426	$—	$31,437
Marketable securities	—	—	570	—	570
Notes and accounts receivable - net	2,486	3	23,224	(1,011)	24,702
Inventories	1,253	—	10,393	—	11,646
Other current assets	348	—	3,563	—	3,911

Total current assets	8,098	3	65,176	(1,011)	72,266
Property, plant and equipment - net	16,939	—	104,407	—	121,346
Investments and other assets	202,471	469	456,237	(624,737)	34,440
Intercompany receivables	10,026	2,057	432,902	(444,985)	—

Total assets	$237,534	$2,529	$1,058,722	$(1,070,733)	$228,052

Notes and loan payables	$7	$13	$2,380	$—	$2,400
Accounts payable and accrued liabilities	3,352	—	33,291	—	36,643
Income taxes payable	—	—	11,068	(1,011)	10,057

Total current liabilities	3,359	13	46,739	(1,011)	49,100
Long-term debt	279	1,951	4,795	—	7,025
Postretirement benefits reserves	11,653	—	9,076	—	20,729
Deferred income tax liabilities	120	178	19,428	—	19,726
Other long-term liabilities	5,175	—	8,774	—	13,949
Intercompany payables	103,983	382	340,620	(444,985)	—

Total liabilities	124,569	2,524	429,432	(445,996)	110,529

Earnings reinvested	265,680	(564)	116,805	(116,241)	265,680
Other ExxonMobil equity	(152,715)	569	507,927	(508,496)	(152,715)

ExxonMobil share of equity	112,965	5	624,732	(624,737)	112,965
Noncontrolling interests	—	—	4,558	—	4,558

Total equity	112,965	5	629,290	(624,737)	117,523

Total liabilities and equity	$237,534	$2,529	$1,058,722	$(1,070,733)	$228,052

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated statement of cash flows for nine months ended September 30, 2009
Cash provided by/(used in) operating activities	$(1,554)	$2	$21,764	$(278)	$19,934

Cash flows from investing activities
Additions to property, plant and equipment	(1,999)	—	(13,729)	—	(15,728)
Sales of long-term assets	191	—	892	—	1,083
Net intercompany investing	22,485	(152)	(22,646)	313	—
All other investing, net	—	—	(1,352)	—	(1,352)

Net cash provided by/(used in) investing activities	20,677	(152)	(36,835)	313	(15,997)

Cash flows from financing activities
Additions to long-term debt	—	—	192	—	192
Reductions in long-term debt	—	—	(27)	—	(27)
Additions/(reductions) in short-term debt—net	—	—	(202)	—	(202)
Cash dividends	(6,031)	—	(278)	278	(6,031)
Net ExxonMobil shares sold/(acquired)	(17,035)	—	—	—	(17,035)
Net intercompany financing activity	—	—	163	(163)	—
All other financing, net	79	150	(364)	(150)	(285)

Net cash provided by/(used in) financing activities	(22,987)	150	(516)	(35)	(23,388)

Effects of exchange rate changes on cash	—	—	486	—	486

Increase/(decrease) in cash and cash equivalents	$(3,864)	$—	$(15,101)	$—	$(18,965)

Condensed consolidated statement of cash flows for nine months ended September 30, 2008
Cash provided by/(used in) operating activities	$25,019	$29	$46,979	$(22,786)	$49,241

Cash flows from investing activities
Additions to property, plant and equipment	(1,489)	—	(12,504)	—	(13,993)
Sales of long-term assets	138	—	4,064	—	4,202
Net intercompany investing	9,600	(130)	(9,647)	177	—
All other investing, net	—	—	(3,081)	—	(3,081)

Net cash provided by/(used in) investing activities	8,249	(130)	(21,168)	177	(12,872)

Cash flows from financing activities
Additions to long-term debt	—	—	177	—	177
Reductions in long-term debt	—	—	(152)	—	(152)
Additions/(reductions) in short-term debt—net	29	—	265	—	294
Cash dividends	(6,040)	—	(22,786)	22,786	(6,040)
Net ExxonMobil shares sold/(acquired)	(26,400)	—	—	—	(26,400)
Net intercompany financing activity	—	1	76	(77)	—
All other financing, net	161	100	(664)	(100)	(503)

Net cash provided by/(used in) financing activities	(32,250)	101	(23,084)	22,609	(32,624)

Effects of exchange rate changes on cash	—	—	(1,052)	—	(1,052)

Increase/(decrease) in cash and cash equivalents	$1,018	$—	$1,675	$—	$2,693

EXXON MOBIL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Third Quarter		First Nine Months
Earnings (U.S. GAAP)	2009	2008	2009	2008
	(millions of dollars)
Upstream
United States	$709	$1,879	$1,882	$5,544
Non-U.S.	3,303	9,092	9,445	24,224
Downstream
United States	(203)	978	134	1,669
Non-U.S.	528	2,035	1,836	4,068
Chemical
United States	315	257	477	643
Non-U.S.	561	830	1,116	2,159
Corporate and financing	(483)	(241)	(1,660)	(907)

Net Income attributable to ExxonMobil (U.S. GAAP)	$4,730	$14,830	$13,230	$37,400

Earnings per common share (dollars)	$0.98	$2.86	$2.72	$7.13
Earnings per common share - assuming dilution (dollars)	$0.98	$2.85	$2.71	$7.09

Special items included in earnings
Non-U.S. Upstream
Sale of German gas transportation business	$0	$1,620	$0	$1,620
Corporate and financing
Valdez litigation	$0	$(170)	$(140)	$(460)

References in this discussion to total corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the income statement. Unless otherwise indicated, references to earnings, special items, Upstream, Downstream, Chemical and Corporate and Financing segment earnings, and earnings per share are ExxonMobil’s share after excluding amounts attributable to noncontrolling interests.

REVIEW OF THIRD QUARTER 2009 RESULTS

Exxon Mobil Corporation reported third quarter 2009 earnings of $4,730 million, down 68 percent or $10,100 million from the third quarter of 2008. Earnings per share of $0.98 were down 66 percent reflecting lower earnings and the benefit of the share purchase program. The third quarter of 2008 included a special gain of $1,620 million from the sale of a natural gas transportation business in Germany and a special charge of $170 million related to the Valdez punitive damages award. Earnings for the third quarter of 2009 did not include any special items.

Despite ongoing global economic weakness and reduced demand for products, we continued our robust investment program and delivered strong results. We are well-positioned for continued production growth with projects such as QatarGas, RasGas and Gorgon LNG which will contribute additional long plateau production for decades and provide ExxonMobil with a strong foundation.

ExxonMobil’s industry leading financial strength has allowed us to continue to invest across the economic cycle focusing on world class opportunities. Our commitment to a disciplined and long term focused investment strategy sets ExxonMobil apart from its competitors. In addition to funding our capital and operating programs, we distributed $2.0 billion in dividends and purchased $4.0 billion of ExxonMobil common stock during the third quarter, which reduced shares outstanding by 1.2 percent.

Earnings in the first nine months of 2009 of $13,230 million decreased $24,170 million from 2008. Earnings per share decreased 62 percent to $2.71, reflecting lower earnings and the continued reduction in the number of shares outstanding. Earnings for 2009 included a special charge of $140 million for interest related to the Valdez punitive damages award. Earnings for 2008 included a special gain of $1,620 million from the sale of a natural gas transportation business in Germany and special charges of $460 million related to the Valdez punitive damages award.

While continuing to be impacted by lower commodity prices and weak product margins, we maintained our focus on operational excellence and invested $19 billion through the first three quarters of the year to develop new energy supplies. The Corporation distributed a total of $22.0 billion to shareholders in the first nine months of 2009 through dividends and share purchases to reduce shares outstanding. Dividends per share of $1.24 increased 8 percent.

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(millions of dollars)
Upstream earnings

United States	$709	$1,879	$1,882	$5,544
Non-U.S.	3,303	9,092	9,445	24,224

Total	$4,012	$10,971	$11,327	$29,768

Special items included in earnings
Non-U.S. Upstream
Sale of German gas transportation business	$0	$1,620	$0	$1,620

Upstream earnings of $4,012 million in the third quarter of 2009 were down $6,959 million from 2008. Lower crude oil and natural gas realizations accounted for the majority of the decline, reducing earnings approximately $4.9 billion while higher operating costs reduced earnings approximately $300 million. The third quarter of 2008 included a special gain of $1,620 million from the sale of a natural gas transportation business in Germany.

Oil-equivalent production increased by 3 percent over the third quarter of 2008 with contributions from major start-ups of world-class assets including Qatargas 2, Train 5 and Ras Laffan 3, Train 6 in Qatar. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, production was up about 5 percent.

Liquids production totaled 2,335 kbd (thousands of barrels per day), up 45 kbd from the third quarter of 2008. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, liquids production was up over 5 percent, as increased production from projects in the United States and Kazakhstan was partly offset by field decline.

Third quarter natural gas production was 8,129 mcfd (millions of cubic feet per day), up 309 mcfd from 2008. New production volumes from project additions in Qatar and the United States were partly offset by maintenance in Europe.

Earnings from U.S. Upstream operations were $709 million, $1,170 million lower than the third quarter of 2008. Non-U.S. Upstream earnings were $3,303 million, down $5,789 million from last year.

Upstream earnings were $11,327 million in the first nine months of 2009, down $18,441 million from 2008. Lower crude oil and natural gas realizations decreased earnings approximately $15.8 billion while higher operating costs reduced earnings about $1.0 billion. A special gain of $1,620 million from the sale of a natural gas transportation business in Germany was included in 2008.

On an oil-equivalent basis, production was essentially flat compared to the same period in 2008. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, production was up 1 percent.

Liquids production of 2,385 kbd remained flat with 2008. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, liquids production was up over 2 percent, as new volumes from project additions in west Africa and the United States, and lower maintenance activity, were partly offset by field decline.

Natural gas production of 8,778 mcfd decreased 64 mcfd from 2008. Higher volumes from Qatar were more than offset by field decline.

Earnings from U.S. Upstream operations for 2009 were $1,882 million, a decrease of $3,662 million. Earnings outside the U.S. were $9,445 million, down $14,779 million.

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(millions of dollars)
Downstream earnings
United States	$(203)	$978	$134	$1,669
Non-U.S.	528	2,035	1,836	4,068

Total	$325	$3,013	$1,970	$5,737

Downstream earnings of $325 million in the third quarter of 2009 were down $2,688 million from the third quarter of 2008. Lower refining margins drove the decline, reducing earnings $2.6 billion. Petroleum product sales of 6,301 kbd were 387 kbd lower than last year’s third quarter, mainly reflecting asset sales and lower demand.

The U.S. Downstream recorded a loss of $203 million, down $1,181 million from the third quarter of 2008. Non-U.S. Downstream earnings of $528 million were $1,507 million lower than last year.

Downstream earnings of $1,970 million in the first nine months of 2009 were $3,767 million lower than 2008. Weaker margins decreased earnings approximately $2.8 billion. Lower volumes and refinery optimization due to weaker demand reduced earnings about $500 million while higher operating costs resulted in a $300 million decline in earnings. Petroleum product sales of 6,407 kbd decreased from 6,761 kbd in 2008, mainly reflecting asset sales and lower demand.

U.S. Downstream earnings were $134 million, down $1,535 million. Non-U.S. Downstream earnings were $1,836 million, $2,232 million lower than last year.

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(millions of dollars)
Chemical earnings
United States	$315	$257	$477	$643
Non-U.S.	561	830	1,116	2,159

Total	$876	$1,087	$1,593	$2,802

Chemical earnings of $876 million in the third quarter of 2009 were $211 million lower than the third quarter of 2008. Weaker margins drove the decline, reducing earnings $170 million. Third quarter prime product sales of 6,356 kt (thousands of metric tons) were 296 kt higher than the prior year primarily due to the absence of last year’s hurricane impacts.

Chemical earnings of $1,593 million in the first nine months of 2009 decreased $1,209 million from 2008. Weaker margins reduced earnings by approximately $500 million while lower volumes reduced earnings about $400 million. Unfavorable foreign exchange effects decreased earnings by $200 million. Prime product sales of 18,150 kt were down 1,206 kt from 2008.

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(millions of dollars)
Corporate and financing earnings	$(483)	$(241)	$(1,660)	$(907)

Special items included in earnings
Corporate and financing
Valdez litigation	$0	$(170)	$(140)	$(460)

Corporate and financing expenses of $483 million in the third quarter of 2009 were up $242 million due mainly to lower interest income partially offset by the absence of the Valdez interest charge in 2008.

Corporate and financing expenses in the first nine months of 2009 of $1,660 million were up $753 million from 2008, mainly due to lower interest income partially offset by a lower Valdez litigation charge in the current year.

LIQUIDITY AND CAPITAL RESOURCES

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			$19,934	$49,241
Investing activities			(15,997)	(12,872)
Financing activities			(23,388)	(32,624)
Effect of exchange rate changes			486	(1,052)

Increase/(decrease) in cash and cash equivalents			$(18,965)	$2,693

Cash and cash equivalents (at end of period)			$12,472	$36,674
Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	$8,827	$14,403	$19,934	$49,241
Sales of subsidiaries, investments and property, plant and equipment	172	2,630	1,083	4,202

Cash flow from operations and asset sales	$8,999	$17,033	$21,017	$53,443

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider asset sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities.

Total cash and cash equivalents of $12.5 billion at the end of the third quarter of 2009 compared to $36.7 billion at the end of the third quarter of 2008.

Cash provided by operating activities totaled $19,934 million for the first nine months of 2009, $29,307 million lower than 2008. The major source of funds was net income including noncontrolling interests of $13,519 million, adjusted for the noncash provision of $8,724 million for depreciation and depletion, both of which decreased. In the 2008 period, the effects of higher prices on payments of accounts and other payables and collection of accounts receivable and the timing of income tax payments added to cash provided by operating activities. All other items net in 2009 included $4.1 billion of pension fund contributions, consistent with previous disclosures. For additional details, see the Condensed Consolidated Statement of Cash Flows on page 5.

Investing activities for the first nine months of 2009 used net cash of $15,997 million compared to $12,872 million in the prior year. Spending for additions to property, plant and equipment increased $1,735 million to $15,728 million. Proceeds from asset divestments of $1,083 million in 2009 were lower, mainly attributable to the absence of the sale of the German natural gas transportation business in 2008. Sales of investments in marketable securities in the current period, compared to purchases in 2008, are reflected in the change in other investing activities.

Cash flow from operations and asset sales in the third quarter of 2009 of $9.0 billion, including asset sales of $0.2 billion, decreased $8.0 billion from the comparable 2008 period. Cash flow from operations and asset sales in the first nine months of 2009 of $21.0 billion, including asset sales of $1.1 billion, decreased $32.4 billion from 2008.

Net cash used in financing activities of $23,388 million in the first nine months of 2009 was $9,236 million lower reflecting a lower level of purchases of shares of ExxonMobil stock.

During the third quarter of 2009, Exxon Mobil Corporation purchased 61 million shares of its common stock for the treasury at a gross cost of $4.2 billion. These purchases included $4.0 billion to reduce the number of shares outstanding, with the balance used to offset shares issued in conjunction with the company’s benefit plans and programs. Shares outstanding were reduced from 4,806 million at the end of the second quarter to 4,747 million at the end of the third quarter.

Gross share purchases through the first nine months of 2009 were $17.3 billion, reducing shares outstanding by 4.6 percent. Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed to shareholders a total of $6.0 billion in the third quarter of 2009 and $22.0 billion in the first nine months of 2009 through dividends and share purchases to reduce shares outstanding.

Total debt of $9.6 billion at September 30, 2009, compared to $9.4 billion at year-end 2008. The Corporation’s debt to total capital ratio was 7.9 percent at the end of the third quarter of 2009 compared to 7.4 percent at year-end 2008.

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

TAXES

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(millions of dollars)
Income taxes	$4,333	$11,327	$11,052	$31,155
Effective income tax rate	50%	44%	48%	47%
Sales-based taxes	6,805	9,327	18,927	27,297
All other taxes and duties	9,729	11,856	27,442	35,760

Total	$20,867	$32,510	$57,421	$94,212

Income, sales-based and all other taxes and duties for the third quarter of 2009 of $20,867 million were lower than 2008. In the third quarter of 2009 income tax expense declined to $4,333 million reflecting the lower level of earnings and the effective income tax rate was 50 percent, compared to $11,327 million and 44 percent, respectively, in the prior year period. Sales-based taxes and all other taxes and duties decreased in 2009 reflecting lower prices and foreign exchange effects.

Income, sales-based and all other taxes and duties for the first nine months of 2009 of $57,421 million were lower than 2008. In the first nine months of 2009 income tax expense declined to $11,052 million reflecting the lower level of earnings and the effective income tax rate was 48 percent, compared to $31,155 million and 47 percent, respectively, in the prior year period. Sales-based taxes and all other taxes and duties decreased in 2009 reflecting lower prices and foreign exchange effects.

CAPITAL AND EXPLORATION EXPENDITURES

	Third Quarter		First Nine Months
	2009	2008	2009	2008
	(millions of dollars)
Upstream (including exploration expenses)	$4,907	$5,277	$14,178	$14,629
Downstream	831	844	2,294	2,575
Chemical	747	721	2,335	2,084
Other	8	11	22	26

Total	$6,493	$6,853	$18,829	$19,314

Capital and exploration expenditures were $6.5 billion in the third quarter of 2009, down 5 percent from 2008, reflecting the impacts of a stronger U.S. dollar.

Capital and exploration expenditures were $18.8 billion in the first nine months of 2009, down 3 percent versus 2008 due to the stronger U.S. dollar. Capital and exploration expenditures for full year 2008 were $26.1 billion and are expected to range from $25 billion to $30 billion for the next several years. Actual spending could vary depending on the progress of individual projects.

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

Information about market risks for the nine months ended September 30, 2009, does not differ materially from that discussed under Item 7A of the registrant’s Annual Report on Form 10-K for 2008.

Item 4.	Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of September 30, 2009. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Corporation reported in November 2008 certain incidents of acid gas flaring at its refinery in Baytown, Texas pursuant to the Corporation’s 2005 consent decree with the U.S. Environmental Protection Agency (“EPA”) et al., entered by the U.S. District Court for the Northern District of Illinois, relating to the EPA’s New Source Review Enforcement Initiative. The Corporation reported these incidents as covered by the force majeure provisions of the Consent Decree, but the EPA responded on September 30, 2009, with a demand for stipulated penalties pursuant to the Consent Decree of $385,000. The Corporation is preparing a response to the penalty demand.

The Louisiana Department of Environmental Quality (LDEQ) issued a Consolidated Compliance Order & Notice of Potential Penalty to the Corporation’s Baton Rouge, Louisiana refinery on March 7, 2008, relating to alleged noncompliance with leak detection and repair (LDAR) requirements for fugitive emission components in certain refinery equipment. The refinery self-disclosed these issues to the LDEQ and continues to conduct leak detection and monitoring activities pursuant to its LDAR plan. Although the LDEQ will not propose a specific penalty until the refinery completes its corrective action steps, it is believed at this time that the potential penalty could exceed $100,000.

Regarding a matter reported in the Corporation’s second quarter 2009 Form 10-Q, between the dates of June 16 and June 23, 2009, single-count criminal informations alleging violations of 16 U.S.C. Sections 703 and 707 of the Migratory Bird Treaty Act were filed by the U.S. government against Exxon Mobil Corporation in the U.S. District Courts of Colorado, Kansas, Wyoming, Western District of Oklahoma and Northern District of Texas. These informations were consolidated for resolution in the U.S. District Court of Colorado. The U.S. Government and the company entered into a plea agreement intended to resolve the consolidated matter, which was approved by the court on August 12, 2009. Under the plea agreement, Exxon Mobil Corporation pled guilty to the five individual informations alleging misdemeanor violations of 16 U.S.C. Section 703 and 707(a) of the Migratory Bird Treaty Act and agreed to the following: (1) a term of probation of three years; (2) to fund and implement an environmental compliance plan for the three year probationary period; (3) to pay an aggregate fine of $400,000 directed to the North American Wetlands Conservation Fund ($80,000 per jurisdiction for wetlands conservation work in each jurisdiction); (4) to pay a special assessment of $250; and (5) to pay $200,000 in community service payments ($40,000 in Colorado to the Pauline S. Schnegas Foundation and $40,000 for each remaining jurisdiction to the National Fish and Wildlife Foundation).

In September 2009, purported shareholder derivative petitions captioned Dragoone v. Boskin, et al. and Tropiano v. Boskin, et al. were filed in the District Court of Dallas County, Texas, naming certain current and former directors as defendants and ExxonMobil as a nominal defendant. The petitions claim that the individual defendants breached their fiduciary duties by, among other things, allegedly failing to properly supervise the management of land leases overlaying hydrocarbon resources in the Point Thomson Unit on the Northern Slope of Alaska. The petitions also allege that the individual defendants caused the company to make materially false and misleading statements concerning the leases and caused the waste of corporate assets. The petitions seek damages from the individual defendants in favor of ExxonMobil, equitable relief to remedy their alleged breaches, and costs and expenses of the action.

In October 2009, a purported shareholder complaint captioned Resnik v. Boskin et al., alleging direct and derivative claims, was filed in the United States District Court for the District of New Jersey, naming the present directors, the “named executive officers” (as defined in SEC regulations) and ExxonMobil as defendants. The complaint alleges that ExxonMobil made materially false and misleading statements and omissions concerning the tax deductibility of certain incentive compensation paid to the named executive officers under ExxonMobil’s 2003 Incentive Program. The complaint seeks the distribution to stockholders of corrective disclosure, stockholder reapproval of the program, an injunction against payments under the program to the named executive officers, damages from the individual defendants in favor of ExxonMobil, and costs and expenses of the action.

Refer to the relevant portions of note 3 on pages 6 and 7 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended September 30, 2009

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs
July, 2009	21,935,315	$68.78	21,935,315

August, 2009	19,623,432	$69.36	19,623,432

September, 2009	19,598,447	$69.54	19,598,447

Total	61,157,194	$69.21	61,157,194	(See Note 1)

Note 1 —	On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding. The announcement did not specify an amount or expiration date. The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases. In its most recent earnings release dated October 29, 2009, the Corporation stated that share purchases to reduce shares outstanding are anticipated to equal $2.0 billion in the fourth quarter of 2009. Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

Item 6.	Exhibits

Exhibit	Description
10(iii)(f.4)	Standing resolution for non-employee director cash fees dated October 28, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K on October 28, 2009).

31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.

31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.

31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.

32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.

32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.

32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.

101	Interactive Data Files.

EXXON MOBIL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION

Date: November 5, 2009

	By:	/s/ Patrick T. Mulva
	Name:	Patrick T. Mulva
	Title:	Vice President, Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit	Description
10(iii)(f.4)	Standing resolution for non-employee director cash fees dated October 28, 2009 (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K on October 28, 2009).

31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.

31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.

31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.

32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.

32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.

32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.

101	Interactive Data Files.