Form 10-Q
period 2010-03-31
EXXON MOBIL CORP
filed 2010-05-06
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2010
Common stock, without par value	4,698,053,742

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars)

	Three Months Ended March 31,
	2010	2009
REVENUES AND OTHER INCOME
Sales and other operating revenue (1)	$87,037	$62,128
Income from equity affiliates	2,537	1,470
Other income	677	430

Total revenues and other income	90,251	64,028

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases	46,785	27,794
Production and manufacturing expenses	8,435	7,979
Selling, general and administrative expenses	3,514	3,448
Depreciation and depletion	3,280	2,793
Exploration expenses, including dry holes	686	351
Interest expense	55	107
Sales-based taxes (1)	6,815	5,906
Other taxes and duties	8,613	7,800

Total costs and other deductions	78,183	56,178

Income before income taxes	12,068	7,850
Income taxes	5,493	3,148

Net income including noncontrolling interests	6,575	4,702
Net income/(loss) attributable to noncontrolling interests	275	152

Net income attributable to ExxonMobil	$6,300	$4,550

Earnings per common share (dollars)	$1.33	$0.92

Earnings per common share - assuming dilution (dollars)	$1.33	$0.92

Dividends per common share (dollars)	$0.42	$0.40

(1) Sales-based taxes included in sales and other operating revenue	$6,815	$5,906

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)

	March 31, 2010	Dec. 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$13,742	$10,693
Marketable securities	85	169
Notes and accounts receivable - net	29,052	27,645
Inventories
Crude oil, products and merchandise	10,631	8,718
Materials and supplies	2,857	2,835
Other current assets	5,329	5,175

Total current assets	61,696	55,235
Investments, advances and long-term receivables	32,541	31,665
Property, plant and equipment - net	140,819	139,116
Other assets, including intangibles, net	7,692	7,307

Total assets	$242,748	$233,323

LIABILITIES
Current liabilities
Notes and loans payable	$2,396	$2,476
Accounts payable and accrued liabilities	46,136	41,275
Income taxes payable	9,212	8,310

Total current liabilities	57,744	52,061
Long-term debt	7,054	7,129
Postretirement benefits reserves	17,587	17,942
Deferred income tax liabilities	23,662	23,148
Other long-term obligations	19,035	17,651

Total liabilities	125,082	117,931

Commitments and contingencies (note 3)

EQUITY
Common stock, without par value:
Authorized: 9,000 million shares
Issued: 8,019 million shares	5,300	5,503
Earnings reinvested	281,251	276,937
Accumulated other comprehensive income
Cumulative foreign exchange translation adjustment	3,815	4,402
Postretirement benefits reserves adjustment	(9,352)	(9,863)
Common stock held in treasury:
3,321 million shares at March 31, 2010	(168,473)
3,292 million shares at December 31, 2009		(166,410)

ExxonMobil share of equity	112,541	110,569
Noncontrolling interests	5,125	4,823

Total equity	117,666	115,392

Total liabilities and equity	$242,748	$233,323

The number of shares of common stock issued and outstanding at March 31, 2010 and December 31, 2009 were 4,698,053,742 and 4,726,922,580, respectively.

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$6,575	$4,702
Depreciation and depletion	3,280	2,793
Changes in operational working capital, excluding cash and debt	3,201	1,132
All other items - net	(10)	283

Net cash provided by operating activities	13,046	8,910

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(5,756)	(4,673)
Sales of subsidiaries, investments, and property, plant and equipment	424	141
Other investing activities - net	165	(208)

Net cash used in investing activities	(5,167)	(4,740)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	27	22
Reductions in long-term debt	(3)	(11)
Additions/(reductions) in short-term debt - net	(121)	(203)
Cash dividends to ExxonMobil shareholders	(1,986)	(1,981)
Cash dividends to noncontrolling interests	(83)	(90)
Changes in noncontrolling interests	(1)	(111)
Common stock acquired	(2,495)	(7,852)
Common stock sold	42	121

Net cash used in financing activities	(4,620)	(10,105)

Effects of exchange rate changes on cash	(210)	(530)

Increase/(decrease) in cash and cash equivalents	3,049	(6,465)
Cash and cash equivalents at beginning of period	10,693	31,437

Cash and cash equivalents at end of period	$13,742	$24,972

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$3,896	$3,817
Cash interest paid	$130	$101

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Financial Statement Preparation

These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Corporation’s 2009 Annual Report on Form 10-K. In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. The Corporation’s exploration and production activities are accounted for under the “successful efforts” method.

2.	Accounting Changes

Effective January 1, 2010, ExxonMobil adopted the authoritative guidance for variable-interest entities (VIEs). The guidance requires the enterprise to qualitatively assess if it is the primary beneficiary of the VIE and, if so, the VIE must be consolidated. The adoption of the guidance did not have a material impact on the Corporation’s financial statements.

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

Other Contingencies

	As of March 31, 2010
	Equity Company Obligations	Other Third Party Obligations	Total
	(millions of dollars)
Total guarantees	$6,690	$3,163	$9,853

The Corporation and certain of its consolidated subsidiaries were contingently liable at March 31, 2010, for $9,853 million, primarily relating to guarantees for notes, loans and performance under contracts. Included in this amount were guarantees by consolidated affiliates of $6,690 million, representing ExxonMobil’s share of obligations of certain equity companies. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation’s outstanding unconditional purchase obligations at March 31, 2010, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

4.	Comprehensive Income

	Three Months Ended March 31,
	2010	2009
	(millions of dollars)
Net income including noncontrolling interests	$6,575	$4,702
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	(517)	(1,411)
Postretirement benefits reserves adjustment (excluding amortization)	212	(42)
Amortization of postretirement benefits reserves adjustment included in net periodic benefit costs	328	350

Comprehensive income including noncontrolling interests	6,598	3,599
Comprehensive income attributable to noncontrolling interests	374	18

Comprehensive income attributable to ExxonMobil	$6,224	$3,581

5.	Earnings Per Share

	Three Months Ended March 31,
	2010	2009
EARNINGS PER COMMON SHARE
Net income attributable to ExxonMobil (millions of dollars)	$6,300	$4,550

Weighted average number of common shares outstanding (millions of shares)	4,722	4,937

Earnings per common share (dollars)	$1.33	$0.92

EARNINGS PER COMMON SHARE - ASSUMING DILUTION
Net income attributable to ExxonMobil (millions of dollars)	$6,300	$4,550

Weighted average number of common shares outstanding (millions of shares)	4,722	4,937
Effect of employee stock-based awards	14	22

Weighted average number of common shares outstanding - assuming dilution	4,736	4,959

Earnings per common share - assuming dilution (dollars)	$1.33	$0.92

6.	Pension and Other Postretirement Benefits

	Three Months Ended March 31,
	2010	2009
	(millions of dollars)
Pension Benefits - U.S.
Components of net benefit cost
Service cost	$110	$103
Interest cost	199	202
Expected return on plan assets	(181)	(164)
Amortization of actuarial loss/(gain) and prior service cost	131	173
Net pension enhancement and curtailment/settlement cost	127	121

Net benefit cost	$386	$435

Pension Benefits - Non-U.S.
Components of net benefit cost
Service cost	$123	$103
Interest cost	296	261
Expected return on plan assets	(252)	(205)
Amortization of actuarial loss/(gain) and prior service cost	165	167
Net pension enhancement and curtailment/settlement cost	1	0

Net benefit cost	$333	$326

Other Postretirement Benefits
Components of net benefit cost
Service cost	$24	$27
Interest cost	103	110
Expected return on plan assets	(9)	(16)
Amortization of actuarial loss/(gain) and prior service cost	62	71

Net benefit cost	$180	$192

7.	Financial Instruments and Derivatives

The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is of significance is long-term debt. The estimated fair value of total long-term debt, including capitalized lease obligations, was $7.6 billion and $7.7 billion, at March 31, 2010 and December 31, 2009, respectively, as compared to recorded book values of $7.1 billion and $7.1 billion at March 31, 2010 and December 31, 2009, respectively.

The estimated fair value of derivatives outstanding and recorded on the balance sheet was a net receivable of $17 million and a net payable of $5 million on March 31, 2010 and December 31, 2009, respectively. The Corporation would have paid or received this amount from third parties if these derivatives had been settled in the open market based on observable market inputs.

The fair value of derivatives outstanding at March 31, 2010, is immaterial in relation to total assets of $243 billion or net income attributable to ExxonMobil for the three months ended March 31, 2010, of $6.3 billion.

8.	Disclosures about Segments and Related Information

	Three Months Ended March 31,
	2010	2009
	(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	$1,091	$360
Non-U.S.	4,723	3,143
Downstream
United States	(60)	352
Non-U.S.	97	781
Chemical
United States	539	83
Non-U.S.	710	267
All other	(800)	(436)

Corporate total	$6,300	$4,550

SALES AND OTHER OPERATING REVENUE (1)
Upstream
United States	$1,266	$821
Non-U.S.	6,308	5,176
Downstream
United States	21,813	15,193
Non-U.S.	48,857	35,985
Chemical
United States	3,397	1,848
Non-U.S.	5,393	3,103
All other	3	2

Corporate total	$87,037	$62,128

(1) Includes sales-based taxes

INTERSEGMENT REVENUE
Upstream
United States	$2,142	$1,204
Non-U.S.	9,552	6,576
Downstream
United States	3,384	1,669
Non-U.S.	12,957	6,879
Chemical
United States	2,308	1,221
Non-U.S.	2,037	1,284
All other	70	71

9.	Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the deferred interest debentures due 2012 ($2,205 million long-term at March 31, 2010) and the debt securities due 2010-2011 ($13 million long-term and $13 million short-term) of SeaRiver Maritime Financial Holdings, Inc., a 100 percent owned subsidiary of Exxon Mobil Corporation.

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

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated statement of income for three months ended March 31, 2010
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$3,933	$—	$83,104	$—	$87,037
Income from equity affiliates	6,212	—	2,514	(6,189)	2,537
Other income	62	—	615	—	677
Intercompany revenue	9,486	1	80,646	(90,133)	—

Total revenues and other income	19,693	1	166,879	(96,322)	90,251

Costs and other deductions
Crude oil and product purchases	9,800	—	124,635	(87,650)	46,785
Production and manufacturing expenses	1,937	—	7,804	(1,306)	8,435
Selling, general and administrative expenses	730	—	2,952	(168)	3,514
Depreciation and depletion	418	—	2,862	—	3,280
Exploration expenses, including dry holes	75	—	611	—	686
Interest expense	68	61	954	(1,028)	55
Sales-based taxes	—	—	6,815	—	6,815
Other taxes and duties	8	—	8,605	—	8,613

Total costs and other deductions	13,036	61	155,238	(90,152)	78,183

Income before income taxes	6,657	(60)	11,641	(6,170)	12,068
Income taxes	357	(23)	5,159	—	5,493

Net income including noncontrolling interests	6,300	(37)	6,482	(6,170)	6,575
Net income attributable to noncontrolling interests	—	—	275	—	275

Net income attributable to ExxonMobil	$6,300	$(37)	$6,207	$(6,170)	$6,300

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated statement of income for three months ended March 31, 2009
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$2,167	$—	$59,961	$—	$62,128
Income from equity affiliates	4,752	7	1,450	(4,739)	1,470
Other income	145	—	285	—	430
Intercompany revenue	5,865	1	52,635	(58,501)	—

Total revenues and other income	12,929	8	114,331	(63,240)	64,028

Costs and other deductions
Crude oil and product purchases	5,074	—	77,851	(55,131)	27,794
Production and manufacturing expenses	1,966	—	7,294	(1,281)	7,979
Selling, general and administrative expenses	658	—	2,968	(178)	3,448
Depreciation and depletion	367	—	2,426	—	2,793
Exploration expenses, including dry holes	55	—	296	—	351
Interest expense	361	55	1,622	(1,931)	107
Sales-based taxes	—	—	5,906	—	5,906
Other taxes and duties	9	—	7,791	—	7,800

Total costs and other deductions	8,490	55	106,154	(58,521)	56,178

Income before income taxes	4,439	(47)	8,177	(4,719)	7,850
Income taxes	(111)	(20)	3,279	—	3,148

Net income including noncontrolling interests	4,550	(27)	4,898	(4,719)	4,702
Net income attributable to noncontrolling interests	—	—	152	—	152

Net income attributable to ExxonMobil	$4,550	$(27)	$4,746	$(4,719)	$4,550

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated balance sheet as of March 31, 2010
Cash and cash equivalents	$279	$—	$13,463	$—	$13,742
Marketable securities	—	—	85	—	85
Notes and accounts receivable - net	2,222	12	27,025	(207)	29,052
Inventories	1,524	—	11,964	—	13,488
Other current assets	359	—	4,970	—	5,329

Total current assets	4,384	12	57,507	(207)	61,696
Property, plant and equipment - net	18,330	—	122,489	—	140,819
Investments and other assets	205,602	473	452,891	(618,733)	40,233
Intercompany receivables	19,519	2,407	445,236	(467,162)	—

Total assets	$247,835	$2,892	$1,078,123	$(1,086,102)	$242,748

Notes and loan payables	$15	$13	$2,368	$—	$2,396
Accounts payable and accrued liabilities	3,125	—	43,011	—	46,136
Income taxes payable	—	—	9,419	(207)	9,212

Total current liabilities	3,140	13	54,798	(207)	57,744
Long-term debt	278	2,218	4,558	—	7,054
Postretirement benefits reserves	8,811	—	8,776	—	17,587
Deferred income tax liabilities	934	141	22,587	—	23,662
Other long-term obligations	5,542	—	13,493	—	19,035
Intercompany payables	116,589	382	350,191	(467,162)	—

Total liabilities	135,294	2,754	454,403	(467,369)	125,082

Earnings reinvested	281,251	(731)	115,704	(114,973)	281,251
Other ExxonMobil equity	(168,710)	869	502,891	(503,760)	(168,710)

ExxonMobil share of equity	112,541	138	618,595	(618,733)	112,541
Noncontrolling interests	—	—	5,125	—	5,125

Total equity	112,541	138	623,720	(618,733)	117,666

Total liabilities and equity	$247,835	$2,892	$1,078,123	$(1,086,102)	$242,748

Condensed consolidated balance sheet as of December 31, 2009
Cash and cash equivalents	$449	$—	$10,244	$—	$10,693
Marketable securities	—	—	169	—	169
Notes and accounts receivable - net	2,050	—	25,858	(263)	27,645
Inventories	1,202	—	10,351	—	11,553
Other current assets	313	—	4,862	—	5,175

Total current assets	4,014	—	51,484	(263)	55,235
Property, plant and equipment - net	18,015	—	121,101	—	139,116
Investments and other assets	199,317	473	446,788	(607,606)	38,972
Intercompany receivables	19,637	2,257	442,903	(464,797)	—

Total assets	$240,983	$2,730	$1,062,276	$(1,072,666)	$233,323

Notes and loan payables	$43	$13	$2,420	$—	$2,476
Accounts payable and accrued liabilities	2,779	—	38,496	—	41,275
Income taxes payable	—	2	8,571	(263)	8,310

Total current liabilities	2,822	15	49,487	(263)	52,061
Long-term debt	279	2,157	4,693	—	7,129
Postretirement benefits reserves	8,673	—	9,269	—	17,942
Deferred income tax liabilities	818	151	22,179	—	23,148
Other long-term obligations	5,286	—	12,365	—	17,651
Intercompany payables	112,536	382	351,879	(464,797)	—

Total liabilities	130,414	2,705	449,872	(465,060)	117,931

Earnings reinvested	276,937	(694)	109,603	(108,909)	276,937
Other ExxonMobil equity	(166,368)	719	497,978	(498,697)	(166,368)

ExxonMobil share of equity	110,569	25	607,581	(607,606)	110,569
Noncontrolling interests	—	—	4,823	—	4,823

Total equity	110,569	25	612,404	(607,606)	115,392

Total liabilities and equity	$240,983	$2,730	$1,062,276	$(1,072,666)	$233,323

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated statement of cash flows for three months ended March 31, 2010
Cash provided by/(used in) operating activities	$1,253	$1	$11,898	$(106)	$13,046

Cash flows from investing activities
Additions to property, plant and equipment	(711)	—	(5,045)	—	(5,756)
Sales of long-term assets	58	—	366	—	424
Net intercompany investing	3,699	(151)	(3,901)	353	—
All other investing, net	—	—	165	—	165

Net cash provided by/(used in) investing activities	3,046	(151)	(8,415)	353	(5,167)

Cash flows from financing activities
Additions to long-term debt	—	—	27	—	27
Reductions in long-term debt	—	—	(3)	—	(3)
Additions/(reductions) in short-term debt—net	(30)	—	(91)	—	(121)
Cash dividends	(1,986)	—	(106)	106	(1,986)
Net ExxonMobil shares sold/(acquired)	(2,453)	—	—	—	(2,453)
Net intercompany financing activity	—	—	203	(203)	—
All other financing, net	—	150	(84)	(150)	(84)

Net cash provided by/(used in) financing activities	(4,469)	150	(54)	(247)	(4,620)

Effects of exchange rate changes on cash	—	—	(210)	—	(210)

Increase/(decrease) in cash and cash equivalents	$(170)	$—	$3,219	$—	$3,049

Condensed consolidated statement of cash flows for three months ended March 31, 2009
Cash provided by/(used in) operating activities	$421	$1	$8,609	$(121)	$8,910

Cash flows from investing activities
Additions to property, plant and equipment	(542)	—	(4,131)	—	(4,673)
Sales of long-term assets	32	—	109	—	141
Net intercompany investing	6,306	(151)	(6,477)	322	—
All other investing, net	—	—	(208)	—	(208)

Net cash provided by/(used in) investing activities	5,796	(151)	(10,707)	322	(4,740)

Cash flows from financing activities
Additions to long-term debt	—	—	22	—	22
Reductions in long-term debt	—	—	(11)	—	(11)
Additions/(reductions) in short-term debt—net	34	—	(237)	—	(203)
Cash dividends	(1,981)	—	(121)	121	(1,981)
Net ExxonMobil shares sold/(acquired)	(7,731)	—	—	—	(7,731)
Net intercompany financing activity	—	—	172	(172)	—
All other financing, net	—	150	(201)	(150)	(201)

Net cash provided by/(used in) financing activities	(9,678)	150	(376)	(201)	(10,105)

Effects of exchange rate changes on cash	—	—	(530)	—	(530)

Increase/(decrease) in cash and cash equivalents	$(3,461)	$—	$(3,004)	$—	$(6,465)

EXXON MOBIL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	First Three Months
Earnings (U.S. GAAP)	2010	2009
	(millions of dollars)
Upstream
United States	$1,091	$360
Non-U.S.	4,723	3,143
Downstream
United States	(60)	352
Non-U.S.	97	781
Chemical
United States	539	83
Non-U.S.	710	267
Corporate and financing	(800)	(436)

Net Income attributable to ExxonMobil (U.S. GAAP)	$6,300	$4,550

Earnings per common share (dollars)	$1.33	$0.92
Earnings per common share - assuming dilution (dollars)	$1.33	$0.92

References in this discussion to total corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the income statement. Unless otherwise indicated, references to earnings, special items, Upstream, Downstream, Chemical and Corporate and Financing segment earnings, and earnings per share are ExxonMobil’s share after excluding amounts attributable to noncontrolling interests.

REVIEW OF FIRST QUARTER 2010 RESULTS

Exxon Mobil Corporation reported first quarter 2010 earnings of $6,300 million, up 38 percent or $1,750 million from the first quarter of 2009. ExxonMobil achieved solid results from its worldwide operations. The results reflect higher crude oil realizations and stronger chemical margins while the downstream industry margins remained weak. Earnings per share were $1.33, an increase of 45 percent. Earnings include a charge of approximately $200 million associated with the recently enacted U.S. health care legislation.

ExxonMobil’s solid financial position enabled ongoing investment at record levels through the business cycle. Nearly $4 billion was returned to shareholders in the first quarter through dividends and share purchases to reduce shares outstanding.

	First Three Months
	2010	2009
	(millions of dollars)
Upstream earnings
United States	$1,091	$360
Non-U.S.	4,723	3,143

Total	$5,814	$3,503

Upstream earnings were $5,814 million, up $2,311 million from the first quarter of 2009. Higher crude oil prices, partly offset by lower natural gas realizations, increased earnings $2.5 billion. Higher gas volumes improved earnings by $190 million while higher operating expenses decreased earnings $380 million.

On an oil-equivalent basis, production increased 4.5 percent from the first quarter of 2009. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, production was up nearly 6 percent.

Liquids production totaled 2,414 kbd (thousands of barrels per day), down 62 kbd from the first quarter of 2009. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, liquids production was down 1 percent, as increased production from projects in Qatar and Kazakhstan was offset by field decline.

First quarter natural gas production was 11,689 mcfd (millions of cubic feet per day), up 1,502 mcfd from 2009, driven by project ramp-ups in Qatar and higher demand in Europe.

Earnings from U.S. Upstream operations were $1,091 million, $731 million higher than the first quarter of 2009. Non-U.S. Upstream earnings were $4,723 million, up $1,580 million.

	First Three Months
	2010	2009
	(millions of dollars)
Downstream earnings
United States	$(60)	$352
Non-U.S.	97	781

Total	$37	$1,133

Downstream earnings were $37 million, down $1,096 million. Lower refining margins drove the majority of the decline, reducing earnings $1.1 billion. Petroleum product sales of 6,144 kbd were 290 kbd lower than last year’s first quarter, mainly reflecting lower demand.

The U.S. Downstream recorded a loss of $60 million, down $412 million from the first quarter of 2009. Non-U.S. Downstream earnings of $97 million were $684 million lower.

	First Three Months
	2010	2009
	(millions of dollars)
Chemical earnings
United States	$539	$83
Non-U.S.	710	267

Total	$1,249	$350

Chemical earnings of $1,249 million were $899 million higher than the first quarter of 2009. Stronger margins improved earnings by nearly $480 million while higher sales volumes increased earnings $180 million. All other items, including asset management gains and the absence of hurricane costs from 2009, increased earnings by $240 million. First quarter prime product sales of 6,488 kt (thousands of metric tons) were 961 kt higher than the prior year primarily due to improved global demand.

	First Three Months
	2010	2009
	(millions of dollars)
Corporate and financing earnings	$(800)	$(436)

Corporate and financing expenses were $800 million, up $364 million from first quarter 2009, mainly due to a charge related to the U.S. health care legislation signed into law in March 2010 and the absence of favorable 2009 tax items.

LIQUIDITY AND CAPITAL RESOURCES

	First Three Months
	2010	2009
	(millions of dollars)
Net cash provided by/(used in)
Operating activities	$13,046	$8,910
Investing activities	(5,167)	(4,740)
Financing activities	(4,620)	(10,105)
Effect of exchange rate changes	(210)	(530)

Increase/(decrease) in cash and cash equivalents	$3,049	$(6,465)

Cash and cash equivalents (at end of period)	$13,742	$24,972
Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	$13,046	$8,910
Sales of subsidiaries, investments and property, plant and equipment	424	141

Cash flow from operations and asset sales	$13,470	$9,051

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider asset sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities.

Total cash and cash equivalents of $13.7 billion at the end of the first quarter of 2010 compared to $25.0 billion at the end of the first quarter of 2009.

Cash provided by operating activities totaled $13 billion for the first three months of 2010, $4.1 billion higher than 2009. The major source of funds was net income including noncontrolling interests of $6.6 billion, adjusted for the noncash provision of $3.3 billion for depreciation and depletion, both of which increased. Changes in operational working capital added to cash flows in both periods. For additional details, see the Condensed Consolidated Statement of Cash Flows on page 5.

Investing activities for the first three months of 2010 used net cash of $5.2 billion compared to $4.7 billion in the prior year. Spending for additions to property, plant and equipment increased $1.1 billion to $5.8 billion.

Cash flow from operations and asset sales in the first quarter of 2010 of $13.5 billion, including asset sales of $0.4 billion, increased $4.4 billion from the comparable 2009 period.

Net cash used in financing activities of $4.6 billion in the first three months of 2010 was $5.5 billion lower reflecting a lower level of purchases of shares of ExxonMobil stock.

During the first quarter of 2010, Exxon Mobil Corporation purchased 37 million shares of its common stock for the treasury at a gross cost of $2.5 billion. These purchases included about $2 billion to reduce the number of shares outstanding, with the balance used to offset shares issued in conjunction with the company’s benefit plans and programs. Shares outstanding were reduced from 4,727 million at the end of the fourth quarter to 4,698 million at the end of the first quarter. Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed to shareholders a total of nearly $4 billion in the first quarter of 2010 through dividends and share purchases to reduce shares outstanding.

Total debt of $9.5 billion at March 31, 2010, compared to $9.6 billion at year-end 2009. The Corporation’s debt to total capital ratio was 7.4 percent at the end of the first quarter of 2010 compared to 7.7 percent at year-end 2009.

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

TAXES

	First Three Months
	2010	2009
	(millions of dollars)
Income taxes	$5,493	$3,148
Effective income tax rate	50%	45%
Sales-based taxes	6,815	5,906
All other taxes and duties	9,349	8,589

Total	$21,657	$17,643

Income, sales-based and all other taxes and duties for the first quarter of 2010 of $21,657 million were higher than 2009. In the first quarter of 2010 income tax expense increased to $5,493 million reflecting the higher level of earnings and the effective income tax rate was 50 percent, compared to $3,148 million and 45 percent, respectively, in the prior year period. Sales-based taxes and all other taxes and duties increased in 2010 reflecting higher prices and foreign exchange effects.

CAPITAL AND EXPLORATION EXPENDITURES

	First Three Months
	2010	2009
	(millions of dollars)
Upstream (including exploration expenses)	$5,546	$4,366
Downstream	674	646
Chemical	614	758
Other	43	4

Total	$6,877	$5,774

ExxonMobil’s solid financial position enabled ongoing investment at record levels through the business cycle. Capital and exploration expenditures were $6.9 billion in the first quarter of 2010, up 19 percent from 2009 reflecting higher spending in the Upstream.

Capital and exploration expenditures for full year 2009 were $27.1 billion and are expected to range from $25 billion to $30 billion for the next several years. Actual spending could vary depending on the progress of individual projects.

FORWARD-LOOKING STATEMENTS

Statements in this report relating to future plans, projections, events or conditions are forward-looking statements. Actual results, including benefits resulting from the XTO transaction; project plans, costs, timing, and capacities; capital and exploration expenditures; and share purchase levels, could differ materially due to factors including: the timing and conditions of regulatory clearance for the XTO merger; our ability to integrate the businesses of XTO and ExxonMobil effectively after closing; changes in long-term oil or gas prices or other market or economic conditions affecting the oil and gas industry; unforeseen technical difficulties; political events or disturbances; reservoir performance; the outcome of commercial negotiations; wars and acts of terrorism or sabotage; changes in technical or operating conditions; and other factors discussed under the heading “Factors Affecting Future Results” in the “investors” section of our website and in Item 1A of ExxonMobil’s 2009 Form 10-K. We assume no duty to update these statements as of any future date.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2010, does not differ materially from that discussed under Item 7A of the registrant’s Annual Report on Form 10-K for 2009.

Item 4.	Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of March 31, 2010. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In February 2010, the South Coast Air Quality Management District (AQMD) issued a penalty assessment against ExxonMobil Oil Corporation for alleged violations of the California Health and Safety Code and AQMD regulations at the Torrance, California refinery related to a crack in the roof of a tank at the refinery and a leak in a drain at the refinery. The assessment alleges that the leak in the tank resulted in impermissible air emissions. ExxonMobil Oil Corporation has agreed to resolve the matter for a penalty payment of $475,000.

In January 2010, the Corporation detected a leak of propylene from the Ethylene Purification Unit at the Corporation’s Baton Rouge, Louisiana chemical plant. The Corporation reported the incident to the Louisiana Department of Environmental Quality (LDEQ). The Corporation is in discussions with the LDEQ to resolve this matter, as well as several other air emission exceedences at the Baton Rouge chemical plant. Although LDEQ has not proposed a specific penalty, it is believed at this time that the potential penalty may exceed $100,000.

In the matter, In re Exxon Mobil, Corp. Derivative Litigation, in the District Court of Dallas County, Texas, previously reported in the Corporation’s Form 10-K for 2009 and Form 10-Q for the third quarter of 2009, on April 30, 2010, the Court granted the defendants’ special exceptions due to plaintiffs’ failure 1) to make a pre-suit demand on the Board of Directors, or 2) to plead facts sufficient to excuse such a demand. The trial court has given the Plaintiffs until June 1, 2010, to re-file their pleading to allege with specificity a legally sufficient basis to excuse Plaintiffs’ failure to make a pre-suit demand on the Board.

Refer to the relevant portions of note 3 on pages 6 and 7 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended March 31, 2010

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs
January, 2010	11,624,927	$68.13	11,624,927

February, 2010	11,626,524	$65.46	11,626,524

March, 2010	14,143,265	$66.60	14,143,265

Total	37,394,716	$66.72	37,394,716	(See Note 1)

Note 1 —	On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding. The announcement did not specify an amount or expiration date. The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases. In its most recent earnings release dated April 29, 2010, the Corporation stated that second quarter 2010 share purchases to reduce shares outstanding are expected to continue at a pace of about $2 billion. However, the total purchases for the quarter may be less due to trading restrictions during the proxy solicitation period for the XTO merger. Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

Item 6.	Exhibits

Exhibit	Description
31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.

31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.

31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.

32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.

32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.

32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.

101	Interactive Data Files.

EXXON MOBIL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION

Date: May 6, 2010

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