Form 10-Q
period 2010-06-30
EXXON MOBIL CORP
filed 2010-08-04
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2010
Common stock, without par value	5,091,804,265

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009
REVENUES AND OTHER INCOME
Sales and other operating revenue (1)	$89,693	$72,167	$176,730	$134,295
Income from equity affiliates	2,244	1,583	4,781	3,053
Other income	549	707	1,226	1,137

Total revenues and other income	92,486	74,457	182,737	138,485

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases	48,469	36,903	95,254	64,697
Production and manufacturing expenses	8,376	8,029	16,811	16,008
Selling, general and administrative expenses	3,607	3,519	7,121	6,967
Depreciation and depletion	3,366	3,004	6,646	5,797
Exploration expenses, including dry holes	407	490	1,093	841
Interest expense	40	343	95	450
Sales-based taxes (1)	6,946	6,216	13,761	12,122
Other taxes and duties	8,569	8,436	17,182	16,236

Total costs and other deductions	79,780	66,940	157,963	123,118

Income before income taxes	12,706	7,517	24,774	15,367
Income taxes	4,960	3,571	10,453	6,719

Net income including noncontrolling interests	7,746	3,946	14,321	8,648
Net income/(loss) attributable to noncontrolling interests	186	(4)	461	148

Net income attributable to ExxonMobil	$7,560	$3,950	$13,860	$8,500

Earnings per common share (dollars)	$1.61	$0.82	$2.94	$1.74

Earnings per common share - assuming dilution (dollars)	$1.60	$0.81	$2.93	$1.73

Dividends per common share (dollars)	$0.44	$0.42	$0.86	$0.82

(1) Sales-based taxes included in sales and other operating revenue	$6,946	$6,216	$13,761	$12,122

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)

	June 30, 2010	Dec. 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$13,252	$10,693
Marketable securities	15	169
Notes and accounts receivable - net	29,206	27,645
Inventories
Crude oil, products and merchandise	10,439	8,718
Materials and supplies	3,000	2,835
Other current assets	6,304	5,175

Total current assets	62,216	55,235
Investments, advances and long-term receivables	32,642	31,665
Property, plant and equipment - net	188,069	139,116
Other assets, including intangibles, net	8,141	7,307

Total assets	$291,068	$233,323

LIABILITIES
Current liabilities
Notes and loans payable	$2,946	$2,476
Accounts payable and accrued liabilities	45,454	41,275
Income taxes payable	9,421	8,310

Total current liabilities	57,821	52,061
Long-term debt	17,486	7,129
Postretirement benefits reserves	17,143	17,942
Deferred income tax liabilities	34,283	23,148
Other long-term obligations	18,968	17,651

Total liabilities	145,701	117,931

Commitments and contingencies (note 3)

EQUITY
Common stock, without par value:
Authorized: 9,000 million shares
Issued: 8,019 million shares	9,002	5,503
Earnings reinvested	286,745	276,937
Accumulated other comprehensive income
Cumulative foreign exchange translation adjustment	2,051	4,402
Postretirement benefits reserves adjustment	(8,886)	(9,863)
Unrealized gain/(loss) on cash flow hedges	80	0
Common stock held in treasury:
2,927 million shares at June 30, 2010	(148,820)
3,292 million shares at December 31, 2009		(166,410)

ExxonMobil share of equity	140,172	110,569
Noncontrolling interests	5,195	4,823

Total equity	145,367	115,392

Total liabilities and equity	$291,068	$233,323

The number of shares of common stock issued and outstanding at June 30, 2010 and December 31, 2009 were 5,091,804,265 and 4,726,922,580, respectively.

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)

	Six Months Ended June 30,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$14,321	$8,648
Depreciation and depletion	6,646	5,797
Changes in operational working capital, excluding cash and debt	2,068	(992)
All other items - net	(754)	(2,346)

Net cash provided by operating activities	22,281	11,107

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(11,400)	(10,238)
Sales of subsidiaries, investments, and property, plant and equipment	852	911
Other investing activities - net	303	(386)

Net cash used in investing activities	(10,245)	(9,713)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	33	145
Reductions in long-term debt	(16)	(20)
Additions/(reductions) in short-term debt - net	(697)	(350)
Cash dividends to ExxonMobil shareholders	(4,052)	(4,020)
Cash dividends to noncontrolling interests	(139)	(133)
Changes in noncontrolling interests	(2)	(124)
Tax benefits related to stock-based awards	28	55
Common stock acquired	(4,063)	(13,098)
Common stock sold	111	185

Net cash used in financing activities	(8,797)	(17,360)

Effects of exchange rate changes on cash	(680)	105

Increase/(decrease) in cash and cash equivalents	2,559	(15,861)
Cash and cash equivalents at beginning of period	10,693	31,437

Cash and cash equivalents at end of period	$13,252	$15,576

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$9,487	$8,540
Cash interest paid	$294	$195

NON-CASH TRANSACTIONS

The Corporation acquired all the outstanding equity of XTO Energy Inc. in an all-stock transaction valued at $24,659 million (see note 9).

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(millions of dollars)

	ExxonMobil Share of Equity					Noncontrolling Interest	Total Equity
	Common Stock	Earnings Reinvested	Accumulated Other Compre- hensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity
Balance as of December 31, 2008	$5,314	$265,680	$(9,931)	$(148,098)	$112,965	$4,558	$117,523
Amortization of stock-based awards	364				364		364
Tax benefits related to stock- based awards	12				12		12
Other	(430)				(430)		(430)

Net income for the period		8,500			8,500	148	8,648
Dividends - common shares		(4,020)			(4,020)	(133)	(4,153)

Foreign exchange translation adjustment			1,530		1,530	94	1,624
Postretirement benefits reserves adjustment			(530)		(530)	(4)	(534)
Amortization of postretirement benefits reserves adjustment included in periodic benefit costs			682		682	22	704

Acquisitions at cost				(13,098)	(13,098)	(124)	(13,222)
Dispositions				617	617		617

Balance as of June 30, 2009	$5,260	$270,160	$(8,249)	$(160,579)	$106,592	$4,561	$111,153

Balance as of December 31, 2009	$5,503	$276,937	$(5,461)	$(166,410)	$110,569	$4,823	$115,392
Amortization of stock-based awards	365				365		365
Tax benefits related to stock- based awards	10				10		10
Other	(396)				(396)	12	(384)

Net income for the period		13,860			13,860	461	14,321
Dividends - common shares		(4,052)			(4,052)	(139)	(4,191)

Foreign exchange translation adjustment			(2,351)		(2,351)	(13)	(2,364)
Postretirement benefits reserves adjustment			363		363	27	390
Amortization of postretirement benefits reserves adjustment included in periodic benefit costs			614		614	26	640
Change in fair value of cash flow hedges			80		80		80

Acquisitions at cost				(4,063)	(4,063)	(2)	(4,065)
Issued for XTO merger	3,520			21,139	24,659		24,659
Other dispositions				514	514		514

Balance as of June 30, 2010	$9,002	$286,745	$(6,755)	$(148,820)	$140,172	$5,195	$145,367

	Six Months Ended June 30, 2010				Six Months Ended June 30, 2009
Common Stock Share Activity	Issued	Held in Treasury	Outstanding		Issued	Held in Treasury	Outstanding
	(millions of shares)				(millions of shares)
Balance as of December 31	8,019	(3,292)	4,727		8,019	(3,043)	4,976
Acquisitions		(61)	(61)			(183)	(183)
Issued for XTO merger		416	416
Other dispositions		10	10			13	13

Balance as of June 30	8,019	(2,927)	5,092		8,019	(3,213)	4,806

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Accounting Policies and Basis of Financial Statement Preparation

Basis of Financial Statement Preparation. These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Corporation’s 2009 Annual Report on Form 10-K. In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. The Corporation’s exploration and production activities are accounted for under the “successful efforts” method.

Derivative Instruments. The Corporation historically made limited use of derivative instruments. The Corporation does not engage in speculative derivative activities or derivative trading activities, nor does it use derivatives with leveraged features. When the Corporation does enter into derivative transactions, it is to offset exposures associated with interest rates, foreign currency exchange rates and hydrocarbon prices that arise from existing assets, liabilities and forecasted transactions. For derivatives designated as cash flow hedges, the Corporation’s activity is intended to manage the price risk posed by physical transactions.

The Corporation records all derivatives on the balance sheet at fair value. The change in fair value of derivatives designated as fair value hedges is recognized in earnings, offset by the change in fair value of the hedged item. The change in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and recognized in earnings when the hedged transaction is recognized in earnings. The change in fair value of derivatives not designated as hedging instruments is recognized in earnings. Any ineffectiveness between the derivative and the hedged item is recorded in earnings.

Hedge effectiveness is reviewed at least quarterly and is generally based on the most recent relevant correlation between the derivative and the item hedged. Hedge ineffectiveness is calculated based on the difference between the change in fair value of the derivative and change in cash flow or fair value of the items hedged. If it is determined that a derivative is no longer highly effective, hedge accounting is then discontinued and the change in fair value since inception that is on the balance sheet either as other comprehensive income for cash flow hedges, or the underlying hedged item for fair value hedges, is recorded in earnings.

Fair Value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Hierarchy Levels 1, 2 or 3 are terms for the priority of inputs to valuation techniques used to measure fair value. Hierarchy Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Hierarchy Level 2 inputs are inputs other than quoted prices included within Level 1 that are directly or indirectly observable for the asset or liability. Hierarchy Level 3 inputs are inputs that are not observable in the market.

Goodwill. Goodwill is the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill is evaluated for impairment on at least an annual basis.

Stock-Based Awards. The Corporation recognizes compensation expense for stock-based awards through amortization of the grant-date fair value over the requisite service period for each award.

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

Other Contingencies

	As of June 30, 2010
	Equity Company Obligations	Other Third Party Obligations	Total
	(millions of dollars)
Total guarantees	$5,650	$3,036	$8,686

The Corporation and certain of its consolidated subsidiaries were contingently liable at June 30, 2010, for $8,686 million, primarily relating to guarantees for notes, loans and performance under contracts. Included in this amount were guarantees by consolidated affiliates of $5,650 million, representing ExxonMobil’s share of obligations of certain equity companies. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation’s outstanding unconditional purchase obligations at June 30, 2010, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

On September 6, 2007, affiliates of ExxonMobil filed a Request for Arbitration with the International Centre for Settlement of Investment Disputes (ICSID) invoking ICSID jurisdiction under Venezuela’s Investment Law and the Netherlands-Venezuela Bilateral Investment Treaty. The ICSID Tribunal issued a decision on June 10, 2010, finding that it had jurisdiction to proceed on the basis of the Netherlands-Venezuela Bilateral Investment Treaty. An affiliate of ExxonMobil has also filed an arbitration under the rules of the International Chamber of Commerce against PdVSA and a PdVSA affiliate for breach of their contractual obligations under certain Cerro Negro Project agreements. Both arbitration proceedings continue. At this time, the net impact of this matter on the Corporation’s consolidated financial results cannot be reasonably estimated. However, the Corporation does not expect the resolution to have a material effect upon the Corporation’s operations or financial condition. ExxonMobil’s remaining net book investment in Cerro Negro producing assets is about $750 million.

4.	Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(millions of dollars)
Net income including noncontrolling interests	$7,746	$3,946	$14,321	$8,648
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	(1,847)	3,035	(2,364)	1,624
Postretirement benefits reserves adjustment (excluding amortization)	178	(492)	390	(534)
Amortization of postretirement benefits reserves adjustment included in net periodic benefit costs	312	354	640	704
Change in fair value of cash flow hedges	80	0	80	0

Comprehensive income including noncontrolling interests	6,469	6,843	13,067	10,442
Comprehensive income attributable to noncontrolling interests	127	242	501	260

Comprehensive income attributable to ExxonMobil	$6,342	$6,601	$12,566	$10,182

5.	Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
EARNINGS PER COMMON SHARE
Net income attributable to ExxonMobil (millions of dollars)	$7,560	$3,950	$13,860	$8,500

Weighted average number of common shares outstanding (millions of shares)	4,716	4,851	4,720	4,896

Earnings per common share (dollars)	$1.61	$0.82	$2.94	$1.74

EARNINGS PER COMMON SHARE - ASSUMING DILUTION
Net income attributable to ExxonMobil (millions of dollars)	$7,560	$3,950	$13,860	$8,500

Weighted average number of common shares outstanding (millions of shares)	4,716	4,851	4,720	4,896
Effect of employee stock-based awards	13	20	13	20

Weighted average number of common shares outstanding - assuming dilution	4,729	4,871	4,733	4,916

Earnings per common share - assuming dilution (dollars)	$1.60	$0.81	$2.93	$1.73

The anti-dilutive options to purchase shares that have been excluded were de minimis.

6.	Pension and Other Postretirement Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(millions of dollars)
Pension Benefits - U.S.
Components of net benefit cost
Service cost	$114	$106	$224	$209
Interest cost	200	202	399	404
Expected return on plan assets	(182)	(164)	(363)	(328)
Amortization of actuarial loss/(gain) and prior service cost	133	174	264	347
Net pension enhancement and curtailment/settlement cost	126	121	253	242

Net benefit cost	$391	$439	$777	$874

Pension Benefits - Non-U.S.
Components of net benefit cost
Service cost	$113	$100	$236	$203
Interest cost	283	275	579	536
Expected return on plan assets	(242)	(216)	(494)	(421)
Amortization of actuarial loss/(gain) and prior service cost	160	177	325	344
Net pension enhancement and curtailment/settlement cost	0	0	1	0

Net benefit cost	$314	$336	$647	$662

Other Postretirement Benefits
Components of net benefit cost
Service cost	$28	$23	$52	$50
Interest cost	108	104	211	214
Expected return on plan assets	(11)	(2)	(20)	(18)
Amortization of actuarial loss/(gain) and prior service cost	46	58	108	129

Net benefit cost	$171	$183	$351	$375

7.	Financial and Derivative Instruments

Financial Instruments

The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is of significance is long-term debt. The estimated fair value of total long-term debt, including capitalized lease obligations, was $18.1 billion and $7.7 billion, at June 30, 2010 and December 31, 2009, respectively, as compared to recorded book values of $17.5 billion and $7.1 billion at June 30, 2010 and December 31, 2009, respectively.

Derivative Instruments

The Corporation’s size, strong capital structure, geographic diversity and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the Corporation’s enterprise-wide risk from changes in interest rates, currency rates and commodity prices. As a result, the Corporation historically made limited use of derivatives to mitigate the impact of such changes. The Corporation does not engage in speculative derivative activities or derivative trading activities nor does it use derivatives with leveraged features.

When the Corporation does enter into derivative transactions, it is to offset exposures associated with interest rates, foreign currency exchange rates and hydrocarbon prices that arise from existing assets, liabilities and forecasted transactions. For derivatives designated as cash flow hedges, the Corporation’s activity is intended to manage the price risk posed by physical transactions.

The estimated fair value of derivative instruments outstanding is summarized below. Derivative instruments of $995 million acquired as a result of the XTO merger are included in June 30, 2010, amounts and once the current positions settle, these programs will be discontinued.

	Not Designated as a Hedge		Fair Value Hedge		Cash Flow Hedge		Total Derivatives
	June 30, 2010	Dec. 31, 2009	June 30, 2010	Dec. 31, 2009	June 30, 2010	Dec. 31, 2009	June 30, 2010	Dec. 31, 2009
	(millions of dollars)
Other current assets	$49	$30	$1	$20	$949	$0	$999	$50
Other assets	4	0	0	0	74	0	78	0

Total assets	53	30	1	20	1,023	0	1,077	50

Accounts payable and accrued liabilities	24	54	15	1	32	0	71	55
Other long-term obligations	2	0	0	0	3	0	5	0

Total liabilities	26	54	15	1	35	0	76	55

Total net asset/(liability)	$27	$(24)	$(14)	$19	$988	$0	$1,001	$(5)

The fair value measurement hierarchy level associated with the Corporation’s derivative instruments is summarized below.

	June 30, 2010		December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(millions of dollars)
Commodity derivative instruments	$1	$1,015	$(23)	$(2)
Foreign currency exchange instruments	$0	$(15)	$0	$20

The Corporation’s fair value measurement of its derivative instruments includes Level 1 inputs for derivatives that are traded directly on the NYMEX and Level 2 inputs for derivatives that are determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices.

For the three months and six months ended June 30, 2010, the before tax earnings impact of the Corporation’s derivative activity, net of the fair value change of physical commitments associated with fair value hedges, was a gain of $24 million and $33 million, respectively, versus a loss of $87 million and $88 million for the three months and six months ended June 30, 2009, respectively.

The principal commodity futures contracts and swap agreements acquired as part of the XTO merger that are in place as of June 30, 2010, are summarized below. These derivative contracts are designated and qualify for cash flow hedge accounting. The Corporation will receive the cash flow related to these derivative contracts at the prices indicated below. However, the amount of gain or loss realized from these contracts will be limited to the change in fair value of the derivative instruments from the acquisition date.

Product	Production Period	Volume	Weighted Average NYMEX Price
		(millions of cubic feet daily)	(per thousand cubic feet)
Natural Gas	July - December 2010	1,250	$7.49
	January - December 2011	250	$7.02

		(thousands of barrels daily)	(per barrel)
Crude Oil	July - December 2010	70	$95.70

The Corporation believes that there are no material market or credit risks to the Corporation’s financial position, results of operations or liquidity as a result of the derivative activities described above.

8.	Disclosures about Segments and Related Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	$865	$813	$1,956	$1,173
Non-U.S.	4,471	2,999	9,194	6,142
Downstream
United States	440	(15)	380	337
Non-U.S.	780	527	877	1,308
Chemical
United States	685	79	1,224	162
Non-U.S.	683	288	1,393	555
All other	(364)	(741)	(1,164)	(1,177)

Corporate total	$7,560	$3,950	$13,860	$8,500

SALES AND OTHER OPERATING REVENUE (1)
Upstream
United States	$1,081	$753	$2,347	$1,574
Non-U.S.	5,950	5,101	12,258	10,277
Downstream
United States	23,700	18,853	45,513	34,046
Non-U.S.	49,883	41,238	98,740	77,223
Chemical
United States	3,425	2,317	6,822	4,165
Non-U.S.	5,649	3,897	11,042	7,000
All other	5	8	8	10

Corporate total	$89,693	$72,167	$176,730	$134,295

(1) Includes sales-based taxes

INTERSEGMENT REVENUE
Upstream
United States	$1,944	$1,615	$4,088	$2,819
Non-U.S.	9,314	7,250	18,866	13,826
Downstream
United States	3,650	2,568	7,034	4,237
Non-U.S.	12,254	9,525	25,211	16,404
Chemical
United States	2,614	1,834	4,922	3,055
Non-U.S.	2,117	1,647	4,154	2,931
All other	68	72	138	143

9.	Acquisition of XTO Energy Inc.

Description of the Transaction

On June 25, 2010, ExxonMobil acquired XTO Energy Inc. (XTO) by merging a wholly-owned subsidiary of ExxonMobil with and into XTO (the “merger”), with XTO continuing as the surviving corporation and wholly-owned subsidiary of ExxonMobil. XTO is involved in the exploration for, production of, and transportation and sale of crude oil and natural gas. XTO’s asset base, technical capabilities and operating expertise together with ExxonMobil’s extensive research and development expertise, project management and operational skills, global scale and financial capacity, should enable effective development of additional supplies of unconventional oil and gas resources.

At the effective time of the merger, each share of XTO common stock was converted into the right to receive 0.7098 shares of common stock of ExxonMobil (the “Exchange Ratio”), with cash being paid in lieu of any fractional shares of ExxonMobil stock. Also at the effective time, each outstanding option to purchase XTO common stock was converted into an option to purchase a number of shares of ExxonMobil stock based on the Exchange Ratio, and each outstanding restricted stock award and performance stock award of XTO was converted into a restricted stock award or performance stock award, as applicable, of ExxonMobil stock based on the Exchange Ratio.

The components of the consideration transferred follow:

(millions of dollars)
Consideration attributable to stock issued (1) (2)	$24,480
Consideration attributable to converted stock options (2)	179

Total consideration transferred	$24,659

(1)	The fair value of the Corporation’s common stock on the acquisition date was $59.10 per share based on the closing value on the NYSE. The Corporation issued 416 million shares of stock previously held in treasury. The treasury stock issued, based on the average cost, was valued at $21,139 million. The excess of the fair value of the consideration transferred over the cost of treasury stock issued was $3,520 million and was included in common stock without par value.

(2)	The portion of the fair value of XTO converted stock-based awards attributable to pre-merger employee service was part of consideration. The remaining fair value of the awards will be recognized in future periods over the requisite service period.

Recording of Assets Acquired and Liabilities Assumed

The transaction was accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

The following table summarizes the assets acquired and liabilities assumed:

(millions of dollars)
Cash and cash equivalents	$47
Notes and accounts receivable	925
Inventories	170
Other current assets (1)	911
Investments, advances and long-term receivables	52
Property, plant and equipment (2)	47,300
Identifiable intangible assets (3)	493
Goodwill (4)	39
Other assets (1)	75

Total assets acquired	$50,012

Notes and loans payable (5)	$1,026
Accounts payable and accrued liabilities (1) (6)	1,788
Income taxes payable	(199)
Long-term debt (5)	10,574
Postretirement benefits reserves	65
Deferred income tax liabilities (6)	11,204
Other long-term obligations (1)	895

Total liabilities assumed	$25,353

Net assets acquired	$24,659

(1)	Derivatives were measured using Level 1 inputs for derivatives that are traded directly on the NYMEX and Level 2 inputs for derivatives that are determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices.

(2)	Property, plant and equipment were measured primarily using an income approach. The fair value measurements of the oil and gas assets were based, in part, on significant inputs not observable in the market and thus represent a Level 3 measurement. The significant inputs included XTO resources, assumed future production profiles, commodity prices (mainly based on observable market inputs), risk adjusted discount rate of 7.0 percent, inflation of 2.0 percent and assumptions on the timing and amount of future development and operating costs. The property, plant and equipment additions were segmented to the Upstream business, with substantially all of the assets in the United States.

(3)	Identifiable intangible assets and other assets were measured using a combination of an income approach and a market approach (Level 3). Identifiable intangible assets will be amortized over 20 years.

(4)	Goodwill was the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill was recognized in the Upstream reporting unit. Goodwill is not amortized and is not deductible for tax purposes.

(5)	Long-term debt was recognized mainly at market rates at closing (Level 1). Long-term debt at closing was as follows:

(millions of dollars)
Bank Debt:
Commercial Paper	$175
Term loan due April 1, 2013, 0.775%	500
Term loan due February 5, 2013, 0.697%	100
Senior Notes:
5.000% due 2010 includes premium of $1	251
7.500% due 2012 includes premium of $39	389
5.900% due 2012 includes premium of $51	601
6.250% due 2013 includes premium of $51	451
4.625% due 2013 includes premium of $31	431
5.750% due 2013 includes premium of $66	566
4.900% due 2014 includes premium of $45	545
5.000% due 2015 includes premium of $40	388
5.300% due 2015 includes premium of $53	453
5.650% due 2016 includes premium of $58	458
6.250% due 2017 includes premium of $138	874
5.500% due 2018 includes premium of $108	880
6.500% due 2018 includes premium of $209	1,209
6.100% due 2036 includes premium of $101	692
6.750% due 2037 includes premium of $379	1,778
6.375% due 2038 includes premium of $155	859

Total Debt	$11,600
Less: Current portion	1,026

Long-term Debt	$10,574

The amounts of long-term debt maturing in each of the four years after December 31, 2010, in millions of dollars, are: 2011 – $0, 2012 – $900, 2013 – $1,300 and 2014 – $500.

During the quarter ended June 30, 2010, the commercial paper was repaid. Following the end of the second quarter, XTO term loans of $600 million were repaid and XTO fixed-rate bonds with a book value of $2.5 billion were repurchased via tender offers.

(6)	Deferred income taxes reflect the temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The deferred income taxes recorded as part of the XTO merger were:

(millions of dollars)
Property, plant and equipment	$12,238
Other	367

Total deferred tax liabilities	$12,605

Asset retirement obligations	$(324)
Other	(769)

Total deferred tax assets	$(1,093)

Net deferred tax liabilities	$11,512

Deferred income tax (assets) and liabilities are included in the table summarizing assets acquired and liabilities assumed as shown below.

(millions of dollars)
Accounts payable and accrued liabilities	$308
Deferred income tax liabilities	11,204

Net deferred tax liabilities	$11,512

Actual and Pro Forma Impact of Merger

The revenues and earnings for XTO included in the Corporation’s condensed consolidated statement of income for the three months and six months ended June 30, 2010, were de minimis.

Transaction-related costs were expensed as incurred. The Corporation recognized less than $15 million in transaction costs related to the merger in the six months ended June 30, 2010.

The following table presents pro forma information for the Corporation as if the merger of XTO had occurred at the beginning of each year presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(millions of dollars, except per share amounts)
Revenues	$91,196	$73,608	$179,949	$137,058

Net income attributable to ExxonMobil	$7,372	$3,757	$13,672	$8,118

Earnings per common share (dollars)	$1.45	$0.72	$2.67	$1.53

Earnings per common share – assuming dilution (dollars)	$1.44	$0.71	$2.66	$1.52

The historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the merger and factually supportable. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results of operations actually would have been had we completed the merger on January 1, 2010, or on January 1, 2009. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company. The unaudited pro forma consolidated results reflect pro forma adjustments for the elimination of deferred gains and losses recognized in earnings for derivatives outstanding at the beginning of the year presented, additional depreciation expense related to the fair value adjustment to property, plant and equipment acquired, additional amortization expense related to the fair value of identifiable intangible assets acquired, capitalization of interest expense and applicable income tax impacts.

Incentive Program

Under the terms of the merger agreement, outstanding XTO stock-based awards were converted into ExxonMobil stock-based awards based on the merger exchange ratio. The converted XTO awards, granted under XTO’s 1998 or 2004 Stock Incentive Plans, include restricted stock awards, stock options and performance stock awards. The grant date for the converted XTO awards is considered to be the effective date of the merger for purposes of calculating fair value. Compensation cost for the converted XTO awards will be recognized in income over the requisite service period. The maximum term of the XTO awards is ten years under the 1998 plan and seven years under the 2004 plan. No additional awards will be issued under either XTO plan. In connection with the closing of the merger, the Corporation also made new grants of restricted stock under the Corporation’s 2003 Incentive Program to certain current or former XTO employees as described in more detail below.

Restricted Stock

Long-term incentive awards totaling 4,206 thousand of restricted (nonvested) common stock were granted in association with the XTO merger. This included the granting of 1,423 thousand of restricted common stock awards under the Corporation’s 2003 Incentive Program and 2,783 thousand of converted XTO restricted common stock awards. Compensation cost for the restricted stock awards is based on the price of the stock at the date of grant. During the applicable restriction periods, the shares may not be sold or transferred and are subject to forfeiture. Otherwise, holders of restricted stock awards generally have all voting, dividend and other rights of other common stockholders.

The majority of the awards granted under the Corporation’s 2003 Incentive Program have graded vesting periods, with 50 percent of the shares in each award vesting after three years and the remaining 50 percent vesting after seven years. In addition, awards granted to certain former senior executives of XTO in connection with consulting agreements negotiated as part of the merger have vesting periods of one year for 50 percent of the award and of two or three years for the remaining 50 percent of the award, depending on the actual term of the consulting engagements.

The majority of the converted XTO awards vest in three installments over a period of three years or three and a half years after the initial grant. The remainder of converted XTO awards which were granted to certain senior XTO employees will vest on the first anniversary of the effective date of the merger.

The following table summarizes information about the merger related restricted stock awards issued.

Restricted Stock	Shares	Fair Value at Date of Grant	Weighted Average Grant-Date Fair Value per Share
	(thousands)	(millions of dollars)
Awards granted under 2003
Incentive Program	1,423	$85	$59.67
Converted XTO awards	2,783	$165	$59.13

Unrecognized compensation cost of $175 million related to the restricted stock awards detailed above is expected to be recognized over a weighted average period of 3.1 years.

Performance Stock

The Corporation granted 157 thousand of converted XTO performance stock awards. Compensation cost for the performance stock awards is based on the estimated grant date fair values. The XTO performance stock awards vest depending on the achievement of certain XTO common stock price thresholds. Upon conversion of these awards to ExxonMobil performance stock awards in connection with the merger, the performance thresholds were adjusted to equivalent market price thresholds for common stock of the Corporation. The performance stock awards are subject to forfeiture if the performance criteria are not met within the maximum term. Otherwise, holders of performance stock awards generally have all voting, dividend and other rights of other common stockholders. The table below shows the number of shares and vesting prices of these converted performance stock awards.

Performance Stock Awards	Vesting Price
(in thousands)
55	$70.45
51	$108.49
51	$119.76

The following table summarizes information about the merger related performance stock awards issued.

Performance stock	Shares	Fair Value at Date of Grant	Weighted Average Grant-Date Fair Value per Share
	(thousands)	(millions of dollars)
Converted XTO awards	157	$ 5	$ 30.64

Unrecognized compensation cost of $4 million related to the performance stock awards detailed above is expected to be recognized over a weighted average period of 1.2 years.

Stock Options

The Corporation granted 12,393 thousand of converted XTO stock options as a result of the XTO merger. The converted XTO stock option awards are accounted for under current authoritative guidance which requires the measurement and recognition of compensation expense based on estimated grant date fair values. The stock options granted by XTO generally vest and become exercisable ratably over a three-year period, and may include a provision for accelerated vesting when the common stock price reaches specified levels. Some stock option tranches vest only when the common stock price reaches specified levels. Upon conversion of these stock options to ExxonMobil stock options in connection with the merger, the performance thresholds were adjusted to equivalent market price thresholds for common stock of the Corporation. The table below shows the terms under which the converted XTO stock option awards vest.

Unvested Stock Options	Vesting Term/Price
(in thousands)
206	Ratably over 3 years
190	$ 70.45
189	$ 76.08
1	$ 77.49
307	$ 126.80

The following table summarizes information about the merger related stock options issued.

Stock Options	Shares	Fair Value at Date of Grant	Average Exercise Price	Weighted Average Remaining Contractual Term
	(thousands)	(millions of dollars)
Converted XTO awards	12,393	$ 182	$55.15	3.6 years
Exercisable	11,500	$ 176	$53.36	3.4 years

The intrinsic value for these stock options is $129 million. Unrecognized compensation cost of $3 million related to the non-vested stock options detailed above is expected to be recognized over a weighted average period of 1.3 years.

Estimated Fair Value of Grants

For restricted stock grants, the fair value was equal to the price of the common stock on the grant date. For the converted XTO stock options and performance stock, the Corporation used a Monte Carlo simulation model to estimate fair value. The Monte Carlo simulation model requires inputs for the risk-free interest rate, dividend yield, volatility, contract term, target vesting price, post-vesting turnover rate and suboptimal exercise factor. Expected life, derived vesting period and fair value are outputs of this model.

The risk-free interest rate is based on the constant maturity nominal rates of U.S. Treasury securities with remaining lives throughout the contract term on the day of the grant. The dividend yield is the expected common stock annual dividend yield over the expected life of the option or performance stock, expressed as a percentage of the stock price on the date of grant. The volatility factors are based on a combination of both the historical volatilities of ExxonMobil’s stock and the implied volatility of traded options on ExxonMobil common stock. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by certain employees who receive stock option grants, and subsequent events are not indicative of the reasonableness of the original fair value estimates.

The total estimated fair value calculated at acquisition for the converted XTO stock-based awards was $352 million.

Fair values were determined using the following assumptions:

Weighted average expected term (years)	2.5
Range of risk-free interest rates	0.1% - 2.6%

Weighted average risk-free interest rates	0.9%
Dividend yield	3.0%

Weighted average volatility	28.5%
Range of volatility	22.5% - 33.6%

10.	Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the deferred interest debentures due 2012 ($2,267 million long-term at June 30, 2010) and the debt securities due 2010-2011 ($13 million long-term and $13 million short-term) of SeaRiver Maritime Financial Holdings, Inc., a 100 percent owned subsidiary of Exxon Mobil Corporation.

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

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated statement of income for three months ended June 30, 2010
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$3,854	$—	$85,839	$—	$89,693
Income from equity affiliates	7,375	—	2,215	(7,346)	2,244
Other income	235	—	314	—	549
Intercompany revenue	9,600	1	80,955	(90,556)	—

Total revenues and other income	21,064	1	169,323	(97,902)	92,486

Costs and other deductions
Crude oil and product purchases	10,541	—	125,956	(88,028)	48,469
Production and manufacturing expenses	1,832	—	7,849	(1,305)	8,376
Selling, general and administrative expenses	736	—	3,049	(178)	3,607
Depreciation and depletion	440	—	2,926	—	3,366
Exploration expenses, including dry holes	53	—	354	—	407
Interest expense	64	62	975	(1,061)	40
Sales-based taxes	—	—	6,946	—	6,946
Other taxes and duties	7	—	8,562	—	8,569

Total costs and other deductions	13,673	62	156,617	(90,572)	79,780

Income before income taxes	7,391	(61)	12,706	(7,330)	12,706
Income taxes	(169)	(22)	5,151	—	4,960

Net income including noncontrolling interests	7,560	(39)	7,555	(7,330)	7,746
Net income attributable to noncontrolling interests	—	—	186	—	186

Net income attributable to ExxonMobil	$7,560	$(39)	$7,369	$(7,330)	$7,560

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for three months ended June 30, 2009
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$2,633	$—	$69,534	$—	$72,167
Income from equity affiliates	4,271	(3)	1,560	(4,245)	1,583
Other income	440	—	267	—	707
Intercompany revenue	7,441	1	64,665	(72,107)	—

Total revenues and other income	14,785	(2)	136,026	(76,352)	74,457

Costs and other deductions
Crude oil and product purchases	7,511	—	98,426	(69,034)	36,903
Production and manufacturing expenses	1,913	—	7,458	(1,342)	8,029
Selling, general and administrative expenses	560	—	3,128	(169)	3,519
Depreciation and depletion	361	—	2,643	—	3,004
Exploration expenses, including dry holes	77	—	413	—	490
Interest expense	597	56	1,272	(1,582)	343
Sales-based taxes	—	—	6,216	—	6,216
Other taxes and duties	(43)	—	8,479	—	8,436

Total costs and other deductions	10,976	56	128,035	(72,127)	66,940

Income before income taxes	3,809	(58)	7,991	(4,225)	7,517
Income taxes	(141)	(21)	3,733	—	3,571

Net income including noncontrolling interests	3,950	(37)	4,258	(4,225)	3,946
Net income attributable to noncontrolling interests	—	—	(4)	—	(4)

Net income attributable to ExxonMobil	$3,950	$(37)	$4,262	$(4,225)	$3,950

Condensed consolidated statement of income for six months ended June 30, 2010
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$7,787	$—	$168,943	$—	$176,730
Income from equity affiliates	13,587	—	4,729	(13,535)	4,781
Other income	297	—	929	—	1,226
Intercompany revenue	19,086	2	161,601	(180,689)	—

Total revenues and other income	40,757	2	336,202	(194,224)	182,737

Costs and other deductions
Crude oil and product purchases	20,341	—	250,591	(175,678)	95,254
Production and manufacturing expenses	3,769	—	15,653	(2,611)	16,811
Selling, general and administrative expenses	1,466	—	6,001	(346)	7,121
Depreciation and depletion	858	—	5,788	—	6,646
Exploration expenses, including dry holes	128	—	965	—	1,093
Interest expense	132	123	1,929	(2,089)	95
Sales-based taxes	—	—	13,761	—	13,761
Other taxes and duties	15	—	17,167	—	17,182

Total costs and other deductions	26,709	123	311,855	(180,724)	157,963

Income before income taxes	14,048	(121)	24,347	(13,500)	24,774
Income taxes	188	(45)	10,310	—	10,453

Net income including noncontrolling interests	13,860	(76)	14,037	(13,500)	14,321
Net income attributable to noncontrolling interests	—	—	461	—	461

Net income attributable to ExxonMobil	$13,860	$(76)	$13,576	$(13,500)	$13,860

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for six months ended June 30, 2009
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$4,800	$—	$129,495	$—	$134,295
Income from equity affiliates	9,023	4	3,010	(8,984)	3,053
Other income	585	—	552	—	1,137
Intercompany revenue	13,306	2	117,300	(130,608)	—

Total revenues and other income	27,714	6	250,357	(139,592)	138,485

Costs and other deductions
Crude oil and product purchases	12,585	—	176,277	(124,165)	64,697
Production and manufacturing expenses	3,879	—	14,752	(2,623)	16,008
Selling, general and administrative expenses	1,218	—	6,096	(347)	6,967
Depreciation and depletion	728	—	5,069	—	5,797
Exploration expenses, including dry holes	132	—	709	—	841
Interest expense	958	111	2,894	(3,513)	450
Sales-based taxes	—	—	12,122	—	12,122
Other taxes and duties	(34)	—	16,270	—	16,236

Total costs and other deductions	19,466	111	234,189	(130,648)	123,118

Income before income taxes	8,248	(105)	16,168	(8,944)	15,367
Income taxes	(252)	(41)	7,012	—	6,719

Net income including noncontrolling interests	8,500	(64)	9,156	(8,944)	8,648
Net income attributable to noncontrolling interests	—	—	148	—	148

Net income attributable to ExxonMobil	$8,500	$(64)	$9,008	$(8,944)	$8,500

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated balance sheet as of June 30, 2010
Cash and cash equivalents	$603	$—	$12,649	$—	$13,252
Marketable securities	—	—	15	—	15
Notes and accounts receivable - net	2,608	25	27,389	(816)	29,206
Inventories	1,576	—	11,863	—	13,439
Other current assets	427	—	5,877	—	6,304

Total current assets	5,214	25	57,793	(816)	62,216
Property, plant and equipment - net	18,327	—	169,742	—	188,069
Investments and other assets	231,569	473	454,154	(645,413)	40,783
Intercompany receivables	22,621	2,407	444,579	(469,607)	—

Total assets	$277,731	$2,905	$1,126,268	$(1,115,836)	$291,068

Notes and loan payables	$6	$13	$2,927	$—	$2,946
Accounts payable and accrued liabilities	2,874	—	42,580	—	45,454
Income taxes payable	—	—	10,237	(816)	9,421

Total current liabilities	2,880	13	55,744	(816)	57,821
Long-term debt	296	2,280	14,910	—	17,486
Postretirement benefits reserves	8,961	—	8,182	—	17,143
Deferred income tax liabilities	869	131	33,283	—	34,283
Other long-term obligations	5,163	—	13,805	—	18,968
Intercompany payables	119,390	382	349,835	(469,607)	—

Total liabilities	137,559	2,806	475,759	(470,423)	145,701

Earnings reinvested	286,745	(770)	117,827	(117,057)	286,745
Other ExxonMobil equity	(146,573)	869	527,487	(528,356)	(146,573)

ExxonMobil share of equity	140,172	99	645,314	(645,413)	140,172
Noncontrolling interests	—	—	5,195	—	5,195

Total equity	140,172	99	650,509	(645,413)	145,367

Total liabilities and equity	$277,731	$2,905	$1,126,268	$(1,115,836)	$291,068

Condensed consolidated balance sheet as of December 31, 2009
Cash and cash equivalents	$449	$—	$10,244	$—	$10,693
Marketable securities	—	—	169	—	169
Notes and accounts receivable - net	2,050	—	25,858	(263)	27,645
Inventories	1,202	—	10,351	—	11,553
Other current assets	313	—	4,862	—	5,175

Total current assets	4,014	—	51,484	(263)	55,235
Property, plant and equipment - net	18,015	—	121,101	—	139,116
Investments and other assets	199,317	473	446,788	(607,606)	38,972
Intercompany receivables	19,637	2,257	442,903	(464,797)	—

Total assets	$240,983	$2,730	$1,062,276	$(1,072,666)	$233,323

Notes and loan payables	$43	$13	$2,420	$—	$2,476
Accounts payable and accrued liabilities	2,779	—	38,496	—	41,275
Income taxes payable	—	2	8,571	(263)	8,310

Total current liabilities	2,822	15	49,487	(263)	52,061
Long-term debt	279	2,157	4,693	—	7,129
Postretirement benefits reserves	8,673	—	9,269	—	17,942
Deferred income tax liabilities	818	151	22,179	—	23,148
Other long-term obligations	5,286	—	12,365	—	17,651
Intercompany payables	112,536	382	351,879	(464,797)	—

Total liabilities	130,414	2,705	449,872	(465,060)	117,931

Earnings reinvested	276,937	(694)	109,603	(108,909)	276,937
Other ExxonMobil equity	(166,368)	719	497,978	(498,697)	(166,368)

ExxonMobil share of equity	110,569	25	607,581	(607,606)	110,569
Noncontrolling interests	—	—	4,823	—	4,823

Total equity	110,569	25	612,404	(607,606)	115,392

Total liabilities and equity	$240,983	$2,730	$1,062,276	$(1,072,666)	$233,323

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of cash flows for six months ended June 30, 2010
Cash provided by/(used in) operating activities	$30,671	$1	$(3,039)	$(5,352)	$22,281

Cash flows from investing activities
Additions to property, plant and equipment	(1,234)	—	(10,166)	—	(11,400)
Sales of long-term assets	319	—	533	—	852
Net intercompany investing	(21,586)	(151)	21,383	354	—
All other investing, net	—	—	303	—	303

Net cash provided by/(used in) investing activities	(22,501)	(151)	12,053	354	(10,245)

Cash flows from financing activities
Additions to long-term debt	—	—	33	—	33
Reductions in long-term debt	—	—	(16)	—	(16)
Additions/(reductions) in short-term debt - net	(40)	—	(657)	—	(697)
Cash dividends	(4,052)	—	(5,352)	5,352	(4,052)
Net ExxonMobil shares sold/(acquired)	(3,952)	—	—	—	(3,952)
Net intercompany financing activity	—	—	204	(204)	—
All other financing, net	28	150	(141)	(150)	(113)

Net cash provided by/(used in) financing activities	(8,016)	150	(5,929)	4,998	(8,797)

Effects of exchange rate changes on cash	—	—	(680)	—	(680)

Increase/(decrease) in cash and cash equivalents	$154	$—	$2,405	$—	$2,559

Condensed consolidated statement of cash flows for six months ended June 30, 2009
Cash provided by/(used in) operating activities	$(2,130)	$1	$13,424	$(188)	$11,107

Cash flows from investing activities
Additions to property, plant and equipment	(1,321)	—	(8,917)	—	(10,238)
Sales of long-term assets	97	—	814	—	911
Net intercompany investing	17,178	(151)	(17,349)	322	—
All other investing, net	—	—	(386)	—	(386)

Net cash provided by/(used in) investing activities	15,954	(151)	(25,838)	322	(9,713)

Cash flows from financing activities
Additions to long-term debt	—	—	145	—	145
Reductions in long-term debt	—	—	(20)	—	(20)
Additions/(reductions) in short-term debt - net	3	—	(353)	—	(350)
Cash dividends	(4,020)	—	(188)	188	(4,020)
Net ExxonMobil shares sold/(acquired)	(12,913)	—	—	—	(12,913)
Net intercompany financing activity	—	—	172	(172)	—
All other financing, net	55	150	(257)	(150)	(202)

Net cash provided by/(used in) financing activities	(16,875)	150	(501)	(134)	(17,360)

Effects of exchange rate changes on cash	—	—	105	—	105

Increase/(decrease) in cash and cash equivalents	$(3,051)	$—	$(12,810)	$—	$(15,861)

EXXON MOBIL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Second Quarter		First Six Months
Earnings (U.S. GAAP)	2010	2009	2010	2009
	(millions of dollars)
Upstream
United States	$865	$813	$1,956	$1,173
Non-U.S.	4,471	2,999	9,194	6,142
Downstream
United States	440	(15)	380	337
Non-U.S.	780	527	877	1,308
Chemical
United States	685	79	1,224	162
Non-U.S.	683	288	1,393	555
Corporate and financing	(364)	(741)	(1,164)	(1,177)

Net Income attributable to ExxonMobil (U.S. GAAP)	$7,560	$3,950	$13,860	$8,500

Earnings per common share (dollars)	$1.61	$0.82	$2.94	$1.74
Earnings per common share - assuming dilution (dollars)	$1.60	$0.81	$2.93	$1.73

Special items included in earnings
Corporate and financing Valdez litigation	$0	$(140)	$0	$(140)

References in this discussion to total corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the income statement. Unless otherwise indicated, references to earnings, special items, Upstream, Downstream, Chemical and Corporate and Financing segment earnings, and earnings per share are ExxonMobil’s share after excluding amounts attributable to noncontrolling interests.

REVIEW OF SECOND QUARTER 2010 RESULTS

ExxonMobil’s focus on operational excellence continues to deliver strong results. Second quarter earnings were $7.6 billion, up 91 percent from second quarter of last year reflecting higher crude oil realizations, improved downstream margins, and strong chemical results. Second quarter 2009 earnings included a special charge of $140 million for interest related to the Valdez punitive damages award. Earnings for the second quarter of 2010 did not include any special items.

The Corporation’s second quarter 2010 earnings and production volumes included de minimis amounts for the period from June 25 to June 30 resulting from the merger with XTO Energy Inc. which closed on June 25, 2010.

We continued our focus on investing for the future with capital and exploration spending of $13.4 billion year to date, up 9 percent from the first half of last year.

Over $3 billion was returned to shareholders in the second quarter through dividends and share purchases to reduce shares outstanding.

Earnings in the first six months of 2010 of $13,860 million ($2.93 per share) increased $5,360 million from 2009.

Earnings were up 63 percent from 2009. Earnings for 2009 included a special charge of $140 million for interest related to the Valdez punitive damages award. Earnings for the first half of 2010 did not include any special items.

	Second Quarter		First Six Months
	2010	2009	2010	2009
	(millions of dollars)
Upstream earnings
United States	$865	$813	$1,956	$1,173
Non-U.S.	4,471	2,999	9,194	6,142

Total	$5,336	$3,812	$11,150	$7,315

Upstream earnings in the second quarter of 2010 were $5,336 million, up $1,524 million from the second quarter of 2009. Higher crude oil and natural gas realizations drove the improvement and increased earnings by $1.6 billion.

On an oil-equivalent basis, production increased 8 percent from the second quarter of 2009. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, production was up about 10 percent.

Liquids production totaled 2,325 kbd (thousands of barrels per day), down 21 kbd from the second quarter of 2009. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, liquids production was up 1 percent, as increased production from projects in Qatar and Kazakhstan more than offset net field decline.

Second quarter natural gas production was 10,025 mcfd (millions of cubic feet per day), up 1,984 mcfd from 2009, driven by project ramp-ups in Qatar and higher demand in Europe, partly offset by net field decline.

Earnings from U.S. Upstream operations were $865 million, $52 million higher than the second quarter of 2009. Non-U.S. Upstream earnings were $4,471 million, up $1,472 million from last year.

Upstream earnings in the first six months of 2010 were $11,150 million, up $3,835 million from 2009. Higher net realizations increased earnings approximately $4 billion. The favorable impact of higher volumes of $0.4 billion was partially offset by higher operating costs of $0.3 billion.

On an oil-equivalent basis, production for the first six months of 2010 was up 6 percent compared to the same period in 2009. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, production was up 8 percent.

Liquids production for the first six months of 2010 of 2,370 kbd decreased 41 kbd compared with 2009. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, liquids production was flat with 2009, as new volumes from project ramp-ups in Qatar and Kazakhstan were offset by net field decline.

Natural gas production for the first six months of 2010 of 10,852 mcfd increased 1,744 mcfd from 2009, driven by higher volumes from Qatar projects and higher demand in Europe.

Earnings for the first six months of 2010 from U.S. Upstream operations were $1,956 million, an increase of $783 million. Earnings outside the U.S. were $9,194 million, up $3,052 million.

	Second Quarter		First Six Months
	2010	2009	2010	2009
	(millions of dollars)
Downstream earnings
United States	$440	$(15)	$380	$337
Non-U.S.	780	527	877	1,308

Total	$1,220	$512	$1,257	$1,645

Second quarter 2010 Downstream earnings of $1,220 million were up $708 million from second quarter of 2009. Higher industry refining and marketing margins increased earnings by $780 million. Volumes and product mix effects increased earnings by $170 million while other factors, mainly unfavorable foreign exchange impacts, decreased earnings by $240 million. Petroleum product sales of 6,241 kbd were 246 kbd lower than last year’s second quarter, mainly reflecting lower demand.

Earnings from the U.S. Downstream were $440 million, up $455 million from the second quarter of 2009. Non-U.S. Downstream earnings of $780 million were $253 million higher than last year.

Downstream earnings for the first six months of 2010 of $1,257 million were $388 million lower than 2009. Lower refining margins decreased earnings by $0.5 billion. Unfavorable foreign exchange impacts of $0.4 billion were offset by improved marketing margins, and favorable sales volume mix and refining operations effects. Petroleum product sales of 6,193 kbd decreased 268 kbd, mainly reflecting lower demand.

U.S. Downstream earnings were $380 million, up $43 million from first six months of 2009. Non-U.S. Downstream earnings were $877 million, $431 million lower than last year.

	Second Quarter		First Six Months
	2010	2009	2010	2009
	(millions of dollars)
Chemical earnings
United States	$685	$79	$1,224	$162
Non-U.S.	683	288	1,393	555

Total	$1,368	$367	$2,617	$717

Second quarter 2010 Chemical earnings of $1,368 million were $1,001 million higher than the second quarter of 2009. Stronger margins improved earnings by $840 million and higher sales volumes increased earnings by $120 million. Second quarter prime product sales of 6,496 kt (thousands of metric tons) were 229 kt higher than the prior year primarily due to improved global demand.

Chemical earnings of $2,617 million increased $1,900 million from the first six months of 2009. Stronger margins increased earnings by approximately $1.4 billion while higher volumes increased earnings about $0.3 billion. Prime product sales of 12,984 kt were up 1,190 kt from 2009.

	Second Quarter		First Six Months
	2010	2009	2010	2009
	(millions of dollars)
Corporate and financing earnings	$(364)	$(741)	$(1,164)	$(1,177)

Special items included in earnings
Corporate and financing Valdez litigation	$0	$(140)	$0	$(140)

Corporate and financing expenses were $364 million during the second quarter of 2010, down $377 million due mainly to favorable tax items and the absence of the Valdez litigation charge.

Corporate and financing expenses were $1,164 million for the first six months of 2010, down $13 million from 2009 due to the absence of the Valdez litigation charge offset by a tax charge related to the U.S. health care legislation during the first half of 2010.

LIQUIDITY AND CAPITAL RESOURCES

	Second Quarter		First Six Months
	2010	2009	2010	2009
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			$22,281	$11,107
Investing activities			(10,245)	(9,713)
Financing activities			(8,797)	(17,360)
Effect of exchange rate changes			(680)	105

Increase/(decrease) in cash and cash equivalents			$2,559	$(15,861)

Cash and cash equivalents (at end of period)			$13,252	$15,576

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	$9,235	$2,197	$22,281	$11,107
Sales of subsidiaries, investments and property, plant and equipment	428	770	852	911

Cash flow from operations and asset sales	$9,663	$2,967	$23,133	$12,018

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider asset sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities.

Total cash and cash equivalents of $13.3 billion at the end of the second quarter of 2010 compared to $15.6 billion at the end of the second quarter of 2009.

Cash provided by operating activities totaled $22.3 billion for the first six months of 2010, $11.2 billion higher than 2009. The major source of funds was net income including noncontrolling interests of $14.3 billion, adjusted for the noncash provision of $6.6 billion for depreciation and depletion, both of which increased. Changes in operational working capital added to cash flows in 2010. All other items net in 2009 included $3.9 billion of pension fund contributions. For additional details, see the Condensed Consolidated Statement of Cash Flows on page 5.

Investing activities for the first six months of 2010 used net cash of $10.2 billion compared to $9.7 billion in the prior year. Spending for additions to property, plant and equipment increased $1.2 billion to $11.4 billion.

Cash flow from operations and asset sales in the second quarter of 2010 of $9.7 billion, including asset sales of $0.4 billion, increased $6.7 billion from the comparable 2009 period. Cash flow from operations and asset sales in the first six months of 2010 of $23.1 billion, including asset sales of $0.9 billion, were up $11.1 billion from 2009.

Net cash used in financing activities of $8.8 billion in the first six months of 2010 was $8.6 billion lower reflecting a lower level of purchases of shares of ExxonMobil stock. The Corporation’s acquisition of all the outstanding equity of XTO Energy Inc. was a non-cash, all-stock transaction valued at $24.7 billion.

During the second quarter of 2010, Exxon Mobil Corporation purchased 24 million shares of its common stock for the treasury at a gross cost of $1.6 billion. These purchases included over $1 billion to reduce the number of shares outstanding, with the balance used to offset shares issued in conjunction with the company’s benefit plans and programs. As a result of regulatory requirements, no open market purchases of shares were made during the proxy solicitation period for the XTO transaction. Including 416 million shares issued in connection with the XTO merger, shares outstanding increased from 4,698 million at the end of the first quarter to 5,092 million at the end of the second quarter. Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed to shareholders a total of over $3 billion in the second quarter of 2010 through dividends and share purchases to reduce shares outstanding.

Total debt of $20.4 billion at June 30, 2010, which included $11.4 billion of debt in connection with the XTO acquisition, compared to $9.6 billion at year-end 2009. The Corporation’s debt to total capital ratio was 12.3 percent at the end of the second quarter of 2010 compared to 7.7 percent at year-end 2009.

Although the Corporation issues long-term debt from time to time and maintains a revolving commercial paper program, internally generated funds are expected to cover the majority of its net near-term financial requirements. Effective with the closing of the merger, XTO’s long-term debt securities were unconditionally guaranteed by ExxonMobil. The guarantees may be revoked by the Corporation under certain conditions. Following the end of the second quarter, XTO term loans of $600 million were repaid and XTO fixed-rate bonds with a book value of $2.5 billion were repurchased via tender offers. The Corporation expects to consider additional opportunities to restructure XTO debt where economic.

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

On September 6, 2007, affiliates of ExxonMobil filed a Request for Arbitration with the International Centre for Settlement of Investment Disputes (ICSID) invoking ICSID jurisdiction under Venezuela’s Investment Law and the Netherlands-Venezuela Bilateral Investment Treaty. The ICSID Tribunal issued a decision on June 10, 2010, finding that it had jurisdiction to proceed on the basis of the Netherlands-Venezuela Bilateral Investment Treaty. An affiliate of ExxonMobil has also filed an arbitration under the rules of the International Chamber of Commerce against PdVSA and a PdVSA affiliate for breach of their contractual obligations under certain Cerro Negro Project agreements. Both arbitration proceedings continue. At this time, the net impact of this matter on the Corporation’s consolidated financial results cannot be reasonably estimated. However, the Corporation does not expect the resolution to have a material effect upon the Corporation’s operations or financial condition. ExxonMobil’s remaining net book investment in Cerro Negro producing assets is about $750 million.

TAXES

	Second Quarter		First Six Months
	2010	2009	2010	2009
	(millions of dollars)
Income taxes	$4,960	$3,571	$10,453	$6,719
Effective income tax rate	43%	50%	46%	47%
Sales-based taxes	6,946	6,216	13,761	12,122
All other taxes and duties	9,244	9,124	18,593	17,713

Total	$21,150	$18,911	$42,807	$36,554

Income, sales-based and all other taxes and duties for the second quarter of 2010 of $21,150 million were higher than 2009. In the second quarter of 2010 income tax expense increased to $4,960 million reflecting the higher level of earnings and the effective income tax rate was 43 percent, compared to $3,571 million and 50 percent, respectively, in the prior year period. Sales-based taxes and all other taxes and duties increased in 2010 reflecting higher prices and foreign exchange effects.

Income, sales-based and all other taxes and duties for the first six months of 2010 of $42,807 million were higher than 2009. In the first six months of 2010 income tax expense increased to $10,453 million reflecting the higher level of earnings and the effective income tax rate was 46 percent, compared to $6,719 million and 47 percent, respectively, in the prior year period. Sales-based taxes and all other taxes and duties increased in 2010 reflecting higher prices and foreign exchange effects.

CAPITAL AND EXPLORATION EXPENDITURES

	Second Quarter		First Six Months
	2010	2009	2010	2009
	(millions of dollars)
Upstream (including exploration expenses)	$5,342	$4,905	$10,888	$9,271
Downstream	584	817	1,258	1,463
Chemical	558	830	1,172	1,588
Other	35	10	78	14

Total	$6,519	$6,562	$13,396	$12,336

Capital and exploration expenditures in the second quarter 2010 were $6.5 billion, down 1 percent from the second quarter of 2009. The capital and exploration expenditures related to XTO included in the Corporation’s second quarter 2010 results were de minimis.

ExxonMobil continued its focus on investing for the future with capital and exploration spending of $13.4 billion in the first six months of 2010, up 9 percent from 2009. Capital and exploration expenditures for full year 2009 were $27.1 billion. Capital and exploration expenditures are expected to range from $25 billion to $30 billion for the next several years. Actual spending could vary depending on the progress of individual projects.

ACQUISITION OF XTO ENERGY INC.

On June 25, 2010, following approval by the stockholders of XTO Energy Inc. (“XTO”), ExxonMobil acquired XTO by merging a wholly-owned subsidiary of ExxonMobil with and into XTO (the “merger”), with XTO continuing as the surviving corporation and wholly-owned subsidiary of ExxonMobil.

At the effective time of the merger, each share of XTO common stock was converted into the right to receive 0.7098 shares of common stock of ExxonMobil (the “Exchange Ratio”), with cash being payable in lieu of any fractional shares of ExxonMobil stock. Also at the effective time, each outstanding option to purchase XTO common stock was converted into an option to purchase a number of shares of ExxonMobil stock based on the Exchange Ratio, and each outstanding restricted stock award and performance stock award of XTO was converted into a restricted stock award or performance stock award, as applicable, of ExxonMobil stock based on the Exchange Ratio. In connection with the merger, 416 million shares were issued at closing. An additional 12 million shares were reserved for issuance for stock option awards.

XTO’s reported year-end 2009 proved reserves of 2.5 billion oil-equivalent barrels include shale gas, tight gas, coal-bed methane and shale oil, in addition to conventional oil and gas. ExxonMobil reported year-end 2009 proved reserves of 23.0 billion oil-equivalent barrels. The XTO portfolio complements ExxonMobil’s unconventional gas resource and acreage holdings in the United States, Canada, Germany, Poland, Indonesia and Argentina.

XTO’s reported 2009 production was 2,342 mcfd gas and 87 kbd liquids. ExxonMobil’s reported 2009 production was 9,273 mcfd gas and 2,387 kbd liquids. Through the first half of 2010, XTO’s production has averaged 2,423 mcfd gas and 85 kbd liquids.

FORWARD-LOOKING STATEMENTS

Statements in this report relating to future plans, projections, events or conditions are forward-looking statements. Actual results, including benefits resulting from the XTO transaction; project plans, costs, timing, and capacities; capital and exploration expenditures; and share purchase levels, could differ materially due to factors including: our ability to integrate the businesses of XTO and ExxonMobil effectively; changes in long-term oil or gas prices or other market or economic conditions affecting the oil and gas industry; unforeseen technical difficulties; political events or disturbances; reservoir performance; the outcome of commercial negotiations; wars and acts of terrorism or sabotage; changes in technical or operating conditions; and other factors discussed under the heading “Factors Affecting Future Results” in the “investors” section of our website and in Item 1A of ExxonMobil’s 2009 Form 10-K and Form 10-Q for the quarterly period ended June 30, 2010. We assume no duty to update these statements as of any future date.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the six months ended June 30, 2010, does not differ materially from that discussed under Item 7A of the registrant’s Annual Report on Form 10-K for 2009. With respect to derivatives activities, the Corporation believes that there are no material market or credit risks to the Corporation’s financial position, results of operations or liquidity as a result of the derivatives activities described in Note 7. The Corporation does not engage in speculative derivative activities or derivative trading activities and does not use derivatives with leveraged features. Credit risk associated with the Corporation’s derivative position is mitigated by several factors including the number, quality and financial limits placed on derivative counterparties. Additionally, the XTO derivative contracts are expected to be substantially reduced by year-end 2010.

Item 4.	Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of June 30, 2010. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In April 2010, the Texas Commission on Environmental Quality (“TCEQ”) demanded a penalty of $135,000 for Notices of Violation issued in January and February 2010 relating to six alleged violations of air emission regulations at the Beaumont Refinery. Settlement discussions are ongoing with the TCEQ.

On December 21, 2009, prior to the Corporation’s acquisition of XTO Energy Inc., the Texas Commission on Environmental Quality issued a Notice of Violation to XTO alleging violations of air emission regulations as a result of an unauthorized flaring of natural gas at XTO facilities in Yoakum County, Texas, between July 29, 2008 and May 4, 2009 and the untimely filing of a report of the event. TCEQ has proposed a penalty of $237,247. Settlement discussions with TCEQ are ongoing.

Regarding a matter previously reported in the Corporation’s Form 10-Q for the second quarter of 2008, two ExxonMobil affiliates, Mobil Oil Guam, Inc. and Mobil Oil Mariana Islands, Inc., have entered into a Consent Decree with the U.S. Environmental Protection Agency and the U.S. Department of Justice (DOJ) to resolve certain alleged violations of the Clean Air Act air permitting requirements and air quality rules associated with certain storage tanks and loading racks at the Cabras Terminal (Guam) and Saipan Terminal (Saipan). The DOJ lodged the executed Consent Decree in federal District Court in Guam on April 16, 2010, and the court entered the Consent Decree on July 27, 2010. The parties have agreed to a $2.4 million cash settlement and corrective action to resolve the case.

Regarding a matter previously reported in the Corporation’s Form 10-Q for the second quarter of 2009, on June 28, 2010, the Corporation and two of its affiliates (ExxonMobil Oil Corporation and ExxonMobil Pipeline Company) entered into a Settlement Agreement with the Massachusetts Department of Environmental Protection and the State Attorney General regarding certain allegations of violations of air permit requirements and provisions of the Clean Air Act between 2000 and 2008 at the Everett and Springfield terminals in Massachusetts. The settlement includes a penalty payment of $2.9 million and a $200,000 cash payment to the Chelsea Collaborative for a supplemental environmental project. Certain corrective actions also will be undertaken at the Everett and Springfield terminals.

As reported the Corporation’s Form 10-Q for the first quarter of 2010, in the matter, In re Exxon Mobil, Corp. Derivative Litigation, on April 30, 2010, the District Court of Dallas County, Texas, granted the defendants’ special exceptions due to the plaintiffs’ failure 1) to make a pre-suit demand on the Board of Directors, or 2) to plead facts sufficient to excuse such a demand. The trial court gave the plaintiffs until June 1, 2010, to re-file their pleading to allege with specificity a legally sufficient basis to excuse the plaintiffs’ failure to make a pre-suit demand on the Board. The plaintiffs failed to timely replead and agreed that the case should be dismissed. On July 20, 2010, the court issued an order dismissing the case.

Refer to the relevant portions of note 3 on pages 8 and 9 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 1A.	Risk Factors

Information about risk factors does not differ materially from the discussion found in Item 1A of the registrant’s Annual Report on Form 10-K for 2009. Recent events in the Gulf of Mexico illustrate the magnitude of the operational risks inherent in oil and gas exploration and production activities, as well as the potential to incur substantial financial liabilities if those risks are not effectively managed. The ability to insure such risks is limited by the capacity of the applicable insurance markets, which may not be sufficient to cover the likely cost of a major adverse operating event such as a deepwater well blowout. Accordingly, ExxonMobil’s primary focus is on prevention, including through our rigorous Operations Integrity Management System. Our future results will depend on the continued effectiveness of these efforts.

The Gulf of Mexico spill may result in changes to U.S. federal and state laws and regulations which would have the effect of increasing the cost of, and reducing available opportunities for, offshore exploration and production.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended June 30, 2010

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs
April, 2010	12,961,778	68.52	12,961,778

May, 2010	8,659,639	64.40	8,659,639

June, 2010	2,090,627	58.43	2,090,627

Total	23,712,044	66.12	23,712,044	(See Note 1)

Note 1 —	On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding. The announcement did not specify an amount or expiration date. The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases. In its most recent earnings release dated July 29, 2010, the Corporation stated that third quarter 2010 share purchases to reduce shares outstanding are anticipated to equal $3 billion. Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

Item 6.	Exhibits

Exhibit	Description

31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.

31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.

31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.

32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.

32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.

32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.

101	Interactive Data Files.

EXXON MOBIL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION

Date: August 4, 2010	By:	/s/ Patrick T. Mulva
Name: Patrick T. Mulva Title: Vice President, Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.

31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.

31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.

32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.

32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.

32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.

101	Interactive Data Files.