Form 10-Q
period 2010-09-30
EXXON MOBIL CORP
filed 2010-11-03
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2010
Common stock, without par value	5,042,556,546

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUES AND OTHER INCOME
Sales and other operating revenue (1)	$92,353	$80,090	$269,083	$214,385
Income from equity affiliates	2,443	1,675	7,224	4,728
Other income	502	495	1,728	1,632

Total revenues and other income	95,298	82,260	278,035	220,745

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases	48,875	41,689	144,129	106,386
Production and manufacturing expenses	8,982	8,097	25,793	24,105
Selling, general and administrative expenses	3,707	3,887	10,828	10,854
Depreciation and depletion	3,844	2,927	10,490	8,724
Exploration expenses, including dry holes	500	495	1,593	1,336
Interest expense	54	62	149	512
Sales-based taxes (1)	7,172	6,805	20,933	18,927
Other taxes and duties	9,306	9,094	26,488	25,330

Total costs and other deductions	82,440	73,056	240,403	196,174

Income before income taxes	12,858	9,204	37,632	24,571
Income taxes	5,297	4,333	15,750	11,052

Net income including noncontrolling interests	7,561	4,871	21,882	13,519
Net income attributable to noncontrolling interests	211	141	672	289

Net income attributable to ExxonMobil	$7,350	$4,730	$21,210	$13,230

Earnings per common share (dollars)	$1.44	$0.98	$4.38	$2.72

Earnings per common share - assuming dilution (dollars)	$1.44	$0.98	$4.37	$2.71

Dividends per common share (dollars)	$0.44	$0.42	$1.30	$1.24

(1)Sales-based taxes included in sales and other operating revenue	$7,172	$6,805	$20,933	$18,927

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)

	Sept. 30, 2010	Dec. 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$12,244	$10,693
Marketable securities	15	169
Notes and accounts receivable - net	30,244	27,645
Inventories
Crude oil, products and merchandise	11,154	8,718
Materials and supplies	3,148	2,835
Other current assets	5,828	5,175

Total current assets	62,633	55,235
Investments, advances and long-term receivables	33,173	31,665
Property, plant and equipment - net	195,440	139,116
Other assets, including intangibles, net	8,748	7,307

Total assets	$299,994	$233,323

LIABILITIES
Current liabilities
Notes and loans payable	$3,046	$2,476
Accounts payable and accrued liabilities	48,251	41,275
Income taxes payable	10,443	8,310

Total current liabilities	61,740	52,061
Long-term debt	15,248	7,129
Postretirement benefits reserves	18,012	17,942
Deferred income tax liabilities	35,304	23,148
Other long-term obligations	19,090	17,651

Total liabilities	149,394	117,931

Commitments and contingencies (note 3)

EQUITY
Common stock, without par value:
Authorized: 9,000 million shares
Issued: 8,019 million shares	9,341	5,503
Earnings reinvested	291,861	276,937
Accumulated other comprehensive income
Cumulative foreign exchange translation adjustment	4,476	4,402
Postretirement benefits reserves adjustment	(8,968)	(9,863)
Unrealized gain/(loss) on cash flow hedges	153	0
Common stock held in treasury:
2,976 million shares at September 30, 2010	(151,832)
3,292 million shares at December 31, 2009		(166,410)

ExxonMobil share of equity	145,031	110,569
Noncontrolling interests	5,569	4,823

Total equity	150,600	115,392

Total liabilities and equity	$299,994	$233,323

The number of shares of common stock issued and outstanding at September 30, 2010 and December 31, 2009 were 5,042,556,546 and 4,726,922,580, respectively.

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$21,882	$13,519
Depreciation and depletion	10,490	8,724
Changes in operational working capital, excluding cash and debt	3,722	(852)
All other items - net	(736)	(1,457)

Net cash provided by operating activities	35,358	19,934

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(19,201)	(15,728)
Sales of subsidiaries, investments, and property, plant and equipment	1,607	1,083
Other investing activities - net	470	(1,352)

Net cash used in investing activities	(17,124)	(15,997)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	374	192
Reductions in long-term debt	(2,587)	(27)
Additions/(reductions) in short-term debt - net	(729)	(202)
Cash dividends to ExxonMobil shareholders	(6,286)	(6,031)
Cash dividends to noncontrolling interests	(244)	(238)
Changes in noncontrolling interests	(3)	(126)
Tax benefits related to stock-based awards	47	79
Common stock acquired	(7,335)	(17,331)
Common stock sold	269	296

Net cash used in financing activities	(16,494)	(23,388)

Effects of exchange rate changes on cash	(189)	486

Increase/(decrease) in cash and cash equivalents	1,551	(18,965)
Cash and cash equivalents at beginning of period	10,693	31,437

Cash and cash equivalents at end of period	$12,244	$12,472

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$13,950	$12,142
Cash interest paid	$460	$723

NON-CASH TRANSACTIONS

The Corporation acquired all the outstanding equity of XTO Energy Inc. in an all-stock transaction valued at $24,659 million in 2010 (see note 10).

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(millions of dollars)

	ExxonMobil Share of Equity
	Common Stock	Earnings Reinvested	Accumulated Other Compre- hensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Noncontrolling Interest	Total Equity
Balance as of December 31, 2008	$5,314	$265,680	$(9,931)	$(148,098)	$112,965	$4,558	$117,523
Amortization of stock-based awards	521				521		521
Tax benefits related to stock-based awards	61				61		61
Other	(451)				(451)		(451)

Net income for the period		13,230			13,230	289	13,519
Dividends - common shares		(6,031)			(6,031)	(238)	(6,269)

Foreign exchange translation adjustment			3,195		3,195	361	3,556
Postretirement benefits reserves adjustment			(652)		(652)	(38)	(690)
Amortization of postretirement benefits reserves adjustment included in periodic benefit costs			1,008		1,008	34	1,042

Acquisitions at cost				(17,331)	(17,331)	(126)	(17,457)
Dispositions				750	750		750

Balance as of September 30, 2009	$5,445	$272,879	$(6,380)	$(164,679)	$107,265	$4,840	$112,105

Balance as of December 31, 2009	$5,503	$276,937	$(5,461)	$(166,410)	$110,569	$4,823	$115,392
Amortization of stock-based awards	572				572		572
Tax benefits related to stock-based awards	240				240		240
Other	(494)				(494)	12	(482)

Net income for the period		21,210			21,210	672	21,882
Dividends - common shares		(6,286)			(6,286)	(244)	(6,530)

Foreign exchange translation adjustment			74		74	267	341
Postretirement benefits reserves adjustment			(6)		(6)	3	(3)
Amortization of postretirement benefits reserves adjustment included in periodic benefit costs			901		901	39	940
Change in fair value of cash flow hedges			195		195		195
Realized (gain)/loss from settled cash flow hedges included in net income			(42)		(42)		(42)

Acquisitions at cost				(7,335)	(7,335)	(3)	(7,338)
Issued for XTO merger	3,520			21,139	24,659		24,659
Other dispositions				774	774		774

Balance as of September 30, 2010	$9,341	$291,861	$(4,339)	$(151,832)	$145,031	$5,569	$150,600

	Nine Months Ended September 30, 2010				Nine Months Ended September 30, 2009
Common Stock Share Activity	Issued	Held in Treasury	Outstanding		Issued	Held in Treasury	Outstanding
	(millions of shares)				(millions of shares)
Balance as of December 31	8,019	(3,292)	4,727		8,019	(3,043)	4,976
Acquisitions		(115)	(115)			(244)	(244)
Issued for XTO merger		416	416
Other dispositions		15	15			15	15

Balance as of September 30	8,019	(2,976)	5,043		8,019	(3,272)	4,747

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

Other Contingencies

	As of September 30, 2010
	Equity Company Obligations	Other Third Party Obligations	Total
	(millions of dollars)
Total guarantees	$5,591	$3,146	$8,737

The Corporation and certain of its consolidated subsidiaries were contingently liable at September 30, 2010, for $8,737 million, primarily relating to guarantees for notes, loans and performance under contracts. Included in this amount were guarantees by consolidated affiliates of $5,591 million, representing ExxonMobil’s share of obligations of certain equity companies. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation’s outstanding unconditional purchase obligations at September 30, 2010, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

On September 6, 2007, affiliates of ExxonMobil filed a Request for Arbitration with the International Centre for Settlement of Investment Disputes (ICSID) invoking ICSID jurisdiction under Venezuela’s Investment Law and the Netherlands-Venezuela Bilateral Investment Treaty. The ICSID Tribunal issued a decision on June 10, 2010, finding that it had jurisdiction to proceed on the basis of the Netherlands-Venezuela Bilateral Investment Treaty. The ICSID arbitration proceeding is continuing. An affiliate of ExxonMobil has also filed an arbitration under the rules of the International Chamber of Commerce (ICC) against PdVSA and a PdVSA affiliate for breach of their contractual obligations under certain Cerro Negro Project agreements. Hearings on the merits of the case were held during August and September 2010. The parties filed post-hearing briefs in the ICC arbitration on October 25, 2010, with reply briefs due to be filed on November 8, 2010. At this time, the net impact of this matter on the Corporation’s consolidated financial results cannot be reasonably estimated. However, the Corporation does not expect the resolution to have a material effect upon the Corporation’s operations or financial condition. ExxonMobil’s remaining net book investment in Cerro Negro producing assets is about $750 million.

4.	Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(millions of dollars)
Net income including noncontrolling interests	$7,561	$4,871	$21,882	$13,519
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	2,705	1,932	341	3,556
Postretirement benefits reserves adjustment (excluding amortization)	(393)	(156)	(3)	(690)
Amortization of postretirement benefits reserves adjustment included in net periodic benefit costs	300	338	940	1,042
Change in fair value of cash flow hedges	115	0	195	0
Realized (gain)/loss from settled cash flow hedges included in net income	(42)	0	(42)	0

Comprehensive income including noncontrolling interests	10,246	6,985	23,313	17,427
Comprehensive income attributable to noncontrolling interests	480	386	981	646

Comprehensive income attributable to ExxonMobil	$9,766	$6,599	$22,332	$16,781

5.	Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
EARNINGS PER COMMON SHARE
Net income attributable to ExxonMobil (millions of dollars)	$7,350	$4,730	$21,210	$13,230

Weighted average number of common shares outstanding (millions of shares)	5,076	4,784	4,838	4,859

Earnings per common share (dollars)	$1.44	$0.98	$4.38	$2.72

EARNINGS PER COMMON SHARE - ASSUMING DILUTION
Net income attributable to ExxonMobil (millions of dollars)	$7,350	$4,730	$21,210	$13,230

Weighted average number of common shares outstanding (millions of shares)	5,076	4,784	4,838	4,859
Effect of employee stock-based awards	13	19	13	19

Weighted average number of common shares outstanding - assuming dilution	5,089	4,803	4,851	4,878

Earnings per common share - assuming dilution (dollars)	$1.44	$0.98	$4.37	$2.71

The anti-dilutive options to purchase shares that have been excluded were de minimis.

6.	Pension and Other Postretirement Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(millions of dollars)
Pension Benefits - U.S.
Components of net benefit cost
Service cost	$125	$116	$349	$325
Interest cost	199	202	598	606
Expected return on plan assets	(182)	(165)	(545)	(493)
Amortization of actuarial loss/(gain) and prior service cost	132	174	396	521
Net pension enhancement and curtailment/settlement cost	127	122	380	364

Net benefit cost	$401	$449	$1,178	$1,323

Pension Benefits - Non-U.S.
Components of net benefit cost
Service cost	$112	$111	$348	$314
Interest cost	288	287	867	823
Expected return on plan assets	(247)	(227)	(741)	(648)
Amortization of actuarial loss/(gain) and prior service cost	137	184	462	528
Net pension enhancement and curtailment/settlement cost	3	0	4	0

Net benefit cost	$293	$355	$940	$1,017

Other Postretirement Benefits
Components of net benefit cost
Service cost	$26	$22	$78	$72
Interest cost	93	98	304	312
Expected return on plan assets	(9)	(9)	(29)	(27)
Amortization of actuarial loss/(gain) and prior service cost	46	59	154	188

Net benefit cost	$156	$170	$507	$545

7.	Financial and Derivative Instruments

Financial Instruments

The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is of significance is long-term debt. The estimated fair value of total long-term debt, including capitalized lease obligations, was $16.1 billion and $7.7 billion, at September 30, 2010 and December 31, 2009, respectively, as compared to recorded book values of $15.2 billion and $7.1 billion at September 30, 2010 and December 31, 2009, respectively.

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

The estimated fair value of derivative instruments outstanding is summarized below. Derivative instruments of $721 million acquired as a result of the XTO merger are included in September 30, 2010, amounts and once the current positions settle, these programs will be discontinued.

	Not Designated as a Hedge		Fair Value Hedge		Cash Flow Hedge		Total Derivatives
	Sept. 30, 2010	Dec. 31, 2009	Sept. 30, 2010	Dec. 31, 2009	Sept. 30, 2010	Dec. 31, 2009	Sept. 30, 2010	Dec. 31, 2009
	(millions of dollars)
Other current assets	$83	$30	$1	$20	$708	$0	$792	$50
Other assets	1	0	0	0	52	0	53	0

Total assets	84	30	1	20	760	0	845	50

Accounts payable and accrued liabilities	89	54	8	1	39	0	136	55
Other long-term obligations	2	0	0	0	1	0	3	0

Total liabilities	91	54	8	1	40	0	139	55

Total net asset/(liability)	$(7)	$(24)	$(7)	$19	$720	$0	$706	$(5)

The fair value measurement hierarchy level associated with the Corporation’s derivative instruments is summarized below.

	September 30, 2010		December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
	(millions of dollars)
Commodity derivative instruments	$1	$712	$(23)	$(2)
Foreign currency exchange instruments	$0	$(7)	$0	$20

The Corporation’s fair value measurement of its derivative instruments includes Level 1 inputs for derivatives that are traded directly on the NYMEX and Level 2 inputs for derivatives that are determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices.

The before tax gain or (loss) related to derivative instruments for the three months and nine months ended September 30, 2010 and 2009 is summarized below. The ineffective portion of derivatives designated as hedges is recorded either in “Sales and other operating revenue” or “Crude oil and product purchases” and the amounts were de minimis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(millions of dollars)
Not Designated as a Hedge:
Commodity derivative instruments
Sales and other operating revenue	$(7)	$(1)	$(3)	$4
Crude oil and product purchases	(11)	27	16	(70)
Foreign currency instruments
Crude oil and product purchases	0	(1)	0	(1)

Fair Value Hedge:
Commodity derivative instruments
Sales and other operating revenue	2	(1)	3	(64)
Offsetting physical firm commitment	(2)	1	(2)	64
Foreign currency instruments
Crude oil and product purchases	(40)	(48)	(64)	(30)
Offsetting physical firm commitment	48	52	73	39

Cash Flow Hedge:
Commodity derivative instruments
Sales and other operating revenue	80	0	80	0

Total income statement gain/(loss)	$70	$29	$103	$(58)

The principal commodity futures contracts and swap agreements acquired as part of the XTO merger that are in place as of September 30, 2010, are summarized below. These derivative contracts are designated and qualify for cash flow hedge accounting. The Corporation will receive the cash flow related to these derivative contracts at the prices indicated below. However, the amount of the income statement gain or loss realized from these contracts will be limited to the change in fair value of the derivative instruments from the acquisition date.

Product	Production Period	Volume	Weighted Average NYMEX Price
		(millions of cubic feet daily)	(per thousand cubic feet)
Natural Gas	October - December 2010	1,250	$7.49
	January - December 2011	250	$7.02

		(thousands of barrels daily)	(per barrel)
Crude Oil	October - December 2010	70	$95.70

The Corporation believes that there are no material market or credit risks to the Corporation’s financial position, results of operations or liquidity as a result of the derivative activities described above.

8.	Disclosures about Segments and Related Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	$999	$709	$2,955	$1,882
Non-U.S.	4,468	3,303	13,662	9,445
Downstream
United States	164	(203)	544	134
Non-U.S.	996	528	1,873	1,836
Chemical
United States	676	315	1,900	477
Non-U.S.	553	561	1,946	1,116
All other	(506)	(483)	(1,670)	(1,660)

Corporate total	$7,350	$4,730	$21,210	$13,230

SALES AND OTHER OPERATING REVENUE (1)
Upstream
United States	$3,278	$833	$5,625	$2,407
Non-U.S.	5,923	4,987	18,181	15,264
Downstream
United States	22,787	20,568	68,300	54,614
Non-U.S.	51,850	46,112	150,590	123,335
Chemical
United States	3,352	2,857	10,174	7,022
Non-U.S.	5,160	4,726	16,202	11,726
All other	3	7	11	17

Corporate total	$92,353	$80,090	$269,083	$214,385

(1)Includes sales-based taxes

INTERSEGMENT REVENUE
Upstream
United States	$1,716	$1,752	$5,804	$4,571
Non-U.S.	9,270	9,446	28,136	23,272
Downstream
United States	3,213	2,930	10,247	7,167
Non-U.S.	12,624	10,923	37,835	27,327
Chemical
United States	2,380	1,980	7,302	5,035
Non-U.S.	2,020	1,941	6,174	4,872
All other	78	70	216	213

9.	Accounting for Suspended Exploratory Well Costs

The Corporation’s capitalized suspended exploratory well costs balance was $2,954 million at September 30, 2010, compared to $2,005 million at December 31, 2009. The increase is mainly a result of additions pending the determination of proved reserves.

10.	Acquisition of XTO Energy Inc.

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

During the quarter ended June 30, 2010, the commercial paper was repaid. During the third quarter of 2010, XTO term loans of $600 million were repaid, the XTO 5% senior note due in 2010 matured, and XTO fixed-rate bonds with a book value of $2.6 billion were repurchased via tender offers.

(6)	Deferred income taxes reflect the temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. The deferred income taxes recorded as part of the XTO merger were:

(millions of dollars)
Property, plant and equipment	$12,238
Other	367

Total deferred tax liabilities	$12,605

Asset retirement obligations	$(324)
Other	(769)

Total deferred tax assets	$(1,093)

Net deferred tax liabilities	$11,512

Deferred income tax (assets) and liabilities are included in the table summarizing assets acquired and liabilities assumed as shown below.

(millions of dollars)
Accounts payable and accrued liabilities	$308
Deferred income tax liabilities	11,204

Net deferred tax liabilities	$11,512

XTO Results and Pro Forma Impact of Merger

The following table presents revenues and earnings for XTO for the periods presented:

	Three Months Ended September 30, 2010	Acquisition Date Through September 30, 2010
	(millions of dollars)
Revenues	$2,231	$2,302
Upstream earnings	$153	$139

Transaction-related costs were expensed as incurred. The Corporation recognized $17 million in transaction costs related to the merger in the nine months ended September 30, 2010.

The following table presents pro forma information for the Corporation as if the merger of XTO had occurred at the beginning of each year presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(millions of dollars, except per share amounts)
Revenues	$95,298	$83,786	$281,180	$225,040

Net income attributable to ExxonMobil	$7,350	$4,864	$21,418	$13,410

Earnings per common share (dollars)	$1.44	$0.93	$4.19	$2.54

Earnings per common share – assuming dilution (dollars)	$1.44	$0.93	$4.18	$2.53

The historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the merger and factually supportable. The unaudited pro forma consolidated results are not necessarily indicative of what the consolidated results of operations actually would have been had the merger been completed on January 1, 2010, or on January 1, 2009. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company. The unaudited pro forma consolidated results reflect pro forma adjustments for the elimination of deferred gains and losses recognized in earnings for derivatives outstanding at the beginning of the year presented, depreciation expense related to the fair value adjustment to property, plant and equipment acquired, additional amortization expense related to the fair value of identifiable intangible assets acquired, capitalization of interest expense and applicable income tax impacts.

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

11.	Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the deferred interest debentures due 2012 ($2,328 million long-term at September 30, 2010) and the debt securities due 2010-2011 ($13 million long-term and $13 million short-term) of SeaRiver Maritime Financial Holdings, Inc., a 100 percent owned subsidiary of Exxon Mobil Corporation.

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

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated statement of income for three months ended September 30, 2010
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$3,835	$—	$88,518	$—	$92,353
Income from equity affiliates	6,858	(3)	2,422	(6,834)	2,443
Other income	106	—	396	—	502
Intercompany revenue	9,244	1	81,258	(90,503)	—

Total revenues and other income	20,043	(2)	172,594	(97,337)	95,298

Costs and other deductions
Crude oil and product purchases	9,545	—	127,361	(88,031)	48,875
Production and manufacturing expenses	1,972	—	8,229	(1,219)	8,982
Selling, general and administrative expenses	693	—	3,190	(176)	3,707
Depreciation and depletion	410	—	3,434	—	3,844
Exploration expenses, including dry holes	35	—	465	—	500
Interest expense	67	62	1,020	(1,095)	54
Sales-based taxes	—	—	7,172	—	7,172
Other taxes and duties	8	—	9,298	—	9,306

Total costs and other deductions	12,730	62	160,169	(90,521)	82,440

Income before income taxes	7,313	(64)	12,425	(6,816)	12,858
Income taxes	(37)	(23)	5,357	—	5,297

Net income including noncontrolling interests	7,350	(41)	7,068	(6,816)	7,561
Net income attributable to noncontrolling interests	—	—	211	—	211

Net income attributable to ExxonMobil	$7,350	$(41)	$6,857	$(6,816)	$7,350

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for three months ended September 30, 2009
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$3,207	$—	$76,883	$—	$80,090
Income from equity affiliates	5,238	1	1,648	(5,212)	1,675
Other income	170	—	325	—	495
Intercompany revenue	8,067	1	74,420	(82,488)	—

Total revenues and other income	16,682	2	153,276	(87,700)	82,260

Costs and other deductions
Crude oil and product purchases	8,844	—	112,285	(79,440)	41,689
Production and manufacturing expenses	1,924	—	7,681	(1,508)	8,097
Selling, general and administrative expenses	783	—	3,289	(185)	3,887
Depreciation and depletion	405	—	2,522	—	2,927
Exploration expenses, including dry holes	59	—	436	—	495
Interest expense	174	55	1,208	(1,375)	62
Sales-based taxes	—	—	6,805	—	6,805
Other taxes and duties	4	—	9,090	—	9,094

Total costs and other deductions	12,193	55	143,316	(82,508)	73,056

Income before income taxes	4,489	(53)	9,960	(5,192)	9,204
Income taxes	(241)	(20)	4,594	—	4,333

Net income including noncontrolling interests	4,730	(33)	5,366	(5,192)	4,871
Net income attributable to noncontrolling interests	—	—	141	—	141

Net income attributable to ExxonMobil	$4,730	$(33)	$5,225	$(5,192)	$4,730

Condensed consolidated statement of income for nine months ended September 30, 2010
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$11,622	$—	$257,461	$—	$269,083
Income from equity affiliates	20,445	(3)	7,151	(20,369)	7,224
Other income	403	—	1,325	—	1,728
Intercompany revenue	28,330	3	242,859	(271,192)	—

Total revenues and other income	60,800	—	508,796	(291,561)	278,035

Costs and other deductions
Crude oil and product purchases	29,886	—	377,952	(263,709)	144,129
Production and manufacturing expenses	5,741	—	23,882	(3,830)	25,793
Selling, general and administrative expenses	2,159	—	9,191	(522)	10,828
Depreciation and depletion	1,268	—	9,222	—	10,490
Exploration expenses, including dry holes	163	—	1,430	—	1,593
Interest expense	199	185	2,949	(3,184)	149
Sales-based taxes	—	—	20,933	—	20,933
Other taxes and duties	23	—	26,465	—	26,488

Total costs and other deductions	39,439	185	472,024	(271,245)	240,403

Income before income taxes	21,361	(185)	36,772	(20,316)	37,632
Income taxes	151	(68)	15,667	—	15,750

Net income including noncontrolling interests	21,210	(117)	21,105	(20,316)	21,882
Net income attributable to noncontrolling interests	—	—	672	—	672

Net income attributable to ExxonMobil	$21,210	$(117)	$20,433	$(20,316)	$21,210

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated statement of income for nine months ended September 30, 2009
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$8,007	$—	$206,378	$—	$214,385
Income from equity affiliates	14,261	5	4,658	(14,196)	4,728
Other income	755	—	877	—	1,632
Intercompany revenue	21,373	3	191,720	(213,096)	—

Total revenues and other income	44,396	8	403,633	(227,292)	220,745

Costs and other deductions
Crude oil and product purchases	21,429	—	288,562	(203,605)	106,386
Production and manufacturing expenses	5,803	—	22,433	(4,131)	24,105
Selling, general and administrative expenses	2,001	—	9,385	(532)	10,854
Depreciation and depletion	1,133	—	7,591	—	8,724
Exploration expenses, including dry holes	191	—	1,145	—	1,336
Interest expense	1,132	166	4,102	(4,888)	512
Sales-based taxes	—	—	18,927	—	18,927
Other taxes and duties	(30)	—	25,360	—	25,330

Total costs and other deductions	31,659	166	377,505	(213,156)	196,174

Income before income taxes	12,737	(158)	26,128	(14,136)	24,571
Income taxes	(493)	(61)	11,606	—	11,052

Net income including noncontrolling interests	13,230	(97)	14,522	(14,136)	13,519
Net income attributable to noncontrolling interests	—	—	289	—	289

Net income attributable to ExxonMobil	$13,230	$(97)	$14,233	$(14,136)	$13,230

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated balance sheet as of September 30, 2010
Cash and cash equivalents	$386	$—	$11,858	$—	$12,244
Marketable securities	—	—	15	—	15
Notes and accounts receivable - net	3,293	38	28,523	(1,610)	30,244
Inventories	1,491	—	12,811	—	14,302
Other current assets	463	—	5,365	—	5,828

Total current assets	5,633	38	58,572	(1,610)	62,633
Property, plant and equipment - net	18,346	—	177,094	—	195,440
Investments and other assets	240,901	469	461,178	(660,627)	41,921
Intercompany receivables	17,553	2,409	467,724	(487,686)	—

Total assets	$282,433	$2,916	$1,164,568	$(1,149,923)	$299,994

Notes and loan payables	$982	$13	$2,051	$—	$3,046
Accounts payable and accrued liabilities	2,988	—	45,263	—	48,251
Income taxes payable	—	—	12,053	(1,610)	10,443

Total current liabilities	3,970	13	59,367	(1,610)	61,740
Long-term debt	296	2,341	12,611	—	15,248
Postretirement benefits reserves	9,131	—	8,881	—	18,012
Deferred income tax liabilities	960	122	34,222	—	35,304
Other long-term obligations	4,517	—	14,573	—	19,090
Intercompany payables	118,528	382	368,776	(487,686)	—

Total liabilities	137,402	2,858	498,430	(489,296)	149,394

Earnings reinvested	291,861	(811)	124,603	(123,792)	291,861
Other ExxonMobil equity	(146,830)	869	535,966	(536,835)	(146,830)

ExxonMobil share of equity	145,031	58	660,569	(660,627)	145,031
Noncontrolling interests	—	—	5,569	—	5,569

Total equity	145,031	58	666,138	(660,627)	150,600

Total liabilities and equity	$282,433	$2,916	$1,164,568	$(1,149,923)	$299,994

Condensed consolidated balance sheet as of December 31, 2009
Cash and cash equivalents	$449	$—	$10,244	$—	$10,693
Marketable securities	—	—	169	—	169
Notes and accounts receivable - net	2,050	—	25,858	(263)	27,645
Inventories	1,202	—	10,351	—	11,553
Other current assets	313	—	4,862	—	5,175

Total current assets	4,014	—	51,484	(263)	55,235
Property, plant and equipment - net	18,015	—	121,101	—	139,116
Investments and other assets	199,317	473	446,788	(607,606)	38,972
Intercompany receivables	19,637	2,257	442,903	(464,797)	—

Total assets	$240,983	$2,730	$1,062,276	$(1,072,666)	$233,323

Notes and loan payables	$43	$13	$2,420	$—	$2,476
Accounts payable and accrued liabilities	2,779	—	38,496	—	41,275
Income taxes payable	—	2	8,571	(263)	8,310

Total current liabilities	2,822	15	49,487	(263)	52,061
Long-term debt	279	2,157	4,693	—	7,129
Postretirement benefits reserves	8,673	—	9,269	—	17,942
Deferred income tax liabilities	818	151	22,179	—	23,148
Other long-term obligations	5,286	—	12,365	—	17,651
Intercompany payables	112,536	382	351,879	(464,797)	—

Total liabilities	130,414	2,705	449,872	(465,060)	117,931

Earnings reinvested	276,937	(694)	109,603	(108,909)	276,937
Other ExxonMobil equity	(166,368)	719	497,978	(498,697)	(166,368)

ExxonMobil share of equity	110,569	25	607,581	(607,606)	110,569
Noncontrolling interests	—	—	4,823	—	4,823

Total equity	110,569	25	612,404	(607,606)	115,392

Total liabilities and equity	$240,983	$2,730	$1,062,276	$(1,072,666)	$233,323

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of cash flows for nine months ended September 30, 2010
Cash provided by/(used in) operating activities	$32,326	$2	$8,463	$(5,433)	$35,358

Cash flows from investing activities
Additions to property, plant and equipment	(2,459)	—	(16,742)	—	(19,201)
Sales of long-term assets	528	—	1,079	—	1,607
Net intercompany investing	(18,096)	(152)	17,894	354	—
All other investing, net	7	—	463	—	470

Net cash provided by/(used in) investing activities	(20,020)	(152)	2,694	354	(17,124)

Cash flows from financing activities
Additions to long-term debt	—	—	374	—	374
Reductions in long-term debt	—	—	(2,587)	—	(2,587)
Additions/(reductions) in short-term debt - net	936	—	(1,665)	—	(729)
Cash dividends	(6,286)	—	(5,433)	5,433	(6,286)
Net ExxonMobil shares sold/(acquired)	(7,066)	—	—	—	(7,066)
Net intercompany financing activity	—	—	204	(204)	—
All other financing, net	47	150	(247)	(150)	(200)

Net cash provided by/(used in) financing activities	(12,369)	150	(9,354)	5,079	(16,494)

Effects of exchange rate changes on cash	—	—	(189)	—	(189)

Increase/(decrease) in cash and cash equivalents	$(63)	$—	$1,614	$—	$1,551

Condensed consolidated statement of cash flows for nine months ended September 30, 2009
Cash provided by/(used in) operating activities	$(1,554)	$2	$21,764	$(278)	$19,934

Cash flows from investing activities
Additions to property, plant and equipment	(1,999)	—	(13,729)	—	(15,728)
Sales of long-term assets	191	—	892	—	1,083
Net intercompany investing	22,485	(152)	(22,646)	313	—
All other investing, net	—	—	(1,352)	—	(1,352)

Net cash provided by/(used in) investing activities	20,677	(152)	(36,835)	313	(15,997)

Cash flows from financing activities
Additions to long-term debt	—	—	192	—	192
Reductions in long-term debt	—	—	(27)	—	(27)
Additions/(reductions) in short-term debt - net	—	—	(202)	—	(202)
Cash dividends	(6,031)	—	(278)	278	(6,031)
Net ExxonMobil shares sold/(acquired)	(17,035)	—	—	—	(17,035)
Net intercompany financing activity	—	—	163	(163)	—
All other financing, net	79	150	(364)	(150)	(285)

Net cash provided by/(used in) financing activities	(22,987)	150	(516)	(35)	(23,388)

Effects of exchange rate changes on cash	—	—	486	—	486

Increase/(decrease) in cash and cash equivalents	$(3,864)	$—	$(15,101)	$—	$(18,965)

EXXON MOBIL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Third Quarter		First Nine Months
Earnings (U.S. GAAP)	2010	2009	2010	2009
	(millions of dollars)
Upstream
United States	$999	$709	$2,955	$1,882
Non-U.S.	4,468	3,303	13,662	9,445
Downstream
United States	164	(203)	544	134
Non-U.S.	996	528	1,873	1,836
Chemical
United States	676	315	1,900	477
Non-U.S.	553	561	1,946	1,116
Corporate and financing	(506)	(483)	(1,670)	(1,660)

Net Income attributable to ExxonMobil (U.S. GAAP)	$7,350	$4,730	$21,210	$13,230

Earnings per common share (dollars)	$1.44	$0.98	$4.38	$2.72
Earnings per common share - assuming dilution (dollars)	$1.44	$0.98	$4.37	$2.71

Special items included in earnings
Corporate and financing Valdez litigation	$0	$0	$0	$(140)

References in this discussion to total corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the income statement. Unless otherwise indicated, references to earnings, special items, Upstream, Downstream, Chemical and Corporate and Financing segment earnings, and earnings per share are ExxonMobil’s share after excluding amounts attributable to noncontrolling interests.

REVIEW OF THIRD QUARTER 2010 RESULTS

Third quarter earnings were $7,350 million, up 55 percent from third quarter of last year due to higher crude oil and natural gas realizations, improved refining margins, and solid chemical results. Despite continuing economic uncertainty, we had strong quarterly results and continued to advance our robust investment opportunities.

Capital and exploration spending for the first nine months of 2010 was $22.2 billion, up 18 percent from the first nine months of last year.

The Corporation returned over $5 billion to shareholders in the third quarter through dividends and share purchases to reduce shares outstanding.

Earnings in the first nine months of $21,210 million ($4.37 per share) increased $7,980 million from 2009.

Earnings were up 60 percent from 2009. Earnings for 2009 included a special charge of $140 million for interest related to the Valdez punitive damages award. Earnings for the first nine months of 2010 did not include any special items.

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(millions of dollars)
Upstream earnings
United States	$999	$709	$2,955	$1,882
Non-U.S.	4,468	3,303	13,662	9,445

Total	$5,467	$4,012	$16,617	$11,327

Upstream earnings in the third quarter of 2010 were $5,467 million, up $1,455 million from the third quarter of 2009. Higher crude oil and natural gas realizations increased earnings by $1 billion, while higher liquids and gas volumes improved earnings by $270 million.

On an oil-equivalent basis, production increased over 20 percent from the third quarter of 2009. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, production was up 20 percent.

Liquids production totaled 2,421 kbd (thousands of barrels per day), up 86 kbd or nearly 4 percent from the third quarter of 2009. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, liquids production was up 3 percent, as increased production from projects in Qatar and the addition of XTO volumes more than offset net field decline.

Third quarter natural gas production was 12,192 mcfd (millions of cubic feet per day), up 4,037 mcfd from 2009, driven by additional U.S. unconventional gas volumes and project ramp-ups in Qatar.

Earnings from U.S. Upstream operations were $999 million, $290 million higher than the third quarter of 2009. Non-U.S. Upstream earnings were $4,468 million, up $1,165 million from last year.

Upstream earnings for the first nine months of 2010 were $16,617 million, up $5,290 million from 2009. Higher crude oil and natural gas realizations increased earnings approximately $5.1 billion. The favorable impact of higher volumes of $590 million was partially offset by higher operating costs of $340 million.

On an oil-equivalent basis, production was up 11 percent compared to the first nine months of 2009. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, production was up 12 percent.

Liquids production of 2,387 kbd increased 2 kbd compared with 2009. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, liquids production increased 1 percent compared with 2009, as new volumes from project ramp-ups in Qatar were offset by net field decline.

Natural gas production of 11,304 mcfd increased 2,518 mcfd from 2009, driven by higher volumes from Qatar projects and additional U.S. unconventional gas volumes.

Earnings from U.S. Upstream operations for 2010 were $2,955 million, an increase of $1,073 million from 2009. Non-U.S. earnings were $13,662 million, up $4,217 million from 2009.

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(millions of dollars)
Downstream earnings
United States	$164	$(203)	$544	$134
Non-U.S.	996	528	1,873	1,836

Total	$1,160	$325	$2,417	$1,970

Third quarter Downstream earnings of $1,160 million were up $835 million from the third quarter of 2009. Higher industry refining margins, partly offset by lower marketing margins increased earnings by $300 million. Volume and product mix effects increased earnings by $150 million while other factors, mainly asset sales and favorable foreign exchange impacts, increased earnings by $390 million. Petroleum product sales of 6,574 kbd were 273 kbd higher than last year’s third quarter, mainly reflecting higher demand.

Earnings from the U.S. Downstream were $164 million, up $367 million from the third quarter of 2009. Non-U.S. Downstream earnings of $996 million were $468 million higher than last year.

Downstream earnings for the first nine months of 2010 of $2,417 million were $447 million higher than 2009. Positive sales volume mix effects increased earnings by $430 million. Negative foreign exchange impacts of $320 million were offset by favorable tax items. Petroleum product sales of 6,359 kbd decreased 48 kbd.

U.S. Downstream earnings were $544 million, up $410 million from 2009. Non-U.S. Downstream earnings were $1,873 million, $37 million higher than last year.

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(millions of dollars)
Chemical earnings
United States	$676	$315	$1,900	$477
Non-U.S.	553	561	1,946	1,116

Total	$1,229	$876	$3,846	$1,593

Third quarter 2010 Chemical earnings of $1,229 million were $353 million higher than the third quarter of 2009. Improved margins increased earnings by $370 million. Third quarter prime product sales of 6,558 kt (thousands of metric tons) were 202 kt higher than the prior year primarily due to improved global demand and start-up of the Fujian facility in China.

Chemical earnings of $3,846 million increased $2,253 million from the first nine months of 2009. Improved margins increased earnings by approximately $1.7 billion while higher volumes increased earnings about $370 million. Prime product sales of 19,542 kt were up 1,392 kt from 2009.

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(millions of dollars)
Corporate and financing earnings	$(506)	$(483)	$(1,670)	$(1,660)

Special items included in earnings
Corporate and financing Valdez litigation	$0	$0	$0	$(140)

Corporate and financing expenses were $506 million during the third quarter of 2010, up $23 million from the third quarter of 2009.

Corporate and financing expenses were $1,670 million for the first nine months of 2010, up $10 million from 2009 mainly due to a tax charge related to the U.S. health care legislation during the first quarter of 2010 partially offset by the absence of the 2009 Valdez litigation charge.

LIQUIDITY AND CAPITAL RESOURCES

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			$35,358	$19,934
Investing activities			(17,124)	(15,997)
Financing activities			(16,494)	(23,388)
Effect of exchange rate changes			(189)	486

Increase/(decrease) in cash and cash equivalents			$1,551	$(18,965)

Cash and cash equivalents (at end of period)			$12,244	$12,472

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	$13,077	$8,827	$35,358	$19,934
Sales of subsidiaries, investments and property, plant and equipment	755	172	1,607	1,083

Cash flow from operations and asset sales	$13,832	$8,999	$36,965	$21,017

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider asset sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities.

Total cash and cash equivalents of $12.2 billion at the end of the third quarter of 2010 compared to $12.5 billion at the end of the third quarter of 2009.

Cash provided by operating activities totaled $35.4 billion for the first nine months of 2010, $15.4 billion higher than 2009. The major source of funds was net income including noncontrolling interests of $21.9 billion, adjusted for the noncash provision of $10.5 billion for depreciation and depletion, both of which increased. Changes in operational working capital added to cash flows in 2010. All other items net in 2009 included $4.1 billion of pension fund contributions. For additional details, see the Condensed Consolidated Statement of Cash Flows on page 5.

Investing activities for the first nine months of 2010 used net cash of $17.1 billion compared to $16.0 billion in the prior year. Spending for additions to property, plant and equipment increased $3.5 billion to $19.2 billion.

Cash flow from operations and asset sales in the third quarter of 2010 of $13.8 billion, including asset sales of $0.8 billion, increased $4.8 billion from the comparable 2009 period. Cash flow from operations and asset sales in the first nine months of 2010 of $37.0 billion, including asset sales of $1.6 billion, increased $15.9 billion from 2009.

Net cash used in financing activities of $16.5 billion in the first nine months of 2010 was $6.9 billion lower reflecting a lower level of purchases of shares of ExxonMobil stock. The Corporation’s acquisition of all the outstanding equity of XTO Energy Inc. in 2010 was a non-cash, all-stock transaction valued at $24.7 billion.

During the third quarter of 2010, Exxon Mobil Corporation purchased 54 million shares of its common stock for the treasury at a gross cost of $3.3 billion. These purchases included $3 billion to reduce the number of shares outstanding, with the balance used to offset shares issued in conjunction with the company’s benefit plans and programs. Shares outstanding decreased from 5,092 million at the end of the second quarter to 5,043 million at the end of the third quarter. Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed to shareholders a total of $5.2 billion in the third quarter of 2010 through dividends and share purchases to reduce shares outstanding.

Total debt of $18.3 billion at September 30, 2010, which included $8.0 billion of debt in connection with the XTO acquisition, compared to $9.6 billion at year-end 2009. The Corporation’s debt to total capital ratio was 10.8 percent at the end of the third quarter of 2010 compared to 7.7 percent at year-end 2009.

Although the Corporation issues long-term debt from time to time and maintains a revolving commercial paper program, internally generated funds are expected to cover the majority of its net near-term financial requirements. Effective with the closing of the merger, XTO’s long-term debt securities were unconditionally guaranteed by ExxonMobil. The guarantees may be revoked by the Corporation under certain conditions. During the third quarter of 2010, XTO term loans of $600 million were repaid, the XTO 5% senior note due in 2010 matured, and XTO fixed-rate bonds with a book value of $2.6 billion were repurchased via tender offers. The Corporation expects to consider additional opportunities to restructure XTO debt where economic.

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

On September 6, 2007, affiliates of ExxonMobil filed a Request for Arbitration with the International Centre for Settlement of Investment Disputes (ICSID) invoking ICSID jurisdiction under Venezuela’s Investment Law and the Netherlands-Venezuela Bilateral Investment Treaty. The ICSID Tribunal issued a decision on June 10, 2010, finding that it had jurisdiction to proceed on the basis of the Netherlands-Venezuela Bilateral Investment Treaty. The ICSID arbitration proceeding is continuing. An affiliate of ExxonMobil has also filed an arbitration under the rules of the International Chamber of Commerce (ICC) against PdVSA and a PdVSA affiliate for breach of their contractual obligations under certain Cerro Negro Project agreements. Hearings on the merits of the case were held during August and September 2010. The parties filed post-hearing briefs in the ICC arbitration on October 25, 2010, with reply briefs due to be filed on November 8, 2010. At this time, the net impact of this matter on the Corporation’s consolidated financial results cannot be reasonably estimated. However, the Corporation does not expect the resolution to have a material effect upon the Corporation’s operations or financial condition. ExxonMobil’s remaining net book investment in Cerro Negro producing assets is about $750 million.

TAXES

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(millions of dollars)
Income taxes	$5,297	$4,333	$15,750	$11,052
Effective income tax rate	45%	50%	46%	48%
Sales-based taxes	7,172	6,805	20,933	18,927
All other taxes and duties	10,071	9,729	28,664	27,442

Total	$22,540	$20,867	$65,347	$57,421

Income, sales-based and all other taxes and duties for the third quarter of 2010 of $22,540 million were higher than 2009. In the third quarter of 2010 income tax expense increased to $5,297 million reflecting the higher level of earnings and the effective income tax rate was 45 percent, compared to $4,333 million and 50 percent, respectively, in the prior year period. Sales-based taxes and all other taxes and duties increased slightly in 2010.

Income, sales-based and all other taxes and duties for the first nine months of 2010 of $65,347 million were higher than 2009. In the first nine months of 2010 income tax expense increased to $15,750 million reflecting the higher level of earnings and the effective income tax rate was 46 percent, compared to $11,052 million and 48 percent, respectively, in the prior year period. Sales-based taxes and all other taxes and duties increased in 2010 reflecting higher prices.

CAPITAL AND EXPLORATION EXPENDITURES

	Third Quarter		First Nine Months
	2010	2009	2010	2009
	(millions of dollars)
Upstream (including exploration expenses)	$7,632	$4,907	$18,520	$14,178
Downstream	558	831	1,816	2,294
Chemical	525	747	1,697	2,335
Other	54	8	132	22

Total	$8,769	$6,493	$22,165	$18,829

Capital and exploration expenditures in the third quarter 2010 were $8.8 billion, up 35 percent from the third quarter of 2009, primarily related to Upstream projects and acquired XTO properties.

Capital and exploration spending for the first nine months of 2010 was $22.2 billion, up 18 percent from the first nine months of last year. Capital and exploration expenditures for full year 2009 were $27.1 billion. Capital and exploration expenditures are expected to range from $25 billion to $30 billion for the next several years. Actual spending could vary depending on the progress of individual projects.

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

Information about market risks for the nine months ended September 30, 2010, does not differ materially from that discussed under Item 7A of the registrant’s Annual Report on Form 10-K for 2009. With respect to derivatives activities, the Corporation believes that there are no material market or credit risks to the Corporation’s financial position, results of operations or liquidity as a result of the derivatives activities described in Note 7. The Corporation does not engage in speculative derivative activities or derivative trading activities and does not use derivatives with leveraged features. Credit risk associated with the Corporation’s derivative position is mitigated by several factors including the number, quality and financial limits placed on derivative counterparties. Additionally, a substantial portion of the XTO derivative contracts will settle by year-end 2010.

Item 4.	Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of September 30, 2010. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In a Consent Agreement and Final Order filed with the EPA on September 27, 2010, ExxonMobil Oil Corporation agreed to resolve allegations brought by the U.S. Environmental Protection Agency (EPA) relating to a former phosphate mining operation of Mobil Mining and Minerals in Pasadena, Texas. Mobil sold the site to Agrifos Fertilizer, Inc. in 1998, but, under the sales agreement, retained obligations to perform closure and post-closure management of the existing phosphogypsum stacks at the site. EPA alleged that ExxonMobil Oil Corporation had violated Resource Conservation and Recovery Act regulations at Pasadena by improperly managing certain phosphoric acid manufacturing wastes associated with Mobil Mining and Minerals activities, as well as during ExxonMobil’s current closure activities at the site on behalf of Agrifos. In the Consent Agreement and Final Order, ExxonMobil agreed to perform closure and post-closure management of the existing gypsum stacks at the site and to pay a civil penalty of $100,000.

Regarding a matter previously reported in the Corporation’s Form 10-Q for the first quarter of 2009, the Wyoming Department of Environmental Quality and Exxon Mobil Corporation settled by a consent decree, approved on August 16, 2010, certain alleged violations of the state air permitting and state and federal air quality regulations associated with the operation of the three AGI cogeneration turbines located at the ExxonMobil Shute Creek Treatment facility in LaBarge, Wyoming. The consent decree requires that Exxon Mobil Corporation pay $1,300,000 as a partial penalty payment and $1,100,000 in supplemental environmental projects to resolve the alleged violations. The consent decree also requires ExxonMobil to install and operate selective catalytic reduction NOx emission controls (SCRs) for these turbines. The SCRs must be operational by no later than June 30, 2012.

As previously reported in the Corporation’s Form 10-Q for the second quarter of 2010, on December 21, 2009, prior to the Corporation’s acquisition of XTO Energy Inc., the Texas Commission on Environmental Quality (TCEQ) issued a Notice of Violation to XTO alleging violations of air emission regulations as a result of an unauthorized flaring of natural gas at XTO facilities in Yoakum County, Texas, between July 29, 2008 and May 4, 2009 and the untimely filing of a report of the event. TCEQ proposed a penalty of $237,247. On August 5, 2010, XTO signed a settlement agreement and paid $118,624 to the TCEQ.

When the settlement agreement is signed by TCEQ, the remaining $118,623 will be paid to an environmental project designated by TCEQ (Texas Association of Resource Conservation and Development Areas Inc: Clean School Buses, Amarillo-Lubbock).

As previously reported in the Corporation’s Form 10-Q for the third quarter of 2008, on August 1, 2008, the Connecticut Department of Environmental Protection (CTDEP) proposed that ExxonMobil Oil Corporation enter into a Consent Order as a result of an alleged June 2007 discharge of gasoline at a Mobil-branded service station in South Windsor, Connecticut. The proposed Consent Order sought a penalty of $180,000. On August 31, 2010, ExxonMobil Oil Corporation and the CTDEP entered into a Consent Order that requires ExxonMobil to pay a penalty of $90,000.

Regarding a matter previously reported in the Corporation’s Form 10-Q for the third quarter of 2009, the Corporation has settled allegations brought by the U.S. Environmental Protection Agency (EPA) regarding certain incidents of acid gas flaring at its refinery in Baytown, Texas. The allegations were brought pursuant to the Corporation’s 2005 Consent Decree with the EPA, entered by the U.S. District Court for the Northern District of Illinois, relating to the EPA’s New Source Review Enforcement Initiative. The Corporation reported these incidents as covered by the force majeure provisions of the Consent Decree, but the EPA responded with a demand for stipulated penalties of $385,000. On September 10, 2010, the Corporation settled this matter with the EPA for a civil payment of $27,500.

Regarding several previously reported matters, on August 25, 2010, ExxonMobil entered into Consent Orders with the New York State Department of Environmental Conservation (NYSDEC) to resolve a number of allegations associated with operation of petroleum bulk storage facilities at service stations by the Corporation or its subsidiary ExxonMobil Oil Corporation between 2002 and 2009. Specifically, ExxonMobil paid a civil penalty of $100,000 to resolve allegations relating to a Mobil-branded service station in Springfield Gardens, New York, previously reported in the Corporation’s Forms 10-Q for the first and second quarters of 2004, and $270,000 to resolve allegations with respect to 16 other service station sites, previously reported in the Corporation’s Form 10-K for 2004, and 3 additional sites.

Refer to the relevant portions of note 3 on pages 8 and 9 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 1A.	Risk Factors

Information about risk factors does not differ materially from the discussion found in Item 1A of the registrant’s Annual Report on Form 10-K for 2009, as supplemented by the discussion found in Item 1A of the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended September 30, 2010

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs
July, 2010	17,446,605	58.90	17,446,605

August, 2010	17,827,440	60.35	17,827,440

September, 2010	19,079,955	61.23	19,079,955

Total	54,354,000	60.19	54,354,000	(See Note 1)

Note 1 —	On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding. The announcement did not specify an amount or expiration date. The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases. In its most recent earnings release dated October 28, 2010, the Corporation stated that fourth quarter 2010 share purchases to reduce shares outstanding are anticipated to equal $5 billion. Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

Item 6.	Exhibits

Exhibit	Description

31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.

31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.

31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.

32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.

32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.

32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.

101	Interactive Data Files.

EXXON MOBIL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION

Date: November 3, 2010	By:	/s/ Patrick T. Mulva
		Name: Title:	Patrick T. Mulva Vice President, Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.

31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.

31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.

32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.

32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.

32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.

101	Interactive Data Files.