Form 10-K/A
period 2010-12-31
EXXON MOBIL CORP
filed 2011-02-28
CIK 34088

2010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents Incorporated by Reference:

    Proxy Statement for the 2011 Annual Meeting of Shareholders (Part III)

EXPLANATORY NOTE

This Amendment No. 1 is being filed solely for the purpose of inserting the conformed signature of independent auditors on their report on page 63, which was inadvertently omitted from the initial filing, and to correct additional typographical printer’s errors in a heading and officer name on page 62. Except for these corrections, there have been no changes in any of the financial or other information contained in the report. For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed.

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

/s/ PRICEWATERHOUSECOOPERS LLP

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