Form 10-Q
period 2011-03-31
EXXON MOBIL CORP
filed 2011-05-05
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2011
Common stock, without par value	4,926,085,717

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars)

	Three Months Ended March 31,
	2011	2010
REVENUES AND OTHER INCOME
Sales and other operating revenue (1)	$109,251	$87,037
Income from equity affiliates	3,827	2,537
Other income	926	677

Total revenues and other income	114,004	90,251

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases	60,497	46,785
Production and manufacturing expenses	9,520	8,435
Selling, general and administrative expenses	3,627	3,514
Depreciation and depletion	3,761	3,280
Exploration expenses, including dry holes	334	686
Interest expense	29	55
Sales-based taxes (1)	7,916	6,815
Other taxes and duties	9,403	8,613

Total costs and other deductions	95,087	78,183

Income before income taxes	18,917	12,068
Income taxes	8,004	5,493

Net income including noncontrolling interests	10,913	6,575
Net income attributable to noncontrolling interests	263	275

Net income attributable to ExxonMobil	$10,650	$6,300

Earnings per common share (dollars)	$2.14	$1.33

Earnings per common share - assuming dilution (dollars)	$2.14	$1.33

Dividends per common share (dollars)	$0.44	$0.42

(1) Sales-based taxes included in sales and other operating revenue	$7,916	$6,815

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)

	Mar. 31, 2011	Dec. 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$12,833	$7,825
Cash and cash equivalents - restricted	401	628
Notes and accounts receivable - net	35,146	32,284
Inventories
Crude oil, products and merchandise	13,026	9,852
Materials and supplies	3,236	3,124
Other current assets	7,380	5,271

Total current assets	72,022	58,984
Investments, advances and long-term receivables	35,207	35,338
Property, plant and equipment - net	203,726	199,548
Other assets, including intangibles, net	8,578	8,640

Total assets	$319,533	$302,510

LIABILITIES
Current liabilities
Notes and loans payable	$3,560	$2,787
Accounts payable and accrued liabilities	57,700	50,034
Income taxes payable	12,316	9,812

Total current liabilities	73,576	62,633
Long-term debt	12,316	12,227
Postretirement benefits reserves	20,076	19,367
Deferred income tax liabilities	36,121	35,150
Other long-term obligations	19,913	20,454

Total liabilities	162,002	149,831

Commitments and contingencies (note 2)

EQUITY
Common stock, without par value:
Authorized: 9,000 million shares
Issued: 8,019 million shares	9,156	9,371
Earnings reinvested	307,361	298,899
Accumulated other comprehensive income
Cumulative foreign exchange translation adjustment	6,260	5,011
Postretirement benefits reserves adjustment	(9,955)	(9,889)
Unrealized gain/(loss) on cash flow hedges	39	55
Common stock held in treasury:
3,093 million shares at March 31, 2011	(161,381)
3,040 million shares at December 31, 2010		(156,608)

ExxonMobil share of equity	151,480	146,839
Noncontrolling interests	6,051	5,840

Total equity	157,531	152,679

Total liabilities and equity	$319,533	$302,510

The number of shares of common stock issued and outstanding at March 31, 2011 and December 31, 2010 were 4,926,085,717 and 4,978,538,898, respectively.

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$10,913	$6,575
Depreciation and depletion	3,761	3,280
Changes in operational working capital, excluding cash and debt	2,887	3,201
All other items - net	(705)	(10)

Net cash provided by operating activities	16,856	13,046

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(7,051)	(5,756)
Sales of subsidiaries, investments, and property, plant and equipment	1,341	424
Other investing activities - net	357	165

Net cash used in investing activities	(5,353)	(5,167)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	98	27
Reductions in long-term debt	(29)	(3)
Additions/(reductions) in short-term debt - net	743	(121)
Cash dividends to ExxonMobil shareholders	(2,188)	(1,986)
Cash dividends to noncontrolling interests	(95)	(83)
Changes in noncontrolling interests	(9)	(1)
Common stock acquired	(5,653)	(2,495)
Common stock sold	384	42

Net cash used in financing activities	(6,749)	(4,620)

Effects of exchange rate changes on cash	254	(210)

Increase/(decrease) in cash and cash equivalents	5,008	3,049
Cash and cash equivalents at beginning of period	7,825	10,693

Cash and cash equivalents at end of period	$12,833	$13,742

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$5,173	$3,896
Cash interest paid	$103	$130

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(millions of dollars)

	ExxonMobil Share of Equity
	Common Stock	Earnings Reinvested	Accumulated Other Compre- hensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Noncontrolling Interest	Total Equity
Balance as of December 31, 2009	$5,503	$276,937	$(5,461)	$(166,410)	$110,569	$4,823	$115,392
Amortization of stock-based awards	188				188		188
Tax benefits related to stock- based awards	(1)				(1)		(1)
Other	(390)				(390)	12	(378)

Net income for the period		6,300			6,300	275	6,575
Dividends - common shares		(1,986)			(1,986)	(83)	(2,069)

Foreign exchange translation adjustment			(587)		(587)	70	(517)
Postretirement benefits reserves adjustment			196		196	16	212
Amortization of postretirement benefits reserves adjustment included in periodic benefit costs			315		315	13	328

Acquisitions at cost				(2,495)	(2,495)	(1)	(2,496)
Dispositions				432	432		432

Balance as of March 31, 2010	$5,300	$281,251	$(5,537)	$(168,473)	$112,541	$5,125	$117,666

Balance as of December 31, 2010	$9,371	$298,899	$(4,823)	$(156,608)	$146,839	$5,840	$152,679
Amortization of stock-based awards	203				203		203
Tax benefits related to stock-based awards	81				81		81
Other	(499)				(499)	(4)	(503)

Net income for the period		10,650			10,650	263	10,913
Dividends - common shares		(2,188)			(2,188)	(95)	(2,283)

Foreign exchange translation adjustment			1,249		1,249	85	1,334
Postretirement benefits reserves adjustment			(362)		(362)	(43)	(405)
Amortization of postretirement benefits reserves adjustment included in periodic benefit costs			296		296	14	310
Change in fair value of cash flow hedges			3		3		3
Realized (gain)/loss from settled cash flow hedges included in net income			(19)		(19)		(19)

Acquisitions at cost				(5,653)	(5,653)	(9)	(5,662)
Dispositions				880	880		880

Balance as of March 31, 2011	$9,156	$307,361	$(3,656)	$(161,381)	$151,480	$6,051	$157,531

	Three Months Ended March 31, 2011				Three Months Ended March 31, 2010
Common Stock Share Activity	Issued	Held in Treasury	Outstanding		Issued	Held in Treasury	Outstanding
	(millions of shares)				(millions of shares)
Balance as of December 31	8,019	(3,040)	4,979		8,019	(3,292)	4,727
Acquisitions		(69)	(69)			(37)	(37)
Dispositions		16	16			8	8

Balance as of March 31	8,019	(3,093)	4,926		8,019	(3,321)	4,698

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Financial Statement Preparation

These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Corporation’s 2010 Annual Report on Form 10-K. In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. The Corporation’s exploration and production activities are accounted for under the “successful efforts” method.

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

Other Contingencies

	As of March 31, 2011
	Equity Company Obligations	Other Third Party Obligations	Total
	(millions of dollars)
Total guarantees	$7,189	$3,706	$10,895

The Corporation and certain of its consolidated subsidiaries were contingently liable at March 31, 2011, for $10,895 million, primarily relating to guarantees for notes, loans and performance under contracts. Included in this amount were guarantees by consolidated affiliates of $7,189 million, representing ExxonMobil’s share of obligations of certain equity companies. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation’s outstanding unconditional purchase obligations at March 31, 2011, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

3.	Comprehensive Income

	Three Months Ended March 31,
	2011	2010
	(millions of dollars)
Net income including noncontrolling interests	$10,913	$6,575
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	1,334	(517)
Postretirement benefits reserves adjustment (excluding amortization)	(405)	212
Amortization of postretirement benefits reserves adjustment included in net periodic benefit costs	310	328
Change in fair value of cash flow hedges	3	0
Realized (gain)/loss from settled cash flow hedges included in net income	(19)	0

Comprehensive income including noncontrolling interests	12,136	6,598
Comprehensive income attributable to noncontrolling interests	319	374

Comprehensive income attributable to ExxonMobil	$11,817	$6,224

4.	Earnings Per Share

	Three Months Ended March 31,
	2011	2010
EARNINGS PER COMMON SHARE
Net income attributable to ExxonMobil (millions of dollars)	$10,650	$6,300

Weighted average number of common shares outstanding (millions of shares)	4,963	4,722

Earnings per common share (dollars)	$2.14	$1.33

EARNINGS PER COMMON SHARE - ASSUMING DILUTION
Net income attributable to ExxonMobil (millions of dollars)	$10,650	$6,300

Weighted average number of common shares outstanding (millions of shares)	4,963	4,722
Effect of employee stock-based awards	8	14

Weighted average number of common shares outstanding - assuming dilution	4,971	4,736

Earnings per common share - assuming dilution (dollars)	$2.14	$1.33

5.	Pension and Other Postretirement Benefits

	Three Months Ended March 31,
	2011	2010
	(millions of dollars)
Pension Benefits - U.S.
Components of net benefit cost
Service cost	$125	$110
Interest cost	198	199
Expected return on plan assets	(192)	(181)
Amortization of actuarial loss/(gain) and prior service cost	123	131
Net pension enhancement and curtailment/settlement cost	101	127

Net benefit cost	$355	$386

Pension Benefits - Non-U.S.
Components of net benefit cost
Service cost	$139	$123
Interest cost	316	296
Expected return on plan assets	(290)	(252)
Amortization of actuarial loss/(gain) and prior service cost	184	165
Net pension enhancement and curtailment/settlement cost	0	1

Net benefit cost	$349	$333

Other Postretirement Benefits
Components of net benefit cost
Service cost	$26	$24
Interest cost	103	103
Expected return on plan assets	(10)	(9)
Amortization of actuarial loss/(gain) and prior service cost	57	62

Net benefit cost	$176	$180

6.	Financial and Derivative Instruments

Financial Instruments. The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. The estimated fair value of total long-term debt, including capitalized lease obligations, was $12.8 billion at March 31, 2011, and $12.8 billion at December 31, 2010, as compared to recorded book values of $12.3 billion at March 31, 2011, and $12.2 billion at December 31, 2010. The fair value hierarchy for long-term debt is primarily Level 1 (quoted prices for identical assets in active markets).

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

The estimated fair value of derivative instruments outstanding and recorded on the balance sheet was a net asset of $168 million and $172 million at March 31, 2011, and at year-end 2010, respectively. This is the amount that the Corporation would have received from third parties if these derivatives had been settled in the open market. Assets and liabilities associated with derivatives are predominantly recorded either in “Other current assets” or “Accounts payable and accrued liabilities”. The March 31, 2011, net asset balance includes the Corporation’s outstanding cash flow hedge position, acquired as a result of the June 2010 XTO merger, of $164 million. As the current cash flow hedge positions settle, these programs will be discontinued.

The fair value hierarchy for derivative instruments is primarily Level 2 (either market prices for similar assets in active markets or prices quoted by a broker or other market-corroborated prices).

The Corporation recognized a before-tax gain related to derivative instruments of $20 million during the three month period ended March 31, 2011, and $2 million during the three month period ended March 31, 2010. Income statement effects associated with derivatives are recorded either in “Sales and other operating revenue” or “Crude oil and product purchases”. Of the amount stated above for 2011, cash flow hedges resulted in a before-tax gain of $33 million. The ineffective portion of derivatives designated as hedges is de minimis.

The principal natural gas futures contracts and swap agreements acquired as part of the XTO merger that are in place as of March 31, 2011, will expire at the end of 2011. The associated volume of natural gas is 250 mcfd at a weighted average NYMEX price of $7.02 per thousand cubic feet. These derivative contracts qualify for cash flow hedge accounting. The Corporation will receive the cash flow related to these derivative contracts at the price indicated above. However, the amount of the income statement gain or loss realized from these contracts will be limited to the change in fair value of the derivative instruments from the acquisition date of XTO.

The Corporation believes that there are no material market or credit risks to the Corporation’s financial position, results of operations or liquidity as a result of the derivative activities described above.

7.	Disclosures about Segments and Related Information

	Three Months Ended March 31,
	2011	2010
	(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	$1,279	$1,091
Non-U.S.	7,396	4,723
Downstream
United States	694	(60)
Non-U.S.	405	97
Chemical
United States	669	539
Non-U.S.	847	710
All other	(640)	(800)

Corporate total	$10,650	$6,300

SALES AND OTHER OPERATING REVENUE (1)
Upstream
United States	$3,286	$1,266
Non-U.S.	8,878	6,308
Downstream
United States	27,537	21,813
Non-U.S.	59,191	48,857
Chemical
United States	3,647	3,397
Non-U.S.	6,708	5,393
All other	4	3

Corporate total	$109,251	$87,037

(1) Includes sales-based taxes

INTERSEGMENT REVENUE
Upstream
United States	$2,359	$2,142
Non-U.S.	12,305	9,552
Downstream
United States	4,530	3,384
Non-U.S.	16,501	12,957
Chemical
United States	2,816	2,308
Non-U.S.	2,450	2,037
All other	64	70

8.	Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the deferred interest debentures due 2012 ($2,457 million long-term at March 31, 2011) and the debt securities due 2011 ($13 million short-term) of SeaRiver Maritime Financial Holdings, Inc., a 100 percent owned subsidiary of Exxon Mobil Corporation.

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

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for three months ended March 31, 2011
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$4,247	$—	$105,004	$—	$109,251
Income from equity affiliates	11,154	(4)	3,795	(11,118)	3,827
Other income	30	—	896	—	926
Intercompany revenue	12,228	1	107,781	(120,010)	—

Total revenues and other income	27,659	(3)	217,476	(131,128)	114,004

Costs and other deductions
Crude oil and product purchases	14,106	—	163,771	(117,380)	60,497
Production and manufacturing expenses	1,877	—	8,989	(1,346)	9,520
Selling, general and administrative expenses	730	—	3,069	(172)	3,627
Depreciation and depletion	386	—	3,375	—	3,761
Exploration expenses, including dry holes	64	—	270	—	334
Interest expense	54	68	1,039	(1,132)	29
Sales-based taxes	—	—	7,916	—	7,916
Other taxes and duties	9	—	9,394	—	9,403

Total costs and other deductions	17,226	68	197,823	(120,030)	95,087

Income before income taxes	10,433	(71)	19,653	(11,098)	18,917
Income taxes	(217)	(25)	8,246	—	8,004

Net income including noncontrolling interests	10,650	(46)	11,407	(11,098)	10,913
Net income attributable to noncontrolling interests	—	—	263	—	263

Net income attributable to ExxonMobil	$10,650	$(46)	$11,144	$(11,098)	$10,650

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for three months ended March 31, 2010
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$3,933	$—	$83,104	$—	$87,037
Income from equity affiliates	6,212	—	2,514	(6,189)	2,537
Other income	62	—	615	—	677
Intercompany revenue	9,486	1	80,646	(90,133)	—

Total revenues and other income	19,693	1	166,879	(96,322)	90,251

Costs and other deductions
Crude oil and product purchases	9,800	—	124,635	(87,650)	46,785
Production and manufacturing expenses	1,937	—	7,804	(1,306)	8,435
Selling, general and administrative expenses	730	—	2,952	(168)	3,514
Depreciation and depletion	418	—	2,862	—	3,280
Exploration expenses, including dry holes	75	—	611	—	686
Interest expense	68	61	954	(1,028)	55
Sales-based taxes	—	—	6,815	—	6,815
Other taxes and duties	8	—	8,605	—	8,613

Total costs and other deductions	13,036	61	155,238	(90,152)	78,183

Income before income taxes	6,657	(60)	11,641	(6,170)	12,068
Income taxes	357	(23)	5,159	—	5,493

Net income including noncontrolling interests	6,300	(37)	6,482	(6,170)	6,575
Net income attributable to noncontrolling interests	—	—	275	—	275

Net income attributable to ExxonMobil	$6,300	$(37)	$6,207	$(6,170)	$6,300

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated balance sheet as of March 31, 2011
Cash and cash equivalents	$367	$—	$12,466	$—	$12,833
Cash and cash equivalents - restricted	225	—	176	—	401
Notes and accounts receivable - net	2,630	11	33,046	(541)	35,146
Inventories	1,712	—	14,550	—	16,262
Other current assets	403	—	6,977	—	7,380

Total current assets	5,337	11	67,215	(541)	72,022
Property, plant and equipment - net	18,983	—	184,743	—	203,726
Investments and other assets	266,465	454	474,943	(698,077)	43,785
Intercompany receivables	20,088	2,633	561,228	(583,949)	—

Total assets	$310,873	$3,098	$1,288,129	$(1,282,567)	$319,533

Notes and loan payables	$1,776	$13	$1,771	$—	$3,560
Accounts payable and accrued liabilities	3,263	—	54,437	—	57,700
Income taxes payable	—	—	12,857	(541)	12,316

Total current liabilities	5,039	13	69,065	(541)	73,576
Long-term debt	295	2,457	9,564	—	12,316
Postretirement benefits reserves	9,994	—	10,082	—	20,076
Deferred income tax liabilities	557	96	35,468	—	36,121
Other long-term obligations	4,756	—	15,157	—	19,913
Intercompany payables	138,752	382	444,815	(583,949)	—

Total liabilities	159,393	2,948	584,151	(584,490)	162,002

Earnings reinvested	307,361	(894)	143,400	(142,506)	307,361
Other ExxonMobil equity	(155,881)	1,044	554,527	(555,571)	(155,881)

ExxonMobil share of equity	151,480	150	697,927	(698,077)	151,480
Noncontrolling interests	—	—	6,051	—	6,051

Total equity	151,480	150	703,978	(698,077)	157,531

Total liabilities and equity	$310,873	$3,098	$1,288,129	$(1,282,567)	$319,533

Condensed consolidated balance sheet as of December 31, 2010
Cash and cash equivalents	$309	$—	$7,516	$—	$7,825
Cash and cash equivalents - restricted	371	—	257	—	628
Notes and accounts receivable - net	2,104	—	30,346	(166)	32,284
Inventories	1,457	—	11,519	—	12,976
Other current assets	239	—	5,032	—	5,271

Total current assets	4,480	—	54,670	(166)	58,984
Property, plant and equipment - net	18,830	—	180,718	—	199,548
Investments and other assets	255,005	458	462,893	(674,378)	43,978
Intercompany receivables	18,186	2,457	528,405	(549,048)	—

Total assets	$296,501	$2,915	$1,226,686	$(1,223,592)	$302,510

Notes and loan payables	$1,042	$13	$1,732	$—	$2,787
Accounts payable and accrued liabilities	2,987	—	47,047	—	50,034
Income taxes payable	—	3	9,975	(166)	9,812

Total current liabilities	4,029	16	58,754	(166)	62,633
Long-term debt	295	2,389	9,543	—	12,227
Postretirement benefits reserves	9,660	—	9,707	—	19,367
Deferred income tax liabilities	642	107	34,401	—	35,150
Other long-term obligations	5,632	—	14,822	—	20,454
Intercompany payables	129,404	382	419,262	(549,048)	—

Total liabilities	149,662	2,894	546,489	(549,214)	149,831

Earnings reinvested	298,899	(848)	132,357	(131,509)	298,899
Other ExxonMobil equity	(152,060)	869	542,000	(542,869)	(152,060)

ExxonMobil share of equity	146,839	21	674,357	(674,378)	146,839
Noncontrolling interests	—	—	5,840	—	5,840

Total equity	146,839	21	680,197	(674,378)	152,679

Total liabilities and equity	$296,501	$2,915	$1,226,686	$(1,223,592)	$302,510

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of cash flows for three months ended March 31, 2011
Cash provided by/(used in) operating activities	$(36)	$1	$16,992	$(101)	$16,856

Cash flows from investing activities
Additions to property, plant and equipment	(600)	—	(6,451)	—	(7,051)
Sales of long-term assets	39	—	1,302	—	1,341
Net intercompany investing	7,232	(176)	(7,457)	401	—
All other investing, net	146	—	211	—	357

Net cash provided by/(used in) investing activities	6,817	(176)	(12,395)	401	(5,353)

Cash flows from financing activities
Additions to long-term debt	—	—	98	—	98
Reductions in long-term debt	—	—	(29)	—	(29)
Additions/(reductions) in short-term debt - net	734	—	9	—	743
Cash dividends	(2,188)	—	(101)	101	(2,188)
Net ExxonMobil shares sold/(acquired)	(5,269)	—	—	—	(5,269)
Net intercompany financing activity	—	—	226	(226)	—
All other financing, net	—	175	(104)	(175)	(104)

Net cash provided by/(used in) financing activities	(6,723)	175	99	(300)	(6,749)

Effects of exchange rate changes on cash	—	—	254	—	254

Increase/(decrease) in cash and cash equivalents	$58	$—	$4,950	$—	$5,008

Condensed consolidated statement of cash flows for three months ended March 31, 2010
Cash provided by/(used in) operating activities	$1,253	$1	$11,898	$(106)	$13,046

Cash flows from investing activities
Additions to property, plant and equipment	(711)	—	(5,045)	—	(5,756)
Sales of long-term assets	58	—	366	—	424
Net intercompany investing	3,699	(151)	(3,901)	353	—
All other investing, net	—	—	165	—	165

Net cash provided by/(used in) investing activities	3,046	(151)	(8,415)	353	(5,167)

Cash flows from financing activities
Additions to long-term debt	—	—	27	—	27
Reductions in long-term debt	—	—	(3)	—	(3)
Additions/(reductions) in short-term debt - net	(30)	—	(91)	—	(121)
Cash dividends	(1,986)	—	(106)	106	(1,986)
Net ExxonMobil shares sold/(acquired)	(2,453)	—	—	—	(2,453)
Net intercompany financing activity	—	—	203	(203)	—
All other financing, net	—	150	(84)	(150)	(84)

Net cash provided by/(used in) financing activities	(4,469)	150	(54)	(247)	(4,620)

Effects of exchange rate changes on cash	—	—	(210)	—	(210)

Increase/(decrease) in cash and cash equivalents	$(170)	$—	$3,219	$—	$3,049

EXXON MOBIL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	First Three Months
Earnings (U.S. GAAP)	2011	2010
	(millions of dollars)
Upstream
United States	$1,279	$1,091
Non-U.S.	7,396	4,723
Downstream
United States	694	(60)
Non-U.S.	405	97
Chemical
United States	669	539
Non-U.S.	847	710
Corporate and financing	(640)	(800)

Net Income attributable to ExxonMobil (U.S. GAAP)	$10,650	$6,300

Earnings per common share (dollars)	$2.14	$1.33
Earnings per common share - assuming dilution (dollars)	$2.14	$1.33

References in this discussion to total corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the income statement. Unless otherwise indicated, references to earnings, special items, Upstream, Downstream, Chemical and Corporate and Financing segment earnings, and earnings per share are ExxonMobil’s share after excluding amounts attributable to noncontrolling interests.

REVIEW OF FIRST QUARTER 2011 RESULTS

ExxonMobil’s earnings reflect continued leadership in operational performance during a period of strong commodity prices. Earnings were $10.7 billion, up 69 percent from the first quarter of 2010, reflecting higher crude oil and natural gas realizations, increased refining margins and record Chemical performance.

In the first quarter, capital and exploration expenditures were $7.8 billion, up 14 percent from last year.

The Corporation returned over $7 billion to shareholders in the first quarter through dividends and share purchases to reduce shares outstanding.

	First Three Months
	2011	2010
	(millions of dollars)
Upstream earnings
United States	$1,279	$1,091
Non-U.S.	7,396	4,723

Total	$8,675	$5,814

Upstream earnings for the first three months were $8,675 million, up $2,861 million from the first quarter of 2010. Higher crude oil and natural gas realizations increased earnings by nearly $2.6 billion. Production mix and volume effects decreased earnings by $160 million, while asset management activity and lower expenses increased earnings by $470 million.

On an oil-equivalent basis, production increased over 10 percent from the first quarter of 2010. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, production was up 12 percent.

Liquids production totaled 2,399 kbd (thousands of barrels per day), down 15 kbd from the first quarter of 2010. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, liquids production was up 2 percent, as increased production in Qatar and the U.S. more than offset field decline.

First quarter natural gas production was 14,525 mcfd (millions of cubic feet per day), up 2,836 mcfd from 2010, driven by additional U.S. unconventional gas volumes and project ramp-ups in Qatar.

Earnings from U.S. Upstream operations were $1,279 million, $188 million higher than the first quarter of 2010. Non-U.S. Upstream earnings were $7,396 million, up $2,673 million from last year.

	First Three Months
	2011	2010
	(millions of dollars)
Downstream earnings
United States	$694	$(60)
Non-U.S.	405	97

Total	$1,099	$37

First quarter Downstream earnings of $1,099 million were up $1,062 million from the first quarter of 2010. Higher industry refining margins, partly offset by lower marketing margins, increased earnings by $470 million. Positive volume and mix effects increased earnings by $350 million, while all other items, mainly favorable foreign exchange impacts, increased earnings by $240 million. Petroleum product sales of 6,267 kbd were 72 kbd higher than last year’s first quarter.

Earnings from the U.S. Downstream were $694 million, up $754 million from the first quarter of 2010. Non-U.S. Downstream earnings of $405 million were $308 million higher than last year.

	First Three Months
	2011	2010
	(millions of dollars)
Chemical earnings
United States	$669	$539
Non-U.S.	847	710

Total	$1,516	$1,249

Record Chemical earnings of $1,516 million for the first three months were $267 million higher than 2010. Improved margins increased earnings by $470 million, while other items, including the absence of asset management gains from 2010, decreased earnings by $200 million. First quarter prime product sales of 6,322 kt (thousands of metric tons) were 166 kt lower than the prior year.

	First Three Months
	2011	2010
	(millions of dollars)
Corporate and financing earnings	$(640)	$(800)

Corporate and financing expenses were $640 million during the first quarter of 2011, down $160 million from the first quarter of 2010 due to the absence of last year’s tax charge related to the U.S. health care legislation.

LIQUIDITY AND CAPITAL RESOURCES

	First Three Months
	2011	2010
	(millions of dollars)
Net cash provided by/(used in)
Operating activities	$16,856	$13,046
Investing activities	(5,353)	(5,167)
Financing activities	(6,749)	(4,620)
Effect of exchange rate changes	254	(210)

Increase/(decrease) in cash and cash equivalents	$5,008	$3,049

Cash and cash equivalents (at end of period)	$12,833	$13,742
Cash and cash equivalents - restricted (at end of period)	401	0

Total cash and cash equivalents (at end of period)	$13,234	$13,742

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	$16,856	$13,046
Sales of subsidiaries, investments and property, plant and equipment	1,341	424

Cash flow from operations and asset sales	$18,197	$13,470

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider asset sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities.

Total cash and cash equivalents of $13.2 billion at the end of the first quarter of 2011 compared to $13.7 billion at the end of the first quarter of 2010.

Cash provided by operating activities totaled $16.9 billion for the first three months of 2011, $3.8 billion higher than 2010. The major source of funds was net income including noncontrolling interests of $10.9 billion, adjusted for the noncash provision of $3.8 billion for depreciation and depletion, both of which increased. Changes in operational working capital added to cash flows in both periods. For additional details, see the Condensed Consolidated Statement of Cash Flows on page 5.

Investing activities for the first three months of 2011 used net cash of $5.4 billion compared to $5.2 billion in the prior year. Spending for additions to property, plant and equipment increased $1.3 billion to $7.1 billion. Proceeds from asset sales increased $0.9 billion to $1.3 billion.

Cash flow from operations and asset sales for the first three months of 2011 of $18.2 billion, including asset sales of $1.3 billion, increased $4.7 billion from the comparable 2010 period.

Net cash used in financing activities of $6.7 billion in the first three months of 2011 was $2.1 billion higher than 2010, mostly reflecting a higher level of purchases of shares of ExxonMobil stock.

During the first quarter of 2011, Exxon Mobil Corporation purchased 69 million shares of its common stock for the treasury at a gross cost of $5.7 billion. These purchases included $5 billion to reduce the number of shares outstanding, with the balance used to offset shares issued in conjunction with the company’s benefit plans and programs. Shares outstanding decreased from 4,979 million at the end of the fourth quarter 2010 to 4,926 million at the end of the first quarter 2011. Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed to shareholders a total of $7.2 billion in the first quarter of 2011 through dividends and share purchases to reduce shares outstanding.

Total debt of $15.9 billion at March 31, 2011, compared to $15.0 billion at year-end 2010. The Corporation’s debt to total capital ratio was 9.2 percent at the end of the first quarter of 2011 compared to 9.0 percent at year-end 2010.

Although the Corporation issues long-term debt from time to time and maintains a revolving commercial paper program, internally generated funds are expected to cover the majority of its net near-term financial requirements.

The Corporation, as part of its ongoing asset management program, continues to evaluate its mix of assets for potential upgrade. Because of the ongoing nature of this program, dispositions will continue to be made from time to time which will result in either gains or losses. Additionally, the Corporation continues to evaluate opportunities to enhance its business portfolio through acquisitions of assets or companies, and enters into such transactions from time to time. Key criteria for evaluating acquisitions include potential for future growth and attractive current valuations. Acquisitions may be made with cash, shares of the Corporation’s common stock, or both.

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

TAXES

	First Three Months
	2011	2010
	(millions of dollars)
Income taxes	$8,004	$5,493
Effective income tax rate	47%	50%
Sales-based taxes	7,916	6,815
All other taxes and duties	10,316	9,349

Total	$26,236	$21,657

Income, sales-based and all other taxes and duties for the first quarter of 2011 of $26.2 billion were higher than 2010. In the first quarter of 2011, income tax expense increased to $8.0 billion reflecting the higher level of earnings, and the effective income tax rate was 47 percent, compared to $5.5 billion and 50 percent, respectively, in the prior year period. Sales-based taxes and all other taxes and duties increased in 2011 reflecting higher prices.

CAPITAL AND EXPLORATION EXPENDITURES

	First Three Months
	2011	2010
	(millions of dollars)
Upstream (including exploration expenses)	$6,900	$5,546
Downstream	450	674
Chemical	449	614
Other	22	43

Total	$7,821	$6,877

In the first quarter of 2011, capital and exploration expenditures were $7.8 billion, up 14 percent from last year, as ExxonMobil continues with plans to invest between $33 billion and $37 billion per year over the next several years to develop new energy supplies to meet future demand growth. Actual spending could vary depending on the progress of individual projects.

FORWARD-LOOKING STATEMENTS

Statements in this report relating to future plans, projections, events or conditions are forward-looking statements. Actual results, including project plans, costs, timing, and capacities; capital and exploration expenditures; and share purchase levels, could differ materially due to factors including: changes in long-term oil or gas prices or other market or economic conditions affecting the oil and gas industry; unforeseen technical difficulties; political events or disturbances; reservoir performance; the outcome of commercial negotiations; wars and acts of terrorism or sabotage; changes in technical or operating conditions; and other factors discussed under the heading “Factors Affecting Future Results” in the “Investors” section of our website and in Item 1A of ExxonMobil’s 2010 Form 10-K. We assume no duty to update these statements as of any future date.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2011, does not differ materially from that discussed under Item 7A of the registrant’s Annual Report on Form 10-K for 2010.

Item 4.	Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of March 31, 2011. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Regarding a matter reported in the Corporation’s Form 10-Q for the first quarter of 2007, on January 11, 2011, Exxon Mobil Corporation settled a suit brought in September 2000 by The State of New York in Albany County, New York, against a number of parties, including ExxonMobil, relating to an alleged discharge of petroleum in Baldwin, New York, at a former Mobil-branded service station and a service station owned/operated by an unrelated party. The suit (captioned State of New York v. Task Oil Corp., Exxon Mobil Corp., et al.) alleged that discharges from each service station had commingled and contaminated the soil and groundwater in the vicinity of the service stations. To resolve the matter with ExxonMobil, the New York State Department of Environmental Conservation issued a general release in favor of ExxonMobil in exchange for a payment of $730,000 by ExxonMobil for all State costs and interest. There was no penalty assessed in this matter against ExxonMobil.

As reported in the Corporation’s Form 10-K for 2010, the New York State Attorney General, Exxon Mobil Corporation and ExxonMobil Oil Corporation have agreed to enter into a Consent Decree to resolve issues relating to alleged contamination at ExxonMobil’s former Brooklyn, New York, terminal and refinery at issue in a lawsuit brought on July 17, 2007, in the U.S. District Court for the Eastern District of New York. The Consent Decree required ExxonMobil to undertake actions to investigate and remediate certain environmental conditions at the Brooklyn terminal and refinery, pay $19.5 million to fund Environmental Benefit Projects to benefit the Greenpoint Community; pay a civil penalty of $250,000; pay $250,000 for Natural Resources Damages Restoration Projects; pay past costs of the State for oversight of, investigation and remedial activities in the amount of $1.5 million and pay future State oversight costs, up to $3.5 million. On March 2, 2011, the Court approved the Consent Decree.

As reported in the Corporation’s 2010 Form 10-K, on February 17, 2011, the United States District Court for the District of New Jersey granted defendants’ motion to dismiss a purported shareholder lawsuit captioned Resnik v. Boskin et al., filed in 2009, alleging direct and derivative claims against the Corporation’s directors serving at the time, the “named executive officers” listed in the Corporation’s 2009 Proxy Statement (as defined in Securities and Exchange Commission regulations) and Exxon Mobil Corporation. The court found fatal flaws in the plaintiff’s three causes of action. On March 21, 2011, the court entered a final order dismissing the plaintiff’s amended complaint with prejudice. Plaintiff’s counsel has advised that the plaintiff does not plan to appeal the dismissal of the case.

Refer to the relevant portions of note 2 on pages 7 and 8 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended March 31, 2011

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs
January, 2011	23,616,900	$77.17	23,616,900

February, 2011	20,684,993	$84.02	20,684,993

March, 2011	25,124,067	$83.29	25,124,067

Total	69,425,960	$81.42	69,425,960	(See Note 1)

Note 1 —	On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding. The announcement did not specify an amount or expiration date. The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases. In its most recent earnings release dated April 28, 2011, the Corporation stated that second quarter 2011 share purchases to reduce shares outstanding are anticipated to equal $5 billion. Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

Item 6.	Exhibits

Exhibit	Description

3(ii)	By-laws, as revised to April 27, 2011 (incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed on April 29, 2011).

31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.

31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.

31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.

32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.

32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.

32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.

101	Interactive Data Files.

EXXON MOBIL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION

Date: May 5, 2011	By:	/s/ Patrick T. Mulva
		Name: Title:	Patrick T. Mulva Vice President, Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit	Description

3(ii)	By-laws, as revised to April 27, 2011 (incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed on April 29, 2011).

31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.

31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.

31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.

32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.

32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.

32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.

101	Interactive Data Files.