Form 10-Q
period 2011-06-30
EXXON MOBIL CORP
filed 2011-08-04
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2011
Common stock, without par value	4,862,114,833

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES AND OTHER INCOME
Sales and other operating revenue (1)	$121,394	$89,693	$230,645	$176,730
Income from equity affiliates	3,720	2,244	7,547	4,781
Other income	372	549	1,298	1,226

Total revenues and other income	125,486	92,486	239,490	182,737

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases	69,447	48,469	129,944	95,254
Production and manufacturing expenses	10,322	8,376	19,842	16,811
Selling, general and administrative expenses	3,681	3,607	7,308	7,121
Depreciation and depletion	3,881	3,366	7,642	6,646
Exploration expenses, including dry holes	592	407	926	1,093
Interest expense	45	40	74	95
Sales-based taxes (1)	8,613	6,946	16,529	13,761
Other taxes and duties	10,286	8,569	19,689	17,182

Total costs and other deductions	106,867	79,780	201,954	157,963

Income before income taxes	18,619	12,706	37,536	24,774
Income taxes	7,721	4,960	15,725	10,453

Net income including noncontrolling interests	10,898	7,746	21,811	14,321
Net income attributable to noncontrolling interests	218	186	481	461

Net income attributable to ExxonMobil	$10,680	$7,560	$21,330	$13,860

Earnings per common share (dollars)	$2.19	$1.61	$4.33	$2.94

Earnings per common share - assuming dilution (dollars)	$2.18	$1.60	$4.32	$2.93

Dividends per common share (dollars)	$0.47	$0.44	$0.91	$0.86

(1) Sales-based taxes included in sales and other operating revenue	$8,613	$6,946	$16,529	$13,761

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)

	June 30, 2011	Dec. 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$8,287	$7,825
Cash and cash equivalents – restricted	246	628
Marketable securities	1,754	2
Notes and accounts receivable – net	35,331	32,284
Inventories
Crude oil, products and merchandise	15,762	9,852
Materials and supplies	3,286	3,124
Other current assets	7,639	5,269

Total current assets	72,305	58,984
Investments, advances and long-term receivables	35,241	35,338
Property, plant and equipment – net	209,807	199,548
Other assets, including intangibles, net	8,851	8,640

Total assets	$326,204	$302,510

LIABILITIES
Current liabilities
Notes and loans payable	$4,365	$2,787
Accounts payable and accrued liabilities	57,853	50,034
Income taxes payable	12,315	9,812

Total current liabilities	74,533	62,633
Long-term debt	12,123	12,227
Postretirement benefits reserves	20,257	19,367
Deferred income tax liabilities	37,193	35,150
Other long-term obligations	20,263	20,454

Total liabilities	164,369	149,831

Commitments and contingencies (note 2)

EQUITY
Common stock, without par value:
Authorized: 9,000 million shares
Issued: 8,019 million shares	9,352	9,371
Earnings reinvested	315,733	298,899
Accumulated other comprehensive income
Cumulative foreign exchange translation adjustment	6,950	5,011
Postretirement benefits reserves adjustment	(9,781)	(9,889)
Unrealized gain/(loss) on cash flow hedges	32	55
Common stock held in treasury:
3,157 million shares at June 30, 2011	(166,735)
3,040 million shares at December 31, 2010		(156,608)

ExxonMobil share of equity	155,551	146,839
Noncontrolling interests	6,284	5,840

Total equity	161,835	152,679

Total liabilities and equity	$326,204	$302,510

The number of shares of common stock issued and outstanding at June 30, 2011 and December 31, 2010 were 4,862,114,833 and 4,978,538,898, respectively.

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$21,811	$14,321
Depreciation and depletion	7,642	6,646
Changes in operational working capital, excluding cash and debt	1,078	2,068
All other items – net	(786)	(754)

Net cash provided by operating activities	29,745	22,281

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(14,863)	(11,400)
Sales of subsidiaries, investments, and property, plant and equipment	2,838	852
Additional investments and advances	(2,949)	(302)
Additions to marketable securities	(1,754)	(4)
Other investing activities – net	871	609

Net cash used in investing activities	(15,857)	(10,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	249	33
Reductions in long-term debt	(43)	(16)
Additions/(reductions) in short-term debt – net	1,182	(697)
Cash dividends to ExxonMobil shareholders	(4,496)	(4,052)
Cash dividends to noncontrolling interests	(152)	(139)
Changes in noncontrolling interests	(12)	(2)
Tax benefits related to stock-based awards	171	28
Common stock acquired	(11,165)	(4,063)
Common stock sold	452	111

Net cash used in financing activities	(13,814)	(8,797)

Effects of exchange rate changes on cash	388	(680)

Increase/(decrease) in cash and cash equivalents	462	2,559
Cash and cash equivalents at beginning of period	7,825	10,693

Cash and cash equivalents at end of period	$8,287	$13,252

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$13,547	$9,487
Cash interest paid	$262	$294

NON-CASH TRANSACTIONS

The Corporation acquired all the outstanding equity of XTO Energy Inc. in an all-stock transaction valued at $24,659 million in 2010.

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(millions of dollars)

	ExxonMobil Share of Equity
	Common Stock	Earnings Reinvested	Accumulated Other Compre- hensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2009	$5,503	$276,937	$(5,461)	$(166,410)	$110,569	$4,823	$115,392
Amortization of stock-based awards	365				365		365
Tax benefits related to stock - based awards	10				10		10
Other	(396)				(396)	12	(384)

Net income for the period		13,860			13,860	461	14,321
Dividends - common shares		(4,052)			(4,052)	(139)	(4,191)

Foreign exchange translation adjustment			(2,351)		(2,351)	(13)	(2,364)
Postretirement benefits reserves adjustment			363		363	27	390
Amortization of postretirement benefits reserves adjustment included in periodic benefit costs			614		614	26	640
Change in fair value of cash flow hedges			80		80		80

Acquisitions at cost				(4,063)	(4,063)	(2)	(4,065)
Issued for XTO merger	3,520			21,139	24,659		24,659
Other dispositions				514	514		514

Balance as of June 30, 2010	$9,002	$286,745	$(6,755)	$(148,820)	$140,172	$5,195	$145,367

Balance as of December 31, 2010	$9,371	$298,899	$(4,823)	$(156,608)	$146,839	$5,840	$152,679
Amortization of stock-based awards	383				383		383
Tax benefits related to stock-based awards	133				133		133
Other	(535)				(535)	(4)	(539)

Net income for the period		21,330			21,330	481	21,811
Dividends - common shares		(4,496)			(4,496)	(152)	(4,648)

Foreign exchange translation adjustment			1,939		1,939	173	2,112
Postretirement benefits reserves adjustment			(492)		(492)	(73)	(565)
Amortization of postretirement benefits reserves adjustment included in periodic benefit costs			600		600	31	631
Change in fair value of cash flow hedges			10		10		10
Realized (gain)/loss from settled cash flow hedges included in net income			(33)		(33)		(33)

Acquisitions at cost				(11,165)	(11,165)	(12)	(11,177)
Dispositions				1,038	1,038		1,038

Balance as of June 30, 2011	$9,352	$315,733	$(2,799)	$(166,735)	$155,551	$6,284	$161,835

	Six Months Ended June 30, 2011				Six Months Ended June 30, 2010
Common Stock Share Activity	Issued	Held in Treasury	Outstanding		Issued	Held in Treasury	Outstanding
	(millions of shares)				(millions of shares)
Balance as of December 31	8,019	(3,040)	4,979		8,019	(3,292)	4,727
Acquisitions		(136)	(136)			(61)	(61)
Issued for XTO merger						416	416
Other dispositions		19	19			10	10

Balance as of June 30	8,019	(3,157)	4,862		8,019	(2,927)	5,092

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

On June 30, 2011, a state district court jury in Baltimore County, Maryland returned a verdict against Exxon Mobil Corporation in Allison, et al v. Exxon Mobil Corporation, a case involving an accidental 26,000 gallon gasoline leak at a suburban Baltimore service station. The verdict included approximately $497 million in compensatory damages and approximately $1.0 billion in punitive damages in a finding that ExxonMobil fraudulently misled the plaintiff-residents about the events leading up to the leak, the leak’s discovery, and the nature and extent of any groundwater contamination. ExxonMobil believes the verdict is not justified by the evidence and that the amount of the award is grossly excessive and unconstitutional. ExxonMobil’s post trial motion to overturn the punitive damages verdict is pending before the trial court. In the event ExxonMobil is not granted relief from the verdict, it will appeal the decision following entry of final judgment. In a prior trial involving the same leak, the jury awarded plaintiff-residents compensatory damages but decided against punitive damages. That case is on appeal. The ultimate outcome of this litigation is not expected to have a material adverse effect upon the Corporation’s operations, financial condition, or financial statements taken as a whole.

Other Contingencies

	As of June 30, 2011
	Equity Company Obligations	Other Third Party Obligations	Total
	(millions of dollars)
Total guarantees	$6,433	$3,185	$9,618

The Corporation and certain of its consolidated subsidiaries were contingently liable at June 30, 2011, for $9,618 million, primarily relating to guarantees for notes, loans and performance under contracts. Included in this amount were guarantees by consolidated affiliates of $6,433 million, representing ExxonMobil’s share of obligations of certain equity companies. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation’s outstanding unconditional purchase obligations at June 30, 2011, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

3.	Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(millions of dollars)
Net income including noncontrolling interests	$10,898	$7,746	$21,811	$14,321
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	778	(1,847)	2,112	(2,364)
Postretirement benefits reserves adjustment (excluding amortization)	(160)	178	(565)	390
Amortization of postretirement benefits reserves adjustment included in net periodic benefit costs	321	312	631	640
Change in fair value of cash flow hedges	7	80	10	80
Realized (gain)/loss from settled cash flow hedges included in net income	(14)	0	(33)	0

Comprehensive income including noncontrolling interests	11,830	6,469	23,966	13,067
Comprehensive income attributable to noncontrolling interests	293	127	612	501

Comprehensive income attributable to ExxonMobil	$11,537	$6,342	$23,354	$12,566

4.	Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Earnings per common share
Net income attributable to ExxonMobil (millions of dollars)	$10,680	$7,560	$21,330	$13,860

Weighted average number of common shares outstanding (millions of shares)	4,906	4,716	4,934	4,720

Earnings per common share (dollars)	$2.19	$1.61	$4.33	$2.94

Earnings per common share—assuming dilution
Net income attributable to ExxonMobil (millions of dollars)	$10,680	$7,560	$21,330	$13,860

Weighted average number of common shares outstanding (millions of shares)	4,906	4,716	4,934	4,720
Effect of employee stock-based awards	6	13	7	13

Weighted average number of common shares outstanding - assuming dilution	4,912	4,729	4,941	4,733

Earnings per common share - assuming dilution (dollars)	$2.18	$1.60	$4.32	$2.93

5.	Pension and Other Postretirement Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(millions of dollars)
Pension Benefits - U.S.
Components of net benefit cost
Service cost	$124	$114	$249	$224
Interest cost	198	200	396	399
Expected return on plan assets	(193)	(182)	(385)	(363)
Amortization of actuarial loss/(gain) and prior service cost	124	133	247	264
Net pension enhancement and curtailment/settlement cost	101	126	202	253

Net benefit cost	$354	$391	$709	$777

Pension Benefits - Non-U.S.
Components of net benefit cost
Service cost	$146	$113	$285	$236
Interest cost	323	283	639	579
Expected return on plan assets	(296)	(242)	(586)	(494)
Amortization of actuarial loss/(gain) and prior service cost	193	160	377	325
Net pension enhancement and curtailment/settlement cost	0	0	0	1

Net benefit cost	$366	$314	$715	$647

Other Postretirement Benefits
Components of net benefit cost
Service cost	$38	$28	$64	$52
Interest cost	101	108	204	211
Expected return on plan assets	(12)	(11)	(22)	(20)
Amortization of actuarial loss/(gain) and prior service cost	49	46	106	108

Net benefit cost	$176	$171	$352	$351

6.	Financial and Derivative Instruments

Financial Instruments. The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. The estimated fair value of total long-term debt, including capitalized lease obligations, was $12.6 billion at June 30, 2011, and $12.8 billion at December 31, 2010, as compared to recorded book values of $12.1 billion at June 30, 2011, and $12.2 billion at December 31, 2010. The fair value hierarchy for long-term debt is primarily Level 1 (quoted prices for identical assets in active markets).

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

The estimated fair value of derivative instruments outstanding and recorded on the balance sheet was a net asset of $155 million and $172 million at June 30, 2011, and at December 31, 2010, respectively. This is the amount that the Corporation would have received from third parties if these derivatives had been settled in the open market. Assets and liabilities associated with derivatives are predominantly recorded either in “Other current assets” or “Accounts payable and accrued liabilities”. The June 30, 2011, net asset balance includes the Corporation’s outstanding cash flow hedge position, acquired as a result of the June 2010 XTO merger, of $114 million. As the current cash flow hedge positions settle, these programs will be discontinued. The fair value hierarchy for derivative instruments is primarily Level 2 (either market prices for similar assets in active markets or prices quoted by a broker or other market-corroborated prices).

The Corporation recognized a before-tax gain related to derivative instruments of $39 million and $59 million during the three month and six month periods ended June 30, 2011, and $24 million and $33 million during the three month and six month periods ended June 30, 2010. Income statement effects associated with derivatives are recorded either in “Sales and other operating revenue” or “Crude oil and product purchases”. Of the amount stated above for the six month period ended June 30, 2011, cash flow hedges resulted in a before-tax gain of $56 million. The ineffective portion of derivatives designated as hedges is de minimis.

The principal natural gas futures contracts and swap agreements acquired as part of the XTO merger that are in place as of June 30, 2011, will expire at the end of 2011. The associated volume of natural gas is 250 mcfd at a weighted average NYMEX price of $7.02 per thousand cubic feet. These derivative contracts qualify for cash flow hedge accounting. The Corporation will receive the cash flow related to these derivative contracts at the price indicated above. However, the amount of the income statement gain or loss realized from these contracts will be limited to the change in fair value of the derivative instruments from the acquisition date of XTO.

The Corporation believes that there are no material market or credit risks to the Corporation’s financial position, results of operations or liquidity as a result of the derivative activities described above.

7.	Disclosures about Segments and Related Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	$1,449	$865	$2,728	$1,956
Non-U.S.	7,092	4,471	14,488	9,194
Downstream
United States	734	440	1,428	380
Non-U.S.	622	780	1,027	877
Chemical
United States	625	685	1,294	1,224
Non-U.S.	696	683	1,543	1,393
All other	(538)	(364)	(1,178)	(1,164)

Corporate total	$10,680	$7,560	$21,330	$13,860

SALES AND OTHER OPERATING REVENUE (1)
Upstream
United States	$3,629	$1,081	$6,915	$2,347
Non-U.S.	8,705	5,950	17,583	12,258
Downstream
United States	32,038	23,700	59,575	45,513
Non-U.S.	65,960	49,883	125,151	98,740
Chemical
United States	4,129	3,425	7,776	6,822
Non-U.S.	6,926	5,649	13,634	11,042
All other	7	5	11	8

Corporate total	$121,394	$89,693	$230,645	$176,730

(1) Includes sales-based taxes

INTERSEGMENT REVENUE
Upstream
United States	$2,598	$1,944	$4,957	$4,088
Non-U.S.	12,873	9,314	25,178	18,866
Downstream
United States	5,115	3,650	9,645	7,034
Non-U.S.	19,632	12,254	36,133	25,211
Chemical
United States	3,502	2,614	6,318	4,922
Non-U.S.	2,685	2,117	5,135	4,154
All other	62	68	126	138

8.	Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the deferred interest debentures due 2012 ($2,525 million long-term at June 30, 2011) and the debt securities due 2011 ($13 million short-term) of SeaRiver Maritime Financial Holdings, Inc., a 100-percent-owned subsidiary of Exxon Mobil Corporation.

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

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for three months ended June 30, 2011
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$4,811	$—	$116,583	$—	$121,394
Income from equity affiliates	9,169	(9)	3,697	(9,137)	3,720
Other income	26	—	346	—	372
Intercompany revenue	14,473	1	116,608	(131,082)	—

Total revenues and other income	28,479	(8)	237,234	(140,219)	125,486

Costs and other deductions
Crude oil and product purchases	13,577	—	184,103	(128,233)	69,447
Production and manufacturing expenses	2,003	—	9,745	(1,426)	10,322
Selling, general and administrative expenses	707	—	3,154	(180)	3,681
Depreciation and depletion	425	—	3,456	—	3,881
Exploration expenses, including dry holes	47	—	545	—	592
Interest expense	87	69	1,151	(1,262)	45
Sales-based taxes	—	—	8,613	—	8,613
Other taxes and duties	11	—	10,275	—	10,286

Total costs and other deductions	16,857	69	221,042	(131,101)	106,867

Income before income taxes	11,622	(77)	16,192	(9,118)	18,619
Income taxes	942	(26)	6,805	—	7,721

Net income including noncontrolling interests	10,680	(51)	9,387	(9,118)	10,898
Net income attributable to noncontrolling interests	—	—	218	—	218

Net income attributable to ExxonMobil	$10,680	$(51)	$9,169	$(9,118)	$10,680

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for three months ended June 30, 2010
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$3,854	$—	$85,839	$—	$89,693
Income from equity affiliates	7,375	—	2,215	(7,346)	2,244
Other income	235	—	314	—	549
Intercompany revenue	9,600	1	80,955	(90,556)	—

Total revenues and other income	21,064	1	169,323	(97,902)	92,486

Costs and other deductions
Crude oil and product purchases	10,541	—	125,956	(88,028)	48,469
Production and manufacturing expenses	1,832	—	7,849	(1,305)	8,376
Selling, general and administrative expenses	736	—	3,049	(178)	3,607
Depreciation and depletion	440	—	2,926	—	3,366
Exploration expenses, including dry holes	53	—	354	—	407
Interest expense	64	62	975	(1,061)	40
Sales-based taxes	—	—	6,946	—	6,946
Other taxes and duties	7	—	8,562	—	8,569

Total costs and other deductions	13,673	62	156,617	(90,572)	79,780

Income before income taxes	7,391	(61)	12,706	(7,330)	12,706
Income taxes	(169)	(22)	5,151	—	4,960

Net income including noncontrolling interests	7,560	(39)	7,555	(7,330)	7,746
Net income attributable to noncontrolling interests	—	—	186	—	186

Net income attributable to ExxonMobil	$7,560	$(39)	$7,369	$(7,330)	$7,560

Condensed consolidated statement of income for six months ended June 30, 2011
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$9,058	$—	$221,587	$—	$230,645
Income from equity affiliates	20,323	(13)	7,492	(20,255)	7,547
Other income	56	—	1,242	—	1,298
Intercompany revenue	26,701	2	224,389	(251,092)	—

Total revenues and other income	56,138	(11)	454,710	(271,347)	239,490

Costs and other deductions
Crude oil and product purchases	27,683	—	347,874	(245,613)	129,944
Production and manufacturing expenses	3,880	—	18,734	(2,772)	19,842
Selling, general and administrative expenses	1,437	—	6,223	(352)	7,308
Depreciation and depletion	811	—	6,831	—	7,642
Exploration expenses, including dry holes	111	—	815	—	926
Interest expense	141	137	2,190	(2,394)	74
Sales-based taxes	—	—	16,529	—	16,529
Other taxes and duties	20	—	19,669	—	19,689

Total costs and other deductions	34,083	137	418,865	(251,131)	201,954

Income before income taxes	22,055	(148)	35,845	(20,216)	37,536
Income taxes	725	(51)	15,051	—	15,725

Net income including noncontrolling interests	21,330	(97)	20,794	(20,216)	21,811
Net income attributable to noncontrolling interests	—	—	481	—	481

Net income attributable to ExxonMobil	$21,330	$(97)	$20,313	$(20,216)	$21,330

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for six months ended June 30, 2010
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$7,787	$—	$168,943	$—	$176,730
Income from equity affiliates	13,587	—	4,729	(13,535)	4,781
Other income	297	—	929	—	1,226
Intercompany revenue	19,086	2	161,601	(180,689)	—

Total revenues and other income	40,757	2	336,202	(194,224)	182,737

Costs and other deductions
Crude oil and product purchases	20,341	—	250,591	(175,678)	95,254
Production and manufacturing expenses	3,769	—	15,653	(2,611)	16,811
Selling, general and administrative expenses	1,466	—	6,001	(346)	7,121
Depreciation and depletion	858	—	5,788	—	6,646
Exploration expenses, including dry holes	128	—	965	—	1,093
Interest expense	132	123	1,929	(2,089)	95
Sales-based taxes	—	—	13,761	—	13,761
Other taxes and duties	15	—	17,167	—	17,182

Total costs and other deductions	26,709	123	311,855	(180,724)	157,963

Income before income taxes	14,048	(121)	24,347	(13,500)	24,774
Income taxes	188	(45)	10,310	—	10,453

Net income including noncontrolling interests	13,860	(76)	14,037	(13,500)	14,321
Net income attributable to noncontrolling interests	—	—	461	—	461

Net income attributable to ExxonMobil	$13,860	$(76)	$13,576	$(13,500)	$13,860

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated balance sheet as of June 30, 2011
Cash and cash equivalents	$644	$—	$7,643	$—	$8,287
Cash and cash equivalents - restricted	15	—	231	—	246
Marketable securities	—	—	1,754	—	1,754
Notes and accounts receivable - net	3,045	24	33,159	(897)	35,331
Inventories	2,057	—	16,991	—	19,048
Other current assets	393	—	7,246	—	7,639

Total current assets	6,154	24	67,024	(897)	72,305
Property, plant and equipment - net	19,241	—	190,566	—	209,807
Investments and other assets	277,635	445	480,710	(714,698)	44,092
Intercompany receivables	16,319	2,634	576,166	(595,119)	—

Total assets	$319,349	$3,103	$1,314,466	$(1,310,714)	$326,204

Notes and loans payable	$1,917	$13	$2,435	$—	$4,365
Accounts payable and accrued liabilities	3,250	—	54,603	—	57,853
Income taxes payable	—	—	13,212	(897)	12,315

Total current liabilities	5,167	13	70,250	(897)	74,533
Long-term debt	295	2,525	9,303	—	12,123
Postretirement benefits reserves	10,116	—	10,141	—	20,257
Deferred income tax liabilities	751	85	36,357	—	37,193
Other long-term obligations	4,675	—	15,588	—	20,263
Intercompany payables	142,794	382	451,943	(595,119)	—

Total liabilities	163,798	3,005	593,582	(596,016)	164,369

Earnings reinvested	315,733	(945)	152,098	(151,153)	315,733
Other ExxonMobil equity	(160,182)	1,043	562,502	(563,545)	(160,182)

ExxonMobil share of equity	155,551	98	714,600	(714,698)	155,551
Noncontrolling interests	—	—	6,284	—	6,284

Total equity	155,551	98	720,884	(714,698)	161,835

Total liabilities and equity	$319,349	$3,103	$1,314,466	$(1,310,714)	$326,204

Condensed consolidated balance sheet as of December 31, 2010
Cash and cash equivalents	$309	$—	$7,516	$—	$7,825
Cash and cash equivalents - restricted	371	—	257	—	628
Marketable securities	—	—	2	—	2
Notes and accounts receivable - net	2,104	—	30,346	(166)	32,284
Inventories	1,457	—	11,519	—	12,976
Other current assets	239	—	5,030	—	5,269

Total current assets	4,480	—	54,670	(166)	58,984
Property, plant and equipment - net	18,830	—	180,718	—	199,548
Investments and other assets	255,005	458	462,893	(674,378)	43,978
Intercompany receivables	18,186	2,457	528,405	(549,048)	—

Total assets	$296,501	$2,915	$1,226,686	$(1,223,592)	$302,510

Notes and loans payable	$1,042	$13	$1,732	$—	$2,787
Accounts payable and accrued liabilities	2,987	—	47,047	—	50,034
Income taxes payable	—	3	9,975	(166)	9,812

Total current liabilities	4,029	16	58,754	(166)	62,633
Long-term debt	295	2,389	9,543	—	12,227
Postretirement benefits reserves	9,660	—	9,707	—	19,367
Deferred income tax liabilities	642	107	34,401	—	35,150
Other long-term obligations	5,632	—	14,822	—	20,454
Intercompany payables	129,404	382	419,262	(549,048)	—

Total liabilities	149,662	2,894	546,489	(549,214)	149,831

Earnings reinvested	298,899	(848)	132,357	(131,509)	298,899
Other ExxonMobil equity	(152,060)	869	542,000	(542,869)	(152,060)

ExxonMobil share of equity	146,839	21	674,357	(674,378)	146,839
Noncontrolling interests	—	—	5,840	—	5,840

Total equity	146,839	21	680,197	(674,378)	152,679

Total liabilities and equity	$296,501	$2,915	$1,226,686	$(1,223,592)	$302,510

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of cash flows for six months ended June 30, 2011
Cash provided by/(used in) operating activities	$3,739	$2	$26,577	$(573)	$29,745

Cash flows from investing activities
Additions to property, plant and equipment	(1,337)	—	(13,526)	—	(14,863)
Sales of long-term assets	163	—	2,675	—	2,838
Net intercompany investing	13,258	(177)	(13,484)	403	—
All other investing, net	(1,323)	—	(2,509)	—	(3,832)

Net cash provided by/(used in) investing activities	10,761	(177)	(26,844)	403	(15,857)

Cash flows from financing activities
Additions to long-term debt	—	—	249	—	249
Reductions in long-term debt	—	—	(43)	—	(43)
Additions/(reductions) in short-term debt - net	873	—	309	—	1,182
Cash dividends	(4,496)	—	(572)	572	(4,496)
Net ExxonMobil shares sold/(acquired)	(10,713)	—	—	—	(10,713)
Net intercompany financing activity	—	—	227	(227)	—
All other financing, net	171	175	(164)	(175)	7

Net cash provided by/(used in) financing activities	(14,165)	175	6	170	(13,814)

Effects of exchange rate changes on cash	—	—	388	—	388

Increase/(decrease) in cash and cash equivalents	$335	$—	$127	$—	$462

Condensed consolidated statement of cash flows for six months ended June 30, 2010
Cash provided by/(used in) operating activities	$30,671	$1	$(3,039)	$(5,352)	$22,281

Cash flows from investing activities
Additions to property, plant and equipment	(1,234)	—	(10,166)	—	(11,400)
Sales of long-term assets	319	—	533	—	852
Net intercompany investing	(21,586)	(151)	21,383	354	—
All other investing, net	—	—	303	—	303

Net cash provided by/(used in) investing activities	(22,501)	(151)	12,053	354	(10,245)

Cash flows from financing activities
Additions to long-term debt	—	—	33	—	33
Reductions in long-term debt	—	—	(16)	—	(16)
Additions/(reductions) in short-term debt - net	(40)	—	(657)	—	(697)
Cash dividends	(4,052)	—	(5,352)	5,352	(4,052)
Net ExxonMobil shares sold/(acquired)	(3,952)	—	—	—	(3,952)
Net intercompany financing activity	—	—	204	(204)	—
All other financing, net	28	150	(141)	(150)	(113)

Net cash provided by/(used in) financing activities	(8,016)	150	(5,929)	4,998	(8,797)

Effects of exchange rate changes on cash	—	—	(680)	—	(680)

Increase/(decrease) in cash and cash equivalents	$154	$—	$2,405	$—	$2,559

EXXON MOBIL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Second Quarter		First Six Months
Earnings (U.S. GAAP)	2011	2010	2011	2010
	(millions of dollars)
Upstream
United States	$1,449	$865	$2,728	$1,956
Non-U.S.	7,092	4,471	14,488	9,194
Downstream
United States	734	440	1,428	380
Non-U.S.	622	780	1,027	877
Chemical
United States	625	685	1,294	1,224
Non-U.S.	696	683	1,543	1,393
Corporate and financing	(538)	(364)	(1,178)	(1,164)

Net Income attributable to ExxonMobil (U.S. GAAP)	$10,680	$7,560	$21,330	$13,860

Earnings per common share (dollars)	$2.19	$1.61	$4.33	$2.94
Earnings per common share - assuming dilution (dollars)	$2.18	$1.60	$4.32	$2.93

References in this discussion to total corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the income statement. Unless otherwise indicated, references to earnings, special items, Upstream, Downstream, Chemical and Corporate and Financing segment earnings, and earnings per share are ExxonMobil’s share after excluding amounts attributable to noncontrolling interests.

REVIEW OF SECOND QUARTER 2011 RESULTS

ExxonMobil recorded strong results during the second quarter of 2011, while investing at a record level of over $10 billion to develop new supplies of energy to meet growing world demand.

Second quarter earnings of $10.7 billion were up 41 percent from the second quarter of 2010, reflecting higher crude oil and natural gas realizations, improved Downstream results and continued strength in Chemicals. First half 2011 earnings of $21.3 billion increased 54 percent over the first half of 2010.

In the second quarter, capital and exploration expenditures were a record $10.3 billion, up 58 percent from the second quarter of 2010.

The Corporation returned over $7 billion to shareholders in the second quarter through dividends and share purchases to reduce shares outstanding.

Earnings in the first six months of 2011 of $21,330 million increased $7,470 million, or 54 percent, from 2010. Earnings per share - assuming dilution increased 47 percent to $4.32.

	Second Quarter		First Six Months
	2011	2010	2011	2010
	(millions of dollars)
Upstream earnings
United States	$1,449	$865	$2,728	$1,956
Non-U.S.	7,092	4,471	14,488	9,194

Total	$8,541	$5,336	$17,216	$11,150

Upstream earnings in the second quarter of 2011 were $8,541 million, up $3,205 million from the second quarter of 2010. Higher liquids and natural gas realizations increased earnings by $3.6 billion. Production mix and volume effects decreased earnings by $480 million.

On an oil-equivalent basis, production increased 10 percent from the second quarter of 2010. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, production was up over 12 percent.

Liquids production totaled 2,351 kbd (thousands of barrels per day), up 26 kbd from the second quarter of 2010. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, liquids production was up 4 percent, as increased production in Qatar, the U.S. and Iraq more than offset field decline.

Second quarter natural gas production was 12,267 mcfd (millions of cubic feet per day), up 2,242 mcfd from the second quarter of 2010, driven by additional U.S. unconventional gas volumes and project ramp-ups in Qatar.

Earnings from U.S. Upstream operations were $1,449 million, $584 million higher than the second quarter of 2010. Non-U.S. Upstream earnings were $7,092 million, up $2,621 million from last year.

Upstream earnings in the first six months of 2011 were $17,216 million, up $6,066 million from 2010. Higher crude oil and natural gas realizations increased earnings by $6.2 billion. Production mix and volume effects decreased earnings by $710 million, while all other items, mainly gains from asset sales, increased earnings by $600 million.

On an oil-equivalent basis, production in the first six months of 2011 was up 10 percent compared to the same period in 2010. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, production was up 12 percent.

Liquids production in the first six months of 2011 of 2,375 kbd increased 5 kbd compared with 2010. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, liquids production was up 3 percent, as higher volumes from Qatar and the U.S. more than offset field decline.

Natural gas production in the first six months of 2011 of 13,390 mcfd increased 2,538 mcfd from 2010, driven by additional U.S. unconventional gas volumes and project ramp-ups in Qatar.

Earnings in the first six months of 2011 from U.S. Upstream operations were $2,728 million, an increase of $772 million. Earnings outside the U.S. were $14,488 million, up $5,294 million.

	Second Quarter		First Six Months
	2011	2010	2011	2010
	(millions of dollars)
Downstream earnings
United States	$734	$440	$1,428	$380
Non-U.S.	622	780	1,027	877

Total	$1,356	$1,220	$2,455	$1,257

Second quarter 2011 Downstream earnings of $1,356 million were up $136 million from the second quarter of 2010. Margins increased earnings by $60 million. Positive volume and mix effects increased earnings by $150 million, while all other items decreased earnings by $70 million. Petroleum product sales of 6,331 kbd were 27 kbd higher than last year’s second quarter.

Earnings from the U.S. Downstream were $734 million, up $294 million from the second quarter of 2010. Non-U.S. Downstream earnings of $622 million were $158 million lower than last year.

Downstream earnings in the first six months of 2011 of $2,455 million increased $1,198 million from 2010. Margins increased earnings by $510 million. Positive volume and mix effects increased earnings by $520 million, while all other items, mainly favorable foreign exchange effects, increased earnings by $170 million. Petroleum product sales of 6,299 kbd increased 49 kbd from 2010.

U.S. Downstream earnings in the first six months of 2011 were $1,428 million, up $1,048 million from 2010. Non-U.S. Downstream earnings were $1,027 million, $150 million higher than last year.

	Second Quarter		First Six Months
	2011	2010	2011	2010
	(millions of dollars)
Chemical earnings
United States	$625	$685	$1,294	$1,224
Non-U.S.	696	683	1,543	1,393

Total	$1,321	$1,368	$2,837	$2,617

Second quarter 2011 Chemical earnings of $1,321 million were $47 million lower than the second quarter of 2010. Improved margins increased earnings by $120 million, while lower sales volumes decreased earnings by $90 million. Other items, mainly unfavorable tax effects, decreased earnings by $80 million. Second quarter prime product sales of 6,181 kt (thousands of metric tons) were 315 kt lower than last year’s second quarter.

Chemical earnings in the first six months of 2011 of $2,837 million were $220 million higher than 2010. Stronger margins increased earnings by $470 million, while lower volumes decreased earnings by $60 million. Other items, including unfavorable tax effects and higher maintenance expenses, decreased earnings by $190 million. Prime product sales of 12,503 kt were down 481 kt from 2010.

	Second Quarter		First Six Months
	2011	2010	2011	2010
	(millions of dollars)
Corporate and financing earnings	$(538)	$(364)	$(1,178)	$(1,164)

Corporate and financing expenses were $538 million during the second quarter of 2011, up $174 million from the second quarter of 2010 due to the absence of favorable 2010 tax items.

Corporate and financing expenses were $1,178 million for the first six months of 2011, up $14 million from 2010.

LIQUIDITY AND CAPITAL RESOURCES

	Second Quarter		First Six Months
	2011	2010	2011	2010
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			$29,745	$22,281
Investing activities			(15,857)	(10,245)
Financing activities			(13,814)	(8,797)
Effect of exchange rate changes			388	(680)

Increase/(decrease) in cash and cash equivalents			$462	$2,559

Cash and cash equivalents (at end of period)			$8,287	$13,252
Cash and cash equivalents – restricted (at end of period)			246	0

Total cash and cash equivalents (at end of period)			$8,533	$13,252

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	$12,889	$9,235	$29,745	$22,281
Sales of subsidiaries, investments and property, plant and equipment	1,497	428	2,838	852

Cash flow from operations and asset sales	$14,386	$9,663	$32,583	$23,133

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider asset sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities.

Total cash and cash equivalents of $8.5 billion at the end of the second quarter of 2011 compared to $13.3 billion at the end of the second quarter of 2010.

Cash provided by operating activities totaled $29.7 billion for the first six months of 2011, $7.5 billion higher than 2010. The major source of funds was net income including noncontrolling interests of $21.8 billion, adjusted for the noncash provision of $7.6 billion for depreciation and depletion, both of which increased. Changes in operational working capital added $1.1 billion to cash flows in 2011. For additional details, see the Condensed Consolidated Statement of Cash Flows on page 5.

Investing activities for the first six months of 2011 used net cash of $15.9 billion compared to $10.2 billion in the prior year. Spending for additions to property, plant and equipment increased $3.5 billion to $14.9 billion. Proceeds from the sale of subsidiaries, investments, and property, plant and equipment increased $2.0 billion to $2.8 billion. Additional investments and advances increased $2.6 billion to $2.9 billion and additions to marketable securities were $1.8 billion.

Cash flow from operations and asset sales in the second quarter of 2011 of $14.4 billion, including asset sales of $1.5 billion, increased $4.7 billion from the comparable 2010 period. Cash flow from operations and asset sales in the first six months of 2011 of $32.6 billion, including asset sales of $2.8 billion, was up $9.5 billion from 2010.

Net cash used in financing activities of $13.8 billion in the first six months of 2011 was $5.0 billion higher than 2010, primarily reflecting a higher level of purchases of shares of ExxonMobil stock.

During the second quarter of 2011, Exxon Mobil Corporation purchased 67 million shares of its common stock for the treasury at a gross cost of $5.5 billion. These purchases included $5 billion to reduce the number of shares outstanding, with the balance used to offset shares issued in conjunction with the company’s benefit plans and programs. Shares outstanding decreased from 4,926 million at the end of the first quarter to 4,862 million at the end of the second quarter. Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed to shareholders a total of $7.3 billion in the second quarter of 2011 through dividends and share purchases to reduce shares outstanding.

Total debt of $16.5 billion at June 30, 2011 compared to $15.0 billion at year-end 2010. The Corporation’s debt to total capital ratio was 9.2 percent at the end of the second quarter of 2011 compared to 9.0 percent at year-end 2010.

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

Litigation and other contingencies are discussed in note 2 to the unaudited condensed consolidated financial statements.

TAXES

	Second Quarter		First Six Months
	2011	2010	2011	2010
	(millions of dollars)
Income taxes	$7,721	$4,960	$15,725	$10,453
Effective income tax rate	45%	43%	46%	46%
Sales-based taxes	8,613	6,946	16,529	13,761
All other taxes and duties	11,175	9,244	21,491	18,593

Total	$27,509	$21,150	$53,745	$42,807

Income, sales-based and all other taxes and duties for the second quarter of 2011 of $27,509 million were $6,359 million higher than the second quarter of 2010. Income tax expense increased $2,761 million to $7,721 million reflecting the higher level of earnings and a higher effective tax rate which was 45 percent compared to 43 percent in the prior year period. Sales-based taxes and all other taxes and duties increased in 2011 reflecting higher prices.

Income, sales-based and all other taxes and duties for the first six months of 2011 of $53,745 million were $10,938 million higher than the comparable period in 2010. Income tax expense increased $5,272 million to $15,725 million reflecting the higher level of earnings. The effective tax rate was 46 percent in both periods. Sales-based taxes and all other taxes and duties increased in 2011 reflecting higher prices.

CAPITAL AND EXPLORATION EXPENDITURES

	Second Quarter		First Six Months
	2011	2010	2011	2010
	(millions of dollars)
Upstream (including exploration expenses)	$9,436	$5,342	$16,336	$10,888
Downstream	484	584	934	1,258
Chemical	352	558	801	1,172
Other	34	35	56	78

Total	$10,306	$6,519	$18,127	$13,396

In the second quarter of 2011, capital and exploration expenditures were a record $10.3 billion, up 58 percent from the second quarter of 2010.

Capital and exploration expenditures were a record $18.1 billion in the first six months of 2011, up 35 percent from the first half of 2010. ExxonMobil continues with plans to invest between $33 billion and $37 billion per year over the next several years to develop new energy supplies to meet growing world demand. Actual spending could vary depending on the progress of individual projects.

FORWARD-LOOKING STATEMENTS

Statements relating to future plans, projections, events or conditions are forward-looking statements. Actual results, including project plans, costs, timing, and capacities; capital and exploration expenditures; and share purchase levels, could differ materially due to factors including: changes in long-term oil or gas prices or other market or economic conditions affecting the oil and gas industry; unforeseen technical difficulties; political events or disturbances; reservoir performance; the outcome of commercial negotiations; wars and acts of terrorism or sabotage; changes in technical or operating conditions; and other factors discussed under the heading “Factors Affecting Future Results” in the “Investors” section of our website and in Item 1A of ExxonMobil’s 2010 Form 10-K. We assume no duty to update these statements as of any future date.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the six months ended June 30, 2011, does not differ materially from that discussed under Item 7A of the registrant’s Annual Report on Form 10-K for 2010.

Item 4.	Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of June 30, 2011. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The New Mexico Environment Department (NMED) is evaluating potential enforcement for alleged violations of the New Mexico Air Quality Control Act and implementing regulations for failure to obtain appropriate permits or registrations for compressor engines and other equipment located at XTO Energy Inc. operating sites within the state. By notice dated May 4, 2011, the NMED has indicated that it intends to seek a penalty in excess of $100,000 to resolve this matter.

Refer to the relevant portions of note 2 on pages 7 and 8 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended June 30, 2011

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs
April, 2011	19,040,697	$85.14	19,040,697

May, 2011	23,061,621	$82.40	23,061,621

June, 2011	24,873,065	$80.02	24,873,065

Total	66,975,383	$82.29	66,975,383	(See Note 1)

Note 1 —	On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding. The announcement did not specify an amount or expiration date. The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases. In its most recent earnings release dated July 28, 2011, the Corporation stated that third quarter 2011 share purchases to reduce shares outstanding are anticipated to equal $5 billion. Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

Item 6.	Exhibits

Exhibit	Description

3(i)	Restated Certificate of Incorporation, as restated November 30, 1999, and as further amended effective June 20, 2001.

31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.

31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.

31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.

32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.

32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.

32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.

101	Interactive Data Files.

EXXON MOBIL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION

Date: August 4, 2011	By:	/s/ Patrick T. Mulva
		Name:	Patrick T. Mulva
		Title:	Vice President, Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit	Description

3(i)	Restated Certificate of Incorporation, as restated November 30, 1999, and as further amended effective June 20, 2001.

31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.

31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.

31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.

32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.

32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.

32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.

101	Interactive Data Files.