Form 10-Q
period 2011-09-30
EXXON MOBIL CORP
filed 2011-11-03
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2011
Common stock, without par value	4,793,207,715

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES AND OTHER INCOME
Sales and other operating revenue (1)	$120,475	$92,353	$351,120	$269,083
Income from equity affiliates	3,915	2,443	11,462	7,224
Other income	940	502	2,238	1,728

Total revenues and other income	125,330	95,298	364,820	278,035

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases	69,289	48,875	199,233	144,129
Production and manufacturing expenses	10,199	8,982	30,041	25,793
Selling, general and administrative expenses	3,764	3,707	11,072	10,828
Depreciation and depletion	3,866	3,844	11,508	10,490
Exploration expenses, including dry holes	728	500	1,654	1,593
Interest expense	98	54	172	149
Sales-based taxes (1)	8,484	7,172	25,013	20,933
Other taxes and duties	10,222	9,306	29,911	26,488

Total costs and other deductions	106,650	82,440	308,604	240,403

Income before income taxes	18,680	12,858	56,216	37,632
Income taxes	8,009	5,297	23,734	15,750

Net income including noncontrolling interests	10,671	7,561	32,482	21,882
Net income attributable to noncontrolling interests	341	211	822	672

Net income attributable to ExxonMobil	$10,330	$7,350	$31,660	$21,210

Earnings per common share (dollars)	$2.13	$1.44	$6.46	$4.38

Earnings per common share - assuming dilution (dollars)	$2.13	$1.44	$6.45	$4.37

Dividends per common share (dollars)	$0.47	$0.44	$1.38	$1.30

(1) Sales-based taxes included in sales and other operating revenue	$8,484	$7,172	$25,013	$20,933

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)

	Sept. 30, 2011	Dec. 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$11,022	$7,825
Cash and cash equivalents – restricted	233	628
Notes and accounts receivable – net	34,368	32,284
Inventories
Crude oil, products and merchandise	13,398	9,852
Materials and supplies	3,332	3,124
Other current assets	7,023	5,271

Total current assets	69,376	58,984
Investments, advances and long-term receivables	35,342	35,338
Property, plant and equipment – net	209,194	199,548
Other assets, including intangibles, net	9,315	8,640

Total assets	$323,227	$302,510

LIABILITIES
Current liabilities
Notes and loans payable	$7,431	$2,787
Accounts payable and accrued liabilities	54,572	50,034
Income taxes payable	12,968	9,812

Total current liabilities	74,971	62,633
Long-term debt	9,331	12,227
Postretirement benefits reserves	19,557	19,367
Deferred income tax liabilities	36,891	35,150
Other long-term obligations	20,265	20,454

Total liabilities	161,015	149,831

Commitments and contingencies (note 2)

EQUITY
Common stock, without par value:
Authorized: 9,000 million shares
Issued: 8,019 million shares	9,506	9,371
Earnings reinvested	323,786	298,899
Accumulated other comprehensive income
Cumulative foreign exchange translation adjustment	3,901	5,011
Postretirement benefits reserves adjustment	(9,258)	(9,889)
Unrealized gain/(loss) on cash flow hedges	29	55
Common stock held in treasury:
3,226 million shares at September 30, 2011	(172,025)
3,040 million shares at December 31, 2010		(156,608)

ExxonMobil share of equity	155,939	146,839
Noncontrolling interests	6,273	5,840

Total equity	162,212	152,679

Total liabilities and equity	$323,227	$302,510

The number of shares of common stock issued and outstanding at September 30, 2011 and December 31, 2010 were 4,793,207,715 and 4,978,538,898, respectively.

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$32,482	$21,882
Depreciation and depletion	11,508	10,490
Changes in operational working capital, excluding cash and debt	2,154	3,722
All other items – net	(1,550)	(736)

Net cash provided by operating activities	44,594	35,358

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(22,341)	(19,201)
Sales of subsidiaries, investments, and property, plant and equipment	4,246	1,607
Additional investments and advances	(3,122)	(411)
Additions to marketable securities	(1,754)	(5)
Sales of marketable securities	1,674	141
Other investing activities – net	1,144	745

Net cash used in investing activities	(20,153)	(17,124)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	457	374
Reductions in long-term debt	(236)	(2,587)
Additions/(reductions) in short-term debt – net	1,414	(729)
Cash dividends to ExxonMobil shareholders	(6,773)	(6,286)
Cash dividends to noncontrolling interests	(264)	(244)
Changes in noncontrolling interests	(12)	(3)
Tax benefits related to stock-based awards	220	47
Common stock acquired	(16,633)	(7,335)
Common stock sold	616	269

Net cash used in financing activities	(21,211)	(16,494)

Effects of exchange rate changes on cash	(33)	(189)

Increase/(decrease) in cash and cash equivalents	3,197	1,551
Cash and cash equivalents at beginning of period	7,825	10,693

Cash and cash equivalents at end of period	$11,022	$12,244

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$20,349	$13,950
Cash interest paid	$390	$460

NON-CASH TRANSACTIONS
The Corporation acquired all the outstanding equity of XTO Energy Inc. in an all-stock transaction valued at $24,659 million in 2010.

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(millions of dollars)

	ExxonMobil Share of Equity
	Common Stock	Earnings Reinvested	Accumulated Other Compre- hensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2009	$5,503	$276,937	$(5,461)	$(166,410)	$110,569	$4,823	$115,392
Amortization of stock-based awards	572				572		572
Tax benefits related to stock-based awards	240				240		240
Other	(494)				(494)	12	(482)

Net income for the period		21,210			21,210	672	21,882
Dividends - common shares		(6,286)			(6,286)	(244)	(6,530)

Foreign exchange translation adjustment			74		74	267	341
Postretirement benefits reserves adjustment			(6)		(6)	3	(3)
Amortization of postretirement benefits reserves adjustment included in periodic benefit costs			901		901	39	940
Change in fair value of cash flow hedges			195		195		195
Realized (gain)/loss from settled cash flow hedges included in net income			(42)		(42)		(42)

Acquisitions at cost				(7,335)	(7,335)	(3)	(7,338)
Issued for XTO merger	3,520			21,139	24,659		24,659
Other dispositions				774	774		774

Balance as of September 30, 2010	$9,341	$291,861	$(4,339)	$(151,832)	$145,031	$5,569	$150,600

Balance as of December 31, 2010	$9,371	$298,899	$(4,823)	$(156,608)	$146,839	$5,840	$152,679
Amortization of stock-based awards	572				572		572
Tax benefits related to stock-based awards	159				159		159
Other	(596)				(596)	(4)	(600)

Net income for the period		31,660			31,660	822	32,482
Dividends - common shares		(6,773)			(6,773)	(264)	(7,037)

Foreign exchange translation adjustment			(1,110)		(1,110)	(114)	(1,224)
Postretirement benefits reserves adjustment			(252)		(252)	(41)	(293)
Amortization of postretirement benefits reserves adjustment included in periodic benefit costs			883		883	46	929
Change in fair value of cash flow hedges			24		24		24
Realized (gain)/loss from settled cash flow hedges included in net income			(50)		(50)		(50)

Acquisitions at cost				(16,633)	(16,633)	(12)	(16,645)
Dispositions				1,216	1,216		1,216

Balance as of September 30, 2011	$9,506	$323,786	$(5,328)	$(172,025)	$155,939	$6,273	$162,212

	Nine Months Ended September 30, 2011				Nine Months Ended September 30, 2010
Common Stock Share Activity	Issued	Held in Treasury	Outstanding		Issued	Held in Treasury	Outstanding
	(millions of shares)				(millions of shares)
Balance as of December 31	8,019	(3,040)	4,979		8,019	(3,292)	4,727
Acquisitions		(209)	(209)			(115)	(115)
Issued for XTO merger						416	416
Other dispositions		23	23			15	15

Balance as of September 30	8,019	(3,226)	4,793		8,019	(2,976)	5,043

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

Other Contingencies

	As of September 30, 2011
	Equity Company Obligations	Other Third Party Obligations	Total
	(millions of dollars)
Total guarantees	$5,047	$2,736	$7,783

The Corporation and certain of its consolidated subsidiaries were contingently liable at September 30, 2011, for $7,783 million, primarily relating to guarantees for notes, loans and performance under contracts. Included in this amount were guarantees by consolidated affiliates of $5,047 million, representing ExxonMobil’s share of obligations of certain equity companies. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation’s outstanding unconditional purchase obligations at September 30, 2011, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

3.	Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(millions of dollars)
Net income including noncontrolling interests	$10,671	$7,561	$32,482	$21,882
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	(3,336)	2,705	(1,224)	341
Postretirement benefits reserves adjustment (excluding amortization)	272	(393)	(293)	(3)
Amortization of postretirement benefits reserves adjustment included in net periodic benefit costs	298	300	929	940
Change in fair value of cash flow hedges	14	115	24	195
Realized (gain)/loss from settled cash flow hedges included in net income	(17)	(42)	(50)	(42)

Comprehensive income including noncontrolling interests	7,902	10,246	31,868	23,313
Comprehensive income attributable to noncontrolling interests	101	480	713	981

Comprehensive income attributable to ExxonMobil	$7,801	$9,766	$31,155	$22,332

4.	Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Earnings per common share
Net income attributable to ExxonMobil (millions of dollars)	$10,330	$7,350	$31,660	$21,210

Weighted average number of common shares outstanding (millions of shares)	4,839	5,076	4,902	4,838

Earnings per common share (dollars)	$2.13	$1.44	$6.46	$4.38

Earnings per common share—assuming dilution
Net income attributable to ExxonMobil (millions of dollars)	$10,330	$7,350	$31,660	$21,210

Weighted average number of common shares outstanding (millions of shares)	4,839	5,076	4,902	4,838
Effect of employee stock-based awards	4	13	6	13

Weighted average number of common shares outstanding - assuming dilution	4,843	5,089	4,908	4,851

Earnings per common share - assuming dilution (dollars)	$2.13	$1.44	$6.45	$4.37

5.	Pension and Other Postretirement Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(millions of dollars)
Pension Benefits - U.S.
Components of net benefit cost
Service cost	$148	$125	$397	$349
Interest cost	198	199	594	598
Expected return on plan assets	(192)	(182)	(577)	(545)
Amortization of actuarial loss/(gain) and prior service cost	123	132	370	396
Net pension enhancement and curtailment/settlement cost	64	127	266	380

Net benefit cost	$341	$401	$1,050	$1,178

Pension Benefits - Non-U.S.
Components of net benefit cost
Service cost	$147	$112	$432	$348
Interest cost	317	288	956	867
Expected return on plan assets	(293)	(247)	(879)	(741)
Amortization of actuarial loss/(gain) and prior service cost	189	137	566	462
Net pension enhancement and curtailment/settlement cost	7	3	7	4

Net benefit cost	$367	$293	$1,082	$940

Other Postretirement Benefits
Components of net benefit cost
Service cost	$30	$26	$94	$78
Interest cost	96	93	300	304
Expected return on plan assets	(10)	(9)	(32)	(29)
Amortization of actuarial loss/(gain) and prior service cost	47	46	153	154

Net benefit cost	$163	$156	$515	$507

The company expects to make contributions in 2011 of $370 million to the U.S. pension fund and $1,600 million to the non-U.S. pension funds, increases of $100 million and $470 million, respectively, from the year-end 2010 estimate for 2011 contributions.

6.	Financial and Derivative Instruments

Financial Instruments. The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. The estimated fair value of total long-term debt, including capitalized lease obligations, was $9.8 billion at September 30, 2011, and $12.8 billion at December 31, 2010, as compared to recorded book values of $9.3 billion at September 30, 2011, and $12.2 billion at December 31, 2010. The fair value hierarchy for long-term debt is primarily Level 1 (quoted prices for identical assets in active markets).

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

The estimated fair value of derivative instruments outstanding and recorded on the balance sheet was a net asset of $77 million and $172 million at September 30, 2011, and at December 31, 2010, respectively. This is the amount that the Corporation would have received from third parties if these derivatives had been settled in the open market. Assets and liabilities associated with derivatives are predominantly recorded either in “Other current assets” or “Accounts payable and accrued liabilities”. The September 30, 2011, net asset balance includes the Corporation’s outstanding cash flow hedge position, acquired as a result of the June 2010 XTO merger, of $74 million. As the current cash flow hedge positions settle, these programs will be discontinued. The fair value hierarchy for derivative instruments is primarily Level 2 (either market prices for similar assets in active markets or prices quoted by a broker or other market-corroborated prices).

The Corporation recognized a before-tax gain related to derivative instruments of $32 million and $92 million during the three month and nine month periods ended September 30, 2011, and $70 million and $103 million during the three month and nine month periods ended September 30, 2010. Income statement effects associated with derivatives are recorded either in “Sales and other operating revenue” or “Crude oil and product purchases”. Of the amount stated above for the nine month period ended September 30, 2011, cash flow hedges resulted in a before-tax gain of $84 million. The ineffective portion of derivatives designated as hedges is de minimis.

The principal natural gas futures contracts and swap agreements acquired as part of the XTO merger that are in place as of September 30, 2011, will expire at the end of 2011. The associated volume of natural gas is 250 mcfd at a weighted average NYMEX price of $7.02 per thousand cubic feet. These derivative contracts qualify for cash flow hedge accounting. The Corporation will receive the cash flow related to these derivative contracts at the price indicated above. However, the amount of the income statement gain or loss realized from these contracts will be limited to the change in fair value of the derivative instruments from the acquisition date of XTO.

The Corporation believes that there are no material market or credit risks to the Corporation’s financial position, results of operations or liquidity as a result of the derivative activities described above.

7.	Disclosures about Segments and Related Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	$1,184	$999	$3,912	$2,955
Non-U.S.	7,210	4,468	21,698	13,662
Downstream
United States	810	164	2,238	544
Non-U.S.	769	996	1,796	1,873
Chemical
United States	538	676	1,832	1,900
Non-U.S.	465	553	2,008	1,946
All other	(646)	(506)	(1,824)	(1,670)

Corporate total	$10,330	$7,350	$31,660	$21,210

SALES AND OTHER OPERATING REVENUE (1)
Upstream
United States	$3,686	$3,278	$10,601	$5,625
Non-U.S.	7,101	5,923	24,684	18,181
Downstream
United States	31,329	22,787	90,904	68,300
Non-U.S.	67,591	51,850	192,742	150,590
Chemical
United States	4,053	3,352	11,829	10,174
Non-U.S.	6,711	5,160	20,345	16,202
All other	4	3	15	11

Corporate total	$120,475	$92,353	$351,120	$269,083

(1) Includes sales-based taxes

INTERSEGMENT REVENUE
Upstream
United States	$2,232	$1,716	$7,189	$5,804
Non-U.S.	12,527	9,270	37,705	28,136
Downstream
United States	4,426	3,213	14,071	10,247
Non-U.S.	17,854	12,624	53,987	37,835
Chemical
United States	2,884	2,380	9,202	7,302
Non-U.S.	2,960	2,020	8,095	6,174
All other	66	78	192	216

8.	Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the deferred interest debentures due 2012 ($2,594 million short-term) and the debt securities due 2011 ($13 million short-term) of SeaRiver Maritime Financial Holdings, Inc., a 100-percent-owned subsidiary of Exxon Mobil Corporation.

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

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for three months ended September 30, 2011
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$4,600	$—	$115,875	$—	$120,475
Income from equity affiliates	10,010	(9)	3,894	(9,980)	3,915
Other income	25	—	915	—	940
Intercompany revenue	14,052	—	113,499	(127,551)	—

Total revenues and other income	28,687	(9)	234,183	(137,531)	125,330

Costs and other deductions
Crude oil and product purchases	14,641	—	179,354	(124,706)	69,289
Production and manufacturing expenses	2,062	—	9,601	(1,464)	10,199
Selling, general and administrative expenses	743	—	3,209	(188)	3,764
Depreciation and depletion	378	—	3,488	—	3,866
Exploration expenses, including dry holes	57	—	671	—	728
Interest expense	76	68	1,166	(1,212)	98
Sales-based taxes	—	—	8,484	—	8,484
Other taxes and duties	10	—	10,212	—	10,222

Total costs and other deductions	17,967	68	216,185	(127,570)	106,650

Income before income taxes	10,720	(77)	17,998	(9,961)	18,680
Income taxes	390	(25)	7,644	—	8,009

Net income including noncontrolling interests	10,330	(52)	10,354	(9,961)	10,671
Net income attributable to noncontrolling interests	—	—	341	—	341

Net income attributable to ExxonMobil	$10,330	$(52)	$10,013	$(9,961)	$10,330

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for three months ended September 30, 2010
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$3,835	$—	$88,518	$—	$92,353
Income from equity affiliates	6,858	(3)	2,422	(6,834)	2,443
Other income	106	—	396	—	502
Intercompany revenue	9,244	1	81,258	(90,503)	—

Total revenues and other income	20,043	(2)	172,594	(97,337)	95,298

Costs and other deductions
Crude oil and product purchases	9,545	—	127,361	(88,031)	48,875
Production and manufacturing expenses	1,972	—	8,229	(1,219)	8,982
Selling, general and administrative expenses	693	—	3,190	(176)	3,707
Depreciation and depletion	410	—	3,434	—	3,844
Exploration expenses, including dry holes	35	—	465	—	500
Interest expense	67	62	1,020	(1,095)	54
Sales-based taxes	—	—	7,172	—	7,172
Other taxes and duties	8	—	9,298	—	9,306

Total costs and other deductions	12,730	62	160,169	(90,521)	82,440

Income before income taxes	7,313	(64)	12,425	(6,816)	12,858
Income taxes	(37)	(23)	5,357	—	5,297

Net income including noncontrolling interests	7,350	(41)	7,068	(6,816)	7,561
Net income attributable to noncontrolling interests	—	—	211	—	211

Net income attributable to ExxonMobil	$7,350	$(41)	$6,857	$(6,816)	$7,350

Condensed consolidated statement of income for nine months ended September 30, 2011
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$13,658	$—	$337,462	$—	$351,120
Income from equity affiliates	30,333	(22)	11,386	(30,235)	11,462
Other income	81	—	2,157	—	2,238
Intercompany revenue	40,753	2	337,888	(378,643)	—

Total revenues and other income	84,825	(20)	688,893	(408,878)	364,820

Costs and other deductions
Crude oil and product purchases	42,324	—	527,228	(370,319)	199,233
Production and manufacturing expenses	5,942	—	28,335	(4,236)	30,041
Selling, general and administrative expenses	2,180	—	9,432	(540)	11,072
Depreciation and depletion	1,189	—	10,319	—	11,508
Exploration expenses, including dry holes	168	—	1,486	—	1,654
Interest expense	217	205	3,356	(3,606)	172
Sales-based taxes	—	—	25,013	—	25,013
Other taxes and duties	30	—	29,881	—	29,911

Total costs and other deductions	52,050	205	635,050	(378,701)	308,604

Income before income taxes	32,775	(225)	53,843	(30,177)	56,216
Income taxes	1,115	(76)	22,695	—	23,734

Net income including noncontrolling interests	31,660	(149)	31,148	(30,177)	32,482
Net income attributable to noncontrolling interests	—	—	822	—	822

Net income attributable to ExxonMobil	$31,660	$(149)	$30,326	$(30,177)	$31,660

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of income for nine months ended September 30, 2010
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$11,622	$—	$257,461	$—	$269,083
Income from equity affiliates	20,445	(3)	7,151	(20,369)	7,224
Other income	403	—	1,325	—	1,728
Intercompany revenue	28,330	3	242,859	(271,192)	—

Total revenues and other income	60,800	—	508,796	(291,561)	278,035

Costs and other deductions
Crude oil and product purchases	29,886	—	377,952	(263,709)	144,129
Production and manufacturing expenses	5,741	—	23,882	(3,830)	25,793
Selling, general and administrative expenses	2,159	—	9,191	(522)	10,828
Depreciation and depletion	1,268	—	9,222	—	10,490
Exploration expenses, including dry holes	163	—	1,430	—	1,593
Interest expense	199	185	2,949	(3,184)	149
Sales-based taxes	—	—	20,933	—	20,933
Other taxes and duties	23	—	26,465	—	26,488

Total costs and other deductions	39,439	185	472,024	(271,245)	240,403

Income before income taxes	21,361	(185)	36,772	(20,316)	37,632
Income taxes	151	(68)	15,667	—	15,750

Net income including noncontrolling interests	21,210	(117)	21,105	(20,316)	21,882
Net income attributable to noncontrolling interests	—	—	672	—	672

Net income attributable to ExxonMobil	$21,210	$(117)	$20,433	$(20,316)	$21,210

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated balance sheet as of September 30, 2011
Cash and cash equivalents	$1,000	$—	$10,022	$—	$11,022
Cash and cash equivalents - restricted	13	—	220	—	233
Notes and accounts receivable - net	3,301	39	32,289	(1,261)	34,368
Inventories	1,762	—	14,968	—	16,730
Other current assets	521	—	6,502	—	7,023

Total current assets	6,597	39	64,001	(1,261)	69,376
Property, plant and equipment - net	19,398	—	189,796	—	209,194
Investments and other assets	283,235	395	484,672	(723,645)	44,657
Intercompany receivables	16,237	2,674	591,366	(610,277)	—

Total assets	$325,467	$3,108	$1,329,835	$(1,335,183)	$323,227

Notes and loans payable	$1,960	$2,607	$2,864	$—	$7,431
Accounts payable and accrued liabilities	3,477	73	51,022	—	54,572
Income taxes payable	—	—	14,229	(1,261)	12,968

Total current liabilities	5,437	2,680	68,115	(1,261)	74,971
Long-term debt	294	—	9,037	—	9,331
Postretirement benefits reserves	9,853	—	9,704	—	19,557
Deferred income tax liabilities	1,171	—	35,720	—	36,891
Other long-term obligations	4,964	—	15,301	—	20,265
Intercompany payables	147,809	381	462,087	(610,277)	—

Total liabilities	169,528	3,061	599,964	(611,538)	161,015

Earnings reinvested	323,786	(997)	161,935	(160,938)	323,786
Other ExxonMobil equity	(167,847)	1,044	561,663	(562,707)	(167,847)

ExxonMobil share of equity	155,939	47	723,598	(723,645)	155,939
Noncontrolling interests	—	—	6,273	—	6,273

Total equity	155,939	47	729,871	(723,645)	162,212

Total liabilities and equity	$325,467	$3,108	$1,329,835	$(1,335,183)	$323,227

Condensed consolidated balance sheet as of December 31, 2010
Cash and cash equivalents	$309	$—	$7,516	$—	$7,825
Cash and cash equivalents - restricted	371	—	257	—	628
Notes and accounts receivable - net	2,104	—	30,346	(166)	32,284
Inventories	1,457	—	11,519	—	12,976
Other current assets	239	—	5,032	—	5,271

Total current assets	4,480	—	54,670	(166)	58,984
Property, plant and equipment - net	18,830	—	180,718	—	199,548
Investments and other assets	255,005	458	462,893	(674,378)	43,978
Intercompany receivables	18,186	2,457	528,405	(549,048)	—

Total assets	$296,501	$2,915	$1,226,686	$(1,223,592)	$302,510

Notes and loans payable	$1,042	$13	$1,732	$—	$2,787
Accounts payable and accrued liabilities	2,987	—	47,047	—	50,034
Income taxes payable	—	3	9,975	(166)	9,812

Total current liabilities	4,029	16	58,754	(166)	62,633
Long-term debt	295	2,389	9,543	—	12,227
Postretirement benefits reserves	9,660	—	9,707	—	19,367
Deferred income tax liabilities	642	107	34,401	—	35,150
Other long-term obligations	5,632	—	14,822	—	20,454
Intercompany payables	129,404	382	419,262	(549,048)	—

Total liabilities	149,662	2,894	546,489	(549,214)	149,831

Earnings reinvested	298,899	(848)	132,357	(131,509)	298,899
Other ExxonMobil equity	(152,060)	869	542,000	(542,869)	(152,060)

ExxonMobil share of equity	146,839	21	674,357	(674,378)	146,839
Noncontrolling interests	—	—	5,840	—	5,840

Total equity	146,839	21	680,197	(674,378)	152,679

Total liabilities and equity	$296,501	$2,915	$1,226,686	$(1,223,592)	$302,510

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of cash flows for nine months ended September 30, 2011
Cash provided by/(used in) operating activities	$5,433	$2	$39,907	$(748)	$44,594

Cash flows from investing activities
Additions to property, plant and equipment	(1,871)	—	(20,470)	—	(22,341)
Sales of long-term assets	168	—	4,078	—	4,246
Net intercompany investing	19,936	(177)	(20,201)	442	—
All other investing, net	(1,320)	—	(738)	—	(2,058)

Net cash provided by/(used in) investing activities	16,913	(177)	(37,331)	442	(20,153)

Cash flows from financing activities
Additions to long-term debt	—	—	457	—	457
Reductions in long-term debt	—	—	(236)	—	(236)
Additions/(reductions) in short-term debt - net	915	—	499	—	1,414
Cash dividends	(6,773)	—	(748)	748	(6,773)
Net ExxonMobil shares sold/(acquired)	(16,017)	—	—	—	(16,017)
Net intercompany financing activity	—	—	267	(267)	—
All other financing, net	220	175	(276)	(175)	(56)

Net cash provided by/(used in) financing activities	(21,655)	175	(37)	306	(21,211)

Effects of exchange rate changes on cash	—	—	(33)	—	(33)

Increase/(decrease) in cash and cash equivalents	$691	$—	$2,506	$—	$3,197

Condensed consolidated statement of cash flows for nine months ended September 30, 2010
Cash provided by/(used in) operating activities	$32,326	$2	$8,463	$(5,433)	$35,358

Cash flows from investing activities
Additions to property, plant and equipment	(2,459)	—	(16,742)	—	(19,201)
Sales of long-term assets	528	—	1,079	—	1,607
Net intercompany investing	(18,096)	(152)	17,894	354	—
All other investing, net	7	—	463	—	470

Net cash provided by/(used in) investing activities	(20,020)	(152)	2,694	354	(17,124)

Cash flows from financing activities
Additions to long-term debt	—	—	374	—	374
Reductions in long-term debt	—	—	(2,587)	—	(2,587)
Additions/(reductions) in short-term debt - net	936	—	(1,665)	—	(729)
Cash dividends	(6,286)	—	(5,433)	5,433	(6,286)
Net ExxonMobil shares sold/(acquired)	(7,066)	—	—	—	(7,066)
Net intercompany financing activity	—	—	204	(204)	—
All other financing, net	47	150	(247)	(150)	(200)

Net cash provided by/(used in) financing activities	(12,369)	150	(9,354)	5,079	(16,494)

Effects of exchange rate changes on cash	—	—	(189)	—	(189)

Increase/(decrease) in cash and cash equivalents	$(63)	$—	$1,614	$—	$1,551

EXXON MOBIL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Third Quarter		First Nine Months
Earnings (U.S. GAAP)	2011	2010	2011	2010
	(millions of dollars)
Upstream
United States	$1,184	$999	$3,912	$2,955
Non-U.S.	7,210	4,468	21,698	13,662
Downstream
United States	810	164	2,238	544
Non-U.S.	769	996	1,796	1,873
Chemical
United States	538	676	1,832	1,900
Non-U.S.	465	553	2,008	1,946
Corporate and financing	(646)	(506)	(1,824)	(1,670)

Net Income attributable to ExxonMobil (U.S. GAAP)	$10,330	$7,350	$31,660	$21,210

Earnings per common share (dollars)	$2.13	$1.44	$6.46	$4.38
Earnings per common share - assuming dilution (dollars)	$2.13	$1.44	$6.45	$4.37

References in this discussion to total corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the income statement. Unless otherwise indicated, references to earnings, special items, Upstream, Downstream, Chemical and Corporate and Financing segment earnings, and earnings per share are ExxonMobil’s share after excluding amounts attributable to noncontrolling interests.

REVIEW OF THIRD QUARTER 2011 RESULTS

ExxonMobil’s results for the third quarter of 2011 reflect a continued commitment to operational integrity, disciplined investing and superior project execution.

Third quarter earnings of $10,330 million were up 41 percent from the third quarter of 2010, reflecting higher crude oil and natural gas realizations and improved refining margins.

In the third quarter, capital and exploration expenditures were $8.6 billion, and reached a record level of $26.7 billion for the first nine months of the year as we continue pursuing new opportunities to meet growing energy demand while supporting economic growth, including job creation.

The Corporation distributed over $7 billion to shareholders in the third quarter through dividends and share purchases to reduce shares outstanding.

Earnings in the first nine months of 2011 of $31,660 million increased $10,450 million, or 49 percent, from 2010. Earnings per share - assuming dilution increased 48 percent to $6.45.

	Third Quarter		First Nine Months
	2011	2010	2011	2010
	(millions of dollars)
Upstream earnings
United States	$1,184	$999	$3,912	$2,955
Non-U.S.	7,210	4,468	21,698	13,662

Total	$8,394	$5,467	$25,610	$16,617

Upstream earnings in the third quarter of 2011 were $8,394 million, up $2,927 million from the third quarter of 2010. Higher liquids and natural gas realizations increased earnings by $3 billion. Production mix and volume effects decreased earnings by $660 million. All other items, primarily gains on asset sales partly offset by higher expenses, increased earnings by $600 million.

On an oil-equivalent basis, production decreased 4 percent from the third quarter of 2010. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, production was unchanged.

Liquids production totaled 2,249 kbd (thousands of barrels per day), down 172 kbd from the third quarter of 2010. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, liquids production was down 1 percent, as increased production in Iraq, Qatar and Russia was more than offset by field decline.

Third quarter natural gas production was 12,197 mcfd (millions of cubic feet per day), about flat with the third quarter of 2010.

Earnings from U.S. Upstream operations were $1,184 million, $185 million higher than the third quarter of 2010. Non-U.S. Upstream earnings were $7,210 million, up $2,742 million from last year.

Upstream earnings in the first nine months of 2011 were $25,610 million, up $8,993 million from 2010. Higher crude oil and natural gas realizations increased earnings by $8.6 billion. Production mix and volume effects decreased earnings by $1 billion, while all other items, including gains from asset sales, increased earnings by $1.4 billion.

On an oil-equivalent basis, production in the first nine months of 2011 was up 5 percent compared to the same period in 2010. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, production was up 8 percent.

Liquids production in the first nine months of 2011 of 2,332 kbd decreased 55 kbd compared with 2010. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, liquids production was up 2 percent, as higher volumes from Qatar, the U.S., Iraq and Russia more than offset field decline.

Natural gas production in the first nine months of 2011 of 12,988 mcfd increased 1,684 mcfd from 2010, driven by additional U.S. unconventional gas volumes and project ramp-ups in Qatar.

Earnings in the first nine months of 2011 from U.S. Upstream operations were $3,912 million, an increase of $957 million. Earnings outside the U.S. were $21,698 million, up $8,036 million.

	Third Quarter		First Nine Months
	2011	2010	2011	2010
	(millions of dollars)
Downstream earnings
United States	$810	$164	$2,238	$544
Non-U.S.	769	996	1,796	1,873

Total	$1,579	$1,160	$4,034	$2,417

Third quarter 2011 Downstream earnings of $1,579 million were up $419 million from the third quarter of 2010. Refining margins increased earnings by $1 billion. Volume and mix effects increased earnings by $110 million, while all other items, mainly unfavorable foreign exchange impacts and lower gains on asset sales, decreased earnings by $710 million. Petroleum product sales of 6,558 kbd were 37 kbd lower than last year’s third quarter.

Earnings from the U.S. Downstream were $810 million, up $646 million from the third quarter of 2010. Non-U.S. Downstream earnings of $769 million were $227 million lower than last year.

Downstream earnings in the first nine months of 2011 of $4,034 million increased $1,617 million from 2010. Refining margins increased earnings by $1.5 billion. Volume and mix effects improved earnings by $650 million. All other items, primarily the absence of favorable tax effects and lower asset management gains, decreased earnings by $560 million. Petroleum product sales of 6,386 kbd increased 20 kbd from 2010.

U.S. Downstream earnings in the first nine months of 2011 were $2,238 million, up $1,694 million from 2010. Non-U.S. Downstream earnings were $1,796 million, $77 million lower than last year.

	Third Quarter		First Nine Months
	2011	2010	2011	2010
	(millions of dollars)
Chemical earnings
United States	$538	$676	$1,832	$1,900
Non-U.S.	465	553	2,008	1,946

Total	$1,003	$1,229	$3,840	$3,846

Third quarter 2011 Chemical earnings of $1,003 million were $226 million lower than the third quarter of 2010. Improved margins increased earnings by $50 million, while lower volumes decreased earnings by $110 million. Other items, mainly unfavorable tax effects, decreased earnings by $170 million. Third quarter prime product sales of 6,232 kt (thousands of metric tons) were 326 kt lower than last year’s third quarter.

Chemical earnings in the first nine months of 2011 of $3,840 million were $6 million lower than 2010. Stronger margins increased earnings by $460 million, while lower volumes reduced earnings by $150 million. Other items, including unfavorable tax effects and higher planned maintenance expenses, decreased earnings by $320 million. Prime product sales of 18,735 kt were down 807 kt from 2010.

	Third Quarter		First Nine Months
	2011	2010	2011	2010
	(millions of dollars)
Corporate and financing earnings	$(646)	$(506)	$(1,824)	$(1,670)

Corporate and financing expenses were $646 million during the third quarter of 2011, up $140 million from the third quarter of 2010, mainly due to tax items.

Corporate and financing expenses were $1,824 million for the first nine months of 2011, up $154 million from 2010.

LIQUIDITY AND CAPITAL RESOURCES

	Third Quarter		First Nine Months
	2011	2010	2011	2010
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			$44,594	$35,358
Investing activities			(20,153)	(17,124)
Financing activities			(21,211)	(16,494)
Effect of exchange rate changes			(33)	(189)

Increase/(decrease) in cash and cash equivalents			$3,197	$1,551

Cash and cash equivalents (at end of period)			$11,022	$12,244
Cash and cash equivalents – restricted (at end of period)			233	0

Total cash and cash equivalents (at end of period)			$11,255	$12,244

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	$14,849	$13,077	$44,594	$35,358
Sales of subsidiaries, investments and property, plant and equipment	1,408	755	4,246	1,607

Cash flow from operations and asset sales	$16,257	$13,832	$48,840	$36,965

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider asset sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities.

Total cash and cash equivalents of $11.3 billion at the end of the third quarter of 2011 compared to $12.2 billion at the end of the third quarter of 2010.

Cash provided by operating activities totaled $44.6 billion for the first nine months of 2011, $9.2 billion higher than 2010. The major source of funds was net income including noncontrolling interests of $32.5 billion, adjusted for the noncash provision of $11.5 billion for depreciation and depletion, both of which increased. Changes in operational working capital added to cash flows in both periods. For additional details, see the Condensed Consolidated Statement of Cash Flows on page 5.

Investing activities for the first nine months of 2011 used net cash of $20.2 billion compared to $17.1 billion in the prior year. Spending for additions to property, plant and equipment increased $3.1 billion to $22.3 billion. Proceeds from the sale of subsidiaries, investments, and property, plant and equipment increased $2.6 billion to $4.2 billion. Additional investments and advances increased $2.7 billion to $3.1 billion.

Cash flow from operations and asset sales in the third quarter of 2011 of $16.3 billion, including asset sales of $1.4 billion, increased $2.4 billion from the comparable 2010 period. Cash flow from operations and asset sales in the first nine months of 2011 of $48.8 billion, including asset sales of $4.2 billion, was up $11.9 billion from 2010.

Net cash used in financing activities of $21.2 billion in the first nine months of 2011 was $4.7 billion higher than 2010, primarily reflecting a higher level of purchases of shares of ExxonMobil stock.

During the third quarter of 2011, Exxon Mobil Corporation purchased 72 million shares of its common stock for the treasury at a gross cost of $5.5 billion. These purchases included $5 billion to reduce the number of shares outstanding, with the balance used to offset shares issued in conjunction with the company’s benefit plans and programs. Shares outstanding decreased from 4,862 million at the end of the second quarter to 4,793 million at the end of the third quarter. Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed to shareholders a total of $7.3 billion in the third quarter of 2011 through dividends and share purchases to reduce shares outstanding.

Total debt of $16.8 billion at September 30, 2011 compared to $15.0 billion at year-end 2010. The Corporation’s debt to total capital ratio was 9.4 percent at the end of the third quarter of 2011 compared to 9.0 percent at year-end 2010.

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

Litigation and other contingencies are discussed in note 2 to the unaudited condensed consolidated financial statements.

TAXES

	Third Quarter		First Nine Months
	2011	2010	2011	2010
	(millions of dollars)
Income taxes	$8,009	$5,297	$23,734	$15,750
Effective income tax rate	47%	45%	46%	46%
Sales-based taxes	8,484	7,172	25,013	20,933
All other taxes and duties	11,084	10,071	32,575	28,664

Total	$27,577	$22,540	$81,322	$65,347

Income, sales-based and all other taxes and duties for the third quarter of 2011 of $27,577 million were $5,037 million higher than the third quarter of 2010. Income tax expense increased $2,712 million to $8,009 million reflecting the higher level of earnings and a higher effective tax rate which was 47 percent compared to 45 percent in the prior year period. Sales-based taxes and all other taxes and duties increased in 2011 reflecting higher prices.

Income, sales-based and all other taxes and duties for the first nine months of 2011 of $81,322 million were $15,975 million higher than the comparable period in 2010. Income tax expense increased $7,984 million to $23,734 million reflecting the higher level of earnings. The effective tax rate was 46 percent in both periods. Sales-based taxes and all other taxes and duties increased in 2011 reflecting higher prices.

CAPITAL AND EXPLORATION EXPENDITURES

	Third Quarter		First Nine Months
	2011	2010	2011	2010
	(millions of dollars)
Upstream (including exploration expenses)	$7,752	$7,632	$24,088	$18,520
Downstream	541	558	1,475	1,816
Chemical	321	525	1,122	1,697
Other	6	54	62	132

Total	$8,620	$8,769	$26,747	$22,165

In the third quarter of 2011, capital and exploration expenditures were $8.6 billion, consistent with the third quarter of 2010.

Capital and exploration expenditures were a record $26.7 billion in the first nine months of 2011, up 21 percent from the first nine months of 2010. ExxonMobil is investing at record levels and pursuing new opportunities to meet growing energy demand while supporting economic growth, including job creation.

ExxonMobil continues with plans to invest between $33 billion and $37 billion per year over the next several years to develop new energy supplies to meet growing world demand. Actual spending could vary depending on the progress of individual projects.

FORWARD-LOOKING STATEMENTS

Statements relating to future plans, projections, events or conditions are forward-looking statements. Actual results, including project plans, costs, timing, and capacities; capital and exploration expenditures; and share purchase levels, could differ materially due to factors including: changes in oil or gas prices or other market or economic conditions affecting the oil and gas industry, including the scope and duration of economic recessions; the outcome of exploration and development efforts; changes in law or government regulation, including tax and environmental requirements; the outcome of commercial negotiations; changes in technical or operating conditions; and other factors discussed under the heading “Factors Affecting Future Results” in the “Investors” section of our website and in Item 1A of ExxonMobil’s 2010 Form 10-K. We assume no duty to update these statements as of any future date.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the nine months ended September 30, 2011, does not differ materially from that discussed under Item 7A of the registrant’s Annual Report on Form 10-K for 2010.

Item 4.	Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of September 30, 2011. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Regarding a matter previously reported in the Corporation’s Form 10-K for 2008, on September 8, 2011, Exxon Mobil Corporation paid a civil penalty of $99,600 to resolve allegations brought by the Louisiana Department of Environmental Quality relating to emissions exceedances from the wet gas scrubber and wastewater treatment system at the Corporation’s refinery located in Baton Rouge, Louisiana.

With respect to a matter previously reported in the Corporation’s Form 10-Q for the second quarter of 2011, on October 4, 2011, XTO Energy Inc. (XTO), without admitting any factual or legal allegations, and the New Mexico Environment Department (NMED) agreed to a settlement for XTO’s alleged violations of the New Mexico Air Quality Control Act and implementing regulations for failure to obtain appropriate permits or registrations for compressor engines and other equipment located at XTO operating sites within the state. XTO is in the process of applying for and obtaining appropriate permits and registrations for its equipment. The settlement, through a Stipulated Final Compliance Order, requires XTO to pay NMED $421,340 to resolve the matter.

On April 14, 2011, the Attorney General for the State of New York filed a complaint against ExxonMobil Oil Corporation in New York Supreme Court for Albany County alleging that petroleum was discharged at a former Mobil petroleum terminal at Lighthouse Point in Ogdensburg, New York, causing contamination of soil and groundwater. On May 11, 2011, ExxonMobil filed its answer denying the substantive allegations of the complaint. The complaint does not include a specific penalty demand, but it is possible that the final penalty could exceed $100,000.

As a result of the July 1, 2011, discharge of crude oil into the Yellowstone River from the ExxonMobil Pipeline Company (EMPCO) Silvertip Pipeline in Billings, Montana, the Montana Department of Environmental Quality (MDEQ) has alleged that EMPCO violated Montana law, including the Montana Water Quality Act. EMPCO is in discussions with the MDEQ to resolve the matter, which could result in the assessment of a civil penalty in excess of $100,000.

On July 11, 2011, the U.S. Department of Transportation Pipeline & Hazardous Material Safety Administration (PHMSA) issued a Final Order finding that ExxonMobil Pipeline Company (EMPCO) violated PHMSA requirements by failing to establish a written procedure for the removal of a temperature probe from a gasoline storage tank at its petroleum terminal in Spokane, Washington. The removal of the temperature probe caused a release of petroleum from the tank, which was promptly addressed by the facility. PHMSA assessed a civil penalty of $100,000 in the Final Order. EMPCO filed a Petition for Reconsideration on August 3, 2011.

On August 3, 2011, Harris County filed a lawsuit against ExxonMobil Chemical Company in the 129th Judicial District Court in Houston, Texas, relating to alleged violations of the Clean Air Act at the Company’s Baytown Olefins Plant (BOP) in Texas. The petition alleged that BOP released in excess of 50 tons of propylene over a 52-day period beginning in April 2011 and that the Company failed to report the release in a timely manner. Harris County is seeking in excess of $1 million in penalties. ExxonMobil is contesting the late reporting allegation based on review of the regulations and believes there is a sound legal basis to demonstrate that ExxonMobil complied with the reporting requirements. With regard to the release, initial analyses indicate no negative impacts to human health or the environment and the emissions did not exceed the permitted maximum allowable emissions rates. Efforts to resolve this matter are underway.

Refer to the relevant portions of note 2 on pages 7 and 8 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended September 30, 2011

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs
July, 2011	21,013,102	$82.63	21,013,102

August, 2011	26,667,467	$73.17	26,667,467

September, 2011	24,576,599	$72.44	24,576,599

Total	72,257,168	$75.67	72,257,168	(See Note 1)

Note 1 —	On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding. The announcement did not specify an amount or expiration date. The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases. In its most recent earnings release dated October 27, 2011, the Corporation stated that fourth quarter 2011 share purchases to reduce shares outstanding are anticipated to equal $5 billion. Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

Item 6.	Exhibits

Exhibit	Description

10(iii)(f.4)	Standing resolution for non-employee director cash fees dated October 26, 2011

31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.

31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.

31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.

32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.

32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.

32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.

101	Interactive Data Files.

EXXON MOBIL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION

Date: November 3, 2011	By:	/s/ Patrick T. Mulva
		Name:	Patrick T. Mulva
		Title:	Vice President, Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit	Description

10(iii)(f.4)	Standing resolution for non-employee director cash fees dated October 26, 2011

31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.

31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.

31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.

32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.

32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.

32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.

101	Interactive Data Files.