Form 10-Q
period 2012-03-31
EXXON MOBIL CORP
filed 2012-05-03
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2012
Common stock, without par value	4,676,165,291

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars)

	Three Months Ended March 31,
	2012	2011
REVENUES AND OTHER INCOME
Sales and other operating revenue (1)	$119,189	$109,251
Income from equity affiliates	4,210	3,827
Other income	654	926

Total revenues and other income	124,053	114,004

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases	69,825	60,497
Production and manufacturing expenses	9,850	9,520
Selling, general and administrative expenses	3,601	3,627
Depreciation and depletion	3,842	3,761
Exploration expenses, including dry holes	522	334
Interest expense	107	29
Sales-based taxes (1)	8,493	7,916
Other taxes and duties	10,298	9,403

Total costs and other deductions	106,538	95,087

Income before income taxes	17,515	18,917
Income taxes	7,716	8,004

Net income including noncontrolling interests	9,799	10,913
Net income attributable to noncontrolling interests	349	263

Net income attributable to ExxonMobil	$9,450	$10,650

Earnings per common share (dollars)	$2.00	$2.14

Earnings per common share - assuming dilution (dollars)	$2.00	$2.14

Dividends per common share (dollars)	$0.47	$0.44

(1) Sales-based taxes included in sales and other operating revenue	$8,493	$7,916

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions of dollars)

	Three Months Ended March 31,
	2012	2011
Net income including noncontrolling interests	$9,799	$10,913
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	1,045	1,334
Adjustment for foreign exchange translation loss included in net income	67	—
Postretirement benefits reserves adjustment (excluding amortization)	(404)	(405)
Amortization of postretirement benefits reserves adjustment included in net periodic benefit costs	393	310
Change in fair value of cash flow hedges	—	3
Realized (gain)/loss from settled cash flow hedges included in net income	—	(19)

Total other comprehensive income	1,101	1,223

Comprehensive income including noncontrolling interests	10,900	12,136
Comprehensive income attributable to noncontrolling interests	325	319

Comprehensive income attributable to ExxonMobil	$10,575	$11,817

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars)

	Mar. 31, 2012	Dec. 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$18,670	$12,664
Cash and cash equivalents – restricted	477	404
Notes and accounts receivable – net	35,844	38,642
Inventories
Crude oil, products and merchandise	11,343	11,665
Materials and supplies	3,406	3,359
Other current assets	6,420	6,229

Total current assets	76,160	72,963
Investments, advances and long-term receivables	34,527	34,333
Property, plant and equipment – net	214,602	214,664
Other assets, including intangibles, net	8,434	9,092
Assets held for sale	11,429	—

Total assets	$345,152	$331,052

LIABILITIES
Current liabilities
Notes and loans payable	$6,419	$7,711
Accounts payable and accrued liabilities	59,084	57,067
Income taxes payable	14,491	12,727

Total current liabilities	79,994	77,505
Long-term debt	9,231	9,322
Postretirement benefits reserves	23,559	24,994
Deferred income tax liabilities	36,286	36,618
Other long-term obligations	23,049	21,869
Liabilities associated with assets held for sale	8,916	—

Total liabilities	181,035	170,308

Commitments and contingencies (Note 2)

EQUITY
Common stock without par value:
Authorized: 9,000 million shares
Issued: 8,019 million shares	9,007	9,512
Earnings reinvested	338,168	330,939
Accumulated other comprehensive income	(7,998)	(9,123)
Common stock held in treasury:
3,343 million shares at March 31, 2012	(182,165)
3,285 million shares at December 31, 2011		(176,932)

ExxonMobil share of equity	157,012	154,396
Noncontrolling interests	7,105	6,348

Total equity	164,117	160,744

Total liabilities and equity	$345,152	$331,052

The number of shares of common stock issued and outstanding at March 31, 2012 and December 31, 2011 were 4,676,165,291 and 4,733,948,268, respectively.

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$9,799	$10,913
Depreciation and depletion	3,842	3,761
Changes in operational working capital, excluding cash and debt	5,792	2,887
All other items – net	(146)	(705)

Net cash provided by operating activities	19,287	16,856

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(7,843)	(7,051)
Proceeds associated with sales of subsidiaries, property, plant and equipment, and sales and returns of investments	2,513	1,341
Other investing activities – net	(21)	357

Net cash used in investing activities	(5,351)	(5,353)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	129	98
Reductions in long-term debt	(5)	(29)
Additions/(reductions) in short-term debt – net	(527)	743
Cash dividends to ExxonMobil shareholders	(2,221)	(2,188)
Cash dividends to noncontrolling interests	(96)	(95)
Changes in noncontrolling interests	212	(9)
Common stock acquired	(5,704)	(5,653)
Common stock sold	82	384

Net cash used in financing activities	(8,130)	(6,749)

Effects of exchange rate changes on cash	200	254

Increase/(decrease) in cash and cash equivalents	6,006	5,008
Cash and cash equivalents at beginning of period	12,664	7,825

Cash and cash equivalents at end of period	$18,670	$12,833

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$5,416	$5,173
Cash interest paid	$99	$103

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(millions of dollars)

	ExxonMobil Share of Equity
	Common Stock	Earnings Reinvested	Accumulated Other Compre- hensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2010	$9,371	$298,899	$(4,823)	$(156,608)	$146,839	$5,840	$152,679
Amortization of stock-based awards	203	—	—	—	203	—	203
Tax benefits related to stock-based awards	81	—	—	—	81	—	81
Other	(499)	—	—	—	(499)	(4)	(503)

Net income for the period	—	10,650	—	—	10,650	263	10,913
Dividends – common shares	—	(2,188)	—	—	(2,188)	(95)	(2,283)

Other comprehensive income	—	—	1,167	—	1,167	56	1,223

Acquisitions, at cost	—	—	—	(5,653)	(5,653)	(9)	(5,662)
Dispositions	—	—	—	880	880	—	880

Balance as of March 31, 2011	$9,156	$307,361	$(3,656)	$(161,381)	$151,480	$6,051	$157,531

Balance as of December 31, 2011	$9,512	$330,939	$(9,123)	$(176,932)	$154,396	$6,348	$160,744
Amortization of stock-based awards	226	—	—	—	226	—	226
Tax benefits related to stock-based awards	22	—	—	—	22	—	22
Other	(753)	—	—	—	(753)	544	(209)

Net income for the period	—	9,450	—	—	9,450	349	9,799
Dividends – common shares	—	(2,221)	—	—	(2,221)	(96)	(2,317)

Other comprehensive income	—	—	1,125	—	1,125	(24)	1,101

Acquisitions, at cost	—	—	—	(5,704)	(5,704)	(16)	(5,720)
Dispositions	—	—	—	471	471	—	471

Balance as of March 31, 2012	$9,007	$338,168	$(7,998)	$(182,165)	$157,012	$7,105	$164,117

	Three Months Ended March 31, 2012				Three Months Ended March 31, 2011
Common Stock Share Activity	Issued	Held in Treasury	Outstanding		Issued	Held in Treasury	Outstanding
	(millions of shares)				(millions of shares)
Balance as of December 31	8,019	(3,285)	4,734		8,019	(3,040)	4,979
Acquisitions	—	(66)	(66)		—	(69)	(69)
Dispositions	—	8	8		—	16	16

Balance as of March 31	8,019	(3,343)	4,676		8,019	(3,093)	4,926

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Financial Statement Preparation

These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Corporation’s 2011 Annual Report on Form 10-K. In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. The Corporation’s exploration and production activities are accounted for under the “successful efforts” method.

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

On June 30, 2011, a state district court jury in Baltimore County, Maryland returned a verdict against Exxon Mobil Corporation in Allison, et al v. Exxon Mobil Corporation, a case involving an accidental 26,000 gallon gasoline leak at a suburban Baltimore service station. The verdict included approximately $497 million in compensatory damages and approximately $1.0 billion in punitive damages in a finding that ExxonMobil fraudulently misled the plaintiff-residents about the events leading up to the leak, the leak’s discovery, and the nature and extent of any groundwater contamination. ExxonMobil believes the verdict is not justified by the evidence and that the amount of the compensatory award is grossly excessive and the imposition of punitive damages is improper and unconstitutional. The trial court denied a post-trial motion that ExxonMobil filed to overturn the punitive damages verdict. Following the entry of a final judgment, ExxonMobil will appeal the verdict and judgment. In an earlier trial involving the same leak and different plaintiffs, the jury awarded compensatory damages but rejected the plaintiffs’ punitive damages claims. Those plaintiffs did not appeal the jury’s denial of punitive damages. On February 9, 2012, the Maryland Court of Special Appeals reversed in part and affirmed in part the trial court’s decision on compensatory damages in that case. Both the plaintiffs and ExxonMobil have filed petitions for writs of certiorari with the Maryland Court of Appeals seeking reversals of portions of the Court of Special Appeals’ decision. The ultimate outcome of all of this litigation is not expected to have a material adverse effect upon the Corporation’s operations, financial condition, or financial statements taken as a whole.

Other Contingencies

The Corporation and certain of its consolidated subsidiaries were contingently liable at March 31, 2012 for guarantees relating to notes, loans and performance under contracts. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	As of March 31, 2012
	Equity Company Obligations (1)	Other Third Party Obligations	Total
	(millions of dollars)
Guarantees
Debt-related	$1,741	$64	$1,805
Other	5,059	3,850	8,909

Total	$6,800	$3,914	$10,714

(1)	ExxonMobil share

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation’s outstanding unconditional purchase obligations at March 31, 2012, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

In accordance with a nationalization decree issued by Venezuela’s president in February 2007, by May 1, 2007 a subsidiary of the Venezuelan National Oil Company (PdVSA) assumed the operatorship of the Cerro Negro Heavy Oil Project. This Project had been operated and owned by ExxonMobil affiliates holding a 41.67 percent ownership interest in the Project. The decree also required conversion of the Cerro Negro Project into a “mixed enterprise” and an increase in PdVSA’s or one of its affiliate’s ownership interest in the Project, with the stipulation that if ExxonMobil refused to accept the terms for the formation of the mixed enterprise within a specified period of time, the government would “directly assume the activities” carried out by the joint venture. ExxonMobil refused to accede to the terms proffered by the government, and on June 27, 2007, the government expropriated ExxonMobil’s 41.67 percent interest in the Cerro Negro Project. ExxonMobil’s remaining net book investment in Cerro Negro producing assets is about $750 million.

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

3.	Other Comprehensive Income Information

	ExxonMobil Share of Accumulated Other Comprehensive Income
	Cumulative Foreign Exchange Translation Adjustment	Postretirement Benefits Reserves Adjustment	Unrealized Change in Fair Value on Cash Flow Hedges	Total
	(millions of dollars)
Balance as of December 31, 2010	$5,011	$(9,889)	$55	$(4,823)
Current period change excluding amounts reclassified from accumulated other comprehensive income	1,249	(362)	3	890
Amounts reclassified from accumulated other comprehensive income	—	296	(19)	277

Total change in accumulated other comprehensive income	1,249	(66)	(16)	1,167

Balance as of March 31, 2011	$6,260	$(9,955)	$39	$(3,656)

Balance as of December 31, 2011	$4,168	$(13,291)	$—	$(9,123)
Current period change excluding amounts reclassified from accumulated other comprehensive income	1,065	(366)	—	699
Amounts reclassified from accumulated other comprehensive income	52	374	—	426

Total change in accumulated other comprehensive income	1,117	8	—	1,125

Balance as of March 31, 2012	$5,285	$(13,283)	$—	$(7,998)

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
INCOME TAX (EXPENSE)/CREDIT FOR COMPONENTS OF OTHER COMPREHENSIVE INCOME
Foreign exchange translation adjustment	$(60)	$(36)
Postretirement benefits reserves adjustment
Postretirement benefits reserves adjustment (excluding amortization)	161	177
Amortization of postretirement benefits reserves adjustment included in net periodic benefit costs	(189)	(155)
Unrealized change in fair value on cash flow hedges
Change in fair value of cash flow hedges	—	(2)
Realized (gain)/loss from settled cash flow hedges included in net income	—	12

Total	$(88)	$(4)

4.	Earnings Per Share

	Three Months Ended March 31,
	2012	2011
Earnings per common share
Net income attributable to ExxonMobil (millions of dollars)	$9,450	$10,650

Weighted average number of common shares outstanding (millions of shares)	4,715	4,963

Earnings per common share (dollars)	$2.00	$2.14

Earnings per common share - assuming dilution
Net income attributable to ExxonMobil (millions of dollars)	$9,450	$10,650

Weighted average number of common shares outstanding (millions of shares)	4,715	4,963
Effect of employee stock-based awards	1	8

Weighted average number of common shares outstanding - assuming dilution	4,716	4,971

Earnings per common share - assuming dilution (dollars)	$2.00	$2.14

5.	Pension and Other Postretirement Benefits

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
Pension Benefits - U.S.
Components of net benefit cost
Service cost	$156	$125
Interest cost	205	198
Expected return on plan assets	(190)	(192)
Amortization of actuarial loss/(gain) and prior service cost	146	123
Net pension enhancement and curtailment/settlement cost	123	101

Net benefit cost	$440	$355

Pension Benefits - Non-U.S.
Components of net benefit cost
Service cost	$168	$139
Interest cost	298	316
Expected return on plan assets	(289)	(290)
Amortization of actuarial loss/(gain) and prior service cost	254	184
Net pension enhancement and curtailment/settlement cost	6	—

Net benefit cost	$437	$349

Other Postretirement Benefits
Components of net benefit cost
Service cost	$33	$26
Interest cost	103	103
Expected return on plan assets	(11)	(10)
Amortization of actuarial loss/(gain) and prior service cost	53	57

Net benefit cost	$178	$176

6.	Financial Instruments

The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. The estimated fair value of total long-term debt, including capitalized lease obligations, was $9.7 billion at March 31, 2012, and $9.8 billion at December 31, 2011, as compared to recorded book values of $9.2 billion at March 31, 2012, and $9.3 billion at December 31, 2011. The fair value of long-term debt by hierarchy level at March 31, 2012 is shown below:

	As of March 31, 2012
	Level 1	Level 2	Level 3	Total
	(millions of dollars)
Long-term debt fair value	$6,731	$2,576	$387	$9,694

The fair value hierarchy for long-term debt is primarily Level 1 and represents quoted prices in active markets. Level 2 includes debt whose fair value is based upon a publicly available index. The Level 3 amount is primarily capitalized leases whose value is typically determined through the use of present value and specific contract terms.

7.	Disclosures about Segments and Related Information

	Three Months Ended March 31,
	2012	2011
	(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	$1,010	$1,279
Non-U.S.	6,792	7,396
Downstream
United States	603	694
Non-U.S.	983	405
Chemical
United States	433	669
Non-U.S.	268	847
All other	(639)	(640)

Corporate total	$9,450	$10,650

SALES AND OTHER OPERATING REVENUE (1)
Upstream
United States	$2,967	$3,286
Non-U.S.	7,896	8,878
Downstream
United States	30,909	27,537
Non-U.S.	67,018	59,191
Chemical
United States	3,927	3,647
Non-U.S.	6,468	6,708
All other	4	4

Corporate total	$119,189	$109,251

(1) Includes sales-based taxes

INTERSEGMENT REVENUE
Upstream
United States	$2,492	$2,359
Non-U.S.	12,170	12,305
Downstream
United States	5,510	4,530
Non-U.S.	17,169	16,501
Chemical
United States	3,128	2,816
Non-U.S.	2,693	2,450
All other	70	64

8.	Accounting for Suspended Exploratory Well Costs

For the category of exploratory well costs at year-end 2011 that were suspended more than one year, a total of $88 million was expensed in the first three months of 2012.

9.	Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the deferred interest debentures due 2012 ($2,735 million) of SeaRiver Maritime Financial Holdings, Inc., a 100-percent-owned subsidiary of Exxon Mobil Corporation.

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

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of comprehensive income for three months ended March 31, 2012
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$4,479	$—	$114,710	$—	$119,189
Income from equity affiliates	9,396	5	4,171	(9,362)	4,210
Other income	124	—	530	—	654
Intercompany revenue	14,407	1	116,500	(130,908)	—

Total revenues and other income	28,406	6	235,911	(140,270)	124,053

Costs and other deductions
Crude oil and product purchases	15,384	—	182,335	(127,894)	69,825
Production and manufacturing expenses	1,981	—	9,319	(1,450)	9,850
Selling, general and administrative expenses	801	—	2,963	(163)	3,601
Depreciation and depletion	404	—	3,438	—	3,842
Exploration expenses, including dry holes	117	—	405	—	522
Interest expense	149	73	1,306	(1,421)	107
Sales-based taxes	—	—	8,493	—	8,493
Other taxes and duties	10	—	10,288	—	10,298

Total costs and other deductions	18,846	73	218,547	(130,928)	106,538

Income before income taxes	9,560	(67)	17,364	(9,342)	17,515
Income taxes	110	(27)	7,633	—	7,716

Net income including noncontrolling interests	9,450	(40)	9,731	(9,342)	9,799
Net income attributable to noncontrolling interests	—	—	349	—	349

Net income attributable to ExxonMobil	$9,450	$(40)	$9,382	$(9,342)	$9,450

Comprehensive income attributable to ExxonMobil	$10,575	$(40)	$10,423	$(10,383)	$10,575

	Consolidating	Consolidating	Consolidating	Consolidating	Consolidating
	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated statement of comprehensive income for three months ended March 31, 2011
Revenues and other income
Sales and other operating revenue, including sales-based taxes	$4,247	$—	$105,004	$—	$109,251
Income from equity affiliates	11,154	(4)	3,795	(11,118)	3,827
Other income	30	—	896	—	926
Intercompany revenue	12,228	1	107,781	(120,010)	—

Total revenues and other income	27,659	(3)	217,476	(131,128)	114,004

Costs and other deductions
Crude oil and product purchases	14,106	—	163,771	(117,380)	60,497
Production and manufacturing expenses	1,877	—	8,989	(1,346)	9,520
Selling, general and administrative expenses	730	—	3,069	(172)	3,627
Depreciation and depletion	386	—	3,375	—	3,761
Exploration expenses, including dry holes	64	—	270	—	334
Interest expense	54	68	1,039	(1,132)	29
Sales-based taxes	—	—	7,916	—	7,916
Other taxes and duties	9	—	9,394	—	9,403

Total costs and other deductions	17,226	68	197,823	(120,030)	95,087

Income before income taxes	10,433	(71)	19,653	(11,098)	18,917
Income taxes	(217)	(25)	8,246	—	8,004

Net income including noncontrolling interests	10,650	(46)	11,407	(11,098)	10,913
Net income attributable to noncontrolling interests	—	—	263	—	263

Net income attributable to ExxonMobil	$10,650	$(46)	$11,144	$(11,098)	$10,650

Comprehensive income attributable to ExxonMobil	$11,817	$(46)	$12,253	$(12,207)	$11,817

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated balance sheet as of March 31, 2012
Cash and cash equivalents	$881	$—	$17,789	$—	$18,670
Cash and cash equivalents - restricted	336	—	141	—	477
Notes and accounts receivable - net	2,753	12	33,687	(608)	35,844
Inventories	1,620	—	13,129	—	14,749
Other current assets	770	—	5,650	—	6,420

Total current assets	6,360	12	70,396	(608)	76,160
Property, plant and equipment - net	19,843	—	194,759	—	214,602
Investments and other assets	269,984	398	491,194	(718,615)	42,961
Assets held for sale	—	—	11,429	—	11,429
Intercompany receivables	16,782	2,862	564,477	(584,121)	—

Total assets	$312,969	$3,272	$1,332,255	$(1,303,344)	$345,152

Notes and loans payable	$1,434	$2,735	$2,250	$—	$6,419
Accounts payable and accrued liabilities	3,462	43	55,579	—	59,084
Income taxes payable	—	—	15,099	(608)	14,491

Total current liabilities	4,896	2,778	72,928	(608)	79,994
Long-term debt	354	—	8,877	—	9,231
Postretirement benefits reserves	12,720	—	10,839	—	23,559
Deferred income tax liabilities	1,408	—	34,878	—	36,286
Other long-term liabilities	4,936	—	18,113	—	23,049
Liabilities associated with assets held for sale	—	—	8,916	—	8,916
Intercompany payables	131,643	382	452,096	(584,121)	—

Total liabilities	155,957	3,160	606,647	(584,729)	181,035

Earnings reinvested	338,168	(1,072)	150,747	(149,675)	338,168
Other ExxonMobil equity	(181,156)	1,184	567,756	(568,940)	(181,156)

ExxonMobil share of equity	157,012	112	718,503	(718,615)	157,012
Noncontrolling interests	—	—	7,105	—	7,105

Total equity	157,012	112	725,608	(718,615)	164,117

Total liabilities and equity	$312,969	$3,272	$1,332,255	$(1,303,344)	$345,152

Condensed consolidated balance sheet as of December 31, 2011
Cash and cash equivalents	$1,354	$—	$11,310	$—	$12,664
Cash and cash equivalents - restricted	239	—	165	—	404
Notes and accounts receivable - net	2,719	—	36,569	(646)	38,642
Inventories	1,634	—	13,390	—	15,024
Other current assets	353	—	5,876	—	6,229

Total current assets	6,299	—	67,310	(646)	72,963
Property, plant and equipment - net	19,687	—	194,977	—	214,664
Investments and other assets	260,410	393	485,157	(702,535)	43,425
Assets held for sale	—	—	—	—	—
Intercompany receivables	17,325	2,726	543,844	(563,895)	—

Total assets	$303,721	$3,119	$1,291,288	$(1,267,076)	$331,052

Notes and loans payable	$1,851	$2,662	$3,198	$—	$7,711
Accounts payable and accrued liabilities	3,117	57	53,893	—	57,067
Income taxes payable	—	2	13,371	(646)	12,727

Total current liabilities	4,968	2,721	70,462	(646)	77,505
Long-term debt	293	—	9,029	—	9,322
Postretirement benefits reserves	12,344	—	12,650	—	24,994
Deferred income tax liabilities	1,450	—	35,168	—	36,618
Other long-term liabilities	5,215	—	16,654	—	21,869
Liabilities associated with assets held for sale	—	—	—	—	—
Intercompany payables	125,055	386	438,454	(563,895)	—

Total liabilities	149,325	3,107	582,417	(564,541)	170,308

Earnings reinvested	330,939	(1,032)	141,467	(140,435)	330,939
Other ExxonMobil equity	(176,543)	1,044	561,056	(562,100)	(176,543)

ExxonMobil share of equity	154,396	12	702,523	(702,535)	154,396
Noncontrolling interests	—	—	6,348	—	6,348

Total equity	154,396	12	708,871	(702,535)	160,744

Total liabilities and equity	$303,721	$3,119	$1,291,288	$(1,267,076)	$331,052

	Exxon Mobil Corporation Parent Guarantor	SeaRiver Maritime Financial Holdings, Inc.	All Other Subsidiaries	Consolidating and Eliminating Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of cash flows for three months ended March 31, 2012
Cash provided by/(used in) operating activities	$1,110	$—	$18,279	$(102)	$19,287

Cash flows from investing activities
Additions to property, plant and equipment	(641)	—	(7,202)	—	(7,843)
Proceeds Associated with sales of long-term assets	265	—	2,248	—	2,513
Net intercompany investing	7,150	(136)	(7,343)	329	—
All other investing, net	(97)	—	76	—	(21)

Net cash provided by/(used in) investing activities	6,677	(136)	(12,221)	329	(5,351)

Cash flows from financing activities
Additions to long-term debt	—	—	129	—	129
Reductions in long-term debt	—	—	(5)	—	(5)
Additions/(reductions) in short-term debt - net	(417)	—	(110)	—	(527)
Cash dividends	(2,221)	—	(102)	102	(2,221)
Net ExxonMobil shares sold/(acquired)	(5,622)	—	—	—	(5,622)
Net intercompany financing activity	—	(4)	193	(189)	—
All other financing, net	—	140	116	(140)	116

Net cash provided by/(used in) financing activities	(8,260)	136	221	(227)	(8,130)

Effects of exchange rate changes on cash	—	—	200	—	200

Increase/(decrease) in cash and cash equivalents	$(473)	$—	$6,479	$—	$6,006

Condensed consolidated statement of cash flows for three months ended March 31, 2011
Cash provided by/(used in) operating activities	$(36)	$1	$16,992	$(101)	$16,856

Cash flows from investing activities
Additions to property, plant and equipment	(600)	—	(6,451)	—	(7,051)
Proceeds Associated with sales of long-term assets	39	—	1,302	—	1,341
Net intercompany investing	7,232	(176)	(7,457)	401	—
All other investing, net	146	—	211	—	357

Net cash provided by/(used in) investing activities	6,817	(176)	(12,395)	401	(5,353)

Cash flows from financing activities
Additions to long-term debt	—	—	98	—	98
Reductions in long-term debt	—	—	(29)	—	(29)
Additions/(reductions) in short-term debt - net	734	—	9	—	743
Cash dividends	(2,188)	—	(101)	101	(2,188)
Net ExxonMobil shares sold/(acquired)	(5,269)	—	—	—	(5,269)
Net intercompany financing activity	—	—	226	(226)	—
All other financing, net	—	175	(104)	(175)	(104)

Net cash provided by/(used in) financing activities	(6,723)	175	99	(300)	(6,749)

Effects of exchange rate changes on cash	—	—	254	—	254

Increase/(decrease) in cash and cash equivalents	$58	$—	$4,950	$—	$5,008

10.	Assets Held for Sale

On January 29, 2012, the Corporation announced that it had entered into an agreement which will result in the restructuring of its Downstream and Chemical holdings in Japan. Under the agreement, TonenGeneral Sekiyu K. K. (TG), a consolidated subsidiary owned 50 percent by the Corporation, will purchase for approximately $3.9 billion the Corporation’s shares of a wholly-owned affiliate in Japan, ExxonMobil Yugen Kaisha, which will result in TG acquiring approximately 200 million of its shares currently owned by the Corporation along with other assets. As a result of the restructuring the Corporation’s effective ownership of TG will be reduced to approximately 22 percent. The purchase price is subject to adjustments including changes in working capital. Closing is anticipated in mid-2012.

The major classes of assets and liabilities classified as held for sale at March 31, 2012, were as follows:

(millions of dollars)
Assets
Current Assets
Cash	$10
Notes and accounts receivable, net (1)	4,001
Inventories (2)	2,060
Other current assets	1,102

Total current assets	7,173
Net property, plant and equipment	4,491
Other assets	887

Total assets	$12,551

Liabilities
Current Liabilities
Notes and loans payable (3)	$741
Accounts payable and accrued liabilities (1)	7,460

Total current liabilities	8,201
Long-term debt	21
Postretirement benefits reserves	1,988
Other long-term obligations	778

Total liabilities	$10,988

Equity
ExxonMobil share of equity (4)	$(350)
Noncontrolling interests	1,913

Total equity	$1,563

Total liabilities and equity	$12,551

(1)	Accounts receivable includes $1,122 million of intercompany receivables, and accounts payable includes $2,072 million of intercompany payables that are eliminated in the Exxon Mobil Corporation Consolidated Balance Sheet.

(2)	The aggregate replacement cost of inventories was estimated to exceed their LIFO carrying values by $3.1 billion at March 31, 2012.

(3)	On March 31, 2012, Japan’s unused credit lines for short-term financing were $1.2 billion.

(4)	On the date the Corporation transfers control to TG, the ExxonMobil share of accumulated other comprehensive income will be recycled into earnings. At March 31, 2012, the total accumulated other comprehensive income was $1,503 million.

EXXON MOBIL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	First Three Months
Earnings (U.S. GAAP)	2012	2011
	(millions of dollars)
Upstream
United States	$1,010	$1,279
Non-U.S.	6,792	7,396
Downstream
United States	603	694
Non-U.S.	983	405
Chemical
United States	433	669
Non-U.S.	268	847
Corporate and financing	(639)	(640)

Net Income attributable to ExxonMobil (U.S. GAAP)	$9,450	$10,650

Earnings per common share (dollars)	$2.00	$2.14
Earnings per common share - assuming dilution (dollars)	$2.00	$2.14

References in this discussion to total corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the income statement. Unless otherwise indicated, references to earnings, special items, Upstream, Downstream, Chemical and Corporate and Financing segment earnings, and earnings per share are ExxonMobil’s share after excluding amounts attributable to noncontrolling interests.

REVIEW OF FIRST QUARTER 2012 RESULTS

ExxonMobil results for the first quarter 2012 reflect our ongoing focus on developing and delivering energy needed to support job creation and economic growth. Despite continuing economic uncertainty, we are progressing our robust investment plans to meet the energy demands of the future.

In the first quarter, capital and exploration expenditures were $8.8 billion.

We continued to generate strong cash flow from operations and asset sales with $21.8 billion in the quarter.

First quarter earnings of $9,450 million were down 11 percent from the first quarter of 2011.

The Corporation distributed more than $7 billion to shareholders in the first quarter through dividends and share purchases to reduce shares outstanding.

	First Three Months
	2012	2011
	(millions of dollars)
Upstream earnings
United States	$1,010	$1,279
Non-U.S.	6,792	7,396

Total	$7,802	$8,675

Upstream earnings for the first three months were $7,802 million, down $873 million from the first quarter of 2011. Higher liquids and natural gas realizations increased earnings by $980 million. Lower sales volumes decreased earnings by $850 million. All other items, primarily higher operating expenses and the absence of gains on asset sales, decreased earnings by $1.0 billion.

On an oil-equivalent basis, production decreased over 5 percent from the first quarter of 2011. Excluding the impact of higher prices on entitlement volumes, OPEC quota effects and divestments, production was down 1 percent.

Liquids production totaled 2,214 kbd (thousands of barrels per day), down 185 kbd from the first quarter of 2011. Excluding the impact of higher prices on entitlement volumes, OPEC quota effects and divestments, liquids production was down less than 1 percent, as field decline was mostly offset by ramp-up of Angola and Iraq projects, and lower downtime.

First quarter natural gas production was 14,036 mcfd (millions of cubic feet per day), down 489 mcfd from 2011, mainly due to field decline and divestments.

Earnings from U.S. Upstream operations were $1,010 million, $269 million lower than the first quarter of 2011. Non-U.S. Upstream earnings were $6,792 million, down $604 million from the prior year.

	First Three Months
	2012	2011
	(millions of dollars)
Downstream earnings
United States	$603	$694
Non-U.S.	983	405

Total	$1,586	$1,099

First quarter Downstream earnings of $1,586 million were up $487 million from the first quarter of 2011. Lower margins decreased earnings $40 million. Volume and mix effects increased earnings by $210 million, while all other items, mainly gains on asset sales, increased earnings by $320 million. Petroleum product sales of 6,316 kbd were 49 kbd higher than last year’s first quarter.

Earnings from the U.S. Downstream were $603 million, down $91 million from the first quarter of 2011. Non-U.S. Downstream earnings of $983 million were $578 million higher than last year.

	First Three Months
	2012	2011
	(millions of dollars)
Chemical earnings
United States	$433	$669
Non-U.S.	268	847

Total	$701	$1,516

Chemical earnings of $701 million for the first three months were $815 million lower than the first quarter of 2011. Weaker margins decreased earnings by $520 million. Other items, including higher planned maintenance and the absence of favorable tax items, decreased earnings by $300 million. First quarter prime product sales of 6,337 kt (thousands of metric tons) were 15 kt higher than last year’s first quarter.

	First Three Months
	2012	2011
	(millions of dollars)
Corporate and financing earnings	$(639)	$(640)

Corporate and financing expenses were $639 million for the first quarter of 2012, consistent with the prior year.

LIQUIDITY AND CAPITAL RESOURCES

	First Three Months
	2012	2011
	(millions of dollars)
Net cash provided by/(used in)
Operating activities	$19,287	$16,856
Investing activities	(5,351)	(5,353)
Financing activities	(8,130)	(6,749)
Effect of exchange rate changes	200	254

Increase/(decrease) in cash and cash equivalents	$6,006	$5,008

Cash and cash equivalents (at end of period)	$18,670	$12,833
Cash and cash equivalents – restricted (at end of period)	477	401

Total cash and cash equivalents (at end of period)	$19,147	$13,234

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	$19,287	$16,856
Proceeds associated with sales of subsidiaries, property, plant and equipment, and sales and returns of investments	2,513	1,341

Cash flow from operations and asset sales	$21,800	$18,197

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider asset sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities.

Total cash and cash equivalents of $19.1 billion at the end of the first quarter of 2012 compared to $13.2 billion at the end of the first quarter of 2011.

Cash provided by operating activities totaled $19.3 billion for the first three months of 2012, $2.4 billion higher than 2011. The major source of funds was net income including noncontrolling interests of $9.8 billion, a decrease from the prior year period. The adjustment for the noncash provision of $3.8 billion for depreciation and depletion was flat with 2011. Changes in operational working capital added to cash flows in both periods. For additional details, see the Condensed Consolidated Statement of Cash Flows on page 6.

Investing activities for the first three months of 2012 used net cash of $5.4 billion which was flat when compared to the prior year. Spending for additions to property, plant and equipment increased $0.8 billion to $7.8 billion. Proceeds from asset sales increased $1.2 billion to $2.5 billion.

Cash flow from operations and asset sales for the first three months of 2012 of $21.8 billion, including asset sales of $2.5 billion, increased $3.6 billion from the comparable 2011 period.

Net cash used in financing activities of $8.1 billion in the first three months of 2012 was $1.4 billion higher than 2011, mostly reflecting a decrease in short-term debt.

During the first quarter of 2012, Exxon Mobil Corporation purchased 66 million shares of its common stock for the treasury at a gross cost of $5.7 billion. These purchases included $5 billion to reduce the number of shares outstanding, with the balance used to acquire shares in conjunction with the company’s benefit plans and programs. Shares outstanding decreased from 4,734 million at year-end 2011 to 4,676 million at the end of the first quarter 2012. Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed to shareholders a total of $7.2 billion in the first quarter of 2012 through dividends and share purchases to reduce shares outstanding.

Total debt of $15.7 billion, which excludes $0.8 billion classified as liabilities associated with assets held for sale (see Note 10), at March 31, 2012, compared to $17.0 billion at year-end 2011. The Corporation’s debt to total capital ratio was 8.7 percent at the end of the first quarter of 2012 compared to 9.6 percent at year-end 2011. The debt to capital ratio would have been 9.1 percent at the end of first quarter 2012 if the $0.8 billion of debt classified as liabilities associated with assets held for sale had been included.

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

Litigation and other contingencies are discussed in Note 2 to the unaudited condensed consolidated financial statements.

TAXES

	First Three Months
	2012	2011
	(millions of dollars)
Income taxes	$7,716	$8,004
Effective income tax rate	49%	47%
Sales-based taxes	8,493	7,916
All other taxes and duties	11,203	10,316

Total	$27,412	$26,236

Income, sales-based and all other taxes and duties totaled $27.4 billion for the first quarter of 2012, an increase of $1.2 billion from 2011. Income tax expense decreased by $0.3 billion to $7.7 billion reflecting the lower level of earnings. The effective income tax rate was 49 percent compared to 47 percent in the prior year period. Sales-based taxes and all other taxes and duties increased by $1.5 billion to $19.7 billion reflecting higher prices.

CAPITAL AND EXPLORATION EXPENDITURES

	First Three Months
	2012	2011
	(millions of dollars)
Upstream (including exploration expenses)	$8,079	$6,900
Downstream	439	450
Chemical	313	449
Other	3	22

Total	$8,834	$7,821

Capital and exploration expenditures were $8.8 billion, up 13 percent from the first quarter of 2011, as ExxonMobil continues with plans to invest about $37 billion per year over the next five years to develop new energy supplies to meet expected growth in demand. Actual spending could vary depending on the progress of individual projects.

FORWARD-LOOKING STATEMENTS

Statements relating to future plans, projections, events or conditions are forward-looking statements. Actual results, including project plans, costs, timing, and capacities; capital and exploration expenditures; resource recoveries; and share purchase levels, could differ materially due to factors including: changes in oil or gas prices or other market or economic conditions affecting the oil and gas industry, including the scope and duration of economic recessions; the outcome of exploration and development efforts; changes in law or government regulation, including tax and environmental requirements; the outcome of commercial negotiations; changes in technical or operating conditions; and other factors discussed under the heading “Factors Affecting Future Results” in the “Investors” section of our website and in Item 1A of ExxonMobil’s 2011 Form 10-K. We assume no duty to update these statements as of any future date.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2012, does not differ materially from that discussed under Item 7A of the registrant’s Annual Report on Form 10-K for 2011.

Item 4.	Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of March 31, 2012. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The United States Environmental Protection Agency (EPA) issued three administrative orders between June 23, 2011 and February 29, 2012 for XTO Energy Inc.’s (XTO) Coastal, Boggess and Fancher well and compressor pad locations in West Virginia for alleged violations of the Clean Water Act. The orders require a delineation to determine Clean Water Act jurisdiction for each site and a restoration plan to address unauthorized impacts to regulated waters. No formal demand has been made by the EPA, but in addition to the requirements contained in the orders, it is expected that the EPA will seek penalties from XTO in excess of $100,000 to resolve the matters at all of the sites.

Following an April 2011 inspection of ExxonMobil Pipeline Company’s (EMPCo) records of its pipeline integrity management program, on November 7, 2011, the U.S. Department of Transportation Pipeline & Hazardous Material Safety Administration (PHMSA) issued a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order asserting that 1) EMPCo failed to timely conduct hydro-pressure tests to establish Maximum Allowable Operating Pressures (MAOPs) for certain of its pipeline systems (proposed penalty of $109,500), 2) EMPCo inappropriately established a “Discovery” date for a pipeline condition requiring repair (proposed penalty of $20,800), and 3) EMPCo failed to evaluate and repair at least three “immediate repair conditions” in an acceptable amount of time (proposed penalty of $20,800). EMPCo has denied all of the allegations. While the federal regulations require MAOPs for new pipelines to be established via hydro-tests, the regulations set alternative criteria to establish MAOPs for pipelines constructed prior to 1970. EMPCo’s pipelines cited in the Notice were constructed prior to 1970 and their MAOPs were established in conformance with the applicable regulations. An administrative hearing before a PHMSA hearing officer was held in April 2012.

In late 2011 and early 2012, the EPA determined that two suppliers of renewable fuel credits, called Renewable Identification Numbers (RINs), had generated invalid RINs that were subsequently transferred to ExxonMobil and used by ExxonMobil in its 2010 compliance report under the U.S. Renewable Fuel Standard program. On November 7, 2011, the EPA issued a Notice of Violation (NOV) to Exxon Mobil Corporation, concerning the use of the invalid RINs generated by one of the suppliers, but did not make a demand for any penalty at that time. In December 2011, ExxonMobil replaced the invalid RINs that were the subject of the November 2011 NOV, and in anticipation that RINs generated by the second supplier would be declared invalid by the EPA, ExxonMobil also replaced RINs generated by this supplier that had been used by ExxonMobil. In February 2012, the EPA issued an NOV to one of those suppliers, charging it with generating invalid RINs. On March 14, 2012, the EPA proposed an Administrative Settlement Agreement (ASA), which includes an administrative penalty of $165,407 to resolve ExxonMobil’s alleged use of invalid RINs in its 2010 report. ExxonMobil and the EPA executed the ASA in April 2012.

Regarding a matter previously reported in the Corporation’s Form 10-Q for the second quarter of 2008, ExxonMobil Oil Corporation (EMOC) has agreed to settle allegations contained in a civil complaint filed by the Illinois Attorney General and Illinois EPA in the Circuit Court of Will County, Illinois, alleging that the Joliet Refinery violated certain air emission regulations and caused petroleum sheens at the facility wharf, in violation of federal and State of Illinois requirements. EMOC has agreed to install an Uninterrupted Power Supply system at its North Sulfur Unit and to pay a civil penalty of $300,000. An Agreed Consent Order was signed by the Illinois EPA, the Illinois Attorney General’s Office and EMOC by early May 2012.

Regarding a matter previously reported in the Corporation’s Form 10-Q for the third quarter of 2011, on February 7, 2012, EMPCo paid a civil penalty of $100,000 to PHMSA to resolve issues in a Final Order finding that EMPCo failed to establish a written procedure for the removal of a temperature probe from a gasoline storage tank at the EMPCo operated petroleum terminal in Spokane, Washington.

Refer to the relevant portions of Note 2 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended March 31, 2012

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that May Yet Be Purchased Under the Plans or Programs
January, 2012	21,896,469	$85.88	21,896,469

February, 2012	21,269,601	$85.50	21,269,601

March, 2012	23,309,221	$86.02	23,309,221

Total	66,475,291	$85.81	66,475,291	(See Note 1)

Note 1 —	On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding. The announcement did not specify an amount or expiration date. The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases. In its most recent earnings release dated April 26, 2012, the Corporation stated that second quarter 2012 share purchases to reduce shares outstanding are anticipated to equal $5 billion. Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

Item 6.	Exhibits

Exhibit	Description

31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.

31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.

31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.

32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.

32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.

32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.

101	Interactive Data Files.

EXXON MOBIL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION

Date: May 3, 2012	By:	/s/ Patrick T. Mulva
		Name:	Patrick T. Mulva
		Title:	Vice President, Controller and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.

31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.

31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.

32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.

32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.

32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.

101	Interactive Data Files.