Form 10-Q
period 2012-06-30
EXXON MOBIL CORP
filed 2012-08-02
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                Class                                                     Outstanding as of June 30, 2012

Common stock, without par value                                               4,615,939,496

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES AND OTHER INCOME
Sales and other operating revenue (1)	$112,745	$121,394	$231,934	$230,645
Income from equity affiliates	3,651	3,720	7,861	7,547
Other income	10,967	372	11,621	1,298
Total revenues and other income	127,363	125,486	251,416	239,490

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases	66,344	69,447	136,169	129,944
Production and manufacturing expenses	9,787	10,322	19,637	19,842
Selling, general and administrative expenses	3,486	3,681	7,087	7,308
Depreciation and depletion	3,899	3,881	7,741	7,642
Exploration expenses, including dry holes	372	592	894	926
Interest expense	50	45	157	74
Sales-based taxes (1)	8,027	8,613	16,520	16,529
Other taxes and duties	9,207	10,286	19,505	19,689
Total costs and other deductions	101,172	106,867	207,710	201,954

Income before income taxes	26,191	18,619	43,706	37,536
Income taxes	8,537	7,721	16,253	15,725
Net income including noncontrolling interests	17,654	10,898	27,453	21,811
Net income attributable to noncontrolling interests	1,744	218	2,093	481
Net income attributable to ExxonMobil	$15,910	$10,680	$25,360	$21,330

Earnings per common share (dollars)	$3.41	$2.19	$5.41	$4.33

Earnings per common share - assuming dilution (dollars)	$3.41	$2.18	$5.41	$4.32

Dividends per common share (dollars)	$0.57	$0.47	$1.04	$0.91

(1) Sales-based taxes included in sales and other
operating revenue	$8,027	$8,613	$16,520	$16,529

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income including noncontrolling interests	$17,654	$10,898	$27,453	$21,811
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	(1,367)	778	(322)	2,112
Adjustment for foreign exchange translation (gain)/loss
included in net income	(4,302)	-	(4,235)	-
Postretirement benefits reserves adjustment
(excluding amortization)	224	(160)	(180)	(565)
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	1,236	321	1,629	631
Change in fair value of cash flow hedges	-	7	-	10
Realized (gain)/loss from settled cash flow hedges
included in net income	-	(14)	-	(33)
Total other comprehensive income	(4,209)	932	(3,108)	2,155
Comprehensive income including noncontrolling interests	13,445	11,830	24,345	23,966
Comprehensive income attributable to
noncontrolling interests	196	293	521	612
Comprehensive income attributable to ExxonMobil	$13,249	$11,537	$23,824	$23,354

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)

	June 30,	Dec. 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$17,802	$12,664
Cash and cash equivalents – restricted	215	404
Notes and accounts receivable – net	33,741	38,642
Inventories
Crude oil, products and merchandise	11,729	11,665
Materials and supplies	3,429	3,359
Other current assets	5,881	6,229
Total current assets	72,797	72,963
Investments, advances and long-term receivables	33,921	34,333
Property, plant and equipment – net	214,940	214,664
Other assets, including intangibles – net	7,987	9,092
Total assets	$329,645	$331,052

LIABILITIES
Current liabilities
Notes and loans payable	$6,704	$7,711
Accounts payable and accrued liabilities	51,322	57,067
Income taxes payable	12,110	12,727
Total current liabilities	70,136	77,505
Long-term debt	8,877	9,322
Postretirement benefits reserves	22,117	24,994
Deferred income tax liabilities	36,851	36,618
Other long-term obligations	23,679	21,869
Total liabilities	161,660	170,308

Commitments and contingencies (Note 2)

EQUITY
Common stock, without par value:
Authorized: 9,000 million shares
Issued: 8,019 million shares	9,221	9,512
Earnings reinvested	351,421	330,939
Accumulated other comprehensive income	(10,659)	(9,123)
Common stock held in treasury:
3,403 million shares at June 30, 2012	(187,172)
3,285 million shares at December 31, 2011		(176,932)
ExxonMobil share of equity	162,811	154,396
Noncontrolling interests	5,174	6,348
Total equity	167,985	160,744
Total liabilities and equity	$329,645	$331,052

The number of shares of common stock issued and outstanding at June 30, 2012 and December 31, 2011 were 4,615,939,496 and 4,733,948,268, respectively.

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$27,453	$21,811
Depreciation and depletion	7,741	7,642
Changes in operational working capital, excluding cash and debt	3,408	1,078
Net (gain) on asset sales	(11,109)	(600)
All other items – net	2,011	(186)
Net cash provided by operating activities	29,504	29,745

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(16,188)	(14,863)
Proceeds associated with sales of subsidiaries, property, plant and
equipment, and sales and returns of investments	6,243	2,838
Additional investments and advances	(397)	(2,949)
Additions to marketable securities	-	(1,754)
Other investing activities – net	1,235	871
Net cash used in investing activities	(9,107)	(15,857)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	389	249
Reductions in long-term debt	(11)	(43)
Additions/(reductions) in short-term debt – net	(214)	1,182
Cash dividends to ExxonMobil shareholders	(4,878)	(4,496)
Cash dividends to noncontrolling interests	(137)	(152)
Changes in noncontrolling interests	198	(12)
Tax benefits related to stock-based awards	-	171
Common stock acquired	(10,716)	(11,165)
Common stock sold	86	452
Net cash used in financing activities	(15,283)	(13,814)

Effects of exchange rate changes on cash	24	388
Increase/(decrease) in cash and cash equivalents	5,138	462
Cash and cash equivalents at beginning of period	12,664	7,825
Cash and cash equivalents at end of period	$17,802	$8,287

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$12,327	$13,547
Cash interest paid	$290	$262

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)

	ExxonMobil Share of Equity
			Accumulated
			Other	Common
			Compre-	Stock	ExxonMobil	Non-
	Common	Earnings	hensive	Held in	Share of	Controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity

Balance as of December 31, 2010	$9,371	$298,899	$(4,823)	$(156,608)	$146,839	$5,840	$152,679
Amortization of stock-based awards	383	-	-	-	383	-	383
Tax benefits related to stock-based awards	133	-	-	-	133	-	133
Other	(535)	-	-	-	(535)	(4)	(539)

Net income for the period	-	21,330	-	-	21,330	481	21,811
Dividends – common shares	-	(4,496)	-	-	(4,496)	(152)	(4,648)

Other comprehensive income	-	-	2,024	-	2,024	131	2,155

Acquisitions, at cost	-	-	-	(11,165)	(11,165)	(12)	(11,177)
Dispositions	-	-	-	1,038	1,038	-	1,038
Balance as of June 30, 2011	$9,352	$315,733	$(2,799)	$(166,735)	$155,551	$6,284	$161,835

Balance as of December 31, 2011	$9,512	$330,939	$(9,123)	$(176,932)	$154,396	$6,348	$160,744
Amortization of stock-based awards	439	-	-	-	439	-	439
Tax benefits related to stock-based awards	23	-	-	-	23	-	23
Other	(753)	-	-	-	(753)	(1,450)	(2,203)

Net income for the period	-	25,360	-	-	25,360	2,093	27,453
Dividends – common shares	-	(4,878)	-	-	(4,878)	(214)	(5,092)

Other comprehensive income	-	-	(1,536)	-	(1,536)	(1,572)	(3,108)

Acquisitions, at cost	-	-	-	(10,716)	(10,716)	(31)	(10,747)
Dispositions	-	-	-	476	476	-	476
Balance as of June 30, 2012	$9,221	$351,421	$(10,659)	$(187,172)	$162,811	$5,174	$167,985

	Six Months Ended June 30, 2012				Six Months Ended June 30, 2011
		Held in				Held in
Common Stock Share Activity	Issued	Treasury	Outstanding		Issued	Treasury	Outstanding
	(millions of shares)				(millions of shares)
Balance as of December 31	8,019	(3,285)	4,734		8,019	(3,040)	4,979
Acquisitions	-	(127)	(127)		-	(136)	(136)
Dispositions	-	9	9		-	19	19
Balance as of June 30	8,019	(3,403)	4,616		8,019	(3,157)	4,862

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Financial Statement Preparation

These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Corporation's 2011 Annual Report on Form 10-K.  In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein.  All such adjustments are of a normal recurring nature.  The Corporation's exploration and production activities are accounted for under the "successful efforts" method.

2.     Litigation and Other Contingencies

Litigation

A variety of claims have been made against ExxonMobil and certain of its consolidated subsidiaries in a number of pending lawsuits. Management has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies. The Corporation accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Corporation does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and which are significant, the Corporation discloses the nature of the contingency and, where feasible, an estimate of the possible loss. For purposes of our contingency disclosures, “significant” includes material matters as well as other matters which management believes should be disclosed. ExxonMobil will continue to defend itself vigorously in these matters. Based on a consideration of all relevant facts and circumstances, the Corporation does not believe the ultimate outcome of any currently pending lawsuit against ExxonMobil will have a materially adverse effect upon the Corporation's operations, financial condition, or financial statements taken as a whole.

On June 30, 2011, a state district court jury in Baltimore County, Maryland returned a verdict against Exxon Mobil Corporation in Allison, et al v. Exxon Mobil Corporation, a case involving an accidental 26,000 gallon gasoline leak at a suburban Baltimore service station. The verdict included approximately $497 million in compensatory damages and approximately $1.0 billion in punitive damages in a finding that ExxonMobil fraudulently misled the plaintiff-residents about the events leading up to the leak, the leak's discovery, and the nature and extent of any groundwater contamination. ExxonMobil believes the verdict is not justified by the evidence and that the amount of the compensatory award is grossly excessive and the imposition of punitive damages is improper and unconstitutional. The trial court denied a post-trial motion that ExxonMobil filed to overturn the punitive damages verdict and entered a Final Judgment in the amount of $1,488 million. ExxonMobil has appealed the verdict and judgment. The appeal is pending before the Maryland Court of Appeals. In an earlier trial involving the same leak and different plaintiffs, the jury awarded compensatory damages but rejected the plaintiffs' punitive damages claims. Those plaintiffs did not appeal the jury's denial of punitive damages. On February 9, 2012, the Maryland Court of Special Appeals reversed in part and affirmed in part the trial court's decision on compensatory damages in that case. The Maryland Court of Appeals granted writs of certiorari to both parties in response to their separate petitions seeking reversals of portions of the Court of Special Appeals' decision. The appeals in both of these cases have been consolidated before the Maryland Court of Appeals. The ultimate outcome of all of this litigation is not expected to have a material adverse effect upon the Corporation's operations, financial condition, or financial statements taken as a whole.

Other Contingencies

The Corporation and certain of its consolidated subsidiaries were contingently liable at June 30, 2012, for guarantees relating to notes, loans and performance under contracts. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	As of June 30, 2012
	Equity	Other
	Company	Third Party
	Obligations (1)	Obligations	Total
	(millions of dollars)
Guarantees
Debt-related	$1,990	$64	$2,054
Other	3,774	3,977	7,751
Total	$5,764	$4,041	$9,805

(1) ExxonMobil share

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation's outstanding unconditional purchase obligations at June 30, 2012, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

An affiliate of ExxonMobil is one of the Contractors under a Production Sharing Contract (PSC) with the Nigerian National Petroleum Corporation (NNPC) covering the Erha block located in the offshore waters of Nigeria. ExxonMobil's affiliate is the operator of the block and owns a 56.25 percent interest under the PSC. The Contractors are in dispute with NNPC regarding NNPC's lifting of crude oil in excess of its entitlement under the terms of the PSC. In accordance with the terms of the PSC, the Contractors initiated arbitration in Abuja, Nigeria, under the Nigerian Arbitration and Conciliation Act. On October 24, 2011, a three-member arbitral Tribunal issued an award upholding the Contractors' position in all material respects and awarding damages to the Contractors jointly in an amount of approximately $1.8 billion plus $234 million in accrued interest. The Contractors petitioned a Nigerian federal court for enforcement of the award, and NNPC petitioned the same court to have the award set aside. On May 22, 2012, the court set aside the award.  The Contractors have appealed that judgment. At this time, the net impact of this matter on the Corporation's consolidated financial results cannot be reasonably estimated. However, regardless of the outcome of enforcement proceedings, the Corporation does not expect the proceedings to have a material effect upon the Corporation's operations or financial condition.

3.     Other Comprehensive Income Information

	ExxonMobil Share of Accumulated
	Other Comprehensive Income
	Cumulative	Post-	Unrealized
	Foreign	retirement	Change in
	Exchange	Benefits	Fair Value
	Translation	Reserves	on Cash
	Adjustment	Adjustment	Flow Hedges	Total
	(millions of dollars)

Balance as of December 31, 2010	$5,011	$(9,889)	$55	$(4,823)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	1,939	(492)	10	1,457
Amounts reclassified from accumulated other
comprehensive income	-	600	(33)	567
Total change in accumulated other comprehensive
income	1,939	108	(23)	2,024
Balance as of June 30, 2011	$6,950	$(9,781)	$32	$(2,799)

Balance as of December 31, 2011	$4,168	$(13,291)	$-	$(9,123)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(266)	(152)	-	(418)
Amounts reclassified from accumulated other
comprehensive income	(2,484)	1,366	-	(1,118)
Total change in accumulated other comprehensive
income	(2,750)	1,214	-	(1,536)
Balance as of June 30, 2012	$1,418	$(12,077)	$-	$(10,659)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(millions of dollars)
Income Tax (Expense)/Credit For
Components of Other Comprehensive Income
Foreign exchange translation adjustment	$23	$(51)	$(37)	$(87)
Postretirement benefits reserves adjustment
Postretirement benefits reserves adjustment
(excluding amortization)	(71)	60	90	237
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	(743)	(146)	(932)	(301)
Unrealized change in fair value on cash flow hedges
Change in fair value of cash flow hedges	-	(3)	-	(5)
Realized (gain)/loss from settled cash flow hedges
included in net income	-	8	-	20
Total	$(791)	$(132)	$(879)	$(136)

4.     Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Earnings per common share
Net income attributable to ExxonMobil (millions of dollars)	$15,910	$10,680	$25,360	$21,330

Weighted average number of common shares
outstanding (millions of shares)	4,656	4,906	4,686	4,934

Earnings per common share (dollars)	$3.41	$2.19	$5.41	$4.33

Earnings per common share - assuming dilution
Net income attributable to ExxonMobil (millions of dollars)	$15,910	$10,680	$25,360	$21,330

Weighted average number of common shares
outstanding (millions of shares)	4,656	4,906	4,686	4,934
Effect of employee stock-based awards	1	6	1	7
Weighted average number of common shares
outstanding - assuming dilution	4,657	4,912	4,687	4,941

Earnings per common share
- assuming dilution (dollars)	$3.41	$2.18	$5.41	$4.32

5.     Pension and Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(millions of dollars)
Pension Benefits - U.S.
Components of net benefit cost
Service cost	$160	$124	$316	$249
Interest cost	205	198	410	396
Expected return on plan assets	(204)	(193)	(394)	(385)
Amortization of actuarial loss/(gain) and prior
service cost	144	124	290	247
Net pension enhancement and
curtailment/settlement cost	123	101	246	202
Net benefit cost	$428	$354	$868	$709

Pension Benefits - Non-U.S.
Components of net benefit cost
Service cost	$166	$146	$334	$285
Interest cost	282	323	580	639
Expected return on plan assets	(273)	(296)	(562)	(586)
Amortization of actuarial loss/(gain) and prior
service cost	237	193	491	377
Net pension enhancement and
curtailment/settlement cost (1)	1,423	-	1,429	-
Net benefit cost	$1,835	$366	$2,272	$715

Other Postretirement Benefits
Components of net benefit cost
Service cost	$36	$38	$69	$64
Interest cost	101	101	204	204
Expected return on plan assets	(10)	(12)	(21)	(22)
Amortization of actuarial loss/(gain) and prior
service cost	55	49	108	106
Net benefit cost	$182	$176	$360	$352

(1)   Non-U.S. net pension enhancement and curtailment/settlement cost for the three months and six months ended June 30, 2012, includes $1,420 million (on a consolidated‑company, before‑tax basis) of accumulated other comprehensive income for the postretirement benefit reserves adjustment that was recycled into earnings and included in the Japan restructuring gain reported in “Other income” (See Note 10).

6.     Financial Instruments

The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate.  The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt.  The estimated fair value of total long-term debt, including capitalized lease obligations, was $9.4 billion at June 30, 2012, and $9.8 billion at December 31, 2011, as compared to recorded book values of $8.9 billion at June 30, 2012, and $9.3 billion at December 31, 2011.  The fair value of long-term debt by hierarchy level at June 30, 2012 is shown below:

As of June 30, 2012
	Level 1	Level 2	Level 3	Total
(millions of dollars)
Long-term debt fair value	$ 6,555	$ 2,472	$ 378	$ 9,405

The fair value hierarchy for long-term debt is primarily Level 1 and represents quoted prices in active markets. Level 2 includes debt whose fair value is based upon a publicly available index. The Level 3 amount is primarily capitalized leases whose value is typically determined through the use of present value and specific contract terms.

7.     Disclosures about Segments and Related Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	$678	$1,449	$1,688	$2,728
Non-U.S.	7,680	7,092	14,472	14,488
Downstream
United States	834	734	1,437	1,428
Non-U.S. (1)	5,812	622	6,795	1,027
Chemical
United States	494	625	927	1,294
Non-U.S. (1)	955	696	1,223	1,543
All other	(543)	(538)	(1,182)	(1,178)
Corporate total	$15,910	$10,680	$25,360	$21,330

(1)	2012 periods include gain associated with the Japan restructuring (See Note 10) of $5.3 billion in the non-U.S.
Downstream and $0.6 billion in the non-U.S. Chemical segments.

SALES AND OTHER OPERATING REVENUE (2)
Upstream
United States	$2,607	$3,629	$5,574	$6,915
Non-U.S.	7,059	8,705	14,955	17,583
Downstream
United States	30,461	32,038	61,370	59,575
Non-U.S.	62,809	65,960	129,827	125,151
Chemical
United States	3,747	4,129	7,674	7,776
Non-U.S.	6,055	6,926	12,523	13,634
All other	7	7	11	11
Corporate total	$112,745	$121,394	$231,934	$230,645

(2) Includes sales-based taxes

INTERSEGMENT REVENUE
Upstream
United States	$2,111	$2,598	$4,603	$4,957
Non-U.S.	11,896	12,873	24,066	25,178
Downstream
United States	5,282	5,115	10,792	9,645
Non-U.S.	14,737	19,632	31,906	36,133
Chemical
United States	3,000	3,502	6,128	6,318
Non-U.S.	2,580	2,685	5,273	5,135
All other	67	62	137	126

8.     Accounting for Suspended Exploratory Well Costs

For the category of exploratory well costs at year-end 2011 that were suspended more than one year, a total of $95 million was expensed in the first six months of 2012.

9.    Condensed Consolidating Financial Information Related to Guaranteed Securities Issued by Subsidiaries

Exxon Mobil Corporation has fully and unconditionally guaranteed the deferred interest debentures due September 1, 2012 ($2,808 million) of SeaRiver Maritime Financial Holdings, Inc., a 100-percent-owned subsidiary of Exxon Mobil Corporation.

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
	(millions of dollars)

Condensed consolidated statement of comprehensive income for three months ended June 30, 2012
Revenues and other income
Sales and other operating revenue,
including sales-based taxes	$4,241	$-	$108,504	$-	$112,745
Income from equity affiliates	16,024	11	3,620	(16,004)	3,651
Other income	128	-	10,839	-	10,967
Intercompany revenue	13,722	-	99,535	(113,257)	-
Total revenues and other income	34,115	11	222,498	(129,261)	127,363
Costs and other deductions
Crude oil and product purchases	14,648	-	162,006	(110,310)	66,344
Production and manufacturing
expenses	1,845	-	9,425	(1,483)	9,787
Selling, general and administrative
expenses	783	-	2,868	(165)	3,486
Depreciation and depletion	410	-	3,489	-	3,899
Exploration expenses, including dry
holes	70	-	302	-	372
Interest expense	130	73	1,159	(1,312)	50
Sales-based taxes	-	-	8,027	-	8,027
Other taxes and duties	11	-	9,196	-	9,207
Total costs and other deductions	17,897	73	196,472	(113,270)	101,172
Income before income taxes	16,218	(62)	26,026	(15,991)	26,191
Income taxes	308	(27)	8,256	-	8,537
Net income including noncontrolling
interests	15,910	(35)	17,770	(15,991)	17,654
Net income attributable to
noncontrolling interests	-	-	1,744	-	1,744
Net income attributable to ExxonMobil	$15,910	$(35)	$16,026	$(15,991)	$15,910
Comprehensive income
attributable to ExxonMobil	$13,249	$(35)	$13,153	$(13,118)	$13,249

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings,	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of comprehensive income for three months ended June 30, 2011
Revenues and other income
Sales and other operating revenue,
including sales-based taxes	$4,811	$-	$116,583	$-	$121,394
Income from equity affiliates	9,169	(9)	3,697	(9,137)	3,720
Other income	26	-	346	-	372
Intercompany revenue	14,473	1	116,608	(131,082)	-
Total revenues and other income	28,479	(8)	237,234	(140,219)	125,486
Costs and other deductions
Crude oil and product purchases	13,577	-	184,103	(128,233)	69,447
Production and manufacturing
expenses	2,003	-	9,745	(1,426)	10,322
Selling, general and administrative
expenses	707	-	3,154	(180)	3,681
Depreciation and depletion	425	-	3,456	-	3,881
Exploration expenses, including dry
holes	47	-	545	-	592
Interest expense	87	69	1,151	(1,262)	45
Sales-based taxes	-	-	8,613	-	8,613
Other taxes and duties	11	-	10,275	-	10,286
Total costs and other deductions	16,857	69	221,042	(131,101)	106,867
Income before income taxes	11,622	(77)	16,192	(9,118)	18,619
Income taxes	942	(26)	6,805	-	7,721
Net income including noncontrolling
interests	10,680	(51)	9,387	(9,118)	10,898
Net income attributable to
noncontrolling interests	-	-	218	-	218
Net income attributable to ExxonMobil	$10,680	$(51)	$9,169	$(9,118)	$10,680
Comprehensive income
attributable to ExxonMobil	$11,537	$(51)	$9,843	$(9,792)	$11,537

Condensed consolidated statement of comprehensive income for six months ended June 30, 2012
Revenues and other income
Sales and other operating revenue,
including sales-based taxes	$8,720	$-	$223,214	$-	$231,934
Income from equity affiliates	25,420	16	7,791	(25,366)	7,861
Other income	252	-	11,369	-	11,621
Intercompany revenue	28,129	1	216,035	(244,165)	-
Total revenues and other income	62,521	17	458,409	(269,531)	251,416
Costs and other deductions
Crude oil and product purchases	30,032	-	344,341	(238,204)	136,169
Production and manufacturing
expenses	3,826	-	18,744	(2,933)	19,637
Selling, general and administrative
expenses	1,584	-	5,831	(328)	7,087
Depreciation and depletion	814	-	6,927	-	7,741
Exploration expenses, including dry
holes	187	-	707	-	894
Interest expense	279	146	2,465	(2,733)	157
Sales-based taxes	-	-	16,520	-	16,520
Other taxes and duties	21	-	19,484	-	19,505
Total costs and other deductions	36,743	146	415,019	(244,198)	207,710
Income before income taxes	25,778	(129)	43,390	(25,333)	43,706
Income taxes	418	(54)	15,889	-	16,253
Net income including noncontrolling
interests	25,360	(75)	27,501	(25,333)	27,453
Net income attributable to
noncontrolling interests	-	-	2,093	-	2,093
Net income attributable to ExxonMobil	$25,360	$(75)	$25,408	$(25,333)	$25,360
Comprehensive income
attributable to ExxonMobil	$23,824	$(75)	$23,576	$(23,501)	$23,824

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings,	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of comprehensive income for six months ended June 30, 2011
Revenues and other income
Sales and other operating revenue,
including sales-based taxes	$9,058	$-	$221,587	$-	$230,645
Income from equity affiliates	20,323	(13)	7,492	(20,255)	7,547
Other income	56	-	1,242	-	1,298
Intercompany revenue	26,701	2	224,389	(251,092)	-
Total revenues and other income	56,138	(11)	454,710	(271,347)	239,490
Costs and other deductions
Crude oil and product purchases	27,683	-	347,874	(245,613)	129,944
Production and manufacturing
expenses	3,880	-	18,734	(2,772)	19,842
Selling, general and administrative
expenses	1,437	-	6,223	(352)	7,308
Depreciation and depletion	811	-	6,831	-	7,642
Exploration expenses, including dry
holes	111	-	815	-	926
Interest expense	141	137	2,190	(2,394)	74
Sales-based taxes	-	-	16,529	-	16,529
Other taxes and duties	20	-	19,669	-	19,689
Total costs and other deductions	34,083	137	418,865	(251,131)	201,954
Income before income taxes	22,055	(148)	35,845	(20,216)	37,536
Income taxes	725	(51)	15,051	-	15,725
Net income including noncontrolling
interests	21,330	(97)	20,794	(20,216)	21,811
Net income attributable to
noncontrolling interests	-	-	481	-	481
Net income attributable to ExxonMobil	$21,330	$(97)	$20,313	$(20,216)	$21,330
Comprehensive income
attributable to ExxonMobil	$23,354	$(97)	$22,096	$(21,999)	$23,354

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings,	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)
Condensed consolidated balance sheet as of June 30, 2012
Cash and cash equivalents	$3,251	$-	$14,551	$-	$17,802
Cash and cash equivalents - restricted	62	-	153	-	215
Notes and accounts receivable - net	3,157	26	31,714	(1,156)	33,741
Inventories	1,690	-	13,468	-	15,158
Other current assets	777	-	5,104	-	5,881
Total current assets	8,937	26	64,990	(1,156)	72,797
Property, plant and equipment - net	20,477	-	194,463	-	214,940
Investments and other assets	282,484	408	502,481	(743,465)	41,908
Intercompany receivables	17,050	2,859	593,250	(613,159)	-
Total assets	$328,948	$3,293	$1,355,184	$(1,357,780)	$329,645

Notes and loans payable	$1,485	$2,808	$2,411	$-	$6,704
Accounts payable and accrued liabilities	3,405	27	47,890	-	51,322
Income taxes payable	-	-	13,266	(1,156)	12,110
Total current liabilities	4,890	2,835	63,567	(1,156)	70,136
Long-term debt	354	-	8,523	-	8,877
Postretirement benefits reserves	11,879	-	10,238	-	22,117
Deferred income tax liabilities	1,778	-	35,073	-	36,851
Other long-term obligations	5,344	-	18,335	-	23,679
Intercompany payables	141,892	381	470,886	(613,159)	-
Total liabilities	166,137	3,216	606,622	(614,315)	161,660

Earnings reinvested	351,421	(1,107)	166,047	(164,940)	351,421
Other ExxonMobil equity	(188,610)	1,184	577,341	(578,525)	(188,610)
ExxonMobil share of equity	162,811	77	743,388	(743,465)	162,811
Noncontrolling interests	-	-	5,174	-	5,174
Total equity	162,811	77	748,562	(743,465)	167,985
Total liabilities and equity	$328,948	$3,293	$1,355,184	$(1,357,780)	$329,645

Condensed consolidated balance sheet as of December 31, 2011
Cash and cash equivalents	$1,354	$-	$11,310	$-	$12,664
Cash and cash equivalents - restricted	239	-	165	-	404
Notes and accounts receivable - net	2,719	-	36,569	(646)	38,642
Inventories	1,634	-	13,390	-	15,024
Other current assets	353	-	5,876	-	6,229
Total current assets	6,299	-	67,310	(646)	72,963
Property, plant and equipment - net	19,687	-	194,977	-	214,664
Investments and other assets	260,410	393	485,157	(702,535)	43,425
Intercompany receivables	17,325	2,726	543,844	(563,895)	-
Total assets	$303,721	$3,119	$1,291,288	$(1,267,076)	$331,052

Notes and loans payable	$1,851	$2,662	$3,198	$-	$7,711
Accounts payable and accrued liabilities	3,117	57	53,893	-	57,067
Income taxes payable	-	2	13,371	(646)	12,727
Total current liabilities	4,968	2,721	70,462	(646)	77,505
Long-term debt	293	-	9,029	-	9,322
Postretirement benefits reserves	12,344	-	12,650	-	24,994
Deferred income tax liabilities	1,450	-	35,168	-	36,618
Other long-term obligations	5,215	-	16,654	-	21,869
Intercompany payables	125,055	386	438,454	(563,895)	-
Total liabilities	149,325	3,107	582,417	(564,541)	170,308

Earnings reinvested	330,939	(1,032)	141,467	(140,435)	330,939
Other ExxonMobil equity	(176,543)	1,044	561,056	(562,100)	(176,543)
ExxonMobil share of equity	154,396	12	702,523	(702,535)	154,396
Noncontrolling interests	-	-	6,348	-	6,348
Total equity	154,396	12	708,871	(702,535)	160,744
Total liabilities and equity	$303,721	$3,119	$1,291,288	$(1,267,076)	$331,052

		SeaRiver
	Exxon Mobil	Maritime		Consolidating
	Corporation	Financial		and
	Parent	Holdings,	All Other	Eliminating
	Guarantor	Inc.	Subsidiaries	Adjustments	Consolidated
	(millions of dollars)

Condensed consolidated statement of cash flows for six months ended June 30, 2012
Cash provided by/(used in) operating activities	$1,866	$(3)	$28,468	$(827)	$29,504
Cash flows from investing activities
Additions to property, plant and equipment	(1,790)	-	(14,398)	-	(16,188)
Proceeds associated with sales of long-term assets	475	-	5,768	-	6,243
Net intercompany investing	17,045	(133)	(17,238)	326	-
All other investing, net	177	-	661	-	838
Net cash provided by/(used in)
investing activities	15,907	(133)	(25,207)	326	(9,107)
Cash flows from financing activities
Additions to long-term debt	-	-	389	-	389
Reductions in long-term debt	-	-	(11)	-	(11)
Additions/(reductions) in short-term debt - net	(368)	-	154	-	(214)
Cash dividends	(4,878)	-	(827)	827	(4,878)
Net ExxonMobil shares sold/(acquired)	(10,630)	-	-	-	(10,630)
Net intercompany financing activity	-	(4)	190	(186)	-
All other financing, net	-	140	61	(140)	61
Net cash provided by/(used in)
financing activities	(15,876)	136	(44)	501	(15,283)
Effects of exchange rate changes on cash	-	-	24	-	24
Increase/(decrease) in cash and cash
equivalents	$1,897	$-	$3,241	$-	$5,138

Condensed consolidated statement of cash flows for six months ended June 30, 2011
Cash provided by/(used in) operating activities	$3,739	$2	$26,577	$(573)	$29,745
Cash flows from investing activities
Additions to property, plant and equipment	(1,337)	-	(13,526)	-	(14,863)
Proceeds associated with sales of long-term assets	163	-	2,675	-	2,838
Net intercompany investing	13,258	(177)	(13,484)	403	-
All other investing, net	(1,323)	-	(2,509)	-	(3,832)
Net cash provided by/(used in)
investing activities	10,761	(177)	(26,844)	403	(15,857)
Cash flows from financing activities
Additions to long-term debt	-	-	249	-	249
Reductions in long-term debt	-	-	(43)	-	(43)
Additions/(reductions) in short-term debt - net	873	-	309	-	1,182
Cash dividends	(4,496)	-	(572)	572	(4,496)
Net ExxonMobil shares sold/(acquired)	(10,713)	-	-	-	(10,713)
Net intercompany financing activity	-	-	227	(227)	-
All other financing, net	171	175	(164)	(175)	7
Net cash provided by/(used in)
financing activities	(14,165)	175	6	170	(13,814)
Effects of exchange rate changes on cash	-	-	388	-	388
Increase/(decrease) in cash and cash
equivalents	$335	$-	$127	$-	$462

10.  Japan Restructuring

On June 1, 2012, the Corporation completed the restructuring of its Downstream and Chemical holdings in Japan. Under the restructuring, TonenGeneral Sekiyu K. K. (TG), a consolidated subsidiary owned 50 percent by the Corporation, purchased for $3.9 billion the Corporation’s shares of a wholly-owned affiliate in Japan, EMG Marketing Godo Kaisha (previously known as ExxonMobil Yugen Kaisha), which resulted in TG acquiring approximately 200 million of its shares currently owned by the Corporation along with other assets. As a result of the restructuring, the Corporation’s effective ownership of TG was reduced to approximately 22 percent and a gain of $6.5 billion was recognized.  The gain is included in “Other income” partially offset by amounts included in “Income tax expense” and “Net income attributable to noncontrolling interests”.

The gain includes $1.9 billion of the Corporation’s share of other comprehensive income recycled into earnings (see note 3 below).  The gain also includes remeasurement of TG’s shares that the Corporation continues to own to $0.7 billion, based on TG’s share price on the Tokyo Stock Exchange.  The Corporation will account for its remaining investment using the equity method.

Summarized balance sheet for the Japan entities subject to the restructuring follows:

(millions of dollars)
Assets
Current assets (1)	$6,391
Net property, plant and equipment	4,700
Other assets	989
Total assets	$12,080

Liabilities
Current liabilities (2)	$7,398
Long-term debt	22
Postretirement benefits reserves	2,066
Other long-term obligations	826
Total liabilities	$10,312

Equity
ExxonMobil share of equity (3)	$(256)
Noncontrolling interests	2,024
Total equity	$1,768
Total liabilities and equity	$12,080

(1)     The aggregate replacement cost of inventories exceeded the LIFO carrying values by $2.4 billion at June 1, 2012.

(2)     On June 1, 2012, Japan’s unused credit lines for short-term financing were $1.0 billion.

(3)     The accumulated other comprehensive income associated with the Japan restructuring was recycled into earnings. At June 1, 2012,  ExxonMobil’s share of accumulated other comprehensive income was a benefit of $1.9 billion, including $2.5 billion related to cumulative translation adjustments offset by $0.6 billion related to postretirement benefit reserves adjustments.

EXXON MOBIL CORPORATION

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Second Quarter		First Six Months
Earnings (U.S. GAAP)	2012	2011	2012	2011
	(millions of dollars)
Upstream
United States	$678	$1,449	$1,688	$2,728
Non-U.S.	7,680	7,092	14,472	14,488
Downstream
United States	834	734	1,437	1,428
Non-U.S.	5,812	622	6,795	1,027
Chemical
United States	494	625	927	1,294
Non-U.S.	955	696	1,223	1,543
Corporate and financing	(543)	(538)	(1,182)	(1,178)
Net Income attributable to ExxonMobil (U.S. GAAP)	$15,910	$10,680	$25,360	$21,330

Earnings per common share (dollars)	$3.41	$2.19	$5.41	$4.33
Earnings per common share - assuming
dilution (dollars)	$3.41	$2.18	$5.41	$4.32

References in this discussion to total corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the income statement.  Unless otherwise indicated, references to earnings, special items, Upstream, Downstream, Chemical and Corporate and Financing segment earnings, and earnings per share are ExxonMobil's share after excluding amounts attributable to noncontrolling interests.

REVIEW OF SECOND QUARTER 2012 RESULTS

ExxonMobil results for the second quarter 2012 reflect our ongoing commitment to develop and deliver the energy needed to help meet global demand and underpin economic recovery and growth.  Despite global economic uncertainty, we continue to invest throughout the business cycle taking a long-term view of resource development.

Second quarter earnings of $15.9 billion included a net gain of $7.5 billion associated with divestments and tax-related items.  Excluding these items, second quarter earnings were $8.4 billion.

In the second quarter, capital and exploration expenditures were $9.3 billion.

The Corporation distributed $7.7 billion to shareholders in the second quarter through dividends and share purchases to reduce shares outstanding.

                                _______________________________________________________________________

Earnings in the first six months of 2012 of $25,360 million increased $4,030 million from 2011.

Earnings per share – assuming dilution for the first six months of 2012 increased 25 percent to $5.41.

	Second Quarter		First Six Months
	2012	2011	2012	2011
	(millions of dollars)
Upstream earnings
United States	$678	$1,449	$1,688	$2,728
Non-U.S.	7,680	7,092	14,472	14,488
Total	$8,358	$8,541	$16,160	$17,216

Upstream earnings in the second quarter of 2012 were $8,358 million, down $183 million from the second quarter of 2011.  Lower liquids and U.S. natural gas realizations decreased earnings by $870 million, while lower sales volumes reduced earnings by $330 million.  All other items, including gains on asset sales mainly in Angola, increased earnings by $1.0 billion.

On an oil-equivalent basis, production decreased 5.6 percent from the second quarter of 2011.  Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, production was essentially flat.

Liquids production totaled 2,208 kbd (thousands of barrels per day), down 143 kbd from the second quarter of 2011.  Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, liquids production was down about 1 percent, as field decline was mostly offset by lower downtime and ramp-up of Angola and Nigeria projects.

Second quarter natural gas production was 11,661 mcfd (millions of cubic feet per day), down 606 mcfd from 2011.  Excluding the impacts of entitlement volumes and divestments, natural gas production was up about 1 percent, as higher demand and lower downtime more than offset field decline.

Earnings from U.S. Upstream operations were $678 million, $771 million lower than the second quarter of 2011.  Non-U.S. Upstream earnings were $7,680 million, up $588 million from the prior year.

                                _______________________________________________________________________

Upstream earnings in the first six months of 2012 were $16,160 million, down $1,056 million from the first half of 2011.  Higher liquids realizations, partially offset by lower gas realizations, increased earnings by $80 million.  Lower sales volumes decreased earnings by $1,140 million.  Net gains on asset sales, mainly in Angola, were offset by higher operating expenses and unfavorable tax effects.

On an oil-equivalent basis, production in the first six months of 2012 was down 5.5 percent compared to the same period in 2011.  Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, production was down about 1 percent.

Liquids production in the first six months of 2012 of 2,211 kbd decreased 164 kbd compared with 2011.  Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, liquids production was down about 1 percent, as field decline was mostly offset by project ramp-up and lower downtime.

Natural gas production in the first six months of 2012 of 12,849 mcfd decreased 541 mcfd from 2011.  Excluding the impacts of entitlement volumes and divestments, natural gas production was down about 1 percent, with field decline partly offset by higher demand and lower downtime.

Earnings in the first six months of 2012 from U.S. Upstream operations were $1,688 million, down $1,040 million from 2011.  Earnings outside the U.S. were $14,472 million, essentially flat with the prior year.

	Second Quarter		First Six Months
	2012	2011	2012	2011
	(millions of dollars)
Downstream earnings
United States	$834	$734	$1,437	$1,428
Non-U.S.	5,812	622	6,795	1,027
Total	$6,646	$1,356	$8,232	$2,455

Second quarter 2012 Downstream earnings of $6,646 million were up $5.3 billion from the second quarter of 2011.  The gain associated with the Japan restructuring contributed $5.3 billion.  Improved margins and volume and mix effects increased earnings by $670 million.  All other items, including unfavorable foreign exchange effects, higher operating expenses, and one-time tax items, decreased earnings $670 million.  Petroleum product sales of 6,171 kbd were 160 kbd lower than last year's second quarter.

Earnings from the U.S. Downstream were $834 million, up $100 million from the second quarter of 2011.  Non-U.S. Downstream earnings of $5,812 million were $5,190 million higher than last year.

                                ______________________________________________________________________

Downstream earnings in the first six months of 2012 of $8,232 million increased $5,777 million from 2011.  The gain associated with the Japan restructuring contributed $5.3 billion.  Higher margins increased earnings by $610 million, while volume and mix effects increased earnings by $220 million.  All other items, including higher operating expenses, one-time tax items, and unfavorable foreign exchange effects, partially offset by other asset management gains, decreased earnings by $360 million.  Petroleum product sales of 6,243 kbd decreased 56 kbd from 2011.

U.S. Downstream earnings in the first six months of 2012 were $1,437 million, consistent with 2011.  Non-U.S. Downstream earnings were $6,795 million, an increase of $5,768 million from last year.

	Second Quarter		First Six Months
	2012	2011	2012	2011
	(millions of dollars)
Chemical earnings
United States	$494	$625	$927	$1,294
Non-U.S.	955	696	1,223	1,543
Total	$1,449	$1,321	$2,150	$2,837

Second quarter 2012 Chemical earnings of $1,449 million were $128 million higher than the second quarter of 2011.  The gain associated with the Japan restructuring increased earnings by $630 million, while weaker margins decreased earnings by $150 million.  Volume and mix effects lowered earnings by $100 million.  All other items, mainly unfavorable foreign exchange effects, decreased earnings by $250 million.  Second quarter prime product sales of 5,972 kt (thousands of metric tons) were 209 kt lower than last year's second quarter.

                                _____________________________________________________________________

Chemical earnings in the first six months of 2012  of $2,150 million were $687 million lower than 2011.  The gain associated with the Japan restructuring increased earnings by $630 million, while weaker margins decreased earnings by $750 million.  Lower volumes decreased earnings by $70 million.  All other items, including unfavorable foreign exchange effects, higher operating expenses, and tax items, decreased earnings by $500 million.  Prime product sales of 12,309 kt were down 194 kt from 2011.

	Second Quarter		First Six Months
	2012	2011	2012	2011
	(millions of dollars)

Corporate and financing earnings	$(543)	$(538)	$(1,182)	$(1,178)

Corporate and financing expenses of $543 million in the second quarter of 2012 were flat with the second quarter of 2011, as the benefit from the Japan restructuring was offset by one-time tax items.

                                _______________________________________________________________________

Corporate and financing expenses were $1,182 million for the first six months of 2012, flat with the first half of 2011 as the benefit from the Japan restructuring was offset by one-time tax items.

LIQUIDITY AND CAPITAL RESOURCES

	Second Quarter		First Six Months
	2012	2011	2012	2011
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			$29,504	$29,745
Investing activities			(9,107)	(15,857)
Financing activities			(15,283)	(13,814)
Effect of exchange rate changes			24	388
Increase/(decrease) in cash and cash equivalents			$5,138	$462

Cash and cash equivalents (at end of period)			$17,802	$8,287
Cash and cash equivalents – restricted (at end of period)			215	246
Total cash and cash equivalents (at end of period)			$18,017	$8,533

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	$10,217	$12,889	$29,504	$29,745
Proceeds associated with sales of subsidiaries, property,
plant & equipment, and sales and returns of investments	3,730	1,497	6,243	2,838
Cash flow from operations and asset sales	$13,947	$14,386	$35,747	$32,583

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider asset sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities.

Total cash and cash equivalents of $18.0 billion at the end of the second quarter of 2012 compared to $8.5 billion at the end of the second quarter of 2011.

Cash provided by operating activities totaled $29.5 billion for the first six months of 2012, $0.2 billion lower than 2011. The major source of funds was net income including noncontrolling interests of $27.5 billion, an increase of $5.6 billion from the prior year period.  The adjustment for the noncash provision of $7.7 billion for depreciation and depletion was essentially flat with 2011.  Changes in operational working capital added to cash flows in both periods.  These items were partially offset by the net gain on asset sales of $11.1 billion in 2012 and $0.6 billion in 2011.  For additional details, see the Condensed Consolidated Statement of Cash Flows on page 6.

Investing activities for the first six months of 2012 used net cash of $9.1 billion, a decrease of $6.8 billion compared to the prior year.  Spending for additions to property, plant and equipment increased $1.3 billion to $16.2 billion.  Proceeds from asset sales of $6.2 billion, increased $3.4 billion reflecting the impact of the Japan restructuring.  Additional investment and advances decreased by $2.6 billion to $0.4 billion.

Cash flow from operations and asset sales in the second quarter of 2012 of $13.9 billion, including asset sales of $3.7 billion, decreased $0.4 billion from the comparable 2011 period.  Cash flow from operations and asset sales in the first six months of 2012 of $35.7 billion, including asset sales of $6.2 billion, increased $3.2 billion from the comparable 2011 period.

Net cash used in financing activities of $15.3 billion in the first six months of 2012 was $1.5 billion higher than 2011, mostly reflecting the absence of 2011 net short-term debt issuance.

During the second quarter of 2012, Exxon Mobil Corporation purchased 60 million shares of its common stock for the treasury at a gross cost of $5.0 billion.  These purchases were to reduce the number of shares outstanding.  Shares outstanding decreased from 4,676 million at the end of the first quarter to 4,616 million at the end of the second quarter 2012.  Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed to shareholders a total of $7.7 billion in the second quarter of 2012 through dividends and share purchases to reduce shares outstanding.

Total debt of $15.6 billion compared to $17.0 billion at year-end 2011.  The Corporation's debt to total capital ratio was 8.5 percent at the end of the second quarter of 2012 compared to 9.6 percent at year-end 2011.

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

Litigation and other contingencies are discussed in Note 2 to the unaudited condensed consolidated financial statements.

TAXES

	Second Quarter		First Six Months
	2012	2011	2012	2011
	(millions of dollars)

Income taxes	$8,537	$7,721	$16,253	$15,725
Effective income tax rate	36%	45%	41%	46%
Sales-based taxes	8,027	8,613	16,520	16,529
All other taxes and duties	10,036	11,175	21,239	21,491
Total	$26,600	$27,509	$54,012	$53,745

Income, sales-based and all other taxes and duties totaled $26.6 billion for the second quarter of 2012, a decrease of $0.9 billion from 2011.  Income tax expense increased by $0.8 billion to $8.5 billion with the impact of higher earnings mostly offset by the lower effective tax rate.  The effective income tax rate was 36 percent compared to 45 percent in the prior year period, due to a lower effective tax rate on divestments.  Sales-based taxes and all other taxes and duties decreased by $1.7 billion to $18.1 billion reflecting lower prices and the Japan restructuring.

                                ________________________________________________________________________

Income, sales-based and all other taxes and duties totaled $54.0 billion for the first six months of 2012, an increase of $0.3 billion from 2011.  Income tax expense increased by $0.5 billion to $16.3 billion with the impact of higher earnings mostly offset by the lower effective tax rate.  The effective income tax rate was 41 percent compared to 46 percent in the prior year due to a lower effective tax rate on divestments.  Sales-based and all other taxes decreased by $0.3 billion.

CAPITAL AND EXPLORATION EXPENDITURES

	Second Quarter		First Six Months
	2012	2011	2012	2011
	(millions of dollars)

Upstream (including exploration expenses)	$8,393	$9,436	$16,472	$16,336
Downstream	569	484	1,008	934
Chemical	368	352	681	801
Other	9	34	12	56
Total	$9,339	$10,306	$18,173	$18,127

Capital and exploration expenditures in the second quarter of 2012 were $9.3 billion, down 9 percent from the second quarter of 2011.

                                ________________________________________________________________________

Capital and exploration expenditures were a record $18.2 billion for the first six months of 2012 as ExxonMobil progresses plans to invest about $37 billion per year over the next five years to help meet the global demand for energy. Actual spending could vary depending on the progress of individual projects.

FORWARD-LOOKING STATEMENTS

Statements relating to future plans, projections, events or conditions are forward-looking statements.  Actual results, including project plans, costs, timing, and capacities; capital and exploration expenditures; resource recoveries; and share purchase levels, could differ materially due to factors including: changes in oil or gas prices or other market or economic conditions affecting the oil and gas industry, including the scope and duration of economic recessions; the outcome of exploration and development efforts; changes in law or government regulation, including tax and environmental requirements; the outcome of commercial negotiations; changes in technical or operating conditions; and other factors discussed under the heading "Factors Affecting Future Results" in the “Investors” section of our website and in Item 1A of ExxonMobil's 2011 Form 10-K.  We assume no duty to update these statements as of any future date.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the six months ended June 30, 2012, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2011.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of June 30, 2012.  Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Chalmette Refining, LLC, owner of the Chalmette Refinery (operated by ExxonMobil Oil Corporation), is in discussions with the Louisiana Department of Environmental Quality (LDEQ) to resolve self-reported deviations arising from refinery operations and relating to certain Clean Air Act Title V permit conditions, limits, and other requirements.  The matter involves deviations reported to the Agency in semi-annual reports covering the time period from 2006 through 2011.  It is anticipated that LDEQ will assess an administrative penalty in this matter in excess of $100,000.

The New Mexico Environment Department (NMED) has issued a notice of violation for alleged violations of the New Mexico Air Quality Control Act and air permits for compressor engines at the XTO Energy Inc. Valencia Canyon Compressor Station in Rio Arriba County, New Mexico.  The NMED is also seeking civil penalties in excess of $100,000 to resolve these alleged air permitting violations.  XTO Energy Inc. plans to meet with the NMED in an effort to resolve this matter.

Refer to the relevant portions of Note 2 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended June 30, 2012

			Total Number of	Maximum Number
			Shares Purchased	Of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

April, 2012	18,687,988	$85.03	18,687,988

May, 2012	21,049,962	$82.90	21,049,962

June, 2012	20,582,440	$81.53	20,582,440

Total	60,320,390	$83.09	60,320,390	(See Note 1)

Note 1 - On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding.  The announcement did not specify an amount or expiration date.  The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases.  In its most recent earnings release dated July 26, 2012, the Corporation stated that third quarter 2012 share purchases to reduce shares outstanding are anticipated to equal $5 billion.  Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

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

EXXON MOBIL CORPORATION
Date: August 2, 2012	By:	/s/ Patrick T. Mulva
		Name:	Patrick T. Mulva
		Title:	Vice President, Controller and
Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.
31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.
31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.
32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.
101	Interactive Data Files.