Form 10-Q
period 2012-11-06
EXXON MOBIL CORP
filed 2012-11-06
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                Class                                                     Outstanding as of September 30, 2012

Common stock, without par value                                                   4,559,342,639

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,  2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES AND OTHER INCOME
Sales and other operating revenue (1)	$111,554	$120,475	$343,488	$351,120
Income from equity affiliates	3,386	3,915	11,247	11,462
Other income	766	940	12,387	2,238
Total revenues and other income	115,706	125,330	367,122	364,820

COSTS AND OTHER DEDUCTIONS
Crude oil and product purchases	65,180	69,289	201,349	199,233
Production and manufacturing expenses	9,128	10,199	28,765	30,041
Selling, general and administrative expenses	3,468	3,764	10,555	11,072
Depreciation and depletion	4,037	3,866	11,778	11,508
Exploration expenses, including dry holes	494	728	1,388	1,654
Interest expense	59	98	216	172
Sales-based taxes (1)	8,137	8,484	24,657	25,013
Other taxes and duties	7,883	10,222	27,388	29,911
Total costs and other deductions	98,386	106,650	306,096	308,604

Income before income taxes	17,320	18,680	61,026	56,216
Income taxes	7,394	8,009	23,647	23,734
Net income including noncontrolling interests	9,926	10,671	37,379	32,482
Net income attributable to noncontrolling interests	356	341	2,449	822
Net income attributable to ExxonMobil	$9,570	$10,330	$34,930	$31,660

Earnings per common share (dollars)	$2.09	$2.13	$7.50	$6.46

Earnings per common share - assuming dilution (dollars)	$2.09	$2.13	$7.50	$6.45

Dividends per common share (dollars)	$0.57	$0.47	$1.61	$1.38

(1) Sales-based taxes included in sales and other
operating revenue	$8,137	$8,484	$24,657	$25,013

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income including noncontrolling interests	$9,926	$10,671	$37,379	$32,482
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	1,620	(3,336)	1,298	(1,224)
Adjustment for foreign exchange translation (gain)/loss
included in net income	(119)	-	(4,354)	-
Postretirement benefits reserves adjustment
(excluding amortization)	(224)	272	(404)	(293)
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	454	298	2,083	929
Change in fair value of cash flow hedges	-	14	-	24
Realized (gain)/loss from settled cash flow hedges
included in net income	-	(17)	-	(50)
Total other comprehensive income	1,731	(2,769)	(1,377)	(614)
Comprehensive income including noncontrolling interests	11,657	7,902	36,002	31,868
Comprehensive income attributable to
noncontrolling interests	541	101	1,062	713
Comprehensive income attributable to ExxonMobil	$11,116	$7,801	$34,940	$31,155

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)

	Sept. 30,	Dec. 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$13,055	$12,664
Cash and cash equivalents – restricted	206	404
Notes and accounts receivable – net	36,635	38,642
Inventories
Crude oil, products and merchandise	13,010	11,665
Materials and supplies	3,565	3,359
Other current assets	5,667	6,229
Total current assets	72,138	72,963
Investments, advances and long-term receivables	35,105	34,333
Property, plant and equipment – net	220,330	214,664
Other assets, including intangibles – net	7,618	9,092
Total assets	$335,191	$331,052

LIABILITIES
Current liabilities
Notes and loans payable	$3,496	$7,711
Accounts payable and accrued liabilities	53,516	57,067
Income taxes payable	13,049	12,727
Total current liabilities	70,061	77,505
Long-term debt	8,928	9,322
Postretirement benefits reserves	21,652	24,994
Deferred income tax liabilities	37,642	36,618
Other long-term obligations	24,553	21,869
Total liabilities	162,836	170,308

Commitments and contingencies (Note 2)

EQUITY
Common stock, without par value:
Authorized: 9,000 million shares
Issued: 8,019 million shares	9,645	9,512
Earnings reinvested	358,369	330,939
Accumulated other comprehensive income	(9,113)	(9,123)
Common stock held in treasury:
3,460 million shares at September 30, 2012	(192,188)
3,285 million shares at December 31, 2011		(176,932)
ExxonMobil share of equity	166,713	154,396
Noncontrolling interests	5,642	6,348
Total equity	172,355	160,744
Total liabilities and equity	$335,191	$331,052

The number of shares of common stock issued and outstanding at September 30, 2012 and December 31, 2011 were 4,559,342,639 and 4,733,948,268, respectively.

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income including noncontrolling interests	$37,379	$32,482
Depreciation and depletion	11,778	11,508
Changes in operational working capital, excluding cash and debt	3,119	2,154
Net (gain) on asset sales	(11,693)	(1,269)
All other items – net	2,363	(281)
Net cash provided by operating activities	42,946	44,594

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(24,214)	(22,341)
Proceeds associated with sales of subsidiaries, property, plant and
equipment, and sales and returns of investments	6,850	4,246
Additional investments and advances	(768)	(3,122)
Additions to marketable securities	-	(1,754)
Sales of marketable securities	-	1,674
Other investing activities – net	1,533	1,144
Net cash used in investing activities	(16,599)	(20,153)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	597	457
Reductions in long-term debt	(15)	(236)
Additions/(reductions) in short-term debt – net	(3,506)	1,414
Cash dividends to ExxonMobil shareholders	(7,500)	(6,773)
Cash dividends to noncontrolling interests	(287)	(264)
Changes in noncontrolling interests	198	(12)
Tax benefits related to stock-based awards	-	220
Common stock acquired	(15,814)	(16,633)
Common stock sold	184	616
Net cash used in financing activities	(26,143)	(21,211)

Effects of exchange rate changes on cash	187	(33)
Increase/(decrease) in cash and cash equivalents	391	3,197
Cash and cash equivalents at beginning of period	12,664	7,825
Cash and cash equivalents at end of period	$13,055	$11,022

SUPPLEMENTAL DISCLOSURES
Income taxes paid	$17,895	$20,349
Cash interest paid	$387	$390

The information in the Notes to Condensed Consolidated Financial Statements

is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)

	ExxonMobil Share of Equity
			Accumulated
			Other	Common
			Compre-	Stock	ExxonMobil	Non-
	Common	Earnings	hensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity

Balance as of December 31, 2010	$9,371	$298,899	$(4,823)	$(156,608)	$146,839	$5,840	$152,679
Amortization of stock-based awards	572	-	-	-	572	-	572
Tax benefits related to stock-based awards	159	-	-	-	159	-	159
Other	(596)	-	-	-	(596)	(4)	(600)

Net income for the period	-	31,660	-	-	31,660	822	32,482
Dividends – common shares	-	(6,773)	-	-	(6,773)	(264)	(7,037)

Other comprehensive income	-	-	(505)	-	(505)	(109)	(614)

Acquisitions, at cost	-	-	-	(16,633)	(16,633)	(12)	(16,645)
Dispositions	-	-	-	1,216	1,216	-	1,216
Balance as of September 30, 2011	$9,506	$323,786	$(5,328)	$(172,025)	$155,939	$6,273	$162,212

Balance as of December 31, 2011	$9,512	$330,939	$(9,123)	$(176,932)	$154,396	$6,348	$160,744
Amortization of stock-based awards	618	-	-	-	618	-	618
Tax benefits related to stock-based awards	252	-	-	-	252	-	252
Other	(737)	-	-	-	(737)	(1,450)	(2,187)

Net income for the period	-	34,930	-	-	34,930	2,449	37,379
Dividends – common shares	-	(7,500)	-	-	(7,500)	(287)	(7,787)

Other comprehensive income	-	-	10	-	10	(1,387)	(1,377)

Acquisitions, at cost	-	-	-	(15,814)	(15,814)	(31)	(15,845)
Dispositions	-	-	-	558	558	-	558
Balance as of September 30, 2012	$9,645	$358,369	$(9,113)	$(192,188)	$166,713	$5,642	$172,355

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2011
		Held in				Held in
Common Stock Share Activity	Issued	Treasury	Outstanding		Issued	Treasury	Outstanding
	(millions of shares)				(millions of shares)
Balance as of December 31	8,019	(3,285)	4,734		8,019	(3,040)	4,979
Acquisitions	-	(185)	(185)		-	(209)	(209)
Dispositions	-	10	10		-	23	23
Balance as of September 30	8,019	(3,460)	4,559		8,019	(3,226)	4,793

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

2.     Litigation and Other Contingencies

Litigation

A variety of claims have been made against ExxonMobil and certain of its consolidated subsidiaries in a number of pending lawsuits. Management has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies. The Corporation accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Corporation does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and which are significant, the Corporation discloses the nature of the contingency and, where feasible, an estimate of the possible loss. For purposes of our contingency disclosures, “significant” includes material matters as well as other matters which management believes should be disclosed. ExxonMobil will continue to defend itself vigorously in these matters. Based on a consideration of all relevant facts and circumstances, the Corporation does not believe the ultimate outcome of any currently pending lawsuit against ExxonMobil will have a material adverse effect upon the Corporation's operations, financial condition, or financial statements taken as a whole.

On June 30, 2011, a state district court jury in Baltimore County, Maryland returned a verdict against Exxon Mobil Corporation in Allison, et al v. Exxon Mobil Corporation, a case involving an accidental 26,000 gallon gasoline leak at a suburban Baltimore service station. The verdict included approximately $497 million in compensatory damages and approximately $1.0 billion in punitive damages in a finding that ExxonMobil fraudulently misled the plaintiff-residents about the events leading up to the leak, the leak's discovery, and the nature and extent of any groundwater contamination. ExxonMobil believes the verdict is not justified by the evidence and that the amount of the compensatory award is grossly excessive and the imposition of punitive damages is improper and unconstitutional. The trial court denied a post-trial motion that ExxonMobil filed to overturn the punitive damages verdict and entered a final judgment in the amount of $1,488 million. ExxonMobil has appealed the verdict and judgment. The appeal is pending before the Maryland Court of Appeals. In an earlier trial involving the same leak and different plaintiffs, the jury awarded compensatory damages but rejected the plaintiffs' punitive damages claims. Those plaintiffs did not appeal the jury's denial of punitive damages. On February 9, 2012, the Maryland Court of Special Appeals reversed in part and affirmed in part the trial court's decision on compensatory damages in that case. The Maryland Court of Appeals granted writs of certiorari to both parties in response to their separate petitions seeking reversals of portions of the Court of Special Appeals' decision. The appeals in both of these cases were consolidated before the Maryland Court of Appeals and arguments were held on November 5, 2012.  The ultimate outcome of all of this litigation is not expected to have a material adverse effect upon the Corporation's operations, financial condition, or financial statements taken as a whole.

Other Contingencies

The Corporation and certain of its consolidated subsidiaries were contingently liable at September 30, 2012, for guarantees relating to notes, loans and performance under contracts. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	As of September 30, 2012

	Equity	Other
	Company	Third Party
	Obligations (1)	Obligations	Total
	(millions of dollars)
Guarantees
Debt-related	$2,224	$56	$2,280
Other	3,243	4,211	7,454
Total	$5,467	$4,267	$9,734

(1) ExxonMobil share

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation's outstanding unconditional purchase obligations at September 30, 2012, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

3.     Other Comprehensive Income Information

	ExxonMobil Share of Accumulated
	Other Comprehensive Income

	Cumulative	Post-	Unrealized
	Foreign	retirement	Change in
	Exchange	Benefits	Fair Value
	Translation	Reserves	on Cash
	Adjustment	Adjustment	Flow Hedges	Total
	(millions of dollars)

Balance as of December 31, 2010	$5,011	$(9,889)	$55	$(4,823)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(1,110)	(252)	24	(1,338)
Amounts reclassified from accumulated other
comprehensive income	-	883	(50)	833
Total change in accumulated other comprehensive
income	(1,110)	631	(26)	(505)
Balance as of September 30, 2011	$3,901	$(9,258)	$29	$(5,328)

Balance as of December 31, 2011	$4,168	$(13,291)	$-	$(9,123)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	1,159	(351)	-	808
Amounts reclassified from accumulated other
comprehensive income	(2,603)	1,805	-	(798)
Total change in accumulated other comprehensive
income	(1,444)	1,454	-	10
Balance as of September 30, 2012	$2,724	$(11,837)	$-	$(9,113)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(millions of dollars)
Income Tax (Expense)/Credit For
Components of Other Comprehensive Income
Foreign exchange translation adjustment	$(55)	$121	$(92)	$34
Postretirement benefits reserves adjustment
Postretirement benefits reserves adjustment
(excluding amortization)	100	(111)	190	126
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	(200)	(132)	(1,132)	(433)
Unrealized change in fair value on cash flow hedges
Change in fair value of cash flow hedges	-	(9)	-	(14)
Realized (gain)/loss from settled cash flow hedges
included in net income	-	11	-	31
Total	$(155)	$(120)	$(1,034)	$(256)

4.     Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Earnings per common share
Net income attributable to ExxonMobil (millions of dollars)	$9,570	$10,330	$34,930	$31,660

Weighted average number of common shares
outstanding (millions of shares)	4,597	4,839	4,657	4,902

Earnings per common share (dollars)	$2.09	$2.13	$7.50	$6.46

Earnings per common share - assuming dilution
Net income attributable to ExxonMobil (millions of dollars)	$9,570	$10,330	$34,930	$31,660

Weighted average number of common shares
outstanding (millions of shares)	4,597	4,839	4,657	4,902
Effect of employee stock-based awards	-	4	-	6
Weighted average number of common shares
outstanding - assuming dilution	4,597	4,843	4,657	4,908

Earnings per common share
- assuming dilution (dollars)	$2.09	$2.13	$7.50	$6.45

5.     Pension and Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(millions of dollars)
Pension Benefits - U.S.
Components of net benefit cost
Service cost	$173	$148	$489	$397
Interest cost	205	198	615	594
Expected return on plan assets	(196)	(192)	(590)	(577)
Amortization of actuarial loss/(gain) and prior
service cost	146	123	436	370
Net pension enhancement and
curtailment/settlement cost	123	64	369	266
Net benefit cost	$451	$341	$1,319	$1,050

Pension Benefits - Non-U.S.
Components of net benefit cost
Service cost	$156	$147	$490	$432
Interest cost	279	317	859	956
Expected return on plan assets	(269)	(293)	(831)	(879)
Amortization of actuarial loss/(gain) and prior
service cost	228	189	719	566
Net pension enhancement and
curtailment/settlement cost (1)	109	7	1,538	7
Net benefit cost	$503	$367	$2,775	$1,082

Other Postretirement Benefits
Components of net benefit cost
Service cost	$31	$30	$100	$94
Interest cost	89	96	293	300
Expected return on plan assets	(9)	(10)	(30)	(32)
Amortization of actuarial loss/(gain) and prior
service cost	48	47	156	153
Net benefit cost	$159	$163	$519	$515

(1)   Non-U.S. net pension enhancement and curtailment/settlement cost for the nine months ended September 30, 2012, includes $1,420 million (on a consolidated‑company, before‑tax basis) of accumulated other comprehensive income for the postretirement benefit reserves adjustment that was recycled into earnings and included in the Japan restructuring gain reported in “Other income” (See Note 9).

6.     Financial Instruments

The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate.  The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt.  The estimated fair value of total long-term debt, including capitalized lease obligations, was $9.5 billion at September 30, 2012, and $9.8 billion at December 31, 2011, as compared to recorded book values of $8.9 billion at September 30, 2012, and $9.3 billion at December 31, 2011.  The fair value of long-term debt by hierarchy level at September 30, 2012, is shown below:

As of September 30, 2012
	Level 1	Level 2	Level 3	Total
(millions of dollars)
Long-term debt fair value	$ 6,594	$ 2,609	$ 322	$ 9,525

The fair value hierarchy for long-term debt is primarily Level 1 and represents quoted prices in active markets. Level 2 includes debt whose fair value is based upon a publicly available index.  The Level 3 amount is primarily capitalized leases whose value is typically determined through the use of present value and specific contract terms.

7.     Disclosures about Segments and Related Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	$633	$1,184	$2,321	$3,912
Non-U.S.	5,340	7,210	19,812	21,698
Downstream
United States	1,441	810	2,878	2,238
Non-U.S. (1)	1,749	769	8,544	1,796
Chemical
United States	565	538	1,492	1,832
Non-U.S. (1)	225	465	1,448	2,008
All other	(383)	(646)	(1,565)	(1,824)
Corporate total	$9,570	$10,330	$34,930	$31,660

(1)	Nine months ended September 30, 2012, includes the gain associated with the Japan restructuring (See Note 9)
of $5.3 billion in the non-U.S. Downstream and $0.6 billion in the non-U.S. Chemical segments.

SALES AND OTHER OPERATING REVENUE (2)
Upstream
United States	$2,830	$3,686	$8,404	$10,601
Non-U.S.	7,208	7,101	22,163	24,684
Downstream
United States	31,621	31,329	92,991	90,904
Non-U.S.	60,763	67,591	190,590	192,742
Chemical
United States	3,493	4,053	11,167	11,829
Non-U.S.	5,634	6,711	18,157	20,345
All other	5	4	16	15
Corporate total	$111,554	$120,475	$343,488	$351,120

(2) Includes sales-based taxes

INTERSEGMENT REVENUE
Upstream
United States	$1,935	$2,232	$6,538	$7,189
Non-U.S.	11,105	12,527	35,171	37,705
Downstream
United States	5,422	4,426	16,214	14,071
Non-U.S.	15,309	17,854	47,215	53,987
Chemical
United States	3,301	2,884	9,429	9,202
Non-U.S.	2,292	2,960	7,565	8,095
All other	75	66	212	192

8.     Accounting for Suspended Exploratory Well Costs

For the category of exploratory well costs at year-end 2011 that were suspended more than one year, a total of $95 million was expensed in the first nine months of 2012.

9.     Japan Restructuring

On June 1, 2012, the Corporation completed the restructuring of its Downstream and Chemical holdings in Japan. Under the restructuring, TonenGeneral Sekiyu K. K. (TG), a consolidated subsidiary owned 50 percent by the Corporation, purchased for $3.9 billion the Corporation’s shares of a wholly-owned affiliate in Japan, EMG Marketing Godo Kaisha (previously known as ExxonMobil Yugen Kaisha), which resulted in TG acquiring approximately 200 million of its shares owned by the Corporation along with other assets. As a result of the restructuring, the Corporation’s effective ownership of TG was reduced to approximately 22 percent and a net gain of $6.5 billion was recognized.  The gain is included in “Other income” partially offset by amounts included in “Income tax expense” and “Net income attributable to noncontrolling interests.”

The gain includes $1.9 billion of the Corporation’s share of other comprehensive income recycled into earnings (see note 3 below).  The gain also includes remeasurement of TG’s shares that the Corporation continues to own to $0.7 billion, based on TG’s share price on the Tokyo Stock Exchange.  The Corporation accounts for its remaining investment using the equity method.

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

(3)     The accumulated other comprehensive income associated with the Japan restructuring was recycled into earnings. At June 1, 2012,  ExxonMobil’s share of accumulated other comprehensive income was a benefit of $1.9 billion, including $2.5 billion related to cumulative translation adjustments offset by $0.6 billion related to postretirement benefits reserves adjustments.

EXXON MOBIL CORPORATION

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Third Quarter		First Nine Months
Earnings (U.S. GAAP)	2012	2011	2012	2011
	(millions of dollars)
Upstream
United States	$633	$1,184	$2,321	$3,912
Non-U.S.	5,340	7,210	19,812	21,698
Downstream
United States	1,441	810	2,878	2,238
Non-U.S.	1,749	769	8,544	1,796
Chemical
United States	565	538	1,492	1,832
Non-U.S.	225	465	1,448	2,008
Corporate and financing	(383)	(646)	(1,565)	(1,824)
Net Income attributable to ExxonMobil (U.S. GAAP)	$9,570	$10,330	$34,930	$31,660

Earnings per common share (dollars)	$2.09	$2.13	$7.50	$6.46
Earnings per common share - assuming
dilution (dollars)	$2.09	$2.13	$7.50	$6.45

References in this discussion to total corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the income statement.  Unless otherwise indicated, references to earnings, special items, Upstream, Downstream, Chemical and Corporate and Financing segment earnings, and earnings per share are ExxonMobil's share after excluding amounts attributable to noncontrolling interests.

REVIEW OF THIRD QUARTER 2012 RESULTS

ExxonMobil results for the third quarter of 2012 reflect our ongoing commitment to help deliver the energy needed to underpin economic recovery and growth while maintaining our strong focus on safety and environmental performance.

Third quarter 2012 earnings were $9.6 billion, down 7 percent from the third quarter of 2011.

Capital and exploration expenditures were $9.2 billion in the third quarter of 2012.

The Corporation distributed $7.6 billion to shareholders in the third quarter through dividends and share purchases to reduce shares outstanding.

                _______________________________________________________________________

Earnings of $34,930 million in the first nine months of 2012 increased $3,270 million from 2011.

Earnings per share – assuming dilution increased 16 percent to $7.50.

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(millions of dollars)
Upstream earnings
United States	$633	$1,184	$2,321	$3,912
Non-U.S.	5,340	7,210	19,812	21,698
Total	$5,973	$8,394	$22,133	$25,610

Upstream earnings were $5,973 million in the third quarter of 2012, down $2,421 million from the third quarter of 2011.  Production volume and mix effects reduced earnings by $700 million.  Lower liquids and natural gas realizations decreased earnings by $130 million.  All other items, including the absence of prior year asset sales ($1.0 billion), unfavorable tax items and foreign exchange impacts, decreased earnings by a total of $1.6 billion.

On an oil-equivalent basis, production decreased 7.5 percent from the third quarter of 2011.  Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, production decreased 2.9 percent.

Liquids production totaled 2,116 kbd (thousands of barrels per day), down 133 kbd from the third quarter of 2011.  Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, liquids production was down 3.1 percent, as field decline was partially offset by project ramp-up in Angola and Nigeria.

Third quarter natural gas production was 11,061 mcfd (millions of cubic feet per day), down 1,136 mcfd from 2011.  Excluding the impacts of entitlement volumes and divestments, natural gas production was down 2.7 percent, due primarily to field decline.

Earnings from U.S. Upstream operations were $633 million, $551 million lower than the third quarter of 2011.  Non-U.S. Upstream earnings were $5,340 million, down $1,870 million from the prior year.

                _______________________________________________________________________

Upstream earnings for the first nine months of 2012 were $22,133 million, down $3,477 million from 2011.  Production volume and mix effects decreased earnings by $1.9 billion.  Liquids and natural gas realizations decreased earnings by $80 million.  All other items, including higher operating expenses and unfavorable tax effects, reduced earnings by $1.5 billion.

On an oil-equivalent basis, production was down 6.2 percent compared to the same period in 2011.  Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, production was down 1.6 percent.

Liquids production of 2,179 kbd decreased 153 kbd compared with 2011.  Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, liquids production was down 1.8 percent, as field decline was partly offset by project ramp-up in Angola and Nigeria.

Natural gas production of 12,249 mcfd decreased 739 mcfd from 2011.  Excluding the impacts of entitlement volumes and divestments, natural gas production was down 1.3 percent, as field decline was partially offset by higher demand and lower downtime.

Earnings from U.S. Upstream operations for 2012 were $2,321 million, down $1,591 million from 2011.  Earnings outside the U.S. were $19,812 million, down $1,886 million.

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(millions of dollars)
Downstream earnings
United States	$1,441	$810	$2,878	$2,238
Non-U.S.	1,749	769	8,544	1,796
Total	$3,190	$1,579	$11,422	$4,034

Downstream earnings were $3,190 million in the third quarter of 2012, up $1,611 million from the third quarter of 2011.  Downstream margins, mainly refining, increased earnings by $850 million, while volume and mix effects were essentially flat.  All other items, including higher gains on asset sales of $360 million, favorable foreign exchange effects, and lower operating expenses, increased earnings by $780 million.  Petroleum product sales of 6,105 kbd were 453 kbd lower than last year's third quarter due mainly to divestments and the Japan restructuring.

Earnings from the U.S. Downstream were $1,441 million, up $631 million from the third quarter of 2011.  Non-U.S. Downstream earnings of $1,749 million were $980 million higher than last year.

                _______________________________________________________________________

Downstream earnings of $11,422 million in the first nine months of 2012 increased $7,388 million from 2011.  Higher refining margins increased earnings by $1.4 billion, while volume and mix effects increased earnings by $140 million.  All other items increased earnings by $5.8 billion due primarily to a $5.3 billion gain associated with the Japan restructuring and other divestment gains.  Petroleum product sales of 6,197 kbd decreased 189 kbd from 2011 due mainly to divestments and the Japan restructuring.

U.S. Downstream earnings were $2,878 million, up $640 million from 2011.  Non-U.S. Downstream earnings were $8,544 million, an increase of $6,748 million from last year.

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(millions of dollars)
Chemical earnings
United States	$565	$538	$1,492	$1,832
Non-U.S.	225	465	1,448	2,008
Total	$790	$1,003	$2,940	$3,840

Chemical earnings of $790 million in the third quarter of 2012 were $213 million lower than the third quarter of 2011.  Lower margins decreased earnings by $150 million.  All other items, mainly unfavorable foreign exchange effects, decreased earnings by $60 million.  Third quarter prime product sales of 5,947 kt (thousands of metric tons) were 285 kt lower than last year's third quarter due mainly to the Japan restructuring.

                _______________________________________________________________________

Chemical earnings of $2,940 million for the first nine months of 2012 were $900 million lower than 2011.  Margins decreased earnings by $920 million.  Volume and mix effects lowered earnings by $60 million.  All other items increased earnings by $80 million, as a $630 million gain associated with the Japan restructuring was mostly offset by unfavorable foreign exchange effects and higher operating expenses.  Prime product sales of 18,256 kt were down 479 kt from 2011.

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(millions of dollars)

Corporate and financing earnings	$(383)	$(646)	$(1,565)	$(1,824)

Corporate and financing expenses were $383 million for the third quarter of 2012, down $263 million from the third quarter of 2011, due mainly to favorable tax items.

                _______________________________________________________________________

Corporate and financing expenses were $1,565 million for the first nine months of 2012, down $259 million from 2011 due primarily to the Japan restructuring.

LIQUIDITY AND CAPITAL RESOURCES

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			$42,946	$44,594
Investing activities			(16,599)	(20,153)
Financing activities			(26,143)	(21,211)
Effect of exchange rate changes			187	(33)
Increase/(decrease) in cash and cash equivalents			$391	$3,197

Cash and cash equivalents (at end of period)			$13,055	$11,022
Cash and cash equivalents – restricted (at end of period)			206	233
Total cash and cash equivalents (at end of period)			$13,261	$11,255

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	$13,442	$14,849	$42,946	$44,594
Proceeds associated with sales of subsidiaries, property,
plant & equipment, and sales and returns of investments	607	1,408	6,850	4,246
Cash flow from operations and asset sales	$14,049	$16,257	$49,796	$48,840

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider asset sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities.

Total cash and cash equivalents of $13.3 billion at the end of the third quarter of 2012 compared to $11.3 billion at the end of the third quarter of 2011.

Cash provided by operating activities totaled $42.9 billion for the first nine months of 2012, $1.6 billion lower than 2011. The major source of funds was net income including noncontrolling interests of $37.4 billion, an increase of $4.9 billion from the prior year period.  The adjustment for the noncash provision of $11.8 billion for depreciation and depletion was essentially flat with 2011.  Changes in operational working capital added to cash flows in both periods.  These items were partially offset by the net gain on asset sales of $11.7 billion in 2012 and $1.3 billion in 2011.  For additional details, see the Condensed Consolidated Statement of Cash Flows on page 6.

Investing activities for the first nine months of 2012 used net cash of $16.6 billion, a decrease of $3.6 billion compared to the prior year.  Spending for additions to property, plant and equipment increased $1.9 billion to $24.2 billion.  Proceeds from asset sales of $6.9 billion, increased $2.6 billion reflecting the impact of the Japan restructuring.  Additional investment and advances decreased by $2.4 billion to $0.8 billion.

Cash flow from operations and asset sales in the third quarter of 2012 of $14.0 billion, including asset sales of $0.6 billion, decreased $2.2 billion from the comparable 2011 period.  Cash flow from operations and asset sales in the first nine months of 2012 of $49.8 billion, including asset sales of $6.9 billion, increased $1.0 billion from the comparable 2011 period.

Net cash used in financing activities of $26.1 billion in the first nine months of 2012 was $4.9 billion higher than 2011, reflecting the maturing of the deferred interest debentures in 2012 and the absence of 2011 net short-term debt issuance.

During the third quarter of 2012, Exxon Mobil Corporation purchased 58 million shares of its common stock for the treasury at a gross cost of $5.1 billion.  These purchases included $5 billion to reduce the number of shares outstanding with the balance used to acquire shares in conjunction with the company’s benefit plans and programs.  Shares outstanding decreased from 4,616 million at the end of the second quarter to 4,559 million at the end of the third quarter 2012.  Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed to shareholders a total of $7.6 billion in the third quarter of 2012 through dividends and share purchases to reduce shares outstanding.

Total debt of $12.4 billion compared to $17.0 billion at year-end 2011.  The decrease is due to the maturing of the deferred interest debentures and the impact of divestments.   The Corporation's debt to total capital ratio was 6.7 percent at the end of the third quarter of 2012 compared to 9.6 percent at year-end 2011.

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

Litigation and other contingencies are discussed in Note 2 to the unaudited condensed consolidated financial statements.

TAXES

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(millions of dollars)

Income taxes	$7,394	$8,009	$23,647	$23,734
Effective income tax rate	47%	47%	43%	46%
Sales-based taxes	8,137	8,484	24,657	25,013
All other taxes and duties	8,652	11,084	29,891	32,575
Total	$24,183	$27,577	$78,195	$81,322

Income, sales-based and all other taxes and duties totaled $24.2 billion for the third quarter of 2012, a decrease of $3.4 billion from 2011.  Income tax expense decreased by $0.6 billion to $7.4 billion reflecting the lower level of earnings.  The effective income tax rate was 47 percent in both periods.  Sales-based taxes and all other taxes and duties decreased by $2.8 billion to $16.8 billion reflecting the Japan restructuring.

                                ________________________________________________________________________

Income, sales-based and all other taxes and duties totaled $78.2 billion for the first nine months of 2012, a decrease of $3.1 billion from 2011.  Income tax expense decreased by $0.1 billion to $23.6 billion with the impact of higher earnings offset by the lower effective tax rate.  The effective income tax rate was 43 percent compared to 46 percent in the prior year due to a lower effective tax rate on divestments.  Sales-based and all other taxes decreased by $3.0 billion reflecting the Japan restructuring.

CAPITAL AND EXPLORATION EXPENDITURES

	Third Quarter		First Nine Months
	2012	2011	2012	2011
	(millions of dollars)

Upstream (including exploration expenses)	$8,248	$7,752	$24,720	$24,088
Downstream	583	541	1,591	1,475
Chemical	350	321	1,031	1,122
Other	2	6	14	62
Total	$9,183	$8,620	$27,356	$26,747

Capital and exploration expenditures in the third quarter of 2012 were $9.2 billion, up 7 percent from the third quarter of 2011.

                                ________________________________________________________________________

Capital and exploration expenditures were a record $27.4 billion for the first nine months of 2012, up 2 percent, as ExxonMobil continues pursuing opportunities to find and produce new supplies of oil and natural gas to meet global demand for energy.  The Corporation anticipates an investment profile of about $37 billion per year over the next five years.  Actual spending could vary depending on the progress of individual projects and property acquisitions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the nine months ended September 30, 2012, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2011.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of September 30, 2012.  Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Regarding a matter previously reported in the Corporation’s 2010 Form 10-K involving the issuance of a notice of violation (NOV) and likely enforcement action by the Pennsylvania Department of Environmental Protection relating to the discharge of fluids at the Marquardt Well Site of XTO Energy Inc. (XTO) in Penn Township, Pennsylvania, on July 19, 2012, the United States Department of Justice (DOJ) and the United States Environmental Protection Agency (EPA) proposed a settlement with XTO for alleged violations of the Federal Water Pollution Control Act arising from the same event. As part of the possible settlement, EPA/DOJ is seeking in excess of $100,000 to resolve the alleged violations of federal law.

Refer to the relevant portions of Note 2 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended September 30, 2012

			Total Number of	Maximum Number
			Shares Purchased	Of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

July, 2012	19,393,880	$85.30	19,393,880

August, 2012	21,837,573	$87.79	21,837,573

September, 2012	16,843,181	$90.63	16,843,181

Total	58,074,634	$87.78	58,074,634	(See Note 1)

Note 1 - On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding.  The announcement did not specify an amount or expiration date.  The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases.  In its most recent earnings release dated November 1, 2012, the Corporation stated that fourth quarter 2012 share purchases to reduce shares outstanding are anticipated to equal $5 billion.  Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

Item 6.  Exhibits

Exhibit	Description

10(iii)(f.2)	Standing resolution for non-employee director restricted grants dated, September 26, 2007.
31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.
31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.
31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.
32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.
101	Interactive Data Files.

EXXON MOBIL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION
Date: November 6, 2012	By:	/s/ Patrick T. Mulva
		Name:	Patrick T. Mulva
		Title:	Vice President, Controller and
Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit	Description

10(iii)(f.2)	Standing resolution for non-employee director restricted grants dated September 26, 2007.
31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.
31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.
31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.
32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.
101	Interactive Data Files.