Form 10-Q
period 2013-03-31
EXXON MOBIL CORP
filed 2013-05-02
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

(Address of principal executive offices)(Zip Code)

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        Class                                                                                                                       Outstanding as of March 31, 2013

Common stock, without par value                                                                                                                4,446,375,887

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)

	Three Months Ended
	March 31,
	2013	2012
Revenues and other income
Sales and other operating revenue (1)	103,828	119,189
Income from equity affiliates	4,418	4,210
Other income	561	654
Total revenues and other income	108,807	124,053
Costs and other deductions
Crude oil and product purchases	59,899	69,825
Production and manufacturing expenses	9,736	9,850
Selling, general and administrative expenses	3,118	3,601
Depreciation and depletion	4,110	3,842
Exploration expenses, including dry holes	445	522
Interest expense	24	107
Sales-based taxes (1)	7,492	8,493
Other taxes and duties	7,945	10,298
Total costs and other deductions	92,769	106,538
Income before income taxes	16,038	17,515
Income taxes	6,277	7,716
Net income including noncontrolling interests	9,761	9,799
Net income attributable to noncontrolling interests	261	349
Net income attributable to ExxonMobil	9,500	9,450

Earnings per common share (dollars)	2.12	2.00

Earnings per common share - assuming dilution (dollars)	2.12	2.00

Dividends per common share (dollars)	0.57	0.47

(1) Sales-based taxes included in sales and other operating revenue	7,492	8,493

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended
	March 31,
	2013	2012

Net income including noncontrolling interests	9,761	9,799
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	(1,209)	1,045
Adjustment for foreign exchange translation (gain)/loss included in net income	-	67
Postretirement benefits reserves adjustment (excluding amortization)	65	(404)
Amortization and settlement of postretirement benefits reserves adjustment
included in net periodic benefit costs	444	393
Total other comprehensive income	(700)	1,101
Comprehensive income including noncontrolling interests	9,061	10,900
Comprehensive income attributable to noncontrolling interests	144	325
Comprehensive income attributable to ExxonMobil	8,917	10,575

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)

	Mar. 31,	Dec. 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	6,214	9,582
Cash and cash equivalents – restricted	376	341
Notes and accounts receivable – net	34,291	34,987
Inventories
Crude oil, products and merchandise	12,446	10,836
Materials and supplies	3,785	3,706
Other current assets	5,482	5,008
Total current assets	62,594	64,460
Investments, advances and long-term receivables	35,641	34,718
Property, plant and equipment – net	233,728	226,949
Other assets, including intangibles – net	7,676	7,668
Total assets	339,639	333,795

Liabilities
Current liabilities
Notes and loans payable	5,937	3,653
Accounts payable and accrued liabilities	53,978	50,728
Income taxes payable	10,169	9,758
Total current liabilities	70,084	64,139
Long-term debt	7,475	7,928
Postretirement benefits reserves	25,286	25,267
Deferred income tax liabilities	38,712	37,570
Long-term obligations to equity companies	3,748	3,555
Other long-term obligations	21,257	23,676
Total liabilities	166,562	162,135

Commitments and contingencies (Note 2)

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	9,665	9,653
Earnings reinvested	372,666	365,727
Accumulated other comprehensive income	(12,767)	(12,184)
Common stock held in treasury
(3,573 million shares at Mar. 31, 2013 and
3,517 million shares at Dec. 31, 2012)	(202,563)	(197,333)
ExxonMobil share of equity	167,001	165,863
Noncontrolling interests	6,076	5,797
Total equity	173,077	171,660
Total liabilities and equity	339,639	333,795

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net income including noncontrolling interests	9,761	9,799
Depreciation and depletion	4,110	3,842
Changes in operational working capital, excluding cash and debt	2,321	5,792
All other items – net	(2,600)	(146)
Net cash provided by operating activities	13,592	19,287

Cash flows from investing activities
Additions to property, plant and equipment	(7,494)	(7,843)
Proceeds associated with sales of subsidiaries, property, plant and
equipment, and sales and returns of investments	360	2,513
Additional investments and advances	(3,032)	(111)
Other investing activities – net	112	90
Net cash used in investing activities	(10,054)	(5,351)

Cash flows from financing activities
Additions to long-term debt	5	129
Reductions in long-term debt	-	(5)
Additions/(reductions) in short-term debt – net	1,587	(527)
Cash dividends to ExxonMobil shareholders	(2,561)	(2,221)
Cash dividends to noncontrolling interests	(105)	(96)
Changes in noncontrolling interests	(1)	212
Common stock acquired	(5,621)	(5,704)
Common stock sold	2	82
Net cash used in financing activities	(6,694)	(8,130)

Effects of exchange rate changes on cash	(212)	200
Increase/(decrease) in cash and cash equivalents	(3,368)	6,006
Cash and cash equivalents at beginning of period	9,582	12,664
Cash and cash equivalents at end of period	6,214	18,670

Supplemental Disclosures
Income taxes paid	7,220	5,416
Cash interest paid	105	99

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)

	ExxonMobil Share of Equity
			Accumulated
			Other	Common
			Compre-	Stock	ExxonMobil	Non-
	Common	Earnings	hensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity

Balance as of December 31, 2011	9,512	330,939	(9,123)	(176,932)	154,396	6,348	160,744
Amortization of stock-based awards	226	-	-	-	226	-	226
Tax benefits related to stock-based
awards	22	-	-	-	22	-	22
Other	(753)	-	-	-	(753)	544	(209)

Net income for the period	-	9,450	-	-	9,450	349	9,799
Dividends – common shares	-	(2,221)	-	-	(2,221)	(96)	(2,317)

Other comprehensive income	-	-	1,125	-	1,125	(24)	1,101

Acquisitions, at cost	-	-	-	(5,704)	(5,704)	(16)	(5,720)
Dispositions	-	-	-	471	471	-	471
Balance as of March 31, 2012	9,007	338,168	(7,998)	(182,165)	157,012	7,105	164,117

Balance as of December 31, 2012	9,653	365,727	(12,184)	(197,333)	165,863	5,797	171,660
Amortization of stock-based awards	212	-	-	-	212	-	212
Tax benefits related to stock-based
awards	188	-	-	-	188	-	188
Other	(388)	-	-	-	(388)	241	(147)

Net income for the period	-	9,500	-	-	9,500	261	9,761
Dividends – common shares	-	(2,561)	-	-	(2,561)	(105)	(2,666)

Other comprehensive income	-	-	(583)	-	(583)	(117)	(700)

Acquisitions, at cost	-	-	-	(5,621)	(5,621)	(1)	(5,622)
Dispositions	-	-	-	391	391	-	391
Balance as of March 31, 2013	9,665	372,666	(12,767)	(202,563)	167,001	6,076	173,077

	Three Months Ended March 31, 2013				Three Months Ended March 31, 2012
		Held in				Held in
Common Stock Share Activity	Issued	Treasury	Outstanding		Issued	Treasury	Outstanding
	(millions of shares)				(millions of shares)

Balance as of December 31	8,019	(3,517)	4,502		8,019	(3,285)	4,734
Acquisitions	-	(63)	(63)		-	(66)	(66)
Dispositions	-	7	7		-	8	8
Balance as of March 31	8,019	(3,573)	4,446		8,019	(3,343)	4,676

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Financial Statement Preparation

These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Corporation's 2012 Annual Report on Form 10-K.  In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein.  All such adjustments are of a normal recurring nature.  Prior year’s data has been reclassified in certain cases to conform to the 2013 presentation basis.

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

Other Contingencies

The Corporation and certain of its consolidated subsidiaries were contingently liable at March 31, 2013, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	As of March 31, 2013
	Equity	Other
	Company	Third Party
	Obligations (1)	Obligations	Total
	(millions of dollars)
Guarantees
Debt-related	2,583	51	2,634
Other	4,654	4,678	9,332
Total	7,237	4,729	11,966

(1) ExxonMobil share

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation's outstanding unconditional purchase obligations at March 31, 2013, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

3.     Other Comprehensive Income Information

	Cumulative	Post-
	Foreign	retirement
	Exchange	Benefits
ExxonMobil Share of Accumulated Other	Translation	Reserves
Comprehensive Income	Adjustment	Adjustment	Total
	(millions of dollars)

Balance as of December 31, 2011	4,168	(13,291)	(9,123)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	1,065	(366)	699
Amounts reclassified from accumulated other
comprehensive income	52	374	426
Total change in accumulated other comprehensive income	1,117	8	1,125
Balance as of March 31, 2012	5,285	(13,283)	(7,998)

Balance as of December 31, 2012	2,410	(14,594)	(12,184)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(1,088)	78	(1,010)
Amounts reclassified from accumulated other
comprehensive income	-	427	427
Total change in accumulated other comprehensive income	(1,088)	505	(583)
Balance as of March 31, 2013	1,322	(14,089)	(12,767)

	Three Months Ended
	March 31,
	2013	2012
	(millions of dollars)
Amounts Reclassified Out of Accumulated Other
Comprehensive Income - Before-tax Income/(Expense)
Foreign exchange translation gain/(loss) included in net income
(Statement of Income line: Other income)	-	(67)
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs (1)	(644)	(582)

(1)     These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 5 – Pension and Other Postretirement Benefits for additional details.)

	Three Months Ended
	March 31,
	2013	2012
	(millions of dollars)
Income Tax (Expense)/Credit For
Components of Other Comprehensive Income
Foreign exchange translation adjustment	37	(60)
Postretirement benefits reserves adjustment
Postretirement benefits reserves adjustment (excluding amortization)	(19)	161
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	(200)	(189)
Total	(182)	(88)

4.     Earnings Per Share

	Three Months Ended
	March 31,
	2013	2012

Earnings per common share

Net income attributable to ExxonMobil (millions of dollars)	9,500	9,450

Weighted average number of common shares outstanding (millions of shares)	4,485	4,715

Earnings per common share (dollars)	2.12	2.00

Earnings per common share - assuming dilution

Net income attributable to ExxonMobil (millions of dollars)	9,500	9,450

Weighted average number of common shares outstanding (millions of shares)	4,485	4,715
Effect of employee stock-based awards	-	1
Weighted average number of common shares outstanding - assuming dilution	4,485	4,716

Earnings per common share - assuming dilution (dollars)	2.12	2.00

5.     Pension and Other Postretirement Benefits

	Three Months Ended
	March 31,
	2013	2012
	(millions of dollars)
Pension Benefits - U.S.
Components of net benefit cost
Service cost	187	156
Interest cost	187	205
Expected return on plan assets	(209)	(190)
Amortization of actuarial loss/(gain) and prior service cost	164	146
Net pension enhancement and curtailment/settlement cost	167	123
Net benefit cost	496	440

Pension Benefits - Non-U.S.
Components of net benefit cost
Service cost	178	168
Interest cost	277	298
Expected return on plan assets	(292)	(289)
Amortization of actuarial loss/(gain) and prior service cost	250	254
Net pension enhancement and curtailment/settlement cost	-	6
Net benefit cost	413	437

Other Postretirement Benefits
Components of net benefit cost
Service cost	36	33
Interest cost	91	103
Expected return on plan assets	(10)	(11)
Amortization of actuarial loss/(gain) and prior service cost	63	53
Net benefit cost	180	178

6.     Financial Instruments

The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate.  The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt.  The estimated fair value of total long-term debt, excluding capitalized lease obligations, was $7,523 million at March 31, 2013, and $8,027 million at December 31, 2012, as compared to recorded book values of $7,061 million at March 31, 2013, and $7,497 million at December 31, 2012.

The fair value of long-term debt by hierarchy level at March 31, 2013, is: Level 1 $6,154 million; Level 2 $1,303 million; and Level 3 $66 million.  Level 1 represents quoted prices in active markets.  Level 2 includes debt whose fair value is based upon a publicly available index.  Level 3 involves using internal data augmented by relevant market indicators if available.

7.     Disclosures about Segments and Related Information

	Three Months Ended
	March 31,
	2013	2012
	(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	859	1,010
Non-U.S.	6,178	6,792
Downstream
United States	1,039	603
Non-U.S.	506	983
Chemical
United States	752	433
Non-U.S.	385	268
All other	(219)	(639)
Corporate total	9,500	9,450

SALES AND OTHER OPERATING REVENUE (1)
Upstream
United States	3,080	2,967
Non-U.S.	6,402	7,896
Downstream
United States	30,998	30,909
Non-U.S.	53,407	67,018
Chemical
United States	3,883	3,927
Non-U.S.	6,050	6,468
All other	8	4
Corporate total	103,828	119,189

(1) Includes sales-based taxes

INTERSEGMENT REVENUE
Upstream
United States	2,275	2,492
Non-U.S.	11,387	12,170
Downstream
United States	5,170	5,510
Non-U.S.	13,517	17,169
Chemical
United States	3,227	3,128
Non-U.S.	2,062	2,693
All other	67	70

EXXON MOBIL CORPORATION

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	First Three Months
Earnings (U.S. GAAP)	2013	2012
	(millions of dollars)
Upstream
United States	859	1,010
Non-U.S.	6,178	6,792
Downstream
United States	1,039	603
Non-U.S.	506	983
Chemical
United States	752	433
Non-U.S.	385	268
Corporate and financing	(219)	(639)
Net Income attributable to ExxonMobil	9,500	9,450

Earnings per common share (dollars)	2.12	2.00
Earnings per common share - assuming dilution (dollars)	2.12	2.00

References in this discussion to corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the consolidated income statement.  Unless otherwise indicated, references to earnings, Upstream, Downstream, Chemical and Corporate and Financing segment earnings, and earnings per share are ExxonMobil's share after excluding amounts attributable to noncontrolling interests.

REVIEW OF FIRST QUARTER 2013 RESULTS

ExxonMobil achieved strong results during the first quarter of 2013, while investing significantly to develop new energy supplies.  ExxonMobil’s financial performance enables continued investment to deliver the energy needed to help meet growing demand, support economic growth, and raise living standards around the world.

First quarter 2013 earnings were $9.5 billion, up 1 percent from the first quarter of 2012.

Capital and exploration expenditures for the first quarter were $11.8 billion, including $3.1 billion for the acquisition of Celtic Exploration Ltd.

The Corporation distributed $7.6 billion to shareholders in the first quarter through dividends and share purchases to reduce shares outstanding.

	First Three Months
	2013	2012
	(millions of dollars)
Upstream earnings
United States	859	1,010
Non-U.S.	6,178	6,792
Total	7,037	7,802

Upstream earnings for the first three months were $7,037 million, down $765 million from the first quarter of 2012.  Lower liquids realizations, partially offset by improved natural gas realizations, decreased earnings by $230 million.  Production volume and mix effects reduced earnings by $280 million.  All other items, including higher operating expenses, decreased earnings by $250 million.

On an oil-equivalent basis, production decreased 3.5 percent from the first quarter of 2012.  Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, production decreased 1.2 percent.

Liquids production totaled 2,193 kbd (thousands of barrels per day), down 21 kbd from the first quarter of 2012 as field decline was partially offset by project ramp-up in West Africa.  The net impact of entitlement volumes, OPEC quota effects, and divestments was negligible.

First quarter natural gas production was 13,213 mcfd (millions of cubic feet per day), down 823 mcfd from 2012.  Excluding the impacts of entitlement volumes and divestments, natural gas production was down 1.5 percent, as field decline was partially offset by lower downtime and higher demand.

Earnings from U.S. Upstream operations were $859 million, $151 million lower than the first quarter of 2012.  Non-U.S. Upstream earnings were $6,178 million, down $614 million from the prior year.

	First Three Months
	2013	2012
	(millions of dollars)
Downstream earnings
United States	1,039	603
Non-U.S.	506	983
Total	1,545	1,586

For the first three months, Downstream earnings were $1,545 million, down $41 million from the first quarter of 2012.  Stronger margins, mainly in refining, increased earnings by $780 million.  Volume and mix effects decreased earnings by $290 million.  All other items, including lower gains on asset sales, higher expenses, and foreign exchange effects, decreased earnings by $530 million.  Petroleum product sales of 5,755 kbd were 561 kbd lower than last year's first quarter reflecting the Japan restructuring and other divestment related impacts.

Earnings from the U.S. Downstream were $1,039 million, up $436 million from the first quarter of 2012.  Non-U.S. Downstream earnings of $506 million were $477 million lower than last year.

	First Three Months
	2013	2012
	(millions of dollars)
Chemical earnings
United States	752	433
Non-U.S.	385	268
Total	1,137	701

Chemical earnings of $1,137 million for the first three months were $436 million higher than the first quarter of 2012.  Higher margins, mainly commodities, increased earnings by $320 million.  All other items, including gains on asset sales, increased earnings by $120 million.  First quarter prime product sales of 5,910 kt (thousands of metric tons) were 427 kt lower than last year's first quarter due mainly to the Japan restructuring.

	First Three Months
	2013	2012
	(millions of dollars)

Corporate and financing earnings	(219)	(639)

Corporate and financing expenses were $219 million for the first quarter of 2013, down $420 million from the first quarter of 2012, reflecting favorable tax impacts.

LIQUIDITY AND CAPITAL RESOURCES

	First Three Months
	2013	2012
	(millions of dollars)
Net cash provided by/(used in)
Operating activities	13,592	19,287
Investing activities	(10,054)	(5,351)
Financing activities	(6,694)	(8,130)
Effect of exchange rate changes	(212)	200
Increase/(decrease) in cash and cash equivalents	(3,368)	6,006

Cash and cash equivalents (at end of period)	6,214	18,670
Cash and cash equivalents – restricted (at end of period)	376	477
Total cash and cash equivalents (at end of period)	6,590	19,147

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	13,592	19,287
Proceeds associated with sales of subsidiaries, property, plant & equipment,
and sales and returns of investments	360	2,513
Cash flow from operations and asset sales	13,952	21,800

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider asset sales proceeds together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities.

Total cash and cash equivalents of $6.6 billion at the end of the first quarter of 2013 compared to $19.1 billion at the end of the first quarter of 2012.

Cash provided by operating activities totaled $13.6 billion for the first three months of 2013, $5.7 billion lower than 2012. The major source of funds was net income including noncontrolling interests of $9.8 billion which was flat with the prior year period.  The adjustment for the noncash provision of $4.1 billion for depreciation and depletion increased by $0.3 billion.  Changes in operational working capital added to cash flows in both periods.  All other items net in 2013 decreased cash by $2.6 billion.  For additional details, see the Condensed Consolidated Statement of Cash Flows on page 6.

Investing activities for the first three months of 2013 used net cash of $10.1 billion, an increase of $4.7 billion compared to the prior year.  Spending for additions to property, plant and equipment decreased $0.3 billion to $7.5 billion.  Proceeds from asset sales of $0.4 billion, decreased $2.2 billion.  Additional investment and advances increased $2.9 billion to $3.0 billion reflecting the impact of the acquisition of Celtic Exploration Ltd.

Cash flow from operations and asset sales in the first quarter of 2013 of $14.0 billion, including asset sales of $0.4 billion, decreased $7.8 billion from the comparable 2012 period.

Net cash used in financing activities of $6.7 billion in the first three months of 2013 was $1.4 lower than 2012, reflecting short-term debt issuance in 2013.

During the first quarter of 2013, Exxon Mobil Corporation purchased 63 million shares of its common stock for the treasury at a gross cost of $5.6 billion.  These purchases included $5 billion to reduce the number of shares outstanding with the balance used to acquire shares in conjunction with the company’s benefit plans and programs.  Shares outstanding decreased from 4,502 million at year-end 2012 to 4,446 million at the end of the first quarter 2013.  Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed to shareholders a total of $7.6 billion in the first quarter of 2013 through dividends and share purchases to reduce shares outstanding.

Total debt of $13.4 billion compared to $11.6 billion at year-end 2012.  The Corporation's debt to total capital ratio was 7.2 percent at the end of the first quarter of 2013 compared to 6.3 percent at year-end 2012.

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

Litigation and other contingencies are discussed in Note 2 to the unaudited condensed consolidated financial statements.

TAXES

	First Three Months
	2013	2012
	(millions of dollars)

Income taxes	6,277	7,716
Effective income tax rate	46%	49%
Sales-based taxes	7,492	8,493
All other taxes and duties	8,781	11,203
Total	22,550	27,412

Income, sales-based and all other taxes and duties totaled $22.6 billion for the first quarter of 2013, a decrease of $4.9 billion from 2012.  Income tax expense decreased by $1.4 billion to $6.3 billion reflecting lower pre-tax income and a lower effective tax rate.  The effective income tax rate was 46 percent compared to 49 percent in the prior year period.  Sales-based taxes and all other taxes and duties decreased by $3.4 billion to $16.3 billion reflecting the Japan restructuring.

CAPITAL AND EXPLORATION EXPENDITURES

	First Three Months
	2013	2012
	(millions of dollars)

Upstream (including exploration expenses)	10,847	8,079
Downstream	609	439
Chemical	316	313
Other	3	3
Total	11,775	8,834

Capital and exploration expenditures in the first quarter of 2013 were $11.8 billion, up 33 percent from the first quarter of 2012, and included $3.1 billion for the acquisition of Celtic Exploration Ltd.  The Corporation anticipates an investment profile of about $38 billion per year for the next several years. Actual spending could vary depending on the progress of individual projects and property acquisitions.

FORWARD-LOOKING STATEMENTS

Statements relating to future plans, projections, events or conditions are forward-looking statements.  Actual results, including project plans, costs, timing, and capacities; capital and exploration expenditures; resource recoveries; and share purchase levels, could differ materially due to factors including: changes in oil or gas prices or other market or economic conditions affecting the oil and gas industry, including the scope and duration of economic recessions; the outcome of exploration and development efforts; changes in law or government regulation, including tax and environmental requirements; the outcome of commercial negotiations; changes in technical or operating conditions; and other factors discussed under the heading "Factors Affecting Future Results" in the “Investors” section of our website and in Item 1A of ExxonMobil's 2012 Form 10-K.  We assume no duty to update these statements as of any future date.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2013, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2012.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of March 31, 2013.  Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

With regard to a matter previously reported in the Corporation’s Form 10-Q for the third quarter of 2011, in April 2013, the Corporation, without admitting liability, signed an Agreed Final Judgment with Harris County, Texas, which, upon entry by the court, and without constituting an adjudication of a violation by ExxonMobil, will resolve alleged violations of the Clean Air Act at the Corporation’s Baytown Olefins Plant and Baytown Refinery in Texas in 2011. Under the Agreed Judgment, the Corporation would pay a penalty of $277,500 and $150,000 in reimbursement of attorney fees incurred by Harris County and the State of Texas.

On March 25, 2013, ExxonMobil Pipeline Company (EMPCo) received from the U. S. Department of Transportation Pipeline & Hazardous Materials Safety Administration (PHMSA), a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order alleging violations of the federal Pipeline Safety Regulations in connection with the July 1, 2011, discharge of crude oil into the Yellowstone River from EMPCo’s Silvertip Pipeline near Laurel, Montana. PHMSA is proposing to assess a $1.7 million civil penalty in connection with this matter and to require additional training of certain EMPCo personnel. EMPCo is contesting the allegations and the proposed penalty and compliance order and has requested a hearing on this matter.

On January 24, 2013, the California Air Resources Board (CARB) announced that it was seeking civil penalties in excess of $100,000 against ExxonMobil Oil Corporation (EMOC) to resolve alleged reporting violations in connection with EMOC’s Torrance Refinery’s receipt of an “adverse verification” on its 2011 California Greenhouse Gas Mandatory Report.   EMOC has agreed to settlement terms with CARB which, upon the execution of a final agreement, would require EMOC to pay a penalty of $120,000 and submit to CARB an updated Greenhouse Gas Monitoring Plan complying with California law. Execution of a final agreement is currently anticipated by May 2013.

On January 30, 2013, the Texas Commission on Environmental Quality (TCEQ) issued a Notice of Enforcement and Proposed Agreed Order alleging that during three emission events in May and June 2012, ExxonMobil Oil Corporation’s (EMOC) Beaumont Refinery violated provisions of the Texas Health and Safety Code and the Texas Water Code.  TCEQ has proposed a penalty of $188,125.  EMOC is in discussions with TCEQ in an attempt to resolve the matter.

In March 2013, the North Dakota Department of Health (NDDOH) contacted XTO Energy Inc. (XTO) concerning alleged violations of the North Dakota Air Pollution Control Act and implementing regulations in connection with air permitting and emissions controls for XTO’s oil and gas facilities and flares located in the Bakken Pool in North Dakota.  NDDOH is seeking a civil penalty in excess of $100,000 along with various corrective actions.  XTO is negotiating with NDDOH to resolve the open issues.

On March 29, 2013, a breach in the Pegasus Pipeline, owned and operated by affiliates of the Corporation, resulted in a release of oil in Mayflower, Arkansas. The Arkansas Attorney General has initiated an investigation. ExxonMobil Pipeline Company is cooperating fully with all federal, state and local authorities and continues active response operations.

Refer to the relevant portions of Note 2 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended March 31, 2013

			Total Number of	Maximum Number
			Shares Purchased	Of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	Of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

January 2013	21,955,537	$89.73	21,955,537
February 2013	19,997,133	$88.93	19,997,133
March 2013	20,971,787	$89.31	20,971,787
Total	62,924,457	$89.33	62,924,457	(See Note 1)

Note 1 - On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding.  The announcement did not specify an amount or expiration date.  The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases.  In its most recent earnings release dated April 25, 2013, the Corporation stated that second quarter 2013 share purchases to reduce shares outstanding are anticipated to equal $4 billion.  Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

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

EXXON MOBIL CORPORATION
Date: May 2, 2013	By:	/s/ PATRICK T. MULVA
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