Form 10-Q
period 2013-06-30
EXXON MOBIL CORP
filed 2013-08-06
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2013
Common stock, without par value	4,401,631,689

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues and other income
Sales and other operating revenue (1)	102,853	112,745	206,681	231,934
Income from equity affiliates	3,098	3,651	7,516	7,861
Other income	518	10,967	1,079	11,621
Total revenues and other income	106,469	127,363	215,276	251,416
Costs and other deductions
Crude oil and product purchases	59,481	66,344	119,380	136,169
Production and manufacturing expenses	10,278	9,787	20,014	19,637
Selling, general and administrative expenses	3,268	3,486	6,386	7,087
Depreciation and depletion	4,405	3,899	8,515	7,741
Exploration expenses, including dry holes	454	372	899	894
Interest expense	85	50	109	157
Sales-based taxes (1)	7,552	8,027	15,044	16,520
Other taxes and duties	8,178	9,207	16,123	19,505
Total costs and other deductions	93,701	101,172	186,470	207,710
Income before income taxes	12,768	26,191	28,806	43,706
Income taxes	5,793	8,537	12,070	16,253
Net income including noncontrolling interests	6,975	17,654	16,736	27,453
Net income attributable to noncontrolling interests	115	1,744	376	2,093
Net income attributable to ExxonMobil	6,860	15,910	16,360	25,360

Earnings per common share (dollars)	1.55	3.41	3.67	5.41

Earnings per common share - assuming dilution (dollars)	1.55	3.41	3.67	5.41

Dividends per common share (dollars)	0.63	0.57	1.20	1.04

(1) Sales-based taxes included in sales and other
operating revenue	7,552	8,027	15,044	16,520

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income including noncontrolling interests	6,975	17,654	16,736	27,453
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	(2,337)	(1,367)	(3,546)	(322)
Adjustment for foreign exchange translation (gain)/loss
included in net income	-	(4,302)	-	(4,235)
Postretirement benefits reserves adjustment
(excluding amortization)	99	224	164	(180)
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	454	1,236	898	1,629
Total other comprehensive income	(1,784)	(4,209)	(2,484)	(3,108)
Comprehensive income including noncontrolling interests	5,191	13,445	14,252	24,345
Comprehensive income attributable to
noncontrolling interests	(55)	196	89	521
Comprehensive income attributable to ExxonMobil	5,246	13,249	14,163	23,824

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)

	June 30,	Dec. 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	4,609	9,582
Cash and cash equivalents – restricted	403	341
Notes and accounts receivable – net	35,340	34,987
Inventories
Crude oil, products and merchandise	13,373	10,836
Materials and supplies	3,824	3,706
Other current assets	5,295	5,008
Total current assets	62,844	64,460
Investments, advances and long-term receivables	35,643	34,718
Property, plant and equipment – net	235,240	226,949
Other assets, including intangibles – net	7,888	7,668
Total assets	341,615	333,795

Liabilities
Current liabilities
Notes and loans payable	11,861	3,653
Accounts payable and accrued liabilities	52,619	50,728
Income taxes payable	8,208	9,758
Total current liabilities	72,688	64,139
Long-term debt	7,496	7,928
Postretirement benefits reserves	25,281	25,267
Deferred income tax liabilities	38,947	37,570
Long-term obligations to equity companies	4,045	3,555
Other long-term obligations	21,570	23,676
Total liabilities	170,027	162,135

Commitments and contingencies (Note 2)

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	9,882	9,653
Earnings reinvested	376,732	365,727
Accumulated other comprehensive income	(14,381)	(12,184)
Common stock held in treasury
(3,617 million shares at June 30, 2013 and
3,517 million shares at Dec. 31, 2012)	(206,586)	(197,333)
ExxonMobil share of equity	165,647	165,863
Noncontrolling interests	5,941	5,797
Total equity	171,588	171,660
Total liabilities and equity	341,615	333,795

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities
Net income including noncontrolling interests	16,736	27,453
Depreciation and depletion	8,515	7,741
Changes in operational working capital, excluding cash and debt	(2,962)	3,408
Net (gain) on asset sales	(358)	(11,109)
All other items – net	(656)	2,011
Net cash provided by operating activities	21,275	29,504

Cash flows from investing activities
Additions to property, plant and equipment	(16,145)	(16,188)
Proceeds associated with sales of subsidiaries, property, plant and
equipment, and sales and returns of investments	665	6,243
Additional investments and advances	(3,464)	(241)
Other investing activities – net	397	1,079
Net cash used in investing activities	(18,547)	(9,107)

Cash flows from financing activities
Additions to long-term debt	202	389
Reductions in long-term debt	-	(11)
Additions/(reductions) in short-term debt – net	7,566	(214)
Cash dividends to ExxonMobil shareholders	(5,355)	(4,878)
Cash dividends to noncontrolling interests	(185)	(137)
Changes in noncontrolling interests	(1)	198
Tax benefits related to stock-based awards	7	-
Common stock acquired	(9,652)	(10,716)
Common stock sold	9	86
Net cash used in financing activities	(7,409)	(15,283)
Effects of exchange rate changes on cash	(292)	24
Increase/(decrease) in cash and cash equivalents	(4,973)	5,138
Cash and cash equivalents at beginning of period	9,582	12,664
Cash and cash equivalents at end of period	4,609	17,802

Supplemental Disclosures
Income taxes paid	14,660	12,327
Cash interest paid	219	290

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)

	ExxonMobil Share of Equity
			Accumulated
			Other	Common
			Compre-	Stock	ExxonMobil	Non-
	Common	Earnings	hensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity

Balance as of December 31, 2011	9,512	330,939	(9,123)	(176,932)	154,396	6,348	160,744
Amortization of stock-based awards	439	-	-	-	439	-	439
Tax benefits related to stock-based
awards	23	-	-	-	23	-	23
Other	(753)	-	-	-	(753)	(1,450)	(2,203)
Net income for the period	-	25,360	-	-	25,360	2,093	27,453
Dividends – common shares	-	(4,878)	-	-	(4,878)	(214)	(5,092)
Other comprehensive income	-	-	(1,536)	-	(1,536)	(1,572)	(3,108)
Acquisitions, at cost	-	-	-	(10,716)	(10,716)	(31)	(10,747)
Dispositions	-	-	-	476	476	-	476
Balance as of June 30, 2012	9,221	351,421	(10,659)	(187,172)	162,811	5,174	167,985

Balance as of December 31, 2012	9,653	365,727	(12,184)	(197,333)	165,863	5,797	171,660
Amortization of stock-based awards	428	-	-	-	428	-	428
Tax benefits related to stock-based
awards	192	-	-	-	192	-	192
Other	(391)	-	-	-	(391)	241	(150)
Net income for the period	-	16,360	-	-	16,360	376	16,736
Dividends – common shares	-	(5,355)	-	-	(5,355)	(185)	(5,540)
Other comprehensive income	-	-	(2,197)	-	(2,197)	(287)	(2,484)
Acquisitions, at cost	-	-	-	(9,652)	(9,652)	(1)	(9,653)
Dispositions	-	-	-	399	399	-	399
Balance as of June 30, 2013	9,882	376,732	(14,381)	(206,586)	165,647	5,941	171,588

	Six Months Ended June 30, 2013				Six Months Ended June 30, 2012
		Held in				Held in
Common Stock Share Activity	Issued	Treasury	Outstanding		Issued	Treasury	Outstanding
	(millions of shares)				(millions of shares)

Balance as of December 31	8,019	(3,517)	4,502		8,019	(3,285)	4,734
Acquisitions	-	(108)	(108)		-	(127)	(127)
Dispositions	-	8	8		-	9	9
Balance as of June 30	8,019	(3,617)	4,402		8,019	(3,403)	4,616

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

Other Contingencies

The Corporation and certain of its consolidated subsidiaries were contingently liable at June 30, 2013, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	As of June 30, 2013
	Equity	Other
	Company	Third Party
	Obligations (1)	Obligations	Total
	(millions of dollars)
Guarantees
Debt-related	2,793	52	2,845
Other	4,145	4,585	8,730
Total	6,938	4,637	11,575

(1) ExxonMobil share

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation's outstanding unconditional purchase obligations at June 30, 2013, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

An affiliate of ExxonMobil is one of the Contractors under a Production Sharing Contract (PSC) with the Nigerian National Petroleum Corporation (NNPC) covering the Erha block located in the offshore waters of Nigeria. ExxonMobil's affiliate is the operator of the block and owns a 56.25 percent interest under the PSC. The Contractors are in dispute with NNPC regarding NNPC's lifting of crude oil in excess of its entitlement under the terms of the PSC. In accordance with the terms of the PSC, the Contractors initiated arbitration in Abuja, Nigeria, under the Nigerian Arbitration and Conciliation Act. On October 24, 2011, a three-member arbitral Tribunal issued an award upholding the Contractors' position in all material respects and awarding damages to the Contractors jointly in an amount of approximately $1.8 billion plus $234 million in accrued interest. The Contractors petitioned a Nigerian federal court for enforcement of the award, and NNPC petitioned the same court to have the award set aside. On May 22, 2012, the court set aside the award.  The Contractors have appealed that judgment. In June 2013, the Contractors filed a lawsuit against NNPC in the Nigerian federal high court in order to preserve their ability to seek enforcement of the PSC in the courts if necessary. At this time, the net impact of this matter on the Corporation's consolidated financial results cannot be reasonably estimated. However, regardless of the outcome of enforcement proceedings, the Corporation does not expect the proceedings to have a material effect upon the Corporation's operations or financial condition.

3.     Other Comprehensive Income Information

	Cumulative	Post-
	Foreign	retirement
	Exchange	Benefits
ExxonMobil Share of Accumulated Other	Translation	Reserves
Comprehensive Income	Adjustment	Adjustment	Total
	(millions of dollars)

Balance as of December 31, 2011	4,168	(13,291)	(9,123)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(266)	(152)	(418)
Amounts reclassified from accumulated other
comprehensive income	(2,484)	1,366	(1,118)
Total change in accumulated other comprehensive income	(2,750)	1,214	(1,536)
Balance as of June 30, 2012	1,418	(12,077)	(10,659)

Balance as of December 31, 2012	2,410	(14,594)	(12,184)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(3,214)	152	(3,062)
Amounts reclassified from accumulated other
comprehensive income	-	865	865
Total change in accumulated other comprehensive income	(3,214)	1,017	(2,197)
Balance as of June 30, 2013	(804)	(13,577)	(14,381)

	Three Months Ended		Six Months Ended
Amounts Reclassified Out of Accumulated Other	June 30,		June 30,
Comprehensive Income - Before-tax Income/(Expense)	2013	2012	2013	2012
	(millions of dollars)

Foreign exchange translation gain/(loss) included in net income
(Statement of Income line: Other income)	-	4,302	-	4,235
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs (1)	(659)	(1,979)	(1,303)	(2,561)

(1)     These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 5 – Pension and Other Postretirement Benefits for additional details.)

	Three Months Ended		Six Months Ended
Income Tax (Expense)/Credit For	June 30,		June 30,
Components of Other Comprehensive Income	2013	2012	2013	2012
	(millions of dollars)

Foreign exchange translation adjustment	79	23	116	(37)
Postretirement benefits reserves adjustment
Postretirement benefits reserves adjustment
(excluding amortization)	(38)	(71)	(57)	90
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	(205)	(743)	(405)	(932)
Total	(164)	(791)	(346)	(879)

4.     Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Earnings per common share
Net income attributable to ExxonMobil (millions of dollars)	6,860	15,910	16,360	25,360

Weighted average number of common shares
outstanding (millions of shares)	4,433	4,656	4,459	4,686

Earnings per common share (dollars)	1.55	3.41	3.67	5.41

Earnings per common share - assuming dilution
Net income attributable to ExxonMobil (millions of dollars)	6,860	15,910	16,360	25,360

Weighted average number of common shares
outstanding (millions of shares)	4,433	4,656	4,459	4,686
Effect of employee stock-based awards	-	1	-	1
Weighted average number of common shares
outstanding - assuming dilution	4,433	4,657	4,459	4,687

Earnings per common share - assuming dilution (dollars)	1.55	3.41	3.67	5.41

5.     Pension and Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(millions of dollars)
Pension Benefits - U.S.
Components of net benefit cost
Service cost	188	160	375	316
Interest cost	187	205	374	410
Expected return on plan assets	(208)	(204)	(417)	(394)
Amortization of actuarial loss/(gain) and prior
service cost	164	144	328	290
Net pension enhancement and
curtailment/settlement cost	197	123	364	246
Net benefit cost	528	428	1,024	868

Pension Benefits - Non-U.S.
Components of net benefit cost
Service cost	173	166	351	334
Interest cost	261	282	538	580
Expected return on plan assets	(271)	(273)	(563)	(562)
Amortization of actuarial loss/(gain) and prior
service cost	235	237	485	491
Net pension enhancement and
curtailment/settlement cost (1)	1	1,423	1	1,429
Net benefit cost	399	1,835	812	2,272

Other Postretirement Benefits
Components of net benefit cost
Service cost	43	36	79	69
Interest cost	86	101	177	204
Expected return on plan assets	(10)	(10)	(20)	(21)
Amortization of actuarial loss/(gain) and prior
service cost	62	55	125	108
Net benefit cost	181	182	361	360

(1)     Non-U.S. net pension enhancement and curtailment/settlement cost for the three months and six months ended June 30, 2012, includes $1,420 million (on a consolidated‑company, before‑tax basis) of accumulated other comprehensive income for the postretirement benefit reserves adjustment that was recycled into earnings and included in the Japan restructuring gain reported in “Other income”.

6.     Financial Instruments

The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate.  The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt.  The estimated fair value of total long-term debt, excluding capitalized lease obligations, was $7,454 million at June 30, 2013, and $8,027 million at December 31, 2012, as compared to recorded book values of $7,098 million at June 30, 2013, and $7,497 million at December 31, 2012.

The fair value of long-term debt by hierarchy level at June 30, 2013, is: Level 1 $6,043 million; Level 2 $1,347 million; and Level 3 $64 million.  Level 1 represents quoted prices in active markets.  Level 2 includes debt whose fair value is based upon a publicly available index.  Level 3 involves using internal data augmented by relevant market indicators if available.

7.     Disclosures about Segments and Related Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	1,096	678	1,955	1,688
Non-U.S.	5,209	7,680	11,387	14,472
Downstream
United States	248	834	1,287	1,437
Non-U.S. (1)	148	5,812	654	6,795
Chemical
United States	515	494	1,267	927
Non-U.S. (1)	241	955	626	1,223
All other	(597)	(543)	(816)	(1,182)
Corporate total	6,860	15,910	16,360	25,360

(1)	2012 periods include gain associated with the Japan restructuring of $5.3 billion in the non-U.S. Downstream and
$0.6 billion in the non-U.S. Chemical segments.

SALES AND OTHER OPERATING REVENUE (2)
Upstream
United States	3,020	2,607	6,100	5,574
Non-U.S.	6,953	7,059	13,355	14,955
Downstream
United States	29,965	30,461	60,963	61,370
Non-U.S.	53,480	62,809	106,887	129,827
Chemical
United States	3,723	3,747	7,606	7,674
Non-U.S.	5,705	6,055	11,755	12,523
All other	7	7	15	11
Corporate total	102,853	112,745	206,681	231,934

(2) Includes sales-based taxes

INTERSEGMENT REVENUE
Upstream
United States	2,034	2,111	4,309	4,603
Non-U.S.	11,205	11,896	22,592	24,066
Downstream
United States	5,086	5,282	10,256	10,792
Non-U.S.	11,647	14,737	25,164	31,906
Chemical
United States	2,959	3,000	6,186	6,128
Non-U.S.	1,993	2,580	4,055	5,273
All other	71	67	138	137

EXXON MOBIL CORPORATION

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Second Quarter		First Six Months
Earnings (U.S. GAAP)	2013	2012	2013	2012
	(millions of dollars)
Upstream
United States	1,096	678	1,955	1,688
Non-U.S.	5,209	7,680	11,387	14,472
Downstream
United States	248	834	1,287	1,437
Non-U.S.	148	5,812	654	6,795
Chemical
United States	515	494	1,267	927
Non-U.S.	241	955	626	1,223
Corporate and financing	(597)	(543)	(816)	(1,182)
Net Income attributable to ExxonMobil (U.S. GAAP)	6,860	15,910	16,360	25,360

Earnings per common share (dollars)	1.55	3.41	3.67	5.41

Earnings per common share - assuming dilution (dollars)	1.55	3.41	3.67	5.41

References in this discussion to corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the consolidated income statement.  Unless otherwise indicated, references to earnings, Upstream, Downstream, Chemical and Corporate and Financing segment earnings, and earnings per share are ExxonMobil's share after excluding amounts attributable to noncontrolling interests.

REVIEW OF SECOND QUARTER 2013 RESULTS

ExxonMobil’s results for the second quarter of 2013 reflect continued strong operational performance and investments to meet growing demand for oil, natural gas and chemical products in the years ahead.

Second quarter earnings were $6.9 billion, down 57 percent from the second quarter of 2012.  Excluding the prior year net gain of $7.5 billion associated with divestments and tax-related items, earnings were down 19 percent.  Weaker refining margins and volumes associated with planned refinery turnaround and maintenance activities negatively impacted Downstream earnings.

In the second quarter, capital and exploration expenditures were $10.2 billion, in line with anticipated spending plans.

The Corporation distributed $6.8 billion to shareholders in the second quarter through dividends and share purchases to reduce shares outstanding.

Earnings in the first six months of 2013 of $16,360 million decreased $9,000 million from 2012.

Earnings per share – assuming dilution for the first six months of 2013 decreased 32 percent to $3.67.

	Second Quarter		First Six Months
	2013	2012	2013	2012
	(millions of dollars)
Upstream earnings
United States	1,096	678	1,955	1,688
Non-U.S.	5,209	7,680	11,387	14,472
Total	6,305	8,358	13,342	16,160

Upstream earnings were $6,305 million in the second quarter of 2013, down $2,053 million from the second quarter of 2012.  Higher natural gas realizations, partially offset by lower liquids realizations, increased earnings by $90 million, while lower volumes reduced earnings by $70 million.  All other items reduced earnings by about $2.1 billion, primarily reflecting the absence of a prior year gain in Angola and higher operating expenses, including reimbursement of past exploratory costs to Rosneft for the Black Sea and Kara Sea Joint Ventures.

On an oil-equivalent basis, production decreased 1.9 percent from the second quarter of 2012.  Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, production was essentially flat.

Liquids production totaled 2,182 kbd (thousands of barrels per day), down 26 kbd from the second quarter of 2012.  Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, liquids production was flat, as field decline was offset by project ramp-up and lower downtime.

Second quarter natural gas production was 11,354 mcfd (millions of cubic feet per day), down 307 mcfd from 2012.  Excluding the impacts of entitlement volumes and divestments, natural gas production was flat, as field decline was offset by higher demand, lower downtime and project ramp-up.

Earnings from U.S. Upstream operations were $1,096 million, $418 million higher than the second quarter of 2012.  Non‑U.S. Upstream earnings were $5,209 million, down $2,471 million from the prior year.

Upstream earnings in the first six months of 2013 were $13,342 million, down $2,818 million from 2012.  Lower liquids realizations, partially offset by higher gas realizations, reduced earnings by $140 million.  Lower sales volumes decreased earnings by $340 million.  All other items, including lower net gains on asset sales, mainly in Angola, and higher expenses, reduced earnings by $2.3 billion.

On an oil-equivalent basis, production was down 2.7 percent compared to the same period in 2012.  Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, production was down 0.9 percent.

Liquids production of 2,188 kbd decreased 23 kbd compared with 2012.  Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, liquids production was down 0.9 percent, as field decline was partly offset by project ramp‑up and lower downtime.

Natural gas production of 12,278 mcfd decreased 571 mcfd from 2012.  Excluding the impacts of entitlement volumes and divestments, natural gas production was down 0.9 percent, with field decline partly offset by higher demand, lower downtime and project ramp-up.

Earnings in the first six months of 2013 from U.S. Upstream operations were $1,955 million, up $267 million from 2012.  Earnings outside the U.S. were $11,387 million, down $3,085 million from the prior year.

	Second Quarter	First Six Months
Upstream additional information	(thousands of barrels daily)
Volumes reconciliation (Oil-equivalent production)(1)
2012	4,152	4,352
Entitlements - Net Interest	-	(62)
Entitlements - Price / Spend	(47)	3
Quotas	(1)	5
Divestments	(26)	(25)
Net growth	(4)	(39)
2013	4,074	4,234

(1) Gas converted to oil-equivalent at 6 million cubic feet = 1 thousand barrels.

Listed below are descriptions of ExxonMobil’s entitlement volume effects.  These descriptions are provided to facilitate understanding of the terms.

Production Sharing Contract (PSC) Net Interest Reductions are contractual reductions in ExxonMobil’s share of production volumes covered by PSCs. These reductions typically occur when cumulative investment returns or production volumes achieve thresholds as specified in the PSCs. Once a net interest reduction has occurred, it typically will not be reversed by subsequent events, such as lower crude oil prices.

Price and Spend Impacts on Volumes are fluctuations in ExxonMobil’s share of production volumes caused by changes in oil and gas prices or spending levels from one period to another.  For example, at higher prices, fewer barrels are required for ExxonMobil to recover its costs. According to the terms of contractual arrangements or government royalty regimes, price or spending variability can increase or decrease royalty burdens and/or volumes attributable to ExxonMobil. These effects generally vary from period to period with field spending patterns or market prices for crude oil or natural gas.

	Second Quarter		First Six Months
	2013	2012	2013	2012
	(millions of dollars)
Downstream earnings
United States	248	834	1,287	1,437
Non-U.S.	148	5,812	654	6,795
Total	396	6,646	1,941	8,232

Second quarter 2013 Downstream earnings were $396 million, down $6,250 million from the second quarter of 2012, due primarily to the absence of the $5.3 billion gain associated with the Japan restructuring.  Weaker margins, mainly in refining, decreased earnings by $510 million.  Volume and mix effects decreased earnings by $370 million, due primarily to higher planned maintenance.  All other items, primarily higher expenses, decreased earnings by $70 million.  Petroleum product sales of 5,765 kbd were 406 kbd lower than last year's second quarter reflecting the Japan restructuring and other divestment-related impacts.

Earnings from the U.S. Downstream were $248 million, down $586 million from the second quarter of 2012.  Non-U.S. Downstream earnings of $148 million were $5,664 million lower than last year.

Downstream earnings in the first six months of 2013 of $1,941 million decreased $6,291 million from 2012 driven by the absence of the $5.3 billion gain associated with the Japan restructuring.  Higher margins increased earnings by $230 million, while volume and mix effects decreased earnings by $640 million.  All other items, including higher operating expenses and lower divestments, decreased earnings by $580 million.  Petroleum product sales of 5,760 kbd decreased 483 kbd from 2012.

U.S. Downstream earnings in the first six months of 2013 were $1,287 million, down $150 million from 2012.  Non‑U.S. Downstream earnings were $654 million, a decrease of $6,141 million from last year.

	Second Quarter		First Six Months
	2013	2012	2013	2012
	(millions of dollars)
Chemical earnings
United States	515	494	1,267	927
Non-U.S.	241	955	626	1,223
Total	756	1,449	1,893	2,150

Second quarter 2013 Chemical earnings of $756 million were $693 million lower than the second quarter of 2012.  The absence of the gain associated with the Japan restructuring decreased earnings by $630 million.  Lower specialties margins decreased earnings by $100 million.  Volume and mix effects increased earnings by $120 million.  All other items, including higher operating expenses, decreased earnings by $80 million.  Second quarter prime product sales of 5,831 kt (thousands of metric tons) were 141 kt lower than last year's second quarter.

Chemical earnings in the first six months of 2013 of $1,893 million were $257 million lower than 2012.  The absence of the gain associated with the Japan restructuring decreased earnings by $630 million.  Higher margins increased earnings by $210 million, while volume and mix effects increased earnings by $130 million.  All other items increased earnings by $30 million.  Prime product sales of 11,741 kt were down 568 kt from 2012.

	Second Quarter		First Six Months
	2013	2012	2013	2012
	(millions of dollars)

Corporate and financing earnings	(597)	(543)	(816)	(1,182)

Corporate and financing expenses of $597 million in the second quarter of 2013 were relatively flat with the second quarter of 2012.

Corporate and financing expenses were $816 million for the first six months of 2013, down $366 million from 2012, as favorable tax impacts were partially offset by the absence of the Japan restructuring impact.

LIQUIDITY AND CAPITAL RESOURCES

	Second Quarter		First Six Months
	2013	2012	2013	2012
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			21,275	29,504
Investing activities			(18,547)	(9,107)
Financing activities			(7,409)	(15,283)
Effect of exchange rate changes			(292)	24
Increase/(decrease) in cash and cash equivalents			(4,973)	5,138

Cash and cash equivalents (at end of period)			4,609	17,802
Cash and cash equivalents – restricted (at end of period)			403	215
Total cash and cash equivalents (at end of period)			5,012	18,017

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	7,683	10,217	21,275	29,504
Proceeds associated with sales of subsidiaries, property,
plant & equipment, and sales and returns of investments	305	3,730	665	6,243
Cash flow from operations and asset sales	7,988	13,947	21,940	35,747

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

Cash flow from operations and asset sales in the second quarter of 2013 of $8.0 billion, including asset sales of $0.3 billion, decreased $6.0 billion from the comparable 2012 period.  Lower proceeds from asset sales, driven by the 2012 Japan restructuring, and the timing of tax payments accounted for the majority of the cash flow decrease.

Cash provided by operating activities totaled $21.3 billion for the first six months of 2013, $8.2 billion lower than 2012. The major source of funds was net income including noncontrolling interests of $16.7 billion, a decrease of $10.7 billion from the prior year period.  The adjustment for the noncash provision of $8.5 billion for depreciation and depletion increased by $0.8 billion.  Changes in operational working capital decreased cash flows by $3.0 billion in 2013, primarily due to an increase in inventory.  Changes in operational working capital increased cash flows by $3.4 billion in 2012 primarily due to changes in payable and receivable balances.  Net gain on asset sales was $0.4 billion in 2013 and $11.1 billion in 2012.  All other items net in 2013 decreased cash by $0.7 billion versus an increase of $2.0 billion in 2012.  For additional details, see the Condensed Consolidated Statement of Cash Flows on page 6.

Investing activities for the first six months of 2013 used net cash of $18.5 billion, an increase of $9.4 billion compared to the prior year.  Spending for additions to property, plant and equipment of $16.1 billion was flat with 2012.  Proceeds from asset sales of $0.7 billion decreased $5.6 billion.  Additional investment and advances increased $3.2 billion to $3.5 billion reflecting the impact of the acquisition of Celtic Exploration Ltd.

Cash flow from operations and asset sales in the first six months of 2013 of $21.9 billion, including asset sales of $0.7 billion, decreased $13.8 billion.  This reflects the change in cash flows from operating activities described above and the lower proceeds from asset sales, driven by the 2012 Japan restructuring.

Net cash used in financing activities of $7.4 billion in the first six months of 2013 was $7.9 billion lower than 2012, reflecting short-term debt issuance in 2013.

During the second quarter of 2013, Exxon Mobil Corporation purchased 45 million shares of its common stock for the treasury at a gross cost of $4.0 billion.  These purchases were to reduce the number of shares outstanding.  Shares outstanding decreased from 4,446 million at the end of first quarter to 4,402 million at the end of the second quarter 2013.  Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed to shareholders a total of $6.8 billion in the second quarter of 2013 through dividends and share purchases to reduce shares outstanding.

Total cash and cash equivalents of $5.0 billion at the end of the second quarter of 2013 compared to $18.0 billion at the end of the second quarter of 2012.

Total debt of $19.4 billion compared to $11.6 billion at year-end 2012.  The Corporation's debt to total capital ratio was 10.1 percent at the end of the second quarter of 2013 compared to 6.3 percent at year-end 2012.

Although the Corporation issues long-term debt from time to time, the Corporation currently expects to cover its near-term financial requirements predominantly with internally generated funds, supplemented by its revolving commercial paper program.

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

Litigation and other contingencies are discussed in Note 2 to the unaudited condensed consolidated financial statements.

TAXES

	Second Quarter		First Six Months
	2013	2012	2013	2012
	(millions of dollars)

Income taxes	5,793	8,537	12,070	16,253
Effective income tax rate	51%	36%	48%	41%
Sales-based taxes	7,552	8,027	15,044	16,520
All other taxes and duties	8,986	10,036	17,767	21,239
Total	22,331	26,600	44,881	54,012

Income, sales-based and all other taxes and duties totaled $22.3 billion for the second quarter of 2013, a decrease of $4.3 billion from 2012.  Income tax expense decreased by $2.7 billion to $5.8 billion with the impact of lower earnings partially offset by the higher effective tax rate.  The effective income tax rate was 51 percent compared to 36 percent in the prior year period, due to the absence of the lower effective tax rate on divestments.  Sales-based taxes and all other taxes and duties decreased by $1.5 billion to $16.5 billion reflecting the Japan restructuring.

                                ________________________________________________________________________

Income, sales-based and all other taxes and duties totaled $44.9 billion for the first six months of 2013, a decrease of $9.1 billion from 2012.  Income tax expense decreased by $4.2 billion to $12.1 billion with the impact of lower earnings partially offset by the higher effective tax rate.  The effective income tax rate was 48 percent compared to 41 percent in the prior year due to the absence of the lower effective tax rate on divestments.  Sales-based and all other taxes decreased by $4.9 billion reflecting the Japan restructuring.

CAPITAL AND EXPLORATION EXPENDITURES

	Second Quarter		First Six Months
	2013	2012	2013	2012
	(millions of dollars)

Upstream (including exploration expenses)	9,277	8,393	20,124	16,472
Downstream	575	569	1,184	1,008
Chemical	390	368	706	681
Other	2	9	5	12
Total	10,244	9,339	22,019	18,173

Capital and exploration expenditures in the second quarter of 2013 were $10.2 billion, up 10 percent from second quarter of 2012, in line with anticipated spending plans.

Capital and exploration expenditures in the first six months of 2013 were $22 billion, up 21 percent from the first six months of 2012 in line with anticipated spending plans and included $3.1 billion for the acquisition of Celtic Exploration Ltd.  The Corporation anticipates an investment profile of about $38 billion per year for the next several years. Actual spending could vary depending on the progress of individual projects and property acquisitions.

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

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the six months ended June 30, 2013, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2012.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of June 30, 2013.  Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On June 24, 2013, the United States Environmental Protection Agency (USEPA) issued a revised Notice of Intent to file a Civil Administrative Complaint (NOI) to the Joliet Refinery. The revised NOI superseded a May 17, 2013, NOI initially issued. The revised NOI alleged violations of release reporting requirements under the Emergency Planning and Community Right-to-Know Act and the Comprehensive Environmental Response, Compensation, and Liability Act. USEPA asserts that the Complaint will allege that the Refinery failed to immediately report two sulfur dioxide releases on December 17, 2008, and July 20, 2009, to the State Emergency Response Commission and the Local Emergency Planning Committee, as well as releases of hazardous wastes on October 31, 2009, and November 1, 2009, to the National Response Center.  USEPA indicated that it plans to seek a penalty of $1,326,460 for the violations alleged in the revised NOI; ExxonMobil and USEPA are discussing the issues at this time.

In April 2013, the California South Coast Air Quality Management District (AQMD) initiated discussions with ExxonMobil Oil Corporation (EMOC) to settle six outstanding Notices of Violation (NOV) (five issued to the Torrance Refinery and one issued to the Vernon Terminal), covering operating years 2010 through 2012 related to a number of AQMD regulations and applicable Title V permit conditions.  The NOV issued to the Vernon Terminal was dismissed. The parties entered into a settlement agreement effective July 3, 2013, and EMOC paid a penalty of $139,000, in full settlement of the NOVs issued to the Torrance Refinery.

In May 2013, the final agreement was signed between EMOC and California Air Resources Board, and payment of a $120,000 penalty was made by EMOC, to settle the matter concerning EMOC’s 2011 California Greenhouse Gas Mandatory Report as reported in the Corporation’s Form 10-Q for the first quarter of 2013.

With regard to the discharge of oil from the Pegasus Pipeline in Mayflower, Faulkner County, Arkansas, on March 29, 2013, reported in the Corporation’s Form 10-Q for the first quarter of 2013, on June 13, 2013, the United States, on behalf of the USEPA, and the State of Arkansas, on behalf of the Arkansas Department of Environmental Quality (ADEQ), filed an enforcement action against ExxonMobil Pipeline Company (EMPCo).  The USEPA and ADEQ allege that the discharge contaminated land, waterways, air and habitat resulting in violations of the Clean Water Act and various Arkansas environmental statutes and regulations.  Total penalties are expected to exceed $100,000.

Regarding the matter involving EMPCo’s pipeline integrity management program previously reported in the Corporation’s Form 10-Q for the first quarter of 2012, on July 2, 2013, EMPCo received a Final Order of the U.S. Department of Transportation Pipeline & Hazardous Material Safety Administration (PHMSA) which assessed a civil penalty of $112,300, reduced from the $151,100 proposed in the original Notice of Probable Violation.  The penalty included 1) $102,300 for operating 19 pipeline segments without documented hydro-pressure tests and 2) $10,000 for inappropriately establishing a “Discovery” date for a pipeline condition requiring repair on one pipeline segment. (A second, similar allegation was withdrawn.) An additional proposed penalty of $20,800 was withdrawn based upon a finding that EMPCo had complied with the PHMSA regulations regarding evaluation and repair of “immediate repair conditions”.  The Final Order contains a Compliance Order requiring EMPCo to hydro-pressure test certain of its line segments within one year and further requiring EMPCo to amend its Integrity Management Procedures in accordance with the order.   On July 22, 2013, EMPCo filed a Petition for Reconsideration with PHMSA asking that the Agency withdraw the finding of violation with respect to 16 of the 19 pipeline segments, reduce the proposed penalty and modify the Compliance Order insofar as it requires hydro-pressure tests of the 16 pipeline segments.

  Regarding the discharge of crude oil into the Yellowstone River from EMPCo’s Silvertip Pipeline near Laurel, Montana, as reported in the Company’s Form 10-Q for the first quarter of 2013, the PHMSA is proposing to assess a $1.7 million civil penalty in connection with this matter and to require additional training of certain EMPCo personnel. EMPCo requested an administrative hearing to contest the allegations and the proposed penalty. PHMSA conducted a hearing on July 17, 2013.

The Agreed Final Judgment between the Corporation and Harris County, Texas and the State of Texas resolving alleged violations of the Clean Air Act at the Corporation’s Baytown Olefins Plant and Baytown Refinery reported in the Corporation’s Form 10-Q for the first quarter of 2013 and the third quarter of 2011 was entered by the 129th Judicial District Court in Houston, Texas on June 11, 2013. Under the Agreed Final Judgment, the Corporation paid a penalty of $277,500 and $150,000 in reimbursement of attorney fees incurred by Harris County and the State of Texas.

Regarding the North Dakota Department of Health (NDDOH) air enforcement matter previously reported in the Corporation’s Form 10-Q for the first quarter of 2013, on June 27, 2013, the NDDOH and XTO Energy Inc. (XTO) agreed to a settlement of air permitting and emission controls issues for listed well sites historically owned and operated by XTO.   The settlement requires that XTO pay a civil penalty of $74,400, install appropriate emission controls and revise air permits to reflect current equipment and operations.  The settlement also requires that, within 90 days of execution, XTO update the list of well sites in the settlement to include newly acquired assets with permitting or air emissions control compliance issues.  It is anticipated that the updated listing will compel an additional penalty assessment in the future.

Regarding a matter previously reported in the Corporation’s 2010 Form 10-K and its Form 10-Q for the third quarter of 2012, involving the issuance of a Notice of Violation (NOV) and likely enforcement action by the Pennsylvania Department of Environmental Protection (DEP) and the United States Department of Justice (DOJ) relating to the discharge of fluids at XTO’s Marquardt Well Site in Penn Township, Pennsylvania, on July 18, 2013, the DOJ, on behalf of the USEPA, filed a complaint and consent decree reflecting a settlement with XTO for alleged violations of the Federal Water Pollution Control Act. The settlement requires that XTO pay a civil penalty of $100,000 and implement work plans for well pad spill containment measures, water recycling and periodic reporting of spills and consent decree compliance to resolve the alleged violations of the federal Water Pollution Control Act.   Additional enforcement actions by the state to resolve the issue raised in the DEP NOV are anticipated, but to date, have not yet been filed.

Refer to the relevant portions of Note 2 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended June 30, 2013

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

April 2013	18,014,702	$88.49	18,014,702
May 2013	13,953,098	$91.08	13,953,098
June 2013	12,896,368	$90.35	12,896,368
Total	44,864,168	$89.83	44,864,168	(See Note 1)

Note 1 - On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding.  The announcement did not specify an amount or expiration date.  The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases.  In its most recent earnings release dated August 1, 2013, the Corporation stated that third quarter 2013 share purchases to reduce shares outstanding are anticipated to equal $3 billion.  Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

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

EXXON MOBIL CORPORATION
Date: August 6, 2013	By:	/s/ PATRICK T. MULVA
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