Form 10-Q
period 2013-09-30
EXXON MOBIL CORP
filed 2013-11-05
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2013
Common stock, without par value	4,368,513,787

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues and other income
Sales and other operating revenue (1)	108,390	110,989	314,818	342,348
Income from equity affiliates	3,444	3,386	10,960	11,247
Other income	538	766	1,617	12,387
Total revenues and other income	112,372	115,141	327,395	365,982
Costs and other deductions
Crude oil and product purchases	63,961	64,615	183,088	200,209
Production and manufacturing expenses	9,842	9,128	29,856	28,765
Selling, general and administrative expenses	3,150	3,468	9,536	10,555
Depreciation and depletion	4,287	4,037	12,802	11,778
Exploration expenses, including dry holes	486	494	1,385	1,388
Interest expense	52	59	161	216
Sales-based taxes (1)	7,882	8,137	22,926	24,657
Other taxes and duties	8,523	7,883	24,646	27,388
Total costs and other deductions	98,183	97,821	284,400	304,956
Income before income taxes	14,189	17,320	42,995	61,026
Income taxes	6,120	7,394	18,190	23,647
Net income including noncontrolling interests	8,069	9,926	24,805	37,379
Net income attributable to noncontrolling interests	199	356	575	2,449
Net income attributable to ExxonMobil	7,870	9,570	24,230	34,930

Earnings per common share (dollars)	1.79	2.09	5.46	7.50

Earnings per common share - assuming dilution (dollars)	1.79	2.09	5.46	7.50

Dividends per common share (dollars)	0.63	0.57	1.83	1.61

(1) Sales-based taxes included in sales and other
operating revenue	7,882	8,137	22,926	24,657

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income including noncontrolling interests	8,069	9,926	24,805	37,379
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	1,229	1,620	(2,317)	1,298
Adjustment for foreign exchange translation (gain)/loss
included in net income	-	(119)	-	(4,354)
Postretirement benefits reserves adjustment
(excluding amortization)	(222)	(224)	(58)	(404)
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	455	454	1,353	2,083
Total other comprehensive income	1,462	1,731	(1,022)	(1,377)
Comprehensive income including noncontrolling interests	9,531	11,657	23,783	36,002
Comprehensive income attributable to
noncontrolling interests	331	541	420	1,062
Comprehensive income attributable to ExxonMobil	9,200	11,116	23,363	34,940

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)

	Sept. 30,	Dec. 31,
	2013	2012
Assets
Current assets
Cash and cash equivalents	5,310	9,582
Cash and cash equivalents – restricted	439	341
Notes and accounts receivable – net	33,230	34,987
Inventories
Crude oil, products and merchandise	12,829	10,836
Materials and supplies	4,038	3,706
Other current assets	5,457	5,008
Total current assets	61,303	64,460
Investments, advances and long-term receivables	37,048	34,718
Property, plant and equipment – net	240,981	226,949
Other assets, including intangibles – net	8,232	7,668
Total assets	347,564	333,795

Liabilities
Current liabilities
Notes and loans payable	13,889	3,653
Accounts payable and accrued liabilities	51,260	50,728
Income taxes payable	7,600	9,758
Total current liabilities	72,749	64,139
Long-term debt	7,404	7,928
Postretirement benefits reserves	25,319	25,267
Deferred income tax liabilities	39,506	37,570
Long-term obligations to equity companies	4,636	3,555
Other long-term obligations	22,472	23,676
Total liabilities	172,086	162,135

Commitments and contingencies (Note 2)

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	10,062	9,653
Earnings reinvested	381,832	365,727
Accumulated other comprehensive income	(13,051)	(12,184)
Common stock held in treasury
(3,650 million shares at Sept. 30, 2013 and
3,517 million shares at Dec. 31, 2012)	(209,598)	(197,333)
ExxonMobil share of equity	169,245	165,863
Noncontrolling interests	6,233	5,797
Total equity	175,478	171,660
Total liabilities and equity	347,564	333,795

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net income including noncontrolling interests	24,805	37,379
Depreciation and depletion	12,802	11,778
Changes in operational working capital, excluding cash and debt	(2,676)	3,119
Net (gain) on asset sales	(511)	(11,693)
All other items – net	286	2,363
Net cash provided by operating activities	34,706	42,946

Cash flows from investing activities
Additions to property, plant and equipment	(25,243)	(24,214)
Proceeds associated with sales of subsidiaries, property, plant and
equipment, and sales and returns of investments	871	6,850
Additional investments and advances	(3,644)	(409)
Other investing activities – net	527	1,174
Net cash used in investing activities	(27,489)	(16,599)

Cash flows from financing activities
Additions to long-term debt	206	597
Reductions in long-term debt	-	(15)
Additions/(reductions) in short-term debt – net	9,483	(3,506)
Cash dividends to ExxonMobil shareholders	(8,125)	(7,500)
Cash dividends to noncontrolling interests	(225)	(287)
Changes in noncontrolling interests	(1)	198
Tax benefits related to stock-based awards	14	-
Common stock acquired	(12,696)	(15,814)
Common stock sold	46	184
Net cash used in financing activities	(11,298)	(26,143)
Effects of exchange rate changes on cash	(191)	187
Increase/(decrease) in cash and cash equivalents	(4,272)	391
Cash and cash equivalents at beginning of period	9,582	12,664
Cash and cash equivalents at end of period	5,310	13,055

Supplemental Disclosures
Income taxes paid	19,871	17,895
Cash interest paid	318	387

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)

	ExxonMobil Share of Equity
			Accumulated
			Other	Common
			Compre-	Stock	ExxonMobil	Non-
	Common	Earnings	hensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity

Balance as of December 31, 2011	9,512	330,939	(9,123)	(176,932)	154,396	6,348	160,744
Amortization of stock-based awards	618	-	-	-	618	-	618
Tax benefits related to stock-based
awards	252	-	-	-	252	-	252
Other	(737)	-	-	-	(737)	(1,450)	(2,187)
Net income for the period	-	34,930	-	-	34,930	2,449	37,379
Dividends – common shares	-	(7,500)	-	-	(7,500)	(287)	(7,787)
Other comprehensive income	-	-	10	-	10	(1,387)	(1,377)
Acquisitions, at cost	-	-	-	(15,814)	(15,814)	(31)	(15,845)
Dispositions	-	-	-	558	558	-	558
Balance as of September 30, 2012	9,645	358,369	(9,113)	(192,188)	166,713	5,642	172,355

Balance as of December 31, 2012	9,653	365,727	(12,184)	(197,333)	165,863	5,797	171,660
Amortization of stock-based awards	593	-	-	-	593	-	593
Tax benefits related to stock-based
awards	200	-	-	-	200	-	200
Other	(384)	-	-	-	(384)	242	(142)
Net income for the period	-	24,230	-	-	24,230	575	24,805
Dividends – common shares	-	(8,125)	-	-	(8,125)	(225)	(8,350)
Other comprehensive income	-	-	(867)	-	(867)	(155)	(1,022)
Acquisitions, at cost	-	-	-	(12,696)	(12,696)	(1)	(12,697)
Dispositions	-	-	-	431	431	-	431
Balance as of September 30, 2013	10,062	381,832	(13,051)	(209,598)	169,245	6,233	175,478

	Nine Months Ended September 30, 2013				Nine Months Ended September 30, 2012
		Held in				Held in
Common Stock Share Activity	Issued	Treasury	Outstanding		Issued	Treasury	Outstanding
	(millions of shares)				(millions of shares)

Balance as of December 31	8,019	(3,517)	4,502		8,019	(3,285)	4,734
Acquisitions	-	(141)	(141)		-	(185)	(185)
Dispositions	-	8	8		-	10	10
Balance as of September 30	8,019	(3,650)	4,369		8,019	(3,460)	4,559

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Financial Statement Preparation

These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Corporation's 2012 Annual Report on Form 10-K.  In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein.  All such adjustments are of a normal recurring nature.  Prior data has been reclassified in certain cases to conform to the current presentation basis.

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

Other Contingencies

The Corporation and certain of its consolidated subsidiaries were contingently liable at September 30, 2013, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	As of September 30, 2013
	Equity	Other
	Company	Third Party
	Obligations (1)	Obligations	Total
	(millions of dollars)
Guarantees
Debt-related	3,002	52	3,054
Other	3,572	4,774	8,346
Total	6,574	4,826	11,400

(1) ExxonMobil share

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation's outstanding unconditional purchase obligations at September 30, 2013, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

3.     Other Comprehensive Income Information

	Cumulative	Post-
	Foreign	retirement
	Exchange	Benefits
ExxonMobil Share of Accumulated Other	Translation	Reserves
Comprehensive Income	Adjustment	Adjustment	Total
	(millions of dollars)

Balance as of December 31, 2011	4,168	(13,291)	(9,123)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	1,159	(351)	808
Amounts reclassified from accumulated other
comprehensive income	(2,603)	1,805	(798)
Total change in accumulated other comprehensive income	(1,444)	1,454	10
Balance as of September 30, 2012	2,724	(11,837)	(9,113)

Balance as of December 31, 2012	2,410	(14,594)	(12,184)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(2,118)	(52)	(2,170)
Amounts reclassified from accumulated other
comprehensive income	-	1,303	1,303
Total change in accumulated other comprehensive income	(2,118)	1,251	(867)
Balance as of September 30, 2013	292	(13,343)	(13,051)

	Three Months Ended		Nine Months Ended
Amounts Reclassified Out of Accumulated Other	September 30,		September 30,
Comprehensive Income - Before-tax Income/(Expense)	2013	2012	2013	2012
	(millions of dollars)

Foreign exchange translation gain/(loss) included in net income
(Statement of Income line: Other income)	-	119	-	4,354
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs (1)	(648)	(654)	(1,951)	(3,215)

(1)     These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 5 – Pension and Other Postretirement Benefits for additional details.)

	Three Months Ended		Nine Months Ended
Income Tax (Expense)/Credit For	September 30,		September 30,
Components of Other Comprehensive Income	2013	2012	2013	2012
	(millions of dollars)

Foreign exchange translation adjustment	(16)	(55)	100	(92)
Postretirement benefits reserves adjustment
Postretirement benefits reserves adjustment
(excluding amortization)	85	100	28	190
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	(193)	(200)	(598)	(1,132)
Total	(124)	(155)	(470)	(1,034)

4.     Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Earnings per common share
Net income attributable to ExxonMobil (millions of dollars)	7,870	9,570	24,230	34,930

Weighted average number of common shares
outstanding (millions of shares)	4,395	4,597	4,438	4,657

Earnings per common share (dollars)	1.79	2.09	5.46	7.50

Earnings per common share - assuming dilution
Net income attributable to ExxonMobil (millions of dollars)	7,870	9,570	24,230	34,930

Weighted average number of common shares
outstanding (millions of shares)	4,395	4,597	4,438	4,657
Effect of employee stock-based awards	-	-	-	-
Weighted average number of common shares
outstanding - assuming dilution	4,395	4,597	4,438	4,657

Earnings per common share - assuming dilution (dollars)	1.79	2.09	5.46	7.50

5.     Pension and Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(millions of dollars)
Pension Benefits - U.S.
Components of net benefit cost
Service cost	206	173	581	489
Interest cost	188	205	562	615
Expected return on plan assets	(209)	(196)	(626)	(590)
Amortization of actuarial loss/(gain) and prior
service cost	165	146	493	436
Net pension enhancement and
curtailment/settlement cost	182	123	546	369
Net benefit cost	532	451	1,556	1,319

Pension Benefits - Non-U.S.
Components of net benefit cost
Service cost	170	156	521	490
Interest cost	265	279	803	859
Expected return on plan assets	(278)	(269)	(841)	(831)
Amortization of actuarial loss/(gain) and prior
service cost	239	228	724	719
Net pension enhancement and
curtailment/settlement cost (1)	1	109	2	1,538
Net benefit cost	397	503	1,209	2,775

Other Postretirement Benefits
Components of net benefit cost
Service cost	44	31	123	100
Interest cost	87	89	264	293
Expected return on plan assets	(10)	(9)	(30)	(30)
Amortization of actuarial loss/(gain) and prior
service cost	61	48	186	156
Net benefit cost	182	159	543	519

(1)     Non-U.S. net pension enhancement and curtailment/settlement cost for the nine months ended September 30, 2012, includes $1,420 million (on a consolidated‑company, before‑tax basis) of accumulated other comprehensive income for the postretirement benefit reserves adjustment that was recycled into earnings and included in the Japan restructuring gain reported in “Other income”.

6.     Financial Instruments

The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate.  The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt.  The estimated fair value of total long-term debt, excluding capitalized lease obligations, was $7,318 million at September 30, 2013, and $8,027 million at December 31, 2012, as compared to recorded book values of $7,014 million at September 30, 2013, and $7,497 million at December 31, 2012.

The fair value of long-term debt by hierarchy level at September 30, 2013, is: Level 1 $5,984 million; Level 2 $1,270 million; and Level 3 $64 million.  Level 1 represents quoted prices in active markets.  Level 2 includes debt whose fair value is based upon a publicly available index.  Level 3 involves using internal data augmented by relevant market indicators if available.

During the third quarter, the Corporation established a $5.0 billion committed line of credit in the U.S., and reduced its previous U.S. line of credit from $2.7 billion at December 31, 2012 to $0.6 billion at September 30, 2013.  The committed line of credit was unused as of September 30, 2013.

7.     Disclosures about Segments and Related Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(millions of dollars)
EARNINGS AFTER INCOME TAX
Upstream
United States	1,050	633	3,005	2,321
Non-U.S.	5,663	5,340	17,050	19,812
Downstream
United States	315	1,441	1,602	2,878
Non-U.S. (1)	277	1,749	931	8,544
Chemical
United States	680	565	1,947	1,492
Non-U.S. (1)	345	225	971	1,448
All other	(460)	(383)	(1,276)	(1,565)
Corporate total	7,870	9,570	24,230	34,930

(1)	Nine months ended September 30, 2012, includes the gain associated with the Japan restructuring of $5.3 billion in the non-U.S. Downstream and $0.6 billion in the non-U.S. Chemical segments.

SALES AND OTHER OPERATING REVENUE (2)
Upstream
United States	3,416	2,718	9,516	8,108
Non-U.S.	5,829	6,755	18,931	21,319
Downstream
United States	32,032	31,621	92,995	92,991
Non-U.S.	57,179	60,763	164,066	190,590
Chemical
United States	3,873	3,493	11,479	11,167
Non-U.S.	6,058	5,634	17,813	18,157
All other	3	5	18	16
Corporate total	108,390	110,989	314,818	342,348

(2) Includes sales-based taxes

INTERSEGMENT REVENUE
Upstream
United States	2,015	1,935	6,324	6,538
Non-U.S.	12,505	11,105	35,097	35,171
Downstream
United States	5,056	5,422	15,312	16,214
Non-U.S.	14,099	15,309	39,263	47,215
Chemical
United States	2,971	3,301	9,157	9,429
Non-U.S.	2,352	2,292	6,407	7,565
All other	66	75	204	212

EXXON MOBIL CORPORATION

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Third Quarter		First Nine Months
Earnings (U.S. GAAP)	2013	2012	2013	2012
	(millions of dollars)
Upstream
United States	1,050	633	3,005	2,321
Non-U.S.	5,663	5,340	17,050	19,812
Downstream
United States	315	1,441	1,602	2,878
Non-U.S.	277	1,749	931	8,544
Chemical
United States	680	565	1,947	1,492
Non-U.S.	345	225	971	1,448
Corporate and financing	(460)	(383)	(1,276)	(1,565)
Net Income attributable to ExxonMobil (U.S. GAAP)	7,870	9,570	24,230	34,930

Earnings per common share (dollars)	1.79	2.09	5.46	7.50

Earnings per common share - assuming dilution (dollars)	1.79	2.09	5.46	7.50

References in this discussion to corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the consolidated income statement.  Unless otherwise indicated, references to earnings, Upstream, Downstream, Chemical and Corporate and Financing segment earnings, and earnings per share are ExxonMobil's share after excluding amounts attributable to noncontrolling interests.

REVIEW OF THIRD QUARTER 2013 RESULTS

ExxonMobil’s results for the third quarter of 2013 reflect our continued progress across a diverse set of profitable growth opportunities, which positions us well to deliver shareholder value.  We maintain a long-term perspective on our business with a relentless focus on operational excellence and disciplined investing.

Third quarter earnings were $7.9 billion, down 18 percent from the third quarter of 2012.  Production of oil and natural gas increased from a year earlier as new projects were brought on line and maintenance-related downtime decreased.  Significantly weaker refining margins as a result of increased industry capacity negatively impacted ExxonMobil’s Downstream earnings.

In the third quarter, capital and exploration expenditures were $10.5 billion, in line with anticipated spending plans.

The Corporation distributed $5.8 billion to shareholders in the third quarter through dividends and share purchases to reduce shares outstanding.

Earnings in the first nine months of 2013 of $24,230 million decreased $10,700 million from 2012.

Earnings per share – assuming dilution for the first nine months of 2013 decreased 27 percent to $5.46.

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(millions of dollars)
Upstream earnings
United States	1,050	633	3,005	2,321
Non-U.S.	5,663	5,340	17,050	19,812
Total	6,713	5,973	20,055	22,133

Upstream earnings were $6,713 million in the third quarter of 2013, up $740 million from the third quarter of 2012.  Higher liquids and natural gas realizations increased earnings by $440 million.  Production volume and mix effects increased earnings by $20 million.  All other items, including favorable tax and foreign exchange impacts, partly offset by higher operating expenses, increased earnings by $280 million.

On an oil-equivalent basis, production increased 1.5 percent from the third quarter of 2012.  Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, production increased 2.7 percent.

Liquids production totaled 2,199 kbd (thousands of barrels per day), up 83 kbd from the third quarter of 2012.  Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, liquids production was up 5.3 percent, as lower downtime and project ramp-up in Canada and Nigeria were partially offset by field decline.

Third quarter natural gas production was 10,914 mcfd (millions of cubic feet per day), down 147 mcfd from 2012.  Excluding the impacts of entitlement volumes and divestments, natural gas production was down 0.3 percent, as field decline was mostly offset by lower downtime and project ramp-up.

Earnings from U.S. Upstream operations were $1,050 million, $417 million higher than the third quarter of 2012.  Non‑U.S. Upstream earnings were $5,663 million, up $323 million from the prior year.

Upstream earnings in the first nine months of 2013 were $20,055 million, down $2,078 million from 2012.  Higher gas realizations, partially offset by lower liquids realizations, increased earnings by $350 million.  Lower sales volumes decreased earnings by $400 million.  All other items, including lower net gains from asset sales, mainly in Angola, and higher expenses, reduced earnings by $2.0 billion.

On an oil-equivalent basis, production was down 1.4 percent compared to the same period in 2012.  Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, production was up 0.4 percent.

Liquids production of 2,192 kbd increased 13 kbd compared with 2012.  Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, liquids production was up 1.3 percent, as project ramp-up and lower downtime were partially offset by field decline.

Natural gas production of 11,818 mcfd decreased 431 mcfd from 2012.  Excluding the impacts of entitlement volumes and divestments, natural gas production was down 0.8 percent, as field decline was partially offset by lower downtime, higher demand, and project ramp-up.

Earnings in the first nine months of 2013 from U.S. Upstream operations were $3,005 million, up $684 million from 2012.  Earnings outside the U.S. were $17,050 million, down $2,762 million from the prior year.

	Third Quarter	First Nine Months
Upstream additional information	(thousands of barrels daily)
Volumes reconciliation (Oil-equivalent production)(1)
2012	3,960	4,220
Entitlements - Net Interest	(13)	(51)
Entitlements - Price / Spend	(8)	-
Quotas	-	4
Divestments	(28)	(26)
Net growth	107	15
2013	4,018	4,162

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

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(millions of dollars)
Downstream earnings
United States	315	1,441	1,602	2,878
Non-U.S.	277	1,749	931	8,544
Total	592	3,190	2,533	11,422

Third quarter 2013 Downstream earnings were $592 million, down $2,598 million from the third quarter of 2012.  Weaker margins, mainly in refining, decreased earnings by $2.4 billion.  Volume and mix effects increased earnings by $150 million.  All other items, including lower gains on asset sales and foreign exchange impacts, decreased earnings by $380 million.  Petroleum product sales of 6,031 kbd were 74 kbd lower than last year's third quarter reflecting divestment-related impacts.

Earnings from the U.S. Downstream were $315 million, down $1,126 million from the third quarter of 2012.  Non‑U.S. Downstream earnings of $277 million were $1,472 million lower than last year.

Downstream earnings in the first nine months of 2013 of $2,533 million decreased $8,889 million from 2012 driven by the absence of the $5.3 billion gain associated with the Japan restructuring.  Lower margins, mainly refining, decreased earnings by $2.2 billion.  Volume and mix effects decreased earnings by $430 million.  All other items, including higher operating expenses, unfavorable foreign exchange impacts, and lower divestments, decreased earnings by $970 million.  Petroleum product sales of 5,851 kbd decreased 346 kbd from 2012.

U.S. Downstream earnings in the first nine months of 2013 were $1,602 million, down $1,276 million from 2012.  Non‑U.S. Downstream earnings were $931 million, a decrease of $7,613 million from last year.

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(millions of dollars)
Chemical earnings
United States	680	565	1,947	1,492
Non-U.S.	345	225	971	1,448
Total	1,025	790	2,918	2,940

Third quarter 2013 Chemical earnings of $1,025 million were $235 million higher than the third quarter of 2012 due primarily to higher commodity margins.  Third quarter prime product sales of 6,245 kt (thousands of metric tons) were 298 kt higher than last year's third quarter.

Chemical earnings in the first nine months of 2013 of $2,918 million were $22 million lower than 2012.  The absence of the gain associated with the Japan restructuring decreased earnings by $630 million.  Higher margins increased earnings by $520 million, while volume and mix effects increased earnings by $80 million.  All other items increased earnings by $10 million.  Prime product sales of 17,986 kt were down 270 kt from 2012.

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(millions of dollars)

Corporate and financing earnings	(460)	(383)	(1,276)	(1,565)

Corporate and financing expenses of $460 million in the third quarter of 2013 were up $77 million from the third quarter of 2012, reflecting unfavorable tax impacts.

Corporate and financing expenses were $1,276 million in the first nine months of 2013, down $289 million from 2012, as favorable tax impacts were partially offset by the absence of the Japan restructuring gain.

LIQUIDITY AND CAPITAL RESOURCES

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			34,706	42,946
Investing activities			(27,489)	(16,599)
Financing activities			(11,298)	(26,143)
Effect of exchange rate changes			(191)	187
Increase/(decrease) in cash and cash equivalents			(4,272)	391

Cash and cash equivalents (at end of period)			5,310	13,055
Cash and cash equivalents – restricted (at end of period)			439	206
Total cash and cash equivalents (at end of period)			5,749	13,261

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	13,431	13,442	34,706	42,946
Proceeds associated with sales of subsidiaries, property,
plant & equipment, and sales and returns of investments	206	607	871	6,850
Cash flow from operations and asset sales	13,637	14,049	35,577	49,796

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

Cash provided by operating activities totaled $34.7 billion for the first nine months of 2013, $8.2 billion lower than 2012. The major source of funds was net income including noncontrolling interests of $24.8 billion, a decrease of $12.6 billion from the prior year period.  The adjustment for the noncash provision of $12.8 billion for depreciation and depletion increased by $1.0 billion.  Changes in operational working capital decreased cash flows by $2.7 billion in 2013, primarily due to an increase in inventory.  Changes in operational working capital increased cash flows by $3.1 billion in 2012 primarily due to changes in payable balances partially offset by an increase in inventory.  Net gain on asset sales was $0.5 billion in 2013 and $11.7 billion in 2012.  For additional details, see the Condensed Consolidated Statement of Cash Flows on page 6.

Investing activities for the first nine months of 2013 used net cash of $27.5 billion, an increase of $10.9 billion compared to the prior year.  Spending for additions to property, plant and equipment of $25.2 billion was $1.0 billion higher than 2012.  Proceeds from asset sales of $0.9 billion decreased $6.0 billion.  Additional investment and advances increased $3.2 billion to $3.6 billion reflecting the impact of the acquisition of Celtic Exploration Ltd.

Cash flow from operations and asset sales in the first nine months of 2013 of $35.6 billion, including asset sales of $0.9 billion, decreased $14.2 billion.  This reflects the change in cash flows from operating activities described above and the lower proceeds from asset sales, driven by the 2012 Japan restructuring.

Net cash used in financing activities of $11.3 billion in the first nine months of 2013 was $14.8 billion lower than 2012, reflecting short-term debt issuance in 2013, short-term debt reduction in 2012, and a lower level of purchases of shares of ExxonMobil stock in 2013.

During the third quarter of 2013, Exxon Mobil Corporation purchased 34 million shares of its common stock for the treasury at a gross cost of $3.0 billion.  These purchases were to reduce the number of shares outstanding.  Shares outstanding decreased from 4,402 million at the end of the second quarter to 4,369 million at the end of the third quarter 2013.  Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed to shareholders a total of $5.8 billion in the third quarter of 2013 through dividends and share purchases to reduce shares outstanding.

Total cash and cash equivalents of $5.7 billion at the end of the third quarter of 2013 compared to $13.3 billion at the end of the third quarter of 2012.

Total debt of $21.3 billion compared to $11.6 billion at year-end 2012.  The Corporation's debt to total capital ratio was 10.8 percent at the end of the third quarter of 2013 compared to 6.3 percent at year-end 2012.

Although the Corporation issues long-term debt from time to time, the Corporation currently expects to cover its near-term financial requirements predominantly with internally generated funds, supplemented by its revolving commercial paper program.  During the third quarter, the Corporation established a $5.0 billion committed line of credit in the U.S., and reduced its previous U.S. line of credit from $2.7 billion at December 31, 2012 to $0.6 billion at September 30, 2013.  The committed line of credit was unused as of September 30, 2013.

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

Litigation and other contingencies are discussed in Note 2 to the unaudited condensed consolidated financial statements.

TAXES

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(millions of dollars)

Income taxes	6,120	7,394	18,190	23,647
Effective income tax rate	48%	47%	48%	43%
Sales-based taxes	7,882	8,137	22,926	24,657
All other taxes and duties	9,252	8,652	27,019	29,891
Total	23,254	24,183	68,135	78,195

Income, sales-based and all other taxes and duties totaled $23.3 billion for the third quarter of 2013, a decrease of $0.9 billion from 2012.  Income tax expense decreased by $1.3 billion to $6.1 billion with the impact of lower earnings partially offset by the higher effective tax rate.  The effective income tax rate was 48 percent compared to 47 percent in the prior year period.  Sales-based taxes and all other taxes and duties increased by $0.3 billion to $17.1 billion.

Income, sales-based and all other taxes and duties totaled $68.1 billion for the first nine months of 2013, a decrease of $10.1 billion from 2012.  Income tax expense decreased by $5.5 billion to $18.2 billion with the impact of lower earnings partially offset by the higher effective tax rate.  The effective income tax rate was 48 percent compared to 43 percent in the prior year due to the absence of the lower effective tax rate on divestments.  Sales-based and all other taxes decreased by $4.6 billion reflecting the Japan restructuring.

CAPITAL AND EXPLORATION EXPENDITURES

	Third Quarter		First Nine Months
	2013	2012	2013	2012
	(millions of dollars)

Upstream (including exploration expenses)	9,475	8,248	29,599	24,720
Downstream	556	583	1,740	1,591
Chemical	509	350	1,215	1,031
Other	6	2	11	14
Total	10,546	9,183	32,565	27,356

Capital and exploration expenditures in the third quarter of 2013 were $10.5 billion, up 15 percent from third quarter of 2012, in line with anticipated spending plans.

Capital and exploration expenditures in the first nine months of 2013 were $32.6 billion, up 19 percent from the first nine months of 2012, in line with anticipated spending plans and included $3.1 billion for the acquisition of Celtic Exploration Ltd.  The Corporation anticipates an investment profile of about $38 billion per year for the next several years. Actual spending could vary depending on the progress of individual projects and property acquisitions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the nine months ended September 30, 2013, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2012.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of September 30, 2013.  Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On September 10, 2013, the Pennsylvania Office of Attorney General filed eight criminal charges against XTO Energy Inc. (XTO) related to the discharge of fluids at the Marquardt Well Site of XTO in Penn Township, Pennsylvania, a matter which the Corporation previously reported in its 2010 Form 10-K and its Forms 10-Q for the third quarter of 2012 and the second quarter of 2013.  The charges included five counts of unlawful conduct under the Clean Streams Act and three counts under the Solid Waste Management Act.  XTO believes criminal charges are unwarranted and plans to vigorously challenge the charges.

On August 23, 2013, the Louisiana Department of Environmental Quality (LDEQ) accepted a settlement proposal of ExxonMobil Refining and Supply Company and ExxonMobil Chemical Company, both divisions of Exxon Mobil Corporation (the “Corporation”), resolving a number of alleged exceedances of permit and regulatory limits for certain compounds reported from January 1, 2008, to March 31, 2013, as well as Consolidated Compliance Orders & Notices of Potential Penalties issued by LDEQ from 2008 through 2012 to the Baton Rouge Refinery (BRRF), the Baton Rouge Chemical Plant, the Baton Rouge Anchorage Tank Farm and the Baton Rouge Resins Finishing Plant, including the BRRF matter previously reported in the Corporation’s Form 10-Q for the third quarter of 2009.  The Corporation had previously self-disclosed these matters to the LDEQ along with a proposed number of specific corrective action steps.  The settlement terms include payment of a $300,000 penalty, an agreement to complete certain on-site improvement projects valued at $1,000,000, Beneficial Environmental Projects valued at $1,029,000 and a Stipulated Penalty Agreement to address any future environmental non-compliance. The settlement will be the subject of public notice and comment for 45 days before becoming final.

On October 2, 2013, ExxonMobil Oil Corporation’s Joliet Refinery in Channahon, Illinois, received a Notice from the United States Environmental Protection Agency (USEPA) alleging that the Refinery was out of compliance with several requirements of a Consent Decree entered into with the USEPA (United States v. Exxon Mobil Corp., CA No. 05-C-5809 (N.D. Ill.)) in December 2005 and reported in the Corporation’s Form 10-Q for the third quarter of 2005.  The USEPA alleges violations of the requirements for continuous emissions and opacity monitoring, leak detection and repair requirements, and prohibitions against using emission reduction credits from Consent Decree projects in permitting.  USEPA has indicated that it plans to propose penalties up to $1,242,500. ExxonMobil will contest the proposed penalties.

On October 3, 2013, ExxonMobil Oil Corporation’s Joliet Refinery received a Notice and Finding of Violation from the USEPA alleging that Joliet Refinery flares were modified and thereby triggered New Source Performance Standards (NSPS) requirements for refineries, and that the flares do not comply with federal and state combustion efficiency standards.  The Notice also alleged that certain tanks at the Refinery were modified and triggered NSPS for tanks, that Prevention of Significant Deterioration Program permitting requirements were not met for projects involving the Refinery’s Fluid Catalytic Cracking Unit, and other leak detection and repair violations.  Penalties sought will likely exceed $100,000.

In July 2013, ExxonMobil Oil Corporation’s Torrance Refinery in California confirmed and then self-reported that it may have failed to measure and report flow from parallel flare lines at the Refinery to the South Coast Air Quality Management District (AQMD) as required by AQMD Rule 1118.  The Refinery is currently working with the AQMD to resolve the matter, but it is anticipated that a civil penalty in excess of $100,000 will be assessed.

Regarding the Notice of Enforcement and Proposed Agreed Order issued on January 30, 2013, by the Texas Commission on Environmental Quality (TCEQ) concerning three emission events in May and June 2012 at ExxonMobil Oil Corporation’s Beaumont Refinery previously reported in the Corporation’s Form 10-Q for the first quarter of 2013, the parties have agreed upon a full settlement of the enforcement action and a penalty of $126,250, which will become final after endorsement by the TCEQ at an upcoming agenda meeting.

In the enforcement action filed by the United States, on behalf of the USEPA, and the State of Arkansas, on behalf of the Arkansas Department of Environmental Quality (ADEQ), against ExxonMobil Pipeline Company (EMPCo) related to the discharge of crude oil from the Pegasus Pipeline in Mayflower, Faulkner County, Arkansas, previously reported in the Corporation’s Forms 10-Q for the first and second quarters of 2013, the court has set a trial date of February 15, 2015.

On September 16, 2013, the United States Department of Justice (USDOJ), based on a referral from the USEPA, advised that a civil enforcement investigation had been opened into the discharge of crude oil from the EMPCo’s North Line Pipeline near Torbert in Pointe Coupee Parish, Louisiana, on April 28, 2012.  The USDOJ is investigating whether the discharge of oil contaminated waterways resulting in violations of the Clean Water Act.  Penalties sought likely will be in excess of $100,000.

Refer to the relevant portions of Note 2 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended September 30, 2013

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

July 2013	13,277,502	$93.24	13,277,502
August 2013	10,625,871	$88.98	10,625,871
September 2013	9,787,418	$87.98	9,787,418
Total	33,690,791	$90.37	33,690,791	(See Note 1)

Note 1 - On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding.  The announcement did not specify an amount or expiration date.  The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases.  In its most recent earnings release dated October 31, 2013, the Corporation stated that fourth quarter 2013 share purchases to reduce shares outstanding are anticipated to equal $3 billion.  Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

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

EXXON MOBIL CORPORATION
Date: November 5, 2013	By:	/s/ PATRICK T. MULVA
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