Form 10-K
period 2013-12-31
EXXON MOBIL CORP
filed 2014-02-26
CIK 34088

2013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(972) 444-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, without par value (4,321,238,544 shares outstanding at January 31, 2014)	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer  ☒             Accelerated filer  ☐

Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $90.35 on the New York Stock Exchange composite tape, was in excess of $397 billion.

Documents Incorporated by Reference:  Proxy Statement for the 2014 Annual Meeting of Shareholders (Part III)

EXXON MOBIL CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Throughout ExxonMobil’s businesses, new and ongoing measures are taken to prevent and minimize the impact of our operations on air, water and ground. These include a significant investment in refining infrastructure and technology to manufacture clean fuels as well as projects to monitor and reduce nitrogen oxide, sulfur oxide, and greenhouse gas emissions and expenditures for asset retirement obligations.  Using definitions and guidelines established by the American Petroleum Institute, ExxonMobil’s 2013 worldwide environmental expenditures for all such preventative and remediation steps, including ExxonMobil’s share of equity company expenditures, were $6.0 billion, of which $3.5 billion were included in expenses with the remainder in capital expenditures. The total cost for such activities is expected to remain in this range in 2014 and 2015 (with capital expenditures approximately 45 percent of the total).

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

ExxonMobil has a long-standing commitment to the development of proprietary technology. We have a wide array of research programs designed to meet the needs identified in each of our business segments. Information on Company-sponsored research and development spending is contained in “Note 3: Miscellaneous Financial Information” of the Financial Section of this report. ExxonMobil held approximately 11 thousand active patents worldwide at the end of 2013. For technology licensed to third parties, revenues totaled approximately $195 million in 2013. Although technology is an important contributor to the overall operations and results of our Company, the profitability of each business segment is not dependent on any individual patent, trade secret, trademark, license, franchise or concession.

The number of regular employees was 75.0 thousand, 76.9 thousand and 82.1 thousand at years ended 2013, 2012 and 2011, respectively. Regular employees are defined as active executive, management, professional, technical and wage employees who work full time or part time for the Corporation and are covered by the Corporation’s benefit plans and programs. Regular employees do not include employees of the company-operated retail sites (CORS). The number of CORS employees was 9.8 thousand, 11.1 thousand and 17.0 thousand at years ended 2013, 2012 and 2011, respectively.

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

We also may be adversely affected by the outcome of litigation, especially in countries such as the United States in which very large and unpredictable punitive damage awards may occur, or by government enforcement proceedings alleging non-compliance with applicable laws or regulations.

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

Government sponsorship of alternative energy. Many governments are providing tax advantages and other subsidies to support alternative energy sources or are mandating the use of specific fuels or technologies. Governments are also promoting research into new technologies to reduce the cost and increase the scalability of alternative energy sources. We are conducting our own research efforts into alternative energy, such as through sponsorship of the Global Climate and Energy Project at Stanford University and research into liquid products from algae and biomass that can be further converted to transportation fuels. Our future results may depend in part on the success of our research efforts and on our ability to adapt and apply the strengths of our current business model to providing the energy products of the future in a cost-competitive manner. See “Management Effectiveness” below.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2.       Properties

Information with regard to oil and gas producing activities follows:

1. Disclosure of Reserves

A. Summary of Oil and Gas Reserves at Year-End 2013

The table below summarizes the oil-equivalent proved reserves in each geographic area and by product type for consolidated subsidiaries and equity companies. The Corporation has reported proved reserves on the basis of the average of the first-day-of-the-month price for each month during the last 12-month period. Gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels. No major discovery or other favorable or adverse event has occurred since December 31, 2013, that would cause a significant change in the estimated proved reserves as of that date.

	Crude	Natural Gas		Synthetic	Natural	Oil-Equivalent
	Oil	Liquids	Bitumen	Oil	Gas	Basis
	(million bbls)	(million bbls)	(million bbls)	(million bbls)	(billion cubic ft)	(million bbls)
Proved Reserves
Developed
Consolidated Subsidiaries
United States	1,212	257	-	-	14,655	3,912
Canada/South America (1)	111	15	1,810	579	664	2,626
Europe	210	39	-	-	2,189	613
Africa	765	180	-	-	779	1,075
Asia	1,525	138	-	-	5,241	2,537
Australia/Oceania	56	49	-	-	969	266
Total Consolidated	3,879	678	1,810	579	24,497	11,029

Equity Companies
United States	258	10	-	-	197	301
Europe	27	-	-	-	6,852	1,169
Asia	902	390	-	-	17,288	4,173
Total Equity Company	1,187	400	-	-	24,337	5,643
Total Developed	5,066	1,078	1,810	579	48,834	16,672

Undeveloped
Consolidated Subsidiaries
United States	796	272	-	-	11,365	2,962
Canada/South America (1)	173	4	1,820	-	571	2,092
Europe	35	16	-	-	621	155
Africa	428	21	-	-	88	464
Asia	638	-	-	-	493	720
Australia/Oceania	99	32	-	-	6,546	1,222
Total Consolidated	2,169	345	1,820	-	19,684	7,615

Equity Companies
United States	72	5	-	-	84	91
Europe	1	-	-	-	2,032	340
Asia	243	51	-	-	1,226	498
Total Equity Company	316	56	-	-	3,342	929
Total Undeveloped	2,485	401	1,820	-	23,026	8,544
Total Proved Reserves	7,551	1,479	3,630	579	71,860	25,216

(1)   South America includes proved developed reserves of 0.2 million barrels of crude oil and natural gas liquids and 44 billion cubic feet of natural gas and proved undeveloped reserves of 0.1 million barrels of crude oil and natural gas liquids and 10 billion cubic feet of natural gas.

In the preceding reserves information, consolidated subsidiary and equity company reserves are reported separately. However, the Corporation operates its business with the same view of equity company reserves as it has for reserves from consolidated subsidiaries.

The Corporation’s overall volume capacity outlook, based on projects coming on stream as anticipated, is for production capacity to grow over the period 2014-2018. However, actual volumes will vary from year to year due to the timing of individual project start-ups, operational outages, reservoir performance, regulatory changes, asset sales, weather events, price effects on production sharing contracts and other factors as described in Item 1A—Risk Factors of this report.

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

B. Technologies Used in Establishing Proved Reserves Additions in 2013

Additions to ExxonMobil’s proved reserves in 2013 were based on estimates generated through the integration of available and appropriate geological, engineering and production data, utilizing well-established technologies that have been demonstrated in the field to yield repeatable and consistent results.

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

C. Qualifications of Reserves Technical Oversight Group and Internal Controls over Proved Reserves

ExxonMobil has a dedicated Global Reserves group that provides technical oversight and is separate from the operating organization. Primary responsibilities of this group include oversight of the reserves estimation process for compliance with Securities and Exchange Commission (SEC) rules and regulations, review of annual changes in reserves estimates, and the reporting of ExxonMobil’s proved reserves. This group also maintains the official company reserves estimates for ExxonMobil’s proved reserves of crude and natural gas liquids, bitumen, synthetic oil and natural gas. In addition, the group provides training to personnel involved in the reserves estimation and reporting process within ExxonMobil and its affiliates. The Manager of the Global Reserves group has more than 30 years of experience in reservoir engineering and reserves assessment and has a degree in Engineering.  He is an active member of the Society of Petroleum Engineers (SPE) and previously served on the SPE Oil and Gas Reserves Committee. The group is managed by and staffed with individuals that have an average of more than 20 years of technical experience in the petroleum industry, including expertise in the classification and categorization of reserves under the SEC guidelines. This group includes individuals who hold advanced degrees in either Engineering or Geology. Several members of the group hold professional registrations in their field of expertise, and members have served on the SPE Oil and Gas Reserves Committee.

The Global Reserves group maintains a central database containing the official company reserves estimates. Appropriate controls, including limitations on database access and update capabilities, are in place to ensure data integrity within this central database.  An annual review of the system’s controls is performed by internal audit. Key components of the reserves estimation process include technical evaluations and analysis of well and field performance and a rigorous peer review. No changes may be made to the reserves estimates in the central database, including additions of any new initial reserves estimates or subsequent revisions, unless these changes have been thoroughly reviewed and evaluated by duly authorized personnel within the operating organization. In addition, changes to reserves estimates that exceed certain thresholds require further review and approval of the appropriate level of management within the operating organization before the changes may be made in the central database. Endorsement by the Global Reserves group for all proved reserves changes is a mandatory component of this review process. After all changes are made, reviews are held with senior management for final endorsement.

 2. Proved Undeveloped Reserves

At year-end 2013, approximately 8.5 billion oil-equivalent barrels (GOEB) of ExxonMobil’s proved reserves were classified as proved undeveloped. This represents 34 percent of the 25.2 GOEB reported in proved reserves. This compares to the 9.9 GOEB of proved undeveloped reserves reported at the end of 2012. The net decrease is primarily due to project startups in Canada and Kazakhstan. During the year, ExxonMobil conducted development activities in over 100 fields that resulted in the transfer of approximately 1.9 GOEB from proved undeveloped to proved developed reserves by year-end. The largest transfers were related to Kearl Initial Development startup and new pad steam injection in the Cold Lake field in Canada, Kashagan field startup in Kazakhstan and the Groningen compression assessment in the Netherlands.

One of ExxonMobil’s requirements for reporting proved reserves is that management has made significant funding commitments toward the development of the reserves. ExxonMobil has a disciplined investment strategy and many major fields require long lead-time in order to be developed. Development projects typically take two to four years from the time of first recording of proved reserves to the start of production of these reserves. However, the development time for large and complex projects can exceed five years. During 2013, discoveries and extensions related to new projects added approximately 0.7 GOEB of proved undeveloped reserves. The largest of these additions were related to planned drilling in the United States and Upper Zakum field expansion in Abu Dhabi. Overall, investments of $25.3 billion were made by the Corporation during 2013 to progress the development of reported proved undeveloped reserves, including $22.7 billion for oil and gas producing activities and an additional $2.6 billion for other non-oil and gas producing activities such as the construction of support infrastructure and other related facilities that were undertaken to progress the development of proved undeveloped reserves. These investments represented 66 percent of the $38.2 billion in total reported Upstream capital and exploration expenditures.

Proved undeveloped reserves in Australia, Papua New Guinea, the United States, Kazakhstan, Nigeria, and the Netherlands have remained undeveloped for five years or more primarily due to constraints on the capacity of infrastructure, the pace of co-venturer/government funding, as well as the time required to complete development for very large projects. The Corporation is reasonably certain that these proved reserves will be produced; however, the timing and amount recovered can be affected by a number of factors including completion of development projects, reservoir performance, regulatory approvals, and significant changes in long-term oil and gas price levels. Of the proved undeveloped reserves that have been reported for five or more years, 91 percent are contained in the aforementioned countries.  The largest of these is related to LNG/Gas projects in Australia and Papua New Guinea, where construction of the initial development is under way. In Kazakhstan, the proved undeveloped reserves are related to the remainder of the initial development of the offshore Kashagan field which is included in the North Caspian Production Sharing Agreement and the Tengizchevroil joint venture which includes a production license in the Tengiz – Korolev field complex. The Tengizchevroil joint venture is producing, and proved undeveloped reserves will continue to move to proved developed as approved development phases progress. In the Netherlands, the Groningen gas field has proved undeveloped reserves reported that are related to installation of future stages of compression. These reserves will move to proved developed when the additional stages of compression are installed to maintain field delivery pressure.

3. Oil and Gas Production, Production Prices and Production Costs

A. Oil and Gas Production

The table below summarizes production by final product sold and by geographic area for the last three years.

	2013		2012		2011
	(thousands of barrels daily)
Crude oil and natural gas liquids production	Crude Oil	NGL	Crude Oil	NGL	Crude Oil	NGL
Consolidated Subsidiaries
United States	283	85	274	81	280	77
Canada/South America (1)	57	10	49	10	53	12
Europe	157	27	170	33	219	46
Africa	451	18	472	15	491	17
Asia	313	30	319	43	329	54
Australia/Oceania	29	19	32	18	34	17
Total Consolidated Subsidiaries	1,290	189	1,316	200	1,406	223

Equity Companies
United States	61	2	61	2	65	1
Europe	6	-	4	-	5	-
Asia	373	68	345	65	358	67
Total Equity Companies	440	70	410	67	428	68

Total crude oil and natural gas liquids production	1,730	259	1,726	267	1,834	291

Bitumen production
Consolidated Subsidiaries
Canada/South America	148		123		120

Synthetic oil production
Consolidated Subsidiaries
Canada/South America	65		69		67

Total liquids production	2,202		2,185		2,312

	(millions of cubic feet daily)
Natural gas production available for sale
Consolidated Subsidiaries
United States	3,530		3,819		3,917
Canada/South America (1)	354		362		412
Europe	1,294		1,446		1,701
Africa	6		17		7
Asia	1,180		1,445		1,879
Australia/Oceania	351		363		331
Total Consolidated Subsidiaries	6,715		7,452		8,247

Equity Companies
United States	15		3		-
Europe	1,957		1,774		1,747
Asia	3,149		3,093		3,168
Total Equity Companies	5,121		4,870		4,915
Total natural gas production available for sale	11,836		12,322		13,162

	(thousands of oil-equivalent barrels daily)
Oil-equivalent production	4,175		4,239		4,506

(1)   South America includes liquids production for 2012 and 2011 of one thousand barrels daily for each year and natural gas production available for sale for 2013, 2012 and 2011 of 28 million, 38 million, and 45 million cubic feet daily, respectively.

B. Production Prices and Production Costs

The table below summarizes average production prices and average production costs by geographic area and by product type for the last three years.

	United	Canada/				Australia/
	States	S. America	Europe	Africa	Asia	Oceania	Total
During 2013	(dollars per unit)
Consolidated Subsidiaries
Average production prices
Crude oil, per barrel	93.56	98.91	106.75	108.73	106.18	107.92	104.13
NGL, per barrel	44.30	44.96	65.36	75.24	40.83	59.55	51.12
Natural gas, per thousand cubic feet	2.99	2.80	10.07	2.79	4.10	4.20	4.60
Bitumen, per barrel	-	59.63	-	-	-	-	59.63
Synthetic oil, per barrel	-	93.96	-	-	-	-	93.96
Average production costs, per oil-equivalent barrel - total	12.02	32.02	19.57	13.95	8.95	16.81	15.42
Average production costs, per barrel - bitumen	-	34.30	-	-	-	-	34.30
Average production costs, per barrel - synthetic oil	-	50.94	-	-	-	-	50.94

Equity Companies
Average production prices
Crude oil, per barrel	102.24	-	99.26	-	103.96	-	103.66
NGL, per barrel	42.02	-	-	-	70.90	-	69.96
Natural gas, per thousand cubic feet	4.37	-	9.28	-	10.19	-	9.82
Average production costs, per oil-equivalent barrel - total	22.77	-	3.79	-	1.87	-	3.36

Total
Average production prices
Crude oil, per barrel	95.11	98.91	106.49	108.73	104.98	107.92	104.01
NGL, per barrel	44.24	44.96	65.36	75.24	61.64	59.55	56.26
Natural gas, per thousand cubic feet	3.00	2.80	9.59	2.79	8.53	4.20	6.86
Bitumen, per barrel	-	59.63	-	-	-	-	59.63
Synthetic oil, per barrel	-	93.96	-	-	-	-	93.96
Average production costs, per oil-equivalent barrel - total	12.72	32.02	12.42	13.95	4.41	16.81	11.48
Average production costs, per barrel - bitumen	-	34.30	-	-	-	-	34.30
Average production costs, per barrel - synthetic oil	-	50.94	-	-	-	-	50.94

During 2012
Consolidated Subsidiaries
Average production prices
Crude oil, per barrel	94.71	98.67	110.91	111.19	109.95	112.12	107.05
NGL, per barrel	50.32	57.84	68.08	76.63	43.65	56.85	54.71
Natural gas, per thousand cubic feet	2.15	1.98	8.92	2.77	3.91	4.39	3.90
Bitumen, per barrel	-	58.91	-	-	-	-	58.91
Synthetic oil, per barrel	-	92.77	-	-	-	-	92.77
Average production costs, per oil-equivalent barrel - total	11.14	26.94	15.06	13.35	7.27	12.11	13.02
Average production costs, per barrel - bitumen	-	23.71	-	-	-	-	23.71
Average production costs, per barrel - synthetic oil	-	47.45	-	-	-	-	47.45

Equity Companies
Average production prices
Crude oil, per barrel	105.02	-	104.59	-	106.59	-	106.33
NGL, per barrel	58.38	-	-	-	75.24	-	74.87
Natural gas, per thousand cubic feet	3.22	-	9.66	-	9.38	-	9.48
Average production costs, per oil-equivalent barrel - total	20.15	-	3.36	-	1.43	-	2.80

Total
Average production prices
Crude oil, per barrel	96.60	98.67	110.74	111.19	108.22	112.12	106.88
NGL, per barrel	50.46	57.84	68.08	76.63	62.61	56.85	59.74
Natural gas, per thousand cubic feet	2.15	1.98	9.33	2.77	7.64	4.39	6.11
Bitumen, per barrel	-	58.91	-	-	-	-	58.91
Synthetic oil, per barrel	-	92.77	-	-	-	-	92.77
Average production costs, per oil-equivalent barrel - total	11.68	26.94	10.34	13.35	3.74	12.11	9.91
Average production costs, per barrel - bitumen	-	23.71	-	-	-	-	23.71
Average production costs, per barrel - synthetic oil	-	47.45	-	-	-	-	47.45

	United	Canada/				Australia/
	States	S. America	Europe	Africa	Asia	Oceania	Total
During 2011	(dollars per unit)
Consolidated Subsidiaries
Average production prices
Crude oil, per barrel	98.33	104.59	109.48	110.84	107.64	115.55	107.25
NGL, per barrel	62.48	65.71	66.80	78.20	44.16	59.44	60.15
Natural gas, per thousand cubic feet	3.45	3.29	9.32	2.83	3.37	3.98	4.65
Bitumen, per barrel	-	64.65	-	-	-	-	64.65
Synthetic oil, per barrel	-	102.80	-	-	-	-	102.80
Average production costs, per oil-equivalent barrel - total	11.14	23.58	13.58	14.04	6.58	12.85	12.33
Average production costs, per barrel - bitumen	-	19.80	-	-	-	-	19.80
Average production costs, per barrel - synthetic oil	-	47.68	-	-	-	-	47.68

Equity Companies
Average production prices
Crude oil, per barrel	105.00	-	103.23	-	105.87	-	105.71
NGL, per barrel	77.84	-	-	-	69.65	-	69.82
Natural gas, per thousand cubic feet	5.08	-	8.61	-	7.78	-	8.08
Average production costs, per oil-equivalent barrel - total	19.96	-	2.92	-	1.09	-	2.45

Total
Average production prices
Crude oil, per barrel	99.57	104.59	109.33	110.84	106.72	115.55	106.89
NGL, per barrel	62.75	65.71	66.80	78.20	58.33	59.44	62.42
Natural gas, per thousand cubic feet	3.45	3.29	8.96	2.83	6.14	3.98	5.93
Bitumen, per barrel	-	64.65	-	-	-	-	64.65
Synthetic oil, per barrel	-	102.80	-	-	-	-	102.80
Average production costs, per oil-equivalent barrel - total	11.68	23.58	9.85	14.04	3.41	12.85	9.45
Average production costs, per barrel - bitumen	-	19.80	-	-	-	-	19.80
Average production costs, per barrel - synthetic oil	-	47.68	-	-	-	-	47.68

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

4. Drilling and Other Exploratory and Development Activities

A. Number of Net Productive and Dry Wells Drilled

	2013	2012	2011

Net Productive Exploratory Wells Drilled
Consolidated Subsidiaries
United States	8	7	12
Canada/South America	4	2	6
Europe	-	1	1
Africa	2	2	1
Asia	-	1	2
Australia/Oceania	-	2	1
Total Consolidated Subsidiaries	14	15	23

Equity Companies
United States	-	-	1
Europe	1	1	1
Asia	1	-	-
Total Equity Companies	2	1	2
Total productive exploratory wells drilled	16	16	25

Net Dry Exploratory Wells Drilled
Consolidated Subsidiaries
United States	2	2	2
Canada/South America	4	-	-
Europe	1	2	4
Africa	-	-	-
Asia	-	2	5
Australia/Oceania	-	1	-
Total Consolidated Subsidiaries	7	7	11

Equity Companies
United States	1	-	-
Europe	-	1	-
Asia	-	-	-
Total Equity Companies	1	1	-
Total dry exploratory wells drilled	8	8	11

	2013	2012	2011

Net Productive Development Wells Drilled
Consolidated Subsidiaries
United States	755	867	1,069
Canada/South America	201	73	154
Europe	13	10	7
Africa	33	39	44
Asia	30	28	30
Australia/Oceania	3	-	-
Total Consolidated Subsidiaries	1,035	1,017	1,304

Equity Companies
United States	328	282	236
Europe	2	4	10
Asia	8	7	4
Total Equity Companies	338	293	250
Total productive development wells drilled	1,373	1,310	1,554

Net Dry Development Wells Drilled
Consolidated Subsidiaries
United States	5	5	14
Canada/South America	-	-	-
Europe	2	1	1
Africa	-	-	-
Asia	-	2	1
Australia/Oceania	-	-	-
Total Consolidated Subsidiaries	7	8	16

Equity Companies
United States	-	-	-
Europe	1	-	-
Asia	-	-	-
Total Equity Companies	1	-	-
Total dry development wells drilled	8	8	16

Total number of net wells drilled	1,405	1,342	1,606

B. Exploratory and Development Activities Regarding Oil and Gas Resources Extracted by Mining Technologies

Syncrude Operations. Syncrude is a joint venture established to recover shallow deposits of oil sands using open-pit mining methods to extract the crude bitumen, and then upgrade it to produce a high-quality, light (32 degrees API), sweet, synthetic crude oil. Imperial Oil Limited is the owner of a 25 percent interest in the joint venture. Exxon Mobil Corporation has a 69.6 percent interest in Imperial Oil Limited. In 2013, the company’s share of net production of synthetic crude oil was about 65 thousand barrels per day and share of net acreage was about 63 thousand acres in the Athabasca oil sands deposit.

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

The Kearl project is located approximately 40 miles north of Fort McMurray, Alberta, Canada. Bitumen is extracted from oil sands produced from open-pit mining operations, and processed through a bitumen extraction and froth treatment train. The product, a blend of bitumen and diluent, is shipped to our refineries and to other third parties. Diluent is natural gas condensate or other light hydrocarbons added to the crude bitumen to facilitate transportation by pipeline. Production from the initial development began in April 2013 and production ramp-up continued throughout the remainder of the year. During 2013, average net production at Kearl was 21 thousand barrels per day. The Kearl Expansion project was 72 percent complete at the end of 2013.

5. Present Activities

A. Wells Drilling

	Year-End 2013		Year-End 2012
	Gross	Net	Gross	Net
Wells Drilling
Consolidated Subsidiaries
United States	1,199	480	1,099	503
Canada/South America	107	95	138	118
Europe	29	10	26	10
Africa	38	11	33	10
Asia	112	32	108	61
Australia/Oceania	18	5	23	6
Total Consolidated Subsidiaries	1,503	633	1,427	708

Equity Companies
United States	9	4	17	4
Europe	8	3	9	3
Asia	11	1	19	2
Total Equity Companies	28	8	45	9
Total gross and net wells drilling	1,531	641	1,472	717

B. Review of Principal Ongoing Activities

UNITED STATES

ExxonMobil’s year-end 2013 acreage holdings totaled 15.1 million net acres, of which 2.0 million net acres were offshore. ExxonMobil was active in areas onshore and offshore in the lower 48 states and in Alaska.

During 2013, 1080.3 net exploration and development wells were completed in the inland lower 48 states. Development activities focused on the Bakken oil play in North Dakota and Montana, the San Joaquin Basin of California, the Woodford and Caney Shales in the Ardmore, Marietta and Arkoma basins of Oklahoma, the Permian Basin of West Texas and New Mexico, the Marcellus Shale of Pennsylvania and West Virginia, the Haynesville Shale of Texas and Louisiana, the Barnett Shale of North Texas, and the Fayetteville Shale of Arkansas.

ExxonMobil’s net acreage in the Gulf of Mexico at year-end 2013 was 1.9 million acres. A total of 2.5 net exploration and development wells were completed during the year. Development activities continued on the deepwater Hadrian South project and the non-operated Lucius project. The Heidelberg and Julia Phase 1 projects were funded in 2013.

Participation in Alaska production and development continued with a total of 17.1 net development wells completed. Development activities continued on the Point Thomson project.

CANADA / SOUTH AMERICA

Canada

Oil and Gas Operations: ExxonMobil's year-end 2013 acreage holdings totaled 5.6 million net acres, of which 1.0 million net acres were offshore. A total of 86.2 net exploration and development wells were completed during the year. Celtic Exploration Ltd. was acquired in 2013.

In Situ Bitumen Operations: ExxonMobil's year-end 2013 in situ bitumen acreage holdings totaled 0.7 million net onshore acres. A total of 120.0 net development wells were completed during the year.  In 2013, ExxonMobil acquired an interest in the Clyden oil sands lease.

Argentina

ExxonMobil’s net acreage totaled 0.9 million onshore acres at year-end 2013, and there were 2.0 net exploration and development wells completed during the year.

Venezuela

ExxonMobil’s acreage holdings and assets were expropriated in 2007. Refer to the relevant portion of “Note 16: Litigation and Other Contingencies” of the Financial Section of this report for additional information.

EUROPE

Germany

A total of 4.9 million net onshore acres and 0.1 million net offshore acres were held by ExxonMobil at year-end 2013, with 5.3 net exploration and development wells completed during the year.

Netherlands

ExxonMobil’s net interest in licenses totaled approximately 1.5 million acres at year-end 2013, of which 1.2 million acres are onshore. A total of 4.2 net exploration and development wells were completed during the year.

Norway

ExxonMobil's net interest in licenses at year-end 2013 totaled approximately 0.7 million acres, all offshore. A total of 7.5 net exploration and development wells were completed in 2013.

United Kingdom

ExxonMobil’s net interest in licenses at year-end 2013 totaled approximately 0.4 million acres, all offshore. A total of 2.7 net development wells were completed during the year.

AFRICA

Angola

ExxonMobil’s year-end 2013 acreage holdings totaled 0.4 million net offshore acres and 3.4 net development wells were completed during the year. On Block 15, project activities are under way at Kizomba Satellites Phase 2. On the non-operated Block 17, work continued on the Cravo-Lirio-Orquidea-Violeta project.

Chad

ExxonMobil’s net year-end 2013 acreage holdings consisted of 46 thousand onshore acres, with 22.0 net development wells completed during the year.

Equatorial Guinea

ExxonMobil’s acreage totaled 0.1 million net offshore acres at year-end 2013.

Nigeria

ExxonMobil’s net acreage totaled 0.9 million offshore acres at year-end 2013, with 8.2 net exploration and development wells completed during the year. In 2013, ExxonMobil continued development drilling on the Satellite Field Development Phase 1 and the deepwater Usan projects. The Erha North Phase 2 deepwater project was funded in 2013.

ASIA

Azerbaijan

At year-end 2013, ExxonMobil’s net acreage totaled 9 thousand offshore acres. A total of 0.7 net development wells were completed during the year. Work continued on the Chirag Oil project.

Indonesia

At year-end 2013, ExxonMobil had 2.3 million net acres, 1.3 million net acres offshore and 1.0 million net acres onshore. There was 0.4 net exploration well completed during the year.

Iraq

At year-end 2013, ExxonMobil’s onshore acreage was 0.9 million net acres. A total of 23.2 net development wells were completed at the West Qurna Phase I oil field during the year. Field rehabilitation activities continued during 2013, and across the life of this project will include drilling of new wells, working over of existing wells, and optimization and debottlenecking of existing facilities. ExxonMobil sold a partial interest in West Qurna Phase I in 2013. In the Kurdistan Region of Iraq, ExxonMobil initiated a seismic program and exploration drilling in 2013.

Kazakhstan

ExxonMobil’s net acreage totaled 0.1 million acres onshore and 0.2 million acres offshore at year-end 2013. A total of 1.3 net development wells were completed during 2013. Working with our partners, construction of the initial phase of the Kashagan field continued, and the project started up in 2013.

Malaysia

ExxonMobil has interests in production sharing contracts covering 0.4 million net acres offshore at year-end 2013.  During the year, a total of 5.0 net development wells were completed. Development activities continued on the Tapis and Damar projects and the Telok project started up in 2013.

Qatar

Through our joint ventures with Qatar Petroleum, ExxonMobil’s net acreage totaled 65 thousand acres offshore at year-end 2013. During the year, a total of 0.7 net development wells were completed. ExxonMobil participated in 61.8 million tonnes per year gross liquefied natural gas capacity and 2.0 billion cubic feet per day of flowing gas capacity at year end. Development activities continued on the Barzan project.

Republic of Yemen

ExxonMobil's net acreage in the Republic of Yemen production sharing areas totaled 10 thousand acres onshore at year-end 2013.

Russia

ExxonMobil’s net acreage holdings in Sakhalin at year-end 2013 were 85 thousand acres, all offshore. A total of 0.9 net development wells were completed. Development activities continued on the Arkutun-Dagi project during 2013.

    At year-end 2013, ExxonMobil’s net acreage in the Rosneft joint venture agreements for the Kara and Black Seas was 11.3 million acres, all offshore. ExxonMobil and Rosneft formed a joint venture to evaluate the development of tight-oil reserves in western Siberia in 2013.

Thailand

ExxonMobil’s net onshore acreage in Thailand concessions totaled 21 thousand acres at year-end 2013.

United Arab Emirates

ExxonMobil’s net acreage in the Abu Dhabi offshore Upper Zakum oil concession was 81 thousand acres at year-end 2013. The Upper Zakum 750 project was funded in 2013.

ExxonMobil’s net acreage in the Abu Dhabi onshore oil concession was 0.5 million acres at year-end 2013, of which 0.4 million acres are onshore.  During the year, a total of 6.7 net exploration and development wells were completed. The onshore oil concession expired in January 2014.

AUSTRALIA / OCEANIA

Australia

ExxonMobil’s year-end 2013 acreage holdings totaled 1.7 million net acres, of which 1.6 million net acres were offshore. During the year, a total of 1.9 net exploration and development wells were completed. The Kipper Tuna and Turrum projects started up during 2013.

Project construction activity for the co-venturer operated Gorgon liquefied natural gas (LNG) project progressed in 2013. The project consists of a subsea infrastructure for offshore production and transportation of the gas, and a 15.6 million tonnes per year LNG facility and a 280 million cubic feet per day domestic gas plant located on Barrow Island, Western Australia.

Papua New Guinea

A total of 1.1 million net onshore acres were held by ExxonMobil at year-end 2013, with 1.3 net development wells completed during the year. Work continued on the Papua New Guinea (PNG) LNG project. The project consists of conditioning facilities in the southern PNG Highlands, a 6.9 million tonnes per year LNG facility near Port Moresby and approximately 434 miles of onshore and offshore pipelines.

WORLDWIDE EXPLORATION

At year-end 2013, exploration activities were under way in several areas in which ExxonMobil has no established production operations and thus are not included above.  A total of 29.1 million net acres were held at year-end 2013, and 1.4 net exploration wells were completed during the year in these countries.

6. Delivery Commitments

ExxonMobil sells crude oil and natural gas from its producing operations under a variety of contractual obligations, some of which may specify the delivery of a fixed and determinable quantity for periods longer than one year. ExxonMobil also enters into natural gas sales contracts where the source of the natural gas used to fulfill the contract can be a combination of our own production and the spot market. Worldwide, we are contractually committed to deliver approximately 2,800 billion cubic feet of natural gas for the period from 2014 through 2016. We expect to fulfill the majority of these delivery commitments with production from our proved developed reserves. Any remaining commitments will be fulfilled with production from our proved undeveloped reserves and spot market purchases as necessary.

7. Oil and Gas Properties, Wells, Operations and Acreage

A. Gross and Net Productive Wells

	Year-End 2013				Year-End 2012
	Oil		Gas		Oil		Gas
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Gross and Net Productive Wells
Consolidated Subsidiaries
United States	23,395	8,487	38,392	23,839	22,690	8,155	39,720	24,197
Canada/South America	5,486	4,990	4,478	1,762	5,283	4,825	4,271	1,584
Europe	1,254	352	649	269	1,255	346	622	258
Africa	1,186	472	16	6	1,231	491	11	4
Asia	756	270	207	151	792	370	204	150
Australia/Oceania	661	147	38	19	676	152	40	20
Total Consolidated Subsidiaries	32,738	14,718	43,780	26,046	31,927	14,339	44,868	26,213

Equity Companies
United States	14,362	5,529	4,369	496	12,777	5,286	2,138	120
Europe	49	17	555	173	71	27	585	185
Asia	1,329	143	122	29	1,200	129	121	29
Total Equity Companies	15,740	5,689	5,046	698	14,048	5,442	2,844	334
Total gross and net productive wells	48,478	20,407	48,826	26,744	45,975	19,781	47,712	26,547

There were 37,661 gross and 31,823 net operated wells at year-end 2013 and 37,228 gross and 31,264 net operated wells at year-end 2012. The number of wells with multiple completions was 1,531 gross in 2013 and 1,647 gross in 2012.

Note:  Year-end 2012 well counts for gross and net gas wells in Canada/South America were restated.

B. Gross and Net Developed Acreage

	Year-End 2013		Year-End 2012
	Gross	Net	Gross	Net
	(thousands of acres)
Gross and Net Developed Acreage
Consolidated Subsidiaries
United States	16,504	10,061	16,444	10,164
Canada/South America (1)	4,421	2,041	4,545	1,940
Europe	3,355	1,511	3,382	1,515
Africa	2,105	780	2,105	780
Asia	1,828	557	1,322	525
Australia/Oceania	2,123	758	2,018	719
Total Consolidated Subsidiaries	30,336	15,708	29,816	15,643

Equity Companies
United States	968	241	496	202
Europe	4,341	1,356	4,344	1,357
Asia	5,731	640	5,731	640
Total Equity Companies	11,040	2,237	10,571	2,199
Total gross and net developed acreage	41,376	17,945	40,387	17,842

(1)   Includes developed acreage in South America of 214 gross and 109 net thousands of acres for 2013 and 618 gross and 202 net thousand acres for 2012.

Separate acreage data for oil and gas are not maintained because, in many instances, both are produced from the same acreage.

C. Gross and Net Undeveloped Acreage

	Year-End 2013		Year-End 2012
	Gross	Net	Gross	Net
	(thousands of acres)
Gross and Net Undeveloped Acreage
Consolidated Subsidiaries
United States	7,645	4,722	8,517	5,077
Canada/South America (1)	16,319	9,232	16,669	8,700
Europe	13,461	6,585	35,928	16,123
Africa	20,877	13,446	12,005	7,707
Asia	18,639	13,979	24,346	20,239
Australia/Oceania	7,144	1,991	7,460	1,991
Total Consolidated Subsidiaries	84,085	49,955	104,925	59,837

Equity Companies
United States	363	121	351	108
Europe	-	-	-	-
Asia	34,147	11,352	73	5
Total Equity Companies	34,510	11,473	424	113
Total gross and net undeveloped acreage	118,595	61,428	105,349	59,950

(1)   Includes undeveloped acreage in South America of 8,795 gross and 4,674 net thousands of acres for 2013 and 8,412 gross and 4,484 net thousands of acres for 2012.

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

Equatorial Guinea

Exploration and production activities are governed by production sharing contracts negotiated with the State Ministry of Mines, Industry and Energy. The exploration periods are for 10 to 15 years with limited relinquishments in the absence of commercial discoveries. The production period for crude oil is 30 years, while the production period for gas is 50 years. Under the Hydrocarbons Law enacted in 2006, the exploration terms for new production sharing contracts are four to five years with a maximum of two one-year extensions, unless the Ministry agrees otherwise.

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

Russia

Terms for ExxonMobil’s Sakhalin acreage are fixed by the production sharing agreement (PSA) that became effective in 1996 between the Russian government and the Sakhalin-1 consortium, of which ExxonMobil is the operator. The term of the PSA is 20 years from the Declaration of Commerciality, which would be 2021. The term may be extended thereafter in ten-year increments as specified in the PSA.

Exploration and production activities in the Kara and Black Seas are governed by joint venture agreements concluded with Rosneft in 2013 that cover certain of Rosneft’s offshore licenses. The Kara Sea licenses extend through 2040 and include an exploration period through 2020, development plan submission within eight years of a discovery and development activities within five years of plan approval.  The Black Sea exploration license extends through 2017 and a discovery is the basis for obtaining a license for production.

Thailand

The Petroleum Act of 1971 allows production under ExxonMobil’s concession for 30 years with a ten-year extension at terms generally prevalent at the time.

United Arab Emirates

Exploration and production activities for the major onshore oil fields in the Emirate of Abu Dhabi were governed by a 75-year oil concession agreement executed in 1939, which expired in January 2014. An interest in the development and production activities of the Upper Zakum field, a major offshore field, was acquired effective as of January 2006, for a term expiring March 2026, and in 2013 the governing agreements were extended to 2041.

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

Refining Capacity At Year-End 2013 (1)

		ExxonMobil	ExxonMobil
		Share KBD (2)	Interest %
United States
Torrance	California	150	100
Joliet	Illinois	238	100
Baton Rouge	Louisiana	502	100
Baytown	Texas	561	100
Beaumont	Texas	345	100
Other (2 refineries)		155
Total United States		1,951

Canada
Strathcona	Alberta	189	69.6
Nanticoke	Ontario	113	69.6
Sarnia	Ontario	119	69.6
Total Canada		421

Europe
Antwerp	Belgium	307	100
Fos-sur-Mer	France	133	82.9
Gravenchon	France	236	82.9
Karlsruhe	Germany	78	25
Augusta	Italy	198	100
Trecate	Italy	127	75.5
Rotterdam	Netherlands	191	100
Slagen	Norway	116	100
Fawley	United Kingdom	260	100
Total Europe		1,646

Asia Pacific
Jurong/PAC	Singapore	592	100
Sriracha	Thailand	167	66
Other (7 refineries)		297
Total Asia Pacific		1,056

Other Non-U.S.
Yanbu	Saudi Arabia	200	50
Laffan	Qatar	15	10
Fort-de-France	Martinique	2	14.5
Total Other Non-U.S.		217
Total Worldwide		5,291

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

The marketing operations sell products and services throughout the world through our Exxon, Esso  and Mobil  brands.

Retail Sites At Year-End 2013

United States
Owned/leased	-
Distributors/resellers	9,196
Total United States	9,196

Canada
Owned/leased	472
Distributors/resellers	1,259
Total Canada	1,731

Europe
Owned/leased	3,445
Distributors/resellers	2,812
Total Europe	6,257

Asia Pacific
Owned/leased	666
Distributors/resellers	313
Total Asia Pacific	979

Latin America
Owned/leased	53
Distributors/resellers	705
Total Latin America	758

Middle East/Africa
Owned/leased	436
Distributors/resellers	197
Total Middle East/Africa	633

Worldwide
Owned/leased	5,072
Distributors/resellers	14,482
Total Worldwide	19,554

Information with regard to the Chemical segment follows:

ExxonMobil’s Chemical segment manufactures and sells petrochemicals. The Chemical business supplies olefins, polyolefins, aromatics, and a wide variety of other petrochemicals.

Chemical Complex Capacity At Year-End 2013 (1)(2)

						ExxonMobil
		Ethylene	Polyethylene	Polypropylene	Paraxylene	Interest %
North America
Baton Rouge	Louisiana	1.0	1.3	0.4	-	100
Baytown	Texas	2.2	-	0.7	0.6	100
Beaumont	Texas	0.9	1.0	-	0.3	100
Mont Belvieu	Texas	-	1.0	-	-	100
Sarnia	Ontario	0.3	0.5	-	-	69.6
Total North America		4.4	3.8	1.1	0.9

Europe
Antwerp	Belgium	-	0.4	-	-	100
Fife	United Kingdom	0.4	-	-	-	50
Meerhout	Belgium	-	0.5	-	-	100
Gravenchon	France	0.4	0.4	0.3	-	100
Rotterdam	Netherlands	-	-	-	0.7	100
Total Europe		0.8	1.3	0.3	0.7

Middle East
Al Jubail	Saudi Arabia	0.6	0.7	-	-	50
Yanbu	Saudi Arabia	1.0	0.7	0.2	-	50
Total Middle East		1.6	1.4	0.2	-

Asia Pacific
Fujian	China	0.2	0.2	0.1	0.2	25
Kawasaki	Japan	0.1	-	-	-	22
Singapore	Singapore	1.9	1.9	0.9	0.9	100
Sriracha	Thailand	-	-	-	0.5	66
Total Asia Pacific		2.2	2.1	1.0	1.6

All Other		-	-	-	0.2
Total Worldwide		9.0	8.6	2.6	3.4

(1)   Capacity for ethylene, polyethylene, polypropylene and paraxylene in millions of metric tons per year.

(2)   Capacity reflects 100 percent for operations of ExxonMobil and majority-owned subsidiaries. For companies owned 50 percent or less, capacity is ExxonMobil’s interest.

Item 3.       Legal Proceedings

In November 2013, the Texas Commission on Environmental Quality (TCEQ) contacted Exxon Mobil Corporation (the “Corporation”) concerning alleged violations of the Texas Clean Air Act, implementing regulations and the applicable new source review permit in connection with exceedances of volatile organic compound emissions from Tank 22 at the Corporation’s King Ranch Gas Plant.  TCEQ is seeking a civil penalty in excess of $100,000 along with certain corrective action.  The Corporation is working with TCEQ to resolve the matter.

Regarding the June 27, 2013, Administrative Consent Agreement between the North Dakota Department of Health (NDDOH) and XTO Energy Inc. (XTO) resolving the air enforcement matter previously reported in the Corporation’s Forms 10-Q for the first and second quarters of 2013, pursuant to the terms of the Administrative Consent Agreement, during the fourth quarter of 2013, XTO provided the NDDOH with an updated list of well sites on newly acquired assets with air emission control issues. On November 12, 2013, XTO paid an additional penalty assessment of $183,400 with respect to those sites.

Regarding the criminal charges filed against XTO by the Pennsylvania Attorney General’s Office pertaining to XTO’s Marquardt Well Site in Penn Township, Pennsylvania, reported most recently in the Corporation’s Form 10-Q for the third quarter of 2013, on January 2, 2014, a Pennsylvania state magistrate ruled that the Attorney General’s Office had presented sufficient evidence for the charges to proceed to trial in the Pennsylvania Court of Common Pleas.  At the trial, XTO will have an opportunity to present its full defense to the charges, which it believes are unwarranted.

Regarding the settlement of matters between the Louisiana Department of Environmental Quality (LDEQ) and ExxonMobil Refining and Supply Company and ExxonMobil Chemical Company, both divisions of the Corporation, involving ExxonMobil facilities in Baton Rouge, Louisiana, last reported in the Corporation’s Form 10-Q for the third quarter of 2013, during the fourth quarter of 2013, the public comment period on the proposed settlement ended, and the Louisiana Attorney General issued his concurrence with regard to the settlement terms. The parties executed the final documents in January 2014, thereby resolving the matters covered by the settlement. The settlement terms include payment of a $300,000 penalty, an agreement to complete certain on-site improvement projects valued at $1,000,000, Beneficial Environmental Projects valued at $1,029,000 and a Stipulated Penalty Agreement to address any future environmental non-compliance.

On December 11, 2013,  the TCEQ Commissioner’s Court accepted and signed the Agreed Order settling the enforcement action, including a penalty of $126,250, concerning emission events at ExxonMobil Oil Corporation’s (EMOC) Beaumont Refinery previously reported in the Corporation’s Forms 10-Q for the first and third quarters of 2013.

Regarding the complaint against EMOC filed by the Attorney General for the State of New York alleging contamination of soil and groundwater at a former Mobil petroleum terminal at Lighthouse Point in Ogdensburg, New York, previously reported in the Corporation’s Form 10-Q for the third quarter of 2011, the parties reached a settlement agreement that was entered into the court record on November 14, 2013. On December 16, 2013, the parties signed the agreement, and EMOC made a payment to the State of $8.05 million, pursuant to the agreement’s terms.

Refer to the relevant portions of “Note 16: Litigation and Other Contingencies” of the Financial Section of this report for additional information on legal proceedings.

Item 4.       MINE SAFETY DISCLOSURES

Not applicable.

_______________________

Executive Officers of the Registrant [pursuant to Instruction 3 to Regulation S-K, Item 401(b)]

Rex W. Tillerson	Chairman of the Board

Held current title since:	January 1, 2006	Age: 61

Mr. Rex W. Tillerson became a Director and President of Exxon Mobil Corporation on March 1, 2004. He became Chairman of the Board and Chief Executive Officer on January 1, 2006. He still holds these positions as of this filing date.

Mark W. Albers	Senior Vice President

Held current title since:	April 1, 2007	Age: 57
Mr. Mark W. Albers became Senior Vice President of Exxon Mobil Corporation on April 1, 2007, a position he still holds as of this filing date.

Michael J. Dolan	Senior Vice President

Held current title since:	April 1, 2008	Age: 60
Mr. Michael J. Dolan became Senior Vice President of Exxon Mobil Corporation on April 1, 2008, a position he still holds as of this filing date.

Andrew P. Swiger	Senior Vice President

Held current title since:	April 1, 2009	Age: 57

Mr. Andrew P. Swiger was President of ExxonMobil Gas & Power Marketing Company and Vice President of Exxon Mobil Corporation October 1, 2006 – March 31, 2009. He became Senior Vice President of Exxon Mobil Corporation on April 1, 2009, a position he still holds as of this filing date.

S. Jack Balagia	Vice President and General Counsel

Held current title since:	March 1, 2010	Age: 62

Mr. S. Jack Balagia was Assistant General Counsel of Exxon Mobil Corporation April 1, 2004 – March 1, 2010. He became Vice President and General Counsel of Exxon Mobil Corporation on March 1, 2010, positions he still holds as of this filing date.

Randy J. Cleveland	President, XTO Energy Inc., a subsidiary of the Corporation

Held current title since:	June 1, 2013	Age: 52

Mr. Randy J. Cleveland was Production Manager, U.S. Production, ExxonMobil Production Company April 1, 2006 – April 30, 2009.  He was Planning & Commercial Manager, ExxonMobil Production Company May 1, 2009 – June 24, 2010.  He was Vice President, XTO Integration, XTO Energy Inc. June 25, 2010 – January 31, 2012.  He was Executive Vice President, XTO Energy Inc. February 1, 2012 – May 31, 2013.  He became President of XTO Energy Inc. on June 1, 2013, a position he still holds as of this filing date.

William M. Colton	Vice President – Corporate Strategic Planning

Held current title since:	February 1, 2009	Age: 60

Mr. William M. Colton was Assistant Treasurer of Exxon Mobil Corporation January 25, 2006 – January 31, 2009. He became Vice President – Corporate Strategic Planning of Exxon Mobil Corporation on February 1, 2009, a position he still holds as of this filing date.

Michael G. Cousins	Vice President

Held current title since:	March 1, 2013	Age: 53

Mr. Michael G. Cousins was Planning Manager, ExxonMobil Exploration Company April 1, 2008 – May 31, 2009.  He was Vice President, Asia Pacific/Middle East, ExxonMobil Exploration Company June 1, 2009 – March 31, 2012.  He was Executive Assistant to the Chairman, Exxon Mobil Corporation April 1, 2012 – February 28, 2013.  He became President of ExxonMobil Upstream Ventures and Vice President of Exxon Mobil Corporation on March 1, 2013, positions he still holds as of this filing date.

Neil W. Duffin	President, ExxonMobil Development Company

Held current title since:	April 13, 2007	Age: 57
Mr. Neil W. Duffin became President of ExxonMobil Development Company on April 13, 2007, a position he still holds as of this filing date.

Robert S. Franklin	Vice President

Held current title since:	May 1, 2009	Age: 56

Mr. Robert S. Franklin was Vice President, Europe/Russia/Caspian of ExxonMobil Production Company April 1, 2008 – May 1, 2009. He was Vice President of Exxon Mobil Corporation and President, ExxonMobil Upstream Ventures May 1, 2009 – February 28, 2013.  He became President of ExxonMobil Gas & Power Marketing Company and Vice President of Exxon Mobil Corporation on March 1, 2013, positions he still holds as of this filing date.

Stephen M. Greenlee	Vice President

Held current title since:	September 1, 2010	Age: 56

Mr. Stephen M. Greenlee was Vice President of ExxonMobil Exploration Company June 1, 2004 – June 1, 2009. He was President of ExxonMobil Upstream Research Company June 1, 2009 – August 31, 2010. He became President of ExxonMobil Exploration Company and Vice President of Exxon Mobil Corporation on September 1, 2010, positions he still holds as of this filing date.

Alan J. Kelly	Vice President

Held current title since:	December 1, 2007	Age: 56

Mr. Alan J. Kelly became President of ExxonMobil Lubricants & Petroleum Specialties Company and Vice President of Exxon Mobil Corporation on December 1, 2007. On February 1, 2012, the businesses of ExxonMobil Lubricants & Petroleum Specialties Company and ExxonMobil Fuels Marketing Company were consolidated and Mr. Kelly became President of the combined ExxonMobil Fuels, Lubricants & Specialties Marketing Company and Vice President of Exxon Mobil Corporation, positions he still holds as of this filing date.

Patrick T. Mulva	Vice President and Controller

Held current title since:	February 1, 2002 (Vice President) July 1, 2004 (Controller)	Age: 62
Mr. Patrick T. Mulva became Vice President of Exxon Mobil Corporation on February 1, 2002 and Controller of Exxon Mobil Corporation on July 1, 2004, positions he still holds as of this filing date.

Stephen D. Pryor	Vice President

Held current title since:	December 1, 2004	Age: 64

Mr. Stephen D. Pryor became Vice President of Exxon Mobil Corporation on December 1, 2004 and President of ExxonMobil Chemical Company on April 1, 2008, positions he still holds as of this filing date.

David S. Rosenthal	Vice President - Investor Relations and Secretary

Held current title since:	October 1, 2008	Age: 57
Mr. David S. Rosenthal became Vice President – Investor Relations and Secretary of Exxon Mobil Corporation on October 1, 2008, positions he still holds as of this filing date.

Robert N. Schleckser	Vice President and Treasurer

Held current title since:	May 1, 2011	Age: 57

Mr. Robert N. Schleckser was Downstream Treasurer, Downstream Business Services May 1, 2005 – January 31, 2009. He was Assistant Treasurer of Exxon Mobil Corporation February 1, 2009 – April 30, 2011. He became Vice President and Treasurer of Exxon Mobil Corporation on May 1, 2011, positions he still holds as of this filing date.

James M. Spellings, Jr.	Vice President and General Tax Counsel

Held current title since:	March 1, 2010	Age: 52

Mr. James M. Spellings, Jr. was Associate General Tax Counsel of Exxon Mobil Corporation April 1, 2007 – March 1, 2010. He became Vice President and General Tax Counsel of Exxon Mobil Corporation on March 1, 2010, positions he still holds as of this filing date.

Thomas R. Walters	Vice President

Held current title since:	April 1, 2009	Age: 59

Mr. Thomas R. Walters was Executive Vice President of ExxonMobil Development Company April 13, 2007 – April 1, 2009. He was President of ExxonMobil Gas & Power Marketing Company and Vice President of Exxon Mobil Corporation April 1, 2009 – February 28, 2013.  He became President of ExxonMobil Production Company and Vice President of Exxon Mobil Corporation on March 1, 2013, positions he still holds as of this filing date.

Darren W. Woods	Vice President

Held current title since:	August 1, 2012	Age: 49

Mr. Darren W. Woods was Director, Refining Europe/Africa/Middle East, ExxonMobil Refining & Supply Company     February 1, 2008 – June 30, 2010. He was Vice President, Supply & Transportation, ExxonMobil Refining & Supply Company July 1, 2010 – July 31, 2012.  He became President of ExxonMobil Refining & Supply Company and Vice President of Exxon Mobil Corporation on August 1, 2012, positions he still holds as of this filing date.

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

Issuer Purchases of Equity Securities for Quarter Ended December 31, 2013
			Total Number of
			Shares
			Purchased as	Maximum Number
			Part of Publicly	of Shares that May
	Total Number of	Average Price	Announced	Yet Be Purchased
	Shares	Paid per	Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
October 2013	12,589,049	87.12	12,589,049
November 2013	13,152,312	93.69	13,152,312
December 2013	10,025,720	97.08	10,025,720
Total	35,767,081	92.33	35,767,081	(See note 1)

Note 1 - On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding. The announcement did not specify an amount or expiration date. The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases. In its most recent earnings release dated January 30, 2014, the Corporation stated that first quarter 2014 share purchases are continuing at a pace consistent with fourth quarter 2013 share reduction spending of $3 billion. Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

Item 6.       Selected Financial Data

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(millions of dollars, except per share amounts)

Sales and other operating revenue (1)	420,836	451,509	467,029	370,125	301,500
(1) Sales-based taxes included	30,589	32,409	33,503	28,547	25,936
Net income attributable to ExxonMobil	32,580	44,880	41,060	30,460	19,280
Earnings per common share	7.37	9.70	8.43	6.24	3.99
Earnings per common share - assuming dilution	7.37	9.70	8.42	6.22	3.98
Cash dividends per common share	2.46	2.18	1.85	1.74	1.66
Total assets	346,808	333,795	331,052	302,510	233,323
Long-term debt	6,891	7,928	9,322	12,227	7,129

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

Item 8.       Financial Statements and Supplementary Data

Reference is made to the following in the Financial Section of this report:

•

Consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 26, 2014, beginning with the section entitled “Report of Independent Registered Public Accounting Firm” and continuing through “Note 19: Income, Sales-Based and Other Taxes”;

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

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of December 31, 2013. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management, including the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer, is responsible for establishing and maintaining adequate internal control over the Corporation’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Exxon Mobil Corporation’s internal control over financial reporting was effective as of December 31, 2013.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013, as stated in their report included in the Financial Section of this report.

Changes in Internal Control Over Financial Reporting

There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Incorporated by reference to the following from the registrant’s definitive proxy statement for the 2014 annual meeting of shareholders (the “2014 Proxy Statement”):

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

Item 11.     Executive Compensation

Incorporated by reference to the sections entitled “Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation Tables” of the registrant’s 2014 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under Item 403 of Regulation S-K is incorporated by reference to the sections “Director and Executive Officer Stock Ownership” and “Certain Beneficial Owners” of the registrant’s 2014 Proxy Statement.

Equity Compensation Plan Information
	(a)		(b)	(c)
Number of Securities
			Weighted-	Remaining Available
			Average	for Future Issuance
	Number of Securities		Exercise Price	Under Equity
	to be Issued Upon		of Outstanding	Compensation
	Exercise of		Options,	Plans [Excluding
	Outstanding Options,		Warrants and	Securities Reflected
Plan Category	Warrants and Rights		Rights	in Column (a)]

Equity compensation plans approved by security holders	17,358,275	(1)(2)	-	117,260,597	(2)(3)(4)

Equity compensation plans not approved by security holders	-		-	-

Total	17,358,275		-	117,260,597

(1)   The number of restricted stock units to be settled in shares.

(2)   Does not include options that ExxonMobil assumed in the 2010 merger with XTO Energy Inc. At year-end 2013, the number of securities to be issued upon exercise of outstanding options under XTO Energy Inc. plans was 1,505,820, and the weighted-average exercise price of such options was $85.57. No additional awards may be made under those plans.

(3)   Available shares can be granted in the form of restricted stock, options, or other stock-based awards. Includes 116,619,397 shares available for award under the 2003 Incentive Program and 641,200 shares available for award under the 2004 Non-Employee Director Restricted Stock Plan.

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

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the portions entitled “Related Person Transactions and Procedures” and “Director Independence” of the section entitled “Corporate Governance” of the registrant’s 2014 Proxy Statement.

Item 14.     Principal Accounting Fees and Services

Incorporated by reference to the portion entitled “Audit Committee” of the section entitled “Corporate Governance” and the section entitled “Ratification of Independent Auditors” of the registrant’s 2014 Proxy Statement.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)       (1) and (2) Financial Statements:

           See Table of Contents of the Financial Section of this report.

(a)       (3) Exhibits:

           See Index to Exhibits of this report.

FINANCIAL SECTION

TABLE OF CONTENTS
Business Profile	35
Financial Summary	36
Frequently Used Terms	37
Quarterly Information	39
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Functional Earnings	40
Forward-Looking Statements	41
Overview	41
Business Environment and Risk Assessment	41
Review of 2013 and 2012 Results	44
Liquidity and Capital Resources	48
Capital and Exploration Expenditures	53
Taxes	53
Environmental Matters	54
Market Risks, Inflation and Other Uncertainties	54
Critical Accounting Estimates	56
Management’s Report on Internal Control Over Financial Reporting	60
Report of Independent Registered Public Accounting Firm	61
Consolidated Financial Statements
Statement of Income	62
Statement of Comprehensive Income	63
Balance Sheet	64
Statement of Cash Flows	65
Statement of Changes in Equity	66
Notes to Consolidated Financial Statements
1. Summary of Accounting Policies	67
2. Accounting Changes	69
3. Miscellaneous Financial Information	69
4. Other Comprehensive Income Information	70
5. Cash Flow Information	71
6. Additional Working Capital Information	71
7. Equity Company Information	72
8. Investments, Advances and Long-Term Receivables	73
9. Property, Plant and Equipment and Asset Retirement Obligations	74
10. Accounting for Suspended Exploratory Well Costs	75
11. Leased Facilities	77
12. Earnings Per Share	77
13. Financial Instruments and Derivatives	78
14. Long-Term Debt	79
15. Incentive Program	80
16. Litigation and Other Contingencies	81
17. Pension and Other Postretirement Benefits	83
18. Disclosures about Segments and Related Information	91
19. Income, Sales-Based and Other Taxes	94
Supplemental Information on Oil and Gas Exploration and Production Activities	97
Operating Summary	112

BUSINESS PROFILE

					Return on		Capital and
	Earnings After		Average Capital		Average Capital		Exploration
	Income Taxes		Employed		Employed		Expenditures
Financial	2013	2012	2013	2012	2013	2012	2013	2012
	(millions of dollars)				(percent)		(millions of dollars)
Upstream
United States	4,191	3,925	59,898	57,631	7.0	6.8	9,145	11,080
Non-U.S.	22,650	25,970	93,071	81,811	24.3	31.7	29,086	25,004
Total	26,841	29,895	152,969	139,442	17.5	21.4	38,231	36,084
Downstream
United States	2,199	3,575	4,757	4,630	46.2	77.2	951	634
Non-U.S.	1,250	9,615	19,673	19,401	6.4	49.6	1,462	1,628
Total	3,449	13,190	24,430	24,031	14.1	54.9	2,413	2,262
Chemical
United States	2,755	2,220	4,872	4,671	56.5	47.5	963	408
Non-U.S.	1,073	1,678	15,793	15,477	6.8	10.8	869	1,010
Total	3,828	3,898	20,665	20,148	18.5	19.3	1,832	1,418
Corporate and financing	(1,538)	(2,103)	(6,489)	(4,527)	-	-	13	35
Total	32,580	44,880	191,575	179,094	17.2	25.4	42,489	39,799

See Frequently Used Terms for a definition and calculation of capital employed and return on average capital employed.

Operating	2013	2012		2013	2012
	(thousands of barrels daily)			(thousands of barrels daily)
Net liquids production			Refinery throughput
United States	431	418	United States	1,819	1,816
Non-U.S.	1,771	1,767	Non-U.S.	2,766	3,198
Total	2,202	2,185	Total	4,585	5,014

	(millions of cubic feet daily)			(thousands of barrels daily)
Natural gas production available for sale			Petroleum product sales
United States	3,545	3,822	United States	2,609	2,569
Non-U.S.	8,291	8,500	Non-U.S.	3,278	3,605
Total	11,836	12,322	Total	5,887	6,174

	(thousands of oil-equivalent barrels daily)			(thousands of metric tons)
Oil-equivalent production (1)	4,175	4,239	Chemical prime product sales (2)
			United States	9,679	9,381
			Non-U.S.	14,384	14,776
			Total	24,063	24,157

(1)     Gas converted to oil-equivalent at 6 million cubic feet = 1 thousand barrels.

(2)     Prime product sales include ExxonMobil´s share of equity company volumes and finished-product transfers to the Downstream.

FINANCIAL SUMMARY

	2013	2012	2011	2010	2009
	(millions of dollars, except per share amounts)

Sales and other operating revenue (1)	420,836	451,509	467,029	370,125	301,500
Earnings
Upstream	26,841	29,895	34,439	24,097	17,107
Downstream	3,449	13,190	4,459	3,567	1,781
Chemical	3,828	3,898	4,383	4,913	2,309
Corporate and financing	(1,538)	(2,103)	(2,221)	(2,117)	(1,917)
Net income attributable to ExxonMobil	32,580	44,880	41,060	30,460	19,280
Earnings per common share	7.37	9.70	8.43	6.24	3.99
Earnings per common share – assuming dilution	7.37	9.70	8.42	6.22	3.98
Cash dividends per common share	2.46	2.18	1.85	1.74	1.66

Earnings to average ExxonMobil share of equity (percent)	19.2	28.0	27.3	23.7	17.3

Working capital	(12,416)	321	(4,542)	(3,649)	3,174
Ratio of current assets to current liabilities (times)	0.83	1.01	0.94	0.94	1.06

Additions to property, plant and equipment	37,741	35,179	33,638	74,156	22,491
Property, plant and equipment, less allowances	243,650	226,949	214,664	199,548	139,116
Total assets	346,808	333,795	331,052	302,510	233,323

Exploration expenses, including dry holes	1,976	1,840	2,081	2,144	2,021
Research and development costs	1,044	1,042	1,044	1,012	1,050

Long-term debt	6,891	7,928	9,322	12,227	7,129
Total debt	22,699	11,581	17,033	15,014	9,605
Fixed-charge coverage ratio (times)	55.7	62.4	53.4	42.2	25.8
Debt to capital (percent)	11.2	6.3	9.6	9.0	7.7
Net debt to capital (percent) (2)	9.1	1.2	2.6	4.5	(1.0)

ExxonMobil share of equity at year-end	174,003	165,863	154,396	146,839	110,569
ExxonMobil share of equity per common share	40.14	36.84	32.61	29.48	23.39
Weighted average number of common shares
outstanding (millions)	4,419	4,628	4,870	4,885	4,832

Number of regular employees at year-end (thousands) (3)	75.0	76.9	82.1	83.6	80.7

CORS employees not included above (thousands) (4)	9.8	11.1	17.0	20.1	22.0

(1)   Sales and other operating revenue includes sales-based taxes of $30,589 million for 2013, $32,409 million for 2012, $33,503 million for 2011, $28,547 million for 2010 and $25,936 million for 2009.

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

Cash flow from operations and asset sales	2013	2012	2011
	(millions of dollars)

Net cash provided by operating activities	44,914	56,170	55,345
Proceeds associated with sales of subsidiaries, property, plant and equipment,
and sales and returns of investments	2,707	7,655	11,133
Cash flow from operations and asset sales	47,621	63,825	66,478

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

Capital employed	2013	2012	2011
	(millions of dollars)
Business uses: asset and liability perspective
Total assets	346,808	333,795	331,052
Less liabilities and noncontrolling interests share of assets and liabilities
Total current liabilities excluding notes and loans payable	(55,916)	(60,486)	(69,794)
Total long-term liabilities excluding long-term debt	(87,698)	(90,068)	(83,481)
Noncontrolling interests share of assets and liabilities	(8,935)	(6,235)	(7,314)
Add ExxonMobil share of debt-financed equity company net assets	6,109	5,775	4,943
Total capital employed	200,368	182,781	175,406

Total corporate sources: debt and equity perspective
Notes and loans payable	15,808	3,653	7,711
Long-term debt	6,891	7,928	9,322
ExxonMobil share of equity	174,003	165,863	154,396
Less noncontrolling interests share of total debt	(2,443)	(438)	(966)
Add ExxonMobil share of equity company debt	6,109	5,775	4,943
Total capital employed	200,368	182,781	175,406

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

Return on average capital employed	2013	2012	2011
	(millions of dollars)

Net income attributable to ExxonMobil	32,580	44,880	41,060
Financing costs (after tax)
Gross third-party debt	(163)	(401)	(153)
ExxonMobil share of equity companies	(239)	(257)	(219)
All other financing costs – net	83	100	116
Total financing costs	(319)	(558)	(256)
Earnings excluding financing costs	32,899	45,438	41,316

Average capital employed	191,575	179,094	170,721

Return on average capital employed – corporate total	17.2%	25.4%	24.2%

QUARTERLY INFORMATION

	2013					2012
	First	Second	Third	Fourth		First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year	Quarter	Quarter	Quarter	Quarter	Year
Volumes
Production of crude oil	(thousands of barrels daily)
and natural gas liquids,	2,193	2,182	2,199	2,235	2,202	2,214	2,208	2,116	2,203	2,185
synthetic oil and bitumen

Refinery throughput	4,576	4,466	4,847	4,452	4,585	5,330	4,962	4,929	4,837	5,014
Petroleum product sales	5,755	5,765	6,031	5,994	5,887	6,316	6,171	6,105	6,108	6,174

Natural gas production	(millions of cubic feet daily)
available for sale	13,213	11,354	10,914	11,887	11,836	14,036	11,661	11,061	12,541	12,322

	(thousands of oil-equivalent barrels daily)
Oil-equivalent production (1)	4,395	4,074	4,018	4,216	4,175	4,553	4,152	3,960	4,293	4,239

	(thousands of metric tons)
Chemical prime product sales	5,910	5,831	6,245	6,077	24,063	6,337	5,972	5,947	5,901	24,157

Summarized financial data
Sales and other operating	(millions of dollars)
revenue (2)(3)	103,378	103,050	108,390	106,018	420,836	118,961	112,398	110,989	109,161	451,509
Gross profit (4)	30,083	28,689	30,300	29,901	118,973	35,672	32,715	33,209	31,969	133,565
Net income attributable to
ExxonMobil	9,500	6,860	7,870	8,350	32,580	9,450	15,910	9,570	9,950	44,880

Per share data	(dollars per share)
Earnings per common share (5)	2.12	1.55	1.79	1.91	7.37	2.00	3.41	2.09	2.20	9.70
Earnings per common share
– assuming dilution (5)	2.12	1.55	1.79	1.91	7.37	2.00	3.41	2.09	2.20	9.70
Dividends per common share	0.57	0.63	0.63	0.63	2.46	0.47	0.57	0.57	0.57	2.18

Common stock prices
High	91.93	93.50	95.49	101.74	101.74	87.94	87.67	92.57	93.67	93.67
Low	86.59	85.02	85.61	84.79	84.79	83.19	77.13	82.83	84.70	77.13

(1)   Gas converted to oil-equivalent at 6 million cubic feet = 1 thousand barrels.

(2)   Prior periods’ data has been reclassified in certain cases to conform to the 2013 presentation basis.

(3)   Includes amounts for sales-based taxes.

(4)   Gross profit equals sales and other operating revenue less estimated costs associated with products sold.

(5)   Computed using the average number of shares outstanding during each period. The sum of the four quarters may not add to the full year.

The price range of ExxonMobil common stock is as reported on the composite tape of the several U.S. exchanges where ExxonMobil common stock is traded. The principal market where ExxonMobil common stock (XOM) is traded is the New York Stock Exchange, although the stock is traded on other exchanges in and outside the United States.

There were 450,634 registered shareholders of ExxonMobil common stock at December 31, 2013. At January 31, 2014, the registered shareholders of ExxonMobil common stock numbered 449,312.

On January 29, 2014, the Corporation declared a $0.63 dividend per common share, payable March 10, 2014.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUNCTIONAL EARNINGS	2013	2012	2011
	(millions of dollars, except per share amounts)
Earnings (U.S. GAAP)
Upstream
United States	4,191	3,925	5,096
Non-U.S.	22,650	25,970	29,343
Downstream
United States	2,199	3,575	2,268
Non-U.S.	1,250	9,615	2,191
Chemical
United States	2,755	2,220	2,215
Non-U.S.	1,073	1,678	2,168
Corporate and financing	(1,538)	(2,103)	(2,221)
Net income attributable to ExxonMobil (U.S. GAAP)	32,580	44,880	41,060

Earnings per common share	7.37	9.70	8.43
Earnings per common share – assuming dilution	7.37	9.70	8.42

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

BUSINESS ENVIRONMENT AND RISK ASSESSMENT

Long-Term Business Outlook

By 2040, the world’s population is projected to grow to approximately 8.8 billion people, or close to 2 billion more than in 2010. Coincident with this population increase, the Corporation expects worldwide economic growth to average close to 3 percent per year. As economies and populations grow, and as living standards improve for billions of people, the need for energy will continue to rise.  Even with significant efficiency gains, global energy demand is projected to rise by about 35 percent from 2010 to 2040. This demand increase is expected to be concentrated in developing countries (i.e., those that are not member nations of the Organisation for Economic Co-operation and Development).

As expanding prosperity drives global energy demand higher, increasing use of energy-efficient and lower-emission fuels, technologies and practices will continue to help significantly reduce energy consumption and emissions per unit of economic output over time. Substantial efficiency gains are likely in all key aspects of the world’s economy through 2040, affecting energy requirements for transportation, power generation, industrial applications, and residential and commercial needs.

Energy for transportation – including cars, trucks, ships, trains and airplanes – is expected to increase by about 40 percent from 2010 to 2040. The global growth in transportation demand is likely to account for approximately 70 percent of the growth in liquid fuels demand over this period. Nearly all the world’s transportation fleets will continue to run on liquid fuels because they are abundant, widely available, easy to transport, and provide a large quantity of energy in small volumes.

Demand for electricity around the world is likely to increase approximately 90 percent by 2040, led by growth in developing countries. Consistent with this projection, power generation is expected to remain the largest and fastest-growing major segment of global energy demand. Meeting the expected growth in power demand will require a diverse set of energy sources. Natural gas demand is likely to grow most significantly and become the leading source of generated electricity by 2040, reflecting the efficiency of gas-fired power plants.  Today, coal has the largest fuel share in the power sector, but its share is likely to decline significantly by 2040 as policies are gradually adopted to reduce environmental impacts including those related to local air quality and greenhouse gas emissions.  Nuclear power and renewables, led by hydropower and wind, are also expected to grow significantly over the period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquid fuels provide the largest share of global energy supplies today due to their broad-based availability, affordability and ease of transportation, distribution and storage to meet consumer needs. By 2040, global demand for liquid fuels is expected to grow to approximately 112 million barrels of oil‑equivalent per day, an increase of about 25 percent from 2010. This demand will be met by a wide variety of sources. Globally, conventional crude production will likely decline slightly through 2040. However, this decline is expected to be more than offset by rising production from a wide variety of emerging supply sources – including tight oil, deepwater, oil sands, natural gas liquids and biofuels.  The world’s resource base is sufficient to meet projected demand through 2040 as technology advances continue to expand the availability of economic supply options. However, access to resources and timely investments will remain critical to meeting global needs with reliable, affordable supplies.

Natural gas is a versatile fuel, suitable for a wide variety of applications, and is expected to be the fastest growing major fuel source through 2040.  Global demand is expected to rise about 65 percent from 2010 to 2040, with demand likely to increase in all major regions of the world. Helping meet these needs will be significant growth in supplies of unconventional gas – the natural gas found in shale and other rock formations that was once considered uneconomic to produce.  About 65 percent of the growth in natural gas supplies is expected to be from unconventional sources, which will account for about one-third of global gas supplies by 2040.  Growing natural gas demand will also stimulate significant growth in the worldwide liquefied natural gas (LNG) market, which is expected to reach about 15 percent of global gas demand by 2040.

The world’s energy mix is highly diverse and will remain so through 2040. Oil is expected to remain the largest source of energy with its share remaining close to one-third in 2040.  Coal is currently the second largest source of energy, but it is likely to lose that position to natural gas by approximately 2025.  The share of natural gas is expected to exceed 25 percent by 2040, while the share of coal falls to less than 20 percent. Nuclear power is projected to grow significantly, albeit at a slower pace than otherwise expected in the aftermath of the Fukushima incident in Japan following the earthquake and tsunami in March 2011.  Total renewable energy is likely to reach close to 15 percent of total energy by 2040, with biomass, hydro and geothermal contributing a combined share of about 11 percent.  Total energy supplied from wind, solar and biofuels is expected to increase close to 450 percent from 2010 to 2040, reaching a combined share of about 4 percent of world energy.

The Corporation anticipates that the world’s available oil and gas resource base will grow not only from new discoveries, but also from reserve increases in previously discovered fields.  Technology will underpin these increases. The cost to develop and supply these resources will be significant. According to the International Energy Agency, the investment required to meet total oil and gas energy needs worldwide over the period 2012‑2035 will be close to $19 trillion (measured in 2011 dollars) or close to $800 billion per year on average.

International accords and underlying regional and national regulations covering greenhouse gas emissions are evolving with uncertain timing and outcome, making it difficult to predict their business impact.  ExxonMobil includes estimates of potential costs related to possible public policies covering energy-related greenhouse gas emissions in its long-term Outlook for Energy, which is used for assessing the business environment and in its investment evaluations.

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

As future development projects and drilling activities bring new production online, the Corporation expects a shift in the geographic mix of its production volumes between now and 2018. Oil equivalent production from North America is expected to increase over the next five years based on current capital activity plans. Currently, this growth area accounts for 32 percent of the Corporation’s production. By 2018, it is expected to generate about 35 percent of total volumes. The remainder of the Corporation’s production is expected to include contributions from both established operations and new projects around the globe.

In addition to an evolving geographic mix, we expect there will also be continued change in the type of opportunities from which volumes are produced. Production from diverse resource types utilizing specialized technologies such as arctic technology, deepwater drilling and production systems, heavy oil and oil sands recovery processes, unconventional gas and oil production and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LNG is expected to grow from about 45 percent to around 55 percent of the Corporation’s output between now and 2018. We do not anticipate that the expected change in the geographic mix of production volumes, and in the types of opportunities from which volumes will be produced, will have a material impact on the nature and the extent of the risks disclosed in Item 1A. Risk Factors, or result in a material change in our level of unit operating expenses. The Corporation’s overall volume capacity outlook, based on projects coming onstream as anticipated, is for production capacity to grow over the period 2014‑2018. However, actual volumes will vary from year to year due to the timing of individual project start-ups and other capital activities, operational outages, reservoir performance, performance of enhanced oil recovery projects, regulatory changes, asset sales, weather events, price effects under production sharing contracts and other factors described in Item 1A. Risk Factors. Enhanced oil recovery projects extract hydrocarbons from reservoirs in excess of that which may be produced through primary recovery, i.e., through pressure depletion or natural aquifer support. They include the injection of water, gases or chemicals into a reservoir to produce hydrocarbons otherwise unobtainable.

Downstream

ExxonMobil’s Downstream is a large, diversified business with refining, logistics, and marketing complexes around the world. The Corporation has a presence in mature markets in North America and Europe, as well as in the growing Asia Pacific region. ExxonMobil’s fundamental Downstream business strategies position the company to deliver long-term growth in shareholder value that is superior to competition across a range of market conditions. These strategies include maintaining best‑in‑class operations in all aspects of the business, maximizing value from leading-edge technologies, capitalizing on integration across ExxonMobil businesses, selectively investing for resilient, advantaged returns, leading the industry in efficiency and effectiveness, and providing quality, valued products and services to customers.

ExxonMobil has an ownership interest in 31 refineries, located in 17 countries, with distillation capacity of 5.3 million barrels per day and lubricant basestock manufacturing capacity of 126 thousand barrels per day. ExxonMobil’s fuels and lubes marketing businesses have significant global reach, with multiple channels to market serving a diverse customer base.  Our portfolio of world-renowned brands includes Exxon, Mobil, Esso  and Mobil 1.

The downstream industry environment remains challenging.  Demand weakness and overcapacity in the refining sector will continue to put pressure on margins.  In the near term, we see variability in refining margins, with some regions seeing stronger margins as refineries rationalize. In North America, lower raw material and energy cost driven by increasing crude oil and natural gas production has strengthened refining margins in several areas.

Refining margins are largely driven by differences in commodity prices and are a function of the difference between what a refinery pays for its raw materials (primarily crude oil) and the market prices for the range of products produced (primarily gasoline, heating oil, diesel oil, jet fuel and fuel oil). Crude oil and many products are widely traded with published prices, including those quoted on multiple exchanges around the world (e.g., New York Mercantile Exchange and Intercontinental Exchange). Prices for these commodities are determined by the global marketplace and are influenced by many factors, including global and regional supply/demand balances, inventory levels, industry refinery operations, import/export balances, currency fluctuations, seasonal demand, weather and political climate.

ExxonMobil’s long‑term outlook is that industry refining margins will remain weak as competition remains intense and, in the near term, new capacity additions outpace the growth in global demand. Additionally, as described in more detail in Item 1A. Risk Factors, proposed carbon policy and other climate-related regulations in many countries, as well as the continued growth in biofuels mandates, could have negative impacts on the refining business.  ExxonMobil’s integration across the value chain, from refining to marketing, enhances overall value in both fuels and lubricants businesses.

In the retail fuels marketing business, competition has caused inflation-adjusted margins to decline. In 2013, ExxonMobil completed the previously announced transition of the direct served (i.e., dealer, company-operated) retail network in the U.S. to a more capital-efficient branded distributor model and progressed this same model in portions of Europe.  ExxonMobil is increasing investment in its fuels brands and developing multiple programs that will enhance the value of its consumer retail offer.  The company’s lubricants business continues to grow, leveraging world-class brands and integration with industry-leading basestock refining capability.  ExxonMobil remains the market leader in the high‑value synthetic lubricants sector where competition is increasing.

The Downstream portfolio is continually evaluated during all parts of the business cycle, and numerous asset divestments have been made over the past decade. When investing in the Downstream, ExxonMobil remains focused on selective and resilient projects.  These investments capitalize on the Corporation’s world-class scale and integration, industry leading efficiency, leading-edge technology and respected brands, enabling ExxonMobil to take advantage of attractive emerging growth opportunities around the globe.  In 2013, the company completed a hydrotreater project at the Singapore refinery to produce ultra‑low sulfur diesel, and a cogeneration project at the Augusta, Italy refinery to improve energy efficiency.  Additionally, construction of a lower sulfur fuels facility at the joint Saudi Aramco and ExxonMobil SAMREF Refinery in Yanbu, Saudi Arabia is nearly complete.  The company is also expanding lubricant basestock manufacturing capacity at refineries in Baytown,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Texas and Singapore, and expanding lube oil blending plants in China, Finland, and the U.S. to support future demand growth for finished lubricants in key markets.

Chemical

Worldwide petrochemical demand grew in 2013, led by growing demand from Asia manufacturers and consumers.  North America continued to benefit from abundant supplies of natural gas and gas liquids, providing both low-cost feedstock and energy savings.  Specialty product margins declined reflecting significant new industry capacity following several years of tight supplies.

ExxonMobil sustained its competitive advantage through continued operational excellence, investment and cost discipline, a balanced portfolio of products, integration with refining and upstream operations, all underpinned by proprietary technology.

In 2013 ExxonMobil started up the Singapore Chemical Expansion Project, more than doubling steam‑cracking capacity at the site and significantly increasing premium and specialty products capacity.  Singapore is now ExxonMobil’s largest integrated petrochemical complex.

REVIEW OF 2013 AND 2012 RESULTS
	2013	2012	2011
	(millions of dollars)

Earnings (U.S. GAAP)	32,580	44,880	41,060

2013

Earnings in 2013 of $32,580 million decreased $12,300 million from 2012.

2012

Earnings in 2012 of $44,880 million increased $3,820 million from 2011.

Upstream
	2013	2012	2011
	(millions of dollars)
Upstream
United States	4,191	3,925	5,096
Non-U.S.	22,650	25,970	29,343
Total	26,841	29,895	34,439

2013

Upstream earnings were $26,841 million, down $3,054 million from 2012.  Higher gas realizations, partially offset by lower liquids realizations, increased earnings by $390 million.  Production volume and mix effects decreased earnings by $910 million.  All other items, including lower net gains from asset sales, mainly in Angola, and higher expenses, reduced earnings by $2.5 billion.  On an oil‑equivalent basis, production was down 1.5 percent compared to 2012.  Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, production was essentially flat.  Liquids production of 2,202 kbd (thousands of barrels per day) increased 17 kbd compared with 2012.  Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, liquids production was up 1.6 percent, as project ramp‑up and lower downtime were partially offset by field decline.  Natural gas production of 11,836 mcfd (millions of cubic feet per day) decreased 486 mcfd from 2012.  Excluding the impacts of entitlement volumes and divestments, natural gas production was down 1.5 percent, as field decline was partially offset by higher demand, lower downtime, and project ramp‑up.  Earnings from U.S. Upstream operations for 2013 were $4,191 million, up $266 million from 2012.  Earnings outside the U.S. were $22,650 million, down $3,320 million from the prior year.

2012

Upstream earnings were $29,895 million, down $4,544 million from 2011.  Lower liquids realizations, partly offset by improved natural gas realizations, decreased earnings by about $100 million.  Production volume and mix effects decreased earnings by $2.3 billion.  All other items, including higher operating expenses, unfavorable tax items, lower gains on asset sales, and unfavorable foreign exchange effects, reduced earnings by $2.1 billion.  On an oil‑equivalent basis, production was down 5.9 percent compared to 2011.  Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, production was down 1.7 percent.  Liquids production of 2,185 kbd decreased 127 kbd from 2011.  Excluding the impacts of entitlement

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

volumes, OPEC quota effects and divestments, liquids production was down 1.6 percent, as field decline was partly offset by project ramp‑up in West Africa and lower downtime.  Natural gas production of 12,322 mcfd decreased 840 mcfd from 2011.  Excluding the impacts of entitlement volumes and divestments, natural gas production was down 1.9 percent, as field decline was partially offset by higher demand and lower downtime.  Earnings from U.S. Upstream operations for 2012 were $3,925 million, down $1,171 million from 2011.  Earnings outside the U.S. were $25,970 million, down $3,373 million.

Upstream additional information
	2013	2012	2011
	(thousands of barrels daily)
Volumes Reconciliation (Oil-equivalent production)(1)
Prior year	4,239	4,506	4,447
Entitlements - Net Interest	(38)	(129)	(20)
Entitlements - Price / Spend	(9)	(10)	(104)
Quotas	3	9	32
Divestments	(26)	(61)	(43)
Net growth	6	(76)	194
Current Year	4,175	4,239	4,506

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Downstream
	2013	2012	2011
	(millions of dollars)
Downstream
United States	2,199	3,575	2,268
Non-U.S.	1,250	9,615	2,191
Total	3,449	13,190	4,459

2013

Downstream earnings of $3,449 million decreased $9,741 million from 2012 driven by the absence of the $5.3 billion gain associated with the Japan restructuring.  Lower margins, mainly refining, decreased earnings by $2.9 billion.  Volume and mix effects decreased earnings by $310 million.  All other items, including higher operating expenses, unfavorable foreign exchange impacts, and lower divestments, decreased earnings by $1.2 billion.  Petroleum product sales of 5,887 kbd decreased 287 kbd from 2012.  U.S. Downstream earnings were $2,199 million, down $1,376 million from 2012.  Non-U.S. Downstream earnings were $1,250 million, a decrease of $8,365 million from the prior year.

2012

Downstream earnings of $13,190 million increased $8,731 million from 2011.  Stronger refining-driven margins increased earnings by $2.6 billion, while volume and mix effects increased earnings by about $200 million.  All other items increased earnings by $5.9 billion due primarily to the $5.3 billion gain associated with the Japan restructuring and other divestment gains.  Petroleum product sales of 6,174 kbd decreased 239 kbd from 2011 due mainly to the Japan restructuring and divestments.  U.S. Downstream earnings were $3,575 million, up $1,307 million from 2011.  Non-U.S. Downstream earnings were $9,615 million, an increase of $7,424 million from 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Chemical
	2013	2012	2011
	(millions of dollars)
Chemical
United States	2,755	2,220	2,215
Non-U.S.	1,073	1,678	2,168
Total	3,828	3,898	4,383

2013

Chemical earnings of $3,828 million were $70 million lower than 2012.  The absence of the gain associated with the Japan restructuring decreased earnings by $630 million.  Higher margins increased earnings by $480 million, while volume and mix effects increased earnings by $80 million.  Prime product sales of 24,063 kt (thousands of metric tons) were down 94 kt from 2012.  U.S. Chemical earnings were $2,755 million, up $535 million from 2012. Non-U.S. Chemical earnings were $1,073 million, $605 million lower than the prior year.

2012

Chemical earnings of $3,898 million were $485 million lower than 2011.  Margins decreased earnings by $440 million, while volume effects lowered earnings by $100 million.  All other items increased earnings by $50 million, as a $630 million gain associated with the Japan restructuring and favorable tax impacts were mostly offset by unfavorable foreign exchange effects and higher operating expenses.  Prime product sales of 24,157 kt were down 849 kt from 2011.  U.S. Chemical earnings were $2,220 million, up $5 million from 2011. Non-U.S. Chemical earnings were $1,678 million, $490 million lower than 2011.

Corporate and Financing
	2013	2012	2011
	(millions of dollars)

Corporate and financing	(1,538)	(2,103)	(2,221)

2013

Corporate and financing expenses were $1,538 million, down $565 million from 2012, as favorable tax impacts were partially offset by the absence of the Japan restructuring gain.

2012

Corporate and financing expenses were $2,103 million, down $118 million from 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
	2013	2012	2011
	(millions of dollars)
Net cash provided by/(used in)
Operating activities	44,914	56,170	55,345
Investing activities	(34,201)	(25,601)	(22,165)
Financing activities	(15,476)	(33,868)	(28,256)
Effect of exchange rate changes	(175)	217	(85)
Increase/(decrease) in cash and cash equivalents	(4,938)	(3,082)	4,839

	(December 31)
Cash and cash equivalents	4,644	9,582	12,664
Cash and cash equivalents - restricted	269	341	404
Total cash and cash equivalents	4,913	9,923	13,068

Total cash and cash equivalents were $4.9 billion at the end of 2013, $5.0 billion lower than the prior year.  The major sources of funds in 2013 were net income including noncontrolling interests of $33.4 billion, the adjustment for the noncash provision of $17.2 billion for depreciation and depletion, and a net debt increase of $11.6 billion.  The major uses of funds included spending for additions to property, plant and equipment of $33.7 billion, the purchase of shares of ExxonMobil stock of $16.0 billion, dividends to shareholders of $10.9 billion and a change in working capital, excluding cash and debt, of $4.7 billion.  Included in total cash and cash equivalents at year-end 2013 was $0.3 billion of restricted cash.

Total cash and cash equivalents were $9.9 billion at the end of 2012, $3.1 billion lower than the prior year. Higher earnings and a higher adjustment for noncash transactions were more than offset by lower proceeds from sales of subsidiaries and property, plant and equipment, a net debt decrease compared to a prior year debt increase, and a higher adjustment for net gains on asset sales.  Included in total cash and cash equivalents at year-end 2012 was $0.3 billion of restricted cash.  For additional details, see the Consolidated Statement of Cash Flows.

The Corporation has access to significant capacity of long-term and short-term liquidity.  Internally generated funds are expected to cover the majority of financial requirements, and may be supplemented by long-term and short-term debt, including a revolving commercial paper program.  The Corporation has committed lines of credit of $6.5 billion which were unused as of December 31, 2013.  Cash that may be temporarily available as surplus to the Corporation’s immediate needs is carefully managed through counterparty quality and investment guidelines to ensure it is secure and readily available to meet the Corporation’s cash requirements and to optimize returns.

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

The Corporation’s financial strength enables it to make large, long-term capital expenditures. Capital and exploration expenditures in 2013 were $42.5 billion, reflecting the Corporation’s continued active investment program. The Corporation anticipates an average investment profile of about $37 billion per year for the next several years. Actual spending could vary depending on the progress of individual projects and property acquisitions.  The Corporation has a large and diverse portfolio of development projects and exploration opportunities, which helps mitigate the overall political and technical risks of the Corporation’s Upstream segment and associated cash flow. Further, due to its financial strength, debt capacity and diverse portfolio of opportunities, the risk associated with failure or delay of any single project would not have a significant impact on the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Corporation’s liquidity or ability to generate sufficient cash flows for operations and its fixed commitments. The purchase and sale of oil and gas properties have not had a significant impact on the amount or timing of cash flows from operating activities.

Cash Flow from Operating Activities

2013

Cash provided by operating activities totaled $44.9 billion in 2013, $11.3 billion lower than 2012. The major source of funds was net income including noncontrolling interests of $33.4 billion, a decrease of $14.2 billion.  The noncash provision of $17.2 billion for depreciation and depletion was higher than 2012. The adjustment for net gains on asset sales was $1.8 billion compared to an adjustment of $13.0 billion in 2012.  Changes in operational working capital, excluding cash and debt, decreased cash in 2013 by $4.7 billion.

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

Cash Flow from Investing Activities

2013

Cash used in investment activities netted to $34.2 billion in 2013, $8.6 billion higher than 2012. Spending for property, plant and equipment of $33.7 billion decreased $0.6 billion from 2012. Proceeds associated with sales of subsidiaries, property, plant and equipment, and sales and returns of investments of $2.7 billion compared to $7.7 billion in 2012. Additional investments and advances were $3.8 billion higher in 2013.

2012

Cash used in investment activities netted to $25.6 billion in 2012, $3.4 billion higher than 2011. Spending for property, plant and equipment of $34.3 billion increased $3.3 billion from 2011. Proceeds associated with sales of subsidiaries, property, plant and equipment, and sales and returns of investments of $7.7 billion compared to $11.1 billion in 2011. The decrease reflects that a $3.6 billion deposit was received in 2011 for a sale that closed in 2012. Additional investments and advances were $3.0 billion lower in 2012.

Cash Flow from Financing Activities

2013

Cash used in financing activities was $15.5 billion in 2013, $18.4 billion lower than 2012. Dividend payments on common shares increased to $2.46 per share from $2.18 per share and totaled $10.9 billion, a pay-out of 33 percent of net income. Total debt increased $11.1 billion to $22.7 billion at year-end.

ExxonMobil share of equity increased $8.1 billion to $174.0 billion. The addition to equity for earnings of $32.6 billion was partially offset by reductions for distributions to ExxonMobil shareholders of $10.9 billion of dividends and $15.0 billion of purchases of shares of ExxonMobil stock to reduce shares outstanding.

During 2013, Exxon Mobil Corporation purchased 177 million shares of its common stock for the treasury at a gross cost of $16.0 billion. These purchases were to reduce the number of shares outstanding and to offset shares issued in conjunction with company benefit plans and programs. Shares outstanding were reduced by 3.7 percent from 4,502 million to 4,335 million at the end of 2013. Purchases were made in both the open market and through negotiated transactions. Purchases may be increased, decreased or discontinued at any time without prior notice.

2012

Cash used in financing activities was $33.9 billion in 2012, $5.6 billion higher than 2011. Dividend payments on common shares increased to $2.18 per share from $1.85 per share and totaled $10.1 billion, a pay-out of 22 percent of net income. Total debt decreased $5.5 billion to $11.6 billion at year-end.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commitments

Set forth below is information about the outstanding commitments of the Corporation’s consolidated subsidiaries at December 31, 2013. It combines data from the Consolidated Balance Sheet and from individual notes to the Consolidated Financial Statements.

	Payments Due by Period
	Note			2019
	Reference		2015-	and
Commitments	Number	2014	2018	Beyond	Total
	(millions of dollars)

Long-term debt (1)	14	-	3,052	3,839	6,891
– Due in one year (2)	6	1,034	-	-	1,034
Asset retirement obligations (3)	9	799	3,026	9,163	12,988
Pension and other postretirement obligations (4)	17	2,983	4,379	14,074	21,436
Operating leases (5)	11	2,391	3,530	1,517	7,438
Unconditional purchase obligations (6)	16	144	629	463	1,236
Take-or-pay obligations (7)		3,060	10,893	15,657	29,610
Firm capital commitments (8)		19,258	9,616	885	29,759

This table excludes commodity purchase obligations (volumetric commitments but no fixed or minimum price) which are resold shortly after purchase, either in an active, highly liquid market or under long-term, unconditional sales contracts with similar pricing terms. Examples include long-term, noncancelable LNG and natural gas purchase commitments and commitments to purchase refinery products at market prices. Inclusion of such commitments would not be meaningful in assessing liquidity and cash flow, because these purchases will be offset in the same periods by cash received from the related sales transactions. The table also excludes unrecognized tax benefits totaling $7.8 billion as of December 31, 2013, because the Corporation is unable to make reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities. Further details on the unrecognized tax benefits can be found in Note 19, Income, Sales-Based and Other Taxes.

Notes:

(1)   Includes capitalized lease obligations of $375 million.

(2)   The amount due in one year is included in notes and loans payable of $15,808 million.

(3)   The fair value of asset retirement obligations, primarily upstream asset removal costs at the completion of field life.

(4)   The amount by which the benefit obligations exceeded the fair value of fund assets for certain U.S. and non-U.S. pension and other postretirement plans at year end. The payments by period include expected contributions to funded pension plans in 2014 and estimated benefit payments for unfunded plans in all years.

(5)   Minimum commitments for operating leases, shown on an undiscounted basis, cover drilling equipment, tankers, service stations and other properties.

(6)   Unconditional purchase obligations (UPOs) are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services. The undiscounted obligations of $1,236 million mainly pertain to pipeline throughput agreements and include $457 million of obligations to equity companies.

(7)   Take-or-pay obligations are noncancelable, long-term commitments for goods and services other than UPOs. The undiscounted obligations of $29,610 million mainly pertain to pipeline, manufacturing supply and terminaling agreements.

(8)   Firm commitments related to capital projects, shown on an undiscounted basis, totaled approximately $29.8 billion. These commitments were primarily associated with Upstream projects outside the U.S., of which $16.3 billion was associated with projects in Canada, Australia, Africa, United Arab Emirates and Malaysia.  The Corporation expects to fund the majority of these projects with internally generated funds that may be supplemented by long-term and short-term debt, including a revolving commercial paper program.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Guarantees

The Corporation and certain of its consolidated subsidiaries were contingently liable at December 31, 2013, for guarantees relating to notes, loans and performance under contracts (Note 16). Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Financial Strength

On December 31, 2013, the Corporation’s unused short-term committed lines of credit totaled approximately $5.9 billion (Note 6) and unused long-term committed lines of credit totaled approximately $0.6 billion (Note 14).

The table below shows the Corporation’s fixed-charge coverage and consolidated debt-to-capital ratios. The data demonstrate the Corporation’s creditworthiness.

	2013	2012	2011
Fixed-charge coverage ratio (times)	55.7	62.4	53.4
Debt to capital (percent)	11.2	6.3	9.6
Net debt to capital (percent)	9.1	1.2	2.6

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL AND EXPLORATION EXPENDITURES
	2013			2012
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(millions of dollars)

Upstream (1)	9,145	29,086	38,231	11,080	25,004	36,084
Downstream	951	1,462	2,413	634	1,628	2,262
Chemical	963	869	1,832	408	1,010	1,418
Other	13	-	13	35	-	35
Total	11,072	31,417	42,489	12,157	27,642	39,799

(1) Exploration expenses included.

Capital and exploration expenditures in 2013 were $42.5 billion, including $4.3 billion for acquisitions, as the Corporation continued to pursue opportunities to find and produce new supplies of oil and natural gas to meet global demand for energy.  The Corporation anticipates an average investment profile of about $37 billion per year for the next several years. Actual spending could vary depending on the progress of individual projects and property acquisitions.

Upstream spending of $38.2 billion in 2013 was up 6 percent from 2012.  Property acquisition costs in the Upstream in 2013 of $4.2 billion were $1.2 billion higher than in 2012.  Investments in 2013 included projects in the U.S. Gulf of Mexico and Alaska, exploration in Russia and continued progress on world-class projects in Canada, Australia and Papua New Guinea.  The majority of expenditures are on development projects, which typically take two to four years from the time of recording proved undeveloped reserves to the start of production from those reserves. The percentage of proved developed reserves was 66 percent of total proved reserves at year-end 2013, and has been over 60 percent for the last ten years, indicating that proved reserves are consistently moved from undeveloped to developed status.

Capital investments in the Downstream totaled $2.4 billion in 2013, an increase of $0.2 billion from 2012, mainly reflecting higher refining margin improvement project spending. The Chemical capital expenditures of $1.8 billion increased $0.4 billion from 2012 with higher investments in the U.S., Saudi Arabia and China more than offsetting reduced spending on the completed Singapore Chemical Plant expansion.

TAXES
	2013	2012	2011
	(millions of dollars)

Income taxes	24,263	31,045	31,051
Effective income tax rate	48%	44%	46%
Sales-based taxes	30,589	32,409	33,503
All other taxes and duties	36,396	38,857	43,544
Total	91,248	102,311	108,098

2013

Income, sales-based and all other taxes and duties totaled $91.2 billion in 2013, a decrease of $11.1 billion or 11 percent from 2012. Income tax expense, both current and deferred, was $24.3 billion, $6.8 billion lower than 2012, with the impact of lower earnings partially offset by the higher effective tax rate.  The effective tax rate was 48 percent compared to 44 percent in the prior year due to the absence of favorable tax impacts on divestments.  Sales-based and all other taxes and duties of $67.0 billion in 2013 decreased $4.3 billion reflecting the 2012 Japan restructuring.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ENVIRONMENTAL MATTERS

Environmental Expenditures
	2013	2012
	(millions of dollars)

Capital expenditures	2,474	1,989
Other expenditures	3,538	3,523
Total	6,012	5,512

Throughout ExxonMobil’s businesses, new and ongoing measures are taken to prevent and minimize the impact of our operations on air, water and ground. These include a significant investment in refining infrastructure and technology to manufacture clean fuels as well as projects to monitor and reduce nitrogen oxide, sulfur oxide and greenhouse gas emissions and expenditures for asset retirement obligations. Using definitions and guidelines established by the American Petroleum Institute, ExxonMobil’s 2013 worldwide environmental expenditures for all such preventative and remediation steps, including ExxonMobil’s share of equity company expenditures, were about $6.0 billion. The total cost for such activities is expected to remain in this range in 2014 and 2015 (with capital expenditures approximately 45 percent of the total).

Environmental Liabilities

The Corporation accrues environmental liabilities when it is probable that obligations have been incurred and the amounts can be reasonably estimated. This policy applies to assets or businesses currently owned or previously disposed. ExxonMobil has accrued liabilities for probable environmental remediation obligations at various sites, including multiparty sites where the U.S. Environmental Protection Agency has identified ExxonMobil as one of the potentially responsible parties. The involvement of other financially responsible companies at these multiparty sites could mitigate ExxonMobil’s actual joint and several liability exposure. At present, no individual site is expected to have losses material to ExxonMobil’s operations or financial condition. Consolidated company provisions made in 2013 for environmental liabilities were $321 million ($391 million in 2012) and the balance sheet reflects accumulated liabilities of $773 million as of December 31, 2013, and $841 million as of December 31, 2012.

MARKET RISKS, INFLATION AND OTHER UNCERTAINTIES

Worldwide Average Realizations (1)	2013	2012	2011

Crude oil and NGL ($/barrel)	97.48	100.29	100.79
Natural gas ($/kcf)	4.60	3.90	4.65

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Risk Management

The Corporation’s size, strong capital structure, geographic diversity and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the Corporation’s enterprise-wide risk from changes in interest rates, currency rates and commodity prices. As a result, the Corporation makes limited use of derivative instruments to mitigate the impact of such changes. With respect to derivatives activities, the Corporation believes that there are no material market or credit risks to the Corporation’s financial position, results of operations or liquidity as a result of the derivatives described in Note 13. The Corporation does not engage in speculative derivative activities or derivative trading activities nor does it use derivatives with leveraged features. Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity.

The Corporation is exposed to changes in interest rates, primarily on its short-term debt and the portion of long-term debt that carries floating interest rates. The impact of a 100-basis-point change in interest rates affecting the Corporation’s debt would not be material to earnings, cash flow or fair value. The Corporation has access to significant capacity of long-term and short-term liquidity. Internally generated funds are expected to cover the majority of financial requirements, and may be supplemented by long-term and short-term debt, including a revolving commercial paper program. Some joint-venture partners are dependent on the credit markets, and their funding ability may impact the development pace of joint-venture projects.

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

Oil and Gas Reserves

Evaluations of oil and gas reserves are important to the effective management of upstream assets. They are an integral part of investment decisions about oil and gas properties such as whether development should proceed. Oil and gas reserve quantities are also used as the basis to calculate unit-of-production depreciation rates and to evaluate impairment.

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

Proved reserves can be further subdivided into developed and undeveloped reserves. The percentage of proved developed reserves was 66 percent of total proved reserves at year-end 2013 (including both consolidated and equity company reserves), and has been over 60 percent for the last ten years, indicating that proved reserves are consistently moved from undeveloped to developed status.

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

Suspended Exploratory Well Costs

The Corporation continues capitalization of exploratory well costs when the well has found a sufficient quantity of reserves to justify its completion as a producing well and the Corporation is making sufficient progress assessing the reserves and the economic and operating viability of the project. Exploratory well costs not meeting these criteria are charged to expense. The facts and circumstances that support continued capitalization of suspended wells at year-end are disclosed in Note 10 to the financial statements.

Consolidations

The Consolidated Financial Statements include the accounts of those subsidiaries that the Corporation controls. They also include the Corporation’s share of the undivided interest in certain upstream assets, liabilities, revenues and expenses. Amounts representing the Corporation’s interest in the underlying net assets of other significant entities that it does not control, but over which it exercises significant influence, are accounted for using the equity method of accounting.

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

Pension accounting requires explicit assumptions regarding, among others, the long-term expected earnings rate on fund assets, the discount rate for the benefit obligations and the long-term rate for future salary increases. Pension assumptions are reviewed annually by outside actuaries and senior management. These assumptions are adjusted as appropriate to reflect changes in market rates and outlook. The long-term expected earnings rate on U.S. pension plan assets in 2013 was 7.25 percent. The 10‑year and 20‑year actual returns on U.S. pension plan assets were 7 percent and 9 percent, respectively. The Corporation establishes the long-term expected rate of return by developing a forward-looking, long-term return assumption for each pension fund asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation percentages and the long-term return assumption for each asset class. A worldwide reduction of 0.5 percent in the long-term rate of return on assets would increase annual pension expense by approximately $150 million before tax.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management, including the Corporation’s Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, is responsible for establishing and maintaining adequate internal control over the Corporation’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Exxon Mobil Corporation’s internal control over financial reporting was effective as of December 31, 2013.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013, as stated in their report included in the Financial Section of this report.

Rex W. Tillerson Chief Executive Officer	Andrew P. Swiger Senior Vice President (Principal Financial Officer)	Patrick T. Mulva Vice President and Controller (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Exxon Mobil Corporation:

In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Income, Comprehensive Income, Changes in Equity and Cash Flows present fairly, in all material respects, the financial position of Exxon Mobil Corporation and its subsidiaries at December 31, 2013, and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Corporation’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 26, 2014

CONSOLIDATED STATEMENT OF INCOME

	Note
	Reference
	Number	2013	2012	2011
		(millions of dollars)
Revenues and other income
Sales and other operating revenue (1)		420,836	451,509	467,029
Income from equity affiliates	7	13,927	15,010	15,289
Other income		3,492	14,162	4,111
Total revenues and other income		438,255	480,681	486,429
Costs and other deductions
Crude oil and product purchases		244,156	263,535	266,534
Production and manufacturing expenses		40,525	38,521	40,268
Selling, general and administrative expenses		12,877	13,877	14,983
Depreciation and depletion		17,182	15,888	15,583
Exploration expenses, including dry holes		1,976	1,840	2,081
Interest expense		9	327	247
Sales-based taxes (1)	19	30,589	32,409	33,503
Other taxes and duties	19	33,230	35,558	39,973
Total costs and other deductions		380,544	401,955	413,172
Income before income taxes		57,711	78,726	73,257
Income taxes	19	24,263	31,045	31,051
Net income including noncontrolling interests		33,448	47,681	42,206
Net income attributable to noncontrolling interests		868	2,801	1,146
Net income attributable to ExxonMobil		32,580	44,880	41,060

Earnings per common share (dollars)	12	7.37	9.70	8.43

Earnings per common share - assuming dilution (dollars)	12	7.37	9.70	8.42

(1)   Sales and other operating revenue includes sales-based taxes of $30,589 million for 2013, $32,409 million for 2012 and $33,503 million for 2011.

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	2013	2012	2011
	(millions of dollars)

Net income including noncontrolling interests	33,448	47,681	42,206
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	(3,620)	920	(867)
Adjustment for foreign exchange translation (gain)/loss
included in net income	(23)	(4,352)	-
Postretirement benefits reserves adjustment (excluding amortization)	3,174	(3,574)	(4,907)
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	1,820	2,395	1,217
Change in fair value of cash flow hedges	-	-	28
Realized (gain)/loss from settled cash flow hedges included in net income	-	-	(83)
Total other comprehensive income	1,351	(4,611)	(4,612)
Comprehensive income including noncontrolling interests	34,799	43,070	37,594
Comprehensive income attributable to noncontrolling interests	760	1,251	834
Comprehensive income attributable to ExxonMobil	34,039	41,819	36,760

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

CONSOLIDATED BALANCE SHEET

	Note
	Reference	Dec. 31	Dec. 31
	Number	2013	2012
		(millions of dollars)
Assets
Current assets
Cash and cash equivalents		4,644	9,582
Cash and cash equivalents - restricted		269	341
Notes and accounts receivable, less estimated doubtful amounts	6	33,152	34,987
Inventories
Crude oil, products and merchandise	3	12,117	10,836
Materials and supplies		4,018	3,706
Other current assets		5,108	5,008
Total current assets		59,308	64,460
Investments, advances and long-term receivables	8	36,328	34,718
Property, plant and equipment, at cost, less accumulated depreciation
and depletion	9	243,650	226,949
Other assets, including intangibles, net		7,522	7,668
Total assets		346,808	333,795

Liabilities
Current liabilities
Notes and loans payable	6	15,808	3,653
Accounts payable and accrued liabilities	6	48,085	50,728
Income taxes payable		7,831	9,758
Total current liabilities		71,724	64,139
Long-term debt	14	6,891	7,928
Postretirement benefits reserves	17	20,646	25,267
Deferred income tax liabilities	19	40,530	37,570
Long-term obligations to equity companies		4,742	3,555
Other long-term obligations		21,780	23,676
Total liabilities		166,313	162,135

Commitments and contingencies	16

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)		10,077	9,653
Earnings reinvested		387,432	365,727
Accumulated other comprehensive income		(10,725)	(12,184)
Common stock held in treasury
(3,684 million shares in 2013 and 3,517 million shares in 2012)		(212,781)	(197,333)
ExxonMobil share of equity		174,003	165,863
Noncontrolling interests		6,492	5,797
Total equity		180,495	171,660
Total liabilities and equity		346,808	333,795

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Note
Reference
Number	2013	2012	2011
(millions of dollars)
Cash flows from operating activities
Net income including noncontrolling interests	33,448	47,681	42,206
Adjustments for noncash transactions
Depreciation and depletion	17,182	15,888	15,583
Deferred income tax charges/(credits)	754	3,142	142
Postretirement benefits expense
in excess of/(less than) net payments	2,291	(315)	544
Other long-term obligation provisions
in excess of/(less than) payments	(2,566)	1,643	(151)
Dividends received greater than/(less than) equity in current
earnings of equity companies	3	(1,157)	(273)
Changes in operational working capital, excluding cash and debt
Reduction/(increase)	- Notes and accounts receivable	(305)	(1,082)	(7,906)
- Inventories	(1,812)	(1,873)	(2,208)
- Other current assets	(105)	(42)	222
Increase/(reduction)	- Accounts and other payables	(2,498)	3,624	8,880
Net (gain) on asset sales	5	(1,828)	(13,018)	(2,842)
All other items - net	350	1,679	1,148
Net cash provided by operating activities	44,914	56,170	55,345

Cash flows from investing activities
Additions to property, plant and equipment	(33,669)	(34,271)	(30,975)
Proceeds associated with sales of subsidiaries, property, plant
and equipment, and sales and returns of investments	5	2,707	7,655	11,133
Decrease/(increase) in restricted cash and cash equivalents	72	63	224
Additional investments and advances	(4,435)	(598)	(3,586)
Collection of advances	1,124	1,550	1,119
Additions to marketable securities	-	-	(1,754)
Sales of marketable securities	-	-	1,674
Net cash used in investing activities	(34,201)	(25,601)	(22,165)

Cash flows from financing activities
Additions to long-term debt	345	995	702
Reductions in long-term debt	(13)	(147)	(266)
Additions to short-term debt	16	958	1,063
Reductions in short-term debt	(756)	(4,488)	(1,103)
Additions/(reductions) in debt with three months or less maturity	12,012	(226)	1,561
Cash dividends to ExxonMobil shareholders	(10,875)	(10,092)	(9,020)
Cash dividends to noncontrolling interests	(304)	(327)	(306)
Changes in noncontrolling interests	(1)	204	(16)
Tax benefits related to stock-based awards	48	130	260
Common stock acquired	(15,998)	(21,068)	(22,055)
Common stock sold	50	193	924
Net cash used in financing activities	(15,476)	(33,868)	(28,256)
Effects of exchange rate changes on cash	(175)	217	(85)
Increase/(decrease) in cash and cash equivalents	(4,938)	(3,082)	4,839
Cash and cash equivalents at beginning of year	9,582	12,664	7,825
Cash and cash equivalents at end of year	4,644	9,582	12,664

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ExxonMobil Share of Equity
			Accumulated	Common
			Other	Stock	ExxonMobil	Non-
	Common	Earnings	Comprehensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity
	(millions of dollars)

Balance as of December 31, 2010	9,371	298,899	(4,823)	(156,608)	146,839	5,840	152,679
Amortization of stock-based awards	742	-	-	-	742	-	742
Tax benefits related to stock-based awards	202	-	-	-	202	-	202
Other	(803)	-	-	-	(803)	(5)	(808)
Net income for the year	-	41,060	-	-	41,060	1,146	42,206
Dividends - common shares	-	(9,020)	-	-	(9,020)	(306)	(9,326)
Other comprehensive income	-	-	(4,300)	-	(4,300)	(312)	(4,612)
Acquisitions, at cost	-	-	-	(22,055)	(22,055)	(15)	(22,070)
Dispositions	-	-	-	1,731	1,731	-	1,731
Balance as of December 31, 2011	9,512	330,939	(9,123)	(176,932)	154,396	6,348	160,744
Amortization of stock-based awards	806	-	-	-	806	-	806
Tax benefits related to stock-based awards	178	-	-	-	178	-	178
Other	(843)	-	-	-	(843)	(1,441)	(2,284)
Net income for the year	-	44,880	-	-	44,880	2,801	47,681
Dividends - common shares	-	(10,092)	-	-	(10,092)	(327)	(10,419)
Other comprehensive income	-	-	(3,061)	-	(3,061)	(1,550)	(4,611)
Acquisitions, at cost	-	-	-	(21,068)	(21,068)	(34)	(21,102)
Dispositions	-	-	-	667	667	-	667
Balance as of December 31, 2012	9,653	365,727	(12,184)	(197,333)	165,863	5,797	171,660
Amortization of stock-based awards	761	-	-	-	761	-	761
Tax benefits related to stock-based awards	162	-	-	-	162	-	162
Other	(499)	-	-	-	(499)	240	(259)
Net income for the year	-	32,580	-	-	32,580	868	33,448
Dividends - common shares	-	(10,875)	-	-	(10,875)	(304)	(11,179)
Other comprehensive income	-	-	1,459	-	1,459	(108)	1,351
Acquisitions, at cost	-	-	-	(15,998)	(15,998)	(1)	(15,999)
Dispositions	-	-	-	550	550	-	550
Balance as of December 31, 2013	10,077	387,432	(10,725)	(212,781)	174,003	6,492	180,495

		Held in
Common Stock Share Activity	Issued	Treasury	Outstanding
	(millions of shares)

Balance as of December 31, 2010	8,019	(3,040)	4,979
Acquisitions	-	(278)	(278)
Dispositions	-	33	33
Balance as of December 31, 2011	8,019	(3,285)	4,734
Acquisitions	-	(244)	(244)
Dispositions	-	12	12
Balance as of December 31, 2012	8,019	(3,517)	4,502
Acquisitions	-	(177)	(177)
Dispositions	-	10	10
Balance as of December 31, 2013	8,019	(3,684)	4,335

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

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Prior years’ data has been reclassified in certain cases to conform to the 2013 presentation basis.

1. Summary of Accounting Policies

Principles of Consolidation. The Consolidated Financial Statements include the accounts of subsidiaries the Corporation controls. They also include the Corporation’s share of the undivided interest in certain upstream assets, liabilities, revenues and expenses.

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

Production involves lifting the oil and gas to the surface and gathering, treating, field processing and field storage of the oil and gas. The production function normally terminates at the outlet valve on the lease or field production storage tank. Production costs are those incurred to operate and maintain the Corporation’s wells and related equipment and facilities and are expensed as incurred. They become part of the cost of oil and gas produced. These costs, sometimes referred to as lifting costs, include such items as labor costs to operate the wells and related equipment; repair and maintenance costs on the wells and equipment; materials, supplies and energy costs required to operate the wells and related equipment; and administrative expenses related to the production activity.

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

Stock-Based Payments. The Corporation awards stock-based compensation to employees in the form of restricted stock and restricted stock units. Compensation expense is measured by the price of the stock at the date of grant and is recognized in income over the requisite service period. See Note 15, Incentive Program, for further details.

2. Accounting Changes

The Corporation did not adopt authoritative guidance in 2013 that had a material impact on the Corporation’s financial statements.

3. Miscellaneous Financial Information

Research and development expenses totaled $1,044 million in 2013, $1,042 million in 2012 and $1,044 million in 2011.

Net income included before-tax aggregate foreign exchange transaction gains of $155 million and $159 million, and losses of $184 million in 2013, 2012 and 2011, respectively.

In 2013, 2012 and 2011, net income included gains of $282 million, $328 million and $292 million, respectively, attributable to the combined effects of LIFO inventory accumulations and drawdowns. The aggregate replacement cost of inventories was estimated to exceed their LIFO carrying values by $21.2 billion and $21.3 billion at December 31, 2013, and 2012, respectively.

Crude oil, products and merchandise as of year-end 2013 and 2012 consist of the following:

	2013	2012
	(billions of dollars)

Petroleum products	3.9	3.6
Crude oil	4.7	4.0
Chemical products	2.9	2.9
Gas/other	0.6	0.3
Total	12.1	10.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     Other Comprehensive Income Information

	Cumulative	Post-	Unrealized
	Foreign	retirement	Change in
	Exchange	Benefits	Fair Value
ExxonMobil Share of Accumulated Other	Translation	Reserves	on Cash
Comprehensive Income	Adjustment	Adjustment	Flow Hedges	Total
	(millions of dollars)
Balance as of December 31, 2010	5,011	(9,889)	55	(4,823)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(843)	(4,557)	28	(5,372)
Amounts reclassified from accumulated other
comprehensive income	-	1,155	(83)	1,072
Total change in accumulated other comprehensive income	(843)	(3,402)	(55)	(4,300)
Balance as of December 31, 2011	4,168	(13,291)	-	(9,123)

Balance as of December 31, 2011	4,168	(13,291)	-	(9,123)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	842	(3,402)	-	(2,560)
Amounts reclassified from accumulated other
comprehensive income	(2,600)	2,099	-	(501)
Total change in accumulated other comprehensive income	(1,758)	(1,303)	-	(3,061)
Balance as of December 31, 2012	2,410	(14,594)	-	(12,184)

Balance as of December 31, 2012	2,410	(14,594)	-	(12,184)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(3,233)	2,963	-	(270)
Amounts reclassified from accumulated other
comprehensive income	(23)	1,752	-	1,729
Total change in accumulated other comprehensive income	(3,256)	4,715	-	1,459
Balance as of December 31, 2013	(846)	(9,879)	-	(10,725)

Amounts Reclassified Out of Accumulated Other
Comprehensive Income - Before-tax Income/(Expense)	2013	2012	2011
	(millions of dollars)
Foreign exchange translation gain/(loss) included in net income
(Statement of Income line: Other income)	23	4,352	-
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs (1)	(2,616)	(3,621)	(1,761)
Realized gain from settled cash flow hedges included in net income
(Statement of Income line: Sales and other operating revenue)	-	-	133

(1)     These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 17 – Pension and Other Postretirement Benefits for additional details.)

Income Tax (Expense)/Credit For
Components of Other Comprehensive Income	2013	2012	2011
	(millions of dollars)
Foreign exchange translation adjustment	218	(236)	89
Postretirement benefits reserves adjustment
Postretirement benefits reserves adjustment (excluding amortization)	(1,540)	1,619	2,039
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	(796)	(1,226)	(544)
Unrealized change in fair value on cash flow hedges
Change in fair value of cash flow hedges	-	-	(16)
Settled cash flow hedges included in net income	-	-	50
Total	(2,118)	157	1,618

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Cash Flow Information

The Consolidated Statement of Cash Flows provides information about changes in cash and cash equivalents. Highly liquid investments with maturities of three months or less when acquired are classified as cash equivalents.

The “Net (gain) on asset sales” in net cash provided by operating activities on the Consolidated Statement of Cash Flows includes before-tax gains from the sale of a partial interest in Iraq, the sale of Downstream affiliates in the Caribbean and the sale of service stations in 2013; the Japan restructuring, the sale of an Upstream property in Angola, exchanges of Upstream  properties, the sale of U.S. service stations, and the sale of the Downstream affiliates in Malaysia and Switzerland in 2012; and from the sale of some Upstream Canadian, U.K. and other producing properties and assets, and the sale of U.S. service stations in 2011.  These gains are reported in “Other income” on the Consolidated Statement of Income.

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

	2013	2012	2011
	(millions of dollars)

Cash payments for interest	426	555	557

Cash payments for income taxes	25,066	24,349	27,254

6. Additional Working Capital Information

	Dec. 31	Dec. 31
	2013	2012
	(millions of dollars)
Notes and accounts receivable
Trade, less reserves of $112 million and $109 million	25,993	28,373
Other, less reserves of $28 million and $36 million	7,159	6,614
Total	33,152	34,987

Notes and loans payable
Bank loans	722	663
Commercial paper	14,051	1,963
Long-term debt due within one year	1,034	1,025
Other	1	2
Total	15,808	3,653

Accounts payable and accrued liabilities
Trade payables	30,920	33,789
Payables to equity companies	6,587	6,114
Accrued taxes other than income taxes	3,883	4,130
Other	6,695	6,695
Total	48,085	50,728

The Corporation has short-term committed lines of credit of $5.9 billion which were unused as of December 31, 2013.  The majority of these lines are available for general corporate purposes, however $0.5 billion has been designated as specifically supporting commercial paper programs. The weighted-average interest rate on short-term borrowings outstanding was 0.4 percent and 1.7 percent at December 31, 2013, and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Equity Company Information

The summarized financial information below includes amounts related to certain less-than-majority-owned companies and majority-owned subsidiaries where minority shareholders possess the right to participate in significant management decisions (see Note 1).  These companies are primarily engaged in oil and gas exploration and production, natural gas marketing and refining operations in North America; natural gas exploration, production and distribution, and downstream operations in Europe; and research, exploration, production, liquefied natural gas (LNG) operations, refining operations, petrochemical manufacturing, fuel sales and power generation in Asia. Also included are several refining, petrochemical manufacturing and marketing ventures.

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

The share of total equity company revenues from sales to ExxonMobil consolidated companies was 13 percent, 16 percent and 19 percent in the years 2013, 2012 and 2011, respectively.

In 2013, the Corporation and Rosneft established various entities to conduct exploration and research activities.  Periods of disproportionate funding will result in the Corporation recognizing, during the early phases of the projects, an investment that is larger than its equity share of these entities.  These joint ventures are considered Variable Interest Entities (VIEs).  However, since the Corporation is not the primary beneficiary of these entities the joint ventures are reported as equity companies.  The Corporation’s maximum exposure to loss from these joint ventures is limited to its investment of $0.1 billion and firm commitments of $1.1 billion at December 31, 2013.

	2013		2012		2011
Equity Company		ExxonMobil		ExxonMobil		ExxonMobil
Financial Summary	Total	Share	Total	Share	Total	Share
	(millions of dollars)

Total revenues	236,161	68,084	224,953	67,572	204,635	65,147
Income before income taxes	69,454	19,999	69,411	20,882	68,908	20,892
Income taxes	21,618	6,069	20,703	5,868	19,812	5,603
Income from equity affiliates	47,836	13,930	48,708	15,014	49,096	15,289

Current assets	62,398	19,545	59,612	18,483	52,879	17,317
Long-term assets	116,450	35,695	111,131	33,798	96,908	30,833
Total assets	178,848	55,240	170,743	52,281	149,787	48,150
Current liabilities	54,550	15,243	49,698	14,265	41,016	12,454
Long-term liabilities	68,857	20,873	68,855	19,715	62,472	18,728
Net assets	55,441	19,124	52,190	18,301	46,299	16,968

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A list of significant equity companies as of December 31, 2013, together with the Corporation’s percentage ownership interest, is detailed below:

Percentage
Ownership
Interest
Upstream
Aera Energy LLC	48
BEB Erdgas und Erdoel GmbH & Co. KG	50
Cameroon Oil Transportation Company S.A.	41
Castle Peak Power Company Limited	60
Cross Timbers Energy, LLC	50
Golden Pass LNG Terminal LLC	18
Karmorneftegaz Holding SARL	33
LLC Arctic Research and Design Center For Continental Shelf Development	33
Nederlandse Aardolie Maatschappij B.V.	50
Qatar Liquefied Gas Company Limited	10
Qatar Liquefied Gas Company Limited (2)	24
Ras Laffan Liquefied Natural Gas Company Limited	25
Ras Laffan Liquefied Natural Gas Company Limited (II)	31
Ras Laffan Liquefied Natural Gas Company Limited (3)	30
South Hook LNG Terminal Company Limited	24
Tengizchevroil, LLP	25
Terminale GNL Adriatico S.r.l.	71
Trizneft Pilot SARL	49
Tuapsemorneftegaz Holding SARL	33

Downstream
Chalmette Refining, LLC	50
Fujian Refining & Petrochemical Co. Ltd.	25
Saudi Aramco Mobil Refinery Company Ltd.	50
TonenGeneral Sekiyu K.K.	22

Chemical
Al-Jubail Petrochemical Company	50
Infineum Holdings B.V.	50
Infineum USA L.P.	50
Saudi Yanbu Petrochemical Co.	50

8. Investments, Advances and Long-Term Receivables

	Dec. 31,	Dec. 31,
	2013	2012
	(millions of dollars)
Companies carried at equity in underlying assets
Investments	19,619	18,530
Advances	10,476	9,959
Total equity company investments and advances	30,095	28,489
Companies carried at cost or less and stock investments carried at fair value	115	437
Long-term receivables and miscellaneous investments at cost or less, net of reserves
of $2,938 million and $2,499 million	6,118	5,792
Total	36,328	34,718

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Property, Plant and Equipment and Asset Retirement Obligations

	December 31, 2013		December 31, 2012
Property, Plant and Equipment	Cost	Net	Cost	Net
	(millions of dollars)

Upstream	336,359	197,554	313,181	181,795
Downstream	54,456	23,219	53,737	23,053
Chemical	29,487	13,965	29,437	14,085
Other	14,215	8,912	12,959	8,016
Total	434,517	243,650	409,314	226,949

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

Accumulated depreciation and depletion totaled $190,867 million at the end of 2013 and $182,365 million at the end of 2012. Interest capitalized in 2013, 2012 and 2011 was $309 million, $506 million and $593 million, respectively.

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

The following table summarizes the activity in the liability for asset retirement obligations:

	2013	2012
	(millions of dollars)

Beginning balance	11,973	10,578
Accretion expense and other provisions	785	709
Reduction due to property sales	(97)	(176)
Payments made	(664)	(816)
Liabilities incurred	603	163
Foreign currency translation	(344)	290
Revisions	732	1,225
Ending balance	12,988	11,973

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

The following two tables provide details of the changes in the balance of suspended exploratory well costs as well as an aging summary of those costs.

Change in capitalized suspended exploratory well costs:

	2013	2012	2011
	(millions of dollars)

Balance beginning at January 1	2,679	2,881	2,893
Additions pending the determination of proved reserves	293	868	310
Charged to expense	(52)	(95)	(213)
Reclassifications to wells, facilities and equipment based on the
determination of proved reserves	(107)	(631)	(149)
Divestments/Other	(106)	(344)	40
Ending balance at December 31	2,707	2,679	2,881
Ending balance attributed to equity companies included above	13	3	-

Period end capitalized suspended exploratory well costs:

	2013	2012	2011
	(millions of dollars)

Capitalized for a period of one year or less	293	866	310
Capitalized for a period of between one and five years	1,705	1,176	1,922
Capitalized for a period of between five and ten years	470	401	409
Capitalized for a period of greater than ten years	239	236	240
Capitalized for a period greater than one year - subtotal	2,414	1,813	2,571
Total	2,707	2,679	2,881

Exploration activity often involves drilling multiple wells, over a number of years, to fully evaluate a project. The table below provides a numerical breakdown of the number of projects with suspended exploratory well costs which had their first capitalized well drilled in the preceding 12 months and those that have had exploratory well costs capitalized for a period greater than 12 months.

	2013	2012	2011
Number of projects with first capitalized well drilled in the preceding 12 months	8	10	4
Number of projects that have exploratory well costs capitalized for a period
of greater than 12 months	50	45	58
Total	58	55	62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Of the 50 projects that have exploratory well costs capitalized for a period greater than 12 months as of December 31, 2013, 17 projects have drilling in the preceding 12 months or exploratory activity planned in the next two years, while the remaining 33 projects are those with completed exploratory activity progressing toward development. The table below provides additional detail for those 33 projects, which total $925 million.

		Years
	Dec. 31,	Wells
Country/Project	2013	Drilled	Comment
(millions of dollars)
Angola
- Kaombo Split Hub	155	2003 - 2012	Multiple deepwater oil discoveries, progressing development plan.
- Perpetua-Zinia-Acacia	15	2008 - 2009	Oil field near Pazflor development, awaiting capacity in existing/planned infrastructure.
Australia
- East Pilchard	9	2001	Gas field near Kipper/Tuna development, awaiting capacity in existing/planned
			infrastructure.
- SE Longtom	13	2010	Gas field near Tuna development, awaiting capacity in existing/planned infrastructure.
- SE Remora	42	2010	Gas field near Marlin development, awaiting capacity in existing/planned infrastructure.
Indonesia
- Alas Tua West	16	2010	Evaluating development plan to tie into planned production facilities.
- Cepu Gas	28	2008 - 2011	Development activity under way, while continuing commercial discussions with the
			government.
- Kedung Keris	11	2011	Evaluating development plan to tie into planned production facilities.
- Natuna	118	1981 - 1983	Development activity under way, while continuing discussions with the government
			on contract terms pursuant to executed Heads of Agreement.
Kazakhstan
- Kairan	53	2004 - 2007	Evaluating commercialization and field development alternatives, while continuing
			discussions with the government regarding the development plan.
Malaysia
- Besar	18	1992 - 2010	Gas field off the east coast of Malaysia; progressing development plan.
- Bindu	2	1995	Awaiting capacity in existing/planned infrastructure.
Nigeria
- Bolia	15	2002 - 2006	Evaluating development plan, while continuing discussions with the government
			regarding regional hub strategy.
- Bosi	79	2002 - 2006	Development activity under way, while continuing discussions with the government
			regarding development plan.
- Bosi Central	16	2006	Development activity under way, while continuing discussions with the government
			regarding development plan.
- Owowo	50	2009 - 2012	Continuing discussions with the government regarding contract terms.
- Pegi	32	2009	Awaiting capacity in existing/planned infrastructure.
- Uge	18	2005 - 2008	Evaluating development alternatives, while continuing discussions with the government
			regarding development plan.
- Other (4 projects)	14	2002	Evaluating and pursuing development of several additional discoveries.
Norway
- Gamma	19	2008 - 2009	Evaluating development plan for tieback to existing production facilities.
- Other (5 projects)	21	2008 - 2010	Evaluating development plans, including potential for tieback to existing production
			facilities.
Papua New Guinea
- Juha	28	2007	Working on development plans to tie into planned LNG facilities.
- P'nyang	58	2012	Working on development plans to tie into planned LNG facilities.
Republic of Congo
- Mer Tres Profonde Sud	56	2000 - 2007	Evaluating development alternatives, while continuing discussions with the government
			regarding development plan.
United Kingdom
- Phyllis	8	2004	Evaluating development plan for tieback to existing production facilities.
United States
- Tip Top	31	2009	Evaluating development concept and requisite facility upgrades.
Total 2013 (33 projects)	925

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Leased Facilities

At December 31, 2013, the Corporation and its consolidated subsidiaries held noncancelable operating charters and leases covering drilling equipment, tankers, service stations and other properties with minimum undiscounted lease commitments totaling $7,438 million as indicated in the table. Estimated related rental income from noncancelable subleases is $95 million.

		Related
	Lease Payments	Sublease
	Under Minimum	Rental
	Commitments	Income
	(millions of dollars)

2014	2,391	33
2015	1,724	29
2016	1,036	7
2017	481	5
2018	289	2
2019 and beyond	1,517	19
Total	7,438	95

Net rental cost under both cancelable and noncancelable operating leases incurred during 2013, 2012 and 2011 were as follows:

	2013	2012	2011
	(millions of dollars)

Rental cost	3,841	3,851	4,061
Less sublease rental income	44	44	74
Net rental cost	3,797	3,807	3,987

12. Earnings Per Share

	2013	2012	2011
Earnings per common share

Net income attributable to ExxonMobil (millions of dollars)	32,580	44,880	41,060

Weighted average number of common shares outstanding (millions of shares)	4,419	4,628	4,870

Earnings per common share (dollars)	7.37	9.70	8.43

Earnings per common share - assuming dilution

Net income attributable to ExxonMobil (millions of dollars)	32,580	44,880	41,060

Weighted average number of common shares outstanding (millions of shares)	4,419	4,628	4,870
Effect of employee stock-based awards	-	-	5
Weighted average number of common shares outstanding - assuming dilution	4,419	4,628	4,875

Earnings per common share - assuming dilution (dollars)	7.37	9.70	8.42

Dividends paid per common share (dollars)	2.46	2.18	1.85

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Financial Instruments and Derivatives

Financial Instruments. The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. The estimated fair value of total long-term debt, excluding capitalized lease obligations, was $6.8 billion and $8.0 billion at December 31, 2013, and 2012, respectively, as compared to recorded book values of $6.5 billion and $7.5 billion at December 31, 2013, and 2012, respectively.

The fair value of long-term debt by hierarchy level at December 31, 2013, is: Level 1 $5,756 million; Level 2 $967 million; and Level 3 $64 million.  Level 1 represents quoted prices in active markets.  Level 2 includes debt whose fair value is based upon a publicly available index.  Level 3 involves using internal data augmented by relevant market indicators if available.

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

The estimated fair value of derivative instruments outstanding and recorded on the balance sheet was a net asset of $1 million at year-end 2013 and a net asset of $2 million at year-end 2012. Assets and liabilities associated with derivatives are usually recorded either in “Other current assets” or “Accounts payable and accrued liabilities.”

The Corporation’s fair value measurement of its derivative instruments use either Level 1 (observable quoted prices on active exchanges) or Level 2 (derivatives that are determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices) inputs.

The Corporation recognized a before-tax gain or (loss) related to derivative instruments of $(7) million, $(23) million and $131 million during 2013, 2012 and 2011, respectively. Income statement effects associated with derivatives are usually recorded either in “Sales and other operating revenue” or “Crude oil and product purchases.”

The Corporation believes there are no material market or credit risks to the Corporation’s financial position, results of operations or liquidity as a result of the derivative activities described above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Long-Term Debt

At December 31, 2013, long-term debt consisted of $6,542 million due in U.S. dollars and $349 million representing the U.S. dollar equivalent at year-end exchange rates of amounts payable in foreign currencies. These amounts exclude that portion of long-term debt, totaling $1,034 million, which matures within one year and is included in current liabilities. The amounts of long-term debt maturing in each of the four years after December 31, 2014, in millions of dollars, are: 2015 – $782; 2016 – $513; 2017 – $857; and 2018 – $900.

Summarized long-term debt at year-end 2013 and 2012 are shown in the table below:

	2013	2012
	(millions of dollars)
XTO Energy Inc. (1)
4.900% senior note due 2014	-	254
5.000% senior note due 2015	132	135
5.300% senior note due 2015	243	249
5.650% senior note due 2016	212	217
6.250% senior note due 2017	489	501
5.500% senior note due 2018	389	396
6.500% senior note due 2018	485	495
6.100% senior note due 2036	200	201
6.750% senior note due 2037	312	314
6.375% senior note due 2038	238	240

Mobil Services (Bahamas) Ltd. (2)
Variable note due 2034	-	311

Mobil Producing Nigeria Unlimited (3)
Variable notes due 2014-2019	742	751

Esso (Thailand) Public Company Ltd. (4)
Variable notes due 2014-2017	177	414

Mobil Corporation
8.625% debentures due 2021	249	249

Industrial revenue bonds due 2014-2051 (5)	2,527	2,690
Other U.S. dollar obligations (6)	112	74
Other foreign currency obligations	9	6
Capitalized lease obligations (7)	375	431
Total long-term debt	6,891	7,928

(1)   Includes premiums of $271 million in 2013 and $326 million in 2012.

(2)   Average effective interest rate of 0.5% in 2012.

(3)   Average effective interest rate of 4.6% in 2013 and 4.6% in 2012.

(4)   Average effective interest rate of 3.3% in 2013 and 3.5% in 2012.

(5)   Average effective interest rate of 0.1% in 2013 and 0.1% in 2012.

(6)   Average effective interest rate of 4.4% in 2013 and 2.7% in 2012.

(7)   Average imputed interest rate of 7.8% in 2013 and 7.6% in 2012.

The Corporation has long-term committed lines of credit of $0.6 billion which were unused as of December 31, 2013. Of this total, $0.5 billion supports commercial paper programs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Incentive Program

The 2003 Incentive Program provides for grants of stock options, stock appreciation rights (SARs), restricted stock and other forms of award. Awards may be granted to eligible employees of the Corporation and those affiliates at least 50 percent owned. Outstanding awards are subject to certain forfeiture provisions contained in the program or award instrument. Options and SARs may be granted at prices not less than 100 percent of market value on the date of grant and have a maximum life of 10 years. The maximum number of shares of stock that may be issued under the 2003 Incentive Program is 220 million. Awards that are forfeited, expire or are settled in cash, do not count against this maximum limit. The 2003 Incentive Program does not have a specified term. New awards may be made until the available shares are depleted, unless the Board terminates the plan early. At the end of 2013, remaining shares available for award under the 2003 Incentive Program were 117 million.

Restricted Stock and Restricted Stock Units. Awards totaling 9,729 thousand, 10,017 thousand, and 10,533 thousand of restricted (nonvested) common stock and restricted (nonvested) common stock units were granted in 2013, 2012 and 2011, respectively. Compensation expense for these awards is based on the price of the stock at the date of grant and is recognized in income over the requisite service period. Shares for these awards are issued to employees from treasury stock. The units that are settled in cash are recorded as liabilities and their changes in fair value are recognized over the vesting period. During the applicable restricted periods, the shares and units may not be sold or transferred and are subject to forfeiture. The majority of the awards have graded vesting periods, with 50 percent of the shares and units in each award vesting after three years and the remaining 50 percent vesting after seven years. Awards granted to a small number of senior executives have vesting periods of five years for 50 percent of the award and of 10 years or retirement, whichever occurs later, for the remaining 50 percent of the award.

The Corporation has purchased shares in the open market and through negotiated transactions to offset shares issued in conjunction with benefit plans and programs. Purchases may be discontinued at any time without prior notice.

The following tables summarize information about restricted stock and restricted stock units for the year ended December 31, 2013.

	2013
		Weighted Average
		Grant-Date
Restricted stock and units outstanding	Shares	Fair Value per Share
	(thousands)	(dollars)

Issued and outstanding at January 1	46,451		73.94
2012 award issued in 2013	10,016		87.24
Vested	(11,068)		68.15
Forfeited	(192)		77.22
Issued and outstanding at December 31	45,207		78.29

Value of restricted stock and units	2013	2012	2011
Grant price (dollars)	94.47	87.24	79.52

Value at date of grant:	(millions of dollars)
Restricted stock and units settled in stock	843	797	766
Units settled in cash	76	77	72
Total value	919	874	838

As of December 31, 2013, there was $2,269 million of unrecognized compensation cost related to the nonvested restricted awards. This cost is expected to be recognized over a weighted-average period of 4.5 years. The compensation cost charged against income for the restricted stock and restricted stock units was $854 million, $854 million and $793 million for 2013, 2012 and 2011, respectively. The income tax benefit recognized in income related to this compensation expense was $78 million, $79 million and $73 million for the same periods, respectively. The fair value of shares and units vested in 2013, 2012 and 2011 was $1,040 million, $926 million and $801 million, respectively. Cash payments of $67 million, $66 million and $46 million for vested restricted stock units settled in cash were made in 2013, 2012 and 2011, respectively.

Stock Options. The Corporation has not granted any stock options under the 2003 Incentive Program and all stock options granted under the prior program were exercised by the end of 2011. In 2010, the Corporation granted 12,393 thousand of converted XTO stock options of which 1,506 thousand stock options, with an average exercise price of $85.57, were outstanding as of December 31, 2013.

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

Other Contingencies. The Corporation and certain of its consolidated subsidiaries were contingently liable at December 31, 2013, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure.

		Dec. 31, 2013
	Equity Company	Other Third-Party
	Obligations (1)	Obligations	Total
		(millions of dollars)
Guarantees
Debt-related	3,086	46	3,132
Other	2,939	4,507	7,446
Total	6,025	4,553	10,578

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

	Payments Due by Period
		2015-	2019 and
	2014	2018	Beyond	Total
	(millions of dollars)

Unconditional purchase obligations (1)	144	629	463	1,236

(1)   Undiscounted obligations of $1,236 million mainly pertain to pipeline throughput agreements and include $457 million of obligations to equity companies. The present value of these commitments, which excludes imputed interest of $267 million, totaled $969 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Pension and Other Postretirement Benefits

The benefit obligations and plan assets associated with the Corporation’s principal benefit plans are measured on December 31.

	Pension Benefits				Other Postretirement
	U.S.		Non-U.S.		Benefits
	2013	2012	2013	2012	2013	2012
	(percent)
Weighted-average assumptions used to determine
benefit obligations at December 31
Discount rate	5.00	4.00	4.30	3.80	5.00	4.00
Long-term rate of compensation increase	5.75	5.75	5.40	5.50	5.75	5.75

	(millions of dollars)
Change in benefit obligation
Benefit obligation at January 1	19,779	17,035	28,670	29,068	9,058	7,880
Service cost	801	665	697	648	176	134
Interest cost	749	820	1,076	1,145	352	380
Actuarial loss/(gain)	(1,520)	2,553	(1,454)	2,335	(1,267)	1,035
Benefits paid (1) (2)	(2,520)	(1,294)	(1,311)	(1,330)	(511)	(476)
Foreign exchange rate changes	-	-	(284)	651	(43)	13
Japan restructuring and other divestments	-	-	(77)	(3,952)	-	-
Plan amendments, other	15	-	40	105	103	92
Benefit obligation at December 31	17,304	19,779	27,357	28,670	7,868	9,058
Accumulated benefit obligation at December 31	13,989	15,902	23,949	24,345	-	-

(1)   Benefit payments for funded and unfunded plans.

(2)   For 2013 and 2012, other postretirement benefits paid are net of $20 million and $23 million of Medicare subsidy receipts, respectively.

For selection of the discount rate for U.S. plans, several sources of information are considered, including interest rate market indicators and the discount rate determined by constructing a portfolio of high-quality, noncallable bonds with cash flows that match estimated outflows for benefit payments.  For major non-U.S. plans, the discount rate is determined by using bond portfolios with an average maturity approximating that of the liabilities or spot yield curves, both of which are constructed using high-quality, local-currency-denominated bonds.

The measurement of the accumulated postretirement benefit obligation assumes a health care cost trend rate of 4.5 percent in 2015 and subsequent years. A one-percentage-point increase in the health care cost trend rate would increase service and interest cost by $68 million and the postretirement benefit obligation by $734 million. A one-percentage-point decrease in the health care cost trend rate would decrease service and interest cost by $53 million and the postretirement benefit obligation by $597 million.

	Pension Benefits				Other Postretirement
	U.S.		Non-U.S.		Benefits
	2013	2012	2013	2012	2013	2012
	(millions of dollars)
Change in plan assets
Fair value at January 1	12,632	10,656	18,090	17,117	581	538
Actual return on plan assets	617	1,457	1,604	1,541	64	65
Foreign exchange rate changes	-	-	(270)	462	-	-
Company contribution	101	1,560	919	1,604	35	38
Benefits paid (1)	(2,171)	(1,041)	(869)	(922)	(60)	(60)
Japan restructuring and other divestments	-	-	(45)	(1,696)	-	-
Other	11	-	(146)	(16)	-	-
Fair value at December 31	11,190	12,632	19,283	18,090	620	581

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

	Pension Benefits
	U.S.		Non-U.S.
	2013	2012	2013	2012
	(millions of dollars)
Assets in excess of/(less than) benefit obligation
Balance at December 31
Funded plans	(3,547)	(4,438)	(941)	(3,247)
Unfunded plans	(2,567)	(2,709)	(7,133)	(7,333)
Total	(6,114)	(7,147)	(8,074)	(10,580)

The authoritative guidance for defined benefit pension and other postretirement plans requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income.

	Pension Benefits				Other Postretirement
	U.S.		Non-U.S.		Benefits
	2013	2012	2013	2012	2013	2012
	(millions of dollars)
Assets in excess of/(less than) benefit obligation
Balance at December 31 (1)	(6,114)	(7,147)	(8,074)	(10,580)	(7,248)	(8,477)

Amounts recorded in the consolidated balance
sheet consist of:
Other assets	1	1	201	49	-	-
Current liabilities	(275)	(279)	(358)	(352)	(359)	(356)
Postretirement benefits reserves	(5,840)	(6,869)	(7,917)	(10,277)	(6,889)	(8,121)
Total recorded	(6,114)	(7,147)	(8,074)	(10,580)	(7,248)	(8,477)

Amounts recorded in accumulated other
comprehensive income consist of:
Net actuarial loss/(gain)	4,780	7,451	7,943	10,904	1,603	3,132
Prior service cost	60	67	665	758	65	85
Total recorded in accumulated other
comprehensive income	4,840	7,518	8,608	11,662	1,668	3,217

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

							Other
	Pension Benefits						Postretirement
	U.S.			Non-U.S.			Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Weighted-average assumptions used to
determine net periodic benefit cost for
years ended December 31	(percent)
Discount rate	4.00	5.00	5.50	3.80	4.00	4.80	4.00	5.00	5.50
Long-term rate of return on funded assets	7.25	7.25	7.50	6.40	6.60	6.80	7.25	7.25	7.50
Long-term rate of compensation increase	5.75	5.75	5.25	5.50	5.40	5.20	5.75	5.75	5.25

Components of net periodic benefit cost	(millions of dollars)
Service cost	801	665	546	697	648	574	176	134	121
Interest cost	749	820	792	1,076	1,145	1,267	352	380	393
Expected return on plan assets	(835)	(789)	(769)	(1,128)	(1,109)	(1,168)	(41)	(38)	(41)
Amortization of actuarial loss/(gain)	646	576	485	852	844	647	228	170	162
Amortization of prior service cost	7	7	9	117	117	103	21	34	35
Net pension enhancement and
curtailment/settlement cost (1)	723	333	286	22	1,540	34	-	-	-
Net periodic benefit cost	2,091	1,612	1,349	1,636	3,185	1,457	736	680	670

(1)

Non-U.S. net pension enhancement and curtailment/settlement cost for 2012 includes $1,420 million (on a consolidated-company, before-tax basis) of accumulated other comprehensive income for the postretirement benefit reserves adjustment that was recycled into earnings and included in the Japan restructuring gain reported in “Other income”.

Changes in amounts recorded in accumulated
other comprehensive income:
Net actuarial loss/(gain)	(1,302)	1,885	2,218	(1,938)	1,906	4,133	(1,290)	1,008	468
Amortization of actuarial (loss)/gain	(1,369)	(909)	(771)	(874)	(2,384)	(681)	(228)	(170)	(162)
Prior service cost/(credit)	-	-	-	30	71	187	-	-	-
Amortization of prior service (cost)/credit	(7)	(7)	(9)	(117)	(117)	(103)	(21)	(34)	(35)
Foreign exchange rate changes	-	-	-	(155)	271	(90)	(10)	3	-
Total recorded in other comprehensive income	(2,678)	969	1,438	(3,054)	(253)	3,446	(1,549)	807	271
Total recorded in net periodic benefit cost and
other comprehensive income, before tax	(587)	2,581	2,787	(1,418)	2,932	4,903	(813)	1,487	941

Costs for defined contribution plans were $392 million, $382 million and $378 million in 2013, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the change in accumulated other comprehensive income is shown in the table below:

	Total Pension and
	Other Postretirement Benefits
	2013	2012	2011
	(millions of dollars)
(Charge)/credit to other comprehensive income, before tax
U.S. pension	2,678	(969)	(1,438)
Non-U.S. pension	3,054	253	(3,446)
Other postretirement benefits	1,549	(807)	(271)
Total (charge)/credit to other comprehensive income, before tax	7,281	(1,523)	(5,155)
(Charge)/credit to income tax (see Note 4)	(2,336)	393	1,495
(Charge)/credit to investment in equity companies	49	(49)	(30)
(Charge)/credit to other comprehensive income including noncontrolling
interests, after tax	4,994	(1,179)	(3,690)
Charge/(credit) to equity of noncontrolling interests	(279)	(124)	288
(Charge)/credit to other comprehensive income attributable to ExxonMobil	4,715	(1,303)	(3,402)

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

Studies are periodically conducted to establish the preferred target asset allocation percentages. The target asset allocation for the U.S. benefit plans is 50 percent equity securities and 50 percent debt securities. The target asset allocation for the non-U.S. plans in aggregate is 49 percent equity securities and 51 percent debt securities. The equity targets for the U.S. and non-U.S. plans include an allocation to private equity partnerships that primarily focus on early-stage venture capital of 5 percent and 3 percent, respectively.

The fair value measurement levels are accounting terms that refer to different methods of valuing assets. The terms do not represent the relative risk or credit quality of an investment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2013 fair value of the benefit plan assets, including the level within the fair value hierarchy, is shown in the tables below:

	U.S. Pension						Non-U.S. Pension
	Fair Value Measurement						Fair Value Measurement
	at December 31, 2013, Using:						at December 31, 2013, Using:
	Quoted						Quoted
	Prices						Prices
	in Active	Significant					in Active		Significant
	Markets for	Other	Significant				Markets for		Other	Significant
	Identical	Observable	Unobservable				Identical		Observable	Unobservable
	Assets	Inputs		Inputs			Assets		Inputs		Inputs
	(Level 1)	(Level 2)		(Level 3)		Total	(Level 1)		(Level 2)		(Level 3)		Total
	(millions of dollars)
Asset category:
Equity securities
U.S.	-	2,514	(1)	-		2,514	-		3,046	(1)	-		3,046
Non-U.S.	-	2,622	(1)	-		2,622	294	(2)	5,608	(1)	-		5,902
Private equity	-	-		523	(3)	523	-		-		502	(3)	502
Debt securities
Corporate	-	3,430	(4)	-		3,430	-		2,125	(4)	-		2,125
Government	-	2,056	(4)	-		2,056	272	(5)	7,100	(4)	-		7,372
Asset-backed	-	6	(4)	-		6	-		103	(4)	-		103
Real estate funds	-	-		-		-	-		-		136	(6)	136
Cash	-	27	(7)	-		27	57		20	(8)	-		77
Total at fair value	-	10,655		523		11,178	623		18,002		638		19,263
Insurance contracts
at contract value						12							20
Total plan assets						11,190							19,283

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

(6)   For real estate funds, fair value is based on appraised values developed using comparable market transactions.

(7)   For cash balances held in the form of short-term fund units that are redeemable at the measurement date, the fair value is treated as a Level 2 input.

(8)   For cash balances that are subject to withdrawal penalties or other adjustments, the fair value is treated as a Level 2 input.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Other Postretirement
	Fair Value Measurement
	at December 31, 2013, Using:
	Quoted
	Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(millions of dollars)
Asset category:
Equity securities
U.S.	-	157 (1)	-	157
Non-U.S.	-	149 (1)	-	149
Private equity	-	-	9 (2)	9
Debt securities
Corporate	-	129 (3)	-	129
Government	-	168 (3)	-	168
Asset-backed	-	4 (3)	-	4
Cash	-	4	-	4
Total at fair value	-	611	9	620

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

(3)     For corporate, government and asset-backed debt securities, fair value is based on observable inputs of comparable market transactions.

The change in the fair value in 2013 of Level 3 assets that use significant unobservable inputs to measure fair value is shown in the table below:

	2013
	Pension			Other
	U.S.	Non-U.S.		Postretirement

	Private	Private	Real	Private
	Equity	Equity	Estate	Equity
	(millions of dollars)

Fair value at January 1	489	448	293	7
Net realized gains/(losses)	(1)	11	(13)	-
Net unrealized gains/(losses)	86	57	10	3
Net purchases/(sales)	(51)	(14)	(154)	(1)
Fair value at December 31	523	502	136	9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2012 fair value of the benefit plan assets, including the level within the fair value hierarchy, is shown in the tables below:

	U.S. Pension						Non-U.S. Pension
	Fair Value Measurement						Fair Value Measurement
	at December 31, 2012, Using:						at December 31, 2012, Using:
	Quoted						Quoted
	Prices						Prices
	in Active	Significant					in Active	Significant
	Markets for	Other	Significant				Markets for		Other	Significant
	Identical	Observable	Unobservable				Identical	Observable		Unobservable
	Assets	Inputs		Inputs			Assets		Inputs		Inputs
	(Level 1)	(Level 2)		(Level 3)		Total	(Level 1)		(Level 2)		(Level 3)		Total
	(millions of dollars)
Asset category:
Equity securities
U.S.	-	2,600	(1)	-		2,600	-		2,671	(1)	-		2,671
Non-U.S.	-	3,227	(1)	-		3,227	203	(2)	5,308	(1)	-		5,511
Private equity	-	-		489	(3)	489	-		-		448	(3)	448
Debt securities
Corporate	-	3,872	(4)	-		3,872	-		2,005	(4)	-		2,005
Government	-	2,223	(4)	-		2,223	271	(5)	6,643	(4)	-		6,914
Asset-backed	-	10	(4)	-		10	-		100	(4)	-		100
Real estate funds	-	-		-		-	-		-		293	(6)	293
Cash	-	198	(7)	-		198	93		35	(8)	-		128
Total at fair value	-	12,130		489		12,619	567		16,762		741		18,070
Insurance contracts
at contract value						13							20
Total plan assets						12,632							18,090

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

(6)   For real estate funds, fair value is based on appraised values developed using comparable market transactions.

(7)   For cash balances held in the form of short-term fund units that are redeemable at the measurement date, the fair value is treated as a Level 2 input.

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

(3)   For corporate, government and asset-backed debt securities, fair value is based on observable inputs of comparable market transactions.

The change in the fair value in 2012 of Level 3 assets that use significant unobservable inputs to measure fair value is shown in the table below:

	2012
	Pension			Other
	U.S.	Non-U.S.		Postretirement
	Private	Private	Real	Private
	Equity	Equity	Estate	Equity
	(millions of dollars)

Fair value at January 1	458	393	397	7
Net realized gains/(losses)	2	2	(14)	-
Net unrealized gains/(losses)	41	22	(1)	-
Net purchases/(sales)	(12)	31	(89)	-
Fair value at December 31	489	448	293	7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of pension plans with an accumulated benefit obligation in excess of plan assets is shown in the table below:

	Pension Benefits
	U.S.		Non-U.S.
	2013	2012	2013	2012
	(millions of dollars)
For funded pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	14,737	17,070	891	9,422
Accumulated benefit obligation	12,342	14,171	689	8,184
Fair value of plan assets	11,189	12,631	611	7,048

For unfunded pension plans:
Projected benefit obligation	2,567	2,709	7,133	7,333
Accumulated benefit obligation	1,647	1,731	6,070	6,103

			Other
	Pension Benefits		Postretirement
	U.S.	Non-U.S.	Benefits
	(millions of dollars)
Estimated 2014 amortization from accumulated other comprehensive income:
Net actuarial loss/(gain) (1)	827	649	118
Prior service cost (2)	8	122	14

(1)   The Corporation amortizes the net balance of actuarial losses/(gains) as a component of net periodic benefit cost over the average remaining service period of active plan participants.

(2)   The Corporation amortizes prior service cost on a straight-line basis as permitted under authoritative guidance for defined benefit pension and other postretirement benefit plans.

	Pension Benefits		Other Postretirement Benefits
				Medicare
	U.S.	Non-U.S.	Gross	Subsidy Receipt
	(millions of dollars)

Contributions expected in 2014	1,400	800	-	-
Benefit payments expected in:
2014	1,540	1,279	458	23
2015	1,520	1,293	473	24
2016	1,501	1,348	485	26
2017	1,467	1,383	496	27
2018	1,387	1,423	505	28
2019 - 2023	6,519	7,480	2,608	162

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In corporate and financing activities, interest revenue relates to interest earned on cash deposits and marketable securities. Interest expense includes non-debt-related interest expense of $202 million and $165 million in 2012 and 2011, respectively. For 2013, non-debt-related interest expense was a net credit of $123 million, primarily reflecting the effect of credits from the favorable resolution of prior year tax positions.

							Corporate
	Upstream		Downstream		Chemical		and	Corporate
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	Financing	Total
	(millions of dollars)
As of December 31, 2013
Earnings after income tax	4,191	22,650	2,199	1,250	2,755	1,073	(1,538)	32,580
Earnings of equity companies above	1,576	11,627	(460)	22	189	1,422	(449)	13,927
Sales and other operating revenue (1)	13,712	25,349	123,802	218,904	15,295	23,753	21	420,836
Intersegment revenue	8,343	45,761	20,781	52,624	11,993	8,232	285	-
Depreciation and depletion expense	5,170	8,277	633	1,390	378	632	702	17,182
Interest revenue	-	-	-	-	-	-	87	87
Interest expense	30	26	7	8	1	-	(63)	9
Income taxes	2,197	21,554	721	481	989	363	(2,042)	24,263
Additions to property, plant and equipment	7,480	26,075	616	1,072	840	272	1,386	37,741
Investments in equity companies	4,975	9,740	62	1,749	217	3,103	(227)	19,619
Total assets	88,698	157,465	19,261	40,661	7,816	19,659	13,248	346,808

As of December 31, 2012
Earnings after income tax	3,925	25,970	3,575	9,615	2,220	1,678	(2,103)	44,880
Earnings of equity companies above	1,759	11,900	6	387	183	1,267	(492)	15,010
Sales and other operating revenue (1)	11,039	27,673	125,088	248,959	14,723	24,003	24	451,509
Intersegment revenue	8,764	47,507	20,963	62,130	12,409	9,750	258	-
Depreciation and depletion expense	5,104	7,340	594	1,280	376	508	686	15,888
Interest revenue	-	-	-	-	-	-	117	117
Interest expense	37	13	3	36	-	(1)	239	327
Income taxes	2,025	25,362	1,811	1,892	755	232	(1,032)	31,045
Additions to property, plant and equipment	9,697	21,769	480	1,153	338	659	1,083	35,179
Investments in equity companies	4,020	9,147	195	2,069	233	3,143	(277)	18,530
Total assets	86,146	140,848	18,451	40,956	7,238	18,886	21,270	333,795

As of December 31, 2011
Earnings after income tax	5,096	29,343	2,268	2,191	2,215	2,168	(2,221)	41,060
Earnings of equity companies above	2,045	11,768	7	353	198	1,365	(447)	15,289
Sales and other operating revenue (1)	14,023	32,419	120,844	257,779	15,466	26,476	22	467,029
Intersegment revenue	9,807	49,910	18,489	73,549	12,226	10,563	262	-
Depreciation and depletion expense	4,879	7,021	650	1,560	380	458	635	15,583
Interest revenue	-	-	-	-	-	-	135	135
Interest expense	30	36	10	24	2	(1)	146	247
Income taxes	2,852	25,755	1,123	696	1,027	465	(867)	31,051
Additions to property, plant and equipment	10,887	18,934	400	1,334	241	910	932	33,638
Investments in equity companies	2,963	8,439	210	1,358	253	3,973	(228)	16,968
Total assets	82,900	127,977	18,354	51,132	7,245	19,862	23,582	331,052

(1)     Sales and other operating revenue includes sales-based taxes of $30,589 million for 2013, $32,409 million for 2012 and $33,503 million for 2011. See Note 1, Summary of Accounting Policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic

Sales and other operating revenue (1)	2013	2012	2011
	(millions of dollars)

United States	152,820	150,865	150,343
Non-U.S.	268,016	300,644	316,686
Total	420,836	451,509	467,029

Significant non-U.S. revenue sources include:
Canada	35,924	34,325	34,626
United Kingdom	34,061	33,600	34,833
Belgium	20,973	23,567	26,926
Italy	19,273	18,228	16,288
France	18,444	19,601	18,510
Germany	15,701	15,871	17,034
Singapore	15,623	14,606	14,400
Japan	124	14,162	31,925

 (1)  Sales and other operating revenue includes sales-based taxes of $30,589 million for 2013, $32,409 million for 2012 and $33,503 million for 2011. See Note 1, Summary of Accounting Policies.

Long-lived assets	2013	2012	2011
	(millions of dollars)

United States	98,271	94,336	91,146
Non-U.S.	145,379	132,613	123,518
Total	243,650	226,949	214,664

Significant non-U.S. long-lived assets include:
Canada	41,522	31,979	24,458
Australia	14,258	13,415	9,474
Nigeria	12,343	12,216	11,806
Singapore	9,570	9,700	9,285
Kazakhstan	8,530	7,785	7,022
Angola	8,262	8,238	10,395
Norway	6,542	7,040	6,039
Papua New Guinea	5,768	4,599	3,013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Income, Sales-Based and Other Taxes

		2013			2012			2011
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
				(millions of dollars)
Income tax expense
Federal and non-U.S.
Current	1,073	22,115	23,188	1,791	25,650	27,441	1,547	28,849	30,396
Deferred - net	(116)	757	641	1,097	1,816	2,913	1,577	(1,417)	160
U.S. tax on non-U.S. operations	37	-	37	89	-	89	15	-	15
Total federal and non-U.S.	994	22,872	23,866	2,977	27,466	30,443	3,139	27,432	30,571
State	397	-	397	602	-	602	480	-	480
Total income tax expense	1,391	22,872	24,263	3,579	27,466	31,045	3,619	27,432	31,051
Sales-based taxes	5,992	24,597	30,589	5,785	26,624	32,409	5,652	27,851	33,503
All other taxes and duties
Other taxes and duties	955	32,275	33,230	1,406	34,152	35,558	1,539	38,434	39,973
Included in production and
manufacturing expenses	1,318	1,182	2,500	1,242	1,308	2,550	1,342	1,425	2,767
Included in SG&A expenses	150	516	666	154	595	749	181	623	804
Total other taxes and duties	2,423	33,973	36,396	2,802	36,055	38,857	3,062	40,482	43,544
Total	9,806	81,442	91,248	12,166	90,145	102,311	12,333	95,765	108,098

All other taxes and duties include taxes reported in production and manufacturing and selling, general and administrative (SG&A) expenses. The above provisions for deferred income taxes include net credits of $310 million in 2013 and $330 million in 2011 and a net charge of $244 million in 2012 for the effect of changes in tax laws and rates.

The reconciliation between income tax expense and a theoretical U.S. tax computed by applying a rate of 35 percent for 2013, 2012 and 2011 is as follows:

	2013	2012	2011
	(millions of dollars)
Income before income taxes
United States	9,746	11,222	11,511
Non-U.S.	47,965	67,504	61,746
Total	57,711	78,726	73,257
Theoretical tax	20,199	27,554	25,640
Effect of equity method of accounting	(4,874)	(5,254)	(5,351)
Non-U.S. taxes in excess of theoretical U.S. tax	10,528	8,434	10,385
U.S. tax on non-U.S. operations	37	89	15
State taxes, net of federal tax benefit	258	391	312
Other	(1,885)	(169)	50
Total income tax expense	24,263	31,045	31,051

Effective tax rate calculation
Income taxes	24,263	31,045	31,051
ExxonMobil share of equity company income taxes	6,061	5,859	5,603
Total income taxes	30,324	36,904	36,654
Net income including noncontrolling interests	33,448	47,681	42,206
Total income before taxes	63,772	84,585	78,860

Effective income tax rate	48%	44%	46%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

Deferred tax liabilities/(assets) are comprised of the following at December 31:

Tax effects of temporary differences for:	2013	2012
	(millions of dollars)

Property, plant and equipment	50,884	48,720
Other liabilities	3,474	3,680
Total deferred tax liabilities	54,358	52,400

Pension and other postretirement benefits	(6,573)	(8,041)
Asset retirement obligations	(6,083)	(5,826)
Tax loss carryforwards	(3,393)	(2,989)
Other assets	(6,246)	(6,135)
Total deferred tax assets	(22,295)	(22,991)

Asset valuation allowances	2,491	1,615
Net deferred tax liabilities	34,554	31,024

Deferred income tax (assets) and liabilities are included in the balance sheet as shown below. Deferred income tax (assets) and liabilities are classified as current or long term consistent with the classification of the related temporary difference – separately by tax jurisdiction.

Balance sheet classification	2013	2012
	(millions of dollars)

Other current assets	(3,575)	(3,540)
Other assets, including intangibles, net	(2,822)	(3,269)
Accounts payable and accrued liabilities	421	263
Deferred income tax liabilities	40,530	37,570
Net deferred tax liabilities	34,554	31,024

The Corporation had $47 billion of indefinitely reinvested, undistributed earnings from subsidiary companies outside the U.S. Unrecognized deferred taxes on remittance of these funds are not expected to be material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized Tax Benefits. The Corporation is subject to income taxation in many jurisdictions around the world. Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions through negotiations with the relevant tax authorities or through litigation will take many years to complete. It is difficult to predict the timing of resolution for tax positions since such timing is not entirely within the control of the Corporation. It is reasonably possible that the total amount of unrecognized tax benefits could increase by up to 20 percent in the next 12 months, with no material impact on near-term earnings. Given the long time periods involved in resolving tax positions, the Corporation does not expect that the recognition of unrecognized tax benefits will have a material impact on the Corporation’s effective income tax rate in any given year.

The following table summarizes the movement in unrecognized tax benefits.

Gross unrecognized tax benefits	2013	2012	2011
	(millions of dollars)

Balance at January 1	7,663	4,922	4,148
Additions based on current year's tax positions	1,460	1,662	822
Additions for prior years' tax positions	464	2,559	451
Reductions for prior years' tax positions	(249)	(535)	(329)
Reductions due to lapse of the statute of limitations	(588)	(79)	-
Settlements with tax authorities	(849)	(855)	(145)
Foreign exchange effects/other	(63)	(11)	(25)
Balance at December 31	7,838	7,663	4,922

The additions and reductions in unrecognized tax benefits shown above include effects related to net income and equity, and timing differences for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The 2013, 2012 and 2011 changes in unrecognized tax benefits did not have a material effect on the Corporation’s net income or cash flow.

The following table summarizes the tax years that remain subject to examination by major tax jurisdiction:

Country of Operation	Open Tax Years
Abu Dhabi	2006 - 2013
Angola	2009 - 2013
Australia:	2000 - 2003
2005
2008 - 2013
Canada	2006 - 2013
Equatorial Guinea	2007 - 2013
Malaysia	2007 - 2013
Nigeria	1998 - 2013
Norway	2000 - 2013
Qatar	2007 - 2013
Russia	2010 - 2013
United Kingdom	2010 - 2013
United States	2006 - 2013

The Corporation classifies interest on income tax-related balances as interest expense or interest income and classifies tax-related penalties as operating expense.

For 2013, the Corporation’s net interest expense was a credit of $207 million, reflecting the effect of credits from the favorable resolution of prior year tax positions. The Corporation incurred $46 million and $62 million in interest expense on income tax reserves in 2012 and 2011, respectively. The related interest payable balances were $156 million and $385 million at December 31, 2013, and 2012, respectively.

SUPPLEMENTAL INFORMATION  ON  OIL  AND  GAS  EXPLORATION  AND  PRODUCTION  ACTIVITIES  (unaudited)

The results of operations for producing activities shown below do not include earnings from other activities that ExxonMobil includes in the Upstream function, such as oil and gas transportation operations, LNG liquefaction and transportation operations, coal and power operations, technical service agreements, other nonoperating activities and adjustments for noncontrolling interests. These excluded amounts for both consolidated and equity companies totaled $886 million in 2013, $2,832 million in 2012, and $2,600 million in 2011. Oil sands mining operations are included in the results of operations in accordance with Securities and Exchange Commission and Financial Accounting Standards Board rules.

		Canada/
	United	South				Australia/
Results of Operations	States	America	Europe	Africa	Asia	Oceania	Total
	(millions of dollars)
Consolidated Subsidiaries
2013 - Revenue
Sales to third parties	8,371	2,252	5,649	3,079	5,427	730	25,508
Transfers	6,505	5,666	5,654	15,738	8,936	1,405	43,904
	14,876	7,918	11,303	18,817	14,363	2,135	69,412
Production costs excluding taxes	4,191	3,965	2,859	2,396	1,763	654	15,828
Exploration expenses	394	386	245	288	571	92	1,976
Depreciation and depletion	4,926	989	1,881	3,269	1,680	334	13,079
Taxes other than income	1,566	94	474	1,583	1,794	427	5,938
Related income tax	1,788	542	4,124	6,841	5,709	202	19,206
Results of producing activities for consolidated
subsidiaries	2,011	1,942	1,720	4,440	2,846	426	13,385

Equity Companies
2013 - Revenue
Sales to third parties	1,320	-	6,768	-	21,463	-	29,551
Transfers	1,034	-	64	-	6,091	-	7,189
	2,354	-	6,832	-	27,554	-	36,740
Production costs excluding taxes	551	-	459	-	660	-	1,670
Exploration expenses	19	-	15	-	426	-	460
Depreciation and depletion	207	-	169	-	955	-	1,331
Taxes other than income	51	-	3,992	-	7,352	-	11,395
Related income tax	-	-	832	-	8,482	-	9,314
Results of producing activities for equity companies	1,526	-	1,365	-	9,679	-	12,570

Total results of operations	3,537	1,942	3,085	4,440	12,525	426	25,955

		Canada/
	United	South				Australia/
Results of Operations	States	America	Europe	Africa	Asia	Oceania	Total
	(millions of dollars)
Consolidated Subsidiaries
2012 - Revenue
Sales to third parties	6,977	1,804	5,835	3,672	6,536	1,275	26,099
Transfers	6,996	5,457	6,366	16,905	9,241	932	45,897
	13,973	7,261	12,201	20,577	15,777	2,207	71,996
Production costs excluding taxes	4,044	3,079	2,443	2,395	1,606	488	14,055
Exploration expenses	391	292	274	234	513	136	1,840
Depreciation and depletion	4,862	848	1,559	2,879	1,785	264	12,197
Taxes other than income	1,963	89	513	1,702	2,248	446	6,961
Related income tax	1,561	720	5,413	8,091	6,616	281	22,682
Results of producing activities for consolidated
subsidiaries	1,152	2,233	1,999	5,276	3,009	592	14,261

Equity Companies
2012 - Revenue
Sales to third parties	1,284	-	6,380	-	20,017	-	27,681
Transfers	1,108	-	67	-	5,693	-	6,868
	2,392	-	6,447	-	25,710	-	34,549
Production costs excluding taxes	467	-	369	-	484	-	1,320
Exploration expenses	9	-	17	-	-	-	26
Depreciation and depletion	176	-	152	-	676	-	1,004
Taxes other than income	42	-	3,569	-	6,658	-	10,269
Related income tax	-	-	894	-	8,234	-	9,128
Results of producing activities for equity companies	1,698	-	1,446	-	9,658	-	12,802

Total results of operations	2,850	2,233	3,445	5,276	12,667	592	27,063

Consolidated Subsidiaries
2011 - Revenue
Sales to third parties	8,579	1,056	8,050	3,507	6,813	1,061	29,066
Transfers	8,190	7,022	7,694	16,704	9,388	1,213	50,211
	16,769	8,078	15,744	20,211	16,201	2,274	79,277
Production costs excluding taxes	4,107	2,751	2,722	2,608	1,672	497	14,357
Exploration expenses	268	290	599	233	618	73	2,081
Depreciation and depletion	4,664	980	1,928	2,159	1,680	236	11,647
Taxes other than income	2,157	79	631	2,055	2,164	295	7,381
Related income tax	2,445	969	6,842	7,888	6,026	353	24,523
Results of producing activities for consolidated
subsidiaries	3,128	3,009	3,022	5,268	4,041	820	19,288

Equity Companies
2011 - Revenue
Sales to third parties	1,356	-	5,580	-	18,855	-	25,791
Transfers	1,163	-	103	-	5,666	-	6,932
	2,519	-	5,683	-	24,521	-	32,723
Production costs excluding taxes	482	-	315	-	378	-	1,175
Exploration expenses	10	-	13	-	-	-	23
Depreciation and depletion	151	-	160	-	576	-	887
Taxes other than income	36	-	2,995	-	6,173	-	9,204
Related income tax	-	-	847	-	8,036	-	8,883
Results of producing activities for equity companies	1,840	-	1,353	-	9,358	-	12,551

Total results of operations	4,968	3,009	4,375	5,268	13,399	820	31,839

Oil and Gas Exploration and Production Costs

The amounts shown for net capitalized costs of consolidated subsidiaries are $13,667 million less at year-end 2013 and $10,643 million less at year-end 2012 than the amounts reported as investments in property, plant and equipment for the Upstream in Note 9. This is due to the exclusion from capitalized costs of certain transportation and research assets and assets relating to LNG operations. Assets related to oil sands and oil shale mining operations are included in the capitalized costs in accordance with Financial Accounting Standards Board rules.

			Canada/
		United	South				Australia/
Capitalized Costs		States	America	Europe	Africa	Asia	Oceania	Total
		(millions of dollars)
Consolidated Subsidiaries
As of December 31, 2013
Property (acreage) costs	- Proved	13,881	3,595	188	874	1,620	863	21,021
	- Unproved	23,945	5,390	61	583	701	146	30,826
Total property costs		37,826	8,985	249	1,457	2,321	1,009	51,847
Producing assets		74,743	34,487	44,161	40,424	30,082	7,973	231,870
Incomplete construction		5,640	11,811	2,219	5,913	8,387	4,194	38,164
Total capitalized costs		118,209	55,283	46,629	47,794	40,790	13,176	321,881
Accumulated depreciation and depletion		39,505	16,827	35,108	24,570	17,455	4,529	137,994
Net capitalized costs for consolidated subsidiaries		78,704	38,456	11,521	23,224	23,335	8,647	183,887

Equity Companies
As of December 31, 2013
Property (acreage) costs	- Proved	77	-	5	-	-	-	82
	- Unproved	40	-	-	-	17	-	57
Total property costs		117	-	5	-	17	-	139
Producing assets		5,206	-	6,039	-	8,397	-	19,642
Incomplete construction		416	-	201	-	1,452	-	2,069
Total capitalized costs		5,739	-	6,245	-	9,866	-	21,850
Accumulated depreciation and depletion		1,646	-	4,778	-	4,706	-	11,130
Net capitalized costs for equity companies		4,093	-	1,467	-	5,160	-	10,720

Consolidated Subsidiaries
As of December 31, 2012
Property (acreage) costs	- Proved	12,081	3,911	198	874	1,610	971	19,645
	- Unproved	25,769	1,456	89	430	710	162	28,616
Total property costs		37,850	5,367	287	1,304	2,320	1,133	48,261
Producing assets		70,603	21,947	44,068	37,921	23,230	6,910	204,679
Incomplete construction		4,840	18,726	1,589	5,070	12,654	5,988	48,867
Total capitalized costs		113,293	46,040	45,944	44,295	38,204	14,031	301,807
Accumulated depreciation and depletion		36,346	17,357	34,267	21,285	16,599	4,801	130,655
Net capitalized costs for consolidated subsidiaries		76,947	28,683	11,677	23,010	21,605	9,230	171,152

Equity Companies
As of December 31, 2012
Property (acreage) costs	- Proved	76	-	5	-	-	-	81
	- Unproved	39	-	-	-	-	-	39
Total property costs		115	-	5	-	-	-	120
Producing assets		4,216	-	5,736	-	8,169	-	18,121
Incomplete construction		304	-	118	-	822	-	1,244
Total capitalized costs		4,635	-	5,859	-	8,991	-	19,485
Accumulated depreciation and depletion		1,447	-	4,494	-	3,744	-	9,685
Net capitalized costs for equity companies		3,188	-	1,365	-	5,247	-	9,800

Oil and Gas Exploration and Production Costs (continued)

The amounts reported as costs incurred include both capitalized costs and costs charged to expense during the year. Costs incurred also include new asset retirement obligations established in the current year, as well as increases or decreases to the asset retirement obligation resulting from changes in cost estimates or abandonment date. Total consolidated costs incurred in 2013 were $33,623 million, up $2,477 million from 2012, due primarily to higher property acquisition costs partially offset by lower exploration costs. 2012 costs were $31,146 million, up $392 million from 2011, due primarily to higher exploration and development costs partially offset by lower property acquisition costs. Total equity company costs incurred in 2013 were $2,342 million, up $938 million from 2012, due primarily to higher exploration and development costs.

			Canada/
Costs Incurred in Property Acquisitions,		United	South				Australia/
Exploration and Development Activities		States	America	Europe	Africa	Asia	Oceania	Total
		(millions of dollars)
During 2013
Consolidated Subsidiaries
Property acquisition costs	- Proved	93	67	-	-	47	-	207
	- Unproved	533	4,270	-	153	-	4	4,960
Exploration costs		557	485	277	361	598	111	2,389
Development costs		6,919	8,527	2,117	3,278	3,493	1,733	26,067
	Total costs incurred for consolidated subsidiaries	8,102	13,349	2,394	3,792	4,138	1,848	33,623

Equity Companies
Property acquisition costs	- Proved	2	-	-	-	-	-	2
	- Unproved	-	-	-	-	17	-	17
Exploration costs		60	-	29	-	494	-	583
Development costs		720	-	192	-	828	-	1,740
	Total costs incurred for equity companies	782	-	221	-	1,339	-	2,342

During 2012
Consolidated Subsidiaries
Property acquisition costs	- Proved	192	2	95	-	43	-	332
	- Unproved	1,717	74	24	15	-	31	1,861
Exploration costs		601	405	454	520	554	248	2,782
Development costs		7,172	7,601	2,637	3,081	3,347	2,333	26,171
	Total costs incurred for consolidated subsidiaries	9,682	8,082	3,210	3,616	3,944	2,612	31,146

Equity Companies
Property acquisition costs	- Proved	-	-	-	-	-	-	-
	- Unproved	14	-	-	-	-	-	14
Exploration costs		45	-	34	-	-	-	79
Development costs		504	-	156	-	651	-	1,311
	Total costs incurred for equity companies	563	-	190	-	651	-	1,404

During 2011
Consolidated Subsidiaries
Property acquisition costs	- Proved	259	-	-	-	96	-	355
	- Unproved	2,685	178	-	-	546	-	3,409
Exploration costs		465	372	640	303	518	154	2,452
Development costs		8,166	5,478	1,899	4,316	2,969	1,710	24,538
	Total costs incurred for consolidated subsidiaries	11,575	6,028	2,539	4,619	4,129	1,864	30,754

Equity Companies
Property acquisition costs	- Proved	-	-	-	-	-	-	-
	- Unproved	23	-	-	-	-	-	23
Exploration costs		19	-	32	-	-	-	51
Development costs		339	-	164	-	649	-	1,152
	Total costs incurred for equity companies	381	-	196	-	649	-	1,226

Oil and Gas Reserves

The following information describes changes during the years and balances of proved oil and gas reserves at year-end 2011, 2012, and 2013.

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

Reserves reported under production sharing and other nonconcessionary agreements are based on the economic interest as defined by the specific fiscal terms in the agreement. The production and reserves that we report for these types of arrangements typically vary inversely with oil and gas price changes. As oil and gas prices increase, the cash flow and value received by the company increase; however, the production volumes and reserves required to achieve this value will typically be lower because of the higher prices. When prices decrease, the opposite effect generally occurs. The percentage of total liquids and natural gas proved reserves (consolidated subsidiaries plus equity companies) at year-end 2013 that were associated with production sharing contract arrangements was 11 percent of liquids, 9 percent of natural gas and 10 percent on an oil-equivalent basis (gas converted to oil-equivalent at 6 billion cubic feet = 1 million barrels).

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

The changes between 2012 year-end proved reserves and 2013 year-end proved reserves reflect the extensions and discoveries in the United States and the Middle East.

Crude Oil, Natural Gas Liquids, Bitumen and Synthetic Oil Proved Reserves
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

(See  footnote on next page)

Crude Oil, Natural Gas Liquids, Bitumen and Synthetic Oil Proved Reserves (continued)
								Natural Gas
	Crude Oil							Liquids (1)	Bitumen	Synthetic Oil
	United	Canada/			Australia/				Canada/	Canada/
	States	S. Amer.	Europe	Africa	Asia	Oceania	Total	Worldwide	S. Amer.	S. Amer.	Total
	(millions of barrels)
Net proved developed and
undeveloped reserves of
consolidated subsidiaries
January 1, 2013	1,905	270	289	1,293	1,604	163	5,524	1,031	3,560	599	10,714
Revisions	21	20	13	13	411	3	481	(1)	124	4	608
Improved recovery	-	-	-	-	-	-	-	-	-	-	-
Purchases	15	15	-	-	-	-	30	27	-	-	57
Sales	(18)	-	-	-	-	-	(18)	(6)	-	-	(24)
Extensions/discoveries	188	-	-	52	262	-	502	39	-	-	541
Production	(103)	(21)	(57)	(165)	(114)	(11)	(471)	(67)	(54)	(24)	(616)
December 31, 2013	2,008	284	245	1,193	2,163	155	6,048	1,023	3,630	579	11,280

Proportional interest in proved
reserves of equity companies
January 1, 2013	340	-	28	-	1,260	-	1,628	474	-	-	2,102
Revisions	12	-	2	-	21	-	35	8	-	-	43
Improved recovery	-	-	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-	-	-
Extensions/discoveries	-	-	-	-	-	-	-	-	-	-	-
Production	(22)	-	(2)	-	(136)	-	(160)	(26)	-	-	(186)
December 31, 2013	330	-	28	-	1,145	-	1,503	456	-	-	1,959
Total liquids proved reserves
at December 31, 2013	2,338	284	273	1,193	3,308	155	7,551	1,479	3,630	579	13,239

(1)   Includes total proved reserves attributable to Imperial Oil Limited of 10 million barrels in 2011, 9 million barrels in 2012 and 11 million barrels in 2013, as well as proved developed reserves of 10 million barrels in 2011, 9 million barrels in 2012 and 9 million barrels in 2013, and in addition, proved undeveloped reserves of 2 million barrels in 2013, in which there is a 30.4 percent noncontrolling interest.

Crude Oil, Natural Gas Liquids, Bitumen and Synthetic Oil Proved Reserves (continued)
										Synthetic
	Crude Oil and Natural Gas Liquids								Bitumen	Oil
		Canada/							Canada/	Canada/
	United	South				Australia/			South	South
	States	Amer. (1)	Europe	Africa	Asia	Oceania	Total	Amer. (2)		Amer. (3)	Total
	(millions of barrels)
Proved developed reserves, as of
December 31, 2011
Consolidated subsidiaries	1,452	109	302	1,050	1,160	126	4,199		519	653	5,371
Equity companies	270	-	28	-	1,457	-	1,755		-	-	1,755

Proved undeveloped reserves, as of
December 31, 2011
Consolidated subsidiaries	567	26	74	625	727	136	2,155		2,587	-	4,742
Equity companies	83	-	1	-	276	-	360		-	-	360
Total liquids proved reserves at
December 31, 2011	2,372	135	405	1,675	3,620	262	8,469		3,106	653	12,228

Proved developed reserves, as of
December 31, 2012
Consolidated subsidiaries	1,489	124	268	1,004	1,080	116	4,081		543	599	5,223
Equity companies	264	-	28	-	1,423	-	1,715		-	-	1,715

Proved undeveloped reserves, as of
December 31, 2012
Consolidated subsidiaries	921	163	77	497	682	134	2,474		3,017	-	5,491
Equity companies	84	-	-	-	303	-	387		-	-	387
Total liquids proved reserves at
December 31, 2012	2,758	287	373	1,501	3,488	250	8,657		3,560	599	12,816

Proved developed reserves, as of
December 31, 2013
Consolidated subsidiaries	1,469	126	249	945	1,663	105	4,557		1,810	579	6,946
Equity companies	268	-	27	-	1,292	-	1,587		-	-	1,587

Proved undeveloped reserves, as of
December 31, 2013
Consolidated subsidiaries	1,068	177	51	449	638	131	2,514		1,820	-	4,334
Equity companies	77	-	1	-	294	-	372		-	-	372
Total liquids proved reserves at
December 31, 2013	2,882	303	328	1,394	3,887	236	9,030	(4)	3,630	579	13,239

(1)   Includes total proved reserves attributable to Imperial Oil Limited of 55 million barrels in 2011, 53 million barrels in 2012 and 62 million barrels in 2013, as well as proved developed reserves of 55 million barrels in 2011, 52 million barrels in 2012 and 55 million barrels in 2013, and in addition, proved undeveloped reserves of 1 million barrels in 2012 and 7 million barrels in 2013, in which there is a 30.4 percent noncontrolling interest.

(2)   Includes total proved reserves attributable to Imperial Oil Limited of 2,413 million barrels in 2011, 2,841 million barrels in 2012 and 2,867 million barrels in 2013, as well as proved developed reserves of 519 million barrels in 2011, 543 million barrels in 2012 and 1,417 million barrels in 2013, and in addition, proved undeveloped reserves of 1,894 million barrels in 2011, 2,298 million barrels in 2012 and 1,450 million barrels in 2013, in which there is a 30.4 percent noncontrolling interest.

(3)   Includes total proved reserves attributable to Imperial Oil Limited of 653 million barrels in 2011, 599 million barrels in 2012 and 579 million barrels in 2013, as well as proved developed reserves of 653 million barrels in 2011, 599 million barrels in 2012 and 579 million barrels in 2013, in which there is a 30.4 percent noncontrolling interest.

(4)   See previous pages for natural gas liquids proved reserves attributable to consolidated subsidiaries and equity companies. For additional information on natural gas liquids proved reserves see Item 2. Properties in ExxonMobil’s 2013 Form 10-K.

Natural Gas and Oil-Equivalent Proved Reserves
	Natural Gas
		Canada/						Oil-Equivalent
	United	South				Australia/		Total
	States	Amer. (1)	Europe	Africa	Asia	Oceania	Total	All Products (2)
	(billions of cubic feet)							(millions of oil-
								equivalent barrels)
Net proved developed and undeveloped
reserves of consolidated subsidiaries
January 1, 2011	25,994	1,258	4,042	908	7,260	7,351	46,813	17,220
Revisions	(236)	55	310	113	(231)	28	39	271
Improved recovery	-	-	-	-	-	-	-	-
Purchases	303	-	-	-	-	-	303	67
Sales	(32)	(347)	(140)	-	-	-	(519)	(138)
Extensions/discoveries	1,779	42	29	-	192	-	2,042	1,469
Production	(1,554)	(173)	(655)	(39)	(750)	(132)	(3,303)	(1,213)
December 31, 2011	26,254	835	3,586	982	6,471	7,247	45,375	17,676

Proportional interest in proved reserves
of equity companies
January 1, 2011	117	-	10,746	-	21,139	-	32,002	7,589
Revisions	1	-	53	-	(29)	-	25	10
Improved recovery	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-
Sales	(1)	-	(3)	-	-	-	(4)	(3)
Extensions/discoveries	-	-	13	-	627	-	640	144
Production	(5)	-	(640)	-	(1,171)	-	(1,816)	(484)
December 31, 2011	112	-	10,169	-	20,566	-	30,847	7,256
Total proved reserves at December 31, 2011	26,366	835	13,755	982	27,037	7,247	76,222	24,932

Net proved developed and undeveloped
reserves of consolidated subsidiaries
January 1, 2012	26,254	835	3,586	982	6,471	7,247	45,375	17,676
Revisions	(2,888)	168	168	2	(106)	465	(2,191)	(39)
Improved recovery	-	-	-	-	-	-	-	7
Purchases	503	-	6	-	-	-	509	304
Sales	(181)	(20)	(140)	(12)	-	-	(353)	(145)
Extensions/discoveries	4,045	95	184	-	59	-	4,383	1,490
Production	(1,518)	(153)	(555)	(43)	(579)	(144)	(2,992)	(1,124)
December 31, 2012	26,215	925	3,249	929	5,845	7,568	44,731	18,169

Proportional interest in proved reserves
of equity companies
January 1, 2012	112	-	10,169	-	20,566	-	30,847	7,256
Revisions	49	-	17	-	252	-	318	198
Improved recovery	-	-	-	-	-	-	-	16
Purchases	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-
Extensions/discoveries	-	-	-	-	-	-	-	-
Production	(6)	-	(651)	-	(1,148)	-	(1,805)	(475)
December 31, 2012	155	-	9,535	-	19,670	-	29,360	6,995
Total proved reserves at December 31, 2012	26,370	925	12,784	929	25,515	7,568	74,091	25,164

(See footnotes on next page)

Natural Gas and Oil-Equivalent Proved Reserves (continued)
	Natural Gas
		Canada/						Oil-Equivalent
	United	South				Australia/		Total
	States	Amer. (1)	Europe	Africa	Asia	Oceania	Total	All Products (2)
	(billions of cubic feet)							(millions of oil-
								equivalent barrels)
Net proved developed and undeveloped
reserves of consolidated subsidiaries
January 1, 2013	26,215	925	3,249	929	5,845	7,568	44,731	18,169
Revisions	79	(56)	61	(22)	364	86	512	693
Improved recovery	-	-	-	-	-	-	-	-
Purchases	153	522	-	-	-	-	675	170
Sales	(106)	(8)	-	-	-	-	(114)	(43)
Extensions/discoveries	1,083	2	-	-	14	-	1,099	724
Production	(1,404)	(150)	(500)	(40)	(489)	(139)	(2,722)	(1,069)
December 31, 2013	26,020	1,235	2,810	867	5,734	7,515	44,181	18,644

Proportional interest in proved reserves
of equity companies
January 1, 2013	155	-	9,535	-	19,670	-	29,360	6,995
Revisions	135	-	58	-	9	-	202	77
Improved recovery	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-
Extensions/discoveries	1	-	8	-	-	-	9	2
Production	(10)	-	(717)	-	(1,165)	-	(1,892)	(502)
December 31, 2013	281	-	8,884	-	18,514	-	27,679	6,572

Total proved reserves at December 31, 2013	26,301	1,235	11,694	867	24,248	7,515	71,860	25,216

(1)   Includes total proved reserves attributable to Imperial Oil Limited of 422 billion cubic feet in 2011, 488 billion cubic feet in 2012 and 678 billion cubic feet in 2013, as well as proved developed reserves of 360 billion cubic feet in 2011, 374 billion cubic feet in 2012 and 368 billion cubic feet in 2013, and in addition, proved undeveloped reserves of 62 billion cubic feet in 2011, 114 billion cubic feet in 2012 and 310 billion cubic feet in 2013, in which there is a 30.4 percent noncontrolling interest.

(2)   Natural gas is converted to oil-equivalent basis at six million cubic feet per one thousand barrels.

Natural Gas and Oil-Equivalent Proved Reserves (continued)
	Natural Gas
		Canada/						Oil-Equivalent
	United	South				Australia/		Total
	States	Amer. (1)	Europe	Africa	Asia	Oceania	Total	All Products (2)
	(billions of cubic feet)							(millions of oil-
								equivalent barrels)
Proved developed reserves, as of
December 31, 2011
Consolidated subsidiaries	15,450	658	3,041	853	5,762	1,070	26,834	9,843
Equity companies	83	-	7,588	-	19,305	-	26,976	6,251

Proved undeveloped reserves, as of
December 31, 2011
Consolidated subsidiaries	10,804	177	545	129	709	6,177	18,541	7,833
Equity companies	29	-	2,581	-	1,261	-	3,871	1,005

Total proved reserves at December 31, 2011	26,366	835	13,755	982	27,037	7,247	76,222	24,932

Proved developed reserves, as of
December 31, 2012
Consolidated subsidiaries	14,471	670	2,526	814	5,150	1,012	24,643	9,330
Equity companies	126	-	7,057	-	18,431	-	25,614	5,984

Proved undeveloped reserves, as of
December 31, 2012
Consolidated subsidiaries	11,744	255	723	115	695	6,556	20,088	8,839
Equity companies	29	-	2,478	-	1,239	-	3,746	1,011

Total proved reserves at December 31, 2012	26,370	925	12,784	929	25,515	7,568	74,091	25,164

Proved developed reserves, as of
December 31, 2013
Consolidated subsidiaries	14,655	664	2,189	779	5,241	969	24,497	11,029
Equity companies	197	-	6,852	-	17,288	-	24,337	5,643

Proved undeveloped reserves, as of
December 31, 2013
Consolidated subsidiaries	11,365	571	621	88	493	6,546	19,684	7,615
Equity companies	84	-	2,032	-	1,226	-	3,342	929

Total proved reserves at December 31, 2013	26,301	1,235	11,694	867	24,248	7,515	71,860	25,216

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

(1)   Includes discounted future net cash flows attributable to Imperial Oil Limited of $27,568 million in 2011, in which there is a 30.4 percent noncontrolling interest.

		Canada/
Standardized Measure of Discounted	United	South				Australia/
Future Cash Flows (continued)	States	America (1)	Europe	Africa	Asia	Oceania	Total
	(millions of dollars)
Consolidated Subsidiaries
As of December 31, 2012
Future cash inflows from sales of oil and gas	250,382	293,910	66,769	160,261	192,491	104,334	1,068,147
Future production costs	109,325	101,299	17,277	33,398	42,816	26,132	330,247
Future development costs	37,504	44,518	16,505	13,363	13,083	11,435	136,408
Future income tax expenses	43,772	34,692	23,252	63,246	75,261	21,405	261,628
Future net cash flows	59,781	113,401	9,735	50,254	61,331	45,362	339,864
Effect of discounting net cash flows at 10%	36,578	82,629	2,097	18,091	35,310	27,610	202,315
Discounted future net cash flows	23,203	30,772	7,638	32,163	26,021	17,752	137,549

Equity Companies
As of December 31, 2012
Future cash inflows from sales of oil and gas	36,043	-	93,563	-	348,026	-	477,632
Future production costs	7,040	-	64,988	-	112,980	-	185,008
Future development costs	3,708	-	2,569	-	10,780	-	17,057
Future income tax expenses	-	-	9,937	-	78,539	-	88,476
Future net cash flows	25,295	-	16,069	-	145,727	-	187,091
Effect of discounting net cash flows at 10%	14,741	-	8,133	-	76,979	-	99,853
Discounted future net cash flows	10,554	-	7,936	-	68,748	-	87,238

Total consolidated and equity interests in
standardized measure of discounted
future net cash flows	33,757	30,772	15,574	32,163	94,769	17,752	224,787

Consolidated Subsidiaries
As of December 31, 2013
Future cash inflows from sales of oil and gas	276,051	293,377	58,235	146,407	245,482	87,808	1,107,360
Future production costs	113,571	106,884	18,053	30,960	57,328	22,507	349,303
Future development costs	40,702	43,102	15,215	14,300	10,666	10,191	134,176
Future income tax expenses	50,144	31,901	17,186	53,766	117,989	16,953	287,939
Future net cash flows	71,634	111,490	7,781	47,381	59,499	38,157	335,942
Effect of discounting net cash flows at 10%	42,336	78,700	1,278	18,406	34,878	21,266	196,864
Discounted future net cash flows	29,298	32,790	6,503	28,975	24,621	16,891	139,078

Equity Companies
As of December 31, 2013
Future cash inflows from sales of oil and gas	34,957	-	82,539	-	324,666	-	442,162
Future production costs	8,231	-	60,518	-	107,656	-	176,405
Future development costs	3,675	-	2,994	-	8,756	-	15,425
Future income tax expenses	-	-	7,237	-	70,887	-	78,124
Future net cash flows	23,051	-	11,790	-	137,367	-	172,208
Effect of discounting net cash flows at 10%	12,994	-	5,549	-	72,798	-	91,341
Discounted future net cash flows	10,057	-	6,241	-	64,569	-	80,867

Total consolidated and equity interests in
standardized measure of discounted
future net cash flows	39,355	32,790	12,744	28,975	89,190	16,891	219,945

(1)   Includes discounted future net cash flows attributable to Imperial Oil Limited of $24,690 million in 2012 and $25,160 million in 2013, in which there is a 30.4 percent noncontrolling interest.

Change in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

Consolidated and Equity Interests		2011
			Total
		Share of	Consolidated
	Consolidated	Equity Method	and Equity
	Subsidiaries	Investees	Interests
	(millions of dollars)

Discounted future net cash flows as of December 31, 2010	114,238	61,284	175,522

Value of reserves added during the year due to extensions, discoveries,
improved recovery and net purchases less related costs	6,608	309	6,917
Changes in value of previous-year reserves due to:
Sales and transfers of oil and gas produced during the year, net of
production (lifting) costs	(58,308)	(22,402)	(80,710)
Development costs incurred during the year	22,843	1,153	23,996
Net change in prices, lifting and development costs	79,435	46,304	125,739
Revisions of previous reserves estimates	10,462	3,127	13,589
Accretion of discount	16,802	7,196	23,998
Net change in income taxes	(39,836)	(10,411)	(50,247)
Total change in the standardized measure during the year	38,006	25,276	63,282

Discounted future net cash flows as of December 31, 2011	152,244	86,560	238,804

Consolidated and Equity Interests		2012
			Total
		Share of	Consolidated
	Consolidated	Equity Method	and Equity
	Subsidiaries	Investees	Interests
	(millions of dollars)

Discounted future net cash flows as of December 31, 2011	152,244	86,560	238,804

Value of reserves added during the year due to extensions, discoveries,
improved recovery and net purchases less related costs	7,952	531	8,483
Changes in value of previous-year reserves due to:
Sales and transfers of oil and gas produced during the year, net of
production (lifting) costs	(51,752)	(23,022)	(74,774)
Development costs incurred during the year	24,596	1,186	25,782
Net change in prices, lifting and development costs	(31,382)	5,656	(25,726)
Revisions of previous reserves estimates	3,876	7,018	10,894
Accretion of discount	19,676	8,846	28,522
Net change in income taxes	12,339	463	12,802
Total change in the standardized measure during the year	(14,695)	678	(14,017)

Discounted future net cash flows as of December 31, 2012	137,549	87,238	224,787

Change in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

Consolidated and Equity Interests (continued)		2013
			Total
		Share of	Consolidated
	Consolidated	Equity Method	and Equity
	Subsidiaries	Investees	Interests
	(millions of dollars)

Discounted future net cash flows as of December 31, 2012	137,549	87,238	224,787

Value of reserves added during the year due to extensions, discoveries,
improved recovery and net purchases less related costs	11,928	48	11,976
Changes in value of previous-year reserves due to:
Sales and transfers of oil and gas produced during the year, net of
production (lifting) costs	(48,742)	(23,757)	(72,499)
Development costs incurred during the year	24,821	1,389	26,210
Net change in prices, lifting and development costs	(32,423)	(5,296)	(37,719)
Revisions of previous reserves estimates	24,353	4,960	29,313
Accretion of discount	20,596	9,830	30,426
Net change in income taxes	996	6,455	7,451
Total change in the standardized measure during the year	1,529	(6,371)	(4,842)

Discounted future net cash flows as of December 31, 2013	139,078	80,867	219,945

OPERATING SUMMARY (unaudited)

	2013	2012	2011	2010	2009
Production of crude oil, natural gas liquids, bitumen and synthetic oil
Net production	(thousands of barrels daily)
United States	431	418	423	408	384
Canada/South America	280	251	252	263	267
Europe	190	207	270	335	379
Africa	469	487	508	628	685
Asia	784	772	808	730	607
Australia/Oceania	48	50	51	58	65
Worldwide	2,202	2,185	2,312	2,422	2,387

Natural gas production available for sale
Net production	(millions of cubic feet daily)
United States	3,545	3,822	3,917	2,596	1,275
Canada/South America	354	362	412	569	643
Europe	3,251	3,220	3,448	3,836	3,689
Africa	6	17	7	14	19
Asia	4,329	4,538	5,047	4,801	3,332
Australia/Oceania	351	363	331	332	315
Worldwide	11,836	12,322	13,162	12,148	9,273

	(thousands of oil-equivalent barrels daily)
Oil-equivalent production (1)	4,175	4,239	4,506	4,447	3,932

Refinery throughput	(thousands of barrels daily)
United States	1,819	1,816	1,784	1,753	1,767
Canada	426	435	430	444	413
Europe	1,400	1,504	1,528	1,538	1,548
Asia Pacific	779	998	1,180	1,249	1,328
Other Non-U.S.	161	261	292	269	294
Worldwide	4,585	5,014	5,214	5,253	5,350
Petroleum product sales (2)
United States	2,609	2,569	2,530	2,511	2,523
Canada	464	453	455	450	413
Europe	1,497	1,571	1,596	1,611	1,625
Asia Pacific and other Eastern Hemisphere	1,206	1,381	1,556	1,562	1,588
Latin America	111	200	276	280	279
Worldwide	5,887	6,174	6,413	6,414	6,428
Gasoline, naphthas	2,418	2,489	2,541	2,611	2,573
Heating oils, kerosene, diesel oils	1,838	1,947	2,019	1,951	2,013
Aviation fuels	462	473	492	476	536
Heavy fuels	431	515	588	603	598
Specialty petroleum products	738	750	773	773	708
Worldwide	5,887	6,174	6,413	6,414	6,428

Chemical prime product sales (3)	(thousands of metric tons)
United States	9,679	9,381	9,250	9,815	9,649
Non-U.S.	14,384	14,776	15,756	16,076	15,176
Worldwide	24,063	24,157	25,006	25,891	24,825

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

(3)   Prime product sales include ExxonMobil’s share of equity company volumes and finished-product transfers to the Downstream.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION

By:	/s/ REX W. TILLERSON
(Rex W. Tillerson, Chairman of the Board)

Dated February 26, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on February 26, 2014.

/s/ REX W. TILLERSON (Rex W. Tillerson)	Chairman of the Board (Principal Executive Officer)

/s/ MICHAEL J. BOSKIN (Michael J. Boskin)	Director

/s/ PETER BRABECK-LETMATHE (Peter Brabeck-Letmathe)	Director

/s/ URSULA M. BURNS (Ursula M. Burns)	Director

/s/ LARRY R. FAULKNER (Larry R. Faulkner)	Director

/s/ JAY S. FISHMAN (Jay S. Fishman)	Director
/s/ HENRIETTA H. FORE (Henrietta H. Fore)	Director

/s/ KENNETH C. FRAZIER (Kenneth C. Frazier)	Director

/s/ WILLIAM W. GEORGE (William W. George)	Director

/s/ SAMUEL J. PALMISANO (Samuel J. Palmisano)	Director

/s/ STEVEN S REINEMUND (Steven S Reinemund)	Director

/s/ WILLIAM C. WELDON (William C. Weldon)	Director

/s/ EDWARD E. WHITACRE, JR. (Edward E. Whitacre, Jr.)	Director

/s/ ANDREW P. SWIGER (Andrew P. Swiger)	Senior Vice President (Principal Financial Officer)

/s/ PATRICK T. MULVA (Patrick T. Mulva)	Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit	Description

3(i)

Restated Certificate of Incorporation, as restated November 30, 1999, and as further amended effective June 20, 2001 (incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

3(ii)	By-Laws, as revised to April 27, 2011 (incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K on April 29, 2011).

10(iii)(a.1)	2003 Incentive Program, as approved by shareholders May 28, 2003 (incorporated by reference to Exhibit 10(iii)(a.1) to the Registrant’s Annual Report on Form 10-K for 2012).*

10(iii)(a.2)	Extended Provisions for Restricted Stock Agreements (incorporated by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K of November 28, 2012).*

10(iii)(a.3)	Extended Provisions for Restricted Stock Unit Agreements – Settlement in Shares.*

10(iii)(a.4)	Standard Provisions for Restricted Stock Unit Agreements – Settlement in Cash.*

10(iii)(b.1)	Short Term Incentive Program, as amended.*

10(iii)(b.2)	Earnings Bonus Unit instrument.*

10(iii)(c.1)	ExxonMobil Supplemental Savings Plan.*

10(iii)(c.2)	ExxonMobil Supplemental Pension Plan.*

10(iii)(c.3)	ExxonMobil Additional Payments Plan.*

10(iii)(d)	ExxonMobil Executive Life Insurance and Death Benefit Plan (incorporated by reference to Exhibit 10(iii)(d) to the Registrant’s Annual Report on Form 10-K for 2011).*

10(iii)(f.1)	2004 Non-Employee Director Restricted Stock Plan.*

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

10(iii)(g.3)	1984 Mobil Compensation Management Retention Plan (incorporated by reference to Exhibit 10(iii)(g.3) to the Registrant’s Annual Report on Form 10-K for 2011).*

12	Computation of ratio of earnings to fixed charges.

14	Code of Ethics and Business Conduct.

21	Subsidiaries of the registrant.

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.

31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.

31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.

INDEX TO EXHIBITS – (continued)

Exhibit	Description

32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.

32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.

32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.

101	Interactive data files.

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