Form 10-Q
period 2014-03-31
EXXON MOBIL CORP
filed 2014-05-07
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2014
Common stock, without par value	4,294,374,730

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)

	Three Months Ended
	March 31,
	2014	2013
Revenues and other income
Sales and other operating revenue (1)	101,760	103,378
Income from equity affiliates	4,108	4,418
Other income	905	561
Total revenues and other income	106,773	108,357
Costs and other deductions
Crude oil and product purchases	58,314	59,449
Production and manufacturing expenses	10,088	9,736
Selling, general and administrative expenses	3,132	3,118
Depreciation and depletion	4,192	4,110
Exploration expenses, including dry holes	317	445
Interest expense	66	24
Sales-based taxes (1)	7,416	7,492
Other taxes and duties	8,021	7,945
Total costs and other deductions	91,546	92,319
Income before income taxes	15,227	16,038
Income taxes	5,857	6,277
Net income including noncontrolling interests	9,370	9,761
Net income attributable to noncontrolling interests	270	261
Net income attributable to ExxonMobil	9,100	9,500

Earnings per common share (dollars)	2.10	2.12

Earnings per common share - assuming dilution (dollars)	2.10	2.12

Dividends per common share (dollars)	0.63	0.57

(1) Sales-based taxes included in sales and other operating revenue	7,416	7,492

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended
	March 31,
	2014	2013

Net income including noncontrolling interests	9,370	9,761
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	(786)	(1,209)
Adjustment for foreign exchange translation (gain)/loss included in net income	82	-
Postretirement benefits reserves adjustment (excluding amortization)	(84)	65
Amortization and settlement of postretirement benefits reserves adjustment
included in net periodic benefit costs	316	444
Unrealized change in fair value of stock investments	(54)	-
Total other comprehensive income	(526)	(700)
Comprehensive income including noncontrolling interests	8,844	9,061
Comprehensive income attributable to noncontrolling interests	59	144
Comprehensive income attributable to ExxonMobil	8,785	8,917

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)

	Mar. 31,	Dec. 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	5,601	4,644
Cash and cash equivalents – restricted	204	269
Notes and accounts receivable – net	32,480	33,152
Inventories
Crude oil, products and merchandise	14,439	12,117
Materials and supplies	4,129	4,018
Other current assets	5,011	5,108
Total current assets	61,864	59,308
Investments, advances and long-term receivables	37,169	36,328
Property, plant and equipment – net	245,897	243,650
Other assets, including intangibles – net	8,103	7,522
Total assets	353,033	346,808

Liabilities
Current liabilities
Notes and loans payable	9,223	15,808
Accounts payable and accrued liabilities	52,109	48,085
Income taxes payable	8,776	7,831
Total current liabilities	70,108	71,724
Long-term debt	12,144	6,891
Postretirement benefits reserves	20,215	20,646
Deferred income tax liabilities	40,783	40,530
Long-term obligations to equity companies	4,877	4,742
Other long-term obligations	22,015	21,780
Total liabilities	170,142	166,313

Commitments and contingencies (Note 2)

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	10,276	10,077
Earnings reinvested	393,800	387,432
Accumulated other comprehensive income	(11,040)	(10,725)
Common stock held in treasury
(3,725 million shares at Mar. 31, 2014 and
3,684 million shares at Dec. 31, 2013)	(216,638)	(212,781)
ExxonMobil share of equity	176,398	174,003
Noncontrolling interests	6,493	6,492
Total equity	182,891	180,495
Total liabilities and equity	353,033	346,808

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net income including noncontrolling interests	9,370	9,761
Depreciation and depletion	4,192	4,110
Changes in operational working capital, excluding cash and debt	2,452	2,321
All other items – net	(911)	(2,600)
Net cash provided by operating activities	15,103	13,592

Cash flows from investing activities
Additions to property, plant and equipment	(7,328)	(7,494)
Proceeds associated with sales of subsidiaries, property, plant and
equipment, and sales and returns of investments	1,111	360
Additional investments and advances	(457)	(3,032)
Other investing activities – net	368	112
Net cash used in investing activities	(6,306)	(10,054)

Cash flows from financing activities
Additions to long-term debt	5,500	5
Additions/(reductions) in short-term debt – net	(6,668)	1,587
Cash dividends to ExxonMobil shareholders	(2,732)	(2,561)
Cash dividends to noncontrolling interests	(58)	(105)
Changes in noncontrolling interests	-	(1)
Common stock acquired	(3,860)	(5,621)
Common stock sold	2	2
Net cash used in financing activities	(7,816)	(6,694)
Effects of exchange rate changes on cash	(24)	(212)
Increase/(decrease) in cash and cash equivalents	957	(3,368)
Cash and cash equivalents at beginning of period	4,644	9,582
Cash and cash equivalents at end of period	5,601	6,214

Supplemental Disclosures
Income taxes paid	4,145	7,220
Cash interest paid	87	105

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)

	ExxonMobil Share of Equity
			Accumulated
			Other	Common
			Compre-	Stock	ExxonMobil	Non-
	Common	Earnings	hensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity

Balance as of December 31, 2012	9,653	365,727	(12,184)	(197,333)	165,863	5,797	171,660
Amortization of stock-based awards	212	-	-	-	212	-	212
Tax benefits related to stock-based
awards	188	-	-	-	188	-	188
Other	(388)	-	-	-	(388)	241	(147)
Net income for the period	-	9,500	-	-	9,500	261	9,761
Dividends – common shares	-	(2,561)	-	-	(2,561)	(105)	(2,666)
Other comprehensive income	-	-	(583)	-	(583)	(117)	(700)
Acquisitions, at cost	-	-	-	(5,621)	(5,621)	(1)	(5,622)
Dispositions	-	-	-	391	391	-	391
Balance as of March 31, 2013	9,665	372,666	(12,767)	(202,563)	167,001	6,076	173,077

Balance as of December 31, 2013	10,077	387,432	(10,725)	(212,781)	174,003	6,492	180,495
Amortization of stock-based awards	201	-	-	-	201	-	201
Tax benefits related to stock-based
awards	3	-	-	-	3	-	3
Other	(5)	-	-	-	(5)	-	(5)
Net income for the period	-	9,100	-	-	9,100	270	9,370
Dividends – common shares	-	(2,732)	-	-	(2,732)	(58)	(2,790)
Other comprehensive income	-	-	(315)	-	(315)	(211)	(526)
Acquisitions, at cost	-	-	-	(3,860)	(3,860)	-	(3,860)
Dispositions	-	-	-	3	3	-	3
Balance as of March 31, 2014	10,276	393,800	(11,040)	(216,638)	176,398	6,493	182,891

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
		Held in				Held in
Common Stock Share Activity	Issued	Treasury	Outstanding		Issued	Treasury	Outstanding
	(millions of shares)				(millions of shares)

Balance as of December 31	8,019	(3,684)	4,335		8,019	(3,517)	4,502
Acquisitions	-	(41)	(41)		-	(63)	(63)
Dispositions	-	-	-		-	7	7
Balance as of March 31	8,019	(3,725)	4,294		8,019	(3,573)	4,446

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Financial Statement Preparation

These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Corporation's 2013 Annual Report on Form 10-K.  In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein.  All such adjustments are of a normal recurring nature.  Prior data has been reclassified in certain cases to conform to the current presentation basis.

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

Other Contingencies

The Corporation and certain of its consolidated subsidiaries were contingently liable at March 31, 2014, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	As of March 31, 2014
	Equity	Other
	Company	Third Party
	Obligations (1)	Obligations	Total
	(millions of dollars)
Guarantees
Debt-related	3,187	46	3,233
Other	4,309	4,437	8,746
Total	7,496	4,483	11,979

(1) ExxonMobil share

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation's outstanding unconditional purchase obligations at March 31, 2014, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

3.     Other Comprehensive Income Information

	Cumulative	Post-
	Foreign	retirement	Unrealized
	Exchange	Benefits	Change in
ExxonMobil Share of Accumulated Other	Translation	Reserves	Stock
Comprehensive Income	Adjustment	Adjustment	Investments	Total
	(millions of dollars)

Balance as of December 31, 2012	2,410	(14,594)	-	(12,184)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(1,088)	78	-	(1,010)
Amounts reclassified from accumulated other
comprehensive income	-	427	-	427
Total change in accumulated other comprehensive income	(1,088)	505	-	(583)
Balance as of March 31, 2013	1,322	(14,089)	-	(12,767)

Balance as of December 31, 2013	(846)	(9,879)	-	(10,725)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(555)	(93)	(54)	(702)
Amounts reclassified from accumulated other
comprehensive income	82	305	-	387
Total change in accumulated other comprehensive income	(473)	212	(54)	(315)
Balance as of March 31, 2014	(1,319)	(9,667)	(54)	(11,040)

	Three Months Ended
Amounts Reclassified Out of Accumulated Other	March 31,
Comprehensive Income - Before-tax Income/(Expense)	2014	2013
	(millions of dollars)

Foreign exchange translation gain/(loss) included in net income
(Statement of Income line: Other income)	(82)	-
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs (1)	(451)	(644)

(1)     These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 5 – Pension and Other Postretirement Benefits for additional details.)

	Three Months Ended
Income Tax (Expense)/Credit For	March 31,
Components of Other Comprehensive Income	2014	2013
	(millions of dollars)

Foreign exchange translation adjustment	(32)	37
Postretirement benefits reserves adjustment (excluding amortization)	50	(19)
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	(135)	(200)
Unrealized change in fair value of stock investments	29	-
Total	(88)	(182)

4.     Earnings Per Share

	Three Months Ended
	March 31,
	2014	2013

Earnings per common share

Net income attributable to ExxonMobil (millions of dollars)	9,100	9,500

Weighted average number of common shares outstanding (millions of shares)	4,328	4,485

Earnings per common share (dollars) (1)	2.10	2.12

(1)  The calculation of earnings per common share and earnings per common share – assuming dilution are the same in each period shown.

5.     Pension and Other Postretirement Benefits

	Three Months Ended
	March 31,
	2014	2013
	(millions of dollars)
Components of net benefit cost
Pension Benefits - U.S.
Service cost	177	187
Interest cost	202	187
Expected return on plan assets	(200)	(209)
Amortization of actuarial loss/(gain) and prior service cost	104	164
Net pension enhancement and curtailment/settlement cost	112	167
Net benefit cost	395	496

Pension Benefits - Non-U.S.
Service cost	150	178
Interest cost	285	277
Expected return on plan assets	(298)	(292)
Amortization of actuarial loss/(gain) and prior service cost	192	250
Net benefit cost	329	413

Other Postretirement Benefits
Service cost	37	36
Interest cost	92	91
Expected return on plan assets	(9)	(10)
Amortization of actuarial loss/(gain) and prior service cost	43	63
Net benefit cost	163	180

6.     Financial Instruments

The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate.  The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt.  The estimated fair value of total long-term debt, excluding capitalized lease obligations, was $12,086 million at March 31, 2014, and $6,787 million at December 31, 2013, as compared to recorded book values of $11,786 million at March 31, 2014, and $6,516 million at December 31, 2013.  The increase in the estimated fair value and book value of long-term debt reflects the Corporation’s issuance of $5,500 million of long-term debt in the first quarter of 2014.  The $5,500 million of long-term debt is comprised of $750 million of floating-rate notes due in 2017, $500 million of floating-rate notes due in 2019, $1,500 million of 0.921% notes due in 2017, $1,750 million of 1.819% notes due in 2019, and $1,000 million of 3.176% notes due in 2024.

The fair value of long-term debt by hierarchy level at March 31, 2014, is: Level 1 $11,142 million; Level 2 $880 million; and Level 3 $64 million.  Level 1 represents quoted prices in active markets.  Level 2 includes debt whose fair value is based upon a publicly available index.  Level 3 involves using internal data augmented by relevant market indicators if available.

7.     Disclosures about Segments and Related Information

	Three Months Ended
	March 31,
	2014	2013
Earnings After Income Tax	(millions of dollars)
Upstream
United States	1,244	859
Non-U.S.	6,539	6,178
Downstream
United States	623	1,039
Non-U.S.	190	506
Chemical
United States	679	752
Non-U.S.	368	385
All other	(543)	(219)
Corporate total	9,100	9,500

Sales and Other Operating Revenue (1)
Upstream
United States	4,322	2,872
Non-U.S.	5,827	6,160
Downstream
United States	30,412	30,998
Non-U.S.	51,288	53,407
Chemical
United States	3,876	3,883
Non-U.S.	6,032	6,050
All other	3	8
Corporate total	101,760	103,378

(1) Includes sales-based taxes

Intersegment Revenue
Upstream
United States	2,063	2,275
Non-U.S.	10,781	11,387
Downstream
United States	4,909	5,170
Non-U.S.	12,842	13,517
Chemical
United States	2,634	3,227
Non-U.S.	2,267	2,062
All other	67	67

EXXON MOBIL CORPORATION

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	First Three Months
Earnings (U.S. GAAP)	2014	2013
	(millions of dollars)
Upstream
United States	1,244	859
Non-U.S.	6,539	6,178
Downstream
United States	623	1,039
Non-U.S.	190	506
Chemical
United States	679	752
Non-U.S.	368	385
Corporate and financing	(543)	(219)
Net Income attributable to ExxonMobil	9,100	9,500

Earnings per common share (dollars)	2.10	2.12
Earnings per common share - assuming dilution (dollars)	2.10	2.12

References in this discussion to corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the consolidated income statement.  Unless otherwise indicated, references to earnings, Upstream, Downstream, Chemical and Corporate and Financing segment earnings, and earnings per share are ExxonMobil's share after excluding amounts attributable to noncontrolling interests.

REVIEW OF FIRST QUARTER 2014 RESULTS

ExxonMobil’s first quarter earnings and cash flow reflect the company’s continuing focus on delivering profitable growth and creating long-term shareholder value.  Strong performance in the Upstream benefitted from improved production mix and increased unit profitability.

First quarter 2014 earnings were $9.1 billion, down 4 percent from the first quarter of 2013.  Upstream earnings were $7.8 billion, up 11 percent from the previous year.

Capital and exploration expenditures for the first quarter were $8.4 billion, down 28 percent from the first quarter of 2013.

The Corporation distributed $5.7 billion to shareholders in the first quarter through dividends and share purchases to reduce shares outstanding.

	First Three Months
	2014	2013
	(millions of dollars)
Upstream earnings
United States	1,244	859
Non-U.S.	6,539	6,178
Total	7,783	7,037

Upstream earnings were $7,783 million in the first three months of 2014, up $746 million from the first quarter of 2013.  Higher natural gas realizations, partially offset by lower liquids realizations, increased earnings by $410 million.  Production volume and mix effects increased earnings by $20 million.  All other items, including asset management impacts, increased earnings by $320 million.

On an oil-equivalent basis, production decreased 5.6 percent from the first quarter of 2013.  Excluding the impact of the expiry of the Abu Dhabi onshore concession, production decreased 2.9 percent.

Liquids production totaled 2,148 kbd (thousands of barrels per day), down 45 kbd from the first quarter of 2013.  The Abu Dhabi onshore concession expiry reduced volumes by 118 kbd.  Excluding this impact, liquids production was up 3.3 percent, driven by project ramp-up, mainly at Kearl, and lower downtime.

First quarter natural gas production was 12,016 mcfd (millions of cubic feet per day), down 1,197 mcfd from 2013, primarily due to lower demand.

Earnings from U.S. Upstream operations were $1,244 million, $385 million higher than the first quarter of 2013.  Non-U.S. Upstream earnings were $6,539 million, up $361 million from the prior year.

First Quarter
Upstream additional information	(thousands of barrels daily)
Volumes reconciliation (Oil-equivalent production)(1)
2013	4,395
Entitlements - Net Interest	(3)
Entitlements - Price / Spend	(49)
Quotas	-
Divestments	(20)
United Arab Emirates Onshore Concession Expiry	(118)
Net Growth	(54)
2014	4,151

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

	First Three Months
	2014	2013
	(millions of dollars)
Downstream earnings
United States	623	1,039
Non-U.S.	190	506
Total	813	1,545

For the first three months, Downstream earnings were $813 million, down $732 million from the first quarter of 2013.  Weaker margins, mainly in refining, decreased earnings by $740 million.  Volume and mix effects increased earnings by $80 million.  All other items decreased earnings by a net $70 million.  Petroleum product sales of 5,817 kbd were 62 kbd higher than last year's first quarter.

Earnings from the U.S. Downstream were $623 million, down $416 million from the first quarter of 2013.  Non-U.S. Downstream earnings of $190 million were $316 million lower than last year.

	First Three Months
	2014	2013
	(millions of dollars)
Chemical earnings
United States	679	752
Non-U.S.	368	385
Total	1,047	1,137

Chemical earnings of $1,047 million for the first three months were $90 million lower than the first quarter of 2013.  Weaker margins decreased earnings by $90 million, while volume and mix effects increased earnings by $40 million.  All other items decreased earnings by $40 million.  First quarter prime product sales of 6,128 kt (thousands of metric tons) were 218 kt higher than last year's first quarter, driven by increased Singapore production.

	First Three Months
	2014	2013
	(millions of dollars)

Corporate and financing earnings	(543)	(219)

Corporate and financing expenses were $543 million for the first three months of 2014, up $324 million from the first quarter of 2013, due primarily to the absence of favorable tax impacts.

LIQUIDITY AND CAPITAL RESOURCES

	First Three Months
	2014	2013
	(millions of dollars)
Net cash provided by/(used in)
Operating activities	15,103	13,592
Investing activities	(6,306)	(10,054)
Financing activities	(7,816)	(6,694)
Effect of exchange rate changes	(24)	(212)
Increase/(decrease) in cash and cash equivalents	957	(3,368)

Cash and cash equivalents (at end of period)	5,601	6,214
Cash and cash equivalents – restricted (at end of period)	204	376
Total cash and cash equivalents (at end of period)	5,805	6,590

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	15,103	13,592
Proceeds associated with sales of subsidiaries, property, plant & equipment,
and sales and returns of investments	1,111	360
Cash flow from operations and asset sales	16,214	13,952

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

Cash provided by operating activities totaled $15.1 billion for the first three months of 2014, $1.5 billion higher than 2013. The major source of funds was net income including noncontrolling interests of $9.4 billion, a decrease of $0.4 billion from the prior year period.  The adjustment for the noncash provision of $4.2 billion for depreciation and depletion increased by $0.1 billion.  Changes in operational working capital added to cash flows in both periods.  All other items net decreased cash by $0.9 billion in 2014 and by $2.6 billion in 2013.  For additional details, see the Condensed Consolidated Statement of Cash Flows on page 6.

Investing activities for the first three months of 2014 used net cash of $6.3 billion, a decrease of $3.7 billion compared to the prior year.  Spending for additions to property, plant and equipment of $7.3 billion was $0.2 billion lower than 2013.  Proceeds from asset sales of $1.1 billion increased $0.8 billion.  Additional investment and advances decreased $2.6 billion to $0.5 billion reflecting the absence of the 2013 acquisition of Celtic Exploration Ltd.

Cash flow from operations and asset sales in the first quarter of 2014 of $16.2 billion, including asset sales of $1.1 billion, increased $2.3 billion from the comparable 2013 period.

During the first quarter of 2014, the Corporation issued $5.5 billion of long-term debt and used the proceeds to reduce short-term debt.  Net cash used in financing activities of $7.8 billion in the first quarter of 2014 was $1.1 billion higher than 2013 reflecting total debt reduction in 2014 and short-term debt issuance in 2013, partially offset by a lower level of purchases of shares of ExxonMobil stock in 2014.

During the first quarter of 2014, Exxon Mobil Corporation purchased 40.5 million shares of its common stock for the treasury at a gross cost of $3.9 billion.  These purchases included $3 billion to reduce the number of shares outstanding with the balance used to acquire shares in conjunction with the company’s benefit plans and programs.  Shares outstanding decreased from 4,335 million at year-end 2013 to 4,294 million at the end of the first quarter 2014.  Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed to shareholders a total of $5.7 billion in the first quarter of 2014 through dividends and share purchases to reduce shares outstanding.

Total cash and cash equivalents of $5.8 billion at the end of the first quarter of 2014 compared to $6.6 billion at the end of the first quarter of 2013.

Total debt of $21.4 billion compared to $22.7 billion at year-end 2013.  The Corporation's debt to total capital ratio was 10.5 percent at the end of the first quarter of 2014 compared to 11.2 percent at year-end 2013.

While the Corporation issues long-term debt from time to time, the Corporation currently expects to cover its near-term financial requirements predominantly with internally generated funds, supplemented by its revolving commercial paper program.

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

Litigation and other contingencies are discussed in Note 2 to the unaudited condensed consolidated financial statements.

TAXES

	First Three Months
	2014	2013
	(millions of dollars)

Income taxes	5,857	6,277
Effective income tax rate	45%	46%
Sales-based taxes	7,416	7,492
All other taxes and duties	8,857	8,781
Total	22,130	22,550

Income, sales-based and all other taxes and duties totaled $22.1 billion for the first quarter of 2014, a decrease of $0.4 billion from 2013.  Income tax expense decreased by $0.4 billion to $5.9 billion reflecting lower pre-tax income and a lower effective tax rate.  The effective income tax rate was 45 percent compared to 46 percent in the prior year period.  Sales-based taxes and all other taxes and duties were flat at $16.3 billion.

CAPITAL AND EXPLORATION EXPENDITURES

	First Three Months
	2014	2013
	(millions of dollars)

Upstream (including exploration expenses)	7,264	10,847
Downstream	540	609
Chemical	630	316
Other	2	3
Total	8,436	11,775

Capital and exploration expenditures in the first quarter of 2014 were $8.4 billion, down 28 percent from first quarter of 2013, reflecting the absence of the $3.1 billion Celtic Exploration Ltd. acquisition.  The Corporation anticipates an average investment profile of about $37 billion per year for the next several years. Actual spending could vary depending on the progress of individual projects and property acquisitions.

FORWARD-LOOKING STATEMENTS

Statements relating to future plans, projections, events or conditions are forward-looking statements.  Actual results, including project plans, costs, timing, and capacities; capital and exploration expenditures; resource recoveries; and share purchase levels, could differ materially due to factors including: changes in oil or gas prices or other market or economic conditions affecting the oil and gas industry, including the scope and duration of economic recessions; the outcome of exploration and development efforts; changes in law or government regulation, including tax and environmental requirements; the outcome of commercial negotiations; changes in technical or operating conditions; and other factors discussed under the heading "Factors Affecting Future Results" in the “Investors” section of our website and in Item 1A of ExxonMobil's 2013 Form 10-K.  We assume no duty to update these statements as of any future date.

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2014, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2013.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of March 31, 2014.  Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Regarding the administrative orders issued by the United States Environmental Protection Agency (USEPA) to XTO Energy Inc. (XTO) for alleged violations of the Clean Water Act at three XTO locations in West Virginia reported in the Corporation’s Form 10-Q for the first quarter of 2012, the restoration plan for one site has been approved and the physical portion of the restoration has been commenced. The plans for two other sites are still under review by USEPA. XTO has voluntarily disclosed five additional West Virginia sites to the USEPA. XTO has submitted delineation reports for the additional sites which USEPA is reviewing. Negotiations continue on a Consent Decree to resolve outstanding penalty and compliance issues. It is expected that the USEPA will seek penalties from XTO in excess of $100,000 to resolve the matters at all of the sites.

On April 11, 2014, ExxonMobil Oil Corporation (EMOC) signed an agreement with South Coast Air Quality Management District (AQMD) to resolve the issues relating to three parallel flare lines at EMOC’s Torrance Refinery in California as reported in the Corporation’s Form 10-Q for the third quarter of 2013. Under the settlement, AQMD will give EMOC a full release of all pending AQMD Notices of Violation and all violations related to and arising from the lines from 1998 through December 31, 2013, in exchange for ExxonMobil’s payment of a civil penalty of $8.1 million and the Refinery’s commitment to permanently close off the three lines before December 31, 2015. In addition, ExxonMobil will owe $14.5 million in back flare mitigation fees (initially paying 50% and retaining 50%) with the opportunity to apply 100% of the back mitigation fees towards one or more AQMD approved Mitigation Projects at or near the Torrance Refinery. ExxonMobil will also pay back emissions fees through 2012 in the amount of $320,000.

With respect to the enforcement action filed by the United States, on behalf of the USEPA, and the State of Arkansas, on behalf of the Arkansas Department of Environmental Quality, against ExxonMobil Pipeline Company related to the discharge of crude oil from the Pegasus Pipeline in Mayflower, Faulkner County, Arkansas, previously reported in the Corporation’s Forms 10-Q for the first, second and third quarters of 2013, the court has issued an order setting a trial date of February 24, 2015.

Refer to the relevant portions of Note 2 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended March 31, 2014

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

January 2014	13,628,922	$97.93	13,628,922
February 2014	12,887,419	$92.98	12,887,419
March 2014	13,981,145	$94.89	13,981,145
Total	40,497,486	$95.31	40,497,486	(See Note 1)

Note 1 - On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding.  The announcement did not specify an amount or expiration date.  The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases.  In its most recent earnings release dated May 1, 2014, the Corporation stated that second quarter 2014 share purchases to reduce shares outstanding are anticipated to equal $3 billion.  Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

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

EXXON MOBIL CORPORATION
Date: May 7, 2014	By:	/s/ PATRICK T. MULVA
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