Form 10-Q
period 2014-06-30
EXXON MOBIL CORP
filed 2014-08-06
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2014
Common stock, without par value	4,264,692,028

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues and other income
Sales and other operating revenue (1)	106,158	103,050	207,918	206,428
Income from equity affiliates	3,312	3,098	7,420	7,516
Other income	2,177	518	3,082	1,079
Total revenues and other income	111,647	106,666	218,420	215,023
Costs and other deductions
Crude oil and product purchases	62,649	59,678	120,963	119,127
Production and manufacturing expenses	10,478	10,278	20,566	20,014
Selling, general and administrative expenses	3,169	3,268	6,301	6,386
Depreciation and depletion	4,285	4,405	8,477	8,515
Exploration expenses, including dry holes	496	454	813	899
Interest expense	64	85	130	109
Sales-based taxes (1)	7,871	7,552	15,287	15,044
Other taxes and duties	8,484	8,178	16,505	16,123
Total costs and other deductions	97,496	93,898	189,042	186,217
Income before income taxes	14,151	12,768	29,378	28,806
Income taxes	5,034	5,793	10,891	12,070
Net income including noncontrolling interests	9,117	6,975	18,487	16,736
Net income attributable to noncontrolling interests	337	115	607	376
Net income attributable to ExxonMobil	8,780	6,860	17,880	16,360

Earnings per common share (dollars)	2.05	1.55	4.15	3.67

Earnings per common share - assuming dilution (dollars)	2.05	1.55	4.15	3.67

Dividends per common share (dollars)	0.69	0.63	1.32	1.20

(1) Sales-based taxes included in sales and other
operating revenue	7,871	7,552	15,287	15,044

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income including noncontrolling interests	9,117	6,975	18,487	16,736
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	1,628	(2,337)	842	(3,546)
Adjustment for foreign exchange translation (gain)/loss
included in net income	81	-	163	-
Postretirement benefits reserves adjustment
(excluding amortization)	(92)	99	(176)	164
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	313	454	629	898
Unrealized change in fair value of stock investments	18	-	(36)	-
Total other comprehensive income	1,948	(1,784)	1,422	(2,484)
Comprehensive income including noncontrolling interests	11,065	5,191	19,909	14,252
Comprehensive income attributable to
noncontrolling interests	556	(55)	615	89
Comprehensive income attributable to ExxonMobil	10,509	5,246	19,294	14,163

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)

	June 30,	Dec. 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	6,083	4,644
Cash and cash equivalents – restricted	198	269
Notes and accounts receivable – net	34,182	33,152
Inventories
Crude oil, products and merchandise	13,944	12,117
Materials and supplies	4,233	4,018
Other current assets	5,373	5,108
Total current assets	64,013	59,308
Investments, advances and long-term receivables	35,110	36,328
Property, plant and equipment – net	251,353	243,650
Other assets, including intangibles – net	8,110	7,522
Total assets	358,586	346,808

Liabilities
Current liabilities
Notes and loans payable	9,948	15,808
Accounts payable and accrued liabilities	52,363	48,085
Income taxes payable	7,218	7,831
Total current liabilities	69,529	71,724
Long-term debt	11,817	6,891
Postretirement benefits reserves	20,161	20,646
Deferred income tax liabilities	41,000	40,530
Long-term obligations to equity companies	5,041	4,742
Other long-term obligations	22,907	21,780
Total liabilities	170,455	166,313

Commitments and contingencies (Note 2)

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	10,487	10,077
Earnings reinvested	399,614	387,432
Accumulated other comprehensive income	(9,311)	(10,725)
Common stock held in treasury
(3,754 million shares at June 30, 2014 and
3,684 million shares at Dec. 31, 2013)	(219,635)	(212,781)
ExxonMobil share of equity	181,155	174,003
Noncontrolling interests	6,976	6,492
Total equity	188,131	180,495
Total liabilities and equity	358,586	346,808

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income including noncontrolling interests	18,487	16,736
Depreciation and depletion	8,477	8,515
Changes in operational working capital, excluding cash and debt	3	(2,962)
All other items – net	(1,662)	(1,014)
Net cash provided by operating activities	25,305	21,275

Cash flows from investing activities
Additions to property, plant and equipment	(15,870)	(16,145)
Proceeds associated with sales of subsidiaries, property, plant and
equipment, and sales and returns of investments	3,667	665
Additional investments and advances	(678)	(3,464)
Other investing activities – net	2,398	397
Net cash used in investing activities	(10,483)	(18,547)

Cash flows from financing activities
Additions to long-term debt	5,500	202
Additions/(reductions) in short-term debt – net	(489)	(362)
Additions/(reductions) in debt with three months or less maturity	(5,747)	7,928
Cash dividends to ExxonMobil shareholders	(5,698)	(5,355)
Cash dividends to noncontrolling interests	(131)	(185)
Changes in noncontrolling interests	-	(1)
Tax benefits related to stock-based awards	7	7
Common stock acquired	(6,863)	(9,652)
Common stock sold	9	9
Net cash used in financing activities	(13,412)	(7,409)
Effects of exchange rate changes on cash	29	(292)
Increase/(decrease) in cash and cash equivalents	1,439	(4,973)
Cash and cash equivalents at beginning of period	4,644	9,582
Cash and cash equivalents at end of period	6,083	4,609

Supplemental Disclosures
Income taxes paid	10,366	14,660
Cash interest paid	174	219

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)

	ExxonMobil Share of Equity
			Accumulated
			Other	Common
			Compre-	Stock	ExxonMobil	Non-
	Common	Earnings	hensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity

Balance as of December 31, 2012	9,653	365,727	(12,184)	(197,333)	165,863	5,797	171,660
Amortization of stock-based awards	428	-	-	-	428	-	428
Tax benefits related to stock-based
awards	192	-	-	-	192	-	192
Other	(391)	-	-	-	(391)	241	(150)
Net income for the period	-	16,360	-	-	16,360	376	16,736
Dividends – common shares	-	(5,355)	-	-	(5,355)	(185)	(5,540)
Other comprehensive income	-	-	(2,197)	-	(2,197)	(287)	(2,484)
Acquisitions, at cost	-	-	-	(9,652)	(9,652)	(1)	(9,653)
Dispositions	-	-	-	399	399	-	399
Balance as of June 30, 2013	9,882	376,732	(14,381)	(206,586)	165,647	5,941	171,588

Balance as of December 31, 2013	10,077	387,432	(10,725)	(212,781)	174,003	6,492	180,495
Amortization of stock-based awards	402	-	-	-	402	-	402
Tax benefits related to stock-based
awards	7	-	-	-	7	-	7
Other	1	-	-	-	1	-	1
Net income for the period	-	17,880	-	-	17,880	607	18,487
Dividends – common shares	-	(5,698)	-	-	(5,698)	(131)	(5,829)
Other comprehensive income	-	-	1,414	-	1,414	8	1,422
Acquisitions, at cost	-	-	-	(6,863)	(6,863)	-	(6,863)
Dispositions	-	-	-	9	9	-	9
Balance as of June 30, 2014	10,487	399,614	(9,311)	(219,635)	181,155	6,976	188,131

	Six Months Ended June 30, 2014				Six Months Ended June 30, 2013
		Held in				Held in
Common Stock Share Activity	Issued	Treasury	Outstanding		Issued	Treasury	Outstanding
	(millions of shares)				(millions of shares)

Balance as of December 31	8,019	(3,684)	4,335		8,019	(3,517)	4,502
Acquisitions	-	(70)	(70)		-	(108)	(108)
Dispositions	-	-	-		-	8	8
Balance as of June 30	8,019	(3,754)	4,265		8,019	(3,617)	4,402

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

Other Contingencies

The Corporation and certain of its consolidated subsidiaries were contingently liable at June 30, 2014, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	As of June 30, 2014
	Equity	Other
	Company	Third Party
	Obligations (1)	Obligations	Total
	(millions of dollars)
Guarantees
Debt-related	3,328	50	3,378
Other	3,925	4,700	8,625
Total	7,253	4,750	12,003

(1) ExxonMobil share

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation's outstanding unconditional purchase obligations at June 30, 2014, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

The operations and earnings of the Corporation and its affiliates throughout the world have been, and may in the future be, affected from time to time in varying degree by political developments and laws and regulations, such as forced divestiture of assets; restrictions on production, imports and exports; price controls; tax increases and retroactive tax claims; expropriation of property; cancellation of contract rights and environmental regulations.  Both the likelihood of such occurrences and their overall effect upon the Corporation vary greatly from country to country and are not predictable.  On July 31, 2014, the European Union (EU) issued its latest sanctions against Russia relating to the situation in Ukraine which became effective on August 1, 2014.  On August 1, 2014, the United States (U.S.) through the Department of Commerce, Bureau of Industry and Security issued its latest sanctions against Russia relating to the situation in Ukraine which will become effective when published in the Federal Register.  The extent of the impact of these latest EU and U.S. sanctions on ExxonMobil cannot be determined at this time and continues under evaluation.

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

3.     Other Comprehensive Income Information

	Cumulative	Post-
	Foreign	retirement	Unrealized
	Exchange	Benefits	Change in
ExxonMobil Share of Accumulated Other	Translation	Reserves	Stock
Comprehensive Income	Adjustment	Adjustment	Investments	Total
	(millions of dollars)

Balance as of December 31, 2012	2,410	(14,594)	-	(12,184)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(3,214)	152	-	(3,062)
Amounts reclassified from accumulated other
comprehensive income	-	865	-	865
Total change in accumulated other comprehensive income	(3,214)	1,017	-	(2,197)
Balance as of June 30, 2013	(804)	(13,577)	-	(14,381)

Balance as of December 31, 2013	(846)	(9,879)	-	(10,725)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	849	(168)	(36)	645
Amounts reclassified from accumulated other
comprehensive income	163	606	-	769
Total change in accumulated other comprehensive income	1,012	438	(36)	1,414
Balance as of June 30, 2014	166	(9,441)	(36)	(9,311)

	Three Months Ended		Six Months Ended
Amounts Reclassified Out of Accumulated Other	June 30,		June 30,
Comprehensive Income - Before-tax Income/(Expense)	2014	2013	2014	2013
	(millions of dollars)

Foreign exchange translation gain/(loss) included in net income
(Statement of Income line: Other income)	(81)	-	(163)	-
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs (1)	(434)	(659)	(885)	(1,303)

(1)     These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 5 – Pension and Other Postretirement Benefits for additional details.)

	Three Months Ended		Six Months Ended
Income Tax (Expense)/Credit For	June 30,		June 30,
Components of Other Comprehensive Income	2014	2013	2014	2013
	(millions of dollars)

Foreign exchange translation adjustment	61	79	29	116
Postretirement benefits reserves adjustment
(excluding amortization)	27	(38)	77	(57)
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	(121)	(205)	(256)	(405)
Unrealized change in fair value of stock investments	(10)	-	19	-
Total	(43)	(164)	(131)	(346)

4.     Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Earnings per common share
Net income attributable to ExxonMobil (millions of dollars)	8,780	6,860	17,880	16,360

Weighted average number of common shares
outstanding (millions of shares)	4,297	4,433	4,312	4,459

Earnings per common share (dollars) (1)	2.05	1.55	4.15	3.67

(1)  The calculation of earnings per common share and earnings per common share – assuming dilution are the same in each period shown.

5.     Pension and Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(millions of dollars)
Components of net benefit cost
Pension Benefits - U.S.
Service cost	182	188	359	375
Interest cost	201	187	403	374
Expected return on plan assets	(200)	(208)	(400)	(417)
Amortization of actuarial loss/(gain) and prior
service cost	104	164	208	328
Net pension enhancement and
curtailment/settlement cost	113	197	225	364
Net benefit cost	400	528	795	1,024

Pension Benefits - Non-U.S.
Service cost	154	173	304	351
Interest cost	289	261	574	538
Expected return on plan assets	(301)	(271)	(599)	(563)
Amortization of actuarial loss/(gain) and prior
service cost	189	235	381	485
Net pension enhancement and
curtailment/settlement cost	-	1	-	1
Net benefit cost	331	399	660	812

Other Postretirement Benefits
Service cost	38	43	75	79
Interest cost	112	86	204	177
Expected return on plan assets	(11)	(10)	(20)	(20)
Amortization of actuarial loss/(gain) and prior
service cost	28	62	71	125
Net benefit cost	167	181	330	361

6.     Financial Instruments

The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate.  The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt.  The estimated fair value of total long-term debt, excluding capitalized lease obligations, was $11,813 million at June 30, 2014, and $6,787 million at December 31, 2013, as compared to recorded book values of $11,448 million at June 30, 2014, and $6,516 million at December 31, 2013.  The increase in the estimated fair value and book value of long-term debt reflects the Corporation’s issuance of $5,500 million of long-term debt in the first quarter of 2014.  The $5,500 million of long-term debt is comprised of $750 million of floating-rate notes due in 2017, $500 million of floating-rate notes due in 2019, $1,500 million of 0.921% notes due in 2017, $1,750 million of 1.819% notes due in 2019, and $1,000 million of 3.176% notes due in 2024.

The fair value of long-term debt by hierarchy level at June 30, 2014, is: Level 1 $10,955 million; Level 2 $795 million; and Level 3 $63 million.  Level 1 represents quoted prices in active markets.  Level 2 includes debt whose fair value is based upon a publicly available index.  Level 3 involves using internal data augmented by relevant market indicators if available.

7.     Disclosures about Segments and Related Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Earnings After Income Tax	(millions of dollars)
Upstream
United States	1,193	1,096	2,437	1,955
Non-U.S.	6,688	5,209	13,227	11,387
Downstream
United States	536	248	1,159	1,287
Non-U.S.	175	148	365	654
Chemical
United States	528	515	1,207	1,267
Non-U.S.	313	241	681	626
All other	(653)	(597)	(1,196)	(816)
Corporate total	8,780	6,860	17,880	16,360

Sales and Other Operating Revenue (1)
Upstream
United States	4,325	3,228	8,647	6,100
Non-U.S.	6,413	6,942	12,240	13,102
Downstream
United States	32,431	29,965	62,843	60,963
Non-U.S.	53,176	53,480	104,464	106,887
Chemical
United States	3,750	3,723	7,626	7,606
Non-U.S.	6,052	5,705	12,084	11,755
All other	11	7	14	15
Corporate total	106,158	103,050	207,918	206,428

(1) Includes sales-based taxes

Intersegment Revenue
Upstream
United States	2,204	2,034	4,267	4,309
Non-U.S.	10,080	11,205	20,861	22,592
Downstream
United States	4,147	5,086	9,056	10,256
Non-U.S.	12,557	11,647	25,399	25,164
Chemical
United States	2,553	2,959	5,187	6,186
Non-U.S.	2,457	1,993	4,724	4,055
All other	71	71	138	138

EXXON MOBIL CORPORATION

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Second Quarter		First Six Months
Earnings (U.S. GAAP)	2014	2013	2014	2013
	(millions of dollars)
Upstream
United States	1,193	1,096	2,437	1,955
Non-U.S.	6,688	5,209	13,227	11,387
Downstream
United States	536	248	1,159	1,287
Non-U.S.	175	148	365	654
Chemical
United States	528	515	1,207	1,267
Non-U.S.	313	241	681	626
Corporate and financing	(653)	(597)	(1,196)	(816)
Net Income attributable to ExxonMobil (U.S. GAAP)	8,780	6,860	17,880	16,360

Earnings per common share (dollars)	2.05	1.55	4.15	3.67

Earnings per common share - assuming dilution (dollars)	2.05	1.55	4.15	3.67

References in this discussion to corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the consolidated income statement.  Unless otherwise indicated, references to earnings, Upstream, Downstream, Chemical and Corporate and Financing segment earnings, and earnings per share are ExxonMobil's share after excluding amounts attributable to noncontrolling interests.

REVIEW OF SECOND QUARTER 2014 RESULTS

ExxonMobil’s financial results for the second quarter of 2014 were achieved through strong operational performance and portfolio management.  We continue to enhance shareholder value by funding capital projects and delivering robust shareholder returns through dividends and share purchases.

Upstream production for the year remains in line with plans and we continue to add volumes from our high‑quality development portfolio through assets such as the Papua New Guinea LNG project, which started up ahead of schedule during the quarter.

Second quarter 2014 earnings were $8.8 billion, up 28 percent from the second quarter of 2013, reflecting strong operations and asset divestments.

Earnings in the first six months of 2014 of $17,880 million increased $1,520 million from 2013.

Earnings per share – assuming dilution for the first six months of 2014 increased 13 percent to $4.15.

Capital and exploration expenditures for the first six months of 2014 were $18.2 billion, down 17 percent from 2013.

Through the first six months of 2014, the Corporation distributed $11.7 billion to shareholders through dividends and share purchases to reduce shares outstanding.

	Second Quarter		First Six Months
	2014	2013	2014	2013
	(millions of dollars)
Upstream earnings
United States	1,193	1,096	2,437	1,955
Non-U.S.	6,688	5,209	13,227	11,387
Total	7,881	6,305	15,664	13,342

Upstream earnings were $7,881 million in the second quarter of 2014, up $1,576 million from the second quarter of 2013.  Higher realizations increased earnings by $580 million.  Lower production volumes and sales timing impacts decreased earnings by $200 million.  All other items, primarily asset management impacts in Hong Kong, increased earnings by $1.2 billion.

On an oil‑equivalent basis, production decreased 5.7 percent from the second quarter of 2013.  Excluding the impact of the expiry of the Abu Dhabi onshore concession, production decreased 2.3 percent.

Liquids production totaled 2,048 kbd (thousands of barrels per day), down 134 kbd from the second quarter of 2013.  The Abu Dhabi onshore concession expiry reduced volumes by 142 kbd.  Excluding this impact, liquids production was up slightly as project ramp‑up and work programs more than offset field decline.

Second quarter natural gas production was 10,750 mcfd (millions of cubic feet per day), down 604 mcfd from 2013, primarily due to lower demand and field decline.

Earnings from U.S. Upstream operations were $1,193 million, $97 million higher than the second quarter of 2013.  Non‑U.S. Upstream earnings were $6,688 million, up $1,479 million from the prior year.

Upstream earnings in the first six months of 2014 were $15,664 million, up $2,322 million from 2013.  Higher realizations increased earnings by $990 million.  Production volume and mix effects decreased earnings by $190 million.  All other items, primarily asset sales, increased earnings by $1.5 billion.

On an oil‑equivalent basis, production was down 5.6 percent compared to the same period in 2013.  Excluding the impact of the expiry of the Abu Dhabi onshore concession, production decreased 2.6 percent.

Liquids production of 2,098 kbd decreased 90 kbd compared to 2013.  The Abu Dhabi onshore concession expiry reduced volumes by 130 kbd.  Excluding this impact, liquids production was up 1.8 percent, driven by project ramp‑up, work programs, and lower downtime.

Natural gas production of 11,380 mcfd decreased 898 mcfd from 2013, as field decline and lower demand in Europe were partially offset by project ramp‑up, work programs, and lower downtime.

Earnings in the first six months of 2014 from U.S. Upstream operations were $2,437 million, up $482 million from 2013.  Earnings outside the U.S. were $13,227 million, up $1,840 million from the prior year.

	Second Quarter	First Six Months
Upstream additional information	(thousands of barrels daily)
Volumes reconciliation (Oil-equivalent production)(1)
2013	4,074	4,234
Entitlements - Net Interest	(5)	(4)
Entitlements - Price / Spend	(43)	(47)
Quotas	-	-
Divestments	(27)	(24)
United Arab Emirates Onshore Concession Expiry	(142)	(130)
Net Growth	(17)	(34)
2014	3,840	3,995

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

	Second Quarter		First Six Months
	2014	2013	2014	2013
	(millions of dollars)
Downstream earnings
United States	536	248	1,159	1,287
Non-U.S.	175	148	365	654
Total	711	396	1,524	1,941

Second quarter 2014 Downstream earnings were $711 million, up $315 million from the second quarter of 2013.  Weaker refining margins decreased earnings by $330 million.  Volume and mix effects increased earnings by $280 million.  All other items, including asset management impacts and lower operating expenses, increased earnings by $370 million.  Petroleum product sales of 5,841 kbd were 76 kbd higher than last year's second quarter.

Earnings from the U.S. Downstream were $536 million, up $288 million from the second quarter of 2013.  Non‑U.S. Downstream earnings of $175 million were $27 million higher than last year.

Downstream earnings in the first six months of 2014 of $1,524 million decreased $417 million from 2013.  Lower margins, mainly refining, decreased earnings by $1.1 billion.  Volume and mix effects increased earnings by $370 million.  All other items, including lower operating expenses, increased earnings by $300 million.  Petroleum product sales of 5,829 kbd increased 69 kbd from 2013.

U.S. Downstream earnings in the first six months of 2014 were $1,159 million, down $128 million from 2013.  Non‑U.S. Downstream earnings were $365 million, a decrease of $289 million from the prior year.

	Second Quarter		First Six Months
	2014	2013	2014	2013
	(millions of dollars)
Chemical earnings
United States	528	515	1,207	1,267
Non-U.S.	313	241	681	626
Total	841	756	1,888	1,893

Second quarter 2014 Chemical earnings of $841 million were $85 million higher than the second quarter of 2013.  Margins were flat as improved commodities were offset by weaker specialties.  Volume and mix effects increased earnings by $60 million.  Second quarter prime product sales of 6,139 kt (thousands of metric tons) were 308 kt higher than last year's second quarter, driven by increased Singapore production.

Chemical earnings in the first six months of 2014 of $1,888  million were $5 million lower than 2013.  Lower margins decreased earnings by $160 million, while volume and mix effects increased earnings by $150 million.  Prime product sales of 12,267 kt were up 526 kt from 2013, driven by increased Singapore production.

	Second Quarter		First Six Months
	2014	2013	2014	2013
	(millions of dollars)

Corporate and financing earnings	(653)	(597)	(1,196)	(816)

Corporate and financing expenses were $653 million for the second quarter of 2014, up $56 million from the second quarter of 2013.

Corporate and financing expenses were $1,196 million for the first six months of 2014, up $380 million from 2013, primarily due to unfavorable tax impacts.

LIQUIDITY AND CAPITAL RESOURCES

	Second Quarter		First Six Months
	2014	2013	2014	2013
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			25,305	21,275
Investing activities			(10,483)	(18,547)
Financing activities			(13,412)	(7,409)
Effect of exchange rate changes			29	(292)
Increase/(decrease) in cash and cash equivalents			1,439	(4,973)

Cash and cash equivalents (at end of period)			6,083	4,609
Cash and cash equivalents – restricted (at end of period)			198	403
Total cash and cash equivalents (at end of period)			6,281	5,012

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	10,202	7,683	25,305	21,275
Proceeds associated with sales of subsidiaries, property,
plant & equipment, and sales and returns of investments	2,556	305	3,667	665
Cash flow from operations and asset sales	12,758	7,988	28,972	21,940

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

Cash flow from operations and asset sales in the second quarter of 2014 was $12.8 billion, including asset sales of $2.6 billion, and increased $4.8 billion from the comparable 2013 period primarily due to favorable working capital changes and higher proceeds from asset sales.

Cash provided by operating activities totaled $25.3 billion for the first six months of 2014, $4.0 billion higher than 2013. The major source of funds was net income including noncontrolling interests of $18.5 billion, an increase of $1.8 billion from the prior year period.  The adjustment for the noncash provision of $8.5 billion for depreciation and depletion was flat with 2013.  While the net change in operational working capital was flat in 2014, it decreased cash flows by $3.0 billion in 2013, primarily due to an increase in inventory.  All other items net decreased cash by $1.7 billion in 2014 and by $1.0 billion in 2013.  For additional details, see the Condensed Consolidated Statement of Cash Flows on page 6.

Investing activities for the first six months of 2014 used net cash of $10.5 billion, a decrease of $8.1 billion compared to the prior year.  Spending for additions to property, plant and equipment of $15.9 billion was $0.3 billion lower than 2013.  Proceeds from asset sales of $3.7 billion increased $3.0 billion.  Additional investment and advances decreased $2.8 billion to $0.7 billion reflecting the absence of the 2013 acquisition of Celtic Exploration Ltd.  Other investing activities – net increased $2.0 billion to $2.4 billion primarily reflecting the collection of an advance.

Cash flow from operations and asset sales for the first six months of 2014 was $29.0 billion, including asset sales of $3.7 billion, and increased $7.0 billion from the comparable 2013 period due to the absence of unfavorable 2013 working capital impacts and higher proceeds from asset sales.

During the first quarter of 2014, the Corporation issued $5.5 billion of long-term debt and used the proceeds to reduce short-term debt.  Net cash used in financing activities of $13.4 billion in the first six months of 2014 was $6.0 billion higher than 2013 reflecting total debt reduction in 2014 and short-term debt issuance in 2013, partially offset by a lower level of purchases of shares of ExxonMobil stock in 2014.

During the second quarter of 2014, Exxon Mobil Corporation purchased 30 million shares of its common stock for the treasury at a gross cost of $3.0 billion.  These purchases were to reduce the number of shares outstanding.  Shares outstanding decreased from 4,294 million at the end of the first quarter to 4,265 at the end of the second quarter 2014.  Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed to shareholders a total of $6.0 billion in the second quarter of 2014 through dividends and share purchases to reduce shares outstanding.

Total cash and cash equivalents of $6.3 billion at the end of the second quarter of 2014 compared to $5.0 billion at the end of the second quarter of 2013.

Total debt of $21.8 billion compared to $22.7 billion at year-end 2013.  The Corporation's debt to total capital ratio was 10.4 percent at the end of the second quarter of 2014 compared to 11.2 percent at year-end 2013.

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

Litigation and other contingencies are discussed in Note 2 to the unaudited condensed consolidated financial statements.

TAXES

	Second Quarter		First Six Months
	2014	2013	2014	2013
	(millions of dollars)

Income taxes	5,034	5,793	10,891	12,070
Effective income tax rate	41%	51%	43%	48%
Sales-based taxes	7,871	7,552	15,287	15,044
All other taxes and duties	9,306	8,986	18,163	17,767
Total	22,211	22,331	44,341	44,881

Income, sales-based and all other taxes and duties totaled $22.2 billion for the second quarter of 2014, a decrease of $0.1 billion from 2013.  Income tax expense decreased by $0.8 billion to $5.0 billion with the impact of higher earnings more than offset by the lower effective tax rate.  The effective income tax rate was 41 percent compared to 51 percent in the prior year period due primarily to impacts related to the Corporation’s asset management program.  Sales-based taxes and all other taxes and duties increased by $0.6 billion to $17.2 billion.

Income, sales-based and all other taxes and duties totaled $44.3 billion for the first six months of 2014, a decrease of $0.5 billion from 2013.  Income tax expense decreased by $1.2 billion to $10.9 billion with the impact of higher earnings more than offset by the lower effective tax rate.  The effective income tax rate was 43 percent compared to 48 percent in the prior year due primarily to impacts related to the Corporation’s asset management program.  Sales-based and all other taxes increased by $0.6 billion to $33.5 billion.

CAPITAL AND EXPLORATION EXPENDITURES

	Second Quarter		First Six Months
	2014	2013	2014	2013
	(millions of dollars)

Upstream (including exploration expenses)	8,394	9,277	15,658	20,124
Downstream	682	575	1,222	1,184
Chemical	714	390	1,344	706
Other	10	2	12	5
Total	9,800	10,244	18,236	22,019

Capital and exploration expenditures in the second quarter of 2014 were $9.8 billion, down 4 percent from second quarter of 2013.

Capital and exploration expenditures in the first six months of 2014 were $18.2 billion, down 17 percent from the first six months of 2013 due primarily to the absence of the $3.1 billion Celtic Exploration Ltd. acquisition.  The Corporation anticipates an average investment profile of about $37 billion per year for the next several years.  Actual spending could vary depending on the progress of individual projects and property acquisitions.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board issued a new standard, Revenue from Contracts with Customers.  The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements.  The standard is required to be adopted beginning January 1, 2017.  ExxonMobil is evaluating the standard and its effect on the Corporation’s financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the six months ended June 30, 2014, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2013.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of June 30, 2014.  Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On May 20, 2014, the Texas Commission on Environmental Quality (TCEQ) issued a Notice of Enforcement and Proposed Agreed Order alleging that record reviews at ExxonMobil Oil Corporation’s (EMOC) Beaumont, Texas, refinery in December 2013 and January and February 2014, identified deficiencies in the refinery’s cooling tower monitoring activities and one air emission event, which allegedly violated provisions of the Texas Health and Safety Code, the Texas Water Code, and the Code of Federal Regulations.  TCEQ is seeking a penalty of $660,325.  EMOC is in discussions with TCEQ in an attempt to resolve the matter.

With respect to the enforcement action filed by the United States, on behalf of the United States Environmental Protection Agency (USEPA), and the State of Arkansas, on behalf of the Arkansas Department of Environmental Quality, against ExxonMobil Pipeline Company (EMPCo) related to the discharge of crude oil from the Pegasus Pipeline in Mayflower, Faulkner County, Arkansas, previously reported in the Corporation’s Forms 10-Q for the first, second and third quarters of 2013 and the first quarter of 2014, on June 9, 2014, the court issued an order denying EMPCo’s motion to dismiss the case. On July 1, 2014, the court entered a revised scheduling order setting the trial date for September 21, 2015.

As reported in the Corporation’s Form 10-Q for the first and second quarters of 2013, the U. S. Department of Transportation Pipeline & Hazardous Materials Safety Administration (PHMSA) has sought to assess a $1.7 million penalty against EMPCo and to require additional training of certain EMPCo personnel on account of alleged violations of the federal Pipeline Safety Regulations in connection with the July 1, 2011, discharge of crude oil into the Yellowstone River from EMPCo’s Silvertip Pipeline near Laurel, Montana. An administrative hearing requested by EMPCo to contest the PHMSA allegations and the proposed penalty was held on July 17, 2013. No decision has been issued to date. In the second quarter of 2014, the U.S. Department of Justice (DOJ) contacted EMPCo concerning possible civil charges under the Clean Water Act arising in connection with the same incident, for which DOJ would seek civil penalties under the Clean Water Act in excess of $100,000. Negotiations between EMPCo and DOJ are ongoing.

As reported in the Corporation’s Forms 10-Q for the first quarter of 2012 and the first quarter of 2014, the USEPA issued administrative orders to XTO Energy Inc. (XTO) for alleged violations of the Clean Water Act at three XTO locations in West Virginia. In addition, XTO has voluntarily disclosed six additional West Virginia sites to the USEPA. Negotiations continue on a Consent Decree to resolve outstanding penalty and compliance issues. It is expected that the USEPA will seek penalties from XTO in excess of $100,000 to resolve the matters at all of the sites.

Refer to the relevant portions of Note 2 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended June 30, 2014

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

April 2014	10,128,872	$98.97	10,128,872
May 2014	9,830,064	$101.72	9,830,064
June 2014	9,829,451	$101.84	9,829,451
Total	29,788,387	$100.82	29,788,387	(See Note 1)

Note 1 - On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding.  The announcement did not specify an amount or expiration date.  The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases.  In its most recent earnings release dated July 31, 2014, the Corporation stated that third quarter 2014 share purchases to reduce shares outstanding are anticipated to equal $3 billion.  Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

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

EXXON MOBIL CORPORATION
Date: August 6, 2014	By:	/s/ PATRICK T. MULVA
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