Form 10-Q
period 2014-09-30
EXXON MOBIL CORP
filed 2014-11-05
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2014
Common stock, without par value	4,234,528,643

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues and other income
Sales and other operating revenue (1)	103,566	108,390	311,484	314,818
Income from equity affiliates	3,211	3,444	10,631	10,960
Other income	713	538	3,795	1,617
Total revenues and other income	107,490	112,372	325,910	327,395
Costs and other deductions
Crude oil and product purchases	60,428	63,961	181,391	183,088
Production and manufacturing expenses	9,951	9,842	30,517	29,856
Selling, general and administrative expenses	3,169	3,150	9,470	9,536
Depreciation and depletion	4,362	4,287	12,839	12,802
Exploration expenses, including dry holes	319	486	1,132	1,385
Interest expense	88	52	218	161
Sales-based taxes (1)	7,519	7,882	22,806	22,926
Other taxes and duties	8,244	8,523	24,749	24,646
Total costs and other deductions	94,080	98,183	283,122	284,400
Income before income taxes	13,410	14,189	42,788	42,995
Income taxes	5,064	6,120	15,955	18,190
Net income including noncontrolling interests	8,346	8,069	26,833	24,805
Net income attributable to noncontrolling interests	276	199	883	575
Net income attributable to ExxonMobil	8,070	7,870	25,950	24,230

Earnings per common share (dollars)	1.89	1.79	6.04	5.46

Earnings per common share - assuming dilution (dollars)	1.89	1.79	6.04	5.46

Dividends per common share (dollars)	0.69	0.63	2.01	1.83

(1) Sales-based taxes included in sales and other
operating revenue	7,519	7,882	22,806	22,926

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income including noncontrolling interests	8,346	8,069	26,833	24,805
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	(3,828)	1,229	(2,986)	(2,317)
Adjustment for foreign exchange translation (gain)/loss
included in net income	-	-	163	-
Postretirement benefits reserves adjustment
(excluding amortization)	372	(222)	196	(58)
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	289	455	918	1,353
Unrealized change in fair value of stock investments	(21)	-	(57)	-
Total other comprehensive income	(3,188)	1,462	(1,766)	(1,022)
Comprehensive income including noncontrolling interests	5,158	9,531	25,067	23,783
Comprehensive income attributable to
noncontrolling interests	(27)	331	588	420
Comprehensive income attributable to ExxonMobil	5,185	9,200	24,479	23,363

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)

	Sept. 30,	Dec. 31,
	2014	2013
Assets
Current assets
Cash and cash equivalents	4,962	4,644
Cash and cash equivalents – restricted	52	269
Notes and accounts receivable – net	30,963	33,152
Inventories
Crude oil, products and merchandise	13,441	12,117
Materials and supplies	4,320	4,018
Other current assets	4,857	5,108
Total current assets	58,595	59,308
Investments, advances and long-term receivables	35,012	36,328
Property, plant and equipment – net	251,406	243,650
Other assets, including intangibles – net	7,751	7,522
Total assets	352,764	346,808

Liabilities
Current liabilities
Notes and loans payable	10,243	15,808
Accounts payable and accrued liabilities	49,272	48,085
Income taxes payable	6,469	7,831
Total current liabilities	65,984	71,724
Long-term debt	11,591	6,891
Postretirement benefits reserves	19,268	20,646
Deferred income tax liabilities	41,132	40,530
Long-term obligations to equity companies	5,132	4,742
Other long-term obligations	22,162	21,780
Total liabilities	165,269	166,313

Commitments and contingencies (Note 2)

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	10,681	10,077
Earnings reinvested	404,738	387,432
Accumulated other comprehensive income	(12,196)	(10,725)
Common stock held in treasury
(3,784 million shares at Sept. 30, 2014 and
3,684 million shares at Dec. 31, 2013)	(222,636)	(212,781)
ExxonMobil share of equity	180,587	174,003
Noncontrolling interests	6,908	6,492
Total equity	187,495	180,495
Total liabilities and equity	352,764	346,808

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net income including noncontrolling interests	26,833	24,805
Depreciation and depletion	12,839	12,802
Changes in operational working capital, excluding cash and debt	(460)	(2,676)
All other items – net	(1,511)	(225)
Net cash provided by operating activities	37,701	34,706

Cash flows from investing activities
Additions to property, plant and equipment	(24,068)	(25,243)
Proceeds associated with sales of subsidiaries, property, plant and
equipment, and sales and returns of investments	3,794	871
Additional investments and advances	(1,269)	(3,644)
Other investing activities – net	3,415	527
Net cash used in investing activities	(18,128)	(27,489)

Cash flows from financing activities
Additions to long-term debt	5,503	206
Additions/(reductions) in short-term debt – net	(514)	(386)
Additions/(reductions) in debt with three months or less maturity	(5,413)	9,869
Cash dividends to ExxonMobil shareholders	(8,644)	(8,125)
Cash dividends to noncontrolling interests	(172)	(225)
Changes in noncontrolling interests	-	(1)
Tax benefits related to stock-based awards	10	14
Common stock acquired	(9,865)	(12,696)
Common stock sold	10	46
Net cash used in financing activities	(19,085)	(11,298)
Effects of exchange rate changes on cash	(170)	(191)
Increase/(decrease) in cash and cash equivalents	318	(4,272)
Cash and cash equivalents at beginning of period	4,644	9,582
Cash and cash equivalents at end of period	4,962	5,310

Supplemental Disclosures
Income taxes paid	14,338	19,871
Cash interest paid	295	318

Non-Cash Transaction

In the third quarter of 2014, ExxonMobil completed an asset exchange, primarily a noncash transaction, of approximately $600 million. This amount is not included in the “Proceeds associated with sales of subsidiaries, property, plant and equipment, and sales and returns of investments” or the “Additions to property, plant and equipment” lines on the Statement of Cash Flows.

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)

	ExxonMobil Share of Equity
			Accumulated
			Other	Common
			Compre-	Stock	ExxonMobil	Non-
	Common	Earnings	hensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity

Balance as of December 31, 2012	9,653	365,727	(12,184)	(197,333)	165,863	5,797	171,660
Amortization of stock-based awards	593	-	-	-	593	-	593
Tax benefits related to stock-based
awards	200	-	-	-	200	-	200
Other	(384)	-	-	-	(384)	242	(142)
Net income for the period	-	24,230	-	-	24,230	575	24,805
Dividends – common shares	-	(8,125)	-	-	(8,125)	(225)	(8,350)
Other comprehensive income	-	-	(867)	-	(867)	(155)	(1,022)
Acquisitions, at cost	-	-	-	(12,696)	(12,696)	(1)	(12,697)
Dispositions	-	-	-	431	431	-	431
Balance as of September 30, 2013	10,062	381,832	(13,051)	(209,598)	169,245	6,233	175,478

Balance as of December 31, 2013	10,077	387,432	(10,725)	(212,781)	174,003	6,492	180,495
Amortization of stock-based awards	588	-	-	-	588	-	588
Tax benefits related to stock-based
awards	10	-	-	-	10	-	10
Other	6	-	-	-	6	-	6
Net income for the period	-	25,950	-	-	25,950	883	26,833
Dividends – common shares	-	(8,644)	-	-	(8,644)	(172)	(8,816)
Other comprehensive income	-	-	(1,471)	-	(1,471)	(295)	(1,766)
Acquisitions, at cost	-	-	-	(9,865)	(9,865)	-	(9,865)
Dispositions	-	-	-	10	10	-	10
Balance as of September 30, 2014	10,681	404,738	(12,196)	(222,636)	180,587	6,908	187,495

	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013
		Held in				Held in
Common Stock Share Activity	Issued	Treasury	Outstanding		Issued	Treasury	Outstanding
	(millions of shares)				(millions of shares)

Balance as of December 31	8,019	(3,684)	4,335		8,019	(3,517)	4,502
Acquisitions	-	(100)	(100)		-	(141)	(141)
Dispositions	-	-	-		-	8	8
Balance as of September 30	8,019	(3,784)	4,235		8,019	(3,650)	4,369

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

Other Contingencies

The Corporation and certain of its consolidated subsidiaries were contingently liable at September 30, 2014, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	As of September 30, 2014
	Equity	Other
	Company	Third Party
	Obligations (1)	Obligations	Total
	(millions of dollars)
Guarantees
Debt-related	3,398	44	3,442
Other	3,267	4,273	7,540
Total	6,665	4,317	10,982

(1) ExxonMobil share

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation's outstanding unconditional purchase obligations at September 30, 2014, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

On September 6, 2007, affiliates of ExxonMobil filed a Request for Arbitration with the International Centre for Settlement of Investment Disputes (ICSID) invoking ICSID jurisdiction under Venezuela’s Investment Law and the Netherlands-Venezuela Bilateral Investment Treaty. The ICSID Tribunal issued a decision on June 10, 2010, finding that it had jurisdiction to proceed on the basis of the Netherlands-Venezuela Bilateral Investment Treaty. On October 9, 2014, the ICSID Tribunal issued its final award finding in favor of the ExxonMobil affiliates and awarding $1.6 billion as of the date of expropriation, June 27, 2007, and interest from that date at 3.25% compounded annually until the date of payment in full. The Tribunal also noted that one of the Cerro Negro Project agreements provides a mechanism to prevent double recovery between the ICISD award and all or part of an earlier award of $908 million to an ExxonMobil affiliate, Mobil Cerro Negro, Ltd., against PdVSA and a PdVSA affiliate, PdVSA CN, in an arbitration under the rules of the International Chamber of Commerce (ICC). Judgment was entered on the ICSID award by the United States District Court for the Southern District of New York on October 10, 2014. A motion to vacate that judgment on procedural grounds was filed by the Republic of Venezuela on October 14, 2014, and is pending before the court. On October 23, 2014, the Republic of Venezuela filed with ICSID an application to revise the ICSID award such that it requires repayment of the value of the ICC award to PdVSA at the same time as payment is made to the ExxonMobil affiliates for the ICSID award and that provision be made for interest on the amount to be repaid. Thereafter, pursuant to ICSID arbitration rules, the ICSID award was stayed pending further action of the Tribunal. On October 27, 2014, ExxonMobil filed a response with ICSID that contests the application for revision of that award on both factual and jurisdictional grounds. The ICSID award has yet to be satisfied and proceedings concerning the award remain pending and so the net impact of these matters on the Corporation’s consolidated financial results cannot be reasonably estimated. Regardless, the Corporation does not expect the resolution to have a material effect upon the Corporation’s operations or financial condition.

An affiliate of ExxonMobil is one of the Contractors under a Production Sharing Contract (PSC) with the Nigerian National Petroleum Corporation (NNPC) covering the Erha block located in the offshore waters of Nigeria. ExxonMobil's affiliate is the operator of the block and owns a 56.25 percent interest under the PSC. The Contractors are in dispute with NNPC regarding NNPC's lifting of crude oil in excess of its entitlement under the terms of the PSC. In accordance with the terms of the PSC, the Contractors initiated arbitration in Abuja, Nigeria, under the Nigerian Arbitration and Conciliation Act. On October 24, 2011, a three-member arbitral Tribunal issued an award upholding the Contractors' position in all material respects and awarding damages to the Contractors jointly in an amount of approximately $1.8 billion plus $234 million in accrued interest. The Contractors petitioned a Nigerian federal court for enforcement of the award, and NNPC petitioned the same court to have the award set aside. On May 22, 2012, the court set aside the award. The Contractors have appealed that judgment. In June 2013, the Contractors filed a lawsuit against NNPC in the Nigerian federal high court in order to preserve their ability to seek enforcement of the PSC in the courts if necessary. In October 2014, the Contractors filed suit in the United States District Court for the Southern District of New York to enforce, if necessary, the arbitration award against NNPC assets residing within that jurisdiction. At this time, the net impact of this matter on the Corporation's consolidated financial results cannot be reasonably estimated. However, regardless of the outcome of enforcement proceedings, the Corporation does not expect the proceedings to have a material effect upon the Corporation's operations or financial condition.

3.     Other Comprehensive Income Information

	Cumulative	Post-
	Foreign	retirement	Unrealized
	Exchange	Benefits	Change in
ExxonMobil Share of Accumulated Other	Translation	Reserves	Stock
Comprehensive Income	Adjustment	Adjustment	Investments	Total
	(millions of dollars)

Balance as of December 31, 2012	2,410	(14,594)	-	(12,184)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(2,118)	(52)	-	(2,170)
Amounts reclassified from accumulated other
comprehensive income	-	1,303	-	1,303
Total change in accumulated other comprehensive income	(2,118)	1,251	-	(867)
Balance as of September 30, 2013	292	(13,343)	-	(13,051)

Balance as of December 31, 2013	(846)	(9,879)	-	(10,725)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(2,637)	176	(57)	(2,518)
Amounts reclassified from accumulated other
comprehensive income	163	884	-	1,047
Total change in accumulated other comprehensive income	(2,474)	1,060	(57)	(1,471)
Balance as of September 30, 2014	(3,320)	(8,819)	(57)	(12,196)

	Three Months Ended		Nine Months Ended
Amounts Reclassified Out of Accumulated Other	September 30,		September 30,
Comprehensive Income - Before-tax Income/(Expense)	2014	2013	2014	2013
	(millions of dollars)

Foreign exchange translation gain/(loss) included in net income
(Statement of Income line: Other income)	-	-	(163)	-
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs (1)	(430)	(648)	(1,315)	(1,951)

(1)   These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 5 – Pension and Other Postretirement Benefits for additional details.)

	Three Months Ended		Nine Months Ended
Income Tax (Expense)/Credit For	September 30,		September 30,
Components of Other Comprehensive Income	2014	2013	2014	2013
	(millions of dollars)

Foreign exchange translation adjustment	70	(16)	99	100
Postretirement benefits reserves adjustment
(excluding amortization)	(138)	85	(61)	28
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	(141)	(193)	(397)	(598)
Unrealized change in fair value of stock investments	11	-	30	-
Total	(198)	(124)	(329)	(470)

4.     Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Earnings per common share
Net income attributable to ExxonMobil (millions of dollars)	8,070	7,870	25,950	24,230

Weighted average number of common shares
outstanding (millions of shares)	4,267	4,395	4,297	4,438

Earnings per common share (dollars) (1)	1.89	1.79	6.04	5.46

(1)  The calculation of earnings per common share and earnings per common share – assuming dilution are the same in each period shown.

5.     Pension and Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(millions of dollars)
Components of net benefit cost
Pension Benefits - U.S.
Service cost	156	206	515	581
Interest cost	202	188	605	562
Expected return on plan assets	(200)	(209)	(600)	(626)
Amortization of actuarial loss/(gain) and prior
service cost	105	165	313	493
Net pension enhancement and
curtailment/settlement cost	113	182	338	546
Net benefit cost	376	532	1,171	1,556

Pension Benefits - Non-U.S.
Service cost	144	170	448	521
Interest cost	285	265	859	803
Expected return on plan assets	(300)	(278)	(899)	(841)
Amortization of actuarial loss/(gain) and prior
service cost	183	239	564	724
Net pension enhancement and
curtailment/settlement cost	-	1	-	2
Net benefit cost	312	397	972	1,209

Other Postretirement Benefits
Service cost	32	44	107	123
Interest cost	89	87	293	264
Expected return on plan assets	(9)	(10)	(29)	(30)
Amortization of actuarial loss/(gain) and prior
service cost	29	61	100	186
Net benefit cost	141	182	471	543

6.     Financial Instruments

The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. The estimated fair value of total long-term debt, excluding capitalized lease obligations, was $11,568  million at September 30, 2014, and $6,787  million at December 31, 2013, as compared to recorded book values of $11,238  million at September 30, 2014, and $6,516  million at December 31, 2013. The increase in the estimated fair value and book value of long-term debt reflects the Corporation’s issuance of $5,500 million of long-term debt in the first quarter of 2014. The $5,500 million of long-term debt is comprised of $750 million of floating-rate notes due in 2017, $500 million of floating-rate notes due in 2019, $1,500 million of 0.921% notes due in 2017, $1,750 million of 1.819% notes due in 2019, and $1,000 million of 3.176% notes due in 2024.

The fair value of long-term debt by hierarchy level at September 30, 2014, is: Level 1 $10,868 million; Level 2 $637 million; and Level 3 $63 million. Level 1 represents quoted prices in active markets. Level 2 includes debt whose fair value is based upon a publicly available index.  Level 3 involves using internal data augmented by relevant market indicators if available.

7.     Disclosures about Segments and Related Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Earnings After Income Tax	(millions of dollars)
Upstream
United States	1,257	1,050	3,694	3,005
Non-U.S.	5,159	5,663	18,386	17,050
Downstream
United States	460	315	1,619	1,602
Non-U.S.	564	277	929	931
Chemical
United States	765	680	1,972	1,947
Non-U.S.	435	345	1,116	971
All other	(570)	(460)	(1,766)	(1,276)
Corporate total	8,070	7,870	25,950	24,230

Sales and Other Operating Revenue (1)
Upstream
United States	4,133	3,416	12,780	9,516
Non-U.S.	5,367	5,829	17,607	18,931
Downstream
United States	31,367	32,032	94,210	92,995
Non-U.S.	52,580	57,179	157,044	164,066
Chemical
United States	3,920	3,873	11,546	11,479
Non-U.S.	6,196	6,058	18,280	17,813
All other	3	3	17	18
Corporate total	103,566	108,390	311,484	314,818

(1) Includes sales-based taxes

Intersegment Revenue
Upstream
United States	1,866	2,015	6,133	6,324
Non-U.S.	10,466	12,505	31,327	35,097
Downstream
United States	4,390	5,056	13,446	15,312
Non-U.S.	11,086	14,099	36,485	39,263
Chemical
United States	2,775	2,971	7,962	9,157
Non-U.S.	2,328	2,352	7,052	6,407
All other	69	66	207	204

EXXON MOBIL CORPORATION

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Third Quarter		First Nine Months
Earnings (U.S. GAAP)	2014	2013	2014	2013
	(millions of dollars)
Upstream
United States	1,257	1,050	3,694	3,005
Non-U.S.	5,159	5,663	18,386	17,050
Downstream
United States	460	315	1,619	1,602
Non-U.S.	564	277	929	931
Chemical
United States	765	680	1,972	1,947
Non-U.S.	435	345	1,116	971
Corporate and financing	(570)	(460)	(1,766)	(1,276)
Net Income attributable to ExxonMobil (U.S. GAAP)	8,070	7,870	25,950	24,230

Earnings per common share (dollars)	1.89	1.79	6.04	5.46

Earnings per common share - assuming dilution (dollars)	1.89	1.79	6.04	5.46

References in this discussion to corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the consolidated income statement.  Unless otherwise indicated, references to earnings, Upstream, Downstream, Chemical and Corporate and Financing segment earnings, and earnings per share are ExxonMobil's share after excluding amounts attributable to noncontrolling interests.

REVIEW OF THIRD QUARTER 2014 RESULTS

Earnings in the period rose 3 percent from the third quarter of 2013, driven by higher margins and improved operations in the Downstream and Chemical businesses, partially offset by the impact of lower Upstream realizations.

ExxonMobil’s quarterly results demonstrate the strength of our integrated business model. Integration across Upstream, Downstream and Chemical gives us competitive advantages in scale, efficiency, technical and commercial capabilities, regardless of market fluctuations over the business cycle.

Earnings of $25,950 million in the first nine months of 2014 increased $1,720 million from 2013.

Earnings per share – assuming dilution for the first nine months of 2014 increased 11 percent to $6.04.

Capital and exploration expenditures for the first nine months of 2014 were $28.1 billion, down 14 percent from 2013.

Through the first nine months of 2014, the Corporation distributed $17.6 billion to shareholders through dividends and share purchases to reduce shares outstanding.

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(millions of dollars)
Upstream earnings
United States	1,257	1,050	3,694	3,005
Non-U.S.	5,159	5,663	18,386	17,050
Total	6,416	6,713	22,080	20,055

Upstream earnings were $6,416 million in the third quarter of 2014, down $297 million from the third quarter of 2013. Lower realizations decreased earnings by $670 million. Favorable volume mix effects increased earnings by $340 million. All other items increased earnings by $30 million.

On an oil‑equivalent basis, production decreased 4.7 percent from the third quarter of 2013. Excluding the impact of the expiry of the Abu Dhabi onshore concession, production decreased 1 percent, with liquids up 0.6 percent and gas down 2.9 percent.

Liquids production totaled 2,065 kbd (thousands of barrels per day), down 134 kbd from the third quarter of 2013. The Abu Dhabi onshore concession expiry reduced volumes by 148 kbd. Excluding this impact, liquids production was up slightly as project ramp‑up and work programs more than offset field decline, divestment impacts and higher downtime.

Third quarter natural gas production was 10,595 mcfd (millions of cubic feet per day), down 319 mcfd from 2013. Field decline and lower entitlement volumes were partly offset by new production from Papua New Guinea and work programs.

Earnings from U.S. Upstream operations were $1,257 million, $207 million higher than the third quarter of 2013. Non‑U.S. Upstream earnings were $5,159 million, down $504 million from the prior year.

Upstream earnings in the first nine months of 2014 were $22,080 million, up $2,025 million from 2013. Lower prices and volumes were more than offset by favorable mix effects, increasing earnings by a net $470 million. All other items, primarily asset sales, increased earnings by $1.6 billion.

On an oil‑equivalent basis, production was down 5.3 percent compared to the same period in 2013. Excluding the impact of the expiry of the Abu Dhabi onshore concession, production decreased 2 percent.

Liquids production of 2,087 kbd decreased 105 kbd compared to 2013.  The Abu Dhabi onshore concession expiry reduced volumes by 137 kbd. Excluding this impact, liquids production was up 1.5 percent, driven by project ramp‑up and work programs.

Natural gas production of 11,115 mcfd decreased 703 mcfd from 2013, as expected U.S. field decline and lower European demand were partially offset by project ramp‑up and work programs.

Earnings from U.S. Upstream operations were $3,694 million, up $689 million from 2013. Non‑U.S. Upstream earnings were $18,386 million, up $1,336 million from the prior year.

	Third Quarter	First Nine Months
Upstream additional information	(thousands of barrels daily)
Volumes reconciliation (Oil-equivalent production)(1)
2013	4,018	4,162
Entitlements - Net interest	(2)	(3)
Entitlements - Price / spend	(44)	(45)
Quotas	-	-
Divestments	(36)	(28)
United Arab Emirates onshore concession expiry	(148)	(137)
Net growth	43	(9)
2014	3,831	3,940

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

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(millions of dollars)
Downstream earnings
United States	460	315	1,619	1,602
Non-U.S.	564	277	929	931
Total	1,024	592	2,548	2,533

Downstream earnings were $1,024 million in the third quarter of 2014, up $432 million from 2013.  Stronger margins, primarily refining, increased earnings by $820 million. Volume and mix effects increased earnings by $100 million. All other items, primarily foreign exchange impacts, decreased earnings by $490 million. Petroleum product sales of 5,999 kbd were 32 kbd lower than last year's third quarter.

Earnings from the U.S. Downstream were $460 million, up $145 million from the third quarter of 2013. Non‑U.S. Downstream earnings of $564 million were $287 million higher than last year.

Downstream earnings of $2,548 million in the first nine months of 2014 increased $15 million from 2013. Lower margins, mainly refining, decreased earnings by $280 million.  Volume and mix effects increased earnings by $460 million. All other items, primarily unfavorable foreign exchange and tax impacts, partially offset by lower operating expenses, decreased earnings by $160 million. Petroleum product sales of 5,886 kbd increased 35 kbd from 2013.

U.S. Downstream earnings were $1,619 million, up $17 million from 2013. Non‑U.S. Downstream earnings were $929 million, a decrease of $2 million from the prior year.

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(millions of dollars)
Chemical earnings
United States	765	680	1,972	1,947
Non-U.S.	435	345	1,116	971
Total	1,200	1,025	3,088	2,918

Third quarter 2014 Chemical earnings of $1,200 million were $175 million higher than the third quarter of 2013. Margins increased earnings by $210 million, with improved commodities realizations partly offset by weaker specialties. Volume and mix effects increased earnings by $10 million. All other items decreased earnings by $40 million. Third quarter prime product sales of 6,249 kt (thousands of metric tons) were essentially flat with last year's third quarter.

Chemical earnings of $3,088 million in the first nine months of 2014 were $170 million higher than 2013. Higher margins increased earnings by $20 million, while volume and mix effects increased earnings by $140 million. All other items increased earnings by $10 million. Prime product sales of 18,516 kt were up 530 kt from 2013, driven by increased Singapore production.

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(millions of dollars)

Corporate and financing earnings	(570)	(460)	(1,766)	(1,276)

Corporate and financing expenses were $570 million for the third quarter of 2014, up $110 million from the third quarter of 2013.

Corporate and financing expenses were $1,766 million in the first nine months of 2014, up $490 million from 2013, primarily due to unfavorable tax impacts.

LIQUIDITY AND CAPITAL RESOURCES

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			37,701	34,706
Investing activities			(18,128)	(27,489)
Financing activities			(19,085)	(11,298)
Effect of exchange rate changes			(170)	(191)
Increase/(decrease) in cash and cash equivalents			318	(4,272)

Cash and cash equivalents (at end of period)			4,962	5,310
Cash and cash equivalents – restricted (at end of period)			52	439
Total cash and cash equivalents (at end of period)			5,014	5,749

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	12,396	13,431	37,701	34,706
Proceeds associated with sales of subsidiaries, property,
plant & equipment, and sales and returns of investments	127	206	3,794	871
Cash flow from operations and asset sales	12,523	13,637	41,495	35,577

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

Cash flow from operations and asset sales in the third quarter of 2014 was $12.5 billion, including asset sales of $0.1 billion, and decreased $1.1 billion from the comparable 2013 period primarily due to working capital changes.

Cash provided by operating activities totaled $37.7 billion for the first nine months of 2014, $3.0 billion higher than 2013. The major source of funds was net income including noncontrolling interests of $26.8 billion, an increase of $2.0 billion from the prior year period.  The adjustment for the noncash provision of $12.8 billion for depreciation and depletion was flat with 2013.  Changes in operational working capital decreased cash flows by $0.5 billion in 2014 primarily due to increase in inventory offset by payable balances.  Changes in operational working capital decreased cash flows by $2.7 billion in 2013, primarily due to an increase in inventory.  All other items net decreased cash by $1.5 billion in 2014 and by $0.2 billion in 2013.  For additional details, see the Condensed Consolidated Statement of Cash Flows on page 6.

Investing activities for the first nine months of 2014 used net cash of $18.1 billion, a decrease of $9.4 billion compared to the prior year.  Spending for additions to property, plant and equipment of $24.1 billion was $1.2 billion lower than 2013.  Proceeds from asset sales of $3.8 billion increased $2.9 billion.  Additional investment and advances decreased $2.4 billion to $1.3 billion reflecting the absence of the 2013 acquisition of Celtic Exploration Ltd.  Other investing activities – net increased $2.9 billion to $3.4 billion primarily reflecting the collection of advances.

Cash flow from operations and asset sales for the first nine months of 2014 was $41.5 billion, including asset sales of $3.8 billion, and increased $5.9 billion from the comparable 2013 period due to higher proceeds from asset sales and the absence of unfavorable 2013 working capital impacts.

During the first quarter of 2014, the Corporation issued $5.5 billion of long-term debt and used the proceeds to reduce short-term debt.  Net cash used in financing activities of $19.1 billion in the first nine months of 2014 was $7.8 billion higher than 2013 reflecting total debt reduction in 2014 and short-term debt issuance in 2013, partially offset by a lower level of purchases of shares of ExxonMobil stock in 2014.

During the third quarter of 2014, Exxon Mobil Corporation purchased 30 million shares of its common stock for the treasury at a gross cost of $3.0 billion.  These purchases were to reduce the number of shares outstanding.  Shares outstanding decreased from 4,265 million at the end of the second quarter to 4,235 million at the end of the third quarter 2014.  Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed to shareholders a total of $5.9 billion in the third quarter of 2014 through dividends and share purchases to reduce shares outstanding.

Total cash and cash equivalents of $5.0 billion at the end of the third quarter of 2014 compared to $5.7 billion at the end of the third quarter of 2013.

Total debt of $21.8 billion compared to $22.7 billion at year-end 2013.  The Corporation's debt to total capital ratio was 10.4 percent at the end of the third quarter of 2014 compared to 11.2 percent at year-end 2013.

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

Litigation and other contingencies are discussed in Note 2 to the unaudited condensed consolidated financial statements.

TAXES

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(millions of dollars)

Income taxes	5,064	6,120	15,955	18,190
Effective income tax rate	43%	48%	43%	48%
Sales-based taxes	7,519	7,882	22,806	22,926
All other taxes and duties	9,060	9,252	27,223	27,019
Total	21,643	23,254	65,984	68,135

Income, sales-based and all other taxes and duties totaled $21.6 billion for the third quarter of 2014, a decrease of $1.6 billion from 2013.  Income tax expense decreased by $1.1 billion to $5.1 billion as a result of a lower effective tax rate.  The effective income tax rate was 43 percent compared to 48 percent in the prior year period due primarily to impacts related to the Corporation’s asset management program.  Sales-based taxes and all other taxes and duties decreased by $0.6 billion to $16.6 billion.

Income, sales-based and all other taxes and duties totaled $66.0 billion for the first nine months of 2014, a decrease of $2.2 billion from 2013.  Income tax expense decreased by $2.2 billion to $16.0 billion as a result of a lower effective tax rate.  The effective income tax rate was 43 percent compared to 48 percent in the prior year due primarily to impacts related to the Corporation’s asset management program.  Sales-based and all other taxes were flat at $50.0 billion.

CAPITAL AND EXPLORATION EXPENDITURES

	Third Quarter		First Nine Months
	2014	2013	2014	2013
	(millions of dollars)

Upstream (including exploration expenses)	8,424	9,475	24,082	29,599
Downstream	780	556	2,002	1,740
Chemical	626	509	1,970	1,215
Other	7	6	19	11
Total	9,837	10,546	28,073	32,565

Capital and exploration expenditures in the third quarter of 2014 were $9.8 billion, down 7 percent from the third quarter of 2013.

Capital and exploration expenditures in the first nine months of 2014 were $28.1 billion, down 14 percent from the first nine months of 2013 due primarily to the absence of the $3.1 billion Celtic Exploration Ltd. acquisition. The Corporation anticipates an average investment profile of about $37 billion per year for the next several years. Actual spending could vary depending on the progress of individual projects and property acquisitions.

As noted in Item 1A of ExxonMobil’s Form 10-K for 2013, the Corporation’s results can be adversely affected by political or regulatory developments affecting our operations. These include restrictions on doing business in certain countries, or restricting the kind of business that may be conducted. As noted in ExxonMobil’s Form 10-Q for the quarter ended June 30, 2014, both the European Union (EU) and the United States (U.S.) have imposed sanctions against Russia relating to the situation in the Ukraine. On September 12, 2014, the EU and U.S. imposed additional sanctions relating to the Russian energy sector. In compliance with the sanctions and all general and specific licenses, prohibited activities involving offshore Russia in the Black Sea, Arctic regions, and onshore West Siberia have been wound down.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the nine months ended September 30, 2014, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2013.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of September 30, 2014. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

ExxonMobil Refining & Supply Company, a division of the Corporation, entered into a Consent Agreement and Final Order, effective August 19, 2014, resolving two alleged violations relating to a purported failure to annually certify operating procedures for two processes and an alleged failure to fully train contract employees on practices associated with opening process equipment during two incidents at the Baton Rouge Refinery in early 2012. These alleged violations were identified by the United States Environmental Protection Agency (EPA) during a July 2012 inspection of the refinery. The settlement terms, agreed to by the EPA and the Corporation, require the Corporation to pay a civil penalty in the amount of $120,000.

As reported in the Corporation’s Form 10-Q for the second quarter of 2014, on May 20, 2014, the Texas Commission on Environmental Quality (TCEQ) issued a Notice of Enforcement and Proposed Agreed Order alleging that record reviews and inspections at ExxonMobil Oil Corporation’s (EMOC) Beaumont, Texas, refinery in 2013 and 2014, identified deficiencies in the refinery’s cooling tower monitoring activities and one air emission event, which allegedly violated provisions of the Texas Health and Safety Code, the Texas Water Code, and the Code of Federal Regulations. Additionally, TCEQ identified deficiencies in a refinery continuous emissions monitoring system relative accuracy test audit procedure. The parties have agreed upon full settlement of the enforcement action which imposes a $200,859 penalty on EMOC. To date, $100,429 has been paid to TCEQ. The balance will be paid to a Supplemental Environmental Project upon endorsement by TCEQ.

Regarding the civil enforcement investigation related to the April 28, 2012, discharge of crude oil from the ExxonMobil Pipeline Company’s (EMPCo) North Line Pipeline near Torbert in Pointe Coupee Parish, Louisiana, previously reported in the Corporation’s Form 10-Q for the third quarter of 2013, EMPCo entered into a Consent Decree with U.S. Department of Justice and the EPA, which was filed in federal court on August 26, 2014, and approved by the Court on October 17, 2014. EMPCo agreed to a penalty of $1.437 million which resolved the Clean Water Act allegation. The allegations raised by the Louisiana Department of Environmental Quality remain unresolved at this time.

Regarding the U.S. Department of Transportation Pipeline & Hazardous Material Safety Administration (PHMSA) enforcement action with respect to EMPCo’s pipeline integrity management program previously reported in the Corporation’s Form 10-Q for the first quarter of 2012 and second quarter of 2013, on July 15, 2014, PHMSA issued its decision on EMPCo’s Petition for Reconsideration and reduced the civil penalty imposed on EMPCo from $112,300 to $101,500 and reduced the number of pipeline segments required to be hydro-pressure tested from 16 to 7 segments. EMPCo paid the penalty assessed on August 4, 2014.

Regarding the enforcement matter brought by TCEQ concerning alleged exceedances of volatile organic compound emissions from Tank 22 at the Corporation’s King Ranch Gas Plant previously reported in the Corporation’s Form 10-K for 2013, the parties have agreed upon a settlement of the matter, which was approved by the TCEQ Commissioners on August 20, 2014. The settlement requires the Corporation to comply with the applicable new source review permit, remove Tank 22 from service, and pay a penalty of $225,450 consisting of a $90,180 civil penalty and a $90,180 payment to a TCEQ-approved Supplemental Environmental Project fund. The remaining $45,090 of the penalty will be deferred and removed if all of the terms of the settlement agreement are achieved by August 20, 2015.

As reported in the Corporation’s Forms 10-Q for the first quarter of 2012 and the first and second quarters of 2014, the EPA issued administrative orders to XTO Energy Inc. (XTO) for alleged violations of the Clean Water Act at three XTO locations in West Virginia. In addition, XTO voluntarily disclosed six additional West Virginia sites to the EPA. One of these voluntarily reported sites has been resolved with no enforcement action taken. Negotiations continue on a Consent Decree for the remaining eight sites to resolve outstanding penalty and compliance issues. It is expected that the EPA will seek penalties from XTO in excess of $100,000 to resolve the matters at all of the remaining sites.

Refer to the relevant portions of Note 2 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended September 30, 2014

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

July 2014	9,877,347	$102.84	9,877,347
August 2014	10,020,040	$99.09	10,020,040
September 2014	10,271,733	$96.70	10,271,733
Total	30,169,120	$99.50	30,169,120	(See Note 1)

Note 1 - On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding. The announcement did not specify an amount or expiration date. The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases. In its most recent earnings release dated October 31, 2014, the Corporation stated that fourth quarter 2014 share purchases to reduce shares outstanding are anticipated to equal $3 billion. Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

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

EXXON MOBIL CORPORATION
Date: November 5, 2014	By:	/s/ DAVID S. ROSENTHAL
David S. Rosenthal
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