Form 10-K
period 2014-12-31
EXXON MOBIL CORP
filed 2015-02-25
CIK 34088

2014

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(972) 444-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, without par value (4,194,690,266 shares outstanding at January 31, 2015)	New York Stock Exchange

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

Large accelerated filer   ☑              Accelerated filer   ☐

Non-accelerated filer   ☐            Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes   ☐     No   ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $100.68 on the New York Stock Exchange composite tape, was in excess of $429 billion.

Documents Incorporated by Reference:  Proxy Statement for the 2015 Annual Meeting of Shareholders (Part III)

EXXON MOBIL CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Throughout ExxonMobil’s businesses, new and ongoing measures are taken to prevent and minimize the impact of our operations on air, water and ground. These include a significant investment in refining infrastructure and technology to manufacture clean fuels, as well as projects to monitor and reduce nitrogen oxide, sulfur oxide and greenhouse gas emissions, and expenditures for asset retirement obligations. Using definitions and guidelines established by the American Petroleum Institute, ExxonMobil’s 2014 worldwide environmental expenditures for all such preventative and remediation steps, including ExxonMobil’s share of equity company expenditures, were $6.2 billion, of which $3.5 billion were included in expenses with the remainder in capital expenditures. The total cost for such activities is expected to remain in this range in 2015 and 2016 (with capital expenditures approximately 40 percent of the total).

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

ExxonMobil has a long‑standing commitment to the development of proprietary technology. We have a wide array of research programs designed to meet the needs identified in each of our business segments. Information on Company-sponsored research and development spending is contained in “Note 3: Miscellaneous Financial Information” of the Financial Section of this report. ExxonMobil held approximately 11 thousand active patents worldwide at the end of 2014. For technology licensed to third parties, revenues totaled approximately $148 million in 2014. Although technology is an important contributor to the overall operations and results of our Company, the profitability of each business segment is not dependent on any individual patent, trade secret, trademark, license, franchise or concession.

The number of regular employees was 75.3 thousand, 75.0 thousand, and 76.9 thousand at years ended 2014, 2013 and 2012, respectively. Regular employees are defined as active executive, management, professional, technical and wage employees who work full time or part time for the Corporation and are covered by the Corporation’s benefit plans and programs. Regular employees do not include employees of the company-operated retail sites (CORS). The number of CORS employees was 8.4 thousand, 9.8 thousand, and 11.1 thousand at years ended 2014, 2013 and 2012, respectively.

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

Restrictions on doing business. ExxonMobil is subject to laws and sanctions imposed by the U.S. or by other jurisdictions where we do business that may prohibit ExxonMobil or certain of its affiliates from doing business in certain countries, or restricting the kind of business that may be conducted. Such restrictions may provide a competitive advantage to competitors who may not be subject to comparable restrictions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2.       Properties

Information with regard to oil and gas producing activities follows:

1. Disclosure of Reserves

A. Summary of Oil and Gas Reserves at Year-End 2014

The table below summarizes the oil-equivalent proved reserves in each geographic area and by product type for consolidated subsidiaries and equity companies. The Corporation has reported proved reserves on the basis of the average of the first-day-of-the-month price for each month during the last 12-month period. Gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels. No major discovery or other favorable or adverse event has occurred since December 31, 2014, that would cause a significant change in the estimated proved reserves as of that date.

	Crude	Natural Gas		Synthetic	Natural	Oil-Equivalent
	Oil	Liquids	Bitumen	Oil	Gas	Basis
	(million bbls)	(million bbls)	(million bbls)	(million bbls)	(billion cubic ft)	(million bbls)
Proved Reserves
Developed
Consolidated Subsidiaries
United States	1,215	287	-	-	14,169	3,864
Canada/South America (1)	98	13	2,122	534	615	2,869
Europe	170	35	-	-	1,870	517
Africa	722	172	-	-	764	1,021
Asia	1,481	134	-	-	5,031	2,453
Australia/Oceania	74	38	-	-	2,179	475
Total Consolidated	3,760	679	2,122	534	24,628	11,199

Equity Companies
United States	259	10	-	-	194	301
Europe	26	-	-	-	6,484	1,107
Asia	822	366	-	-	16,305	3,906
Total Equity Company	1,107	376	-	-	22,983	5,314
Total Developed	4,867	1,055	2,122	534	47,611	16,513

Undeveloped
Consolidated Subsidiaries
United States	893	341	-	-	11,818	3,203
Canada/South America (1)	184	6	2,111	-	611	2,403
Europe	29	13	-	-	513	127
Africa	380	21	-	-	47	409
Asia	651	-	-	-	429	723
Australia/Oceania	67	32	-	-	5,097	949
Total Consolidated	2,204	413	2,111	-	18,515	7,814

Equity Companies
United States	69	6	-	-	78	88
Europe	1	-	-	-	1,934	323
Asia	278	53	-	-	1,200	531
Total Equity Company	348	59	-	-	3,212	942
Total Undeveloped	2,552	472	2,111	-	21,727	8,756
Total Proved Reserves	7,419	1,527	4,233	534	69,338	25,269

(1)   South America includes proved developed reserves of 0.2 million barrels of crude oil and natural gas liquids and 39 billion cubic feet of natural gas and proved undeveloped reserves of 7 billion cubic feet of natural gas.

In the preceding reserves information, consolidated subsidiary and equity company reserves are reported separately. However, the Corporation operates its business with the same view of equity company reserves as it has for reserves from consolidated subsidiaries.

The Corporation’s overall volume capacity outlook, based on projects coming on stream as anticipated, is for production capacity to grow over the coming years. However, actual volumes will vary from year to year due to the timing of individual project start-ups, operational outages, reservoir performance, regulatory changes, the impact of fiscal and commercial terms, asset sales, weather events, price effects on production sharing contracts and other factors as described in Item 1A—Risk Factors of this report.

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

B. Technologies Used in Establishing Proved Reserves Additions in 2014

Additions to ExxonMobil’s proved reserves in 2014 were based on estimates generated through the integration of available and appropriate geological, engineering and production data, utilizing well-established technologies that have been demonstrated in the field to yield repeatable and consistent results.

Data used in these integrated assessments included information obtained directly from the subsurface via wellbores, such as well logs, reservoir core samples, fluid samples, static and dynamic pressure information, production test data, and surveillance and performance information. The data utilized also included subsurface information obtained through indirect measurements including high-quality 3-D and 4-D seismic data, calibrated with available well control information. The tools used to interpret the data included proprietary seismic processing software, proprietary reservoir modeling and simulation software, and commercially available data analysis packages.

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

 2. Proved Undeveloped Reserves

At year-end 2014, approximately 8.8 billion oil-equivalent barrels (GOEB) of ExxonMobil’s proved reserves were classified as proved undeveloped. This represents 35 percent of the 25.3 GOEB reported in proved reserves. This compares to the 8.5 GOEB of proved undeveloped reserves reported at the end of 2013. During the year, ExxonMobil conducted development activities in over 100 fields that resulted in the transfer of approximately 0.8 GOEB from proved undeveloped to proved developed reserves by year-end. The largest transfers were related to Papua New Guinea (PNG) LNG start-up and drilling activity in the United States.

One of ExxonMobil’s requirements for reporting proved reserves is that management has made significant funding commitments toward the development of the reserves. ExxonMobil has a disciplined investment strategy and many major fields require long lead-time in order to be developed. Development projects typically take two to four years from the time of recording  proved undeveloped reserves to the start of production. However, the development time for large and complex projects can exceed five years. During 2014, discoveries and extensions related to new projects added approximately 0.6 GOEB of proved undeveloped reserves. The largest of these additions were related to planned drilling in the United States and project funding in Angola, Russia and Kazakhstan. Overall, investments of $24.2 billion were made by the Corporation during 2014 to progress the development of reported proved undeveloped reserves, including $22.4 billion for oil and gas producing activities and an additional $1.8 billion for other non-oil and gas producing activities such as the construction of support infrastructure and other related facilities. These investments represented 74 percent of the $32.7 billion in total reported Upstream capital and exploration expenditures.

Proved undeveloped reserves in Australia, the United States, Kazakhstan, Nigeria, and the Netherlands have remained undeveloped for five years or more primarily due to constraints on the capacity of infrastructure, the pace of co-venturer/government funding, as well as the time required to complete development for very large projects. The Corporation is reasonably certain that these proved reserves will be produced; however, the timing and amount recovered can be affected by a number of factors including completion of development projects, reservoir performance, regulatory approvals, and significant changes in long-term oil and gas price levels. Of the proved undeveloped reserves that have been reported for five or more years, 84 percent are contained in the aforementioned countries. The largest of these is related to LNG/Gas projects in Australia, where construction of the Gorgon LNG project is under way. In Kazakhstan, the proved undeveloped reserves are related to the remainder of the initial development of the offshore Kashagan field which is included in the North Caspian Production Sharing Agreement and the Tengizchevroil joint venture which includes a production license in the Tengiz – Korolev field complex. The Tengizchevroil joint venture is producing, and proved undeveloped reserves will continue to move to proved developed as approved development phases progress. In the Netherlands, the Groningen gas field has proved undeveloped reserves reported that are related to installation of future stages of compression. These reserves will move to proved developed when the additional stages of compression are installed to maintain field delivery pressure.

3. Oil and Gas Production, Production Prices and Production Costs

A. Oil and Gas Production

The table below summarizes production by final product sold and by geographic area for the last three years.

	2014		2013		2012
	(thousands of barrels daily)
Crude oil and natural gas liquids production	Crude Oil	NGL	Crude Oil	NGL	Crude Oil	NGL
Consolidated Subsidiaries
United States	304	85	283	85	274	81
Canada/South America (1)	52	9	57	10	49	10
Europe	151	28	157	27	170	33
Africa	469	20	451	18	472	15
Asia	293	26	313	30	319	43
Australia/Oceania	39	20	29	19	32	18
Total Consolidated Subsidiaries	1,308	188	1,290	189	1,316	200

Equity Companies
United States	63	2	61	2	61	2
Europe	5	-	6	-	4	-
Asia	236	69	373	68	345	65
Total Equity Companies	304	71	440	70	410	67

Total crude oil and natural gas liquids production	1,612	259	1,730	259	1,726	267

Bitumen production
Consolidated Subsidiaries
Canada/South America	180		148		123

Synthetic oil production
Consolidated Subsidiaries
Canada/South America	60		65		69

Total liquids production	2,111		2,202		2,185

	(millions of cubic feet daily)
Natural gas production available for sale
Consolidated Subsidiaries
United States	3,374		3,530		3,819
Canada/South America (1)	310		354		362
Europe	1,226		1,294		1,446
Africa	4		6		17
Asia	1,067		1,180		1,445
Australia/Oceania	512		351		363
Total Consolidated Subsidiaries	6,493		6,715		7,452

Equity Companies
United States	30		15		3
Europe	1,590		1,957		1,774
Asia	3,032		3,149		3,093
Total Equity Companies	4,652		5,121		4,870
Total natural gas production available for sale	11,145		11,836		12,322

	(thousands of oil-equivalent barrels daily)
Oil-equivalent production	3,969		4,175		4,239

(1)   South America includes liquids production for 2012 of one thousand barrels daily and natural gas production available for sale for 2014, 2013 and 2012 of 21 million, 28 million, and 38 million cubic feet daily, respectively.

B. Production Prices and Production Costs

The table below summarizes average production prices and average production costs by geographic area and by product type for the last three years.

	United	Canada/				Australia/
	States	S. America	Europe	Africa	Asia	Oceania	Total
During 2014	(dollars per unit)
Consolidated Subsidiaries
Average production prices
Crude oil, per barrel	84.00	86.46	96.43	97.46	95.27	95.56	93.21
NGL, per barrel	39.70	51.86	53.68	65.21	40.81	56.77	47.07
Natural gas, per thousand cubic feet	3.61	3.96	8.18	2.61	3.71	5.87	4.68
Bitumen, per barrel	-	62.68	-	-	-	-	62.68
Synthetic oil, per barrel	-	89.76	-	-	-	-	89.76
Average production costs, per oil-equivalent barrel - total	13.35	33.03	22.29	12.58	8.64	11.05	15.94
Average production costs, per barrel - bitumen	-	32.66	-	-	-	-	32.66
Average production costs, per barrel - synthetic oil	-	55.32	-	-	-	-	55.32

Equity Companies
Average production prices
Crude oil, per barrel	91.24	-	88.68	-	93.42	-	92.89
NGL, per barrel	38.77	-	-	-	65.31	-	64.41
Natural gas, per thousand cubic feet	4.54	-	8.28	-	10.00	-	9.38
Average production costs, per oil-equivalent barrel - total	24.34	-	6.10	-	1.85	-	4.22

Total
Average production prices
Crude oil, per barrel	85.23	86.46	96.17	97.46	94.44	95.56	93.15
NGL, per barrel	39.68	51.86	53.68	65.21	58.52	56.77	51.84
Natural gas, per thousand cubic feet	3.62	3.96	8.23	2.61	8.36	5.87	6.64
Bitumen, per barrel	-	62.68	-	-	-	-	62.68
Synthetic oil, per barrel	-	89.76	-	-	-	-	89.76
Average production costs, per oil-equivalent barrel - total	14.10	33.03	15.59	12.58	4.44	11.05	12.55
Average production costs, per barrel - bitumen	-	32.66	-	-	-	-	32.66
Average production costs, per barrel - synthetic oil	-	55.32	-	-	-	-	55.32

During 2013
Consolidated Subsidiaries
Average production prices
Crude oil, per barrel	93.56	98.91	106.75	108.73	106.18	107.92	104.13
NGL, per barrel	44.30	44.96	65.36	75.24	40.83	59.55	51.12
Natural gas, per thousand cubic feet	2.99	2.80	10.07	2.79	4.10	4.20	4.60
Bitumen, per barrel	-	59.63	-	-	-	-	59.63
Synthetic oil, per barrel	-	93.96	-	-	-	-	93.96
Average production costs, per oil-equivalent barrel - total	12.02	32.02	19.57	13.95	8.95	16.81	15.42
Average production costs, per barrel - bitumen	-	34.30	-	-	-	-	34.30
Average production costs, per barrel - synthetic oil	-	50.94	-	-	-	-	50.94

Equity Companies
Average production prices
Crude oil, per barrel	102.24	-	99.26	-	103.96	-	103.66
NGL, per barrel	42.02	-	-	-	70.90	-	69.96
Natural gas, per thousand cubic feet	4.37	-	9.28	-	10.19	-	9.82
Average production costs, per oil-equivalent barrel - total	22.77	-	3.79	-	1.87	-	3.36

Total
Average production prices
Crude oil, per barrel	95.11	98.91	106.49	108.73	104.98	107.92	104.01
NGL, per barrel	44.24	44.96	65.36	75.24	61.64	59.55	56.26
Natural gas, per thousand cubic feet	3.00	2.80	9.59	2.79	8.53	4.20	6.86
Bitumen, per barrel	-	59.63	-	-	-	-	59.63
Synthetic oil, per barrel	-	93.96	-	-	-	-	93.96
Average production costs, per oil-equivalent barrel - total	12.72	32.02	12.42	13.95	4.41	16.81	11.48
Average production costs, per barrel - bitumen	-	34.30	-	-	-	-	34.30
Average production costs, per barrel - synthetic oil	-	50.94	-	-	-	-	50.94

	United	Canada/				Australia/
	States	S. America	Europe	Africa	Asia	Oceania	Total
During 2012	(dollars per unit)
Consolidated Subsidiaries
Average production prices
Crude oil, per barrel	94.71	98.67	110.91	111.19	109.95	112.12	107.05
NGL, per barrel	50.32	57.84	68.08	76.63	43.65	56.85	54.71
Natural gas, per thousand cubic feet	2.15	1.98	8.92	2.77	3.91	4.39	3.90
Bitumen, per barrel	-	58.91	-	-	-	-	58.91
Synthetic oil, per barrel	-	92.77	-	-	-	-	92.77
Average production costs, per oil-equivalent barrel - total	11.14	26.94	15.06	13.35	7.27	12.11	13.02
Average production costs, per barrel - bitumen	-	23.71	-	-	-	-	23.71
Average production costs, per barrel - synthetic oil	-	47.45	-	-	-	-	47.45

Equity Companies
Average production prices
Crude oil, per barrel	105.02	-	104.59	-	106.59	-	106.33
NGL, per barrel	58.38	-	-	-	75.24	-	74.87
Natural gas, per thousand cubic feet	3.22	-	9.66	-	9.38	-	9.48
Average production costs, per oil-equivalent barrel - total	20.15	-	3.36	-	1.43	-	2.80

Total
Average production prices
Crude oil, per barrel	96.60	98.67	110.74	111.19	108.22	112.12	106.88
NGL, per barrel	50.46	57.84	68.08	76.63	62.61	56.85	59.74
Natural gas, per thousand cubic feet	2.15	1.98	9.33	2.77	7.64	4.39	6.11
Bitumen, per barrel	-	58.91	-	-	-	-	58.91
Synthetic oil, per barrel	-	92.77	-	-	-	-	92.77
Average production costs, per oil-equivalent barrel - total	11.68	26.94	10.34	13.35	3.74	12.11	9.91
Average production costs, per barrel - bitumen	-	23.71	-	-	-	-	23.71
Average production costs, per barrel - synthetic oil	-	47.45	-	-	-	-	47.45

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

4. Drilling and Other Exploratory and Development Activities

A. Number of Net Productive and Dry Wells Drilled

	2014	2013	2012

Net Productive Exploratory Wells Drilled
Consolidated Subsidiaries
United States	3	8	7
Canada/South America	3	4	2
Europe	1	-	1
Africa	2	2	2
Asia	-	-	1
Australia/Oceania	-	-	2
Total Consolidated Subsidiaries	9	14	15

Equity Companies
United States	-	-	-
Europe	2	1	1
Asia	-	1	-
Total Equity Companies	2	2	1
Total productive exploratory wells drilled	11	16	16

Net Dry Exploratory Wells Drilled
Consolidated Subsidiaries
United States	2	2	2
Canada/South America	1	4	-
Europe	1	1	2
Africa	1	-	-
Asia	-	-	2
Australia/Oceania	-	-	1
Total Consolidated Subsidiaries	5	7	7

Equity Companies
United States	2	1	-
Europe	-	-	1
Asia	-	-	-
Total Equity Companies	2	1	1
Total dry exploratory wells drilled	7	8	8

	2014	2013	2012

Net Productive Development Wells Drilled
Consolidated Subsidiaries
United States	721	755	867
Canada/South America	178	201	73
Europe	8	13	10
Africa	41	33	39
Asia	19	30	28
Australia/Oceania	5	3	-
Total Consolidated Subsidiaries	972	1,035	1,017

Equity Companies
United States	340	328	282
Europe	2	2	4
Asia	1	8	7
Total Equity Companies	343	338	293
Total productive development wells drilled	1,315	1,373	1,310

Net Dry Development Wells Drilled
Consolidated Subsidiaries
United States	6	5	5
Canada/South America	3	-	-
Europe	1	2	1
Africa	-	-	-
Asia	-	-	2
Australia/Oceania	-	-	-
Total Consolidated Subsidiaries	10	7	8

Equity Companies
United States	-	-	-
Europe	1	1	-
Asia	-	-	-
Total Equity Companies	1	1	-
Total dry development wells drilled	11	8	8

Total number of net wells drilled	1,344	1,405	1,342

B. Exploratory and Development Activities Regarding Oil and Gas Resources Extracted by Mining Technologies

Syncrude Operations. Syncrude is a joint venture established to recover shallow deposits of oil sands using open-pit mining methods to extract the crude bitumen, and then upgrade it to produce a high-quality, light (32 degrees API), sweet, synthetic crude oil. Imperial Oil Limited is the owner of a 25 percent interest in the joint venture. Exxon Mobil Corporation has a 69.6 percent interest in Imperial Oil Limited. In 2014, the company’s share of net production of synthetic crude oil was about 60 thousand barrels per day and share of net acreage was about 63 thousand acres in the Athabasca oil sands deposit.

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

The Kearl project is located approximately 40 miles north of Fort McMurray, Alberta, Canada. Bitumen is extracted from oil sands produced from open-pit mining operations, and processed through a bitumen extraction and froth treatment train. The product, a blend of bitumen and diluent, is shipped to our refineries and to other third parties. Diluent is natural gas condensate or other light hydrocarbons added to the crude bitumen to facilitate transportation by pipeline. During 2014, average net production at Kearl was 66 thousand barrels per day. The Kearl Expansion project was essentially complete at the end of 2014, and the commissioning of facilities commenced in preparation for start-up.

5. Present Activities

A. Wells Drilling

	Year-End 2014		Year-End 2013
	Gross	Net	Gross	Net
Wells Drilling
Consolidated Subsidiaries
United States	1,120	442	1,199	480
Canada/South America	35	29	107	95
Europe	18	8	29	10
Africa	33	12	38	11
Asia	90	26	112	32
Australia/Oceania	10	4	18	5
Total Consolidated Subsidiaries	1,306	521	1,503	633

Equity Companies
United States	31	6	9	4
Europe	4	1	8	3
Asia	1	-	11	1
Total Equity Companies	36	7	28	8
Total gross and net wells drilling	1,342	528	1,531	641

B. Review of Principal Ongoing Activities

UNITED STATES

ExxonMobil’s year-end 2014 acreage holdings totaled 14.6 million net acres, of which 1.7 million net acres were offshore. ExxonMobil was active in areas onshore and offshore in the lower 48 states and in Alaska.

During the year, 1,048.3 net exploration and development wells were completed in the inland lower 48 states. Development activities focused on liquids-rich opportunities in the onshore U.S., primarily in the Permian Basin of West Texas and New Mexico, the Bakken oil play in North Dakota and Montana, and the Woodford and Caney Shales in the Ardmore and Marietta basins of Oklahoma. In addition, gas development activities continued in the Marcellus Shale of Pennsylvania and West Virginia, the Utica Shale of Ohio, the Haynesville Shale of Texas and Louisiana, the Barnett Shale of North Texas, and the Fayetteville Shale of Arkansas.

ExxonMobil’s net acreage in the Gulf of Mexico at year-end 2014 was 1.5 million acres. A total of 2.6 net exploration and development wells were completed during the year. Development activities were completed on the deepwater Hadrian South project and the non-operated Lucius project. ExxonMobil continued development activities on the Heidelberg and Julia Phase 1 projects. Offshore California 5.0 net development wells were completed.

Participation in Alaska production and development continued with a total of 18.3 net development wells completed. Development activities continued on the Point Thomson project.

CANADA / SOUTH AMERICA

Canada

Oil and Gas Operations:  ExxonMobil’s year-end 2014 acreage holdings totaled 5.4 million net acres, of which 1.0 million net acres were offshore. A total of 89.2 net development wells were completed during the year.

In Situ Bitumen Operations:  ExxonMobil’s year-end 2014 in situ bitumen acreage holdings totaled 0.7 million net onshore acres. A total of 90.0 net development wells were completed during the year.

Argentina

ExxonMobil’s net acreage totaled 0.9 million onshore acres at year-end 2014, and there were 4.6 net exploration and development wells completed during the year.

EUROPE

Germany

A total of 4.9 million net onshore acres were held by ExxonMobil at year-end 2014, with 2.6 net exploration and development wells completed during the year.

Netherlands

ExxonMobil’s net interest in licenses totaled approximately 1.5 million acres at year-end 2014, of which 1.2 million acres were onshore. A total of 5.1 net exploration and development wells were completed during the year.

Norway

ExxonMobil’s net interest in licenses at year-end 2014 totaled approximately 0.4 million acres, all offshore. A total of 4.9 net exploration and development wells were completed in 2014.

United Kingdom

ExxonMobil’s net interest in licenses at year-end 2014 totaled approximately 0.6 million acres, all offshore. A total of 2.1 net development wells were completed during the year.

AFRICA

Angola

ExxonMobil’s net acreage totaled 0.4 million offshore acres at year-end 2014, with 6.7 net exploration and development wells completed during the year. On Block 15, development activities continued at Kizomba Satellites Phase 2. The Kaombo project on Block 32 was funded in 2014. The Cravo-Lirio-Orquidea-Violeta project, on the non-operated Block 17, started up in 2014.

Chad

ExxonMobil’s net year-end 2014 acreage holdings consisted of 46 thousand onshore acres, with 30.0 net development wells completed during the year.

Equatorial Guinea

ExxonMobil’s acreage totaled 0.1 million net offshore acres at year-end 2014, with 1.5 net development wells completed during the year.

Nigeria

ExxonMobil’s net acreage totaled 0.8 million offshore acres at year-end 2014, with 3.6 net exploration and development wells completed during the year. In 2014, ExxonMobil continued development drilling on the deepwater Usan and Erha North Phase 2 projects. Satellite Field Development Phase 1 development drilling was completed, and the Bonga Northwest deepwater project started up in 2014.

ASIA

Azerbaijan

At year-end 2014, ExxonMobil’s net acreage totaled 9 thousand offshore acres. A total of 0.9 net development wells were completed during the year. The Chirag Oil project was completed, and the sixth producing platform, West Chirag, started up in 2014.

Indonesia

At year-end 2014, ExxonMobil had 1.7 million net acres, 1.3 million net acres offshore and 0.4 million net acres onshore, with 7.7 net development wells completed during the year.

Iraq

At year-end 2014, ExxonMobil’s onshore acreage was 0.7 million net acres. A total of 3.0 net development wells were completed at the West Qurna Phase I oil field during the year. Field rehabilitation activities continued during 2014 and across the life of this project will include drilling of new wells, working over of existing wells, and optimization and debottlenecking of existing facilities. In the Kurdistan Region of Iraq, ExxonMobil continued its seismic program and exploration drilling until operations were temporarily suspended due to security concerns in the region.

Kazakhstan

ExxonMobil’s net acreage totaled 0.1 million acres onshore and 0.2 million acres offshore at year-end 2014. A total of 1.2 net development wells were completed during 2014. Following a brief production period in 2013, Kashagan operations were suspended due to a leak in the onshore section of the gas pipeline. Working with our partners, activities are under way to replace both the oil and gas pipelines.

Malaysia

ExxonMobil has interests in production sharing contracts covering 0.2 million net acres offshore at year-end 2014. During the year, a total of 4.5 net development wells were completed. The Tapis Enhanced Oil Recovery and Damar projects started up in 2014.

Qatar

Through our joint ventures with Qatar Petroleum, ExxonMobil’s net acreage totaled 65 thousand acres offshore at year-end 2014. During the year, a total of 0.3 net development wells were completed. ExxonMobil participated in 61.8 million tonnes per year gross liquefied natural gas capacity and 2.0 billion cubic feet per day of flowing gas capacity at year end. Development activities continued on the Barzan project.

Republic of Yemen

ExxonMobil’s net acreage in the Republic of Yemen production sharing areas totaled 10 thousand acres onshore at year-end 2014.

Russia

ExxonMobil’s net acreage holdings in Sakhalin at year-end 2014 were 85 thousand acres, all offshore. A total of 1.2 net development wells were completed. Development activities continued on the Arkutun-Dagi project, and the Odoptu Stage 2 project was funded in 2014.

     At year-end 2014, ExxonMobil’s net acreage in the Rosneft joint venture agreements for the Kara, Laptev, Chukchi and Black Seas was 63.6 million acres, all offshore. ExxonMobil and Rosneft formed a joint venture to evaluate the development of tight-oil reserves in western Siberia in 2013. Refer to the relevant portion of “Note 7: Equity Company Information” of the Financial Section of this report for additional information on the Corporation’s participation in Rosneft joint venture activities.

Thailand

ExxonMobil’s net onshore acreage in Thailand concessions totaled 21 thousand acres at year-end 2014.

United Arab Emirates

ExxonMobil’s net acreage in the Abu Dhabi offshore Upper Zakum oil concession was 81 thousand acres at year-end 2014. During the year, a total of 1.7 net development wells were completed. Development activities continued on the Upper Zakum 750 project.

ExxonMobil’s onshore oil concession expired in January 2014.

AUSTRALIA / OCEANIA

Australia

ExxonMobil’s year-end 2014 acreage holdings totaled 1.7 million net acres, of which 1.6 million net acres were offshore. During the year, a total of 3.8 net exploration and development wells were completed. Construction activities continued on the Gas Conditioning Plant at Longford.

Project construction activity for the co-venturer operated Gorgon liquefied natural gas (LNG) project progressed in 2014. The project consists of a subsea infrastructure for offshore production and transportation of the gas, a 15.6 million tonnes per year LNG facility and a 280 million cubic feet per day domestic gas plant located on Barrow Island, Western Australia.

Papua New Guinea

A total of 1.1 million net onshore acres were held by ExxonMobil at year-end 2014, with 1.6 net development wells completed during the year. The Papua New Guinea (PNG) LNG project started up in 2014. The PNG LNG integrated development includes gas production and processing facilities in the southern PNG Highlands, a 6.9 million tonnes per year LNG facility near Port Moresby and approximately 434 miles of onshore and offshore pipelines.

WORLDWIDE EXPLORATION

At year-end 2014, exploration activities were under way in several areas in which ExxonMobil has no established production operations and thus are not included above. A total of 33.4 million net acres were held at year-end 2014 and 3.8 net exploration wells were completed during the year in these countries.

6. Delivery Commitments

ExxonMobil sells crude oil and natural gas from its producing operations under a variety of contractual obligations, some of which may specify the delivery of a fixed and determinable quantity for periods longer than one year. ExxonMobil also enters into natural gas sales contracts where the source of the natural gas used to fulfill the contract can be a combination of our own production and the spot market. Worldwide, we are contractually committed to deliver approximately 18 million barrels of oil and 2,800 billion cubic feet of natural gas for the period from 2015 through 2017. We expect to fulfill the majority of these delivery commitments with production from our proved developed reserves. Any remaining commitments will be fulfilled with production from our proved undeveloped reserves and spot market purchases as necessary.

7. Oil and Gas Properties, Wells, Operations and Acreage

A. Gross and Net Productive Wells

	Year-End 2014				Year-End 2013
	Oil		Gas		Oil		Gas
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Gross and Net Productive Wells
Consolidated Subsidiaries
United States	24,242	9,249	36,095	21,571	23,395	8,487	38,392	23,839
Canada/South America	5,012	4,659	4,577	1,782	5,486	4,990	4,478	1,762
Europe	1,215	347	642	259	1,254	352	649	269
Africa	1,299	513	19	8	1,186	472	16	6
Asia	804	267	207	150	756	270	207	151
Australia/Oceania	669	157	43	21	661	147	38	19
Total Consolidated Subsidiaries	33,241	15,192	41,583	23,791	32,738	14,718	43,780	26,046

Equity Companies
United States	14,571	5,605	4,365	494	14,362	5,529	4,369	496
Europe	57	20	567	179	49	17	555	173
Asia	110	27	125	30	1,329	143	122	29
Total Equity Companies	14,738	5,652	5,057	703	15,740	5,689	5,046	698
Total gross and net productive wells	47,979	20,844	46,640	24,494	48,478	20,407	48,826	26,744

There were 35,446 gross and 29,870 net operated wells at year-end 2014 and 37,661 gross and 31,823 net operated wells at year-end 2013. The number of wells with multiple completions was 1,219 gross in 2014 and 1,531 gross in 2013.

.

B. Gross and Net Developed Acreage

	Year-End 2014		Year-End 2013
	Gross	Net	Gross	Net
	(thousands of acres)
Gross and Net Developed Acreage
Consolidated Subsidiaries
United States	14,777	9,367	16,504	10,061
Canada/South America (1)	3,515	2,242	3,413	2,041
Europe	3,337	1,506	3,355	1,511
Africa	2,286	815	2,105	780
Asia	1,817	551	1,828	557
Australia/Oceania	2,123	758	2,123	758
Total Consolidated Subsidiaries	27,855	15,239	29,328	15,708

Equity Companies
United States	949	208	968	241
Europe	4,342	1,356	4,341	1,356
Asia	628	156	5,731	640
Total Equity Companies	5,919	1,720	11,040	2,237
Total gross and net developed acreage	33,774	16,959	40,368	17,945

(1)   Includes developed acreage in South America of 213 gross and 109 net thousands of acres for 2014 and 214 gross and 109 net thousands of acres for 2013.

Separate acreage data for oil and gas are not maintained because, in many instances, both are produced from the same acreage.

C. Gross and Net Undeveloped Acreage

	Year-End 2014		Year-End 2013
	Gross	Net	Gross	Net
	(thousands of acres)
Gross and Net Undeveloped Acreage
Consolidated Subsidiaries
United States	10,262	4,894	7,645	4,722
Canada/South America (1)	16,100	12,250	16,267	9,232
Europe	10,601	5,636	13,461	6,585
Africa	22,143	15,020	20,877	13,446
Asia	17,437	13,016	18,639	13,979
Australia/Oceania	6,653	2,013	7,144	1,991
Total Consolidated Subsidiaries	83,196	52,829	84,033	49,955

Equity Companies
United States	350	118	363	121
Europe	-	-	-	-
Asia	191,146	63,632	34,147	11,352
Total Equity Companies	191,496	63,750	34,510	11,473
Total gross and net undeveloped acreage	274,692	116,579	118,543	61,428

(1)   Includes undeveloped acreage in South America of 9,056 gross and 8,083 net thousands of acres for 2014 and 8,795 gross and 4,674 net thousands of acres for 2013.

Note:  Year-end 2013 gross developed and undeveloped acreage in Canada/South America was restated.

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

Argentina

The Federal Hydrocarbon Law was amended in December 2014. The onshore concession terms granted prior to the amendment are up to six years, divided into three potential exploration periods, with an optional extension for up to one year depending on the classification of the area. Pursuant to the amended law, the production term for a conventional production concession would be 25 years, and 35 years for an unconventional concession, with unlimited ten-year extensions possible, once a field has been developed.

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

Nigeria

Exploration and production activities in the deepwater offshore areas are typically governed by production sharing contracts (PSCs) with the national oil company, the Nigerian National Petroleum Corporation (NNPC). NNPC holds the underlying Oil Prospecting License (OPL) and any resulting Oil Mining Lease (OML). The terms of the PSCs are generally 30 years, including a ten-year exploration period (an initial exploration phase that can be divided into multiple optional periods) covered by an OPL. Upon commercial discovery, an OPL may be converted to an OML. Partial relinquishment is required under the PSC at the end of the ten-year exploration period, and OMLs have a 20-year production period that may be extended.

Some exploration activities are carried out in deepwater by joint ventures with local companies holding interests in an OPL. OPLs in deepwater offshore areas are valid for ten years, while in all other areas the licenses are for five years. Demonstrating a commercial discovery is the basis for conversion of an OPL to an OML.

OMLs granted prior to the 1969 Petroleum Act (i.e., under the Mineral Oils Act 1914, repealed by the 1969 Petroleum Act) were for 30 years onshore and 40 years in offshore areas and have been renewed, effective December 1, 2008, for a further period of 20 years, with a further renewal option of 20 years. Operations under these pre-1969 OMLs are conducted under a joint venture agreement with NNPC rather than a PSC. Commercial terms applicable to the existing joint venture oil production are defined by the Petroleum Profits Tax Act.

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

Indonesia

Exploration and production activities in Indonesia are generally governed by cooperation contracts, usually in the form of a production sharing contract (PSC), negotiated with BPMIGAS, a government agency established in 2002 to manage upstream oil and gas activities. In 2012, Indonesia’s Constitutional Court ruled certain articles of law relating to BPMIGAS to be unconstitutional, but stated that all existing PSCs signed with BPMIGAS should remain in force until their expiry, and the functions and duties previously performed by BPMIGAS are to be carried out by the relevant Ministry of the Government of Indonesia until the promulgation of a new oil and gas law. By presidential decree, SKKMIGAS became the interim successor to BPMIGAS. The current PSCs have an exploration period of six years, which can be extended up to 10 years, and an exploitation period of 20 years. PSCs generally require the contractor to relinquish 10 percent to 20 percent of the contract area after three years and generally allow the contractor to retain no more than 50 percent to 80 percent of the original contract area after six years, depending on the acreage and terms.

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

Malaysia

Production activities are governed by production sharing contracts (PSCs) negotiated with the national oil company. The PSCs have terms ranging up to 29 years. All extensions are subject to the national oil company’s prior written approval. The total production period is 15 to 29 years, depending on the date of the execution of the contract and the date of first commercial lifting.

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

Exploration and production activities in the Kara, Laptev, Chukchi and Black Seas are governed by joint venture agreements concluded with Rosneft in 2013 and 2014 that cover certain of Rosneft’s offshore licenses. The Kara Sea licenses covered by the joint venture agreements concluded in 2013 extend through 2040 and include an exploration period through 2020. Additional licenses in the Kara, Laptev and Chukchi Seas covered by the joint venture agreements concluded in 2014 extend through 2043 and include an exploration period through 2023. The Kara, Laptev and Chukchi Sea licenses require development plan submission within eight years of a discovery and development activities within five years of plan approval. The Black Sea exploration license extends through 2017 and a discovery is the basis for obtaining a license for production. Refer to the relevant portion of “Note 7: Equity Company Information” of the Financial Section of this report for additional information on the Corporation’s participation in Rosneft joint venture activities.

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

Refining Capacity At Year-End 2014 (1)

		ExxonMobil	ExxonMobil
		Share KBD (2)	Interest %
United States
Torrance	California	150	100
Joliet	Illinois	238	100
Baton Rouge	Louisiana	502	100
Baytown	Texas	561	100
Beaumont	Texas	345	100
Other (2 refineries)		155
Total United States		1,951

Canada
Strathcona	Alberta	189	69.6
Nanticoke	Ontario	113	69.6
Sarnia	Ontario	119	69.6
Total Canada		421

Europe
Antwerp	Belgium	307	100
Fos-sur-Mer	France	133	82.9
Gravenchon	France	236	82.9
Karlsruhe	Germany	78	25
Augusta	Italy	198	100
Trecate	Italy	127	74.9
Rotterdam	Netherlands	191	100
Slagen	Norway	116	100
Fawley	United Kingdom	260	100
Total Europe		1,646

Asia Pacific
Jurong/PAC	Singapore	592	100
Sriracha	Thailand	167	66
Other (7 refineries)		256
Total Asia Pacific		1,015

Other Non-U.S.
Yanbu	Saudi Arabia	200	50
Laffan	Qatar	15	10
Total Other Non-U.S.		215
Total Worldwide		5,248

(1)   Capacity data is based on 100 percent of rated refinery process unit stream-day capacities under normal operating conditions, less the impact of shutdowns for regular repair and maintenance activities, averaged over an extended period of time.

(2)   Thousands of barrels per day (KBD). ExxonMobil share reflects 100 percent of atmospheric distillation capacity in operations of ExxonMobil and majority-owned subsidiaries. For companies owned 50 percent or less, ExxonMobil share is the greater of ExxonMobil’s interest or that portion of distillation capacity normally available to ExxonMobil.

The marketing operations sell products and services throughout the world through our Exxon, Esso  and Mobil  brands.

Retail Sites At Year-End 2014

United States
Owned/leased	-
Distributors/resellers	9,436
Total United States	9,436

Canada
Owned/leased	473
Distributors/resellers	1,256
Total Canada	1,729

Europe
Owned/leased	3,209
Distributors/resellers	3,049
Total Europe	6,258

Asia Pacific
Owned/leased	653
Distributors/resellers	757
Total Asia Pacific	1,410

Latin America
Owned/leased	15
Distributors/resellers	734
Total Latin America	749

Middle East/Africa
Owned/leased	404
Distributors/resellers	231
Total Middle East/Africa	635

Worldwide
Owned/leased	4,754
Distributors/resellers	15,463
Total Worldwide	20,217

Information with regard to the Chemical segment follows:

ExxonMobil’s Chemical segment manufactures and sells petrochemicals. The Chemical business supplies olefins, polyolefins, aromatics, and a wide variety of other petrochemicals.

Chemical Complex Capacity At Year-End 2014 (1)(2)

						ExxonMobil
		Ethylene	Polyethylene	Polypropylene	Paraxylene	Interest %
North America
Baton Rouge	Louisiana	1.0	1.3	0.4	-	100
Baytown	Texas	2.2	-	0.7	0.6	100
Beaumont	Texas	0.9	1.0	-	0.3	100
Mont Belvieu	Texas	-	1.0	-	-	100
Sarnia	Ontario	0.3	0.5	-	-	69.6
Total North America		4.4	3.8	1.1	0.9

Europe
Antwerp	Belgium	-	0.4	-	-	100
Fife	United Kingdom	0.4	-	-	-	50
Meerhout	Belgium	-	0.5	-	-	100
Gravenchon	France	0.4	0.4	0.3	-	100
Rotterdam	Netherlands	-	-	-	0.7	100
Total Europe		0.8	1.3	0.3	0.7

Middle East
Al Jubail	Saudi Arabia	0.6	0.7	-	-	50
Yanbu	Saudi Arabia	1.0	0.7	0.2	-	50
Total Middle East		1.6	1.4	0.2	-

Asia Pacific
Fujian	China	0.3	0.2	0.2	0.2	25
Singapore	Singapore	1.9	1.9	0.9	1.0	100
Sriracha	Thailand	-	-	-	0.5	66
Total Asia Pacific		2.2	2.1	1.1	1.7

All Other		-	-	-	0.1
Total Worldwide		9.0	8.6	2.7	3.4

(1)   Capacity for ethylene, polyethylene, polypropylene and paraxylene in millions of metric tons per year.

(2)   Capacity reflects 100 percent for operations of ExxonMobil and majority-owned subsidiaries. For companies owned 50 percent or less, capacity is ExxonMobil’s interest.

Item 3.       Legal Proceedings

Regarding the discussions between Chalmette Refining LLC (CRLLC), owner of the Chalmette Refinery (operated by ExxonMobil Oil Corporation), and the Louisiana Department of Environmental Quality (LDEQ) to resolve self-reported deviations from refinery operations and relating to certain Clean Air Act Title V permit conditions, limits and other requirements reported in the Corporation’s Form 10-Q for the second quarter of 2012, on November 14, 2014, CRLLC received a Consolidated Compliance Order and Notice of Potential Penalty (CCO/NOPP) from LDEQ covering the deviations between 2009 and 2010. CRLLC and LDEQ have entered a dispute resolution agreement, which suspends enforcement of the CCO/NOPP while negotiations are ongoing.

Regarding allegations raised by LDEQ concerning the April 28, 2012, discharge of crude oil from the ExxonMobil Pipeline Company’s (EMPCo) North Line Pipeline near Torbert in Pointe Coupee Parish, Louisiana, previously reported in the Corporation’s Forms 10-Q for the third quarter of 2013 and the third quarter of 2014, on December 9, 2014, LDEQ notified EMPCo that it was seeking a Penalty Assessment of $471,000 related to the discharge. EMPCo has timely requested an adjudicatory hearing on disputed issues of fact and law related to the proposed penalty assessment.

With respect to the enforcement action filed by the United States, on behalf of the United States Environmental Protection Agency (USEPA), and the State of Arkansas, on behalf of the Arkansas Department of Environmental Quality, against EMPCo related to the discharge of crude oil from the Pegasus Pipeline in Mayflower, Faulkner County, Arkansas, previously reported in the Corporation’s Forms 10-Q for the first, second and third quarters of 2013 and the first and second quarters of 2014, a motion has been filed to extend an earlier court approved stay of discovery to allow the parties to pursue settlement discussions.

Regarding the $1.7 million penalty assessment against EMPCo by the U.S. Department of Transportation Pipeline & Hazardous Materials Safety Administration (PHMSA) for alleged violations of the federal Pipeline Safety Regulations in connection with the July 1, 2011, discharge of crude oil into the Yellowstone River from EMPCo’s Silvertip Pipeline near Laurel, Montana, reported in the Corporation’s Forms 10-Q for the first and second quarters of 2013 and the second quarter of 2014, following a 2013 administrative hearing requested by EMPCo to contest PHMSA allegations and the proposed penalty, on January 23, 2015, PHMSA announced a final order reducing the penalty to $1.05 million. On February 12, 2015, EMPCo filed a motion for reconsideration of the final order.

With respect to the administrative orders alleging Clean Water Act violations issued by the USEPA with regard to three locations of XTO Energy, Inc. (XTO) in West Virginia and the five unresolved additional West Virginia sites voluntarily disclosed by XTO to the USEPA reported in the Corporation’s Forms 10-Q for the first quarter of 2012 and the first three quarters of 2014, in December 2014, XTO agreed to a settlement with the Department of Justice, USEPA and West Virginia Department of Environmental Protections (WVDEP) pursuant to which XTO would pay a civil penalty of $2.3 million and enter into a Consent Decree with the Department of Justice, USEPA and WVDEP. The Consent Decree requires XTO to prepare and submit restoration plans for approval by USEPA and WVDEP and conduct approximately $3.0 million in restoration and mitigation activities at the impacted locations or at alternative locations approved by the USEPA and WVDEP. The Consent Decree is subject to Court approval. On January 6, 2015, the Justice Department published a notice in the Federal Register stating that the Consent Decree had been lodged with the Court and soliciting public comment for a period of 30 days.

Refer to the relevant portions of “Note 16: Litigation and Other Contingencies” of the Financial Section of this report for additional information on legal proceedings.

Item 4.       MINE SAFETY DISCLOSURES

Not applicable.

_______________________

Executive Officers of the Registrant [pursuant to Instruction 3 to Regulation S-K, Item 401(b)]

Rex W. Tillerson	Chairman of the Board

Held current title since:	January 1, 2006	Age: 62

Mr. Rex W. Tillerson became a Director and President of Exxon Mobil Corporation on March 1, 2004. He became Chairman of the Board and Chief Executive Officer on January 1, 2006. He still holds these positions as of this filing date.

Mark W. Albers	Senior Vice President

Held current title since:	April 1, 2007	Age: 58
Mr. Mark W. Albers became Senior Vice President of Exxon Mobil Corporation on April 1, 2007, a position he still holds as of this filing date.

Michael J. Dolan	Senior Vice President

Held current title since:	April 1, 2008	Age: 61
Mr. Michael J. Dolan became Senior Vice President of Exxon Mobil Corporation on April 1, 2008, a position he still holds as of this filing date.

Andrew P. Swiger	Senior Vice President

Held current title since:	April 1, 2009	Age: 58
Mr. Andrew P. Swiger became Senior Vice President of Exxon Mobil Corporation on April 1, 2009, a position he still holds as of this filing date.

Jack P. Williams, Jr.	Senior Vice President

Held current title since:	June 1, 2014	Age: 51

Mr. Jack P. Williams, Jr. was Vice President of ExxonMobil Development Company May 1, 2009 – July 1, 2010. He was President of XTO Energy Inc. June 25, 2010 – May 31, 2013. He was Executive Vice President of ExxonMobil Production Company June 1, 2013 – June 30, 2014. He became Senior Vice President of Exxon Mobil Corporation on June 1, 2014, a position he still holds as of this filing date.

Darren W. Woods	Senior Vice President

Held current title since:	June 1, 2014	Age: 50

Mr. Darren W. Woods was Director, Refining Europe/Africa/Middle East, ExxonMobil Refining & Supply Company     February 1, 2008 – June 30, 2010. He was Vice President, Supply & Transportation, ExxonMobil Refining & Supply Company July 1, 2010 – July 31, 2012. He was President of ExxonMobil Refining & Supply Company August 1, 2012 – July 31, 2014 and Vice President of Exxon Mobil Corporation August 1, 2012 – May 31, 2014. He became Senior Vice President of Exxon Mobil Corporation on June 1, 2014, a position he still holds as of this filing date.

S. Jack Balagia	Vice President and General Counsel

Held current title since:	March 1, 2010	Age: 63

Mr. S. Jack Balagia was Assistant General Counsel of Exxon Mobil Corporation April 1, 2004 – March 1, 2010. He became Vice President and General Counsel of Exxon Mobil Corporation on March 1, 2010, positions he still holds as of this filing date.

Neil A. Chapman	Vice President

Held current title since:	January 1, 2015	Age: 52

Mr. Neil A. Chapman was President of ExxonMobil Global Services Company April 4, 2007 – March 31, 2011. He was Senior Vice President, ExxonMobil Chemical Company April 1, 2011 – December 31, 2014. He became President of ExxonMobil Chemical Company and Vice President of Exxon Mobil Corporation on January 1, 2015, positions he still holds as of this filing date.

Randy J. Cleveland	President, XTO Energy Inc., a subsidiary of the Corporation

Held current title since:	June 1, 2013	Age: 53

Mr. Randy J. Cleveland was Planning & Commercial Manager, ExxonMobil Production Company May 1, 2009 – June 24, 2010. He was Vice President, XTO Integration, XTO Energy Inc. June 25, 2010 – January 31, 2012. He was Executive Vice President, XTO Energy Inc. February 1, 2012 – May 31, 2013. He became President of XTO Energy Inc. on June 1, 2013, a position he still holds as of this filing date.

William M. Colton	Vice President – Corporate Strategic Planning

Held current title since:	February 1, 2009	Age: 61
Mr. William M. Colton became Vice President – Corporate Strategic Planning of Exxon Mobil Corporation on February 1, 2009, a position he still holds as of this filing date.

Michael G. Cousins	Vice President

Held current title since:	March 1, 2013	Age: 54

Mr. Michael G. Cousins was Vice President, Asia Pacific/Middle East, ExxonMobil Exploration Company June 1, 2009 – March 31, 2012. He was Executive Assistant to the Chairman, Exxon Mobil Corporation April 1, 2012 – February 28, 2013.  He became President of ExxonMobil Upstream Ventures and Vice President of Exxon Mobil Corporation on March 1, 2013, positions he still holds as of this filing date.

Neil W. Duffin	President, ExxonMobil Development Company

Held current title since:	April 13, 2007	Age: 58
Mr. Neil W. Duffin became President of ExxonMobil Development Company on April 13, 2007, a position he still holds as of this filing date.

Robert S. Franklin	Vice President

Held current title since:	May 1, 2009	Age: 57

Mr. Robert S. Franklin was President of ExxonMobil Upstream Ventures and Vice President of Exxon Mobil Corporation May 1, 2009 – February 28, 2013. He became President of ExxonMobil Gas & Power Marketing Company and Vice President of Exxon Mobil Corporation on March 1, 2013, positions he still holds as of this filing date.

Stephen M. Greenlee	Vice President

Held current title since:	September 1, 2010	Age: 57

Mr. Stephen M. Greenlee was President of ExxonMobil Upstream Research Company June 1, 2009 – August 31, 2010. He became President of ExxonMobil Exploration Company and Vice President of Exxon Mobil Corporation on September 1, 2010, positions he still holds as of this filing date.

Alan J. Kelly	Vice President

Held current title since:	December 1, 2007	Age: 57

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

David S. Rosenthal	Vice President and Controller

Held current title since:	October 1, 2008 (Vice President) September 1, 2014 (Controller)	Age: 58

Mr. David S. Rosenthal was Vice President – Investor Relations and Secretary of Exxon Mobil Corporation October 1, 2008 – August 31, 2014. He became Vice President and Controller of Exxon Mobil Corporation on September 1, 2014, positions he still holds as of this filing date.

Robert N. Schleckser	Vice President and Treasurer

Held current title since:	May 1, 2011	Age: 58

Mr. Robert N. Schleckser was Assistant Treasurer of Exxon Mobil Corporation February 1, 2009 – April 30, 2011. He became Vice President and Treasurer of Exxon Mobil Corporation on May 1, 2011, positions he still holds as of this filing date.

James M. Spellings, Jr.	Vice President and General Tax Counsel

Held current title since:	March 1, 2010	Age: 53

Mr. James M. Spellings, Jr. was Associate General Tax Counsel of Exxon Mobil Corporation April 1, 2007 – March 1, 2010. He became Vice President and General Tax Counsel of Exxon Mobil Corporation on March 1, 2010, positions he still holds as of this filing date.

Thomas R. Walters	Vice President

Held current title since:	April 1, 2009	Age: 60

Mr. Thomas R. Walters was President of ExxonMobil Gas & Power Marketing Company and Vice President of Exxon Mobil Corporation April 1, 2009 – February 28, 2013. He became President of ExxonMobil Production Company and Vice President of Exxon Mobil Corporation on March 1, 2013, positions he still holds as of this filing date.

Dennis G. Wascom	Vice President

Held current title since:	August 1, 2014	Age: 58

Mr. Dennis G. Wascom was Director, Refining Americas, ExxonMobil Refining & Supply Company April 1, 2009 – June 30, 2013. He was Director, Refining North America, ExxonMobil Refining & Supply Company July 1, 2013 – July 31, 2014. He became President of ExxonMobil Refining & Supply Company and Vice President of Exxon Mobil Corporation on August 1, 2014, positions he still holds as of this filing date.

Jeffrey J. Woodbury	Vice President – Investor Relations and Secretary

Held current title since:	July 1, 2011 (Vice President) September 1, 2014 (Secretary)	Age: 54

Mr. Jeffrey J. Woodbury was Executive Vice President of ExxonMobil Development Company April 1, 2009 – June 30, 2011. He was Vice President, Safety, Security, Health and Environment of Exxon Mobil Corporation July 1, 2011 – August 31, 2014. He became Vice President – Investor Relations and Secretary of Exxon Mobil Corporation on September 1, 2014, positions he still holds as of this filing date.

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

Issuer Purchases of Equity Securities for Quarter Ended December 31, 2014
			Total Number of
			Shares
			Purchased as	Maximum Number
			Part of Publicly	of Shares that May
	Total Number of	Average Price	Announced	Yet Be Purchased
	Shares	Paid per	Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
October 2014	11,934,362	93.06	11,934,362
November 2014	9,803,071	95.42	9,803,071
December 2014	13,899,727	91.55	13,899,727
Total	35,637,160	93.12	35,637,160	(See note 1)

Note 1 - On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding. The announcement did not specify an amount or expiration date. The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases. In its most recent earnings release dated February 2, 2015, the Corporation stated that first quarter 2015 share purchases to reduce shares outstanding are anticipated to equal $1 billion. Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

Item 6.       Selected Financial Data

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(millions of dollars, except per share amounts)

Sales and other operating revenue (1)	394,105	420,836	451,509	467,029	370,125
(1) Sales-based taxes included	29,342	30,589	32,409	33,503	28,547
Net income attributable to ExxonMobil	32,520	32,580	44,880	41,060	30,460
Earnings per common share	7.60	7.37	9.70	8.43	6.24
Earnings per common share - assuming dilution	7.60	7.37	9.70	8.42	6.22
Cash dividends per common share	2.70	2.46	2.18	1.85	1.74
Total assets	349,493	346,808	333,795	331,052	302,510
Long-term debt	11,653	6,891	7,928	9,322	12,227

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

Item 8.       Financial Statements and Supplementary Data

Reference is made to the following in the Financial Section of this report:

•

Consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 25, 2015, beginning with the section entitled “Report of Independent Registered Public Accounting Firm” and continuing through “Note 19: Income, Sales-Based and Other Taxes”;

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

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of December 31, 2014. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management, including the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer, is responsible for establishing and maintaining adequate internal control over the Corporation’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Exxon Mobil Corporation’s internal control over financial reporting was effective as of December 31, 2014.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014, as stated in their report included in the Financial Section of this report.

Changes in Internal Control Over Financial Reporting

There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.     Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Incorporated by reference to the following from the registrant’s definitive proxy statement for the 2015 annual meeting of shareholders (the “2015 Proxy Statement”):

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

Item 11.     Executive Compensation

Incorporated by reference to the sections entitled “Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation Tables” of the registrant’s 2015 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under Item 403 of Regulation S-K is incorporated by reference to the sections “Director and Executive Officer Stock Ownership” and “Certain Beneficial Owners” of the registrant’s 2015 Proxy Statement.

Equity Compensation Plan Information
	(a)	(b)	(c)
Number of Securities
		Weighted-	Remaining Available
		Average	for Future Issuance
	Number of Securities	Exercise Price	Under Equity
	to be Issued Upon	of Outstanding	Compensation
	Exercise of	Options,	Plans [Excluding
	Outstanding Options,	Warrants and	Securities Reflected
Plan Category	Warrants and Rights	Rights	in Column (a)]

Equity compensation plans approved by security holders	24,243,615 (1)	-	109,066,057	(2)(3)

Equity compensation plans not approved by security holders	-	-	-

Total	24,243,615	-	109,066,057

(1)   The number of restricted stock units to be settled in shares.

(2)   Available shares can be granted in the form of restricted stock, options, or other stock-based awards. Includes 108,454,857 shares available for award under the 2003 Incentive Program and 611,200 shares available for award under the 2004 Non-Employee Director Restricted Stock Plan.

(3)   Under the 2004 Non-Employee Director Restricted Stock Plan approved by shareholders in May 2004, and the related standing resolution adopted by the Board, each non-employee director automatically receives 8,000 shares of restricted stock when first elected to the Board and, if the director remains in office, an additional 2,500 restricted shares each following year. While on the Board, each non-employee director receives the same cash dividends on restricted shares as a holder of regular common stock, but the director is not allowed to sell the shares. The restricted shares may be forfeited if the director leaves the Board early.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the portions entitled “Related Person Transactions and Procedures” and “Director Independence” of the section entitled “Corporate Governance” of the registrant’s 2015 Proxy Statement.

Item 14.     Principal Accounting Fees and Services

Incorporated by reference to the portion entitled “Audit Committee” of the section entitled “Corporate Governance” and the section entitled “Ratification of Independent Auditors” of the registrant’s 2015 Proxy Statement.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

(a)       (1) and (2) Financial Statements:

           See Table of Contents of the Financial Section of this report.

(a)       (3) Exhibits:

           See Index to Exhibits of this report.

FINANCIAL SECTION

TABLE OF CONTENTS
Business Profile	35
Financial Summary	36
Frequently Used Terms	37
Quarterly Information	39
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Functional Earnings	40
Forward-Looking Statements	41
Overview	41
Business Environment and Risk Assessment	41
Review of 2014 and 2013 Results	44
Liquidity and Capital Resources	48
Capital and Exploration Expenditures	53
Taxes	53
Environmental Matters	54
Market Risks, Inflation and Other Uncertainties	54
Recently Issued Accounting Standards	56
Critical Accounting Estimates	56
Management’s Report on Internal Control Over Financial Reporting	60
Report of Independent Registered Public Accounting Firm	61
Consolidated Financial Statements
Statement of Income	62
Statement of Comprehensive Income	63
Balance Sheet	64
Statement of Cash Flows	65
Statement of Changes in Equity	66
Notes to Consolidated Financial Statements
1. Summary of Accounting Policies	67
2. Accounting Changes	69
3. Miscellaneous Financial Information	69
4. Other Comprehensive Income Information	70
5. Cash Flow Information	71
6. Additional Working Capital Information	71
7. Equity Company Information	72
8. Investments, Advances and Long-Term Receivables	73
9. Property, Plant and Equipment and Asset Retirement Obligations	74
10. Accounting for Suspended Exploratory Well Costs	75
11. Leased Facilities	77
12. Earnings Per Share	77
13. Financial Instruments and Derivatives	78
14. Long-Term Debt	79
15. Incentive Program	80
16. Litigation and Other Contingencies	81
17. Pension and Other Postretirement Benefits	83
18. Disclosures about Segments and Related Information	91
19. Income, Sales-Based and Other Taxes	94
Supplemental Information on Oil and Gas Exploration and Production Activities	97
Operating Summary	112

BUSINESS PROFILE

					Return on		Capital and
	Earnings After		Average Capital		Average Capital		Exploration
	Income Taxes		Employed		Employed		Expenditures
Financial	2014	2013	2014	2013	2014	2013	2014	2013
	(millions of dollars)				(percent)		(millions of dollars)
Upstream
United States	5,197	4,191	62,403	59,898	8.3	7.0	9,401	9,145
Non-U.S.	22,351	22,650	102,562	93,071	21.8	24.3	23,326	29,086
Total	27,548	26,841	164,965	152,969	16.7	17.5	32,727	38,231
Downstream
United States	1,618	2,199	6,070	4,757	26.7	46.2	1,310	951
Non-U.S.	1,427	1,250	17,907	19,673	8.0	6.4	1,724	1,462
Total	3,045	3,449	23,977	24,430	12.7	14.1	3,034	2,413
Chemical
United States	2,804	2,755	6,121	4,872	45.8	56.5	1,690	963
Non-U.S.	1,511	1,073	16,076	15,793	9.4	6.8	1,051	869
Total	4,315	3,828	22,197	20,665	19.4	18.5	2,741	1,832
Corporate and financing	(2,388)	(1,538)	(8,029)	(6,489)	-	-	35	13
Total	32,520	32,580	203,110	191,575	16.2	17.2	38,537	42,489

See Frequently Used Terms for a definition and calculation of capital employed and return on average capital employed.

Operating	2014	2013		2014	2013
	(thousands of barrels daily)			(thousands of barrels daily)
Net liquids production			Refinery throughput
United States	454	431	United States	1,809	1,819
Non-U.S.	1,657	1,771	Non-U.S.	2,667	2,766
Total	2,111	2,202	Total	4,476	4,585

	(millions of cubic feet daily)			(thousands of barrels daily)
Natural gas production available for sale			Petroleum product sales
United States	3,404	3,545	United States	2,655	2,609
Non-U.S.	7,741	8,291	Non-U.S.	3,220	3,278
Total	11,145	11,836	Total	5,875	5,887

	(thousands of oil-equivalent barrels daily)			(thousands of metric tons)
Oil-equivalent production (1)	3,969	4,175	Chemical prime product sales (2)
			United States	9,528	9,679
			Non-U.S.	14,707	14,384
			Total	24,235	24,063

(1)     Gas converted to oil-equivalent at 6 million cubic feet = 1 thousand barrels.

(2)     Prime product sales are total product sales excluding carbon black oil and sulfur. Prime product sales include ExxonMobil´s share of equity company volumes and finished-product transfers to the Downstream.

FINANCIAL SUMMARY

	2014	2013	2012	2011	2010
	(millions of dollars, except per share amounts)

Sales and other operating revenue (1)	394,105	420,836	451,509	467,029	370,125
Earnings
Upstream	27,548	26,841	29,895	34,439	24,097
Downstream	3,045	3,449	13,190	4,459	3,567
Chemical	4,315	3,828	3,898	4,383	4,913
Corporate and financing	(2,388)	(1,538)	(2,103)	(2,221)	(2,117)
Net income attributable to ExxonMobil	32,520	32,580	44,880	41,060	30,460
Earnings per common share	7.60	7.37	9.70	8.43	6.24
Earnings per common share – assuming dilution	7.60	7.37	9.70	8.42	6.22
Cash dividends per common share	2.70	2.46	2.18	1.85	1.74

Earnings to average ExxonMobil share of equity (percent)	18.7	19.2	28.0	27.3	23.7

Working capital	(11,723)	(12,416)	321	(4,542)	(3,649)
Ratio of current assets to current liabilities (times)	0.82	0.83	1.01	0.94	0.94

Additions to property, plant and equipment	34,256	37,741	35,179	33,638	74,156
Property, plant and equipment, less allowances	252,668	243,650	226,949	214,664	199,548
Total assets	349,493	346,808	333,795	331,052	302,510

Exploration expenses, including dry holes	1,669	1,976	1,840	2,081	2,144
Research and development costs	971	1,044	1,042	1,044	1,012

Long-term debt	11,653	6,891	7,928	9,322	12,227
Total debt	29,121	22,699	11,581	17,033	15,014
Fixed-charge coverage ratio (times)	46.9	55.7	62.4	53.4	42.2
Debt to capital (percent)	13.9	11.2	6.3	9.6	9.0
Net debt to capital (percent) (2)	11.9	9.1	1.2	2.6	4.5

ExxonMobil share of equity at year-end	174,399	174,003	165,863	154,396	146,839
ExxonMobil share of equity per common share	41.51	40.14	36.84	32.61	29.48
Weighted average number of common shares
outstanding (millions)	4,282	4,419	4,628	4,870	4,885

Number of regular employees at year-end (thousands) (3)	75.3	75.0	76.9	82.1	83.6

CORS employees not included above (thousands) (4)	8.4	9.8	11.1	17.0	20.1

(1)   Sales and other operating revenue includes sales-based taxes of $29,342 million for 2014, $30,589 million for 2013, $32,409 million for 2012, $33,503 million for 2011 and $28,547 million for 2010.

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

Cash flow from operations and asset sales	2014	2013	2012
	(millions of dollars)

Net cash provided by operating activities	45,116	44,914	56,170
Proceeds associated with sales of subsidiaries, property, plant and equipment,
and sales and returns of investments	4,035	2,707	7,655
Cash flow from operations and asset sales	49,151	47,621	63,825

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

Capital employed	2014	2013	2012
	(millions of dollars)
Business uses: asset and liability perspective
Total assets	349,493	346,808	333,795
Less liabilities and noncontrolling interests share of assets and liabilities
Total current liabilities excluding notes and loans payable	(47,165)	(55,916)	(60,486)
Total long-term liabilities excluding long-term debt	(92,143)	(87,698)	(90,068)
Noncontrolling interests share of assets and liabilities	(9,099)	(8,935)	(6,235)
Add ExxonMobil share of debt-financed equity company net assets	4,766	6,109	5,775
Total capital employed	205,852	200,368	182,781

Total corporate sources: debt and equity perspective
Notes and loans payable	17,468	15,808	3,653
Long-term debt	11,653	6,891	7,928
ExxonMobil share of equity	174,399	174,003	165,863
Less noncontrolling interests share of total debt	(2,434)	(2,443)	(438)
Add ExxonMobil share of equity company debt	4,766	6,109	5,775
Total capital employed	205,852	200,368	182,781

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

Return on average capital employed	2014	2013	2012
	(millions of dollars)

Net income attributable to ExxonMobil	32,520	32,580	44,880
Financing costs (after tax)
Gross third-party debt	(140)	(163)	(401)
ExxonMobil share of equity companies	(256)	(239)	(257)
All other financing costs – net	(68)	83	100
Total financing costs	(464)	(319)	(558)
Earnings excluding financing costs	32,984	32,899	45,438

Average capital employed	203,110	191,575	179,094

Return on average capital employed – corporate total	16.2%	17.2%	25.4%

QUARTERLY INFORMATION

	2014					2013
	First	Second	Third	Fourth		First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year	Quarter	Quarter	Quarter	Quarter	Year
Volumes
Production of crude oil	(thousands of barrels daily)
and natural gas liquids,	2,148	2,048	2,065	2,182	2,111	2,193	2,182	2,199	2,235	2,202
synthetic oil and bitumen

Refinery throughput	4,509	4,454	4,591	4,349	4,476	4,576	4,466	4,847	4,452	4,585
Petroleum product sales	5,817	5,841	5,999	5,845	5,875	5,755	5,765	6,031	5,994	5,887

Natural gas production	(millions of cubic feet daily)
available for sale	12,016	10,750	10,595	11,234	11,145	13,213	11,354	10,914	11,887	11,836

	(thousands of oil-equivalent barrels daily)
Oil-equivalent production (1)	4,151	3,840	3,831	4,054	3,969	4,395	4,074	4,018	4,216	4,175

	(thousands of metric tons)
Chemical prime product sales	6,128	6,139	6,249	5,719	24,235	5,910	5,831	6,245	6,077	24,063

Summarized financial data
Sales and other operating	(millions of dollars)
revenue (2)(3)	101,312	105,719	103,206	83,868	394,105	103,378	103,050	108,390	106,018	420,836
Gross profit (4)	29,166	28,746	28,825	23,240	109,977	30,083	28,689	30,300	29,901	118,973
Net income attributable to
ExxonMobil	9,100	8,780	8,070	6,570	32,520	9,500	6,860	7,870	8,350	32,580

Per share data	(dollars per share)
Earnings per common share (5)	2.10	2.05	1.89	1.56	7.60	2.12	1.55	1.79	1.91	7.37
Earnings per common share
– assuming dilution (5)	2.10	2.05	1.89	1.56	7.60	2.12	1.55	1.79	1.91	7.37
Dividends per common share	0.63	0.69	0.69	0.69	2.70	0.57	0.63	0.63	0.63	2.46

Common stock prices
High	101.22	104.61	104.76	97.20	104.76	91.93	93.50	95.49	101.74	101.74
Low	89.25	96.24	93.62	86.19	86.19	86.59	85.02	85.61	84.79	84.79

(1)   Gas converted to oil-equivalent at 6 million cubic feet = 1 thousand barrels.

(2)   Amounts in first three quarters of 2014 have been reclassified.

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

There were 433,941 registered shareholders of ExxonMobil common stock at December 31, 2014. At January 31, 2015, the registered shareholders of ExxonMobil common stock numbered 432,983.

On January 28, 2015, the Corporation declared a $0.69 dividend per common share, payable March 10, 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUNCTIONAL EARNINGS	2014	2013	2012
	(millions of dollars, except per share amounts)
Earnings (U.S. GAAP)
Upstream
United States	5,197	4,191	3,925
Non-U.S.	22,351	22,650	25,970
Downstream
United States	1,618	2,199	3,575
Non-U.S.	1,427	1,250	9,615
Chemical
United States	2,804	2,755	2,220
Non-U.S.	1,511	1,073	1,678
Corporate and financing	(2,388)	(1,538)	(2,103)
Net income attributable to ExxonMobil (U.S. GAAP)	32,520	32,580	44,880

Earnings per common share	7.60	7.37	9.70
Earnings per common share – assuming dilution	7.60	7.37	9.70

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

ExxonMobil, with its resource base, financial strength, disciplined investment approach and technology portfolio, is well-positioned to participate in substantial investments to develop new energy supplies. While commodity prices are volatile on a short-term basis and depend on supply and demand, ExxonMobil’s investment decisions are based on our long-term business outlook, using a disciplined approach in selecting and pursuing the most attractive investment opportunities. The corporate plan is a fundamental annual management process that is the basis for setting near-term operating and capital objectives in addition to providing the longer-term economic assumptions used for investment evaluation purposes. Volumes are based on individual field production profiles, which are also updated annually. Price ranges for crude oil, natural gas, refined products, and chemical products are based on corporate plan assumptions developed annually by major region and are utilized for investment evaluation purposes. Potential investment opportunities are evaluated over a wide range of economic scenarios to establish the resiliency of each opportunity. Once investments are made, a reappraisal process is completed to ensure relevant lessons are learned and improvements are incorporated into future projects.

BUSINESS ENVIRONMENT AND RISK ASSESSMENT

Long-Term Business Outlook

By 2040, the world’s population is projected to grow to approximately 9 billion people, or about 2 billion more than in 2010. Coincident with this population increase, the Corporation expects worldwide economic growth to average close to 3 percent per year. As economies and populations grow, and as living standards improve for billions of people, the need for energy will continue to rise. Even with significant efficiency gains, global energy demand is projected to rise by about 35 percent from 2010 to 2040. This demand increase is expected to be concentrated in developing countries (i.e., those that are not member nations of the Organisation for Economic Co-operation and Development).

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

Energy for transportation – including cars, trucks, ships, trains and airplanes – is expected to increase by about 40 percent from 2010 to 2040. The growth in transportation energy demand is likely to account for approximately 60 percent of the growth in liquid fuels demand worldwide over this period. Nearly all the world’s transportation fleets will continue to run on liquid fuels, which are abundant, widely available, easy to transport, and provide a large quantity of energy in small volumes.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquid fuels provide the largest share of global energy supplies today due to their broad-based availability, affordability and ease of transportation, distribution and storage to meet consumer needs. By 2040, global demand for liquid fuels is expected to grow to approximately 115 million barrels of oil‑equivalent per day, an increase of almost 30 percent from 2010. Globally, crude production from traditional conventional sources will likely decrease slightly through 2040, with significant development activity mostly offsetting natural declines from these fields. However, this decrease is expected to be more than offset by rising production from a variety of emerging supply sources – including tight oil, deepwater, oil sands, natural gas liquids and biofuels. The world’s resource base is sufficient to meet projected demand through 2040 as technology advances continue to expand the availability of economic supply options. However, access to resources and timely investments will remain critical to meeting global needs with reliable, affordable supplies.

Natural gas is a versatile fuel, suitable for a wide variety of applications, and is expected to be the fastest growing major fuel source through 2040. Global demand is expected to rise about 65 percent from 2010 to 2040, with about half of that increase in the Asia Pacific region. Helping meet these needs will be significant growth in supplies of unconventional gas – the natural gas found in shale and other rock formations that was once considered uneconomic to produce. About two-thirds of the growth in natural gas supplies is expected to be from unconventional sources, which will account for close to 35 percent of global gas supplies by 2040. The worldwide liquefied natural gas (LNG) market is expected to more than triple by 2040, stimulated by growing natural gas demand.

The world’s energy mix is highly diverse and will remain so through 2040. Oil is expected to remain the largest source of energy with its share remaining close to one-third in 2040. Coal is currently the second largest source of energy, but it is likely to lose that position to natural gas in the 2025-2030 timeframe. The share of natural gas is expected to exceed 25 percent by 2040, while the share of coal falls to less than 20 percent. Nuclear power is projected to grow significantly, as many nations expand nuclear capacity to address rising electricity needs as well as energy security and environmental issues. Total renewable energy is likely to reach about 15 percent of total energy by 2040, with biomass, hydro and geothermal contributing a combined share of more than 10 percent. Total energy supplied from wind, solar and biofuels is expected to increase close to 450 percent from 2010 to 2040, when they will be approaching 4 percent of world energy.

The Corporation anticipates that the world’s available oil and gas resource base will grow not only from new discoveries, but also from reserve increases in previously discovered fields. Technology will underpin these increases. The cost to develop and supply these resources will be significant. According to the International Energy Agency, the investment required to meet total oil and gas energy needs worldwide over the period 2014‑2040 will be about $28 trillion (measured in 2013 dollars) or more than $1 trillion per year on average.

International accords and underlying regional and national regulations covering greenhouse gas emissions are evolving with uncertain timing and outcome, making it difficult to predict their business impact. ExxonMobil includes estimates of potential costs related to possible public policies covering energy-related greenhouse gas emissions in its long-term Outlook for Energy, which is used as a foundation for assessing the business environment and in its investment evaluations.

The information provided in the Long-Term Business Outlook includes ExxonMobil’s internal estimates and forecasts based upon internal data and analyses as well as publicly available information from external sources including the International Energy Agency.

Upstream

ExxonMobil continues to maintain a diverse portfolio of exploration and development opportunities, which enables the Corporation to be selective, maximizing shareholder value and mitigating political and technical risks. ExxonMobil’s fundamental Upstream business strategies guide our global exploration, development, production, and gas and power marketing activities. These strategies include capturing material and accretive opportunities to continually high-grade the resource portfolio, exercising a disciplined approach to investing and cost management, developing and applying high-impact technologies, pursuing productivity and efficiency gains, growing profitable oil and gas production, and capitalizing on growing natural gas and power markets. These strategies are underpinned by a relentless focus on operational excellence, commitment to innovative technologies, development of our employees, and investment in the communities within which we operate.

As future development projects and drilling activities bring new production online, the Corporation expects a shift in the geographic mix and in the type of opportunities from which volumes are produced. Oil equivalent production from North America is expected to increase over the next several years based on current capital activity plans, contributing over a third of total production. Further, the proportion of our global production from resource types utilizing specialized technologies such as arctic, deepwater, and unconventional drilling and production systems, as well as LNG, is also expected to grow, becoming a slight majority of production in the next few years. We do not anticipate that the expected change in the geographic mix of production volumes, and in the types of opportunities from which volumes will be produced, will have a material impact on the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

nature and the extent of the risks disclosed in Item 1A. Risk Factors, or result in a material change in our level of unit operating expenses.

The Corporation’s overall volume capacity outlook, based on projects coming onstream as anticipated, is for production capacity to grow over the next few years. However, actual volumes will vary from year to year due to the timing of individual project start-ups and other capital activities, operational outages, reservoir performance, performance of enhanced oil recovery projects, regulatory changes, the impact of fiscal and commercial terms, asset sales, weather events, price effects on production sharing contracts and other factors described in Item 1A. Risk Factors. Enhanced oil recovery projects extract hydrocarbons from reservoirs in excess of that which may be produced through primary recovery, i.e., through pressure depletion or natural aquifer support. They include the injection of water, gases or chemicals into a reservoir to produce hydrocarbons otherwise unobtainable.

The markets for crude oil and natural gas have a history of significant price volatility. After some years of relatively stable prices, the end of 2014 saw crude prices drop to levels not seen since 2009. ExxonMobil believes prices over the long term will continue to be driven by market supply and demand, with the demand side largely being a function of global economic growth. To manage the risks associated with price, ExxonMobil evaluates annual plans and all investments across a wide range of price scenarios. The Corporation’s assessment is that its operations will continue to be successful in a variety of market conditions. This is the outcome of disciplined investment, cost management, and asset enhancement programs.

Downstream

ExxonMobil’s Downstream is a large, diversified business with refining, logistics, and marketing complexes around the world. The Corporation has a presence in mature markets in North America and Europe, as well as in the growing Asia Pacific region. ExxonMobil’s fundamental Downstream business strategies position the company to deliver long-term growth in shareholder value that is superior to competition across a range of market conditions. These strategies include targeting best‑in‑class operations in all aspects of the business, maximizing value from advanced technologies, capitalizing on integration across ExxonMobil businesses, selectively investing for resilient, advantaged returns, operating efficiently and effectively, and providing quality, valued products and services to customers.

ExxonMobil has an ownership interest in 30 refineries, located in 17 countries, with distillation capacity of 5.2 million barrels per day and lubricant basestock manufacturing capacity of 131 thousand barrels per day. ExxonMobil’s fuels and lubes marketing businesses have significant global reach, with multiple channels to market serving a diverse customer base. Our portfolio of world-renowned brands includes Exxon, Mobil, Esso  and Mobil 1.

The downstream industry environment remains challenging. Demand weakness and overcapacity in the refining sector will continue to increase competitive pressure. In the near term, we see variability in refining margins, with some regions seeing weaker margins as new capacity additions outpace global demand. In North America, lower raw material and energy cost driven by increasing crude oil and natural gas production has strengthened refining margins over the past few years.

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

ExxonMobil’s long‑term outlook is that industry refining margins will remain subject to intense competition as, in the near term, new capacity additions outpace the growth in global demand. Additionally, as described in more detail in Item 1A. Risk Factors, proposed carbon policy and other climate-related regulations in many countries, as well as the continued growth in biofuels mandates, could have negative impacts on the refining business. ExxonMobil’s integration across the value chain, from refining to marketing, enhances overall value in both fuels and lubricants businesses.

In the retail fuels marketing business, competition has caused inflation-adjusted margins to decline. In 2014, ExxonMobil expanded its branded retail site network in the U.S. and progressed the multi‑year transition of the direct served (i.e., dealer, company‑operated) retail network in portions of Europe to a more capital‑efficient branded distributor model. ExxonMobil is increasing investment in its fuels brands and developing multiple programs that will enhance the value of its consumer retail offer. The company’s lubricants business continues to grow, leveraging world-class brands and integration with industry‑leading basestock refining capability. ExxonMobil remains a market leader in the high‑value synthetic lubricants sector where competition is increasing.

The Downstream portfolio is continually evaluated during all parts of the business cycle, and numerous asset divestments have been made over the past decade. When investing in the Downstream, ExxonMobil remains focused on selective and resilient

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

projects. These investments capitalize on the Corporation’s world‑class scale and integration, demonstrated efficiency, advanced technology and respected brands, enabling ExxonMobil to take advantage of attractive emerging growth opportunities around the globe. In 2014, the company commissioned the clean fuels project at the joint Saudi Aramco and ExxonMobil SAMREF Refinery in Yanbu, Saudi Arabia, to produce low sulfur gasoline and ultra‑low sulfur diesel. Construction started on a new delayed coker unit at the refinery in Antwerp, Belgium, to upgrade low-value bunker fuel into high‑value diesel products. The company also completed an expansion of lube basestock capacity at the refinery in Singapore, and neared completion on a lube basestock expansion in Baytown, Texas. A finished lubricant plant expansion in Tianjin, China, was completed and additional lubricant plant expansions in China, Singapore, Finland, and the U.S. are underway to support demand growth for finished lubricants and greases in key markets.

Chemical

Worldwide petrochemical demand continued to improve in 2014, led by growing demand from Asia Pacific manufacturers of industrial and consumer products. North America continued to benefit from abundant supplies of natural gas and gas liquids, providing both low-cost feedstock and energy savings. Specialty product margins declined reflecting significant new industry capacity.

ExxonMobil sustained its competitive advantage through continued operational excellence, investment and cost discipline, a balanced portfolio of products, integration with refining and upstream operations, all underpinned by proprietary technology.

In 2014, ExxonMobil began construction of a major expansion at our Texas facilities, including a new world-scale ethane cracker and polyethylene lines, to capitalize on low-cost feedstock and energy supplies in North America and meet rapidly growing demand for premium polymers. Construction of new halobutyl rubber and hydrocarbon resin units also started in Singapore to further extend our specialty product capacity in Asia. At the joint venture facility in Al-Jubail, Saudi Arabia, construction continued on the specialty elastomers project that is expected to start-up in 2015.

REVIEW OF 2014 AND 2013 RESULTS
	2014	2013	2012
	(millions of dollars)
Earnings (U.S. GAAP)
Net income attributable to ExxonMobil (U.S. GAAP)	32,520	32,580	44,880

Upstream
	2014	2013	2012
	(millions of dollars)
Upstream
United States	5,197	4,191	3,925
Non-U.S.	22,351	22,650	25,970
Total	27,548	26,841	29,895

2014

Upstream earnings were $27,548 million, up $707 million from 2013. Lower prices decreased earnings by $2.0 billion. Favorable volume effects increased earnings by $510 million. All other items, primarily asset sales and favorable U.S. deferred income tax items, increased earnings by $2.2 billion. On an oil‑equivalent basis, production of 4.0 million barrels per day was down 4.9 percent compared to 2013. Excluding the impact of the expiry of the Abu Dhabi onshore concession, production decreased 1.7 percent. Liquids production of 2.1 million barrels per day decreased 91,000 barrels per day compared to 2013. The Abu Dhabi onshore concession expiry reduced volumes by 135,000 barrels per day. Excluding this impact, liquids production was up 2 percent, driven by project ramp‑up and work programs. Natural gas production of 11.1 billion cubic feet per day decreased 691 million cubic feet per day from 2013, as expected U.S. field decline and lower European demand were partially offset by project ramp‑up and work programs. Earnings from U.S. Upstream operations were $5,197 million, up $1,006 million from 2013. Earnings outside the U.S. were $22,351 million, down $299 million from the prior year.

2013

Upstream earnings were $26,841 million, down $3,054 million from 2012. Higher gas realizations, partially offset by lower liquids realizations, increased earnings by $390 million. Production volume and mix effects decreased earnings by $910 million. All other items, including lower net gains from asset sales, mainly in Angola, and higher expenses, reduced earnings by $2.5 billion. On an oil‑equivalent basis, production was down 1.5 percent compared to 2012. Excluding the impacts of entitlement

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

volumes, OPEC quota effects and divestments, production was essentially flat. Liquids production of 2.2 million barrels per day increased 17,000 barrels per day compared with 2012. Excluding the impacts of entitlement volumes, OPEC quota effects and divestments, liquids production was up 1.6 percent, as project ramp‑up and lower downtime were partially offset by field decline.  Natural gas production of 11.8 billion cubic feet per day decreased 486 million cubic feet per day from 2012. Excluding the impacts of entitlement volumes and divestments, natural gas production was down 1.5 percent, as field decline was partially offset by higher demand, lower downtime, and project ramp‑up. Earnings from U.S. Upstream operations for 2013 were $4,191 million, up $266 million from 2012. Earnings outside the U.S. were $22,650 million, down $3,320 million from the prior year.

Upstream Additional Information
	2014	2013
	(thousands of barrels daily)
Volumes Reconciliation (Oil-equivalent production)(1)
Prior year	4,175	4,239
Entitlements - Net Interest	(4)	(38)
Entitlements - Price / Spend / Other	(43)	(9)
Quotas	-	3
Divestments	(31)	(26)
United Arab Emirates Onshore Concession Expiry	(135)	-
Growth / Other	7	6
Current Year	3,969	4,175

(1) Gas converted to oil-equivalent at 6 million cubic feet = 1 thousand barrels.

Listed below are descriptions of ExxonMobil’s volumes reconciliation factors which are provided to facilitate understanding of the terms.

Entitlements - Net Interest are changes to ExxonMobil’s share of production volumes caused by non-operational changes to volume-determining factors. These factors consist of net interest changes specified in Production Sharing Contracts (PSCs) which typically occur when cumulative investment returns or production volumes achieve defined thresholds, changes in equity upon achieving pay-out in partner investment carry situations, equity redeterminations as specified in venture agreements, or as a result of the termination or expiry of a concession. Once a net interest change has occurred, it typically will not be reversed by subsequent events, such as lower crude oil prices.

Entitlements - Price, Spend and Other are changes to ExxonMobil’s share of production volumes resulting from temporary changes to non-operational volume-determining factors. These factors include changes in oil and gas prices or spending levels from one period to another. According to the terms of contractual arrangements or government royalty regimes, price or spending variability can increase or decrease royalty burdens and/or volumes attributable to ExxonMobil. For example, at higher prices, fewer barrels are required for ExxonMobil to recover its costs. These effects generally vary from period to period with field spending patterns or market prices for oil and natural gas. Such factors can also include other temporary changes in net interest as dictated by specific provisions in production agreements.

Quotas are changes in ExxonMobil’s allowable production arising from production constraints imposed by countries which are members of the Organization of the Petroleum Exporting Countries (OPEC). Volumes reported in this category would have been readily producible in the absence of the quota.

Divestments are reductions in ExxonMobil’s production arising from commercial arrangements to fully or partially reduce equity in a field or asset in exchange for financial or other economic consideration.

Growth and Other factors comprise all other operational and non-operational factors not covered by the above definitions that may affect volumes attributable to ExxonMobil. Such factors include, but are not limited to, production enhancements from project and work program activities, acquisitions including additions from asset exchanges, downtime, market demand, natural field decline, and any fiscal or commercial terms that do not affect entitlements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Downstream
	2014	2013	2012
	(millions of dollars)
Downstream
United States	1,618	2,199	3,575
Non-U.S.	1,427	1,250	9,615
Total	3,045	3,449	13,190

2014

Downstream earnings of $3,045 million decreased $404 million from 2013. Lower margins decreased earnings by $230 million. Volume and mix effects increased earnings by $480 million. All other items, primarily unfavorable foreign exchange and tax impacts, partially offset by lower expenses, decreased earnings by $650 million. Petroleum product sales of 5.9 million barrels per day were in line with 2013. U.S. Downstream earnings were $1,618 million, a decrease of $581 million from 2013. Non‑U.S. Downstream earnings were $1,427 million, up $177 million from the prior year.

2013

Downstream earnings of $3,449 million decreased $9,741 million from 2012 driven by the absence of the $5.3 billion gain associated with the Japan restructuring. Lower margins, mainly refining, decreased earnings by $2.9 billion. Volume and mix effects decreased earnings by $310 million. All other items, including higher operating expenses, unfavorable foreign exchange impacts, and lower divestments, decreased earnings by $1.2 billion. Petroleum product sales of 5.9 million barrels per day decreased 287,000 barrels per day from 2012. U.S. Downstream earnings were $2,199 million, down $1,376 million from 2012. Non-U.S. Downstream earnings were $1,250 million, a decrease of $8,365 million from the prior year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Chemical
	2014	2013	2012
	(millions of dollars)
Chemical
United States	2,804	2,755	2,220
Non-U.S.	1,511	1,073	1,678
Total	4,315	3,828	3,898

2014

Chemical earnings of $4,315 million increased $487 million from 2013. Higher commodity‑driven margins increased earnings by $520 million, while volume and mix effects increased earnings by $100 million. All other items, primarily higher planned expenses, decreased earnings by $130 million. Prime product sales of 24.2 million metric tons were up 172,000 tons from 2013, driven by increased Singapore production. U.S. Chemical earnings were $2,804 million, up $49 million from 2013. Non‑U.S. Chemical earnings were $1,511 million, $438 million higher than the prior year.

2013

Chemical earnings of $3,828 million were $70 million lower than 2012. The absence of the gain associated with the Japan restructuring decreased earnings by $630 million. Higher margins increased earnings by $480 million, while volume and mix effects increased earnings by $80 million. Prime product sales of 24.1 million metric tons were down 94,000 tons from 2012. U.S. Chemical earnings were $2,755 million, up $535 million from 2012. Non‑U.S. Chemical earnings were $1,073 million, $605 million lower than the prior year.

Corporate and Financing
	2014	2013	2012
	(millions of dollars)

Corporate and financing	(2,388)	(1,538)	(2,103)

2014

Corporate and financing expenses were $2,388 million in 2014, up $850 million from 2013 due primarily to tax‑related items.

2013

Corporate and financing expenses were $1,538 million, down $565 million from 2012, as favorable tax impacts were partially offset by the absence of the Japan restructuring gain.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
	2014	2013	2012
	(millions of dollars)
Net cash provided by/(used in)
Operating activities	45,116	44,914	56,170
Investing activities	(26,975)	(34,201)	(25,601)
Financing activities	(17,888)	(15,476)	(33,868)
Effect of exchange rate changes	(281)	(175)	217
Increase/(decrease) in cash and cash equivalents	(28)	(4,938)	(3,082)

	(December 31)
Cash and cash equivalents	4,616	4,644	9,582
Cash and cash equivalents - restricted	42	269	341
Total cash and cash equivalents	4,658	4,913	9,923

Total cash and cash equivalents were $4.7 billion at the end of 2014, $0.3 billion lower than the prior year. The major sources of funds in 2014 were net income including noncontrolling interests of $33.6 billion, the adjustment for the noncash provision of $17.3 billion for depreciation and depletion, a net debt increase of $7.0 billion and collection of advances of $3.3 billion. The major uses of funds included spending for additions to property, plant and equipment of $33.0 billion, the purchase of shares of ExxonMobil stock of $13.2 billion, dividends to shareholders of $11.6 billion and a change in working capital, excluding cash and debt, of $4.9 billion. Included in total cash and cash equivalents at year-end 2014 was $42 million of restricted cash.

Total cash and cash equivalents were $4.9 billion at the end of 2013, $5.0 billion lower than the prior year. The major sources of funds in 2013 were net income including noncontrolling interests of $33.4 billion, the adjustment for the noncash provision of $17.2 billion for depreciation and depletion, and a net debt increase of $11.6 billion. The major uses of funds included spending for additions to property, plant and equipment of $33.7 billion, the purchase of ExxonMobil stock of $16.0 billion, dividends to shareholders of $10.9 billion and a change in working capital, excluding cash and debt, of $4.7 billion. Included in total cash and cash equivalents at year-end 2013 was $0.3 billion of restricted cash. For additional details, see the Consolidated Statement of Cash Flows.

The Corporation has access to significant capacity of long-term and short-term liquidity. Internally generated funds are expected to cover the majority of financial requirements, supplemented by long-term and short-term debt. On December 31, 2014, the Corporation had unused committed short-term lines of credit of $6.3 billion and unused committed long-term lines of credit of $0.5 billion. Cash that may be temporarily available as surplus to the Corporation’s immediate needs is carefully managed through counterparty quality and investment guidelines to ensure it is secure and readily available to meet the Corporation’s cash requirements and to optimize returns.

To support cash flows in future periods the Corporation will need to continually find and develop new fields, and continue to develop and apply new technologies and recovery processes to existing fields, in order to maintain or increase production. After a period of production at plateau rates, it is the nature of oil and gas fields eventually to produce at declining rates for the remainder of their economic life. Averaged over all the Corporation’s existing oil and gas fields and without new projects, ExxonMobil’s production is expected to decline at an average of approximately 3 percent per year over the next few years. Decline rates can vary widely by individual field due to a number of factors, including, but not limited to, the type of reservoir, fluid properties, recovery mechanisms, work activity, and age of the field. Furthermore, the Corporation’s net interest in production for individual fields can vary with price and the impact of fiscal and commercial terms.

The Corporation has long been successful at offsetting the effects of natural field decline through disciplined investments in quality opportunities and project execution. Over the last decade, this has resulted in net annual additions to proved reserves that have exceeded the amount produced. Projects are in progress or planned to increase production capacity. However, these volume increases are subject to a variety of risks including project start-up timing, operational outages, reservoir performance, the impact of fiscal and commercial terms, crude oil and natural gas prices, weather events, and regulatory changes. The Corporation’s cash flows are also highly dependent on crude oil and natural gas prices. Please refer to Item 1A. Risk Factors for a more complete discussion of risks.

The Corporation’s financial strength enables it to make large, long-term capital expenditures. Capital and exploration expenditures in 2014 were $38.5 billion, reflecting the Corporation’s continued active investment program. The Corporation anticipates an average investment profile of about $34 billion per year for the next few years. Actual spending could vary depending on the progress of individual projects and property acquisitions. The Corporation has a large and diverse portfolio of

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

development projects and exploration opportunities, which helps mitigate the overall political and technical risks of the Corporation’s Upstream segment and associated cash flow. Further, due to its financial strength, debt capacity and diverse portfolio of opportunities, the risk associated with failure or delay of any single project would not have a significant impact on the Corporation’s liquidity or ability to generate sufficient cash flows for operations and its fixed commitments. The purchase and sale of oil and gas properties have not had a significant impact on the amount or timing of cash flows from operating activities.

Cash Flow from Operating Activities

2014

Cash provided by operating activities totaled $45.1 billion in 2014, $0.2 billion higher than 2013. The major source of funds was net income including noncontrolling interests of $33.6 billion, an increase of $0.2 billion. The noncash provision for depreciation and depletion was $17.3 billion, up $0.1 billion from the prior year. The adjustment for net gains on asset sales was $3.2 billion compared to an adjustment of $1.8 billion in 2013. Changes in operational working capital, excluding cash and debt, decreased cash in 2014 by $4.9 billion.

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

Cash Flow from Investing Activities

2014

Cash used in investment activities netted to $27.0 billion in 2014, $7.2 billion lower than 2013. Spending for property, plant and equipment of $33.0 billion decreased $0.7 billion from 2013. Proceeds associated with sales of subsidiaries, property, plant and equipment, and sales and returns of investments of $4.0 billion compared to $2.7 billion in 2013. Additional investments and advances were $2.8 billion lower in 2014, while collection of advances was $2.2 billion higher in 2014.

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

Cash Flow from Financing Activities

2014

Cash used in financing activities was $17.9 billion in 2014, $2.4 billion higher than 2013. Dividend payments on common shares increased to $2.70 per share from $2.46 per share and totaled $11.6 billion, a pay-out of 36 percent of net income. During the first quarter of 2014, the Corporation issued $5.5 billion of long-term debt. Total debt increased $6.4 billion to $29.1 billion at year‑end.

ExxonMobil share of equity increased $0.4 billion to $174.4 billion. The addition to equity for earnings was $32.5 billion. This was offset by reductions for distributions to ExxonMobil shareholders of $23.6 billion, composed of $11.6 billion in dividends and $12.0 billion of share purchases of ExxonMobil stock to reduce shares outstanding. Foreign exchange translation effects of $5.1 billion for the stronger U.S. currency and a $3.1 billion change in the funded status of the postretirement benefits reserves also reduced equity.

During 2014, Exxon Mobil Corporation purchased 136 million shares of its common stock for the treasury at a gross cost of $13.2 billion. These purchases were to reduce the number of shares outstanding and to offset shares issued in conjunction with company benefit plans and programs. Shares outstanding were reduced by 3.1 percent from 4,335 million to 4,201 million at the end of 2014. Purchases were made in both the open market and through negotiated transactions. Purchases may be increased, decreased or discontinued at any time without prior notice.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2013

Cash used in financing activities was $15.5 billion in 2013, $18.4 billion lower than 2012. Dividend payments on common shares increased to $2.46 per share from $2.18 per share and totaled $10.9 billion, a pay-out of 33 percent of net income. Total debt increased $11.1 billion to $22.7 billion at year‑end.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commitments

Set forth below is information about the outstanding commitments of the Corporation’s consolidated subsidiaries at December 31, 2014. It combines data from the Consolidated Balance Sheet and from individual notes to the Consolidated Financial Statements.

	Payments Due by Period
	Note			2020
	Reference		2016-	and
Commitments	Number	2015	2019	Beyond	Total
	(millions of dollars)

Long-term debt (1)	14	-	6,755	4,898	11,653
– Due in one year (2)	6	770	-	-	770
Asset retirement obligations (3)	9	1,055	2,763	9,606	13,424
Pension and other postretirement obligations (4)	17	1,524	4,346	20,664	26,534
Operating leases (5)	11	2,034	2,883	1,296	6,213
Unconditional purchase obligations (6)	16	150	608	337	1,095
Take-or-pay obligations (7)		2,973	10,671	14,065	27,709
Firm capital commitments (8)		16,065	7,893	1,643	25,601

This table excludes commodity purchase obligations (volumetric commitments but no fixed or minimum price) which are resold shortly after purchase, either in an active, highly liquid market or under long-term, unconditional sales contracts with similar pricing terms. Examples include long-term, noncancelable LNG and natural gas purchase commitments and commitments to purchase refinery products at market prices. Inclusion of such commitments would not be meaningful in assessing liquidity and cash flow, because these purchases will be offset in the same periods by cash received from the related sales transactions. The table also excludes unrecognized tax benefits totaling $9.0 billion as of December 31, 2014, because the Corporation is unable to make reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities. Further details on the unrecognized tax benefits can be found in Note 19, Income, Sales-Based and Other Taxes.

Notes:

(1)   Includes capitalized lease obligations of $375 million.

(2)   The amount due in one year is included in notes and loans payable of $17,468 million.

(3)   The fair value of asset retirement obligations, primarily upstream asset removal costs at the completion of field life.

(4)   The amount by which the benefit obligations exceeded the fair value of fund assets for certain U.S. and non-U.S. pension and other postretirement plans at year end. The payments by period include expected contributions to funded pension plans in 2015 and estimated benefit payments for unfunded plans in all years.

(5)   Minimum commitments for operating leases, shown on an undiscounted basis, cover drilling equipment, tankers, service stations and other properties.

(6)   Unconditional purchase obligations (UPOs) are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services. The undiscounted obligations of $1,095 million mainly pertain to pipeline throughput agreements and include $433 million of obligations to equity companies.

(7)   Take-or-pay obligations are noncancelable, long-term commitments for goods and services other than UPOs. The undiscounted obligations of $27,709 million mainly pertain to pipeline, manufacturing supply and terminal agreements.

(8)   Firm commitments related to capital projects, shown on an undiscounted basis, totaled approximately $25.6 billion. These commitments were primarily associated with Upstream projects outside the U.S., of which $13.9 billion was associated with projects in Africa, Canada, Australia, United Arab Emirates, Malaysia and Kazakhstan. The Corporation expects to fund the majority of these projects with internally generated funds, supplemented by long-term and short-term debt.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Guarantees

The Corporation and certain of its consolidated subsidiaries were contingently liable at December 31, 2014, for guarantees relating to notes, loans and performance under contracts (Note 16). Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Financial Strength

On December 31, 2014, the Corporation’s unused short-term committed lines of credit totaled approximately $6.3 billion (Note 6) and unused long-term committed lines of credit totaled approximately $0.5 billion (Note 14). The table below shows the Corporation’s fixed-charge coverage and consolidated debt-to-capital ratios. The data demonstrate the Corporation’s creditworthiness.

	2014	2013	2012
Fixed-charge coverage ratio (times)	46.9	55.7	62.4
Debt to capital (percent)	13.9	11.2	6.3
Net debt to capital (percent)	11.9	9.1	1.2

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL AND EXPLORATION EXPENDITURES
	2014			2013
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(millions of dollars)

Upstream (1)	9,401	23,326	32,727	9,145	29,086	38,231
Downstream	1,310	1,724	3,034	951	1,462	2,413
Chemical	1,690	1,051	2,741	963	869	1,832
Other	35	-	35	13	-	13
Total	12,436	26,101	38,537	11,072	31,417	42,489

(1) Exploration expenses included.

Capital and exploration expenditures in 2014 were $38.5 billion, down 9 percent from 2013 due primarily to the absence of the $3.1 billion Celtic Exploration Ltd. acquisition in 2013. The Corporation anticipates an average investment profile of about $34 billion per year for the next few years. Actual spending could vary depending on the progress of individual projects and property acquisitions.

Upstream spending of $32.7 billion in 2014 was down 14 percent from 2013, reflecting the absence of $4.2 billion of property acquisition costs in 2013. Investments in 2014 included projects in the U.S. Gulf of Mexico, U.S. onshore drilling, exploration in Russia and continued progress on world-class projects in Canada and Australia. The majority of expenditures are on development projects, which typically take two to four years from the time of recording proved undeveloped reserves to the start of production. The percentage of proved developed reserves was 65 percent of total proved reserves at year-end 2014, and has been over 60 percent for the last ten years, indicating that proved reserves are consistently moved from undeveloped to developed status.

Capital investments in the Downstream totaled $3.0 billion in 2014, an increase of $0.6 billion from 2013, mainly reflecting higher spending on crude oil transportation infrastructure. The Chemical capital expenditures of $2.7 billion increased $0.9 billion from 2013 with higher investments in the U.S.

TAXES
	2014	2013	2012
	(millions of dollars)

Income taxes	18,015	24,263	31,045
Effective income tax rate	41%	48%	44%
Sales-based taxes	29,342	30,589	32,409
All other taxes and duties	35,515	36,396	38,857
Total	82,872	91,248	102,311

2014

Income, sales-based and all other taxes and duties totaled $82.9 billion in 2014, a decrease of $8.4 billion or 9 percent from 2013. Income tax expense, both current and deferred, was $18.0 billion, $6.2 billion lower than 2013, as a result of a lower effective tax rate. The effective tax rate was 41 percent compared to 48 percent in the prior year due primarily to impacts related to the Corporation’s asset management program and favorable U.S. deferred tax items. Sales-based and all other taxes and duties of $64.9 billion in 2014 decreased $2.1 billion.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ENVIRONMENTAL MATTERS

Environmental Expenditures
	2014	2013
	(millions of dollars)

Capital expenditures	2,666	2,474
Other expenditures	3,522	3,538
Total	6,188	6,012

Throughout ExxonMobil’s businesses, new and ongoing measures are taken to prevent and minimize the impact of our operations on air, water and ground. These include a significant investment in refining infrastructure and technology to manufacture clean fuels, as well as projects to monitor and reduce nitrogen oxide, sulfur oxide and greenhouse gas emissions, and expenditures for asset retirement obligations. Using definitions and guidelines established by the American Petroleum Institute, ExxonMobil’s 2014 worldwide environmental expenditures for all such preventative and remediation steps, including ExxonMobil’s share of equity company expenditures, were about $6.2 billion. The total cost for such activities is expected to remain in this range in 2015 and 2016 (with capital expenditures approximately 40 percent of the total).

Environmental Liabilities

The Corporation accrues environmental liabilities when it is probable that obligations have been incurred and the amounts can be reasonably estimated. This policy applies to assets or businesses currently owned or previously disposed. ExxonMobil has accrued liabilities for probable environmental remediation obligations at various sites, including multiparty sites where the U.S. Environmental Protection Agency has identified ExxonMobil as one of the potentially responsible parties. The involvement of other financially responsible companies at these multiparty sites could mitigate ExxonMobil’s actual joint and several liability exposure. At present, no individual site is expected to have losses material to ExxonMobil’s operations or financial condition. Consolidated company provisions made in 2014 for environmental liabilities were $780 million ($321 million in 2013) and the balance sheet reflects accumulated liabilities of $1,066 million as of December 31, 2014, and $773 million as of December 31, 2013.

MARKET RISKS, INFLATION AND OTHER UNCERTAINTIES

Worldwide Average Realizations (1)	2014	2013	2012

Crude oil and NGL ($/barrel)	87.42	97.48	100.29
Natural gas ($/kcf)	4.68	4.60	3.90

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

In general, segment results are not dependent on the ability to sell and/or purchase products to/from other segments. Instead, where such sales take place, they are the result of efficiencies and competitive advantages of integrated refinery/chemical complexes. Additionally, intersegment sales are at market-based prices. The products bought and sold between segments can also be acquired in worldwide markets that have substantial liquidity, capacity and transportation capabilities. About 35 percent of the Corporation’s intersegment sales represent Upstream production sold to the Downstream. Other intersegment sales include those between refineries and chemical plants related to raw materials, feedstocks and finished products.

Although price levels of crude oil and natural gas may rise or fall significantly over the short to medium term due to political events, OPEC actions and other factors, industry economics over the long term will continue to be driven by market supply and demand. Accordingly, the Corporation evaluates the viability of all of its investments over a broad range of future prices. The Corporation’s assessment is that its operations will continue to be successful in a variety of market conditions. This is the outcome of disciplined investment and asset management programs.

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

The Corporation is exposed to changes in interest rates, primarily on its short-term debt and the portion of long-term debt that carries floating interest rates. The impact of a 100-basis-point change in interest rates affecting the Corporation’s debt would not be material to earnings, cash flow or fair value. The Corporation has access to significant capacity of long-term and short-term liquidity. Internally generated funds are expected to cover the majority of financial requirements, supplemented by long-term and short-term debt. Some joint-venture partners are dependent on the credit markets, and their funding ability may impact the development pace of joint-venture projects.

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

Inflation and Other Uncertainties

The general rate of inflation in many major countries of operation has remained moderate over the past few years, and the associated impact on non-energy costs has generally been mitigated by cost reductions from efficiency and productivity improvements. Increased demand for certain services and materials has resulted in higher operating and capital costs in recent years. The Corporation works to minimize costs in all commodity price environments through its economies of scale in global procurement and its efficient project management practices.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board issued a new standard, Revenue from Contracts with Customers. The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements, and expands disclosure requirements. The standard is required to be adopted beginning January 1, 2017. ExxonMobil is evaluating the standard and its effect on the Corporation’s financial statements.

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

Oil and gas reserves include both proved and unproved reserves. Proved oil and gas reserves are those quantities of oil and gas which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible. Unproved reserves are those with less than reasonable certainty of recoverability and include probable reserves. Probable reserves are reserves that are more likely to be recovered than not.

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

Proved reserves can be further subdivided into developed and undeveloped reserves. The percentage of proved developed reserves was 65 percent of total proved reserves at year-end 2014 (including both consolidated and equity company reserves), and has been over 60 percent for the last ten years, indicating that proved reserves are consistently moved from undeveloped to developed status.

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

Impact of Oil and Gas Reserves on Depreciation. The calculation of unit-of-production depreciation is a critical accounting estimate that measures the depreciation of upstream assets. It is the ratio of actual volumes produced to total proved reserves or proved developed reserves (those proved reserves recoverable through existing wells with existing equipment and operating methods), applied to the asset cost. The volumes produced and asset cost are known and, while proved reserves have a high probability of recoverability, they are based on estimates that are subject to some variability. While the revisions the Corporation has made in the past are an indicator of variability, they have had a very small impact on the unit-of-production rates because they have been small compared to the large reserves base.

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

The Corporation estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. Impairment analyses are generally based on proved reserves. Where probable reserves exist, an appropriately risk-

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

adjusted amount of these reserves may be included in the impairment evaluation. An asset group would be impaired if its undiscounted cash flows were less than the asset’s carrying value. Impairments are measured by the amount by which the carrying value exceeds fair value.

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

Investments in companies that are partially owned by the Corporation are integral to the Corporation’s operations. In some cases they serve to balance worldwide risks, and in others they provide the only available means of entry into a particular market or area of interest. The other parties who also have an equity interest in these companies are either independent third parties or host governments that share in the business results according to their ownership. The Corporation does not invest in these companies in order to remove liabilities from its balance sheet. In fact, the Corporation has long been on record supporting an

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

alternative accounting method that would require each investor to consolidate its share of all assets and liabilities in these partially-owned companies rather than only its interest in net equity. This method of accounting for investments in partially-owned companies is not permitted by U.S. GAAP except where the investments are in the direct ownership of a share of upstream assets and liabilities. However, for purposes of calculating return on average capital employed, which is not covered by U.S. GAAP standards, the Corporation includes its share of debt of these partially-owned companies in the determination of average capital employed.

Pension Benefits

The Corporation and its affiliates sponsor about 100 defined benefit (pension) plans in over 40 countries. The Pension and Other Postretirement Benefits footnote (Note 17) provides details on pension obligations, fund assets and pension expense.

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

Pension accounting requires explicit assumptions regarding, among others, the long-term expected earnings rate on fund assets, the discount rate for the benefit obligations and the long-term rate for future salary increases. Pension assumptions are reviewed annually by outside actuaries and senior management. These assumptions are adjusted as appropriate to reflect changes in market rates and outlook. The long-term expected earnings rate on U.S. pension plan assets in 2014 was 7.25 percent. The 10‑year and 20‑year actual returns on U.S. pension plan assets were 7 percent and 10 percent, respectively. The Corporation establishes the long-term expected rate of return by developing a forward-looking, long-term return assumption for each pension fund asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation percentages and the long-term return assumption for each asset class. A worldwide reduction of 0.5 percent in the long-term rate of return on assets would increase annual pension expense by approximately $170 million before tax.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management, including the Corporation’s Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, is responsible for establishing and maintaining adequate internal control over the Corporation’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Exxon Mobil Corporation’s internal control over financial reporting was effective as of December 31, 2014.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014, as stated in their report included in the Financial Section of this report.

Rex W. Tillerson Chief Executive Officer	Andrew P. Swiger Senior Vice President (Principal Financial Officer)	David S. Rosenthal Vice President and Controller (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Exxon Mobil Corporation:

In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Income, Comprehensive Income, Changes in Equity and Cash Flows present fairly, in all material respects, the financial position of Exxon Mobil Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Corporation’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 25, 2015

CONSOLIDATED STATEMENT OF INCOME

	Note
	Reference
	Number	2014	2013	2012
		(millions of dollars)
Revenues and other income
Sales and other operating revenue (1)		394,105	420,836	451,509
Income from equity affiliates	7	13,323	13,927	15,010
Other income		4,511	3,492	14,162
Total revenues and other income		411,939	438,255	480,681
Costs and other deductions
Crude oil and product purchases		225,972	244,156	263,535
Production and manufacturing expenses		40,859	40,525	38,521
Selling, general and administrative expenses		12,598	12,877	13,877
Depreciation and depletion		17,297	17,182	15,888
Exploration expenses, including dry holes		1,669	1,976	1,840
Interest expense		286	9	327
Sales-based taxes (1)	19	29,342	30,589	32,409
Other taxes and duties	19	32,286	33,230	35,558
Total costs and other deductions		360,309	380,544	401,955
Income before income taxes		51,630	57,711	78,726
Income taxes	19	18,015	24,263	31,045
Net income including noncontrolling interests		33,615	33,448	47,681
Net income attributable to noncontrolling interests		1,095	868	2,801
Net income attributable to ExxonMobil		32,520	32,580	44,880

Earnings per common share (dollars)	12	7.60	7.37	9.70

Earnings per common share - assuming dilution (dollars)	12	7.60	7.37	9.70

(1)   Sales and other operating revenue includes sales-based taxes of $29,342 million for 2014, $30,589 million for 2013 and $32,409 million for 2012.

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	2014	2013	2012
	(millions of dollars)

Net income including noncontrolling interests	33,615	33,448	47,681
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	(5,847)	(3,620)	920
Adjustment for foreign exchange translation (gain)/loss
included in net income	152	(23)	(4,352)
Postretirement benefits reserves adjustment (excluding amortization)	(4,262)	3,174	(3,574)
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	1,111	1,820	2,395
Unrealized change in fair value of stock investments	(63)	-	-
Realized (gain)/loss from stock investments included in net income	3	-	-
Total other comprehensive income	(8,906)	1,351	(4,611)
Comprehensive income including noncontrolling interests	24,709	34,799	43,070
Comprehensive income attributable to noncontrolling interests	421	760	1,251
Comprehensive income attributable to ExxonMobil	24,288	34,039	41,819

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

CONSOLIDATED BALANCE SHEET

	Note
	Reference	Dec. 31	Dec. 31
	Number	2014	2013
		(millions of dollars)
Assets
Current assets
Cash and cash equivalents		4,616	4,644
Cash and cash equivalents - restricted		42	269
Notes and accounts receivable, less estimated doubtful amounts	6	28,009	33,152
Inventories
Crude oil, products and merchandise	3	12,384	12,117
Materials and supplies		4,294	4,018
Other current assets		3,565	5,108
Total current assets		52,910	59,308
Investments, advances and long-term receivables	8	35,239	36,328
Property, plant and equipment, at cost, less accumulated depreciation
and depletion	9	252,668	243,650
Other assets, including intangibles, net		8,676	7,522
Total assets		349,493	346,808

Liabilities
Current liabilities
Notes and loans payable	6	17,468	15,808
Accounts payable and accrued liabilities	6	42,227	48,085
Income taxes payable		4,938	7,831
Total current liabilities		64,633	71,724
Long-term debt	14	11,653	6,891
Postretirement benefits reserves	17	25,802	20,646
Deferred income tax liabilities	19	39,230	40,530
Long-term obligations to equity companies		5,325	4,742
Other long-term obligations		21,786	21,780
Total liabilities		168,429	166,313

Commitments and contingencies	16

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)		10,792	10,077
Earnings reinvested		408,384	387,432
Accumulated other comprehensive income		(18,957)	(10,725)
Common stock held in treasury
(3,818 million shares in 2014 and 3,684 million shares in 2013)		(225,820)	(212,781)
ExxonMobil share of equity		174,399	174,003
Noncontrolling interests		6,665	6,492
Total equity		181,064	180,495
Total liabilities and equity		349,493	346,808

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Note
Reference
Number	2014	2013	2012
(millions of dollars)
Cash flows from operating activities
Net income including noncontrolling interests	33,615	33,448	47,681
Adjustments for noncash transactions
Depreciation and depletion	17,297	17,182	15,888
Deferred income tax charges/(credits)	1,540	754	3,142
Postretirement benefits expense
in excess of/(less than) net payments	524	2,291	(315)
Other long-term obligation provisions
in excess of/(less than) payments	1,404	(2,566)	1,643
Dividends received greater than/(less than) equity in current
earnings of equity companies	(358)	3	(1,157)
Changes in operational working capital, excluding cash and debt
Reduction/(increase)	- Notes and accounts receivable	3,118	(305)	(1,082)
- Inventories	(1,343)	(1,812)	(1,873)
- Other current assets	(68)	(105)	(42)
Increase/(reduction)	- Accounts and other payables	(6,639)	(2,498)	3,624
Net (gain) on asset sales	5	(3,151)	(1,828)	(13,018)
All other items - net	(823)	350	1,679
Net cash provided by operating activities	45,116	44,914	56,170

Cash flows from investing activities
Additions to property, plant and equipment	(32,952)	(33,669)	(34,271)
Proceeds associated with sales of subsidiaries, property, plant
and equipment, and sales and returns of investments	5	4,035	2,707	7,655
Decrease/(increase) in restricted cash and cash equivalents	227	72	63
Additional investments and advances	(1,631)	(4,435)	(598)
Collection of advances	3,346	1,124	1,550
Net cash used in investing activities	(26,975)	(34,201)	(25,601)

Cash flows from financing activities
Additions to long-term debt	5,731	345	995
Reductions in long-term debt	(69)	(13)	(147)
Additions to short-term debt	-	16	958
Reductions in short-term debt	(745)	(756)	(4,488)
Additions/(reductions) in debt with three months or less maturity	2,049	12,012	(226)
Cash dividends to ExxonMobil shareholders	(11,568)	(10,875)	(10,092)
Cash dividends to noncontrolling interests	(248)	(304)	(327)
Changes in noncontrolling interests	-	(1)	204
Tax benefits related to stock-based awards	115	48	130
Common stock acquired	(13,183)	(15,998)	(21,068)
Common stock sold	30	50	193
Net cash used in financing activities	(17,888)	(15,476)	(33,868)
Effects of exchange rate changes on cash	(281)	(175)	217
Increase/(decrease) in cash and cash equivalents	(28)	(4,938)	(3,082)
Cash and cash equivalents at beginning of year	4,644	9,582	12,664
Cash and cash equivalents at end of year	4,616	4,644	9,582

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ExxonMobil Share of Equity
			Accumulated	Common
			Other	Stock	ExxonMobil	Non-
	Common	Earnings	Comprehensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity
	(millions of dollars)

Balance as of December 31, 2011	9,512	330,939	(9,123)	(176,932)	154,396	6,348	160,744
Amortization of stock-based awards	806	-	-	-	806	-	806
Tax benefits related to stock-based awards	178	-	-	-	178	-	178
Other	(843)	-	-	-	(843)	(1,441)	(2,284)
Net income for the year	-	44,880	-	-	44,880	2,801	47,681
Dividends - common shares	-	(10,092)	-	-	(10,092)	(327)	(10,419)
Other comprehensive income	-	-	(3,061)	-	(3,061)	(1,550)	(4,611)
Acquisitions, at cost	-	-	-	(21,068)	(21,068)	(34)	(21,102)
Dispositions	-	-	-	667	667	-	667
Balance as of December 31, 2012	9,653	365,727	(12,184)	(197,333)	165,863	5,797	171,660
Amortization of stock-based awards	761	-	-	-	761	-	761
Tax benefits related to stock-based awards	162	-	-	-	162	-	162
Other	(499)	-	-	-	(499)	240	(259)
Net income for the year	-	32,580	-	-	32,580	868	33,448
Dividends - common shares	-	(10,875)	-	-	(10,875)	(304)	(11,179)
Other comprehensive income	-	-	1,459	-	1,459	(108)	1,351
Acquisitions, at cost	-	-	-	(15,998)	(15,998)	(1)	(15,999)
Dispositions	-	-	-	550	550	-	550
Balance as of December 31, 2013	10,077	387,432	(10,725)	(212,781)	174,003	6,492	180,495
Amortization of stock-based awards	780	-	-	-	780	-	780
Tax benefits related to stock-based awards	49	-	-	-	49	-	49
Other	(114)	-	-	-	(114)	-	(114)
Net income for the year	-	32,520	-	-	32,520	1,095	33,615
Dividends - common shares	-	(11,568)	-	-	(11,568)	(248)	(11,816)
Other comprehensive income	-	-	(8,232)	-	(8,232)	(674)	(8,906)
Acquisitions, at cost	-	-	-	(13,183)	(13,183)	-	(13,183)
Dispositions	-	-	-	144	144	-	144
Balance as of December 31, 2014	10,792	408,384	(18,957)	(225,820)	174,399	6,665	181,064

		Held in
Common Stock Share Activity	Issued	Treasury	Outstanding
	(millions of shares)

Balance as of December 31, 2011	8,019	(3,285)	4,734
Acquisitions	-	(244)	(244)
Dispositions	-	12	12
Balance as of December 31, 2012	8,019	(3,517)	4,502
Acquisitions	-	(177)	(177)
Dispositions	-	10	10
Balance as of December 31, 2013	8,019	(3,684)	4,335
Acquisitions	-	(136)	(136)
Dispositions	-	2	2
Balance as of December 31, 2014	8,019	(3,818)	4,201

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements and the supporting and supplemental material are the responsibility of the management of Exxon Mobil Corporation.

The Corporation’s principal business is energy, involving the worldwide exploration, production, transportation and sale of crude oil and natural gas (Upstream) and the manufacture, transportation and sale of petroleum products (Downstream). The Corporation is also a major worldwide manufacturer and marketer of petrochemicals (Chemical).

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Prior years’ data has been reclassified in certain cases to conform to the 2014 presentation basis.

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

Evidence of loss in value that might indicate impairment of investments in companies accounted for on the equity method is assessed to determine if such evidence represents a loss in value of the Corporation’s investment that is other than temporary. Examples of key indicators include a history of operating losses, negative earnings and cash flow outlook, significant downward revisions to oil and gas reserves, and the financial condition and prospects for the investee’s business segment or geographic region. If evidence of an other than temporary loss in fair value below carrying amount is determined, an impairment is recognized. In the absence of market prices for the investment, discounted cash flows are used to assess fair value.

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

The Corporation uses the “successful efforts” method to account for its exploration and production activities. Under this method, costs are accumulated on a field-by-field basis. Costs incurred to purchase, lease, or otherwise acquire a property (whether unproved or proved) are capitalized when incurred. Exploratory well costs are carried as an asset when the well has found a sufficient quantity of reserves to justify its completion as a producing well and where the Corporation is making sufficient progress assessing the reserves and the economic and operating viability of the project. Exploratory well costs not meeting these criteria are charged to expense. Other exploratory expenditures, including geophysical costs and annual lease rentals, are expensed as incurred. Development costs including costs of productive wells and development dry holes are capitalized.

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

The Corporation estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. Cash flows used in impairment evaluations are developed using annually updated corporate plan investment evaluation assumptions for crude oil and natural gas commodity prices, refining and chemical margins and foreign currency exchange rates. Annual volumes are based on field production profiles, which are also updated annually. Prices for other petroleum and chemical products are based on corporate plan assumptions developed annually by major region and also for investment evaluation purposes. Cash flow estimates for impairment testing exclude derivative instruments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2. Accounting Changes

The Corporation did not adopt authoritative guidance in 2014 that had a material impact on the Corporation’s financial statements.

In May 2014, the Financial Accounting Standards Board issued a new standard, Revenue from Contracts with Customers. The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements, and expands disclosure requirements. The standard is required to be adopted beginning January 1, 2017. ExxonMobil is evaluating the standard and its effect on the Corporation’s financial statements.

3. Miscellaneous Financial Information

Research and development expenses totaled $971 million in 2014, $1,044 million in 2013 and $1,042 million in 2012.

Net income included before-tax aggregate foreign exchange transaction losses of $225 million, and gains of $155 million and $159 million in 2014, 2013 and 2012, respectively.

In 2014, 2013 and 2012, net income included gains of $187 million, $282 million and $328 million, respectively, attributable to the combined effects of LIFO inventory accumulations and drawdowns. The aggregate replacement cost of inventories was estimated to exceed their LIFO carrying values by $10.6 billion and $21.2 billion at December 31, 2014, and 2013, respectively.

Crude oil, products and merchandise as of year-end 2014 and 2013 consist of the following:

	2014	2013
	(billions of dollars)

Petroleum products	4.1	3.9
Crude oil	4.6	4.7
Chemical products	2.9	2.9
Gas/other	0.8	0.6
Total	12.4	12.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     Other Comprehensive Income Information

	Cumulative	Post-
	Foreign	retirement	Unrealized
	Exchange	Benefits	Change in
ExxonMobil Share of Accumulated Other	Translation	Reserves	Stock
Comprehensive Income	Adjustment	Adjustment	Investments	Total
	(millions of dollars)
Balance as of December 31, 2011	4,168	(13,291)	-	(9,123)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	842	(3,402)	-	(2,560)
Amounts reclassified from accumulated other
comprehensive income	(2,600)	2,099	-	(501)
Total change in accumulated other comprehensive income	(1,758)	(1,303)	-	(3,061)
Balance as of December 31, 2012	2,410	(14,594)	-	(12,184)

Balance as of December 31, 2012	2,410	(14,594)	-	(12,184)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(3,233)	2,963	-	(270)
Amounts reclassified from accumulated other
comprehensive income	(23)	1,752	-	1,729
Total change in accumulated other comprehensive income	(3,256)	4,715	-	1,459
Balance as of December 31, 2013	(846)	(9,879)	-	(10,725)

Balance as of December 31, 2013	(846)	(9,879)	-	(10,725)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(5,258)	(4,132)	(63)	(9,453)
Amounts reclassified from accumulated other
comprehensive income	152	1,066	3	1,221
Total change in accumulated other comprehensive income	(5,106)	(3,066)	(60)	(8,232)
Balance as of December 31, 2014	(5,952)	(12,945)	(60)	(18,957)

Amounts Reclassified Out of Accumulated Other
Comprehensive Income - Before-tax Income/(Expense)	2014	2013	2012
	(millions of dollars)
Foreign exchange translation gain/(loss) included in net income
(Statement of Income line: Other income)	(152)	23	4,352
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs (1)	(1,571)	(2,616)	(3,621)
Realized change in fair value of stock investments included in net income
(Statement of Income line: Other income)	(5)	-	-

(1)   These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 17 – Pension and Other Postretirement Benefits for additional details.)

Income Tax (Expense)/Credit For
Components of Other Comprehensive Income	2014	2013	2012
	(millions of dollars)
Foreign exchange translation adjustment	292	218	(236)
Postretirement benefits reserves adjustment (excluding amortization)	2,009	(1,540)	1,619
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	(460)	(796)	(1,226)
Unrealized change in fair value of stock investments	34	-	-
Realized change in fair value of stock investments included in net income	(2)	-	-
Total	1,873	(2,118)	157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Cash Flow Information

The Consolidated Statement of Cash Flows provides information about changes in cash and cash equivalents. Highly liquid investments with maturities of three months or less when acquired are classified as cash equivalents.

For 2014, the “Net (gain) on asset sales” on the Consolidated Statement of Cash Flows includes before-tax gains from the sale of Hong Kong power operations, additional proceeds related to the 2013 sale of a partial interest in Iraq, the sale of Downstream affiliates in the Caribbean and the sale or exchange of Upstream properties in the U.S., Canada, and Malaysia. For 2013, the amount includes before-tax gains from the sale of a partial interest in Iraq, the sale of Downstream affiliates in the Caribbean and the sale of service stations. For 2012, the amount includes before-tax gains related to the Japan restructuring, the sale of an Upstream property in Angola, exchanges of Upstream properties, the sale of U.S. service stations and the sale of Downstream affiliates in Malaysia and Switzerland. These gains are reported in “Other income” on the Consolidated Statement of Income.

In 2014, ExxonMobil completed asset exchanges, primarily non-cash transactions, of approximately $1.2 billion. This amount is not included in the “Sales of subsidiaries, investments, and property, plant and equipment” or the “Additions to property, plant and equipment” lines on the Statement of Cash Flows.

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

	2014	2013	2012
	(millions of dollars)

Cash payments for interest	380	426	555

Cash payments for income taxes	18,085	25,066	24,349

6. Additional Working Capital Information

	Dec. 31	Dec. 31
	2014	2013
	(millions of dollars)
Notes and accounts receivable
Trade, less reserves of $113 million and $112 million	18,541	25,993
Other, less reserves of $48 million and $28 million	9,468	7,159
Total	28,009	33,152

Notes and loans payable
Bank loans	473	723
Commercial paper	16,225	14,051
Long-term debt due within one year	770	1,034
Total	17,468	15,808

Accounts payable and accrued liabilities
Trade payables	25,286	30,920
Payables to equity companies	6,589	6,587
Accrued taxes other than income taxes	3,290	3,883
Other	7,062	6,695
Total	42,227	48,085

The Corporation has short-term committed lines of credit of $6.3 billion which were unused as of December 31, 2014. These lines are available for general corporate purposes.

The weighted-average interest rate on short-term borrowings outstanding was 0.3 percent and 0.4 percent at December 31, 2014, and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Equity Company Information

The summarized financial information below includes amounts related to certain less-than-majority-owned companies and majority-owned subsidiaries where minority shareholders possess the right to participate in significant management decisions (see Note 1). These companies are primarily engaged in oil and gas exploration and production, natural gas marketing, and refining operations in North America; natural gas exploration, production and distribution, and downstream operations in Europe; and exploration, production, liquefied natural gas (LNG) operations, refining operations, petrochemical manufacturing, and fuel sales in Asia. Also included are several refining, petrochemical manufacturing, and marketing ventures.

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

The share of total equity company revenues from sales to ExxonMobil consolidated companies was 14 percent, 13 percent and 16 percent in the years 2014, 2013 and 2012, respectively.

In 2013 and 2014, the Corporation and Rosneft established various entities to conduct exploration and research activities. Periods of disproportionate funding will result in the Corporation recognizing, during the early phases of the projects, an investment that is larger than its equity share in these entities. These joint ventures are considered Variable Interest Entities. However, since the Corporation is not the primary beneficiary of these entities, the joint ventures are reported as equity companies. In 2014, the European Union and United States imposed sanctions relating to the Russian energy sector. In compliance with the sanctions and all general and specific licenses, prohibited activities involving offshore Russia in the Black Sea, Arctic regions, and onshore western Siberia have been wound down. The Corporation's maximum exposure to loss from these joint ventures as of December 31, 2014, is $1.0 billion.

	2014		2013		2012
Equity Company		ExxonMobil		ExxonMobil		ExxonMobil
Financial Summary	Total	Share	Total	Share	Total	Share
	(millions of dollars)

Total revenues	183,708	55,855	236,161	68,084	224,953	67,572
Income before income taxes	65,549	19,014	69,454	19,999	69,411	20,882
Income taxes	20,520	5,684	21,618	6,069	20,703	5,868
Income from equity affiliates	45,029	13,330	47,836	13,930	48,708	15,014

Current assets	49,905	16,802	62,398	19,545	59,612	18,483
Long-term assets	110,754	33,619	116,450	35,695	111,131	33,798
Total assets	160,659	50,421	178,848	55,240	170,743	52,281
Current liabilities	37,333	11,472	54,550	15,243	49,698	14,265
Long-term liabilities	66,231	19,470	68,857	20,873	68,855	19,715
Net assets	57,095	19,479	55,441	19,124	52,190	18,301

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A list of significant equity companies as of December 31, 2014, together with the Corporation’s percentage ownership interest, is detailed below:

Percentage
Ownership
Interest
Upstream
Aera Energy LLC	48
BEB Erdgas und Erdoel GmbH & Co. KG	50
Cameroon Oil Transportation Company S.A.	41
Cross Timbers Energy, LLC	50
Golden Pass LNG Terminal LLC	18
Karmorneftegaz Holding SARL	33
Marine Well Containment Company LLC	10
Nederlandse Aardolie Maatschappij B.V.	50
Qatar Liquefied Gas Company Limited	10
Qatar Liquefied Gas Company Limited (2)	24
Ras Laffan Liquefied Natural Gas Company Limited	25
Ras Laffan Liquefied Natural Gas Company Limited (II)	31
Ras Laffan Liquefied Natural Gas Company Limited (3)	30
South Hook LNG Terminal Company Limited	24
Tengizchevroil, LLP	25
Terminale GNL Adriatico S.r.l.	71

Downstream
Chalmette Refining, LLC	50
Fujian Refining & Petrochemical Co. Ltd.	25
Saudi Aramco Mobil Refinery Company Ltd.	50

Chemical
Al-Jubail Petrochemical Company	50
Infineum Holdings B.V.	50
Infineum USA L.P.	50
Saudi Yanbu Petrochemical Co.	50

8. Investments, Advances and Long-Term Receivables

	Dec. 31,	Dec. 31,
	2014	2013
	(millions of dollars)
Companies carried at equity in underlying assets
Investments	20,017	19,619
Advances	9,818	10,476
Total equity company investments and advances	29,835	30,095
Companies carried at cost or less and stock investments carried at fair value	526	115
Long-term receivables and miscellaneous investments at cost or less, net of reserves
of $2,662 million and $2,938 million	4,878	6,118
Total	35,239	36,328

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Property, Plant and Equipment and Asset Retirement Obligations

	December 31, 2014		December 31, 2013
Property, Plant and Equipment	Cost	Net	Cost	Net
	(millions of dollars)

Upstream	347,170	205,308	336,359	197,554
Downstream	53,327	22,639	54,456	23,219
Chemical	30,717	14,918	29,487	13,965
Other	15,575	9,803	14,215	8,912
Total	446,789	252,668	434,517	243,650

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

Accumulated depreciation and depletion totaled $194,121 million at the end of 2014 and $190,867 million at the end of 2013. Interest capitalized in 2014, 2013 and 2012 was $344 million, $309 million and $506 million, respectively.

Asset Retirement Obligations

The Corporation incurs retirement obligations for certain assets. The fair values of these obligations are recorded as liabilities on a discounted basis, which is typically at the time the assets are installed. In the estimation of fair value, the Corporation uses assumptions and judgments regarding such factors as the existence of a legal obligation for an asset retirement obligation; technical assessments of the assets; estimated amounts and timing of settlements; discount rates; and inflation rates. Asset retirement obligations incurred in the current period were Level 3 fair value measurements. The costs associated with these liabilities are capitalized as part of the related assets and depreciated as the reserves are produced. Over time, the liabilities are accreted for the change in their present value.

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

The following table summarizes the activity in the liability for asset retirement obligations:

	2014	2013
	(millions of dollars)

Beginning balance	12,988	11,973
Accretion expense and other provisions	871	785
Reduction due to property sales	(151)	(97)
Payments made	(724)	(664)
Liabilities incurred	122	603
Foreign currency translation	(908)	(344)
Revisions	1,226	732
Ending balance	13,424	12,988

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

The following two tables provide details of the changes in the balance of suspended exploratory well costs as well as an aging summary of those costs.

Change in capitalized suspended exploratory well costs:

	2014	2013	2012
	(millions of dollars)

Balance beginning at January 1	2,707	2,679	2,881
Additions pending the determination of proved reserves	1,095	293	868
Charged to expense	(28)	(52)	(95)
Reclassifications to wells, facilities and equipment based on the
determination of proved reserves	(160)	(107)	(631)
Divestments/Other	(27)	(106)	(344)
Ending balance at December 31	3,587	2,707	2,679
Ending balance attributed to equity companies included above	645	13	3

Period end capitalized suspended exploratory well costs:

	2014	2013	2012
	(millions of dollars)

Capitalized for a period of one year or less	1,095	293	866
Capitalized for a period of between one and five years	1,659	1,705	1,176
Capitalized for a period of between five and ten years	544	470	401
Capitalized for a period of greater than ten years	289	239	236
Capitalized for a period greater than one year - subtotal	2,492	2,414	1,813
Total	3,587	2,707	2,679

Exploration activity often involves drilling multiple wells, over a number of years, to fully evaluate a project. The table below provides a numerical breakdown of the number of projects with suspended exploratory well costs which had their first capitalized well drilled in the preceding 12 months and those that have had exploratory well costs capitalized for a period greater than 12 months.

	2014	2013	2012
Number of projects with first capitalized well drilled in the preceding 12 months	8	8	10
Number of projects that have exploratory well costs capitalized for a period
of greater than 12 months	53	50	45
Total	61	58	55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Of the 53 projects that have exploratory well costs capitalized for a period greater than 12 months as of December 31, 2014, 15 projects have drilling in the preceding 12 months or exploratory activity planned in the next two years, while the remaining 38 projects are those with completed exploratory activity progressing toward development. The table below provides additional detail for those 38 projects, which total $1,035 million.

		Years
	Dec. 31,	Wells
Country/Project	2014	Drilled	Comment
(millions of dollars)
Angola
- Kaombo Split Hub Phase 2	20	2005 - 2006	Evaluating development plan to tie into planned production facilities.
- Perpetua-Zinia-Acacia	15	2008 - 2009	Oil field near Pazflor development, awaiting capacity in existing/planned infrastructure.
Australia
- East Pilchard	8	2001	Gas field near Kipper/Tuna development, awaiting capacity in existing/planned
			infrastructure.
- SE Longtom	12	2010	Gas field near Tuna development, awaiting capacity in existing/planned infrastructure.
- SE Remora	38	2010	Gas field near Marlin development, awaiting capacity in existing/planned infrastructure.
Indonesia
- Alas Tua West	16	2010	Evaluating development plan to tie into planned production facilities.
- Cepu Gas	28	2008 - 2011	Development activity under way, while continuing commercial discussions with the
			government.
- Kedung Keris	11	2011	Evaluating development plan to tie into planned production facilities.
- Natuna	118	1981 - 1983	Development activity under way, while continuing discussions with the government
			on contract terms pursuant to executed Heads of Agreement.
Kazakhstan
- Kairan	53	2004 - 2007	Evaluating commercialization and field development alternatives, while continuing
			discussions with the government regarding the development plan.
Malaysia
- Besar	18	1992 - 2010	Gas field off the east coast of Malaysia; progressing development plan.
- Bindu	2	1995	Awaiting capacity in existing/planned infrastructure.
Nigeria
- Bolia	15	2002 - 2006	Evaluating development plan, while continuing discussions with the government
			regarding regional hub strategy.
- Bosi	79	2002 - 2006	Development activity under way, while continuing discussions with the government
			regarding development plan.
- Bosi Central	16	2006	Development activity under way, while continuing discussions with the government
			regarding development plan.
- Erha Northeast	26	2008	Evaluating development plan for tieback to existing production facilities.
- Owowo	50	2009 - 2012	Continuing discussions with the government regarding contract terms.
- Pegi	32	2009	Awaiting capacity in existing/planned infrastructure.
- Satellite Field	12	2013	Evaluating development plan to tie into planned production facilities.
Development Phase 2
- Other (4 projects)	14	2002	Evaluating and pursuing development of several additional discoveries.
Norway
- Gamma	15	2008 - 2009	Evaluating development plan for tieback to existing production facilities.
- Lavrans	18	1995 - 1999	Evaluating development plan, awaiting capacity in existing Kristin production facility.
- Other (7 projects)	29	2008 - 2013	Evaluating development plans, including potential for tieback to existing production
			facilities.
Papua New Guinea
- Juha	28	2007	Progressing development plans to tie into existing LNG facilities.
- P'nyang	58	2012	Evaluating development alternatives to tie into existing/planned infrastructure.
Republic of Congo
- Mer Tres Profonde Sud	56	2000 - 2007	Evaluating development alternatives, while continuing discussions with the government
			regarding development plan.
United Kingdom
- Phyllis	8	2004	Evaluating development plan for tieback to existing production facilities.
United States
- Hadrian North	209	2010 - 2013	Evaluating development plan to tie into existing production facilities.
- Tip Top	31	2009	Evaluating development concept and requisite facility upgrades.
Total 2014 (38 projects)	1,035

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Leased Facilities

At December 31, 2014, the Corporation and its consolidated subsidiaries held noncancelable operating charters and leases covering drilling equipment, tankers, service stations and other properties with minimum undiscounted lease commitments totaling $6,213 million as indicated in the table. Estimated related rental income from noncancelable subleases is $70 million.

		Related
	Lease Payments	Sublease
	Under Minimum	Rental
	Commitments	Income
	(millions of dollars)

2015	2,034	31
2016	1,379	7
2017	774	6
2018	418	3
2019	312	3
2020 and beyond	1,296	20
Total	6,213	70

Net rental cost under both cancelable and noncancelable operating leases incurred during 2014, 2013 and 2012 were as follows:

	2014	2013	2012
	(millions of dollars)

Rental cost	4,077	3,841	3,851
Less sublease rental income	52	44	44
Net rental cost	4,025	3,797	3,807

12. Earnings Per Share

	2014	2013	2012
Earnings per common share

Net income attributable to ExxonMobil (millions of dollars)	32,520	32,580	44,880

Weighted average number of common shares outstanding (millions of shares)	4,282	4,419	4,628

Earnings per common share (dollars) (1)	7.60	7.37	9.70

Dividends paid per common share (dollars)	2.70	2.46	2.18

(1)   The earnings per common share and earnings per common share - assuming dilution are the same in each period shown.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Financial Instruments and Derivatives

Financial Instruments. The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. The estimated fair value of total long-term debt, excluding capitalized lease obligations, was $11.7 billion and $6.8 billion at December 31, 2014, and 2013, respectively, as compared to recorded book values of $11.3 billion and $6.5 billion at December 31, 2014, and 2013, respectively. The increase in the estimated fair value and book value of long-term debt reflects the Corporation’s issuance of $5,500 million of long-term debt in the first quarter of 2014.

The fair value of long-term debt by hierarchy level at December 31, 2014, is: Level 1 $11,036 million; Level 2 $561 million; and Level 3 $63 million.

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

The estimated fair value of derivative instruments outstanding and recorded on the balance sheet was a net asset of $75 million at year-end 2014 and a net asset of $1 million at year-end 2013. Assets and liabilities associated with derivatives are usually recorded either in “Other current assets” or “Accounts payable and accrued liabilities.”

The Corporation’s fair value measurement of its derivative instruments use either Level 1 or Level 2 inputs.

The Corporation recognized a before-tax gain or (loss) related to derivative instruments of $110 million, $(7) million and $(23) million during 2014, 2013 and 2012, respectively. Income statement effects associated with derivatives are usually recorded either in “Sales and other operating revenue” or “Crude oil and product purchases.”

The Corporation believes there are no material market or credit risks to the Corporation’s financial position, results of operations or liquidity as a result of the derivative activities described above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Long-Term Debt

At December 31, 2014, long-term debt consisted of $11,341 million due in U.S. dollars and $312 million representing the U.S. dollar equivalent at year-end exchange rates of amounts payable in foreign currencies. These amounts exclude that portion of long-term debt, totaling $770 million, which matures within one year and is included in current liabilities. The increase in the book value of long-term debt reflects the Corporation’s issuance of $5,500 million of long-term debt in the first quarter of 2014. The amounts of long-term debt maturing in each of the four years after December 31, 2015, in millions of dollars, are: 2016 – $537; 2017 – $2,993; 2018 – $872; and 2019 – $2,353. At December 31, 2014, the Corporation’s unused long-term credit lines were $0.5 billion.

Summarized long-term debt at year-end 2014 and 2013 are shown in the table below:

	2014	2013
	(millions of dollars)
Exxon Mobil Corporation
0.921% notes due 2017	1,500	-
Floating-rate notes due 2017 (1)	750	-
1.819% notes due 2019	1,750	-
Floating-rate notes due 2019 (2)	500	-
3.176% notes due 2024	1,000	-

XTO Energy Inc. (3)
5.000% senior notes due 2015	-	132
5.300% senior notes due 2015	-	243
5.650% senior notes due 2016	207	212
6.250% senior notes due 2017	477	489
5.500% senior notes due 2018	383	389
6.500% senior notes due 2018	474	485
6.100% senior notes due 2036	199	200
6.750% senior notes due 2037	309	312
6.375% senior notes due 2038	236	238

Mobil Producing Nigeria Unlimited (4)
Variable notes due 2015-2019	399	742

Esso (Thailand) Public Company Ltd. (5)
Variable notes due 2015-2019	121	177

Mobil Corporation
8.625% debentures due 2021	249	249

Industrial revenue bonds due 2015-2051 (6)	2,611	2,527
Other U.S. dollar obligations (7)	104	112
Other foreign currency obligations	9	9
Capitalized lease obligations (8)	375	375
Total long-term debt	11,653	6,891

(1)   Average effective interest rate of 0.3% in 2014.

(2)   Average effective interest rate of 0.4% in 2014.

(3)   Includes premiums of $219 million in 2014 and $271 million in 2013.

(4)   Average effective interest rate of 4.5% in 2014 and 4.6% in 2013.

(5)   Average effective interest rate of 2.4% in 2014 and 3.3% in 2013.

(6)   Average effective interest rate of 0.03% in 2014 and 0.06% in 2013.

(7)   Average effective interest rate of 4.2% in 2014 and 4.4% in 2013.

(8)   Average imputed interest rate of 7.0% in 2014 and 7.8% in 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Incentive Program

The 2003 Incentive Program provides for grants of stock options, stock appreciation rights (SARs), restricted stock and other forms of award. Awards may be granted to eligible employees of the Corporation and those affiliates at least 50 percent owned. Outstanding awards are subject to certain forfeiture provisions contained in the program or award instrument. Options and SARs may be granted at prices not less than 100 percent of market value on the date of grant and have a maximum life of 10 years. The maximum number of shares of stock that may be issued under the 2003 Incentive Program is 220 million. Awards that are forfeited, expire or are settled in cash, do not count against this maximum limit. The 2003 Incentive Program does not have a specified term. New awards may be made until the available shares are depleted, unless the Board terminates the plan early. At the end of 2014, remaining shares available for award under the 2003 Incentive Program were 108 million.

Restricted Stock and Restricted Stock Units. Awards totaling 9,775 thousand, 9,729 thousand, and 10,017 thousand of restricted (nonvested) common stock and restricted (nonvested) common stock units were granted in 2014, 2013 and 2012, respectively. Compensation expense for these awards is based on the price of the stock at the date of grant and is recognized in income over the requisite service period. Shares for these awards are issued to employees from treasury stock. The units that are settled in cash are recorded as liabilities and their changes in fair value are recognized over the vesting period. During the applicable restricted periods, the shares and units may not be sold or transferred and are subject to forfeiture. The majority of the awards have graded vesting periods, with 50 percent of the shares and units in each award vesting after three years and the remaining 50 percent vesting after seven years. Awards granted to a small number of senior executives have vesting periods of five years for 50 percent of the award and of 10 years or retirement, whichever occurs later, for the remaining 50 percent of the award.

The Corporation has purchased shares in the open market and through negotiated transactions to offset shares issued in conjunction with benefit plans and programs. Purchases may be discontinued at any time without prior notice.

The following tables summarize information about restricted stock and restricted stock units for the year ended December 31, 2014.

	2014
		Weighted Average
		Grant-Date
Restricted stock and units outstanding	Shares	Fair Value per Share
	(thousands)	(dollars)

Issued and outstanding at January 1	45,207	78.29
2013 award issued in 2014	9,705	94.47
Vested	(10,286)	79.89
Forfeited	(187)	78.89
Issued and outstanding at December 31	44,439	81.45

Value of restricted stock and units	2014	2013	2012
Grant price (dollars)	95.20	94.47	87.24

Value at date of grant:	(millions of dollars)
Restricted stock and units settled in stock	858	843	797
Units settled in cash	73	76	77
Total value	931	919	874

As of December 31, 2014, there was $2,339 million of unrecognized compensation cost related to the nonvested restricted awards. This cost is expected to be recognized over a weighted-average period of 4.5 years. The compensation cost charged against income for the restricted stock and restricted stock units was $831 million, $854 million and $854 million for 2014, 2013 and 2012, respectively. The income tax benefit recognized in income related to this compensation expense was $76 million, $78 million and $79 million for the same periods, respectively. The fair value of shares and units vested in 2014, 2013 and 2012 was $946 million, $1,040 million and $926 million, respectively. Cash payments of $73 million, $67 million and $66 million for vested restricted stock units settled in cash were made in 2014, 2013 and 2012, respectively.

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

Other Contingencies. The Corporation and certain of its consolidated subsidiaries were contingently liable at December 31, 2014, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure.

		Dec. 31, 2014
	Equity Company	Other Third-Party
	Obligations (1)	Obligations	Total
		(millions of dollars)
Guarantees
Debt-related	3,506	41	3,547
Other	2,920	3,982	6,902
Total	6,426	4,023	10,449

(1) ExxonMobil share.

The debt-related guarantees shown above include a $3.4 billion completion guarantee provided to lenders in support of the project financing for the Papua New Guinea Liquefied Natural Gas project. On February 4, 2015, the obligations under this guarantee were terminated per the terms of the loan agreement.

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

	Payments Due by Period
		2016-	2020 and
	2015	2019	Beyond	Total
	(millions of dollars)

Unconditional purchase obligations (1)	150	608	337	1,095

(1)   Undiscounted obligations of $1,095 million mainly pertain to pipeline throughput agreements and include $433 million of obligations to equity companies. The present value of these commitments, which excludes imputed interest of $168 million, totaled $927 million.

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

On September 6, 2007, affiliates of ExxonMobil filed a Request for Arbitration with the International Centre for Settlement of Investment Disputes (ICSID) invoking ICSID jurisdiction under Venezuela’s Investment Law and the Netherlands-Venezuela Bilateral Investment Treaty. The ICSID Tribunal issued a decision on June 10, 2010, finding that it had jurisdiction to proceed on the basis of the Netherlands-Venezuela Bilateral Investment Treaty. On October 9, 2014, the ICSID Tribunal issued its final award finding in favor of the ExxonMobil affiliates and awarding $1.6 billion as of the date of expropriation, June 27, 2007, and interest from that date at 3.25% compounded annually until the date of payment in full. The Tribunal also noted that one of the Cerro Negro Project agreements provides a mechanism to prevent double recovery between the ICSID award and all or part of an earlier award of $908 million to an ExxonMobil affiliate, Mobil Cerro Negro, Ltd., against PdVSA and a PdVSA affiliate, PdVSA CN, in an arbitration under the rules of the International Chamber of Commerce (ICC).  Following the favorable ICSID decision in the fourth quarter of 2014, ExxonMobil recognized earnings of $269 million, net of the remaining asset value, for the proceeds received from the earlier ICC award.

Judgment was entered on the ICSID award by the United States District Court for the Southern District of New York on October 10, 2014. A motion to vacate that judgment on procedural grounds was filed by the Republic of Venezuela on October 14, 2014, which was denied by the court. Thereafter, the Republic of Venezuela filed a motion to modify the judgment by reducing the rate of interest to be paid on the ICSID award from the entry of the court’s judgment, until the date of payment.

On October 23, 2014, the Republic of Venezuela filed with ICSID an application to revise the ICSID award such that it requires repayment of the value of the ICC award to PdVSA at the same time as payment is made to the ExxonMobil affiliates for the ICSID award and that provision be made for interest on the amount to be repaid. Thereafter, pursuant to ICSID arbitration rules, the ICSID award was stayed pending further action of the Tribunal. On October 27, 2014, ExxonMobil filed a response with ICSID that contests the application for revision of that award on both factual and jurisdictional grounds. On February 2, 2015, the Republic of Venezuela filed an application to annul the ICSID award. The application alleges that, in issuing the ICSID award, the Tribunal exceeded its powers, failed to state reasons on which the ICSID award was based, and departed from a fundamental rule of procedure. Upon registration of the application with ICSID on February 9, 2015, a further stay of the ICSID award was entered.

The federal court in New York has stayed its judgment until such time as the stays of the ICSID award entered following the Government of Venezuela’s filing of its two applications have been lifted. The net impact of these matters on the Corporation’s consolidated financial results cannot be reasonably estimated. Regardless, the Corporation does not expect the resolution to have a material effect upon the Corporation’s operations or financial condition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Pension and Other Postretirement Benefits

The benefit obligations and plan assets associated with the Corporation’s principal benefit plans are measured on December 31.

	Pension Benefits				Other Postretirement
	U.S.		Non-U.S.		Benefits
	2014	2013	2014	2013	2014	2013
	(percent)
Weighted-average assumptions used to determine
benefit obligations at December 31
Discount rate	4.00	5.00	3.10	4.30	4.00	5.00
Long-term rate of compensation increase	5.75	5.75	5.30	5.40	5.75	5.75

	(millions of dollars)
Change in benefit obligation
Benefit obligation at January 1	17,304	19,779	27,357	28,670	7,868	9,058
Service cost	677	801	590	697	140	176
Interest cost	807	749	1,138	1,076	383	352
Actuarial loss/(gain)	3,192	(1,520)	4,929	(1,454)	1,522	(1,267)
Benefits paid (1) (2)	(1,427)	(2,520)	(1,366)	(1,311)	(525)	(511)
Foreign exchange rate changes	-	-	(2,540)	(284)	(48)	(43)
Amendments, divestments and other	(24)	15	(61)	(37)	96	103
Benefit obligation at December 31	20,529	17,304	30,047	27,357	9,436	7,868
Accumulated benefit obligation at December 31	16,385	13,989	26,318	23,949	-	-

(1)   Benefit payments for funded and unfunded plans.

(2)   For 2014 and 2013, other postretirement benefits paid are net of $21 million and $20 million of Medicare subsidy receipts, respectively.

For selection of the discount rate for U.S. plans, several sources of information are considered, including interest rate market indicators and the discount rate determined by use of a yield curve based on high-quality, noncallable bonds with cash flows that match estimated outflows for benefit payments. For major non-U.S. plans, the discount rate is determined by using bond portfolios with an average maturity approximating that of the liabilities or spot yield curves, both of which are constructed using high-quality, local-currency-denominated bonds.

The measurement of the accumulated postretirement benefit obligation assumes a health care cost trend rate of 4.5 percent in 2016 and subsequent years. A one-percentage-point increase in the health care cost trend rate would increase service and interest cost by $91 million and the postretirement benefit obligation by $1,070 million. A one-percentage-point decrease in the health care cost trend rate would decrease service and interest cost by $69 million and the postretirement benefit obligation by $844 million.

	Pension Benefits				Other Postretirement
	U.S.		Non-U.S.		Benefits
	2014	2013	2014	2013	2014	2013
	(millions of dollars)
Change in plan assets
Fair value at January 1	11,190	12,632	19,283	18,090	620	581
Actual return on plan assets	1,497	617	3,153	1,604	41	64
Foreign exchange rate changes	-	-	(1,738)	(270)	-	-
Company contribution	1,476	101	554	919	31	35
Benefits paid (1)	(1,248)	(2,171)	(912)	(869)	(224)	(60)
Other	-	11	(245)	(191)	-	-
Fair value at December 31	12,915	11,190	20,095	19,283	468	620

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

	Pension Benefits
	U.S.		Non-U.S.
	2014	2013	2014	2013
	(millions of dollars)
Assets in excess of/(less than) benefit obligation
Balance at December 31
Funded plans	(4,590)	(3,547)	(2,113)	(941)
Unfunded plans	(3,024)	(2,567)	(7,839)	(7,133)
Total	(7,614)	(6,114)	(9,952)	(8,074)

The authoritative guidance for defined benefit pension and other postretirement plans requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income.

	Pension Benefits				Other Postretirement
	U.S.		Non-U.S.		Benefits
	2014	2013	2014	2013	2014	2013
	(millions of dollars)
Assets in excess of/(less than) benefit obligation
Balance at December 31 (1)	(7,614)	(6,114)	(9,952)	(8,074)	(8,968)	(7,248)

Amounts recorded in the consolidated balance
sheet consist of:
Other assets	-	1	302	201	-	-
Current liabilities	(340)	(275)	(325)	(358)	(369)	(359)
Postretirement benefits reserves	(7,274)	(5,840)	(9,929)	(7,917)	(8,599)	(6,889)
Total recorded	(7,614)	(6,114)	(9,952)	(8,074)	(8,968)	(7,248)

Amounts recorded in accumulated other
comprehensive income consist of:
Net actuarial loss/(gain)	6,589	4,780	9,642	7,943	2,997	1,603
Prior service cost	27	60	429	665	51	65
Total recorded in accumulated other
comprehensive income	6,616	4,840	10,071	8,608	3,048	1,668

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

							Other
	Pension Benefits						Postretirement
	U.S.			Non-U.S.			Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Weighted-average assumptions used to
determine net periodic benefit cost for
years ended December 31	(percent)
Discount rate	5.00	4.00	5.00	4.30	3.80	4.00	5.00	4.00	5.00
Long-term rate of return on funded assets	7.25	7.25	7.25	6.30	6.40	6.60	7.25	7.25	7.25
Long-term rate of compensation increase	5.75	5.75	5.75	5.40	5.50	5.40	5.75	5.75	5.75

Components of net periodic benefit cost	(millions of dollars)
Service cost	677	801	665	590	697	648	140	176	134
Interest cost	807	749	820	1,138	1,076	1,145	383	352	380
Expected return on plan assets	(799)	(835)	(789)	(1,193)	(1,128)	(1,109)	(37)	(41)	(38)
Amortization of actuarial loss/(gain)	409	646	576	628	852	844	116	228	170
Amortization of prior service cost	8	7	7	120	117	117	14	21	34
Net pension enhancement and
curtailment/settlement cost (1)	276	723	333	-	22	1,540	-	-	-
Net periodic benefit cost	1,378	2,091	1,612	1,283	1,636	3,185	616	736	680

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
Net actuarial loss/(gain)	2,494	(1,302)	1,885	2,969	(1,938)	1,906	1,518	(1,290)	1,008
Amortization of actuarial (loss)/gain	(685)	(1,369)	(909)	(628)	(874)	(2,384)	(116)	(228)	(170)
Prior service cost/(credit)	(25)	-	-	(70)	30	71	-	-	-
Amortization of prior service (cost)/credit	(8)	(7)	(7)	(120)	(117)	(117)	(14)	(21)	(34)
Foreign exchange rate changes	-	-	-	(688)	(155)	271	(8)	(10)	3
Total recorded in other comprehensive income	1,776	(2,678)	969	1,463	(3,054)	(253)	1,380	(1,549)	807
Total recorded in net periodic benefit cost and
other comprehensive income, before tax	3,154	(587)	2,581	2,746	(1,418)	2,932	1,996	(813)	1,487

Costs for defined contribution plans were $393 million, $392 million and $382 million in 2014, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the change in accumulated other comprehensive income is shown in the table below:

	Total Pension and
	Other Postretirement Benefits
	2014	2013	2012
	(millions of dollars)
(Charge)/credit to other comprehensive income, before tax
U.S. pension	(1,776)	2,678	(969)
Non-U.S. pension	(1,463)	3,054	253
Other postretirement benefits	(1,380)	1,549	(807)
Total (charge)/credit to other comprehensive income, before tax	(4,619)	7,281	(1,523)
(Charge)/credit to income tax (see Note 4)	1,549	(2,336)	393
(Charge)/credit to investment in equity companies	(81)	49	(49)
(Charge)/credit to other comprehensive income including noncontrolling
interests, after tax	(3,151)	4,994	(1,179)
Charge/(credit) to equity of noncontrolling interests	85	(279)	(124)
(Charge)/credit to other comprehensive income attributable to ExxonMobil	(3,066)	4,715	(1,303)

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

Studies are periodically conducted to establish the preferred target asset allocation percentages. The target asset allocation for the U.S. benefit plans and for the non-U.S. plans in aggregate is 40 percent equity securities and 60 percent debt securities. The equity targets for the U.S. and non-U.S. plans include an allocation to private equity partnerships that primarily focus on early-stage venture capital of 5 percent and 3 percent, respectively.

The fair value measurement levels are accounting terms that refer to different methods of valuing assets. The terms do not represent the relative risk or credit quality of an investment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2014 fair value of the benefit plan assets, including the level within the fair value hierarchy, is shown in the tables below:

	U.S. Pension						Non-U.S. Pension
	Fair Value Measurement						Fair Value Measurement
	at December 31, 2014, Using:						at December 31, 2014, Using:
	Quoted						Quoted
	Prices						Prices
	in Active	Significant					in Active	Significant
	Markets for	Other	Significant				Markets for		Other	Significant
	Identical	Observable	Unobservable				Identical	Observable		Unobservable
	Assets	Inputs		Inputs			Assets		Inputs		Inputs
	(Level 1)	(Level 2)		(Level 3)		Total	(Level 1)		(Level 2)		(Level 3)		Total
	(millions of dollars)
Asset category:
Equity securities
U.S.	-	2,331	(1)	-		2,331	-		3,284	(1)	-		3,284
Non-U.S.	-	2,144	(1)	-		2,144	229	(2)	3,776	(1)	-		4,005
Private equity	-	-		562	(3)	562	-		-		535	(3)	535
Debt securities
Corporate	-	4,841	(4)	-		4,841	-		2,686	(4)	-		2,686
Government	-	2,890	(4)	-		2,890	249	(5)	9,050	(4)	-		9,299
Asset-backed	-	5	(4)	-		5	-		146	(4)	-		146
Real estate funds	-	-		-		-	-		-		57	(6)	57
Cash	-	131	(7)	-		131	25		31	(8)	-		56
Total at fair value	-	12,342		562		12,904	503		18,973		592		20,068
Insurance contracts
at contract value						11							27
Total plan assets						12,915							20,095

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Other Postretirement
	Fair Value Measurement
	at December 31, 2014, Using:
	Quoted
	Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(millions of dollars)
Asset category:
Equity securities
U.S.	-	106 (1)	-	106
Non-U.S.	-	75 (1)	-	75
Private equity	-	-	2 (2)	2
Debt securities
Corporate	-	103 (3)	-	103
Government	-	171 (3)	-	171
Asset-backed	-	9 (3)	-	9
Cash	-	2	-	2
Total at fair value	-	466	2	468

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

(3)     For corporate, government and asset-backed debt securities, fair value is based on observable inputs of comparable market transactions.

The change in the fair value in 2014 of Level 3 assets that use significant unobservable inputs to measure fair value is shown in the table below:

	2014
	Pension			Other
	U.S.	Non-U.S.		Postretirement

	Private	Private	Real	Private
	Equity	Equity	Estate	Equity
	(millions of dollars)

Fair value at January 1	523	502	136	9
Net realized gains/(losses)	2	23	(17)	-
Net unrealized gains/(losses)	89	31	8	-
Net purchases/(sales)	(52)	(21)	(70)	(7)
Fair value at December 31	562	535	57	2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2013 fair value of the benefit plan assets, including the level within the fair value hierarchy, is shown in the tables below:

	U.S. Pension						Non-U.S. Pension
	Fair Value Measurement						Fair Value Measurement
	at December 31, 2013, Using:						at December 31, 2013, Using:
	Quoted						Quoted
	Prices						Prices
	in Active	Significant					in Active	Significant
	Markets for	Other	Significant				Markets for		Other	Significant
	Identical	Observable	Unobservable				Identical	Observable		Unobservable
	Assets	Inputs		Inputs			Assets		Inputs		Inputs
	(Level 1)	(Level 2)		(Level 3)		Total	(Level 1)		(Level 2)		(Level 3)		Total
	(millions of dollars)
Asset category:
Equity securities
U.S.	-	2,514	(1)	-		2,514	-		3,046	(1)	-		3,046
Non-U.S.	-	2,622	(1)	-		2,622	294	(2)	5,608	(1)	-		5,902
Private equity	-	-		523	(3)	523	-		-		502	(3)	502
Debt securities
Corporate	-	3,430	(4)	-		3,430	-		2,125	(4)	-		2,125
Government	-	2,056	(4)	-		2,056	272	(5)	7,100	(4)	-		7,372
Asset-backed	-	6	(4)	-		6	-		103	(4)	-		103
Real estate funds	-	-		-		-	-		-		136	(6)	136
Cash	-	27	(7)	-		27	57		20	(8)	-		77
Total at fair value	-	10,655		523		11,178	623		18,002		638		19,263
Insurance contracts
at contract value						12							20
Total plan assets						11,190							19,283

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

(3)   For corporate, government and asset-backed debt securities, fair value is based on observable inputs of comparable market transactions.

The change in the fair value in 2013 of Level 3 assets that use significant unobservable inputs to measure fair value is shown in the table below:

	2013
	Pension			Other
	U.S.	Non-U.S.		Postretirement
	Private	Private	Real	Private
	Equity	Equity	Estate	Equity
	(millions of dollars)

Fair value at January 1	489	448	293	7
Net realized gains/(losses)	(1)	11	(13)	-
Net unrealized gains/(losses)	86	57	10	3
Net purchases/(sales)	(51)	(14)	(154)	(1)
Fair value at December 31	523	502	136	9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of pension plans with an accumulated benefit obligation in excess of plan assets is shown in the table below:

	Pension Benefits
	U.S.		Non-U.S.
	2014	2013	2014	2013
	(millions of dollars)
For funded pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	17,505	14,737	5,031	891
Accumulated benefit obligation	14,493	12,342	4,590	689
Fair value of plan assets	12,915	11,189	3,890	611

For unfunded pension plans:
Projected benefit obligation	3,024	2,567	7,839	7,133
Accumulated benefit obligation	1,892	1,647	6,573	6,070

			Other
	Pension Benefits		Postretirement
	U.S.	Non-U.S.	Benefits
	(millions of dollars)
Estimated 2015 amortization from accumulated other comprehensive income:
Net actuarial loss/(gain) (1)	1,001	753	211
Prior service cost (2)	6	105	14

(1)   The Corporation amortizes the net balance of actuarial losses/(gains) as a component of net periodic benefit cost over the average remaining service period of active plan participants.

(2)   The Corporation amortizes prior service cost on a straight-line basis as permitted under authoritative guidance for defined benefit pension and other postretirement benefit plans.

	Pension Benefits		Other Postretirement Benefits
				Medicare
	U.S.	Non-U.S.	Gross	Subsidy Receipt
	(millions of dollars)

Contributions expected in 2015	-	560	-	-
Benefit payments expected in:
2015	1,628	1,194	467	24
2016	1,554	1,213	479	25
2017	1,529	1,278	490	26
2018	1,445	1,298	499	28
2019	1,410	1,339	507	29
2020 - 2024	6,714	6,988	2,613	172

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

These functions have been defined as the operating segments of the Corporation because they are the segments (1) that engage in business activities from which revenues are earned and expenses are incurred; (2) whose operating results are regularly reviewed by the Corporation’s chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance; and (3) for which discrete financial information is available.

Earnings after income tax include transfers at estimated market prices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In corporate and financing activities, interest revenue relates to interest earned on cash deposits and marketable securities. Interest expense includes non-debt-related interest expense of $129 million and $202 million in 2014 and 2012, respectively. For 2013, non-debt-related interest expense was a net credit of $123 million, primarily reflecting the effect of credits from the favorable resolution of prior year tax positions.

							Corporate
	Upstream		Downstream		Chemical		and	Corporate
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	Financing	Total
	(millions of dollars)
As of December 31, 2014
Earnings after income tax	5,197	22,351	1,618	1,427	2,804	1,511	(2,388)	32,520
Earnings of equity companies included above	1,235	10,859	29	82	186	1,377	(445)	13,323
Sales and other operating revenue (1)	14,826	22,336	118,771	199,976	15,115	23,063	18	394,105
Intersegment revenue	7,723	38,846	17,281	44,231	10,117	8,098	274	-
Depreciation and depletion expense	5,139	8,523	654	1,228	370	645	738	17,297
Interest revenue	-	-	-	-	-	-	75	75
Interest expense	40	17	6	4	-	-	219	286
Income taxes	1,300	15,165	610	968	1,032	358	(1,418)	18,015
Additions to property, plant and equipment	9,098	19,225	1,050	1,356	1,564	564	1,399	34,256
Investments in equity companies	5,089	10,877	69	1,006	258	3,026	(308)	20,017
Total assets	92,555	161,033	18,371	33,299	8,798	18,449	16,988	349,493

As of December 31, 2013
Earnings after income tax	4,191	22,650	2,199	1,250	2,755	1,073	(1,538)	32,580
Earnings of equity companies included above	1,576	11,627	(460)	22	189	1,422	(449)	13,927
Sales and other operating revenue (1)	13,712	25,349	123,802	218,904	15,295	23,753	21	420,836
Intersegment revenue	8,343	45,761	20,781	52,624	11,993	8,232	285	-
Depreciation and depletion expense	5,170	8,277	633	1,390	378	632	702	17,182
Interest revenue	-	-	-	-	-	-	87	87
Interest expense	30	26	7	8	1	-	(63)	9
Income taxes	2,197	21,554	721	481	989	363	(2,042)	24,263
Additions to property, plant and equipment	7,480	26,075	616	1,072	840	272	1,386	37,741
Investments in equity companies	4,975	9,740	62	1,749	217	3,103	(227)	19,619
Total assets	88,698	157,465	19,261	40,661	7,816	19,659	13,248	346,808

As of December 31, 2012
Earnings after income tax	3,925	25,970	3,575	9,615	2,220	1,678	(2,103)	44,880
Earnings of equity companies included above	1,759	11,900	6	387	183	1,267	(492)	15,010
Sales and other operating revenue (1)	11,039	27,673	125,088	248,959	14,723	24,003	24	451,509
Intersegment revenue	8,764	47,507	20,963	62,130	12,409	9,750	258	-
Depreciation and depletion expense	5,104	7,340	594	1,280	376	508	686	15,888
Interest revenue	-	-	-	-	-	-	117	117
Interest expense	37	13	3	36	-	(1)	239	327
Income taxes	2,025	25,362	1,811	1,892	755	232	(1,032)	31,045
Additions to property, plant and equipment	9,697	21,769	480	1,153	338	659	1,083	35,179
Investments in equity companies	4,020	9,147	195	2,069	233	3,143	(277)	18,530
Total assets	86,146	140,848	18,451	40,956	7,238	18,886	21,270	333,795

(1)   Sales and other operating revenue includes sales-based taxes of $29,342 million for 2014, $30,589 million for 2013 and   $32,409 million for 2012. See Note 1, Summary of Accounting Policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic

Sales and other operating revenue (1)	2014	2013	2012
	(millions of dollars)

United States	148,713	152,820	150,865
Non-U.S.	245,392	268,016	300,644
Total	394,105	420,836	451,509

Significant non-U.S. revenue sources include:
Canada	36,072	35,924	34,325
United Kingdom	31,346	34,061	33,600
Belgium	20,953	20,973	23,567
Italy	18,880	19,273	18,228
France	17,639	18,444	19,601
Singapore	15,407	15,623	14,606
Germany	14,816	15,701	15,871

 (1)  Sales and other operating revenue includes sales-based taxes of $29,342 million for 2014, $30,589 million for 2013 and $32,409 million for 2012. See Note 1, Summary of Accounting Policies.

Long-lived assets	2014	2013	2012
	(millions of dollars)

United States	104,000	98,271	94,336
Non-U.S.	148,668	145,379	132,613
Total	252,668	243,650	226,949

Significant non-U.S. long-lived assets include:
Canada	43,858	41,522	31,979
Australia	15,328	14,258	13,415
Nigeria	12,265	12,343	12,216
Singapore	9,620	9,570	9,700
Kazakhstan	9,138	8,530	7,785
Angola	9,057	8,262	8,238
Papua New Guinea	6,099	5,768	4,599
Norway	5,139	6,542	7,040

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Income, Sales-Based and Other Taxes

		2014			2013			2012
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
				(millions of dollars)
Income tax expense
Federal and non-U.S.
Current	1,456	14,755	16,211	1,073	22,115	23,188	1,791	25,650	27,441
Deferred - net	900	1,398	2,298	(116)	757	641	1,097	1,816	2,913
U.S. tax on non-U.S. operations	5	-	5	37	-	37	89	-	89
Total federal and non-U.S.	2,361	16,153	18,514	994	22,872	23,866	2,977	27,466	30,443
State (1)	(499)	-	(499)	397	-	397	602	-	602
Total income tax expense	1,862	16,153	18,015	1,391	22,872	24,263	3,579	27,466	31,045
Sales-based taxes	6,310	23,032	29,342	5,992	24,597	30,589	5,785	26,624	32,409
All other taxes and duties
Other taxes and duties	378	31,908	32,286	955	32,275	33,230	1,406	34,152	35,558
Included in production and
manufacturing expenses	1,454	1,179	2,633	1,318	1,182	2,500	1,242	1,308	2,550
Included in SG&A expenses	155	441	596	150	516	666	154	595	749
Total other taxes and duties	1,987	33,528	35,515	2,423	33,973	36,396	2,802	36,055	38,857
Total	10,159	72,713	82,872	9,806	81,442	91,248	12,166	90,145	102,311

(1)   In 2014, state taxes included a favorable adjustment of deferred taxes of approximately $830 million.

All other taxes and duties include taxes reported in production and manufacturing and selling, general and administrative (SG&A) expenses. The above provisions for deferred income taxes include net credits of $40 million in 2014 and $310 million in 2013 and a net charge of $244 million in 2012 for the effect of changes in tax laws and rates.

The reconciliation between income tax expense and a theoretical U.S. tax computed by applying a rate of 35 percent for 2014, 2013 and 2012 is as follows:

	2014	2013	2012
	(millions of dollars)
Income before income taxes
United States	9,080	9,746	11,222
Non-U.S.	42,550	47,965	67,504
Total	51,630	57,711	78,726
Theoretical tax	18,071	20,199	27,554
Effect of equity method of accounting	(4,663)	(4,874)	(5,254)
Non-U.S. taxes in excess of theoretical U.S. tax	5,442	10,528	8,434
U.S. tax on non-U.S. operations	5	37	89
State taxes, net of federal tax benefit	(324)	258	391
Other	(516)	(1,885)	(169)
Total income tax expense	18,015	24,263	31,045

Effective tax rate calculation
Income taxes	18,015	24,263	31,045
ExxonMobil share of equity company income taxes	5,678	6,061	5,859
Total income taxes	23,693	30,324	36,904
Net income including noncontrolling interests	33,615	33,448	47,681
Total income before taxes	57,308	63,772	84,585

Effective income tax rate	41%	48%	44%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

Deferred tax liabilities/(assets) are comprised of the following at December 31:

Tax effects of temporary differences for:	2014	2013
	(millions of dollars)

Property, plant and equipment	51,643	50,884
Other liabilities	4,359	3,474
Total deferred tax liabilities	56,002	54,358

Pension and other postretirement benefits	(8,140)	(6,573)
Asset retirement obligations	(6,162)	(6,083)
Tax loss carryforwards	(4,099)	(3,393)
Other assets	(6,446)	(6,246)
Total deferred tax assets	(24,847)	(22,295)

Asset valuation allowances	2,570	2,491
Net deferred tax liabilities	33,725	34,554

In 2014, asset valuation allowances of $2,570 million increased by $79 million and included additional net provisions of $340 million and effects of foreign currency translation of $(261) million.

Deferred income tax (assets) and liabilities are included in the balance sheet as shown below. Deferred income tax (assets) and liabilities are classified as current or long term consistent with the classification of the related temporary difference – separately by tax jurisdiction.

Balance sheet classification	2014	2013
	(millions of dollars)

Other current assets	(2,001)	(3,575)
Other assets, including intangibles, net	(3,955)	(2,822)
Accounts payable and accrued liabilities	451	421
Deferred income tax liabilities	39,230	40,530
Net deferred tax liabilities	33,725	34,554

The Corporation had $51 billion of indefinitely reinvested, undistributed earnings from subsidiary companies outside the U.S. Unrecognized deferred taxes on remittance of these funds are not expected to be material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized Tax Benefits. The Corporation is subject to income taxation in many jurisdictions around the world. Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. The following table summarizes the movement in unrecognized tax benefits:

Gross unrecognized tax benefits	2014	2013	2012
	(millions of dollars)

Balance at January 1	7,838	7,663	4,922
Additions based on current year's tax positions	1,454	1,460	1,662
Additions for prior years' tax positions	448	464	2,559
Reductions for prior years' tax positions	(532)	(249)	(535)
Reductions due to lapse of the statute of limitations	(117)	(588)	(79)
Settlements with tax authorities	(43)	(849)	(855)
Foreign exchange effects/other	(62)	(63)	(11)
Balance at December 31	8,986	7,838	7,663

The gross unrecognized tax benefit balances shown above are predominantly related to tax positions that would reduce the Corporation’s effective tax rate if the positions are favorably resolved. Unfavorable resolution of these tax positions generally would not increase the effective tax rate. The 2014, 2013 and 2012 changes in unrecognized tax benefits did not have a material effect on the Corporation’s net income.

Resolution of these tax positions through negotiations with the relevant tax authorities or through litigation will take many years to complete. It is difficult to predict the timing of resolution for tax positions since such timing is not entirely within the control of the Corporation. It is reasonably possible that the total amount of unrecognized tax benefits could increase by up to 30 percent in the next 12 months, with no material impact on the Corporation’s net income.

The following table summarizes the tax years that remain subject to examination by major tax jurisdiction:

Country of Operation	Open Tax Years
Abu Dhabi	2012 - 2014
Angola	2009 - 2014
Australia:	2000 - 2003
2005
2008 - 2014
Canada	2007 - 2014
Equatorial Guinea	2007 - 2014
Malaysia	2008 - 2014
Nigeria	2004 - 2014
Norway	2005 - 2014
Qatar	2008 - 2014
Russia	2011 - 2014
United Kingdom	2010 - 2014
United States	2006 - 2014

The Corporation classifies interest on income tax-related balances as interest expense or interest income and classifies tax-related penalties as operating expense.

The Corporation incurred $42 million in interest expense on income tax reserves in 2014. For 2013, the Corporation’s net interest expense was a credit of $207 million, reflecting the effect of credits from the favorable resolution of prior year tax positions. The Corporation incurred $46 million in interest expense in 2012. The related interest payable balances were $205 million and $156 million at December 31, 2014, and 2013, respectively.

SUPPLEMENTAL  INFORMATION  ON  OIL  AND  GAS  EXPLORATION  AND  PRODUCTION  ACTIVITIES  (unaudited)

The results of operations for producing activities shown below do not include earnings from other activities that ExxonMobil includes in the Upstream function, such as oil and gas transportation operations, LNG liquefaction and transportation operations, coal and power operations, technical service agreements, other nonoperating activities and adjustments for noncontrolling interests. These excluded amounts for both consolidated and equity companies totaled $3,223 million in 2014, $886 million in 2013, and $2,832 million in 2012. Oil sands mining operations are included in the results of operations in accordance with Securities and Exchange Commission and Financial Accounting Standards Board rules.

		Canada/
	United	South				Australia/
Results of Operations	States	America	Europe	Africa	Asia	Oceania	Total
	(millions of dollars)
Consolidated Subsidiaries
2014 - Revenue
Sales to third parties	9,453	2,841	4,608	1,943	4,383	1,374	24,602
Transfers	5,554	5,417	5,206	14,884	7,534	1,553	40,148
	15,007	8,258	9,814	16,827	11,917	2,927	64,750
Production costs excluding taxes	4,637	4,251	3,117	2,248	1,568	583	16,404
Exploration expenses	231	363	274	427	287	87	1,669
Depreciation and depletion	4,877	1,193	1,929	3,387	1,242	454	13,082
Taxes other than income	1,116	160	412	1,539	1,542	399	5,168
Related income tax	1,208	524	2,954	5,515	4,882	435	15,518
Results of producing activities for consolidated
subsidiaries	2,938	1,767	1,128	3,711	2,396	969	12,909

Equity Companies
2014 - Revenue
Sales to third parties	1,239	-	4,923	-	20,028	-	26,190
Transfers	924	-	63	-	685	-	1,672
	2,163	-	4,986	-	20,713	-	27,862
Production costs excluding taxes	620	-	602	-	548	-	1,770
Exploration expenses	61	-	22	-	219	-	302
Depreciation and depletion	253	-	195	-	383	-	831
Taxes other than income	57	-	2,650	-	5,184	-	7,891
Related income tax	-	-	553	-	5,099	-	5,652
Results of producing activities for equity companies	1,172	-	964	-	9,280	-	11,416

Total results of operations	4,110	1,767	2,092	3,711	11,676	969	24,325

		Canada/
	United	South				Australia/
Results of Operations	States	America	Europe	Africa	Asia	Oceania	Total
	(millions of dollars)
Consolidated Subsidiaries
2013 - Revenue
Sales to third parties	8,371	2,252	5,649	3,079	5,427	730	25,508
Transfers	6,505	5,666	5,654	15,738	8,936	1,405	43,904
	14,876	7,918	11,303	18,817	14,363	2,135	69,412
Production costs excluding taxes	4,191	3,965	2,859	2,396	1,763	654	15,828
Exploration expenses	394	386	245	288	571	92	1,976
Depreciation and depletion	4,926	989	1,881	3,269	1,680	334	13,079
Taxes other than income	1,566	94	474	1,583	1,794	427	5,938
Related income tax	1,788	542	4,124	6,841	5,709	202	19,206
Results of producing activities for consolidated
subsidiaries	2,011	1,942	1,720	4,440	2,846	426	13,385

Equity Companies
2013 - Revenue
Sales to third parties	1,320	-	6,768	-	21,463	-	29,551
Transfers	1,034	-	64	-	6,091	-	7,189
	2,354	-	6,832	-	27,554	-	36,740
Production costs excluding taxes	551	-	459	-	660	-	1,670
Exploration expenses	19	-	15	-	426	-	460
Depreciation and depletion	207	-	169	-	955	-	1,331
Taxes other than income	51	-	3,992	-	7,352	-	11,395
Related income tax	-	-	832	-	8,482	-	9,314
Results of producing activities for equity companies	1,526	-	1,365	-	9,679	-	12,570

Total results of operations	3,537	1,942	3,085	4,440	12,525	426	25,955

Consolidated Subsidiaries
2012 - Revenue
Sales to third parties	6,977	1,804	5,835	3,672	6,536	1,275	26,099
Transfers	6,996	5,457	6,366	16,905	9,241	932	45,897
	13,973	7,261	12,201	20,577	15,777	2,207	71,996
Production costs excluding taxes	4,044	3,079	2,443	2,395	1,606	488	14,055
Exploration expenses	391	292	274	234	513	136	1,840
Depreciation and depletion	4,862	848	1,559	2,879	1,785	264	12,197
Taxes other than income	1,963	89	513	1,702	2,248	446	6,961
Related income tax	1,561	720	5,413	8,091	6,616	281	22,682
Results of producing activities for consolidated
subsidiaries	1,152	2,233	1,999	5,276	3,009	592	14,261

Equity Companies
2012 - Revenue
Sales to third parties	1,284	-	6,380	-	20,017	-	27,681
Transfers	1,108	-	67	-	5,693	-	6,868
	2,392	-	6,447	-	25,710	-	34,549
Production costs excluding taxes	467	-	369	-	484	-	1,320
Exploration expenses	9	-	17	-	-	-	26
Depreciation and depletion	176	-	152	-	676	-	1,004
Taxes other than income	42	-	3,569	-	6,658	-	10,269
Related income tax	-	-	894	-	8,234	-	9,128
Results of producing activities for equity companies	1,698	-	1,446	-	9,658	-	12,802

Total results of operations	2,850	2,233	3,445	5,276	12,667	592	27,063

Oil and Gas Exploration and Production Costs

The amounts shown for net capitalized costs of consolidated subsidiaries are $12,856 million less at year-end 2014 and $13,667 million less at year-end 2013 than the amounts reported as investments in property, plant and equipment for the Upstream in Note 9. This is due to the exclusion from capitalized costs of certain transportation and research assets and assets relating to LNG operations. Assets related to oil sands and oil shale mining operations are included in the capitalized costs in accordance with Financial Accounting Standards Board rules.

			Canada/
		United	South				Australia/
Capitalized Costs		States	America	Europe	Africa	Asia	Oceania	Total
		(millions of dollars)
Consolidated Subsidiaries
As of December 31, 2014
Property (acreage) costs	- Proved	14,664	2,598	161	876	1,660	808	20,767
	- Unproved	24,062	4,824	74	615	601	136	30,312
Total property costs		38,726	7,422	235	1,491	2,261	944	51,079
Producing assets		79,138	32,635	39,996	44,700	30,219	10,051	236,739
Incomplete construction		7,051	15,344	2,114	6,075	10,163	4,621	45,368
Total capitalized costs		124,915	55,401	42,345	52,266	42,643	15,616	333,186
Accumulated depreciation and depletion		43,031	15,197	32,608	27,995	17,273	4,630	140,734
Net capitalized costs for consolidated subsidiaries		81,884	40,204	9,737	24,271	25,370	10,986	192,452

Equity Companies
As of December 31, 2014
Property (acreage) costs	- Proved	78	-	4	-	-	-	82
	- Unproved	35	-	-	-	59	-	94
Total property costs		113	-	4	-	59	-	176
Producing assets		5,538	-	5,309	-	8,500	-	19,347
Incomplete construction		473	-	251	-	2,972	-	3,696
Total capitalized costs		6,124	-	5,564	-	11,531	-	23,219
Accumulated depreciation and depletion		1,872	-	4,205	-	5,095	-	11,172
Net capitalized costs for equity companies		4,252	-	1,359	-	6,436	-	12,047

Consolidated Subsidiaries
As of December 31, 2013
Property (acreage) costs	- Proved	13,881	3,595	188	874	1,620	863	21,021
	- Unproved	23,945	5,390	61	583	701	146	30,826
Total property costs		37,826	8,985	249	1,457	2,321	1,009	51,847
Producing assets		74,743	34,487	44,161	40,424	30,082	7,973	231,870
Incomplete construction		5,640	11,811	2,219	5,913	8,387	4,194	38,164
Total capitalized costs		118,209	55,283	46,629	47,794	40,790	13,176	321,881
Accumulated depreciation and depletion		39,505	16,827	35,108	24,570	17,455	4,529	137,994
Net capitalized costs for consolidated subsidiaries		78,704	38,456	11,521	23,224	23,335	8,647	183,887

Equity Companies
As of December 31, 2013
Property (acreage) costs	- Proved	77	-	5	-	-	-	82
	- Unproved	40	-	-	-	17	-	57
Total property costs		117	-	5	-	17	-	139
Producing assets		5,206	-	6,039	-	8,397	-	19,642
Incomplete construction		416	-	201	-	1,452	-	2,069
Total capitalized costs		5,739	-	6,245	-	9,866	-	21,850
Accumulated depreciation and depletion		1,646	-	4,778	-	4,706	-	11,130
Net capitalized costs for equity companies		4,093	-	1,467	-	5,160	-	10,720

Oil and Gas Exploration and Production Costs (continued)

The amounts reported as costs incurred include both capitalized costs and costs charged to expense during the year. Costs incurred also include new asset retirement obligations established in the current year, as well as increases or decreases to the asset retirement obligation resulting from changes in cost estimates or abandonment date. Total consolidated costs incurred in 2014 were $29,115 million, down $4,508 million from 2013, due primarily to lower property acquisition costs and development costs. In 2013 costs were $33,623 million, up $2,477 million from 2012, due primarily to higher property acquisition costs partially offset by lower exploration costs. Total equity company costs incurred in 2014 were $2,677 million, up $335 million from 2013, due primarily to exploration costs.

			Canada/
Costs Incurred in Property Acquisitions,		United	South				Australia/
Exploration and Development Activities		States	America	Europe	Africa	Asia	Oceania	Total
		(millions of dollars)
During 2014
Consolidated Subsidiaries
Property acquisition costs	- Proved	80	-	-	-	41	-	121
	- Unproved	1,253	3	19	34	-	-	1,309
Exploration costs		319	453	458	628	467	121	2,446
Development costs		7,540	6,877	1,390	4,255	3,321	1,856	25,239
	Total costs incurred for consolidated subsidiaries	9,192	7,333	1,867	4,917	3,829	1,977	29,115

Equity Companies
Property acquisition costs	- Proved	-	-	-	-	-	-	-
	- Unproved	-	-	-	-	42	-	42
Exploration costs		17	-	45	-	964	-	1,026
Development costs		490	-	233	-	886	-	1,609
	Total costs incurred for equity companies	507	-	278	-	1,892	-	2,677

During 2013
Consolidated Subsidiaries
Property acquisition costs	- Proved	93	67	-	-	47	-	207
	- Unproved	533	4,270	-	153	-	4	4,960
Exploration costs		557	485	277	361	598	111	2,389
Development costs		6,919	8,527	2,117	3,278	3,493	1,733	26,067
	Total costs incurred for consolidated subsidiaries	8,102	13,349	2,394	3,792	4,138	1,848	33,623

Equity Companies
Property acquisition costs	- Proved	2	-	-	-	-	-	2
	- Unproved	-	-	-	-	17	-	17
Exploration costs		60	-	29	-	494	-	583
Development costs		720	-	192	-	828	-	1,740
	Total costs incurred for equity companies	782	-	221	-	1,339	-	2,342

During 2012
Consolidated Subsidiaries
Property acquisition costs	- Proved	192	2	95	-	43	-	332
	- Unproved	1,717	74	24	15	-	31	1,861
Exploration costs		601	405	454	520	554	248	2,782
Development costs		7,172	7,601	2,637	3,081	3,347	2,333	26,171
	Total costs incurred for consolidated subsidiaries	9,682	8,082	3,210	3,616	3,944	2,612	31,146

Equity Companies
Property acquisition costs	- Proved	-	-	-	-	-	-	-
	- Unproved	14	-	-	-	-	-	14
Exploration costs		45	-	34	-	-	-	79
Development costs		504	-	156	-	651	-	1,311
	Total costs incurred for equity companies	563	-	190	-	651	-	1,404

Oil and Gas Reserves

The following information describes changes during the years and balances of proved oil and gas reserves at year-end 2012, 2013, and 2014.

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

Reserves reported under production sharing and other nonconcessionary agreements are based on the economic interest as defined by the specific fiscal terms in the agreement. The production and reserves that we report for these types of arrangements typically vary inversely with oil and gas price changes. As oil and gas prices increase, the cash flow and value received by the company increase; however, the production volumes and reserves required to achieve this value will typically be lower because of the higher prices. When prices decrease, the opposite effect generally occurs. The percentage of total liquids and natural gas proved reserves (consolidated subsidiaries plus equity companies) at year-end 2014 that were associated with production sharing contract arrangements was 11 percent of liquids, 9 percent of natural gas and 10 percent on an oil-equivalent basis (gas converted to oil-equivalent at 6 billion cubic feet = 1 million barrels).

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

The changes, between 2013 year-end proved reserves and 2014 year-end proved reserves, primarily reflect the revisions, extensions and discoveries in Canada and the United States.

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
	(millions of barrels)
Net proved developed and
undeveloped reserves of
consolidated subsidiaries
January 1, 2014	2,008	284	245	1,193	2,163	155	6,048	1,023	3,630	579	11,280
Revisions	37	23	9	42	42	-	153	59	669	(23)	858
Improved recovery	-	-	-	-	-	-	-	-	-	-	-
Purchases	42	-	-	-	-	-	42	11	-	-	53
Sales	(24)	(11)	-	-	(1)	-	(36)	(14)	-	-	(50)
Extensions/discoveries	156	5	-	38	35	-	234	79	-	-	313
Production	(111)	(19)	(55)	(171)	(107)	(14)	(477)	(66)	(66)	(22)	(631)
December 31, 2014	2,108	282	199	1,102	2,132	141	5,964	1,092	4,233	534	11,823

Proportional interest in proved
reserves of equity companies
January 1, 2014	330	-	28	-	1,145	-	1,503	456	-	-	1,959
Revisions	19	-	1	-	41	-	61	5	-	-	66
Improved recovery	-	-	-	-	-	-	-	-	-	-	-
Purchases	1	-	-	-	-	-	1	-	-	-	1
Sales	-	-	-	-	-	-	-	-	-	-	-
Extensions/discoveries	1	-	-	-	-	-	1	-	-	-	1
Production	(23)	-	(2)	-	(86)	-	(111)	(26)	-	-	(137)
December 31, 2014	328	-	27	-	1,100	-	1,455	435	-	-	1,890
Total liquids proved reserves
at December 31, 2014	2,436	282	226	1,102	3,232	141	7,419	1,527	4,233	534	13,713

(1)   Includes total proved reserves attributable to Imperial Oil Limited of 9 million barrels in 2012, 11 million barrels in 2013 and 8 million barrels in 2014, as well as proved developed reserves of 9 million barrels in 2012, 9 million barrels in 2013 and 5 million barrels in 2014, and in addition, proved undeveloped reserves of 2 million barrels in 2013 and 3 million in 2014, in which there is a 30.4 percent noncontrolling interest.

Crude Oil, Natural Gas Liquids, Bitumen and Synthetic Oil Proved Reserves (continued)
										Synthetic
	Crude Oil and Natural Gas Liquids								Bitumen	Oil
		Canada/							Canada/	Canada/
	United	South				Australia/			South	South
	States	Amer. (1)	Europe	Africa	Asia	Oceania	Total	Amer. (2)		Amer. (3)	Total
	(millions of barrels)
Proved developed reserves, as of
December 31, 2012
Consolidated subsidiaries	1,489	124	268	1,004	1,080	116	4,081		543	599	5,223
Equity companies	264	-	28	-	1,423	-	1,715		-	-	1,715

Proved undeveloped reserves, as of
December 31, 2012
Consolidated subsidiaries	921	163	77	497	682	134	2,474		3,017	-	5,491
Equity companies	84	-	-	-	303	-	387		-	-	387
Total liquids proved reserves at
December 31, 2012	2,758	287	373	1,501	3,488	250	8,657		3,560	599	12,816

Proved developed reserves, as of
December 31, 2013
Consolidated subsidiaries	1,469	126	249	945	1,663	105	4,557		1,810	579	6,946
Equity companies	268	-	27	-	1,292	-	1,587		-	-	1,587

Proved undeveloped reserves, as of
December 31, 2013
Consolidated subsidiaries	1,068	177	51	449	638	131	2,514		1,820	-	4,334
Equity companies	77	-	1	-	294	-	372		-	-	372
Total liquids proved reserves at
December 31, 2013	2,882	303	328	1,394	3,887	236	9,030		3,630	579	13,239

Proved developed reserves, as of
December 31, 2014
Consolidated subsidiaries	1,502	111	205	894	1,615	112	4,439		2,122	534	7,095
Equity companies	269	-	26	-	1,188	-	1,483		-	-	1,483

Proved undeveloped reserves, as of
December 31, 2014
Consolidated subsidiaries	1,234	190	42	401	651	99	2,617		2,111	-	4,728
Equity companies	75	-	1	-	331	-	407		-	-	407
Total liquids proved reserves at
December 31, 2014	3,080	301	274	1,295	3,785	211	8,946	(4)	4,233	534	13,713

(1)   Includes total proved reserves attributable to Imperial Oil Limited of 53 million barrels in 2012, 62 million barrels in 2013 and 46 million barrels in 2014, as well as proved developed reserves of 52 million barrels in 2012, 55 million barrels in 2013 and 36 million barrels in 2014, and in addition, proved undeveloped reserves of 1 million barrels in 2012, 7 million barrels in 2013 and 10 million barrels in 2014, in which there is a 30.4 percent noncontrolling interest.

(2)   Includes total proved reserves attributable to Imperial Oil Limited of 2,841 million barrels in 2012, 2,867 million barrels in 2013 and 3,274 million barrels in 2014, as well as proved developed reserves of 543 million barrels in 2012, 1,417 million barrels in 2013 and 1,635 million barrels in 2014, and in addition, proved undeveloped reserves of 2,298 million barrels in 2012, 1,450 million barrels in 2013 and 1,639 million barrels in 2014, in which there is a 30.4 percent noncontrolling interest.

(3)   Includes total proved reserves attributable to Imperial Oil Limited of 599 million barrels in 2012, 579 million barrels in 2013 and 534 million barrels in 2014, as well as proved developed reserves of 599 million barrels in 2012, 579 million barrels in 2013 and 534 million barrels in 2014, in which there is a 30.4 percent noncontrolling interest.

(4)   See previous pages for natural gas liquids proved reserves attributable to consolidated subsidiaries and equity companies. For additional information on natural gas liquids proved reserves see Item 2. Properties in ExxonMobil’s 2014 Form 10-K.

Natural Gas and Oil-Equivalent Proved Reserves
	Natural Gas
		Canada/						Oil-Equivalent
	United	South				Australia/		Total
	States	Amer. (1)	Europe	Africa	Asia	Oceania	Total	All Products (2)
	(billions of cubic feet)							(millions of oil-
								equivalent barrels)
Net proved developed and undeveloped
reserves of consolidated subsidiaries
January 1, 2012	26,254	835	3,586	982	6,471	7,247	45,375	17,676
Revisions	(2,888)	168	168	2	(106)	465	(2,191)	(39)
Improved recovery	-	-	-	-	-	-	-	7
Purchases	503	-	6	-	-	-	509	304
Sales	(181)	(20)	(140)	(12)	-	-	(353)	(145)
Extensions/discoveries	4,045	95	184	-	59	-	4,383	1,490
Production	(1,518)	(153)	(555)	(43)	(579)	(144)	(2,992)	(1,124)
December 31, 2012	26,215	925	3,249	929	5,845	7,568	44,731	18,169

Proportional interest in proved reserves
of equity companies
January 1, 2012	112	-	10,169	-	20,566	-	30,847	7,256
Revisions	49	-	17	-	252	-	318	198
Improved recovery	-	-	-	-	-	-	-	16
Purchases	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-
Extensions/discoveries	-	-	-	-	-	-	-	-
Production	(6)	-	(651)	-	(1,148)	-	(1,805)	(475)
December 31, 2012	155	-	9,535	-	19,670	-	29,360	6,995
Total proved reserves at December 31, 2012	26,370	925	12,784	929	25,515	7,568	74,091	25,164

Net proved developed and undeveloped
reserves of consolidated subsidiaries
January 1, 2013	26,215	925	3,249	929	5,845	7,568	44,731	18,169
Revisions	79	(56)	61	(22)	364	86	512	693
Improved recovery	-	-	-	-	-	-	-	-
Purchases	153	522	-	-	-	-	675	170
Sales	(106)	(8)	-	-	-	-	(114)	(43)
Extensions/discoveries	1,083	2	-	-	14	-	1,099	724
Production	(1,404)	(150)	(500)	(40)	(489)	(139)	(2,722)	(1,069)
December 31, 2013	26,020	1,235	2,810	867	5,734	7,515	44,181	18,644

Proportional interest in proved reserves
of equity companies
January 1, 2013	155	-	9,535	-	19,670	-	29,360	6,995
Revisions	135	-	58	-	9	-	202	77
Improved recovery	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-
Extensions/discoveries	1	-	8	-	-	-	9	2
Production	(10)	-	(717)	-	(1,165)	-	(1,892)	(502)
December 31, 2013	281	-	8,884	-	18,514	-	27,679	6,572
Total proved reserves at December 31, 2013	26,301	1,235	11,694	867	24,248	7,515	71,860	25,216

(See footnotes on next page)

Natural Gas and Oil-Equivalent Proved Reserves (continued)
	Natural Gas
		Canada/						Oil-Equivalent
	United	South				Australia/		Total
	States	Amer. (1)	Europe	Africa	Asia	Oceania	Total	All Products (2)
	(billions of cubic feet)							(millions of oil-
								equivalent barrels)
Net proved developed and undeveloped
reserves of consolidated subsidiaries
January 1, 2014	26,020	1,235	2,810	867	5,734	7,515	44,181	18,644
Revisions	49	80	49	(21)	173	(38)	292	906
Improved recovery	-	-	-	-	-	-	-	-
Purchases	60	-	-	-	-	-	60	63
Sales	(314)	(48)	-	-	(3)	-	(365)	(111)
Extensions/discoveries	1,518	91	-	7	4	-	1,620	583
Production	(1,346)	(132)	(476)	(42)	(448)	(201)	(2,645)	(1,072)
December 31, 2014	25,987	1,226	2,383	811	5,460	7,276	43,143	19,013

Proportional interest in proved reserves
of equity companies
January 1, 2014	281	-	8,884	-	18,514	-	27,679	6,572
Revisions	5	-	117	-	110	-	232	105
Improved recovery	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	1
Sales	-	-	-	-	-	-	-	-
Extensions/discoveries	1	-	-	-	-	-	1	1
Production	(15)	-	(583)	-	(1,119)	-	(1,717)	(423)
December 31, 2014	272	-	8,418	-	17,505	-	26,195	6,256

Total proved reserves at December 31, 2014	26,259	1,226	10,801	811	22,965	7,276	69,338	25,269

(1)   Includes total proved reserves attributable to Imperial Oil Limited of 488 billion cubic feet in 2012, 678 billion cubic feet in 2013 and 627 billion cubic feet in 2014, as well as proved developed reserves of 374 billion cubic feet in 2012, 368 billion cubic feet in 2013 and 300 billion cubic feet in 2014, and in addition, proved undeveloped reserves of 114 billion cubic feet in 2012, 310 billion cubic feet in 2013 and 327 billion cubic feet in 2014, in which there is a 30.4 percent noncontrolling interest.

(2)   Natural gas is converted to oil-equivalent basis at six million cubic feet per one thousand barrels.

Natural Gas and Oil-Equivalent Proved Reserves (continued)
	Natural Gas
		Canada/						Oil-Equivalent
	United	South				Australia/		Total
	States	Amer. (1)	Europe	Africa	Asia	Oceania	Total	All Products (2)
	(billions of cubic feet)							(millions of oil-
								equivalent barrels)
Proved developed reserves, as of
December 31, 2012
Consolidated subsidiaries	14,471	670	2,526	814	5,150	1,012	24,643	9,330
Equity companies	126	-	7,057	-	18,431	-	25,614	5,984

Proved undeveloped reserves, as of
December 31, 2012
Consolidated subsidiaries	11,744	255	723	115	695	6,556	20,088	8,839
Equity companies	29	-	2,478	-	1,239	-	3,746	1,011

Total proved reserves at December 31, 2012	26,370	925	12,784	929	25,515	7,568	74,091	25,164

Proved developed reserves, as of
December 31, 2013
Consolidated subsidiaries	14,655	664	2,189	779	5,241	969	24,497	11,029
Equity companies	197	-	6,852	-	17,288	-	24,337	5,643

Proved undeveloped reserves, as of
December 31, 2013
Consolidated subsidiaries	11,365	571	621	88	493	6,546	19,684	7,615
Equity companies	84	-	2,032	-	1,226	-	3,342	929

Total proved reserves at December 31, 2013	26,301	1,235	11,694	867	24,248	7,515	71,860	25,216

Proved developed reserves, as of
December 31, 2014
Consolidated subsidiaries	14,169	615	1,870	764	5,031	2,179	24,628	11,199
Equity companies	194	-	6,484	-	16,305	-	22,983	5,314

Proved undeveloped reserves, as of
December 31, 2014
Consolidated subsidiaries	11,818	611	513	47	429	5,097	18,515	7,814
Equity companies	78	-	1,934	-	1,200	-	3,212	942

Total proved reserves at December 31, 2014	26,259	1,226	10,801	811	22,965	7,276	69,338	25,269

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

(1)   Includes discounted future net cash flows attributable to Imperial Oil Limited of $24,690 million in 2012, in which there is a 30.4 percent noncontrolling interest.

		Canada/
Standardized Measure of Discounted	United	South				Australia/
Future Cash Flows (continued)	States	America (1)	Europe	Africa	Asia	Oceania	Total
	(millions of dollars)
Consolidated Subsidiaries
As of December 31, 2013
Future cash inflows from sales of oil and gas	276,051	293,377	58,235	146,407	245,482	87,808	1,107,360
Future production costs	113,571	106,884	18,053	30,960	57,328	22,507	349,303
Future development costs	40,702	43,102	15,215	14,300	10,666	10,191	134,176
Future income tax expenses	50,144	31,901	17,186	53,766	117,989	16,953	287,939
Future net cash flows	71,634	111,490	7,781	47,381	59,499	38,157	335,942
Effect of discounting net cash flows at 10%	42,336	78,700	1,278	18,406	34,878	21,266	196,864
Discounted future net cash flows	29,298	32,790	6,503	28,975	24,621	16,891	139,078

Equity Companies
As of December 31, 2013
Future cash inflows from sales of oil and gas	34,957	-	82,539	-	324,666	-	442,162
Future production costs	8,231	-	60,518	-	107,656	-	176,405
Future development costs	3,675	-	2,994	-	8,756	-	15,425
Future income tax expenses	-	-	7,237	-	70,887	-	78,124
Future net cash flows	23,051	-	11,790	-	137,367	-	172,208
Effect of discounting net cash flows at 10%	12,994	-	5,549	-	72,798	-	91,341
Discounted future net cash flows	10,057	-	6,241	-	64,569	-	80,867

Total consolidated and equity interests in
standardized measure of discounted
future net cash flows	39,355	32,790	12,744	28,975	89,190	16,891	219,945

Consolidated Subsidiaries
As of December 31, 2014
Future cash inflows from sales of oil and gas	283,767	354,223	42,882	125,125	224,885	78,365	1,109,247
Future production costs	116,929	140,368	14,358	27,917	57,562	20,467	377,601
Future development costs	42,276	48,525	13,000	14,603	12,591	8,956	139,951
Future income tax expenses	49,807	36,787	10,651	44,977	102,581	15,050	259,853
Future net cash flows	74,755	128,543	4,873	37,628	52,151	33,892	331,842
Effect of discounting net cash flows at 10%	44,101	87,799	(52)	13,831	30,173	17,326	193,178
Discounted future net cash flows	30,654	40,744	4,925	23,797	21,978	16,566	138,664

Equity Companies
As of December 31, 2014
Future cash inflows from sales of oil and gas	31,924	-	71,031	-	286,124	-	389,079
Future production costs	8,895	-	50,826	-	99,193	-	158,914
Future development costs	3,386	-	2,761	-	11,260	-	17,407
Future income tax expenses	-	-	6,374	-	59,409	-	65,783
Future net cash flows	19,643	-	11,070	-	116,262	-	146,975
Effect of discounting net cash flows at 10%	10,970	-	5,534	-	61,550	-	78,054
Discounted future net cash flows	8,673	-	5,536	-	54,712	-	68,921

Total consolidated and equity interests in
standardized measure of discounted
future net cash flows	39,327	40,744	10,461	23,797	76,690	16,566	207,585

(1)   Includes discounted future net cash flows attributable to Imperial Oil Limited of $25,160 million in 2013 and $30,189 million in 2014, in which there is a 30.4 percent noncontrolling interest.

Change in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

Consolidated and Equity Interests		2012
			Total
		Share of	Consolidated
	Consolidated	Equity Method	and Equity
	Subsidiaries	Investees	Interests
	(millions of dollars)

Discounted future net cash flows as of December 31, 2011	152,244	86,560	238,804

Value of reserves added during the year due to extensions, discoveries,
improved recovery and net purchases less related costs	7,952	531	8,483
Changes in value of previous-year reserves due to:
Sales and transfers of oil and gas produced during the year, net of
production (lifting) costs	(51,752)	(23,022)	(74,774)
Development costs incurred during the year	24,596	1,186	25,782
Net change in prices, lifting and development costs	(31,382)	5,656	(25,726)
Revisions of previous reserves estimates	3,876	7,018	10,894
Accretion of discount	19,676	8,846	28,522
Net change in income taxes	12,339	463	12,802
Total change in the standardized measure during the year	(14,695)	678	(14,017)

Discounted future net cash flows as of December 31, 2012	137,549	87,238	224,787

Consolidated and Equity Interests		2013
			Total
		Share of	Consolidated
	Consolidated	Equity Method	and Equity
	Subsidiaries	Investees	Interests
	(millions of dollars)

Discounted future net cash flows as of December 31, 2012	137,549	87,238	224,787

Value of reserves added during the year due to extensions, discoveries,
improved recovery and net purchases less related costs	11,928	48	11,976
Changes in value of previous-year reserves due to:
Sales and transfers of oil and gas produced during the year, net of
production (lifting) costs	(48,742)	(23,757)	(72,499)
Development costs incurred during the year	24,821	1,389	26,210
Net change in prices, lifting and development costs	(32,423)	(5,296)	(37,719)
Revisions of previous reserves estimates	24,353	4,960	29,313
Accretion of discount	20,596	9,830	30,426
Net change in income taxes	996	6,455	7,451
Total change in the standardized measure during the year	1,529	(6,371)	(4,842)

Discounted future net cash flows as of December 31, 2013	139,078	80,867	219,945

Change in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

Consolidated and Equity Interests (continued)		2014
			Total
		Share of	Consolidated
	Consolidated	Equity Method	and Equity
	Subsidiaries	Investees	Interests
	(millions of dollars)

Discounted future net cash flows as of December 31, 2013	139,078	80,867	219,945

Value of reserves added during the year due to extensions, discoveries,
improved recovery and net purchases less related costs	3,497	94	3,591
Changes in value of previous-year reserves due to:
Sales and transfers of oil and gas produced during the year, net of
production (lifting) costs	(44,446)	(18,366)	(62,812)
Development costs incurred during the year	24,189	1,453	25,642
Net change in prices, lifting and development costs	(50,672)	(13,165)	(63,837)
Revisions of previous reserves estimates	35,072	3,298	38,370
Accretion of discount	20,098	8,987	29,085
Net change in income taxes	11,848	5,753	17,601
Total change in the standardized measure during the year	(414)	(11,946)	(12,360)

Discounted future net cash flows as of December 31, 2014	138,664	68,921	207,585

OPERATING SUMMARY (unaudited)

	2014	2013	2012	2011	2010
Production of crude oil, natural gas liquids, bitumen and synthetic oil
Net production	(thousands of barrels daily)
United States	454	431	418	423	408
Canada/South America	301	280	251	252	263
Europe	184	190	207	270	335
Africa	489	469	487	508	628
Asia	624	784	772	808	730
Australia/Oceania	59	48	50	51	58
Worldwide	2,111	2,202	2,185	2,312	2,422

Natural gas production available for sale
Net production	(millions of cubic feet daily)
United States	3,404	3,545	3,822	3,917	2,596
Canada/South America	310	354	362	412	569
Europe	2,816	3,251	3,220	3,448	3,836
Africa	4	6	17	7	14
Asia	4,099	4,329	4,538	5,047	4,801
Australia/Oceania	512	351	363	331	332
Worldwide	11,145	11,836	12,322	13,162	12,148

	(thousands of oil-equivalent barrels daily)
Oil-equivalent production (1)	3,969	4,175	4,239	4,506	4,447

Refinery throughput	(thousands of barrels daily)
United States	1,809	1,819	1,816	1,784	1,753
Canada	394	426	435	430	444
Europe	1,454	1,400	1,504	1,528	1,538
Asia Pacific	628	779	998	1,180	1,249
Other Non-U.S.	191	161	261	292	269
Worldwide	4,476	4,585	5,014	5,214	5,253
Petroleum product sales (2)
United States	2,655	2,609	2,569	2,530	2,511
Canada	496	464	453	455	450
Europe	1,555	1,497	1,571	1,596	1,611
Asia Pacific and other Eastern Hemisphere	1,085	1,206	1,381	1,556	1,562
Latin America	84	111	200	276	280
Worldwide	5,875	5,887	6,174	6,413	6,414
Gasoline, naphthas	2,452	2,418	2,489	2,541	2,611
Heating oils, kerosene, diesel oils	1,912	1,838	1,947	2,019	1,951
Aviation fuels	423	462	473	492	476
Heavy fuels	390	431	515	588	603
Specialty petroleum products	698	738	750	773	773
Worldwide	5,875	5,887	6,174	6,413	6,414

Chemical prime product sales (3)	(thousands of metric tons)
United States	9,528	9,679	9,381	9,250	9,815
Non-U.S.	14,707	14,384	14,776	15,756	16,076
Worldwide	24,235	24,063	24,157	25,006	25,891

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

(3)   Prime product sales are total product sales excluding carbon black oil and sulfur. Prime product sales include ExxonMobil’s share of equity company volumes and finished-product transfers to the Downstream.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION

By:	/s/ REX W. TILLERSON
(Rex W. Tillerson, Chairman of the Board)

Dated February 25, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on February 25, 2015.

/s/ REX W. TILLERSON (Rex W. Tillerson)	Chairman of the Board (Principal Executive Officer)

/s/ MICHAEL J. BOSKIN (Michael J. Boskin)	Director

/s/ PETER BRABECK-LETMATHE (Peter Brabeck-Letmathe)	Director

/s/ URSULA M. BURNS (Ursula M. Burns)	Director

/s/ LARRY R. FAULKNER (Larry R. Faulkner)	Director

/s/ JAY S. FISHMAN (Jay S. Fishman)	Director
/s/ HENRIETTA H. FORE (Henrietta H. Fore)	Director

/s/ KENNETH C. FRAZIER (Kenneth C. Frazier)	Director

/s/ WILLIAM W. GEORGE (William W. George)	Director

/s/ SAMUEL J. PALMISANO (Samuel J. Palmisano)	Director

/s/ STEVEN S REINEMUND (Steven S Reinemund)	Director

/s/ WILLIAM C. WELDON (William C. Weldon)	Director

/s/ ANDREW P. SWIGER (Andrew P. Swiger)	Senior Vice President (Principal Financial Officer)

/s/ DAVID S. ROSENTHAL (David S. Rosenthal)	Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit	Description

3(i)

Restated Certificate of Incorporation, as restated November 30, 1999, and as further amended effective June 20, 2001 (incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

3(ii)	By-Laws, as revised to April 27, 2011 (incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K on April 29, 2011).

10(iii)(a.1)	2003 Incentive Program, as approved by shareholders May 28, 2003 (incorporated by reference to Exhibit 10(iii)(a.1) to the Registrant’s Annual Report on Form 10-K for 2012).*

10(iii)(a.2)	Extended Provisions for Restricted Stock Agreements (incorporated by reference to Exhibit 99.2 to the Registrant’s Report on Form 8-K of November 28, 2012).*

10(iii)(a.3)	Extended Provisions for Restricted Stock Unit Agreements – Settlement in Shares.*

10(iii)(a.4)	Standard Provisions for Restricted Stock Unit Agreements – Settlement in Cash (incorporated by reference to Exhibit 10(iii)(a.4) to the Registrant’s Annual Report on Form 10-K for 2013).*

10(iii)(b.1)	Short Term Incentive Program, as amended (incorporated by reference to Exhibit 10(iii)(b.1) to the Registrant’s Annual Report on Form 10-K for 2013).*

10(iii)(b.2)	Earnings Bonus Unit instrument.*

10(iii)(c.1)	ExxonMobil Supplemental Savings Plan.*

10(iii)(c.2)	ExxonMobil Supplemental Pension Plan.*

10(iii)(c.3)	ExxonMobil Additional Payments Plan (incorporated by reference to Exhibit 10(iii)(c.3) to the Registrant’s Annual Report on Form 10-K for 2013).*

10(iii)(d)	ExxonMobil Executive Life Insurance and Death Benefit Plan (incorporated by reference to Exhibit 10(iii)(d) to the Registrant’s Annual Report on Form 10-K for 2011).*

10(iii)(f.1)	2004 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10(iii)(f.1) to the Registrant’s Annual Report on Form 10-K for 2013).*

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

10(iii)(g.3)	1984 Mobil Compensation Management Retention Plan (incorporated by reference to Exhibit 10(iii)(g.3) to the Registrant’s Annual Report on Form 10-K for 2011).*

12	Computation of ratio of earnings to fixed charges.

14	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for 2013).

21	Subsidiaries of the registrant.

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.

31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.

31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.

INDEX TO EXHIBITS – (continued)

Exhibit	Description

32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.

32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.

32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.

101	Interactive data files.

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