Form 10-Q
period 2015-03-31
EXXON MOBIL CORP
filed 2015-05-06
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2015
Common stock, without par value	4,181,108,290

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)

	Three Months Ended
	March 31,
	2015	2014
Revenues and other income
Sales and other operating revenue (1)	64,758	101,312
Income from equity affiliates	2,261	4,108
Other income	599	905
Total revenues and other income	67,618	106,325
Costs and other deductions
Crude oil and product purchases	32,698	57,866
Production and manufacturing expenses	8,730	10,088
Selling, general and administrative expenses	2,713	3,132
Depreciation and depletion	4,300	4,192
Exploration expenses, including dry holes	311	317
Interest expense	88	66
Sales-based taxes (1)	5,530	7,416
Other taxes and duties	6,613	8,021
Total costs and other deductions	60,983	91,098
Income before income taxes	6,635	15,227
Income taxes	1,560	5,857
Net income including noncontrolling interests	5,075	9,370
Net income attributable to noncontrolling interests	135	270
Net income attributable to ExxonMobil	4,940	9,100

Earnings per common share (dollars)	1.17	2.10

Earnings per common share - assuming dilution (dollars)	1.17	2.10

Dividends per common share (dollars)	0.69	0.63

(1) Sales-based taxes included in sales and other operating revenue	5,530	7,416

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended
	March 31,
	2015	2014

Net income including noncontrolling interests	5,075	9,370
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	(5,353)	(786)
Adjustment for foreign exchange translation (gain)/loss included in net income	-	82
Postretirement benefits reserves adjustment (excluding amortization)	813	(84)
Amortization and settlement of postretirement benefits reserves adjustment
included in net periodic benefit costs	351	316
Unrealized change in fair value of stock investments	2	(54)
Realized (gain)/loss from stock investments included in net income	8	-
Total other comprehensive income	(4,179)	(526)
Comprehensive income including noncontrolling interests	896	8,844
Comprehensive income attributable to noncontrolling interests	(406)	59
Comprehensive income attributable to ExxonMobil	1,302	8,785

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)

	Mar. 31,	Dec. 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	5,184	4,616
Cash and cash equivalents – restricted	43	42
Notes and accounts receivable – net	25,031	28,009
Inventories
Crude oil, products and merchandise	11,792	12,384
Materials and supplies	4,310	4,294
Other current assets	4,298	3,565
Total current assets	50,658	52,910
Investments, advances and long-term receivables	34,471	35,239
Property, plant and equipment – net	249,497	252,668
Other assets, including intangibles – net	8,335	8,676
Total assets	342,961	349,493

Liabilities
Current liabilities
Notes and loans payable	13,277	17,468
Accounts payable and accrued liabilities	38,144	42,227
Income taxes payable	4,512	4,938
Total current liabilities	55,933	64,633
Long-term debt	19,494	11,653
Postretirement benefits reserves	24,632	25,802
Deferred income tax liabilities	38,935	39,230
Long-term obligations to equity companies	5,519	5,325
Other long-term obligations	21,002	21,786
Total liabilities	165,515	168,429

Commitments and contingencies (Note 3)

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	11,006	10,792
Earnings reinvested	410,414	408,384
Accumulated other comprehensive income	(22,595)	(18,957)
Common stock held in treasury
(3,838 million shares at March 31, 2015 and
3,818 million shares at December 31, 2014)	(227,598)	(225,820)
ExxonMobil share of equity	171,227	174,399
Noncontrolling interests	6,219	6,665
Total equity	177,446	181,064
Total liabilities and equity	342,961	349,493

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities
Net income including noncontrolling interests	5,075	9,370
Depreciation and depletion	4,300	4,192
Changes in operational working capital, excluding cash and debt	(509)	2,452
All other items – net	(868)	(911)
Net cash provided by operating activities	7,998	15,103

Cash flows from investing activities
Additions to property, plant and equipment	(6,844)	(7,328)
Proceeds associated with sales of subsidiaries, property, plant and
equipment, and sales and returns of investments	484	1,111
Additional investments and advances	(282)	(457)
Other investing activities – net	290	368
Net cash used in investing activities	(6,352)	(6,306)

Cash flows from financing activities
Additions to long-term debt	8,000	5,500
Reductions in long-term debt	(10)	-
Additions/(reductions) in short-term debt – net	(157)	(446)
Additions/(reductions) in debt with three months or less maturity	(3,956)	(6,222)
Cash dividends to ExxonMobil shareholders	(2,910)	(2,732)
Cash dividends to noncontrolling interests	(40)	(58)
Common stock acquired	(1,781)	(3,860)
Common stock sold	-	2
Net cash used in financing activities	(854)	(7,816)
Effects of exchange rate changes on cash	(224)	(24)
Increase/(decrease) in cash and cash equivalents	568	957
Cash and cash equivalents at beginning of period	4,616	4,644
Cash and cash equivalents at end of period	5,184	5,601

Supplemental Disclosures
Income taxes paid	1,226	4,145
Cash interest paid	170	87

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)

	ExxonMobil Share of Equity
			Accumulated
			Other	Common
			Compre-	Stock	ExxonMobil	Non-
	Common	Earnings	hensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity

Balance as of December 31, 2013	10,077	387,432	(10,725)	(212,781)	174,003	6,492	180,495
Amortization of stock-based awards	201	-	-	-	201	-	201
Tax benefits related to stock-based
awards	3	-	-	-	3	-	3
Other	(5)	-	-	-	(5)	-	(5)
Net income for the period	-	9,100	-	-	9,100	270	9,370
Dividends – common shares	-	(2,732)	-	-	(2,732)	(58)	(2,790)
Other comprehensive income	-	-	(315)	-	(315)	(211)	(526)
Acquisitions, at cost	-	-	-	(3,860)	(3,860)	-	(3,860)
Dispositions	-	-	-	3	3	-	3
Balance as of March 31, 2014	10,276	393,800	(11,040)	(216,638)	176,398	6,493	182,891

Balance as of December 31, 2014	10,792	408,384	(18,957)	(225,820)	174,399	6,665	181,064
Amortization of stock-based awards	213	-	-	-	213	-	213
Tax benefits related to stock-based
awards	3	-	-	-	3	-	3
Other	(2)	-	-	-	(2)	-	(2)
Net income for the period	-	4,940	-	-	4,940	135	5,075
Dividends – common shares	-	(2,910)	-	-	(2,910)	(40)	(2,950)
Other comprehensive income	-	-	(3,638)	-	(3,638)	(541)	(4,179)
Acquisitions, at cost	-	-	-	(1,781)	(1,781)	-	(1,781)
Dispositions	-	-	-	3	3	-	3
Balance as of March 31, 2015	11,006	410,414	(22,595)	(227,598)	171,227	6,219	177,446

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
		Held in				Held in
Common Stock Share Activity	Issued	Treasury	Outstanding		Issued	Treasury	Outstanding
	(millions of shares)				(millions of shares)

Balance as of December 31	8,019	(3,818)	4,201		8,019	(3,684)	4,335
Acquisitions	-	(20)	(20)		-	(41)	(41)
Dispositions	-	-	-		-	-	-
Balance as of March 31	8,019	(3,838)	4,181		8,019	(3,725)	4,294

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Financial Statement Preparation

These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Corporation's 2014 Annual Report on Form 10-K. In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. Prior data has been reclassified in certain cases to conform to the current presentation basis.

The Corporation's exploration and production activities are accounted for under the "successful efforts" method.

2.     Recently Issued Accounting Standard

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

Other Contingencies

The Corporation and certain of its consolidated subsidiaries were contingently liable at March 31, 2015, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	As of March 31, 2015
	Equity	Other
	Company	Third Party
	Obligations (1)	Obligations	Total
	(millions of dollars)
Guarantees
Debt-related	88	38	126
Other	3,141	3,733	6,874
Total	3,229	3,771	7,000

(1) ExxonMobil share

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation's outstanding unconditional purchase obligations at March 31, 2015, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

On September 6, 2007, affiliates of ExxonMobil filed a Request for Arbitration with the International Centre for Settlement of Investment Disputes (ICSID). The ICSID Tribunal issued a decision on June 10, 2010, finding that it had jurisdiction to proceed on the basis of the Netherlands-Venezuela Bilateral Investment Treaty. On October 9, 2014, the ICSID Tribunal issued its final award finding in favor of the ExxonMobil affiliates and awarding $1.6 billion as of the date of expropriation, June 27, 2007, and interest from that date at 3.25% compounded annually until the date of payment in full. The Tribunal also noted that one of the Cerro Negro Project agreements provides a mechanism to prevent double recovery between the ICSID award and all or part of an earlier award of $908 million to an ExxonMobil affiliate, Mobil Cerro Negro, Ltd., against PdVSA and a PdVSA affiliate, PdVSA CN, in an arbitration under the rules of the International Chamber of Commerce (ICC).

Judgment was entered on the ICSID award by the United States District Court for the Southern District of New York on October 10, 2014. The Republic of Venezuela filed a motion to vacate that judgment on procedural grounds on October 14, 2014, and later, a motion to modify the judgment by reducing the rate of interest to be paid on the ICSID award from the entry of the court’s judgment, until the date of payment. The court denied the Republic of Venezuela’s two motions on February 13, 2015, and March 4, 2015, respectively. The Republic of Venezuela filed a notice of appeal of the court’s actions on the two motions on March 9, 2015.

On October 23, 2014, the Republic of Venezuela filed with ICSID an application to revise the ICSID award such that it requires repayment of the value of the ICC award to PdVSA at the same time as payment is made to the ExxonMobil affiliates for the ICSID award and that provision be made for interest on the amount to be repaid. Thereafter, pursuant to ICSID arbitration rules, the ICSID award was stayed pending further action of the Tribunal. On October 27, 2014, ExxonMobil filed a response with ICSID that contests the application for revision of that award on both factual and jurisdictional grounds. On February 2, 2015, the Republic of Venezuela filed an application to annul the ICSID award. The application alleges that, in issuing the ICSID award, the Tribunal exceeded its powers, failed to state reasons on which the ICSID award was based, and departed from a fundamental rule of procedure. Upon registration of this application with ICSID on February 9, 2015, a further stay of the ICSID award was entered.

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

4.     Other Comprehensive Income Information

	Cumulative	Post-
	Foreign	retirement	Unrealized
	Exchange	Benefits	Change in
ExxonMobil Share of Accumulated Other	Translation	Reserves	Stock
Comprehensive Income	Adjustment	Adjustment	Investments	Total
	(millions of dollars)

Balance as of December 31, 2013	(846)	(9,879)	-	(10,725)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(555)	(93)	(54)	(702)
Amounts reclassified from accumulated other
comprehensive income	82	305	-	387
Total change in accumulated other comprehensive income	(473)	212	(54)	(315)
Balance as of March 31, 2014	(1,319)	(9,667)	(54)	(11,040)

Balance as of December 31, 2014	(5,952)	(12,945)	(60)	(18,957)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(4,784)	796	2	(3,986)
Amounts reclassified from accumulated other
comprehensive income	-	340	8	348
Total change in accumulated other comprehensive income	(4,784)	1,136	10	(3,638)
Balance as of March 31, 2015	(10,736)	(11,809)	(50)	(22,595)

	Three Months Ended
Amounts Reclassified Out of Accumulated Other	March 31,
Comprehensive Income - Before-tax Income/(Expense)	2015	2014
	(millions of dollars)

Foreign exchange translation gain/(loss) included in net income
(Statement of Income line: Other income)	-	(82)
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs (1)	(511)	(451)
Realized change in fair value of stock investments included in net income
(Statement of Income line: Other income)	(12)	-

(1)   These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 6 – Pension and Other Postretirement Benefits for additional details.)

	Three Months Ended
Income Tax (Expense)/Credit For	March 31,
Components of Other Comprehensive Income	2015	2014
	(millions of dollars)

Foreign exchange translation adjustment	90	(32)
Postretirement benefits reserves adjustment (excluding amortization)	(377)	50
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	(160)	(135)
Unrealized change in fair value of stock investments	(1)	29
Realized change in fair value of stock investments
included in net income	(4)	-
Total	(452)	(88)

5.     Earnings Per Share

	Three Months Ended
	March 31,
	2015	2014

Earnings per common share

Net income attributable to ExxonMobil (millions of dollars)	4,940	9,100

Weighted average number of common shares outstanding (millions of shares)	4,211	4,328

Earnings per common share (dollars) (1)	1.17	2.10

(1)  The calculation of earnings per common share and earnings per common share – assuming dilution are the same in each period shown.

6.     Pension and Other Postretirement Benefits

	Three Months Ended
	March 31,
	2015	2014
	(millions of dollars)
Components of net benefit cost
Pension Benefits - U.S.
Service cost	195	177
Interest cost	196	202
Expected return on plan assets	(207)	(200)
Amortization of actuarial loss/(gain) and prior service cost	138	104
Net pension enhancement and curtailment/settlement cost	117	112
Net benefit cost	439	395

Pension Benefits - Non-U.S.
Service cost	176	150
Interest cost	218	285
Expected return on plan assets	(278)	(298)
Amortization of actuarial loss/(gain) and prior service cost	211	192
Net benefit cost	327	329

Other Postretirement Benefits
Service cost	37	37
Interest cost	90	92
Expected return on plan assets	(7)	(9)
Amortization of actuarial loss/(gain) and prior service cost	45	43
Net benefit cost	165	163

7.     Financial Instruments

The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. The estimated fair value of total long-term debt, excluding capitalized lease obligations, was $19,735  million at March 31, 2015, and $11,660  million at December 31, 2014, as compared to recorded book values of $19,155  million at March 31, 2015, and $11,278  million at December 31, 2014. The increase in the estimated fair value and book value of long-term debt reflects the Corporation’s issuance of $8.0 billion of long-term debt in the first quarter of 2015. The $8.0 billion of long-term debt is comprised of $500 million of floating-rate notes due in 2018, $500 million of floating-rate notes due in 2022, $1,600 million of 1.305% notes due in 2018, $1,500 million of 1.912% notes due in 2020, $1,150 million of 2.397% notes due in 2022, $1,750 million of 2.709% notes due in 2025, and $1,000 million of 3.567% notes due in 2045.

The fair value of long-term debt by hierarchy level at March 31, 2015, is: Level 1 $19,226 million; Level 2 $446 million; and Level 3 $63 million. Level 1 represents quoted prices in active markets. Level 2 includes debt whose fair value is based upon a publicly available index. Level 3 involves using internal data augmented by relevant market indicators if available.

8.     Disclosures about Segments and Related Information

	Three Months Ended
	March 31,
	2015	2014
Earnings After Income Tax	(millions of dollars)
Upstream
United States	(52)	1,244
Non-U.S.	2,907	6,539
Downstream
United States	567	623
Non-U.S.	1,100	190
Chemical
United States	605	679
Non-U.S.	377	368
All other	(564)	(543)
Corporate total	4,940	9,100

Sales and Other Operating Revenue (1)
Upstream
United States	2,125	3,874
Non-U.S.	4,122	5,827
Downstream
United States	18,389	30,412
Non-U.S.	33,162	51,288
Chemical
United States	2,792	3,876
Non-U.S.	4,166	6,032
All other	2	3
Corporate total	64,758	101,312

(1) Includes sales-based taxes

Intersegment Revenue
Upstream
United States	1,180	2,063
Non-U.S.	4,857	10,781
Downstream
United States	3,076	4,909
Non-U.S.	5,273	12,842
Chemical
United States	1,773	2,634
Non-U.S.	1,321	2,267
All other	68	67

EXXON MOBIL CORPORATION

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	First Three Months
Earnings (U.S. GAAP)	2015	2014
	(millions of dollars)
Upstream
United States	(52)	1,244
Non-U.S.	2,907	6,539
Downstream
United States	567	623
Non-U.S.	1,100	190
Chemical
United States	605	679
Non-U.S.	377	368
Corporate and financing	(564)	(543)
Net Income attributable to ExxonMobil	4,940	9,100

Earnings per common share (dollars)	1.17	2.10
Earnings per common share - assuming dilution (dollars)	1.17	2.10

References in this discussion to corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the consolidated income statement. Unless otherwise indicated, references to earnings, Upstream, Downstream, Chemical and Corporate and Financing segment earnings, and earnings per share are ExxonMobil's share after excluding amounts attributable to noncontrolling interests.

REVIEW OF FIRST QUARTER 2015 RESULTS

ExxonMobil’s first quarter 2015 earnings of $4.9 billion, or $1.17 per diluted share, demonstrate the value of the Company’s integrated businesses in a lower commodity price environment. Regardless of current market conditions, the Company remains focused on business fundamentals and competitive advantages that create long‑term shareholder value.

	First Three Months
	2015	2014
	(millions of dollars)
Upstream earnings
United States	(52)	1,244
Non-U.S.	2,907	6,539
Total	2,855	7,783

Upstream earnings were $2,855 million in the first three months of 2015, down $4,928 million from the first quarter of 2014. Lower liquids and gas realizations decreased earnings by $5.5 billion. Higher volumes and mix effects increased earnings by $340 million, reflecting growth from new developments. All other items, including favorable tax effects, increased earnings by $250 million.

On an oil‑equivalent basis, production increased 2.3 percent from the first quarter of 2014. Liquids production totaled 2.3 million barrels per day, up 129,000 barrels per day, while natural gas production was 11.8 billion cubic feet per day, down 188 million cubic feet per day from 2014. Project ramp‑up and entitlement effects were partly offset by field decline and maintenance activities.

The U.S. Upstream operations recorded a loss of $52 million, down $1,296 million from the first quarter of 2014. Non-U.S. Upstream earnings were $2,907 million, down $3,632 million from the prior year.

First Quarter
Upstream additional information	(thousands of barrels daily)
Volumes reconciliation (Oil-equivalent production) (1)
2014	4,151
Entitlements - Net Interest	(35)
Entitlements - Price / Spend / Other	176
Quotas	-
Divestments	(38)
Growth / Other	(6)
2015	4,248

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

	First Three Months
	2015	2014
	(millions of dollars)
Downstream earnings
United States	567	623
Non-U.S.	1,100	190
Total	1,667	813

Downstream earnings were $1,667 million for the first three months of 2015, up $854 million from the first quarter of 2014. Stronger margins increased earnings by $1 billion. Volume and mix effects increased earnings by $70 million. All other items, primarily higher maintenance expense, decreased earnings by $260 million. Petroleum product sales of 5.8 million barrels per day were flat with the prior year’s first quarter.

Earnings from the U.S. Downstream were $567 million, down $56 million from the first quarter of 2014. Non-U.S. Downstream earnings of $1,100 million were $910 million higher than last year.

	First Three Months
	2015	2014
	(millions of dollars)
Chemical earnings
United States	605	679
Non-U.S.	377	368
Total	982	1,047

Chemical earnings of $982 million for the first three months of 2015 were $65 million lower than the first quarter of 2014. Improved margins increased earnings by $240 million. Favorable volume mix effects increased earnings by $30 million. All other items, primarily unfavorable foreign exchange effects, decreased earnings by $340 million. First quarter prime product sales of 6.1 million metric tons were 59,000 metric tons lower than last year's first quarter.

	First Three Months
	2015	2014
	(millions of dollars)

Corporate and financing earnings	(564)	(543)

Corporate and financing expenses were $564 million for the first three months of 2015, essentially flat with the first quarter of 2014.

LIQUIDITY AND CAPITAL RESOURCES

	First Three Months
	2015	2014
	(millions of dollars)
Net cash provided by/(used in)
Operating activities	7,998	15,103
Investing activities	(6,352)	(6,306)
Financing activities	(854)	(7,816)
Effect of exchange rate changes	(224)	(24)
Increase/(decrease) in cash and cash equivalents	568	957

Cash and cash equivalents (at end of period)	5,184	5,601
Cash and cash equivalents – restricted (at end of period)	43	204
Total cash and cash equivalents (at end of period)	5,227	5,805

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	7,998	15,103
Proceeds associated with sales of subsidiaries, property, plant & equipment,
and sales and returns of investments	484	1,111
Cash flow from operations and asset sales	8,482	16,214

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

Cash provided by operating activities totaled $8.0 billion for the first three months of 2015, $7.1 billion lower than 2014. The major source of funds was net income including noncontrolling interests of $5.1 billion, a decrease of $4.3 billion from the prior year period. The adjustment for the noncash provision of $4.3 billion for depreciation and depletion increased by $0.1 billion. Changes in operational working capital decreased cash flows by $0.5 billion in 2015, primarily due to lower payables. Changes in operational working capital added $2.5 billion to cash flow in 2014, primarily due to higher payables. All other items net decreased cash by $0.9 billion in both periods. For additional details, see the Condensed Consolidated Statement of Cash Flows on page 6.

Investing activities for the first three months of 2015 used net cash of $6.4 billion, an increase of nearly $0.1 billion compared to the prior year. Spending for additions to property, plant and equipment of $6.8 billion was $0.5 billion lower than 2014. Proceeds from asset sales of $0.5 billion decreased $0.6 billion. Additional investment and advances decreased $0.2 billion to $0.3 billion. Other investing activities – net decreased $0.1 billion to $0.3 billion.

Cash flow from operations and asset sales in the first quarter of 2015 was $8.5 billion, including asset sales of $0.5 billion, and decreased $7.7 billion from the comparable 2014 period primarily due to lower earnings and working capital changes.

During the first quarter of 2015, the Corporation issued $8.0 billion of long-term debt and used part of the proceeds to reduce short-term debt. Net cash used in financing activities of $0.9 billion in the first three months of 2015 was $7.0 billion lower than 2014 reflecting the 2015 debt issuance and a lower level of purchases of shares of ExxonMobil stock in 2015.

During the first quarter of 2015, Exxon Mobil Corporation purchased 20 million shares of its common stock for the treasury at a gross cost of $1.8 billion. These purchases included $1 billion to reduce the number of shares outstanding with the balance used to acquire shares in conjunction with the company’s benefit plans and programs. Shares outstanding decreased from 4,201 million at year-end to 4,181 million at the end of the first quarter 2015. Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed to shareholders a total of $3.9 billion in the first quarter of 2015 through dividends and share purchases to reduce shares outstanding.

Total cash and cash equivalents of $5.2 billion at the end of the first quarter of 2015 compared to $5.8 billion at the end of the first quarter of 2014.

Total debt of $32.8 billion compared to $29.1 billion at year-end 2014. The Corporation's debt to total capital ratio was 15.6 percent at the end of the first quarter of 2015 compared to 13.9 percent at year-end 2014.

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

Litigation and other contingencies are discussed in Note 3 to the unaudited condensed consolidated financial statements.

TAXES

	First Three Months
	2015	2014
	(millions of dollars)

Income taxes	1,560	5,857
Effective income tax rate	33%	45%
Sales-based taxes	5,530	7,416
All other taxes and duties	7,274	8,857
Total	14,364	22,130

Income, sales-based and all other taxes and duties totaled $14.4 billion for the first quarter of 2015, a decrease of $7.8 billion from 2014. Income tax expense decreased by $4.3 billion to $1.6 billion reflecting lower pre-tax income and a lower effective tax rate. The effective income tax rate was 33 percent compared to 45 percent in the prior year period due primarily to a lower share of earnings in higher tax jurisdictions. Sales-based taxes and all other taxes and duties decreased by $3.5 billion to $12.8 billion as a result of lower sales realizations.

CAPITAL AND EXPLORATION EXPENDITURES

	First Three Months
	2015	2014
	(millions of dollars)

Upstream (including exploration expenses)	6,417	7,264
Downstream	621	540
Chemical	654	630
Other	12	2
Total	7,704	8,436

Capital and exploration expenditures in the first quarter of 2015 were $7.7 billion, down 9 percent from the first quarter of 2014, in line with plan. The Corporation anticipates an average investment profile of about $34 billion per year for the next few years. Actual spending could vary depending on the progress of individual projects and property acquisitions.

In 2014, the European Union and United States imposed sanctions relating to the Russian energy sector. ExxonMobil continues to comply with all sanctions and regulatory licenses applicable to its affiliates’ investments in the Russian Federation.

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

FORWARD-LOOKING STATEMENTS

Statements relating to future plans, projections, events or conditions are forward-looking statements. Actual results, including project plans, costs, timing, and capacities; capital and exploration expenditures; resource recoveries; and share purchase levels, could differ materially due to factors including: changes in oil or gas prices or other market or economic conditions affecting the oil and gas industry, including the scope and duration of economic recessions; the outcome of exploration and development efforts; changes in law or government regulation, including tax and environmental requirements; the outcome of commercial negotiations; changes in technical or operating conditions; and other factors discussed under the heading "Factors Affecting Future Results" in the “Investors” section of our website and in Item 1A of ExxonMobil's 2014 Form 10-K. We assume no duty to update these statements as of any future date.

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2015, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2014.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of March 31, 2015. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Regarding the criminal charges filed against XTO Energy Inc. (XTO) by the Pennsylvania Attorney General’s Office pertaining to XTO’s Marquardt Well Site in Penn Township, Pennsylvania, reported most recently in the Corporation’s 2013 Form 10-K, in pre-trial proceedings on April 14, 2015, the Pennsylvania Court of Common Pleas issued an order denying XTO’s motion to dismiss the case.

With respect to the enforcement action filed by the United States, on behalf of the United States Environmental Protection Agency (USEPA), and the State of Arkansas, on behalf of the Arkansas Department of Environmental Quality, against ExxonMobil Pipeline Company (EMPCo) related to the discharge of crude oil from the Pegasus Pipeline in Mayflower, Faulkner County, Arkansas, previously reported in the Corporation’s Forms 10-Q for the first, second, and third quarters of 2013, and the first and second quarters of 2014, and in its 2014 Form 10-K, EMPCo has reached an agreement with the United States and the State of Arkansas on a Consent Decree to resolve the matter. The Consent Decree, if approved by the court, would require EMPCo to pay a civil penalty to the United States of $3.19 million and to pay the State of Arkansas $1.88 million consisting of a $1 million civil penalty, $600,000 towards a supplemental environmental project, and $280,000 to reimburse expenses of the Arkansas Attorney General’s Office. In addition, the Consent Decree would require EMPCo to conduct enhanced training, stage additional spill response equipment, and enhance integrity treatment of the pipeline. The Consent Decree was lodged with the court on April 22, 2015. A 30-day public comment period began on April 28, 2015, when the Consent Decree was published in the Federal Register.

As reported most recently in the Corporation’s 2014 Form 10-K, in December 2014, XTO agreed to a settlement with the Department of Justice, USEPA and the West Virginia Department of Environmental Protections (WVDEP) concerning administrative orders alleging Clean Water Act violations issued by the USEPA with regard to eight XTO locations in West Virginia, five of which were voluntarily disclosed by XTO to the USEPA. Pursuant to the settlement, XTO will pay a civil penalty of $2.3 million and has entered into a Consent Decree with the Department of Justice, USEPA and WVDEP. The Consent Decree requires XTO to prepare and submit restoration plans for approval by USEPA and WVDEP and conduct approximately $3.0 million in restoration and mitigation activities at the impacted locations or at alternative locations approved by the USEPA and WVDEP. On April 24, 2015, the United States District Court for the Northern District of West Virginia approved the Consent Decree.

Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended March 31, 2015

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

January 2015	6,510,349	$90.44	6,510,349
February 2015	6,184,584	$90.56	6,184,584
March 2015	7,411,392	$85.24	7,411,392
Total	20,106,325	$88.56	20,106,325	(See Note 1)

Note 1 - On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding. The announcement did not specify an amount or expiration date. The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases. In its most recent earnings release dated April 30, 2015, the Corporation stated that second quarter 2015 share purchases to reduce shares outstanding are anticipated to equal $1 billion. Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

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

EXXON MOBIL CORPORATION
Date: May 6, 2015	By:	/s/ DAVID S. ROSENTHAL
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