Form 10-Q
period 2015-06-30
EXXON MOBIL CORP
filed 2015-08-05
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2015
Common stock, without par value	4,169,448,719

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues and other income
Sales and other operating revenue (1)	71,360	105,719	136,118	207,031
Income from equity affiliates	2,081	3,312	4,342	7,420
Other income	672	2,177	1,271	3,082
Total revenues and other income	74,113	111,208	141,731	217,533
Costs and other deductions
Crude oil and product purchases	37,312	62,210	70,010	120,076
Production and manufacturing expenses	9,235	10,478	17,965	20,566
Selling, general and administrative expenses	2,831	3,169	5,544	6,301
Depreciation and depletion	4,451	4,285	8,751	8,477
Exploration expenses, including dry holes	370	496	681	813
Interest expense	85	64	173	130
Sales-based taxes (1)	5,965	7,871	11,495	15,287
Other taxes and duties	6,910	8,484	13,523	16,505
Total costs and other deductions	67,159	97,057	128,142	188,155
Income before income taxes	6,954	14,151	13,589	29,378
Income taxes	2,692	5,034	4,252	10,891
Net income including noncontrolling interests	4,262	9,117	9,337	18,487
Net income attributable to noncontrolling interests	72	337	207	607
Net income attributable to ExxonMobil	4,190	8,780	9,130	17,880

Earnings per common share (dollars)	1.00	2.05	2.17	4.15

Earnings per common share - assuming dilution (dollars)	1.00	2.05	2.17	4.15

Dividends per common share (dollars)	0.73	0.69	1.42	1.32

(1) Sales-based taxes included in sales and other
operating revenue	5,965	7,871	11,495	15,287

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income including noncontrolling interests	4,262	9,117	9,337	18,487
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	997	1,628	(4,356)	842
Adjustment for foreign exchange translation (gain)/loss
included in net income	-	81	-	163
Postretirement benefits reserves adjustment
(excluding amortization)	(186)	(92)	627	(176)
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	357	313	708	629
Unrealized change in fair value of stock investments	17	18	19	(36)
Realized (gain)/loss from stock investments included in
net income	4	-	12	-
Total other comprehensive income	1,189	1,948	(2,990)	1,422
Comprehensive income including noncontrolling interests	5,451	11,065	6,347	19,909
Comprehensive income attributable to
noncontrolling interests	159	556	(247)	615
Comprehensive income attributable to ExxonMobil	5,292	10,509	6,594	19,294

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)

	June 30,	Dec. 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	4,343	4,616
Cash and cash equivalents – restricted	35	42
Notes and accounts receivable – net	25,957	28,009
Inventories
Crude oil, products and merchandise	12,299	12,384
Materials and supplies	4,364	4,294
Other current assets	4,649	3,565
Total current assets	51,647	52,910
Investments, advances and long-term receivables	34,162	35,239
Property, plant and equipment – net	253,653	252,668
Other assets, including intangibles – net	8,798	8,676
Total assets	348,260	349,493

Liabilities
Current liabilities
Notes and loans payable	14,409	17,468
Accounts payable and accrued liabilities	39,914	42,227
Income taxes payable	4,049	4,938
Total current liabilities	58,372	64,633
Long-term debt	19,431	11,653
Postretirement benefits reserves	25,039	25,802
Deferred income tax liabilities	39,419	39,230
Long-term obligations to equity companies	5,487	5,325
Other long-term obligations	21,514	21,786
Total liabilities	169,262	168,429

Commitments and contingencies (Note 3)

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	11,224	10,792
Earnings reinvested	411,538	408,384
Accumulated other comprehensive income	(21,493)	(18,957)
Common stock held in treasury
(3,850 million shares at June 30, 2015 and
3,818 million shares at December 31, 2014)	(228,601)	(225,820)
ExxonMobil share of equity	172,668	174,399
Noncontrolling interests	6,330	6,665
Total equity	178,998	181,064
Total liabilities and equity	348,260	349,493

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities
Net income including noncontrolling interests	9,337	18,487
Depreciation and depletion	8,751	8,477
Changes in operational working capital, excluding cash and debt	(1,533)	3
All other items – net	235	(1,662)
Net cash provided by operating activities	16,790	25,305

Cash flows from investing activities
Additions to property, plant and equipment	(13,953)	(15,870)
Proceeds associated with sales of subsidiaries, property, plant and
equipment, and sales and returns of investments	1,113	3,667
Additional investments and advances	(363)	(678)
Other investing activities – net	360	2,398
Net cash used in investing activities	(12,843)	(10,483)

Cash flows from financing activities
Additions to long-term debt	8,000	5,500
Reductions in long-term debt	(13)	-
Additions/(reductions) in short-term debt – net	(414)	(489)
Additions/(reductions) in debt with three months or less maturity	(2,773)	(5,747)
Cash dividends to ExxonMobil shareholders	(5,976)	(5,698)
Cash dividends to noncontrolling interests	(88)	(131)
Tax benefits related to stock-based awards	-	7
Common stock acquired	(2,784)	(6,863)
Common stock sold	-	9
Net cash used in financing activities	(4,048)	(13,412)
Effects of exchange rate changes on cash	(172)	29
Increase/(decrease) in cash and cash equivalents	(273)	1,439
Cash and cash equivalents at beginning of period	4,616	4,644
Cash and cash equivalents at end of period	4,343	6,083

Supplemental Disclosures
Income taxes paid	4,072	10,366
Cash interest paid	263	174

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)

	ExxonMobil Share of Equity
			Accumulated
			Other	Common
			Compre-	Stock	ExxonMobil	Non-
	Common	Earnings	hensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity

Balance as of December 31, 2013	10,077	387,432	(10,725)	(212,781)	174,003	6,492	180,495
Amortization of stock-based awards	402	-	-	-	402	-	402
Tax benefits related to stock-based
awards	7	-	-	-	7	-	7
Other	1	-	-	-	1	-	1
Net income for the period	-	17,880	-	-	17,880	607	18,487
Dividends – common shares	-	(5,698)	-	-	(5,698)	(131)	(5,829)
Other comprehensive income	-	-	1,414	-	1,414	8	1,422
Acquisitions, at cost	-	-	-	(6,863)	(6,863)	-	(6,863)
Dispositions	-	-	-	9	9	-	9
Balance as of June 30, 2014	10,487	399,614	(9,311)	(219,635)	181,155	6,976	188,131

Balance as of December 31, 2014	10,792	408,384	(18,957)	(225,820)	174,399	6,665	181,064
Amortization of stock-based awards	429	-	-	-	429	-	429
Tax benefits related to stock-based
awards	6	-	-	-	6	-	6
Other	(3)	-	-	-	(3)	-	(3)
Net income for the period	-	9,130	-	-	9,130	207	9,337
Dividends – common shares	-	(5,976)	-	-	(5,976)	(88)	(6,064)
Other comprehensive income	-	-	(2,536)	-	(2,536)	(454)	(2,990)
Acquisitions, at cost	-	-	-	(2,784)	(2,784)	-	(2,784)
Dispositions	-	-	-	3	3	-	3
Balance as of June 30, 2015	11,224	411,538	(21,493)	(228,601)	172,668	6,330	178,998

	Six Months Ended June 30, 2015				Six Months Ended June 30, 2014
		Held in				Held in
Common Stock Share Activity	Issued	Treasury	Outstanding		Issued	Treasury	Outstanding
	(millions of shares)				(millions of shares)

Balance as of December 31	8,019	(3,818)	4,201		8,019	(3,684)	4,335
Acquisitions	-	(32)	(32)		-	(70)	(70)
Dispositions	-	-	-		-	-	-
Balance as of June 30	8,019	(3,850)	4,169		8,019	(3,754)	4,265

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

2.     Recently Issued Accounting Standard

In May 2014, the Financial Accounting Standards Board issued a new standard, Revenue from Contracts with Customers. The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements, and expands disclosure requirements. The standard is expected to be adopted beginning January 1, 2018. ExxonMobil is evaluating the standard and its effect on the Corporation’s financial statements.

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

Other Contingencies

The Corporation and certain of its consolidated subsidiaries were contingently liable at June 30, 2015, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	As of June 30, 2015
	Equity	Other
	Company	Third Party
	Obligations (1)	Obligations	Total
	(millions of dollars)
Guarantees
Debt-related	86	38	124
Other	3,015	4,151	7,166
Total	3,101	4,189	7,290

(1) ExxonMobil share

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation's outstanding unconditional purchase obligations at June 30, 2015, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

On June 12, 2015, the Tribunal rejected in its entirety Venezuela’s October 23, 2014, application to revise the ICSID award. The Tribunal also lifted the associated stay of enforcement that had been entered upon the filing of the application to revise.

Still pending is Venezuela’s February 2, 2015, application to ICSID seeking annulment of the ICSID award. That application alleges that, in issuing the ICSID award, the Tribunal exceeded its powers, failed to state reasons on which the ICSID award was based, and departed from a fundamental rule of procedure. A separate stay of the ICSID award was entered following the filing of the annulment application. On July 7, 2015, the ICSID Committee considering the annulment application heard arguments from the parties on whether to lift the stay of the award associated with that application. On July 28, 2015, the Committee issued an order that would lift the stay of enforcement unless, within 30 days, Venezuela delivers a commitment to pay the award if the application to annul is denied. In that event, the ICSID Committee would require, as a condition to the lifting of the stay, that the ExxonMobil affiliates give a commitment within 15 days that any attempt to enforce the ICSID award will take full account of the requirement in the award to avoid double recovery of amounts received under the ICC award.

The United States District Court for the Southern District of New York entered judgment on the ICSID award on October 10, 2014. Motions filed by Venezuela to vacate that judgment on procedural grounds and to modify the judgment by reducing the rate of interest to be paid on the ICSID award from the entry of the court’s judgment, until the date of payment, were denied on February 13, 2015, and March 4, 2015, respectively. On March 9, 2015, Venezuela filed a notice of appeal of the court’s actions on the two motions.

The District Court’s judgment on the ICSID award is currently stayed until such time as ICSID’s stay of the award entered following Venezuela’s filing of its application to annul has been lifted. The net impact of these matters on the Corporation’s consolidated financial results cannot be reasonably estimated. Regardless, the Corporation does not expect the resolution to have a material effect upon the Corporation’s operations or financial condition.

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

4.     Other Comprehensive Income Information

	Cumulative	Post-
	Foreign	retirement	Unrealized
	Exchange	Benefits	Change in
ExxonMobil Share of Accumulated Other	Translation	Reserves	Stock
Comprehensive Income	Adjustment	Adjustment	Investments	Total
	(millions of dollars)

Balance as of December 31, 2013	(846)	(9,879)	-	(10,725)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	849	(168)	(36)	645
Amounts reclassified from accumulated other
comprehensive income	163	606	-	769
Total change in accumulated other comprehensive income	1,012	438	(36)	1,414
Balance as of June 30, 2014	166	(9,441)	(36)	(9,311)

Balance as of December 31, 2014	(5,952)	(12,945)	(60)	(18,957)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(3,873)	620	19	(3,234)
Amounts reclassified from accumulated other
comprehensive income	-	686	12	698
Total change in accumulated other comprehensive income	(3,873)	1,306	31	(2,536)
Balance as of June 30, 2015	(9,825)	(11,639)	(29)	(21,493)

	Three Months Ended		Six Months Ended
Amounts Reclassified Out of Accumulated Other	June 30,		June 30,
Comprehensive Income - Before-tax Income/(Expense)	2015	2014	2015	2014
	(millions of dollars)

Foreign exchange translation gain/(loss) included in net income
(Statement of Income line: Other income)	-	(81)	-	(163)
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs (1)	(507)	(434)	(1,018)	(885)
Realized change in fair value of stock investments included in
net income (Statement of Income line: Other income)	(6)	-	(18)	-

(1)   These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 6 – Pension and Other Postretirement Benefits for additional details.)

	Three Months Ended		Six Months Ended
Income Tax (Expense)/Credit For	June 30,		June 30,
Components of Other Comprehensive Income	2015	2014	2015	2014
	(millions of dollars)

Foreign exchange translation adjustment	(25)	61	65	29
Postretirement benefits reserves adjustment
(excluding amortization)	75	27	(302)	77
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	(150)	(121)	(310)	(256)
Unrealized change in fair value of stock investments	(10)	(10)	(11)	19
Realized change in fair value of stock investments
included in net income	(2)	-	(6)	-
Total	(112)	(43)	(564)	(131)

5.     Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Earnings per common share
Net income attributable to ExxonMobil (millions of dollars)	4,190	8,780	9,130	17,880

Weighted average number of common shares
outstanding (millions of shares)	4,200	4,297	4,205	4,312

Earnings per common share (dollars) (1)	1.00	2.05	2.17	4.15

(1)  The calculation of earnings per common share and earnings per common share – assuming dilution are the same in each period shown.

6.     Pension and Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

	(millions of dollars)
Components of net benefit cost
Pension Benefits - U.S.
Service cost	199	182	394	359
Interest cost	197	201	393	403
Expected return on plan assets	(207)	(200)	(414)	(400)
Amortization of actuarial loss/(gain) and prior
service cost	136	104	274	208
Net pension enhancement and
curtailment/settlement cost	117	113	234	225
Net benefit cost	442	400	881	795

Pension Benefits - Non-U.S.
Service cost	172	154	348	304
Interest cost	212	289	430	574
Expected return on plan assets	(273)	(301)	(551)	(599)
Amortization of actuarial loss/(gain) and prior
service cost	208	189	419	381
Net benefit cost	319	331	646	660

Other Postretirement Benefits
Service cost	48	38	85	75
Interest cost	83	112	173	204
Expected return on plan assets	(7)	(11)	(14)	(20)
Amortization of actuarial loss/(gain) and prior
service cost	46	28	91	71
Net benefit cost	170	167	335	330

7.     Financial Instruments

The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. The estimated fair value of total long-term debt, excluding capitalized lease obligations, was $19,001 million at June 30, 2015, and $11,660 million at December 31, 2014, as compared to recorded book values of $18,857 million at June 30, 2015, and $11,278 million at December 31, 2014. The increase in the estimated fair value and book value of long-term debt reflects the Corporation’s issuance of $8.0 billion of long-term debt in the first quarter of 2015. The $8.0 billion of long-term debt is comprised of $500 million of floating-rate notes due in 2018, $500 million of floating-rate notes due in 2022, $1,600 million of 1.305% notes due in 2018, $1,500 million of 1.912% notes due in 2020, $1,150 million of 2.397% notes due in 2022, $1,750 million of 2.709% notes due in 2025, and $1,000 million of 3.567% notes due in 2045.

The fair value of long-term debt by hierarchy level at June 30, 2015, is: Level 1 $18,577 million; Level 2 $362 million; and Level 3 $62 million. Level 1 represents quoted prices in active markets. Level 2 includes debt whose fair value is based upon a publicly available index. Level 3 involves using internal data augmented by relevant market indicators if available.

8.     Disclosures about Segments and Related Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Earnings After Income Tax	(millions of dollars)
Upstream
United States	(47)	1,193	(99)	2,437
Non-U.S.	2,078	6,688	4,985	13,227
Downstream
United States	412	536	979	1,159
Non-U.S.	1,094	175	2,194	365
Chemical
United States	735	528	1,340	1,207
Non-U.S.	511	313	888	681
All other	(593)	(653)	(1,157)	(1,196)
Corporate total	4,190	8,780	9,130	17,880

Sales and Other Operating Revenue (1)
Upstream
United States	2,231	3,886	4,356	7,760
Non-U.S.	4,386	6,413	8,508	12,240
Downstream
United States	20,794	32,431	39,183	62,843
Non-U.S.	36,496	53,176	69,658	104,464
Chemical
United States	2,788	3,750	5,580	7,626
Non-U.S.	4,663	6,052	8,829	12,084
All other	2	11	4	14
Corporate total	71,360	105,719	136,118	207,031

(1) Includes sales-based taxes

Intersegment Revenue
Upstream
United States	1,224	2,204	2,404	4,267
Non-U.S.	6,086	10,080	10,943	20,861
Downstream
United States	3,549	4,147	6,625	9,056
Non-U.S.	6,527	12,557	11,800	25,399
Chemical
United States	2,134	2,553	3,907	5,187
Non-U.S.	1,362	2,457	2,683	4,724
All other	70	71	138	138

EXXON MOBIL CORPORATION

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Second Quarter		First Six Months
Earnings (U.S. GAAP)	2015	2014	2015	2014
	(millions of dollars)
Upstream
United States	(47)	1,193	(99)	2,437
Non-U.S.	2,078	6,688	4,985	13,227
Downstream
United States	412	536	979	1,159
Non-U.S.	1,094	175	2,194	365
Chemical
United States	735	528	1,340	1,207
Non-U.S.	511	313	888	681
Corporate and financing	(593)	(653)	(1,157)	(1,196)
Net Income attributable to ExxonMobil (U.S. GAAP)	4,190	8,780	9,130	17,880

Earnings per common share (dollars)	1.00	2.05	2.17	4.15

Earnings per common share - assuming dilution (dollars)	1.00	2.05	2.17	4.15

References in this discussion to corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the consolidated income statement. Unless otherwise indicated, references to earnings, Upstream, Downstream, Chemical and Corporate and Financing segment earnings, and earnings per share are ExxonMobil's share after excluding amounts attributable to noncontrolling interests.

REVIEW OF SECOND QUARTER 2015 RESULTS

ExxonMobil’s second quarter 2015 earnings were $4.2 billion, or $1 per diluted share, compared with $8.8 billion a year earlier. Higher Downstream and Chemical earnings were more than offset by the impact of weaker Upstream realizations and lower asset management gains.

ExxonMobil is delivering on its investment and operating commitments across the integrated portfolio. Quarterly results reflect the disparate impacts of the current commodity price environment, but also demonstrate the strength of our sound operations, superior project execution capabilities, as well as continued discipline in capital and expense management.

ExxonMobil produced 4 million oil‑equivalent barrels per day, an increase of 139,000 barrels per day, or 3.6 percent. Liquids volumes of 2.3 million barrels per day increased 11.9 percent, benefiting from new developments in Angola, Canada, Indonesia and the United States.

Earnings in the first six months of 2015 were $9.1 billion, down $8.8 billion or 49 percent from 2014.

Earnings per share, assuming dilution, decreased 48 percent to $2.17.

Capital and exploration expenditures were $16 billion, down 12 percent from 2014.

Oil equivalent production increased 3 percent from 2014, with liquids up 8.9 percent and natural gas down 3.6 percent.

The corporation distributed $8 billion to shareholders in the first half of 2015 through $6 billion in dividends and $2 billion in share purchases to reduce shares outstanding.

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(millions of dollars)
Upstream earnings
United States	(47)	1,193	(99)	2,437
Non-U.S.	2,078	6,688	4,985	13,227
Total	2,031	7,881	4,886	15,664

Upstream earnings were $2,031 million in the second quarter of 2015, down $5,850 million from the second quarter of 2014. Lower liquids and gas realizations decreased earnings by $4.5 billion, while volume effects increased earnings by $330 million driven by new developments. All other items decreased earnings by $1.7 billion, including the one‑time $260 million deferred income tax impact related to the tax rate increase in Alberta, Canada, and the absence of prior year asset management gains.

On an oil‑equivalent basis, production increased 3.6 percent from the second quarter of 2014. Liquids production totaled 2.3 million barrels per day, up 243,000 barrels per day, with project ramp‑up and entitlement effects partly offset by field decline. Natural gas production was 10.1 billion cubic feet per day, down 622 million cubic feet per day from 2014 due to regulatory restrictions in the Netherlands. Project volumes and entitlement effects offset field decline.

The U.S. Upstream operations recorded a loss of $47 million, down $1,240 million from the second quarter of 2014. Non‑U.S. Upstream earnings were $2,078 million, down $4,610 million from the prior year.

Upstream earnings for the first six months of 2015 were $4,886 million, down $10,778 million from 2014. Lower realizations decreased earnings by $10 billion. Favorable volume and mix effects increased earnings by $570 million. All other items, primarily the absence of prior year asset management gains, decreased earnings by $1.4 billion.

On an oil‑equivalent basis, production of 4.1 million barrels per day was up 3 percent compared to the same period in 2014. Liquids production of 2.3 million barrels per day increased 186,000 barrels per day, with project ramp‑up and entitlement effects partly offset by field decline. Natural gas production of 11 billion cubic feet per day decreased 407 million cubic feet per day from 2014 due to regulatory restrictions in the Netherlands. Project ramp‑up and entitlement effects exceeded field decline.

The U.S. Upstream operations recorded a loss of $99 million, down $2,536 million from 2014. Non‑U.S. earnings were $4,985 million, down $8,242 million from the prior year.

	Second Quarter	First Six Months
Upstream additional information	(thousands of barrels daily)
Volumes reconciliation (Oil-equivalent production)(1)
2014	3,840	3,995
Entitlements - Net interest	(10)	(23)
Entitlements - Price / Spend / Other	171	176
Quotas	-	-
Divestments	(29)	(33)
Growth / Other	7	(2)
2015	3,979	4,113

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

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(millions of dollars)
Downstream earnings
United States	412	536	979	1,159
Non-U.S.	1,094	175	2,194	365
Total	1,506	711	3,173	1,524

Downstream earnings were $1,506 million, up $795 million from the second quarter of 2014. Stronger margins increased earnings by $1.1 billion. Volume and mix effects decreased earnings by $80 million. All other items, including higher maintenance expenses, decreased earnings by $230 million. Petroleum product sales of 5.7 million barrels per day were 104,000 barrels per day lower than the prior year's second quarter.

Earnings from the U.S. Downstream were $412 million, down $124 million from the second quarter of 2014. Non‑U.S. Downstream earnings of $1,094 million were $919 million higher than last year.

Downstream earnings of $3,173 million for the first six months of 2015 increased $1,649 million from 2014. Stronger margins increased earnings by $2.1 billion. Volume and mix effects were essentially flat period-to-period. All other items, including higher planned maintenance expenses, decreased earnings by $480 million. Petroleum product sales of 5.8 million barrels per day were 54,000 barrels per day lower than 2014.

U.S. Downstream earnings were $979 million, a decrease of $180 million from 2014. Non‑U.S. Downstream earnings were $2,194 million, up $1,829 million from the prior year.

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(millions of dollars)
Chemical earnings
United States	735	528	1,340	1,207
Non-U.S.	511	313	888	681
Total	1,246	841	2,228	1,888

Chemical earnings of $1,246 million were $405 million higher than the second quarter of 2014. Margins increased earnings by $340 million, benefiting from lower feedstock costs. Volume mix effects increased earnings by $20 million. All other items, primarily asset management gains in the U.S., partly offset by unfavorable foreign exchange effects, increased earnings by a net $50 million. Second quarter prime product sales of 6.1 million metric tons were 61,000 metric tons lower than the prior year's second quarter.

Chemical earnings of $2,228 million for the first six months of 2015 increased $340 million from 2014. Higher margins increased earnings by $590 million. Favorable volume mix effects increased earnings by $70 million. All other items, including unfavorable foreign exchange effects partly offset by asset management gains in the U.S., decreased earnings by $320 million. Prime product sales of 12.1 million metric tons were down 120,000 metric tons from 2014.

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(millions of dollars)

Corporate and financing earnings	(593)	(653)	(1,157)	(1,196)

Corporate and financing expenses were $593 million for the second quarter of 2015, down $60 million from the second quarter of 2014.

Corporate and financing expenses were $1,157 million in the first six months of 2015, essentially flat with 2014.

LIQUIDITY AND CAPITAL RESOURCES

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			16,790	25,305
Investing activities			(12,843)	(10,483)
Financing activities			(4,048)	(13,412)
Effect of exchange rate changes			(172)	29
Increase/(decrease) in cash and cash equivalents			(273)	1,439

Cash and cash equivalents (at end of period)			4,343	6,083
Cash and cash equivalents – restricted (at end of period)			35	198
Total cash and cash equivalents (at end of period)			4,378	6,281

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	8,792	10,202	16,790	25,305
Proceeds associated with sales of subsidiaries, property,
plant & equipment, and sales and returns of investments	629	2,556	1,113	3,667
Cash flow from operations and asset sales	9,421	12,758	17,903	28,972

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

Cash flow from operations and asset sales in the second quarter of 2015 was $9.4 billion, including asset sales of $0.6 billion, a decrease of $3.3 billion from the comparable 2014 period due to lower earnings and lower proceeds from asset sales.

Cash provided by operating activities totaled $16.8 billion for the first six months of 2015, $8.5 billion lower than 2014. The major source of funds was net income including noncontrolling interests of $9.3 billion, a decrease of $9.2 billion from the prior year period. The adjustment for the noncash provision of $8.8 billion for depreciation and depletion increased by $0.3 billion. Changes in operational working capital decreased cash flows by $1.5 billion in 2015. All other items net increased cash by $0.2 billion in 2015 and decreased cash by $1.7 billion in 2014. For additional details, see the Condensed Consolidated Statement of Cash Flows on page 6.

Investing activities for the first six months of 2015 used net cash of $12.8 billion, an increase of $2.4 billion compared to the prior year. Spending for additions to property, plant and equipment of $14 billion was $1.9 billion lower than 2014. Proceeds from asset sales of $1.1 billion decreased $2.6 billion. Additional investment and advances decreased $0.3 billion to $0.4 billion. Other investing activities – net decreased $2 billion to $0.4 billion.

Cash flow from operations and asset sales in the first six months of 2015 was $17.9 billion, including asset sales of $1.1 billion, and decreased $11.1 billion from the comparable 2014 period primarily due to lower earnings and lower proceeds from asset sales.

During the first quarter of 2015, the Corporation issued $8.0 billion of long-term debt and used part of the proceeds to reduce short-term debt. Net cash used in financing activities of $4.0 billion in the first six months of 2015 was $9.4 billion lower than 2014 reflecting the 2015 debt issuance and a lower level of purchases of shares of ExxonMobil stock in 2015.

During the second quarter of 2015, Exxon Mobil Corporation purchased 12 million shares of its common stock for the treasury at a gross cost of $1.0 billion. These purchases were to reduce the number of shares outstanding. Shares outstanding decreased from 4,181 million at the end of first quarter to 4,169 million at the end of the second quarter 2015. Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed to shareholders a total of $4.1 billion in the second quarter of 2015 through dividends and share purchases to reduce shares outstanding.

Total cash and cash equivalents of $4.4 billion at the end of the second quarter of 2015 compared to $6.3 billion at the end of the second quarter of 2014.

Total debt of $33.8 billion compared to $29.1 billion at year-end 2014. The Corporation's debt to total capital ratio was 15.9 percent at the end of the second quarter of 2015 compared to 13.9 percent at year-end 2014.

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

Litigation and other contingencies are discussed in Note 3 to the unaudited condensed consolidated financial statements.

TAXES

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(millions of dollars)

Income taxes	2,692	5,034	4,252	10,891
Effective income tax rate	45%	41%	39%	43%
Sales-based taxes	5,965	7,871	11,495	15,287
All other taxes and duties	7,595	9,306	14,869	18,163
Total	16,252	22,211	30,616	44,341

Income, sales-based and all other taxes and duties totaled $16.3 billion for the second quarter of 2015, a decrease of $6.0 billion from 2014. Income tax expense decreased by $2.3 billion to $2.7 billion reflecting lower pre-tax income. The effective income tax rate was 45 percent compared to 41 percent in the prior year period due primarily to unfavorable tax rate change impacts. Sales-based taxes and all other taxes and duties decreased by $3.6 billion to $13.6 billion as a result of lower sales realizations.

Income, sales-based and all other taxes and duties totaled $30.6 billion for the first six months of 2015, a decrease of $13.7 billion from 2014. Income tax expense decreased by $6.6 billion to $4.3 billion as a result of lower earnings and a lower effective tax rate. The effective income tax rate was 39 percent compared to 43 percent in the prior year due primarily to a lower share of earnings in higher tax jurisdictions. Sales-based and all other taxes decreased by $7.1 billion to $26.4 billion as a result of lower sales realizations.

CAPITAL AND EXPLORATION EXPENDITURES

	Second Quarter		First Six Months
	2015	2014	2015	2014
	(millions of dollars)

Upstream (including exploration expenses)	6,746	8,394	13,163	15,658
Downstream	627	682	1,248	1,222
Chemical	828	714	1,482	1,344
Other	60	10	72	12
Total	8,261	9,800	15,965	18,236

Capital and exploration expenditures in the second quarter of 2015 were $8.3 billion, down 16 percent from the second quarter of 2014, in line with plan.

Capital and exploration expenditures in the first six months of 2015 were $16.0 billion, down 12 percent from the first six months of 2014 due primarily to lower major project spending. The Corporation anticipates an average investment profile of about $34 billion per year for the next few years. Actual spending could vary depending on the progress of individual projects and property acquisitions.

In 2014, the European Union and United States imposed sanctions relating to the Russian energy sector. ExxonMobil continues to comply with all sanctions and regulatory licenses applicable to its affiliates’ investments in the Russian Federation.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board issued a new standard, Revenue from Contracts with Customers. The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The standard is expected to be adopted beginning January 1, 2018. ExxonMobil is evaluating the standard and its effect on the Corporation’s financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the six months ended June 30, 2015, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2014.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of June 30, 2015. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

ExxonMobil Oil Corporation (EMOC) and the United States Environmental Protection Agency (USEPA) have reached agreement with respect to the revised Notice of Intent to file a Civil Administrative Complaint (NOI) issued by the USEPA concerning alleged violations of release reporting requirements under the Emergency Planning and Community Right-to-Know Act and the Comprehensive Environmental Response, Compensation, and Liability Act at EMOC’s Joliet Refinery previously reported in the Corporation’s Form 10-Q for the second quarter of 2013. Pursuant to the settlement, EMOC paid a penalty of $425,000 on July 15, 2015.

As reported in the Corporation’s 2014 Form 10-K, on January 23, 2015, the U.S. Department of Transportation Pipeline & Hazardous Materials Safety Administration (PHMSA) issued a $1.05 million penalty assessment against ExxonMobil Pipeline Company (EMPCo) for alleged violations of the federal Pipeline Safety Regulations in connection with the July 1, 2011, discharge of crude oil into the Yellowstone River from EMPCo’s Silvertip Pipeline near Laurel, Montana. On June 12, 2015, PHMSA denied EMPCo’s petition for reconsideration of PHMSA’s order. EMPCo has paid the $1.05 million penalty.

Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended June 30, 2015

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

April 2015	3,870,453	$86.43	3,870,453
May 2015	3,671,769	$86.95	3,671,769
June 2015	4,132,107	$84.65	4,132,107
Total	11,674,329	$85.96	11,674,329	(See Note 1)

Note 1 - On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding. The announcement did not specify an amount or expiration date. The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases. In its most recent earnings release dated July 31, 2015, the Corporation stated that third quarter 2015 share purchases to reduce shares outstanding are anticipated to equal $500 million. Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

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

EXXON MOBIL CORPORATION
Date: August 5, 2015	By:	/s/ DAVID S. ROSENTHAL
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