Form 10-Q
period 2015-09-30
EXXON MOBIL CORP
filed 2015-11-04
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2015
Common stock, without par value	4,162,938,512

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues and other income
Sales and other operating revenue (1)	65,679	103,206	201,797	310,237
Income from equity affiliates	1,783	3,211	6,125	10,631
Other income	(118)	713	1,153	3,795
Total revenues and other income	67,344	107,130	209,075	324,663
Costs and other deductions
Crude oil and product purchases	32,276	60,068	102,286	180,144
Production and manufacturing expenses	8,614	9,951	26,579	30,517
Selling, general and administrative expenses	2,967	3,169	8,511	9,470
Depreciation and depletion	4,542	4,362	13,293	12,839
Exploration expenses, including dry holes	324	319	1,005	1,132
Interest expense	78	88	251	218
Sales-based taxes (1)	5,813	7,519	17,308	22,806
Other taxes and duties	6,981	8,244	20,504	24,749
Total costs and other deductions	61,595	93,720	189,737	281,875
Income before income taxes	5,749	13,410	19,338	42,788
Income taxes	1,365	5,064	5,617	15,955
Net income including noncontrolling interests	4,384	8,346	13,721	26,833
Net income attributable to noncontrolling interests	144	276	351	883
Net income attributable to ExxonMobil	4,240	8,070	13,370	25,950

Earnings per common share (dollars)	1.01	1.89	3.18	6.04

Earnings per common share - assuming dilution (dollars)	1.01	1.89	3.18	6.04

Dividends per common share (dollars)	0.73	0.69	2.15	2.01

(1) Sales-based taxes included in sales and other
operating revenue	5,813	7,519	17,308	22,806

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income including noncontrolling interests	4,384	8,346	13,721	26,833
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	(4,023)	(3,828)	(8,379)	(2,986)
Adjustment for foreign exchange translation (gain)/loss
included in net income	-	-	-	163
Postretirement benefits reserves adjustment
(excluding amortization)	484	372	1,111	196
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	367	289	1,075	918
Unrealized change in fair value of stock investments	7	(21)	26	(57)
Realized (gain)/loss from stock investments included in
net income	3	-	15	-
Total other comprehensive income	(3,162)	(3,188)	(6,152)	(1,766)
Comprehensive income including noncontrolling interests	1,222	5,158	7,569	25,067
Comprehensive income attributable to
noncontrolling interests	(175)	(27)	(422)	588
Comprehensive income attributable to ExxonMobil	1,397	5,185	7,991	24,479

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)

	Sept. 30,	Dec. 31,
	2015	2014
Assets
Current assets
Cash and cash equivalents	4,296	4,616
Cash and cash equivalents – restricted	-	42
Notes and accounts receivable – net	22,157	28,009
Inventories
Crude oil, products and merchandise	12,249	12,384
Materials and supplies	4,335	4,294
Other current assets	4,197	3,565
Total current assets	47,234	52,910
Investments, advances and long-term receivables	34,315	35,239
Property, plant and equipment – net	250,583	252,668
Other assets, including intangibles – net	8,530	8,676
Total assets	340,662	349,493

Liabilities
Current liabilities
Notes and loans payable	14,473	17,468
Accounts payable and accrued liabilities	36,681	42,227
Income taxes payable	3,674	4,938
Total current liabilities	54,828	64,633
Long-term debt	19,839	11,653
Postretirement benefits reserves	24,422	25,802
Deferred income tax liabilities	38,210	39,230
Long-term obligations to equity companies	5,524	5,325
Other long-term obligations	21,000	21,786
Total liabilities	163,823	168,429

Commitments and contingencies (Note 3)

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	11,443	10,792
Earnings reinvested	412,718	408,384
Accumulated other comprehensive income	(24,336)	(18,957)
Common stock held in treasury
(3,856 million shares at September 30, 2015 and
3,818 million shares at December 31, 2014)	(229,102)	(225,820)
ExxonMobil share of equity	170,723	174,399
Noncontrolling interests	6,116	6,665
Total equity	176,839	181,064
Total liabilities and equity	340,662	349,493

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities
Net income including noncontrolling interests	13,721	26,833
Depreciation and depletion	13,293	12,839
Changes in operational working capital, excluding cash and debt	(1,037)	(460)
All other items – net	(13)	(1,511)
Net cash provided by operating activities	25,964	37,701

Cash flows from investing activities
Additions to property, plant and equipment	(20,354)	(24,068)
Proceeds associated with sales of subsidiaries, property, plant and
equipment, and sales and returns of investments	1,604	3,794
Additional investments and advances	(412)	(1,269)
Other investing activities – net	662	3,415
Net cash used in investing activities	(18,500)	(18,128)

Cash flows from financing activities
Additions to long-term debt	8,028	5,503
Reductions in long-term debt	(18)	-
Additions/(reductions) in short-term debt – net	(475)	(514)
Additions/(reductions) in debt with three months or less maturity	(2,537)	(5,413)
Cash dividends to ExxonMobil shareholders	(9,036)	(8,644)
Cash dividends to noncontrolling interests	(127)	(172)
Tax benefits related to stock-based awards	-	10
Common stock acquired	(3,285)	(9,865)
Common stock sold	-	10
Net cash used in financing activities	(7,450)	(19,085)
Effects of exchange rate changes on cash	(334)	(170)
Increase/(decrease) in cash and cash equivalents	(320)	318
Cash and cash equivalents at beginning of period	4,616	4,644
Cash and cash equivalents at end of period	4,296	4,962

Supplemental Disclosures
Income taxes paid	5,594	14,338
Cash interest paid	459	295

2015 Non-Cash Transactions

An asset exchange resulted in value received of approximately $500 million including $100 million in cash. The non-cash portion was not included in the “Proceeds associated with sales of subsidiaries, property, plant and equipment, and sales and returns of investments” or the “All other items-net” lines on the Statement of Cash Flows.

Capital leases of approximately $800 million were not included in “Additions to long-term debt” or “Additions to property, plant and equipment” lines on the Statement of Cash Flows.

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)

	ExxonMobil Share of Equity
			Accumulated
			Other	Common
			Compre-	Stock	ExxonMobil	Non-
	Common	Earnings	hensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity

Balance as of December 31, 2013	10,077	387,432	(10,725)	(212,781)	174,003	6,492	180,495
Amortization of stock-based awards	588	-	-	-	588	-	588
Tax benefits related to stock-based
awards	10	-	-	-	10	-	10
Other	6	-	-	-	6	-	6
Net income for the period	-	25,950	-	-	25,950	883	26,833
Dividends – common shares	-	(8,644)	-	-	(8,644)	(172)	(8,816)
Other comprehensive income	-	-	(1,471)	-	(1,471)	(295)	(1,766)
Acquisitions, at cost	-	-	-	(9,865)	(9,865)	-	(9,865)
Dispositions	-	-	-	10	10	-	10
Balance as of September 30, 2014	10,681	404,738	(12,196)	(222,636)	180,587	6,908	187,495

Balance as of December 31, 2014	10,792	408,384	(18,957)	(225,820)	174,399	6,665	181,064
Amortization of stock-based awards	647	-	-	-	647	-	647
Tax benefits related to stock-based
awards	9	-	-	-	9	-	9
Other	(5)	-	-	-	(5)	-	(5)
Net income for the period	-	13,370	-	-	13,370	351	13,721
Dividends – common shares	-	(9,036)	-	-	(9,036)	(127)	(9,163)
Other comprehensive income	-	-	(5,379)	-	(5,379)	(773)	(6,152)
Acquisitions, at cost	-	-	-	(3,285)	(3,285)	-	(3,285)
Dispositions	-	-	-	3	3	-	3
Balance as of September 30, 2015	11,443	412,718	(24,336)	(229,102)	170,723	6,116	176,839

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014
		Held in				Held in
Common Stock Share Activity	Issued	Treasury	Outstanding		Issued	Treasury	Outstanding
	(millions of shares)				(millions of shares)

Balance as of December 31	8,019	(3,818)	4,201		8,019	(3,684)	4,335
Acquisitions	-	(38)	(38)		-	(100)	(100)
Dispositions	-	-	-		-	-	-
Balance as of September 30	8,019	(3,856)	4,163		8,019	(3,784)	4,235

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

2.     Recently Issued Accounting Standard

In May 2014, the Financial Accounting Standards Board issued a new standard, Revenue from Contracts with Customers. The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements, and expands disclosure requirements. The standard is required to be adopted beginning January 1, 2018. ExxonMobil is evaluating the standard and its effect on the Corporation’s financial statements.

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

Other Contingencies

The Corporation and certain of its consolidated subsidiaries were contingently liable at September 30, 2015, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	As of September 30, 2015
	Equity	Other
	Company	Third Party
	Obligations (1)	Obligations	Total
	(millions of dollars)
Guarantees
Debt-related	85	37	122
Other	2,665	4,546	7,211
Total	2,750	4,583	7,333

(1) ExxonMobil share

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation's outstanding unconditional purchase obligations at September 30, 2015, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

On September 6, 2007, affiliates of ExxonMobil filed a Request for Arbitration with the International Centre for Settlement of Investment Disputes (ICSID). The ICSID Tribunal issued a decision on June 10, 2010, finding that it had jurisdiction to proceed on the basis of the Netherlands-Venezuela Bilateral Investment Treaty. On October 9, 2014, the ICSID Tribunal issued its final award finding in favor of the ExxonMobil affiliates and awarding $1.6 billion as of the date of expropriation, June 27, 2007, and interest from that date at 3.25% compounded annually until the date of payment in full. The Tribunal also noted that one of the Cerro Negro Project agreements provides a mechanism to prevent double recovery between the ICSID award and all or part of an earlier award of $908 million to an ExxonMobil affiliate, Mobil Cerro Negro, Ltd., against PdVSA and a PdVSA affiliate, PdVSA CN, in an arbitration under the rules of the International Chamber of Commerce.

On June 12, 2015, the Tribunal rejected in its entirety Venezuela’s October 23, 2014, application to revise the ICSID award. The Tribunal also lifted the associated stay of enforcement that had been entered upon the filing of the application to revise.

Still pending is Venezuela’s February 2, 2015, application to ICSID seeking annulment of the ICSID award. That application alleges that, in issuing the ICSID award, the Tribunal exceeded its powers, failed to state reasons on which the ICSID award was based, and departed from a fundamental rule of procedure. A separate stay of the ICSID award was entered following the filing of the annulment application. On July 7, 2015, the ICSID Committee considering the annulment application heard arguments from the parties on whether to lift the stay of the award associated with that application. On July 28, 2015, the Committee issued an order that would lift the stay of enforcement unless, within 30 days, Venezuela delivered a commitment to pay the award if the application to annul is denied. On September 17, 2015, the Committee ruled that Venezuela had complied with the requirement to submit a written commitment to pay the award and so left the stay of enforcement in place. A hearing on Venezuela’s application for annulment is scheduled for January 25-27, 2016.

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

An affiliate of ExxonMobil is one of the Contractors under a Production Sharing Contract (PSC) with the Nigerian National Petroleum Corporation (NNPC) covering the Erha block located in the offshore waters of Nigeria. ExxonMobil's affiliate is the operator of the block and owns a 56.25 percent interest under the PSC. The Contractors are in dispute with NNPC regarding NNPC's lifting of crude oil in excess of its entitlement under the terms of the PSC. In accordance with the terms of the PSC, the Contractors initiated arbitration in Abuja, Nigeria, under the Nigerian Arbitration and Conciliation Act. On October 24, 2011, a three-member arbitral Tribunal issued an award upholding the Contractors' position in all material respects and awarding damages to the Contractors jointly in an amount of approximately $1.8 billion plus $234 million in accrued interest. The Contractors petitioned a Nigerian federal court for enforcement of the award, and NNPC petitioned the same court to have the award set aside. On May 22, 2012, the court set aside the award. The Contractors appealed that judgment to the Court of Appeal, Abuja Judicial Division. In June 2013, the Contractors filed a lawsuit against NNPC in the Nigerian federal high court in order to preserve their ability to seek enforcement of the PSC in the courts if necessary. In October 2014, the Contractors filed suit in the United States District Court for the Southern District of New York to enforce, if necessary, the arbitration award against NNPC assets residing within that jurisdiction. NNPC has moved to dismiss the lawsuit. Proceedings in the Southern District of New York are currently stayed. At this time, the net impact of this matter on the Corporation's consolidated financial results cannot be reasonably estimated. However, regardless of the outcome of enforcement proceedings, the Corporation does not expect the proceedings to have a material effect upon the Corporation's operations or financial condition.

4.     Other Comprehensive Income Information

	Cumulative	Post-
	Foreign	retirement	Unrealized
	Exchange	Benefits	Change in
ExxonMobil Share of Accumulated Other	Translation	Reserves	Stock
Comprehensive Income	Adjustment	Adjustment	Investments	Total
	(millions of dollars)

Balance as of December 31, 2013	(846)	(9,879)	-	(10,725)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(2,637)	176	(57)	(2,518)
Amounts reclassified from accumulated other
comprehensive income	163	884	-	1,047
Total change in accumulated other comprehensive income	(2,474)	1,060	(57)	(1,471)
Balance as of September 30, 2014	(3,320)	(8,819)	(57)	(12,196)

Balance as of December 31, 2014	(5,952)	(12,945)	(60)	(18,957)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(7,497)	1,036	26	(6,435)
Amounts reclassified from accumulated other
comprehensive income	-	1,041	15	1,056
Total change in accumulated other comprehensive income	(7,497)	2,077	41	(5,379)
Balance as of September 30, 2015	(13,449)	(10,868)	(19)	(24,336)

	Three Months Ended		Nine Months Ended
Amounts Reclassified Out of Accumulated Other	September 30,		September 30,
Comprehensive Income - Before-tax Income/(Expense)	2015	2014	2015	2014
	(millions of dollars)

Foreign exchange translation gain/(loss) included in net income
(Statement of Income line: Other income)	-	-	-	(163)
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs (1)	(534)	(430)	(1,552)	(1,315)
Realized change in fair value of stock investments included in
net income (Statement of Income line: Other income)	(5)	-	(23)	-

(1)   These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 6 – Pension and Other Postretirement Benefits for additional details.)

	Three Months Ended		Nine Months Ended
Income Tax (Expense)/Credit For	September 30,		September 30,
Components of Other Comprehensive Income	2015	2014	2015	2014
	(millions of dollars)

Foreign exchange translation adjustment	82	70	147	99
Postretirement benefits reserves adjustment
(excluding amortization)	(225)	(138)	(527)	(61)
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	(167)	(141)	(477)	(397)
Unrealized change in fair value of stock investments	(3)	11	(14)	30
Realized change in fair value of stock investments
included in net income	(2)	-	(8)	-
Total	(315)	(198)	(879)	(329)

5.     Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Earnings per common share
Net income attributable to ExxonMobil (millions of dollars)	4,240	8,070	13,370	25,950

Weighted average number of common shares
outstanding (millions of shares)	4,190	4,267	4,201	4,297

Earnings per common share (dollars) (1)	1.01	1.89	3.18	6.04

(1)  The calculation of earnings per common share and earnings per common share – assuming dilution are the same in each period shown.

6.     Pension and Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

	(millions of dollars)
Components of net benefit cost
Pension Benefits - U.S.
Service cost	231	156	625	515
Interest cost	196	202	589	605
Expected return on plan assets	(208)	(200)	(622)	(600)
Amortization of actuarial loss/(gain) and prior
service cost	137	105	411	313
Net pension enhancement and
curtailment/settlement cost	117	113	351	338
Net benefit cost	473	376	1,354	1,171

Pension Benefits - Non-U.S.
Service cost	170	144	518	448
Interest cost	206	285	636	859
Expected return on plan assets	(268)	(300)	(819)	(899)
Amortization of actuarial loss/(gain) and prior
service cost	198	183	617	564
Net pension enhancement and
curtailment/settlement cost	24	-	24	-
Net benefit cost	330	312	976	972

Other Postretirement Benefits
Service cost	42	32	127	107
Interest cost	86	89	259	293
Expected return on plan assets	(7)	(9)	(21)	(29)
Amortization of actuarial loss/(gain) and prior
service cost	46	29	137	100
Net benefit cost	167	141	502	471

7.     Financial Instruments

The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. The estimated fair value of total long-term debt, excluding capitalized lease obligations, was $19,064 million at September 30, 2015, and $11,660 million at December 31, 2014, as compared to recorded book values of $18,790 million at September 30, 2015, and $11,278 million at December 31, 2014. The increase in the estimated fair value and book value of long-term debt reflects the Corporation’s issuance of $8.0 billion of long-term debt in the first quarter of 2015. The $8.0 billion of long-term debt is comprised of $500 million of floating-rate notes due in 2018, $500 million of floating-rate notes due in 2022, $1,600 million of 1.305% notes due in 2018, $1,500 million of 1.912% notes due in 2020, $1,150 million of 2.397% notes due in 2022, $1,750 million of 2.709% notes due in 2025, and $1,000 million of 3.567% notes due in 2045.

The fair value of long-term debt by hierarchy level at September 30, 2015, is: Level 1 $18,699 million; Level 2 $303 million; and Level 3 $62 million. Level 1 represents quoted prices in active markets. Level 2 includes debt whose fair value is based upon a publicly available index. Level 3 involves using internal data augmented by relevant market indicators if available.

8.     Disclosures about Segments and Related Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Earnings After Income Tax	(millions of dollars)
Upstream
United States	(442)	1,257	(541)	3,694
Non-U.S.	1,800	5,159	6,785	18,386
Downstream
United States	487	460	1,466	1,619
Non-U.S.	1,546	564	3,740	929
Chemical
United States	526	765	1,866	1,972
Non-U.S.	701	435	1,589	1,116
All other	(378)	(570)	(1,535)	(1,766)
Corporate total	4,240	8,070	13,370	25,950

Sales and Other Operating Revenue (1)
Upstream
United States	2,115	3,773	6,471	11,533
Non-U.S.	3,760	5,367	12,268	17,607
Downstream
United States	18,737	31,367	57,920	94,210
Non-U.S.	34,033	52,580	103,691	157,044
Chemical
United States	2,718	3,920	8,298	11,546
Non-U.S.	4,314	6,196	13,143	18,280
All other	2	3	6	17
Corporate total	65,679	103,206	201,797	310,237

(1) Includes sales-based taxes

Intersegment Revenue
Upstream
United States	982	1,866	3,386	6,133
Non-U.S.	5,266	10,466	16,209	31,327
Downstream
United States	3,075	4,390	9,700	13,446
Non-U.S.	5,424	11,086	17,224	36,485
Chemical
United States	1,858	2,775	5,765	7,962
Non-U.S.	1,380	2,328	4,063	7,052
All other	74	69	212	207

EXXON MOBIL CORPORATION

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Third Quarter		First Nine Months
Earnings (U.S. GAAP)	2015	2014	2015	2014
	(millions of dollars)
Upstream
United States	(442)	1,257	(541)	3,694
Non-U.S.	1,800	5,159	6,785	18,386
Downstream
United States	487	460	1,466	1,619
Non-U.S.	1,546	564	3,740	929
Chemical
United States	526	765	1,866	1,972
Non-U.S.	701	435	1,589	1,116
Corporate and financing	(378)	(570)	(1,535)	(1,766)
Net Income attributable to ExxonMobil (U.S. GAAP)	4,240	8,070	13,370	25,950

Earnings per common share (dollars)	1.01	1.89	3.18	6.04

Earnings per common share - assuming dilution (dollars)	1.01	1.89	3.18	6.04

References in this discussion to corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the consolidated income statement. Unless otherwise indicated, references to earnings, Upstream, Downstream, Chemical and Corporate and Financing segment earnings, and earnings per share are ExxonMobil's share after excluding amounts attributable to noncontrolling interests.

REVIEW OF THIRD QUARTER 2015 RESULTS

ExxonMobil’s third quarter 2015 earnings were $4.2 billion, or $1.01 per diluted share, compared with $8.1 billion a year earlier. Significantly lower Upstream realizations more than offset higher Downstream and Chemical earnings.

The Corporation maintains a relentless focus on business fundamentals, including cost management, regardless of commodity prices. Quarterly results reflect the continued strength of our Downstream and Chemical businesses and underscore the benefits of our integrated business model.

Upstream production volumes increased 2.3 percent, or 87,000 barrels per day, to 3.9 million oil‑equivalent barrels per day. Liquids volumes of 2.3 million barrels per day rose 13 percent driven by new developments in Canada, Indonesia, the United States, Angola and Nigeria.

Earnings in the first nine months of 2015 were $13.4 billion, down $12.6 billion, or 48 percent, from 2014.

Earnings per share, assuming dilution, decreased 47 percent to $3.18.

Capital and exploration expenditures were $23.6 billion, down 16 percent from 2014.

Oil‑equivalent production increased 2.7 percent from 2014, with liquids up 10 percent and natural gas down 5.7 percent.

The corporation distributed $11.5 billion to shareholders in the first nine months of 2015 through $9 billion in dividends and $2.5 billion in share purchases to reduce shares outstanding.

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(millions of dollars)
Upstream earnings
United States	(442)	1,257	(541)	3,694
Non-U.S.	1,800	5,159	6,785	18,386
Total	1,358	6,416	6,244	22,080

Upstream earnings were $1,358 million in the third quarter of 2015, down $5,058 million from the third quarter of 2014. Lower liquids and gas realizations decreased earnings by $5.1 billion, while volume and mix effects, driven by new developments, increased earnings by $110 million. All other items decreased earnings by $70 million.

On an oil‑equivalent basis, production increased 2.3 percent from the third quarter of 2014. Liquids production totaled 2.3 million barrels per day, up 266,000 barrels per day, with project ramp‑up and entitlement effects partly offset by field decline. Natural gas production was 9.5 billion cubic feet per day, down 1.1 billion cubic feet per day from 2014 due to regulatory restrictions in the Netherlands and field decline, partly offset by project volumes.

U.S. Upstream earnings declined $1,699 million from the third quarter of 2014 to a loss of $442 million in the third quarter of 2015. Non‑U.S. Upstream earnings were $1,800 million, down $3,359 million from the prior year.

Upstream earnings were $6,244 million for the first nine months of 2015, down $15,836 million from 2014. Lower realizations decreased earnings by $15.1 billion. Favorable volume and mix effects increased earnings by $680 million. All other items, primarily the absence of prior year asset management gains, decreased earnings by $1.5 billion.

On an oil‑equivalent basis, production of 4 million barrels per day was up 2.7 percent compared to the same period in 2014. Liquids production of 2.3 million barrels per day increased 213,000 barrels per day, with project ramp‑up and entitlement effects partly offset by field decline. Natural gas production of 10.5 billion cubic feet per day decreased 630 million cubic feet per day from 2014 as regulatory restrictions in the Netherlands and field decline were partly offset by project ramp‑up and entitlement effects.

U.S. Upstream earnings declined $4,235 million from 2014 to a loss of $541 million for the first nine months of 2015. Earnings outside the U.S. were $6,785 million, down $11,601 million from the prior year.

	Third Quarter	First Nine Months
Upstream additional information	(thousands of barrels daily)
Volumes reconciliation (Oil-equivalent production)(1)
2014	3,831	3,940
Entitlements - Net interest	(32)	(26)
Entitlements - Price / Spend / Other	132	159
Quotas	-	-
Divestments	(17)	(27)
Growth / Other	4	1
2015	3,918	4,047

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

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(millions of dollars)
Downstream earnings
United States	487	460	1,466	1,619
Non-U.S.	1,546	564	3,740	929
Total	2,033	1,024	5,206	2,548

Downstream earnings were $2,033 million, up $1,009 million from the third quarter of 2014. Stronger margins increased earnings by $1.4 billion. Lower refining volumes due to higher maintenance‑related activities decreased earnings by $280 million. All other items, including maintenance‑driven expenditures partly offset by favorable foreign exchange impacts, decreased earnings by $110 million. Petroleum product sales of 5.8 million barrels per day were 211,000 barrels per day lower than the prior year.

Earnings from the U.S. Downstream were $487 million, up $27 million from the third quarter of 2014. Non‑U.S. Downstream earnings of $1,546 million were $982 million higher than last year.

Downstream earnings of $5,206 million for the first nine months of 2015 increased $2,658 million from 2014. Stronger margins increased earnings by $3.5 billion. Volume and mix effects decreased earnings by $280 million. All other items, including higher maintenance expense, decreased earnings by $580 million. Petroleum product sales of 5.8 million barrels per day were 107,000 barrels per day lower than 2014.

U.S. Downstream earnings were $1,466 million, a decrease of $153 million from 2014. Non‑U.S. Downstream earnings were $3,740 million, up $2,811 million from the prior year.

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(millions of dollars)
Chemical earnings
United States	526	765	1,866	1,972
Non-U.S.	701	435	1,589	1,116
Total	1,227	1,200	3,455	3,088

Chemical earnings of $1,227 million were $27 million higher than the third quarter of 2014. Margins increased earnings by $210 million, benefiting from lower feedstock costs. Volume mix effects increased earnings by $30 million. All other items, primarily unfavorable foreign exchange effects, decreased earnings by $210 million. Third quarter prime product sales of 6.1 million metric tons were 167,000 metric tons lower than the prior year's third quarter.

Chemical earnings of $3,455 million for the first nine months of 2015 increased $367 million from 2014. Higher margins increased earnings by $790 million. Favorable volume mix effects increased earnings by $130 million. All other items, including unfavorable foreign exchange effects partly offset by asset management gains, decreased earnings by $560 million. Prime product sales of 18.2 million metric tons were down 287,000 metric tons from 2014.

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(millions of dollars)

Corporate and financing earnings	(378)	(570)	(1,535)	(1,766)

Corporate and financing expenses were $378 million for the third quarter of 2015, down $192 million from the third quarter of 2014 driven by favorable tax and financing items.

Corporate and financing expenses were $1,535 billion in the first nine months of 2015, down $231 million from 2014.

LIQUIDITY AND CAPITAL RESOURCES

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			25,964	37,701
Investing activities			(18,500)	(18,128)
Financing activities			(7,450)	(19,085)
Effect of exchange rate changes			(334)	(170)
Increase/(decrease) in cash and cash equivalents			(320)	318

Cash and cash equivalents (at end of period)			4,296	4,962
Cash and cash equivalents – restricted (at end of period)			-	52
Total cash and cash equivalents (at end of period)			4,296	5,014

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	9,174	12,396	25,964	37,701
Proceeds associated with sales of subsidiaries, property,
plant & equipment, and sales and returns of investments	491	127	1,604	3,794
Cash flow from operations and asset sales	9,665	12,523	27,568	41,495

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

Cash flow from operations and asset sales in the third quarter of 2015 was $9.7 billion, including asset sales of $0.5 billion, a decrease of $2.8 billion from the comparable 2014 period due to lower earnings partially offset by higher proceeds from asset sales.

Cash provided by operating activities totaled $26.0 billion for the first nine months of 2015, $11.7 billion lower than 2014. The major source of funds was net income including noncontrolling interests of $13.7 billion, a decrease of $13.1 billion from the prior year period. The adjustment for the noncash provision of $13.3 billion for depreciation and depletion increased by $0.5 billion. Changes in operational working capital decreased cash flows by $1.0 billion in 2015 and $0.5 billion in 2014. All other items net had no impact on cash in 2015 and decreased cash by $1.5 billion in 2014. For additional details, see the Condensed Consolidated Statement of Cash Flows on page 6.

Investing activities for the first nine months of 2015 used net cash of $18.5 billion, a decrease of $0.4 billion compared to the prior year. Spending for additions to property, plant and equipment of $20.4 billion was $3.7 billion lower than 2014. Proceeds from asset sales of $1.6 billion decreased $2.2 billion. Additional investment and advances decreased $0.9 billion to $0.4 billion. Other investing activities – net decreased $2.7 billion to $0.7 billion.

Cash flow from operations and asset sales in the first nine months of 2015 was $27.6 billion, including asset sales of $1.6 billion, and decreased $13.9 billion from the comparable 2014 period primarily due to lower earnings and lower proceeds from asset sales.

During the first quarter of 2015, the Corporation issued $8.0 billion of long-term debt and used part of the proceeds to reduce short-term debt. Net cash used in financing activities of $7.5 billion in the first nine months of 2015 was $11.6 billion lower than 2014 reflecting the 2015 debt issuance and a lower level of purchases of shares of ExxonMobil stock in 2015.

During the third quarter of 2015, Exxon Mobil Corporation purchased 6.5 million shares of its common stock for the treasury at a gross cost of $500 million. These purchases were to reduce the number of shares outstanding. Shares outstanding decreased from 4,169 million at the end of second quarter to 4,163 million at the end of the third quarter 2015. Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed to shareholders a total of $3.6 billion in the third quarter of 2015 through dividends and share purchases to reduce shares outstanding.

Total cash and cash equivalents of $4.3 billion at the end of the third quarter of 2015 compared to $5.0 billion at the end of the third quarter of 2014.

Total debt of $34.3 billion compared to $29.1 billion at year-end 2014. The Corporation's debt to total capital ratio was 16.2 percent at the end of the third quarter of 2015 compared to 13.9 percent at year-end 2014.

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

Litigation and other contingencies are discussed in Note 3 to the unaudited condensed consolidated financial statements.

TAXES

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(millions of dollars)

Income taxes	1,365	5,064	5,617	15,955
Effective income tax rate	32%	43%	37%	43%
Sales-based taxes	5,813	7,519	17,308	22,806
All other taxes and duties	7,585	9,060	22,454	27,223
Total	14,763	21,643	45,379	65,984

Income, sales-based and all other taxes and duties totaled $14.8 billion for the third quarter of 2015, a decrease of $6.9 billion from 2014. Income tax expense decreased by $3.7 billion to $1.4 billion reflecting lower earnings and a lower effective tax rate. The effective income tax rate was 32 percent compared to 43 percent in the prior year period due to favorable one-time items and a lower share of earnings in higher tax jurisdictions. Sales-based taxes and all other taxes and duties decreased by $3.2 billion to $13.4 billion as a result of lower sales realizations.

Income, sales-based and all other taxes and duties totaled $45.4 billion for the first nine months of 2015, a decrease of $20.6 billion from 2014. Income tax expense decreased by $10.3 billion to $5.6 billion as a result of lower earnings and a lower effective tax rate. The effective income tax rate was 37 percent compared to 43 percent in the prior year due primarily to a lower share of earnings in higher tax jurisdictions. Sales-based and all other taxes decreased by $10.3 billion to $39.8 billion as a result of lower sales realizations.

CAPITAL AND EXPLORATION EXPENDITURES

	Third Quarter		First Nine Months
	2015	2014	2015	2014
	(millions of dollars)

Upstream (including exploration expenses)	6,374	8,424	19,537	24,082
Downstream	586	780	1,834	2,002
Chemical	669	626	2,151	1,970
Other	41	7	113	19
Total	7,670	9,837	23,635	28,073

Capital and exploration expenditures in the third quarter of 2015 were $7.7 billion, down 22 percent from the third quarter of 2014, in line with plan.

Capital and exploration expenditures in the first nine months of 2015 were $23.6 billion, down 16 percent from the first nine months of 2014 due primarily to lower major project spending. The Corporation anticipates an average investment profile of about $34 billion per year for the next few years. Actual spending could vary depending on the progress of individual projects and property acquisitions.

In 2014, the European Union and United States imposed sanctions relating to the Russian energy sector. ExxonMobil continues to comply with all sanctions and regulatory licenses applicable to its affiliates’ investments in the Russian Federation.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board issued a new standard, Revenue from Contracts with Customers. The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry specific requirements and expands disclosure requirements. The standard is required to be adopted beginning January 1, 2018. ExxonMobil is evaluating the standard and its effect on the Corporation’s financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the nine months ended September 30, 2015, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2014.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of September 30, 2015. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Following ExxonMobil Oil Corporation’s (EMOC) self-reporting of an air emission event at the ExxonMobil Beaumont Chemical Plant which exceeded provisions of the Texas Administrative Code and Texas Health and Safety Code, the Texas Commission on Environmental Quality (TCEQ), on September 17, 2015, notified EMOC that TCEQ was seeking a penalty of $150,000 in connection with the incident.

As last reported in the Corporation’s Form 10-Q for the first quarter of 2015, ExxonMobil Pipeline Company (EMPCo), the United States and the State of Arkansas reached agreement on a Consent Decree to resolve the enforcement action related to the discharge of crude oil from the Pegasus Pipeline in Mayflower, Faulkner County, Arkansas. Under the terms of the Consent Decree, EMPCo was to make several process changes and to pay a $3.19 million civil penalty to the United States and $1.88 million to the State of Arkansas consisting of a $1 million civil penalty, $600,000 towards a supplemental environmental project and $280,000 to reimburse expenses of the Arkansas Attorney General’s Office. The United States District Court for the Eastern District of Arkansas approved the Consent Decree on August 12, 2015 and EMPCo has made all payments required by the Consent Decree, with the exception of the Supplemental Environmental Project portion which continues to be progressed as contemplated under the Consent Decree. In a matter related to the same discharge of crude oil from the Pegasus Pipeline, on October 1, 2015, the Pipeline and Hazardous Materials Safety Administration issued a Final Order arising from a November 2013 Notice of Probable Violation alleging that EMPCo violated multiple federal Pipeline Safety Regulations. The Final Order imposed a penalty of $2,630,400 on EMPCo. EMPCo has filed a Petition for Reconsideration of the Final Order. The Final Order and demanded penalty are stayed.

As reported in the Corporation’s Form 10-K for 2014 and Form 10-Q for the second quarter of 2012, Chalmette Refining LLC (CRLLC), at the time the owner of the Chalmette Refinery (then operated by EMOC), and the Louisiana Department of Environmental Quality, were in discussions to resolve self-reported deviations from refinery operations and relating to certain Clean Air Act Title V permit conditions, limits and other requirements. On June 17, 2015, EMOC, Mobil Pipe Line Company, and PDV Chalmette LLC, the three holders of ownership interests in CRLLC, entered into an Agreement with PBF Holding Company LLC (PBF) to sell their ownership interests to PBF. The agreement provides that, at change in control, which occurred on November 1, 2015, PBF would assume the environmental liabilities of CRLLC, including any potential fines, penalties, or enforcement action relating to historical Title V deviations arising from the operation of the refinery.

Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended September 30, 2015

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

July 2015	2,137,699	$81.99	2,137,699
August 2015	2,198,427	$75.84	2,198,427
September 2015	2,176,981	$73.02	2,176,981
Total	6,513,107	$76.91	6,513,107	(See Note 1)

Note 1 - On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding. The announcement did not specify an amount or expiration date. The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases. In its most recent earnings release dated October 30, 2015, the Corporation stated that fourth quarter 2015 share purchases to reduce shares outstanding are anticipated to equal $500 million. Purchases may be made in both the open market and through negotiated transactions, and purchases may be increased, decreased or discontinued at any time without prior notice.

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

EXXON MOBIL CORPORATION
Date: November 4, 2015	By:	/s/ DAVID S. ROSENTHAL
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