Form 10-Q
period 2016-03-31
EXXON MOBIL CORP
filed 2016-05-04
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2016
Common stock, without par value	4,146,611,352

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)

	Three Months Ended
	March 31,
	2016	2015
Revenues and other income
Sales and other operating revenue (1)	47,105	64,758
Income from equity affiliates	1,251	2,261
Other income	351	599
Total revenues and other income	48,707	67,618
Costs and other deductions
Crude oil and product purchases	20,707	32,698
Production and manufacturing expenses	7,561	8,730
Selling, general and administrative expenses	2,593	2,713
Depreciation and depletion	4,765	4,300
Exploration expenses, including dry holes	355	311
Interest expense	77	88
Sales-based taxes (1)	4,815	5,530
Other taxes and duties	6,104	6,613
Total costs and other deductions	46,977	60,983
Income before income taxes	1,730	6,635
Income taxes	(51)	1,560
Net income including noncontrolling interests	1,781	5,075
Net income attributable to noncontrolling interests	(29)	135
Net income attributable to ExxonMobil	1,810	4,940

Earnings per common share (dollars)	0.43	1.17

Earnings per common share - assuming dilution (dollars)	0.43	1.17

Dividends per common share (dollars)	0.73	0.69

(1) Sales-based taxes included in sales and other operating revenue	4,815	5,530

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended
	March 31,
	2016	2015

Net income including noncontrolling interests	1,781	5,075
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	3,340	(5,353)
Postretirement benefits reserves adjustment (excluding amortization)	(119)	813
Amortization and settlement of postretirement benefits reserves adjustment
included in net periodic benefit costs	289	351
Unrealized change in fair value of stock investments	-	2
Realized (gain)/loss from stock investments included in net income	-	8
Total other comprehensive income	3,510	(4,179)
Comprehensive income including noncontrolling interests	5,291	896
Comprehensive income attributable to noncontrolling interests	354	(406)
Comprehensive income attributable to ExxonMobil	4,937	1,302

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)

	Mar. 31,	Dec. 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	4,846	3,705
Notes and accounts receivable – net	19,814	19,875
Inventories
Crude oil, products and merchandise	11,837	12,037
Materials and supplies	4,386	4,208
Other current assets	3,368	2,798
Total current assets	44,251	42,623
Investments, advances and long-term receivables	34,915	34,245
Property, plant and equipment – net	255,257	251,605
Other assets, including intangibles – net	8,366	8,285
Total assets	342,789	336,758

Liabilities
Current liabilities
Notes and loans payable	13,540	18,762
Accounts payable and accrued liabilities	32,294	32,412
Income taxes payable	2,892	2,802
Total current liabilities	48,726	53,976
Long-term debt	29,568	19,925
Postretirement benefits reserves	22,401	22,647
Deferred income tax liabilities	36,293	36,818
Long-term obligations to equity companies	5,457	5,417
Other long-term obligations	21,846	21,165
Total liabilities	164,291	159,948

Commitments and contingencies (Note 3)

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	11,825	11,612
Earnings reinvested	411,200	412,444
Accumulated other comprehensive income	(20,384)	(23,511)
Common stock held in treasury
(3,872 million shares at March 31, 2016 and
3,863 million shares at December 31, 2015)	(230,454)	(229,734)
ExxonMobil share of equity	172,187	170,811
Noncontrolling interests	6,311	5,999
Total equity	178,498	176,810
Total liabilities and equity	342,789	336,758

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities
Net income including noncontrolling interests	1,781	5,075
Depreciation and depletion	4,765	4,300
Changes in operational working capital, excluding cash and debt	(399)	(509)
All other items – net	(1,335)	(868)
Net cash provided by operating activities	4,812	7,998

Cash flows from investing activities
Additions to property, plant and equipment	(4,601)	(6,844)
Proceeds associated with sales of subsidiaries, property, plant and
equipment, and sales and returns of investments	177	484
Additional investments and advances	(234)	(282)
Other investing activities – net	309	290
Net cash used in investing activities	(4,349)	(6,352)

Cash flows from financing activities
Additions to long-term debt	11,963	8,000
Reductions in long-term debt	-	(10)
Additions/(reductions) in short-term debt – net	(28)	(157)
Additions/(reductions) in commercial paper, and debt with three
months or less maturity (1)	(7,594)	(3,956)
Cash dividends to ExxonMobil shareholders	(3,054)	(2,910)
Cash dividends to noncontrolling interests	(42)	(40)
Common stock acquired	(726)	(1,781)
Common stock sold	5	-
Net cash used in financing activities	524	(854)
Effects of exchange rate changes on cash	154	(224)
Increase/(decrease) in cash and cash equivalents	1,141	568
Cash and cash equivalents at beginning of period	3,705	4,616
Cash and cash equivalents at end of period	4,846	5,184

Supplemental Disclosures
Income taxes paid	749	1,226
Cash interest paid	223	170

(1) Includes a net addition of commercial paper with a maturity of over three months of $0.7 billion in 2016 and $2.6 billion in 2015. The gross amount of commercial paper with a maturity of over three months issued was $1.0 billion in 2016 and $2.6 billion in 2015, while the gross amount repaid was $0.3 billion in 2016. There were no payments in 2015.

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)

	ExxonMobil Share of Equity
			Accumulated
			Other	Common
			Compre-	Stock	ExxonMobil	Non-
	Common	Earnings	hensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity

Balance as of December 31, 2014	10,792	408,384	(18,957)	(225,820)	174,399	6,665	181,064
Amortization of stock-based awards	213	-	-	-	213	-	213
Tax benefits related to stock-based
awards	3	-	-	-	3	-	3
Other	(2)	-	-	-	(2)	-	(2)
Net income for the period	-	4,940	-	-	4,940	135	5,075
Dividends – common shares	-	(2,910)	-	-	(2,910)	(40)	(2,950)
Other comprehensive income	-	-	(3,638)	-	(3,638)	(541)	(4,179)
Acquisitions, at cost	-	-	-	(1,781)	(1,781)	-	(1,781)
Dispositions	-	-	-	3	3	-	3
Balance as of March 31, 2015	11,006	410,414	(22,595)	(227,598)	171,227	6,219	177,446

Balance as of December 31, 2015	11,612	412,444	(23,511)	(229,734)	170,811	5,999	176,810
Amortization of stock-based awards	211	-	-	-	211	-	211
Tax benefits related to stock-based
awards	4	-	-	-	4	-	4
Other	(2)	-	-	-	(2)	-	(2)
Net income for the period	-	1,810	-	-	1,810	(29)	1,781
Dividends – common shares	-	(3,054)	-	-	(3,054)	(42)	(3,096)
Other comprehensive income	-	-	3,127	-	3,127	383	3,510
Acquisitions, at cost	-	-	-	(726)	(726)	-	(726)
Dispositions	-	-	-	6	6	-	6
Balance as of March 31, 2016	11,825	411,200	(20,384)	(230,454)	172,187	6,311	178,498

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
		Held in				Held in
Common Stock Share Activity	Issued	Treasury	Outstanding		Issued	Treasury	Outstanding
	(millions of shares)				(millions of shares)

Balance as of December 31	8,019	(3,863)	4,156		8,019	(3,818)	4,201
Acquisitions	-	(9)	(9)		-	(20)	(20)
Dispositions	-	-	-		-	-	-
Balance as of March 31	8,019	(3,872)	4,147		8,019	(3,838)	4,181

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Financial Statement Preparation

These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Corporation's 2015 Annual Report on Form 10-K. In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. Prior data has been reclassified in certain cases to conform to the current presentation basis.

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

In February 2016, the Financial Accounting Standards Board issued a new standard, Leases. The standard requires all leases with an initial term greater than one year be recorded on the balance sheet as an asset and a lease liability. The standard is required to be adopted beginning January 1, 2019. ExxonMobil is evaluating the standard and its effect on the Corporation’s financial statements.

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

Other Contingencies

The Corporation and certain of its consolidated subsidiaries were contingently liable at March 31, 2016, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	As of March 31, 2016
	Equity	Other
	Company	Third Party
	Obligations (1)	Obligations	Total
	(millions of dollars)
Guarantees
Debt-related	111	38	149
Other	2,761	4,576	7,337
Total	2,872	4,614	7,486

(1) ExxonMobil share

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation's outstanding unconditional purchase obligations at March 31, 2016, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

Still pending is Venezuela’s February 2, 2015, application to ICSID seeking annulment of the ICSID award. That application alleges that, in issuing the ICSID award, the Tribunal exceeded its powers, failed to state reasons on which the ICSID award was based, and departed from a fundamental rule of procedure. A separate stay of the ICSID award was entered following the filing of the annulment application. On July 7, 2015, the ICSID Committee considering the annulment application heard arguments from the parties on whether to lift the stay of the award associated with that application. On July 28, 2015, the Committee issued an order that would lift the stay of enforcement unless, within 30 days, Venezuela delivered a commitment to pay the award if the application to annul is denied. On September 17, 2015, the Committee ruled that Venezuela had complied with the requirement to submit a written commitment to pay the award and so left the stay of enforcement in place. A hearing on Venezuela’s application for annulment was held March 8-9, 2016.

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

4.     Other Comprehensive Income Information

	Cumulative	Post-
	Foreign	retirement	Unrealized
	Exchange	Benefits	Change in
ExxonMobil Share of Accumulated Other	Translation	Reserves	Stock
Comprehensive Income	Adjustment	Adjustment	Investments	Total
	(millions of dollars)

Balance as of December 31, 2014	(5,952)	(12,945)	(60)	(18,957)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(4,784)	796	2	(3,986)
Amounts reclassified from accumulated other
comprehensive income	-	340	8	348
Total change in accumulated other comprehensive income	(4,784)	1,136	10	(3,638)
Balance as of March 31, 2015	(10,736)	(11,809)	(50)	(22,595)

Balance as of December 31, 2015	(14,170)	(9,341)	-	(23,511)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	2,962	(116)	-	2,846
Amounts reclassified from accumulated other
comprehensive income	-	281	-	281
Total change in accumulated other comprehensive income	2,962	165	-	3,127
Balance as of March 31, 2016	(11,208)	(9,176)	-	(20,384)

	Three Months Ended
Amounts Reclassified Out of Accumulated Other	March 31,
Comprehensive Income - Before-tax Income/(Expense)	2016	2015
	(millions of dollars)

Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs (1)	(414)	(511)
Realized change in fair value of stock investments included in net income
(Statement of Income line: Other income)	-	(12)

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 6 – Pension and Other Postretirement Benefits for additional details.)

	Three Months Ended
Income Tax (Expense)/Credit For	March 31,
Components of Other Comprehensive Income	2016	2015
	(millions of dollars)

Foreign exchange translation adjustment	(11)	90
Postretirement benefits reserves adjustment (excluding amortization)	80	(377)
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	(125)	(160)
Unrealized change in fair value of stock investments	-	(1)
Realized change in fair value of stock investments
included in net income	-	(4)
Total	(56)	(452)

5.     Earnings Per Share

	Three Months Ended
	March 31,
	2016	2015

Earnings per common share

Net income attributable to ExxonMobil (millions of dollars)	1,810	4,940

Weighted average number of common shares outstanding (millions of shares)	4,178	4,211

Earnings per common share (dollars) (1)	0.43	1.17

(1) The calculation of earnings per common share and earnings per common share – assuming dilution are the same in each period shown.

6.     Pension and Other Postretirement Benefits

	Three Months Ended
	March 31,
	2016	2015
	(millions of dollars)
Components of net benefit cost
Pension Benefits - U.S.
Service cost	202	195
Interest cost	198	196
Expected return on plan assets	(182)	(207)
Amortization of actuarial loss/(gain) and prior service cost	124	138
Net pension enhancement and curtailment/settlement cost	111	117
Net benefit cost	453	439

Pension Benefits - Non-U.S.
Service cost	149	176
Interest cost	213	218
Expected return on plan assets	(235)	(278)
Amortization of actuarial loss/(gain) and prior service cost	148	211
Net benefit cost	275	327

Other Postretirement Benefits
Service cost	35	37
Interest cost	89	90
Expected return on plan assets	(6)	(7)
Amortization of actuarial loss/(gain) and prior service cost	31	45
Net benefit cost	149	165

7.     Financial Instruments

The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. The estimated fair value of total long-term debt, excluding capitalized lease obligations, was $29,061 million at March 31, 2016, and $18,854 million at December 31, 2015, as compared to recorded book values of $28,306 million at March 31, 2016, and $18,687 million at December 31, 2015. The increase in the estimated fair value and book value of long-term debt reflects the Corporation’s issuance of $12.0 billion of long-term debt in the first quarter of 2016. The $12.0 billion of long-term debt is comprised of $750 million of floating-rate notes due in 2018, $250 million of floating-rate notes due in 2019, $1,000 million of 1.439% notes due in 2018, $1,250 million of 1.708% notes due in 2019, $2,500 million of 2.222% notes due in 2021, $1,250 million of 2.726% notes due in 2023, $2,500 million of 3.043% notes due in 2026 and $2,500 million of 4.114% notes due in 2046.

The fair value of long-term debt by hierarchy level at March 31, 2016, is: Level 1 $28,835 million; Level 2 $164 million; and Level 3 $62 million. Level 1 represents quoted prices in active markets. Level 2 includes debt whose fair value is based upon a publicly available index. Level 3 involves using internal data augmented by relevant market indicators if available.

8.     Disclosures about Segments and Related Information

	Three Months Ended
	March 31,
	2016	2015
Earnings After Income Tax	(millions of dollars)
Upstream
United States	(832)	(52)
Non-U.S.	756	2,907
Downstream
United States	187	567
Non-U.S.	719	1,100
Chemical
United States	581	605
Non-U.S.	774	377
All other	(375)	(564)
Corporate total	1,810	4,940

Sales and Other Operating Revenue (1)
Upstream
United States	1,450	2,125
Non-U.S.	3,019	4,122
Downstream
United States	11,513	18,389
Non-U.S.	24,937	33,162
Chemical
United States	2,385	2,792
Non-U.S.	3,799	4,166
All other	2	2
Corporate total	47,105	64,758

(1) Includes sales-based taxes

Intersegment Revenue
Upstream
United States	806	1,180
Non-U.S.	3,453	4,857
Downstream
United States	2,390	3,076
Non-U.S.	4,070	5,273
Chemical
United States	1,404	1,773
Non-U.S.	952	1,321
All other	58	68

9.      Accounting for Suspended Exploratory Well Costs

For the category of exploratory well costs at year-end 2015 that were suspended more than one year, a total of $74 million was expensed in the first three months of 2016.

EXXON MOBIL CORPORATION

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	First Three Months
Earnings (U.S. GAAP)	2016	2015
	(millions of dollars)
Upstream
United States	(832)	(52)
Non-U.S.	756	2,907
Downstream
United States	187	567
Non-U.S.	719	1,100
Chemical
United States	581	605
Non-U.S.	774	377
Corporate and financing	(375)	(564)
Net Income attributable to ExxonMobil	1,810	4,940

Earnings per common share (dollars)	0.43	1.17

Earnings per common share - assuming dilution (dollars)	0.43	1.17

References in this discussion to corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the consolidated income statement. Unless otherwise indicated, references to earnings, Upstream, Downstream, Chemical and Corporate and Financing segment earnings, and earnings per share are ExxonMobil's share after excluding amounts attributable to noncontrolling interests.

REVIEW OF FIRST QUARTER 2016 RESULTS

ExxonMobil’s first quarter 2016 earnings were $1.8 billion, or $0.43 per diluted share, compared with $4.9 billion a year earlier. Lower Upstream and Downstream earnings were partially offset by stronger Chemical results and lower corporate costs.

The organization continues to respond effectively to challenging industry conditions, capturing enhancements to operational performance and creating margin uplift despite low prices. The scale and integrated nature of our cash flow provide competitive advantage and support consistent strategy execution.

New project capacity additions drove liquids production up 11.5 percent in the quarter, or 261,000 barrels per day. Total Upstream volumes increased to 4.3 million oil-equivalent barrels per day.

	First Three Months
	2016	2015
	(millions of dollars)
Upstream earnings
United States	(832)	(52)
Non-U.S.	756	2,907
Total	(76)	2,855

Upstream earnings declined $2,931 million from the first quarter of 2015, to a loss of $76 million. Lower liquids and gas realizations decreased earnings by $2.6 billion. Sales mix effects decreased earnings by $100 million. All other items decreased earnings by $250 million, including lower gains on asset sales and less favorable tax items partly offset by lower expenses.

On an oil-equivalent basis, production increased 1.8 percent from the first quarter of 2015. Liquids production totaled 2.5 million barrels per day, up 261,000 barrels per day, while natural gas production was 10.7 billion cubic feet per day, down 1.1 billion cubic feet per day from 2015. Project ramp‑up was partly offset by regulatory restrictions in the Netherlands, field decline and asset management impacts.

The U.S. Upstream operations recorded a loss of $832 million, compared to a loss of $52 million in the first quarter of 2015. Non-U.S. Upstream earnings were $756 million, down $2,151 million from the prior year.

First Quarter
Upstream additional information	(thousands of barrels daily)
Volumes reconciliation (Oil-equivalent production) (1)
2015	4,248
Entitlements - Net Interest	5
Entitlements - Price / Spend / Other	31
Quotas	-
Divestments	(41)
Growth / Other	82
2016	4,325

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

	First Three Months
	2016	2015
	(millions of dollars)
Downstream earnings
United States	187	567
Non-U.S.	719	1,100
Total	906	1,667

Downstream earnings were $906 million, down $761 million from the first quarter of 2015. Weaker margins decreased earnings by $860 million. Volume and mix effects increased earnings by $10 million. All other items, primarily favorable foreign exchange effects, increased earnings by $90 million. Petroleum product sales of 5.3 million barrels per day were 480,000 barrels per day lower than the prior year’s first quarter.

Earnings from the U.S. Downstream were $187 million, down $380 million from the first quarter of 2015. Non-U.S. Downstream earnings of $719 million were $381 million lower than last year.

	First Three Months
	2016	2015
	(millions of dollars)
Chemical earnings
United States	581	605
Non-U.S.	774	377
Total	1,355	982

Chemical earnings of $1,355 million were $373 million higher than the first quarter of 2015. Improved margins increased earnings by $250 million. Favorable volume and mix effects increased earnings by $80 million. All other items, primarily lower expenses, increased earnings by $40 million. First quarter prime product sales of 6.2 million metric tons were 104,000 metric tons higher than last year's first quarter.

	First Three Months
	2016	2015
	(millions of dollars)

Corporate and financing earnings	(375)	(564)

Corporate and financing expenses were $375 million for the first quarter of 2016, down $189 million from the first quarter of 2015 due to favorable tax items.

LIQUIDITY AND CAPITAL RESOURCES

	First Three Months
	2016	2015
	(millions of dollars)
Net cash provided by/(used in)
Operating activities	4,812	7,998
Investing activities	(4,349)	(6,352)
Financing activities	524	(854)
Effect of exchange rate changes	154	(224)
Increase/(decrease) in cash and cash equivalents	1,141	568

Cash and cash equivalents (at end of period)	4,846	5,184
Cash and cash equivalents – restricted (at end of period)	-	43
Total cash and cash equivalents (at end of period)	4,846	5,227

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	4,812	7,998
Proceeds associated with sales of subsidiaries, property, plant & equipment,
and sales and returns of investments	177	484
Cash flow from operations and asset sales	4,989	8,482

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

Cash provided by operating activities totaled $4.8 billion for the first three months of 2016, $3.2 billion lower than 2015. Net income including noncontrolling interests was $1.8 billion, a decrease of $3.3 billion from the prior year period. The adjustment for the noncash provision of $4.8 billion for depreciation and depletion increased by $0.5 billion. Changes in operational working capital decreased cash flows by $0.4 billion in 2016 and $0.5 billion in 2015. All other items net decreased cash by $1.3 billion in 2016 and $0.9 billion in 2015. For additional details, see the Condensed Consolidated Statement of Cash Flows on page 6.

Investing activities for the first three months of 2016 used net cash of $4.3 billion, a decrease of $2.0 billion compared to the prior year. Spending for additions to property, plant and equipment of $4.6 billion was $2.2 billion lower than 2015. Proceeds from asset sales of $0.2 billion decreased $0.3 billion. Other investing activities – net were unchanged at $0.3 billion.

Cash flow from operations and asset sales in the first quarter of 2016 was $5.0 billion, including asset sales of $0.2 billion, and decreased $3.5 billion from the comparable 2015 period primarily due to lower earnings.

During the first quarter of 2016, the Corporation issued $12.0 billion of long-term debt and used part of the proceeds to reduce short-term debt. The net cash generated by financing activities was $0.5 billion in the first three months of 2016, $1.4 billion higher than 2015 reflecting lower purchases of ExxonMobil stock in 2016.

During the first quarter of 2016, Exxon Mobil Corporation purchased 9 million shares of its common stock for the treasury at a gross cost of $0.7 billion. These purchases were made to acquire shares in conjunction with the company’s benefit plans and programs. Shares outstanding decreased from 4,156 million at year-end to 4,147 million at the end of the first quarter 2016. Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed to shareholders a total of $3.1 billion in the first quarter of 2016 through dividends.

Total cash and cash equivalents of $4.8 billion at the end of the first quarter of 2016 compared to $5.2 billion at the end of the first quarter of 2015.

Total debt of $43.1 billion compared to $38.7 billion at year-end 2015. The Corporation's debt to total capital ratio was 19.5 percent at the end of the first quarter of 2016 compared to 18.0 percent at year-end 2015.

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

Litigation and other contingencies are discussed in Note 3 to the unaudited condensed consolidated financial statements.

TAXES

	First Three Months
	2016	2015
	(millions of dollars)

Income taxes	(51)	1,560
Effective income tax rate	19%	33%
Sales-based taxes	4,815	5,530
All other taxes and duties	6,731	7,274
Total	11,495	14,364

Income, sales-based and all other taxes and duties totaled $11.5 billion for the first quarter of 2016, a decrease of $2.9 billion from 2015. Income tax decreased by $1.6 billion and was a credit of $51 million reflecting lower earnings, including a loss in the United States. The effective income tax rate, which is calculated based on consolidated company income taxes and ExxonMobil share of equity company income taxes, was 19 percent compared to 33 percent in the prior year period due to a higher share of earnings in lower tax jurisdictions, the loss in the United States, and favorable one-time tax items. Sales-based taxes and all other taxes and duties decreased by $1.3 billion to $11.5 billion as a result of lower sales realizations.

In the United States, the Corporation has various U.S. federal income tax positions at issue with the Internal Revenue Service (IRS) for tax years 2006-2011. For tax years 2010-2011, the IRS has asserted a penalty associated with several of those positions. The Corporation has not recognized the penalty as an expense because, in the Corporation’s judgment, the IRS should not be able to sustain the penalty under applicable law. The same U.S. federal income tax positions are at issue for tax years 2006-2009 and also could be subject to the assertion of a penalty. Unfavorable resolution of these issues would not have a materially adverse effect on the Corporation’s net income or liquidity. The IRS has not completed its audit of tax years after 2011.

CAPITAL AND EXPLORATION EXPENDITURES

	First Three Months
	2016	2015
	(millions of dollars)

Upstream (including exploration expenses)	3,979	6,417
Downstream	528	621
Chemical	611	654
Other	9	12
Total	5,127	7,704

Capital and exploration expenditures in the first quarter of 2016 were $5.1 billion, down 33 percent from the first quarter of 2015. The Corporation anticipates an investment level of $23.2 billion in 2016. Actual spending could vary depending on the progress of individual projects and property acquisitions.

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

In February 2016, the Financial Accounting Standards Board issued a new standard, Leases. The standard requires all leases with an initial term greater than one year be recorded on the balance sheet as an asset and a lease liability. The standard is required to be adopted beginning January 1, 2019. ExxonMobil is evaluating the standard and its effect on the Corporation’s financial statements.

FORWARD-LOOKING STATEMENTS

Statements relating to future plans, projections, events or conditions are forward-looking statements. Actual financial and operating results, including project plans, costs, timing, and capacities; capital and exploration expenditures; resource recoveries; and share purchase levels, could differ materially due to factors including: changes in oil or gas prices or other market or economic conditions affecting the oil and gas industry, including the scope and duration of economic recessions; the outcome of exploration and development efforts; changes in law or government regulation, including tax and environmental requirements; the impact of fiscal and commercial terms; changes in technical or operating conditions; and other factors discussed under the heading "Factors Affecting Future Results" in the “Investors” section of our website and in Item 1A of ExxonMobil's 2015 Form 10-K. We assume no duty to update these statements as of any future date.

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2016, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2015.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of March 31, 2016. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

ExxonMobil Chemical Company is in discussions with the United States Department of Justice and the Environmental Protection Agency (EPA) to resolve claims of non-compliance with the Clean Air Act and New Source Review permits related to flaring at its eight U.S. chemical facilities with flares. The EPA has alleged the sites failed to properly operate and monitor flares. It is anticipated that the parties will enter into a Consent Decree and that the penalty in this matter will be in excess of $100,000.

As reported in the Corporation’s Form 10-Q for the second quarter of 2004, in a lawsuit filed in June 2004, the State of New York sought compensatory damages of up to $2.4 million and penalties in excess of $250,000 in connection with remediation it undertook at a former Mobil-owned service station in Mahopac, New York. The State alleged the corporation violated the New York State Navigation Law due to multiple releases and spills at the site in the 1970's, as well as a leaking underground storage tank and leaking waste oil tank in 1984, impacting the soil and groundwater in the vicinity. This case was settled as part of a global settlement of eight underground storage cases with the State of New York on January 27, 2016. As part of the global settlement, ExxonMobil Oil Corporation (EMOC) will make a non-penalty payment for past remediation costs in the amount of $10.75 million to the State.

On July 24, 2015, the South Coast Air Quality Management District (SCAQMD) of California issued a Notice of Violation alleging violation of SCAQMD Rule 403 on fugitive dust as a result of a rapid overpressure that occurred at the Torrance Refinery’s electrostatic precipitators on February 18, 2015, which resulted in a release of catalyst dust into the air. EMOC self-reported other violations of SCAQMD rules and regulations, provisions of the California Health and Safety Code, provisions of federal regulations, and applicable Title V Permit Conditions within the SCAQMD’s authority to enforce that were caused by or contributed to the February 18, 2015, incident. On April 1, 2016, the parties agreed to settle all alleged violations resulting from both the overpressure event and the subsequent start-up of the fluid catalytic cracking unit. As part of the settlement, EMOC agreed to pay $4,712,500 ($2,356,250 in civil penalties and $2,356,250 to a Supplemental Environmental Project (SEP) fund set up by the SCAQMD). Additionally, EMOC agreed to pay up to $100,000 a day, equally split between civil penalties and the SEP fund, relating to potential non-compliance during the start-up process.

As reported in the Corporation’s 2012 Form 10-K, on October 31, 2012, the Illinois Attorney General and Will County State's Attorney filed a civil complaint and sought a preliminary injunction against EMOC relating to an October 18, 2012, release of oil mist from a pressure relief valve associated with the coker unit at EMOC’s Joliet Refinery. The refinery reported the incident promptly to regulatory authorities and took prompt response actions. The State’s civil complaint sought a penalty in excess of $100,000. On November 14, 2012, the parties entered into an Agreed Order resolving some of the issues, including the State’s demand for injunctive relief. The parties agreed in the first quarter of 2016 to resolve and settle all remaining issues. The settlement requires that EMOC pay a penalty of $300,000 and reimburse $26,000 to the Illinois EPA for expenses incurred. Additionally, EMOC is required to complete a coker unit project by December 31, 2018. The settlement awaits approval and entry by the Will County Court, which is expected to occur in the second quarter of 2016.

Regarding allegations raised by the Louisiana Department of Environmental Quality (LDEQ) concerning the April 28, 2012, discharge of crude oil from ExxonMobil Pipeline Company’s (EMPCo) North Line Pipeline near Torbert in Point Coupee Parish, Louisiana, previously reported in the Corporation’s 2014 Form 10-K and Forms 10-Q for third quarter of 2014 and third quarter of 2013, on March 23, 2016, EMPCo finalized a settlement with LDEQ whereby EMPCo will pay a total of $85,000 ($35,000 in penalties and $50,000 to be paid for a Beneficial Environmental Project) as full resolution of LDEQ’s claims related to the discharge.

As last reported in the Corporation’s Form 10-Q for the third quarter of 2015, in a matter related to the discharge of crude oil from the Pegasus Pipeline in Mayflower, Faulkner County, Arkansas, the Pipeline and Hazardous Materials Safety Administration (PHMSA) on October 1, 2015, issued a Final Order arising from a November 2013 Notice of Probable Violation alleging that EMPCo violated multiple federal Pipeline Safety Regulations. The Final Order imposed a penalty of $2,630,400. EMPCo’s Petition for Reconsideration of the Final Order was denied by the PHMSA on April 1, 2016, and EMPCo paid the penalty on April 21, 2016.

Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended March 31, 2016

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

January 2016	2,854,156	$76.08	2,854,156
February 2016	3,037,478	$80.06	3,037,478
March 2016	3,195,918	$83.12	3,195,918
Total	9,087,552	$79.89	9,087,552	(See Note 1)

Note 1 - On August 1, 2000, the Corporation announced its intention to resume purchases of shares of its common stock for the treasury both to offset shares issued in conjunction with company benefit plans and programs and to gradually reduce the number of shares outstanding. The announcement did not specify an amount or expiration date. The Corporation has continued to purchase shares since this announcement and to report purchased volumes in its quarterly earnings releases. In its earnings release dated February 2, 2016, the Corporation stated it will continue to acquire shares to offset dilution in conjunction with benefit plans and programs, but had suspended making purchases to reduce shares outstanding effective beginning the first quarter of 2016.

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

EXXON MOBIL CORPORATION
Date: May 4, 2016	By:	/s/ DAVID S. ROSENTHAL
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