Form 10-Q
period 2016-06-30
EXXON MOBIL CORP
filed 2016-08-03
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2016
Common stock, without par value	4,146,650,051

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues and other income
Sales and other operating revenue (1)	56,360	71,360	103,465	136,118
Income from equity affiliates	1,124	2,081	2,375	4,342
Other income	210	672	561	1,271
Total revenues and other income	57,694	74,113	106,401	141,731
Costs and other deductions
Crude oil and product purchases	27,130	37,312	47,837	70,010
Production and manufacturing expenses	8,076	9,235	15,637	17,965
Selling, general and administrative expenses	2,646	2,831	5,239	5,544
Depreciation and depletion	4,821	4,451	9,586	8,751
Exploration expenses, including dry holes	445	370	800	681
Interest expense	75	85	152	173
Sales-based taxes (1)	5,435	5,965	10,250	11,495
Other taxes and duties	6,670	6,910	12,774	13,523
Total costs and other deductions	55,298	67,159	102,275	128,142
Income before income taxes	2,396	6,954	4,126	13,589
Income taxes	715	2,692	664	4,252
Net income including noncontrolling interests	1,681	4,262	3,462	9,337
Net income attributable to noncontrolling interests	(19)	72	(48)	207
Net income attributable to ExxonMobil	1,700	4,190	3,510	9,130

Earnings per common share (dollars)	0.41	1.00	0.84	2.17

Earnings per common share - assuming dilution (dollars)	0.41	1.00	0.84	2.17

Dividends per common share (dollars)	0.75	0.73	1.48	1.42

(1) Sales-based taxes included in sales and other
operating revenue	5,435	5,965	10,250	11,495

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income including noncontrolling interests	1,681	4,262	3,462	9,337
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	(727)	997	2,613	(4,356)
Postretirement benefits reserves adjustment
(excluding amortization)	110	(186)	(9)	627
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	292	357	581	708
Unrealized change in fair value of stock investments	-	17	-	19
Realized (gain)/loss from stock investments included in
net income	-	4	-	12
Total other comprehensive income	(325)	1,189	3,185	(2,990)
Comprehensive income including noncontrolling interests	1,356	5,451	6,647	6,347
Comprehensive income attributable to
noncontrolling interests	16	159	370	(247)
Comprehensive income attributable to ExxonMobil	1,340	5,292	6,277	6,594

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)

	June 30,	Dec. 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	4,358	3,705
Notes and accounts receivable – net	21,827	19,875
Inventories
Crude oil, products and merchandise	11,543	12,037
Materials and supplies	4,332	4,208
Other current assets	3,768	2,798
Total current assets	45,828	42,623
Investments, advances and long-term receivables	34,182	34,245
Property, plant and equipment – net	254,062	251,605
Other assets, including intangibles – net	8,401	8,285
Total assets	342,473	336,758

Liabilities
Current liabilities
Notes and loans payable	14,972	18,762
Accounts payable and accrued liabilities	33,801	32,412
Income taxes payable	2,731	2,802
Total current liabilities	51,504	53,976
Long-term debt	29,499	19,925
Postretirement benefits reserves	21,583	22,647
Deferred income tax liabilities	36,012	36,818
Long-term obligations to equity companies	5,320	5,417
Other long-term obligations	21,680	21,165
Total liabilities	165,598	159,948

Commitments and contingencies (Note 3)

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	12,019	11,612
Earnings reinvested	409,767	412,444
Accumulated other comprehensive income	(20,744)	(23,511)
Common stock held in treasury
(3,872 million shares at June 30, 2016 and
3,863 million shares at December 31, 2015)	(230,451)	(229,734)
ExxonMobil share of equity	170,591	170,811
Noncontrolling interests	6,284	5,999
Total equity	176,875	176,810
Total liabilities and equity	342,473	336,758

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities
Net income including noncontrolling interests	3,462	9,337
Depreciation and depletion	9,586	8,751
Changes in operational working capital, excluding cash and debt	(1,725)	(1,533)
All other items – net	(1,992)	235
Net cash provided by operating activities	9,331	16,790

Cash flows from investing activities
Additions to property, plant and equipment	(8,872)	(13,953)
Proceeds associated with sales of subsidiaries, property, plant and
equipment, and sales and returns of investments	1,206	1,113
Additional investments and advances	(311)	(363)
Other investing activities – net	481	360
Net cash used in investing activities	(7,496)	(12,843)

Cash flows from financing activities
Additions to long-term debt	11,964	8,000
Reductions in long-term debt	-	(13)
Additions/(reductions) in short-term debt – net	(257)	(414)
Additions/(reductions) in commercial paper, and debt with three
months or less maturity (1)	(5,966)	(2,773)
Cash dividends to ExxonMobil shareholders	(6,187)	(5,976)
Cash dividends to noncontrolling interests	(85)	(88)
Common stock acquired	(727)	(2,784)
Common stock sold	7	-
Net cash used in financing activities	(1,251)	(4,048)
Effects of exchange rate changes on cash	69	(172)
Increase/(decrease) in cash and cash equivalents	653	(273)
Cash and cash equivalents at beginning of period	3,705	4,616
Cash and cash equivalents at end of period	4,358	4,343

Supplemental Disclosures
Income taxes paid	2,144	4,072
Cash interest paid	334	263

(1) Includes a net addition of commercial paper with a maturity of over three months of $0.1 billion in 2016 and $2.3 billion in 2015. The gross amount of commercial paper with a maturity of over three months issued was $1.5 billion in 2016 and $4.9 billion in 2015, while the gross amount repaid was $1.4 billion in 2016 and $2.6 billion in 2015.

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)

	ExxonMobil Share of Equity
			Accumulated
			Other	Common
			Compre-	Stock	ExxonMobil	Non-
	Common	Earnings	hensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity

Balance as of December 31, 2014	10,792	408,384	(18,957)	(225,820)	174,399	6,665	181,064
Amortization of stock-based awards	429	-	-	-	429	-	429
Tax benefits related to stock-based
awards	6	-	-	-	6	-	6
Other	(3)	-	-	-	(3)	-	(3)
Net income for the period	-	9,130	-	-	9,130	207	9,337
Dividends – common shares	-	(5,976)	-	-	(5,976)	(88)	(6,064)
Other comprehensive income	-	-	(2,536)	-	(2,536)	(454)	(2,990)
Acquisitions, at cost	-	-	-	(2,784)	(2,784)	-	(2,784)
Dispositions	-	-	-	3	3	-	3
Balance as of June 30, 2015	11,224	411,538	(21,493)	(228,601)	172,668	6,330	178,998

Balance as of December 31, 2015	11,612	412,444	(23,511)	(229,734)	170,811	5,999	176,810
Amortization of stock-based awards	403	-	-	-	403	-	403
Tax benefits related to stock-based
awards	8	-	-	-	8	-	8
Other	(4)	-	-	-	(4)	-	(4)
Net income for the period	-	3,510	-	-	3,510	(48)	3,462
Dividends – common shares	-	(6,187)	-	-	(6,187)	(85)	(6,272)
Other comprehensive income	-	-	2,767	-	2,767	418	3,185
Acquisitions, at cost	-	-	-	(727)	(727)	-	(727)
Dispositions	-	-	-	10	10	-	10
Balance as of June 30, 2016	12,019	409,767	(20,744)	(230,451)	170,591	6,284	176,875

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
		Held in				Held in
Common Stock Share Activity	Issued	Treasury	Outstanding		Issued	Treasury	Outstanding
	(millions of shares)				(millions of shares)

Balance as of December 31	8,019	(3,863)	4,156		8,019	(3,818)	4,201
Acquisitions	-	(9)	(9)		-	(32)	(32)
Dispositions	-	-	-		-	-	-
Balance as of June 30	8,019	(3,872)	4,147		8,019	(3,850)	4,169

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

Other Contingencies

The Corporation and certain of its consolidated subsidiaries were contingently liable at June 30, 2016, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	As of June 30, 2016
	Equity	Other
	Company	Third Party
	Obligations (1)	Obligations	Total
	(millions of dollars)
Guarantees
Debt-related	104	38	142
Other	2,512	4,307	6,819
Total	2,616	4,345	6,961

(1) ExxonMobil share

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation's outstanding unconditional purchase obligations at June 30, 2016, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

An affiliate of ExxonMobil is one of the Contractors under a Production Sharing Contract (PSC) with the Nigerian National Petroleum Corporation (NNPC) covering the Erha block located in the offshore waters of Nigeria. ExxonMobil's affiliate is the operator of the block and owns a 56.25 percent interest under the PSC. The Contractors are in dispute with NNPC regarding NNPC's lifting of crude oil in excess of its entitlement under the terms of the PSC. In accordance with the terms of the PSC, the Contractors initiated arbitration in Abuja, Nigeria, under the Nigerian Arbitration and Conciliation Act. On October 24, 2011, a three-member arbitral Tribunal issued an award upholding the Contractors' position in all material respects and awarding damages to the Contractors jointly in an amount of approximately $1.8 billion plus $234 million in accrued interest. The Contractors petitioned a Nigerian federal court for enforcement of the award, and NNPC petitioned the same court to have the award set aside. On May 22, 2012, the court set aside the award. The Contractors appealed that judgment to the Court of Appeal, Abuja Judicial Division. On July 22, 2016, the Court of Appeal upheld the decision of the lower court setting aside the award. ExxonMobil expects that the Contractors will appeal the decision to the Supreme Court of Nigeria. In June 2013, the Contractors filed a lawsuit against NNPC in the Nigerian federal high court in order to preserve their ability to seek enforcement of the PSC in the courts if necessary. In October 2014, the Contractors filed suit in the United States District Court for the Southern District of New York to enforce, if necessary, the arbitration award against NNPC assets residing within that jurisdiction. NNPC has moved to dismiss the lawsuit. Proceedings in the Southern District of New York are currently stayed. At this time, the net impact of this matter on the Corporation's consolidated financial results cannot be reasonably estimated. However, regardless of the outcome of enforcement proceedings, the Corporation does not expect the proceedings to have a material effect upon the Corporation's operations or financial condition.

4.     Other Comprehensive Income Information

	Cumulative	Post-
	Foreign	retirement	Unrealized
	Exchange	Benefits	Change in
ExxonMobil Share of Accumulated Other	Translation	Reserves	Stock
Comprehensive Income	Adjustment	Adjustment	Investments	Total
	(millions of dollars)

Balance as of December 31, 2014	(5,952)	(12,945)	(60)	(18,957)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(3,873)	620	19	(3,234)
Amounts reclassified from accumulated other
comprehensive income	-	686	12	698
Total change in accumulated other comprehensive income	(3,873)	1,306	31	(2,536)
Balance as of June 30, 2015	(9,825)	(11,639)	(29)	(21,493)

Balance as of December 31, 2015	(14,170)	(9,341)	-	(23,511)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	2,209	(6)	-	2,203
Amounts reclassified from accumulated other
comprehensive income	-	564	-	564
Total change in accumulated other comprehensive income	2,209	558	-	2,767
Balance as of June 30, 2016	(11,961)	(8,783)	-	(20,744)

	Three Months Ended		Six Months Ended
Amounts Reclassified Out of Accumulated Other	June 30,		June 30,
Comprehensive Income - Before-tax Income/(Expense)	2016	2015	2016	2015
	(millions of dollars)

Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs (1)	(419)	(507)	(833)	(1,018)
Realized change in fair value of stock investments included in
net income (Statement of Income line: Other income)	-	(6)	-	(18)

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 6 – Pension and Other Postretirement Benefits for additional details.)

	Three Months Ended		Six Months Ended
Income Tax (Expense)/Credit For	June 30,		June 30,
Components of Other Comprehensive Income	2016	2015	2016	2015
	(millions of dollars)

Foreign exchange translation adjustment	14	(25)	3	65
Postretirement benefits reserves adjustment
(excluding amortization)	(49)	75	31	(302)
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	(127)	(150)	(252)	(310)
Unrealized change in fair value of stock investments	-	(10)	-	(11)
Realized change in fair value of stock investments
included in net income	-	(2)	-	(6)
Total	(162)	(112)	(218)	(564)

5.     Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Earnings per common share
Net income attributable to ExxonMobil (millions of dollars)	1,700	4,190	3,510	9,130

Weighted average number of common shares
outstanding (millions of shares)	4,178	4,200	4,178	4,205

Earnings per common share (dollars) (1)	0.41	1.00	0.84	2.17

(1) The calculation of earnings per common share and earnings per common share – assuming dilution are the same in each period shown.

6.     Pension and Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

	(millions of dollars)
Components of net benefit cost
Pension Benefits - U.S.
Service cost	204	199	406	394
Interest cost	198	197	396	393
Expected return on plan assets	(181)	(207)	(363)	(414)
Amortization of actuarial loss/(gain) and prior
service cost	125	136	249	274
Net pension enhancement and
curtailment/settlement cost	111	117	222	234
Net benefit cost	457	442	910	881

Pension Benefits - Non-U.S.
Service cost	150	172	299	348
Interest cost	217	212	430	430
Expected return on plan assets	(239)	(273)	(474)	(551)
Amortization of actuarial loss/(gain) and prior
service cost	153	208	301	419
Net benefit cost	281	319	556	646

Other Postretirement Benefits
Service cost	42	48	77	85
Interest cost	84	83	173	173
Expected return on plan assets	(6)	(7)	(12)	(14)
Amortization of actuarial loss/(gain) and prior
service cost	30	46	61	91
Net benefit cost	150	170	299	335

7.     Financial Instruments

The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. The estimated fair value of total long-term debt, excluding capitalized lease obligations, was $29,547 million at June 30, 2016, and $18,854 million at December 31, 2015, as compared to recorded book values of $28,247 million at June 30, 2016, and $18,687 million at December 31, 2015. The increase in the estimated fair value and book value of long-term debt reflects the Corporation’s issuance of $12.0 billion of long-term debt in the first quarter of 2016. The $12.0 billion of long‑term debt is comprised of $750 million of floating-rate notes due in 2018, $250 million of floating-rate notes due in 2019, $1,000 million of 1.439% notes due in 2018, $1,250 million of 1.708% notes due in 2019, $2,500 million of 2.222% notes due in 2021, $1,250 million of 2.726% notes due in 2023, $2,500 million of 3.043% notes due in 2026 and $2,500 million of 4.114% notes due in 2046.

The fair value of long-term debt by hierarchy level at June 30, 2016, is: Level 1 $29,366 million; Level 2 $119 million; and Level 3 $62 million. Level 1 represents quoted prices in active markets. Level 2 includes debt whose fair value is based upon a publicly available index. Level 3 involves using internal data augmented by relevant market indicators if available.

8.     Disclosures about Segments and Related Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Earnings After Income Tax	(millions of dollars)
Upstream
United States	(514)	(47)	(1,346)	(99)
Non-U.S.	808	2,078	1,564	4,985
Downstream
United States	412	412	599	979
Non-U.S.	413	1,094	1,132	2,194
Chemical
United States	509	735	1,090	1,340
Non-U.S.	708	511	1,482	888
All other	(636)	(593)	(1,011)	(1,157)
Corporate total	1,700	4,190	3,510	9,130

Sales and Other Operating Revenue (1)
Upstream
United States	1,771	2,231	3,221	4,356
Non-U.S.	3,175	4,386	6,194	8,508
Downstream
United States	14,538	20,794	26,051	39,183
Non-U.S.	30,229	36,496	55,166	69,658
Chemical
United States	2,518	2,788	4,903	5,580
Non-U.S.	4,122	4,663	7,921	8,829
All other	7	2	9	4
Corporate total	56,360	71,360	103,465	136,118

(1) Includes sales-based taxes

Intersegment Revenue
Upstream
United States	917	1,224	1,723	2,404
Non-U.S.	4,989	6,086	8,442	10,943
Downstream
United States	2,892	3,549	5,282	6,625
Non-U.S.	4,541	6,527	8,611	11,800
Chemical
United States	1,786	2,134	3,190	3,907
Non-U.S.	1,078	1,362	2,030	2,683
All other	56	70	114	138

9.      Accounting for Suspended Exploratory Well Costs

For the category of exploratory well costs at year-end 2015 that were suspended more than one year, a total of $111 million was expensed in the first six months of 2016.

EXXON MOBIL CORPORATION

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Second Quarter		First Six Months
Earnings (U.S. GAAP)	2016	2015	2016	2015
	(millions of dollars)
Upstream
United States	(514)	(47)	(1,346)	(99)
Non-U.S.	808	2,078	1,564	4,985
Downstream
United States	412	412	599	979
Non-U.S.	413	1,094	1,132	2,194
Chemical
United States	509	735	1,090	1,340
Non-U.S.	708	511	1,482	888
Corporate and financing	(636)	(593)	(1,011)	(1,157)
Net income attributable to ExxonMobil (U.S. GAAP)	1,700	4,190	3,510	9,130

Earnings per common share (dollars)	0.41	1.00	0.84	2.17

Earnings per common share - assuming dilution (dollars)	0.41	1.00	0.84	2.17

References in this discussion to corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the consolidated income statement. Unless otherwise indicated, references to earnings, Upstream, Downstream, Chemical and Corporate and Financing segment earnings, and earnings per share are ExxonMobil's share after excluding amounts attributable to noncontrolling interests.

REVIEW OF SECOND QUARTER 2016 RESULTS

ExxonMobil’s second quarter 2016 earnings were $1.7 billion, or $0.41 per diluted share, compared with $4.2 billion a year earlier. The results reflect sharply lower commodity prices, weaker refining margins and continued strength in the Chemical segment.

While our financial results reflect a volatile industry environment, ExxonMobil remains focused on business fundamentals, cost discipline and advancing selective new investments across the value chain to extend our competitive advantage. The corporation benefits from scale and integration, which provide the financial flexibility to invest in attractive opportunities and grow long-term shareholder value.

Earnings in the first six months of 2016 were $3.5 billion, down $5.6 billion, or 62 percent, from 2015.

Earnings per share assuming dilution were $0.84.

Capital and exploration expenditures were $10.3 billion, down 36 percent from 2015.

Oil-equivalent production was unchanged at 4.1 million oil-equivalent barrels per day, with liquids up 6.6 percent and natural gas down 6.7 percent.

The corporation distributed $6.2 billion in dividends to shareholders.

	Second Quarter		First Six Months
	2016	2015	2016	2015
	(millions of dollars)
Upstream earnings
United States	(514)	(47)	(1,346)	(99)
Non-U.S.	808	2,078	1,564	4,985
Total	294	2,031	218	4,886

Upstream earnings were $294 million in the second quarter of 2016, down $1,737 million from the second quarter of 2015. Lower liquids and gas realizations decreased earnings by $2.2 billion, while volume and mix effects increased earnings by $50 million. All other items, including lower expenses, the absence of a one-time deferred income tax impact related to the tax rate increase in Alberta, Canada, and favorable foreign exchange effects increased earnings by $450 million.

On an oil‑equivalent basis, production was essentially flat with the second quarter of 2015. Liquids production totaled 2.3 million barrels per day, up 39,000 barrels per day. Project ramp‑up was partly offset by field decline and downtime mainly in Canada and Nigeria. Natural gas production was 9.8 billion cubic feet per day, down 366 million cubic feet per day from 2015 including field decline and divestment impacts.

U.S. Upstream earnings declined $467 million from the second quarter of 2015 to a loss of $514 million in the second quarter of 2016. Non‑U.S. Upstream earnings were $808 million, down $1,270 million from the prior year.

Upstream earnings were $218 million, down $4,668 million from the first half of 2015. Lower realizations decreased earnings by $4.9 billion. Favorable volume and mix effects increased earnings by $20 million. All other items increased earnings by $180 million, primarily due to lower expenses partly offset by the absence of asset management gains.

On an oil‑equivalent basis, production of 4.1 million barrels per day was flat compared to the first half of 2015. Liquids production of 2.4 million barrels per day increased 150,000 barrels per day, with project ramp‑up partly offset by field decline and downtime mainly from the Canadian wildfires. Natural gas production of 10.2 billion cubic feet per day decreased 730 million cubic feet per day from 2015 largely due to regulatory restrictions in the Netherlands, field decline and divestment impacts.

U.S. Upstream earnings declined $1,247 million from 2015 to a loss of $1,346 million in 2016. Earnings outside the U.S. were $1,564 million, down $3,421 million from the prior year.

	Second Quarter	First Six Months
Upstream additional information	(thousands of barrels daily)
Volumes reconciliation (Oil-equivalent production)(1)
2015	3,979	4,113
Entitlements - Net interest	7	6
Entitlements - Price / Spend / Other	9	22
Quotas	-	-
Divestments	(39)	(40)
Growth / Other	1	40
2016	3,957	4,141

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

	Second Quarter		First Six Months
	2016	2015	2016	2015
	(millions of dollars)
Downstream earnings
United States	412	412	599	979
Non-U.S.	413	1,094	1,132	2,194
Total	825	1,506	1,731	3,173

Downstream earnings were $825 million, down $681 million from the second quarter of 2015. Weaker refining margins decreased earnings by $850 million while favorable volume and mix effects increased earnings by $130 million. All other items increased earnings by $40 million, including lower maintenance expenses partly offset by unfavorable foreign exchange effects. Petroleum product sales of 5.5 million barrels per day were 237,000 barrels per day lower than the prior year due in part to asset management activity.

Earnings from the U.S. Downstream were $412 million, flat with the second quarter of 2015. Non‑U.S. Downstream earnings of $413 million were $681 million lower than last year.

Downstream earnings of $1,731 million for the first six months of 2016 decreased $1,442 million from 2015. Weaker refining margins decreased earnings by $1.7 billion, while volume and mix effects increased earnings by $150 million. All other items increased earnings by $130 million, mainly reflecting lower maintenance expense. Petroleum product sales of 5.4 million barrels per day were 358,000 barrels per day lower than 2015 due in part to asset management activity.

U.S. Downstream earnings were $599 million, a decrease of $380 million from 2015. Non‑U.S. Downstream earnings were $1,132 million, down $1,062 million from the prior year.

	Second Quarter		First Six Months
	2016	2015	2016	2015
	(millions of dollars)
Chemical earnings
United States	509	735	1,090	1,340
Non-U.S.	708	511	1,482	888
Total	1,217	1,246	2,572	2,228

Chemical earnings of $1,217 million were $29 million lower than the second quarter of 2015. Margins increased earnings by $150 million. Volume and mix effects increased earnings by $70 million. All other items decreased earnings by $250 million, due to the absence of asset management gains in the U.S. partly offset by lower expenses. Second quarter prime product sales of 6.3 million metric tons were 232,000 metric tons higher than the prior year's second quarter.

U.S. Chemical earnings were $509 million, down $226 million from the second quarter of 2015 reflecting the absence of asset management gains. Non‑U.S. Chemical earnings of $708 million were $197 million higher than last year.

Chemical earnings of $2,572 million for the first six months of 2016 increased $344 million from 2015. Stronger margins increased earnings by $380 million. Favorable volume and mix effects increased earnings by $170 million. All other items decreased earnings by $210 million, including the absence of asset management gains in the U.S. partly offset by lower expenses. Prime product sales of 12.5 million metric tons were up 336,000 metric tons from 2015.

U.S. Chemical earnings were $1,090 million, down $250 million from the first half 2015 reflecting the absence of asset management gains. Non‑U.S. Chemical earnings of $1,482 million were $594 million higher than last year.

	Second Quarter		First Six Months
	2016	2015	2016	2015
	(millions of dollars)

Corporate and financing earnings	(636)	(593)	(1,011)	(1,157)

Corporate and financing expenses were $636 million for the second quarter of 2016, compared to $593 million in the second quarter of 2015.

Corporate and financing expenses were $1,011 million in the first six months of 2016 compared to $1,157 million in 2015, with the decrease due mainly to net favorable tax‑related items.

LIQUIDITY AND CAPITAL RESOURCES

	Second Quarter		First Six Months
	2016	2015	2016	2015
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			9,331	16,790
Investing activities			(7,496)	(12,843)
Financing activities			(1,251)	(4,048)
Effect of exchange rate changes			69	(172)
Increase/(decrease) in cash and cash equivalents			653	(273)

Cash and cash equivalents (at end of period)			4,358	4,343
Cash and cash equivalents – restricted (at end of period)			-	35
Total cash and cash equivalents (at end of period)			4,358	4,378

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	4,519	8,792	9,331	16,790
Proceeds associated with sales of subsidiaries, property,
plant & equipment, and sales and returns of investments	1,029	629	1,206	1,113
Cash flow from operations and asset sales	5,548	9,421	10,537	17,903

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

Cash flow from operations and asset sales in the second quarter of 2016 was $5.5 billion, including asset sales of $1 billion, a decrease of $3.9 billion from the comparable 2015 period primarily due to lower earnings.

Cash provided by operating activities totaled $9.3 billion for the first six months of 2016, $7.5 billion lower than 2015. The major source of funds was net income including noncontrolling interests of $3.5 billion, a decrease of $5.9 billion from the prior year period. The adjustment for the noncash provision of $9.6 billion for depreciation and depletion increased by $0.8 billion. Changes in operational working capital decreased cash flows by $1.7 billion in 2016 and $1.5 billion in 2015. All other items net decreased cash by $2.0 billion in 2016 and increased cash by $0.2 billion in 2015. For additional details, see the Condensed Consolidated Statement of Cash Flows on page 6.

Investing activities for the first six months of 2016 used net cash of $7.5 billion, a decrease of $5.3 billion compared to the prior year. Spending for additions to property, plant and equipment of $8.9 billion was $5.1 billion lower than 2015. Proceeds from asset sales of $1.2 billion increased $0.1 billion.

Cash flow from operations and asset sales in the first six months of 2016 was $10.5 billion, including asset sales of $1.2 billion, and decreased $7.4 billion from the comparable 2015 period primarily due to lower earnings.

During the first quarter of 2016, the Corporation issued $12.0 billion of long-term debt and used part of the proceeds to reduce short-term debt. Net cash used by financing activities was $1.3 billion in the first six months of 2016, $2.8 billion lower than 2015 reflecting the 2016 debt issuance and a lower level of purchases of shares of ExxonMobil stock in 2016.

During the first six months of 2016, Exxon Mobil Corporation purchased 9 million shares of its common stock for the treasury at a gross cost of $0.7 billion. These purchases were made to acquire shares in conjunction with the company’s benefit plans and programs. Shares outstanding decreased from 4,156 million at year-end to 4,147 million at the end of the second quarter 2016. Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed to shareholders a total of $3.1 billion in the second quarter of 2016 through dividends.

Total cash and cash equivalents of $4.4 billion at the end of the second quarter of 2016 was the same as at the end of the second quarter of 2015.

Total debt of $44.5 billion compared to $38.7 billion at year-end 2015. The Corporation's debt to total capital ratio was 20.1 percent at the end of the second quarter of 2016 compared to 18.0 percent at year-end 2015.

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

Litigation and other contingencies are discussed in Note 3 to the unaudited condensed consolidated financial statements.

TAXES

	Second Quarter		First Six Months
	2016	2015	2016	2015
	(millions of dollars)

Income taxes	715	2,692	664	4,252
Effective income tax rate	40%	45%	31%	39%
Sales-based taxes	5,435	5,965	10,250	11,495
All other taxes and duties	7,291	7,595	14,022	14,869
Total	13,441	16,252	24,936	30,616

Income, sales-based and all other taxes and duties totaled $13.4 billion for the second quarter of 2016, a decrease of $2.8 billion from 2015. Income tax expense decreased by $2.0 billion to $0.7 billion reflecting lower pre-tax income. The effective income tax rate was 40 percent compared to 45 percent in the prior year period due to a higher share of earnings in lower tax jurisdictions. Sales-based taxes and all other taxes and duties decreased by $0.8 billion to $12.7 billion as a result of lower sales realizations.

Income, sales-based and all other taxes and duties totaled $24.9 billion for the first six months of 2016, a decrease of $5.7 billion from 2015. Income tax expense decreased by $3.6 billion to $0.7 billion as a result of lower earnings and a lower effective tax rate. The effective income tax rate was 31 percent compared to 39 percent in the prior year period due to a higher share of earnings in lower tax jurisdictions. Sales-based and all other taxes decreased by $2.1 billion to $24.3 billion as a result of lower sales realizations.

In the United States, the Corporation has various U.S. federal income tax positions at issue with the Internal Revenue Service (IRS) for tax years 2006-2011. The IRS has asserted penalties for all years associated with several of those positions. The Corporation has not recognized the penalties as an expense because, in the Corporation’s judgment, the IRS should not be able to sustain the penalty under applicable law. Unfavorable resolution of these issues would not have a materially adverse effect on the Corporation’s net income or liquidity. The IRS has not completed its audit of tax years after 2011.

CAPITAL AND EXPLORATION EXPENDITURES

	Second Quarter		First Six Months
	2016	2015	2016	2015
	(millions of dollars)

Upstream (including exploration expenses)	3,919	6,746	7,898	13,163
Downstream	642	627	1,170	1,248
Chemical	563	828	1,174	1,482
Other	34	60	43	72
Total	5,158	8,261	10,285	15,965

Capital and exploration expenditures in the second quarter of 2016 were $5.2 billion, down 38 percent from the second quarter of 2015.

Capital and exploration expenditures in the first six months of 2016 were $10.3 billion, down 36 percent from the first six months of 2015 due primarily to lower major project spending. Given recent efficiencies, market capture, and project selectivity, the Corporation anticipates a 2016 investment level below the $23.2 billion target that was referenced last quarter. Actual spending could vary depending on the progress of individual projects and property acquisitions.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the six months ended June 30, 2016, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2015.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of June 30, 2016. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As last reported in the Corporation’s Form 10-Q for the first quarter of 2016, in a matter related to the discharge of crude oil from the Pegasus Pipeline in Mayflower, Faulkner County, Arkansas, the Pipeline and Hazardous Materials Safety Administration (PHMSA) on October 1, 2015, issued a Final Order arising from a November 2013 Notice of Probable Violation alleging that ExxonMobil Pipeline Company (EMPCo) violated multiple federal Pipeline Safety Regulations. The Final Order imposed a penalty of $2,630,400, which EMPCo paid on April 21, 2016. On June 27, 2016, EMPCo filed an appeal with the U.S. Court of Appeals for the Fifth Circuit, contesting PHMSA’s regulatory findings and compliance order directives and seeking a refund of the penalty paid.

As reported in the Corporation’s Form 10-Q for the first quarter of 2016, in the civil action filed by the Illinois Attorney General and Will County State’s Attorney relating to an October 18, 2012, release of oil mist from a pressure relief valve associated with the coker unit at ExxonMobil Oil Corporation’s (EMOC) Joliet Refinery, the parties agreed to resolve and settle all remaining issues. The final consent order was approved and entered by the Will County Court on May 4, 2016, and EMOC has paid the $300,000 penalty and reimbursed $26,000 to the Illinois Environmental Protection Agency for expenses incurred. Additionally, EMOC is required to complete a coker unit project by December 31, 2018.

As last reported in the Corporation’s Form 10-Q for the first quarter of 2016, on April 1, 2016, EMOC and the South Coast Air Quality Management District (SCAQMD) of California agreed to settle all alleged violations resulting from a rapid overpressure that occurred at the Torrance Refinery’s electrostatic precipitators on February 18, 2015, which resulted in a release of catalyst dust into the air, as well as alleged violations resulting from the subsequent start-up of the fluid catalytic cracking unit. EMOC paid $4,712,500 ($2,356,250 in civil penalties and $2,356,250 to a Supplemental Environmental Project (SEP) fund set up by the SCAQMD) on April 13, 2016. Additionally, EMOC paid a penalty of $830,000 on June 20, 2016 (at the previously agreed-upon rate, and equally split between civil penalties and the SEP fund) related to the start-up process.

Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended June 30, 2016

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

April 2016	-		-
May 2016	-		-
June 2016	-		-
Total	-		-	(See Note 1)

During the second quarter, the Corporation did not purchase any shares of its common stock for the treasury.

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

EXXON MOBIL CORPORATION
Date: August 3, 2016	By:	/s/ DAVID S. ROSENTHAL
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