Form 10-Q
period 2016-09-30
EXXON MOBIL CORP
filed 2016-11-03
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2016
Common stock, without par value	4,146,693,326

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues and other income
Sales and other operating revenue (1)	56,767	65,679	160,232	201,797
Income from equity affiliates	1,103	1,783	3,478	6,125
Other income	807	(118)	1,368	1,153
Total revenues and other income	58,677	67,344	165,078	209,075
Costs and other deductions
Crude oil and product purchases	28,035	32,276	75,872	102,286
Production and manufacturing expenses	7,709	8,614	23,346	26,579
Selling, general and administrative expenses	2,736	2,967	7,975	8,511
Depreciation and depletion	4,605	4,542	14,191	13,293
Exploration expenses, including dry holes	327	324	1,127	1,005
Interest expense	106	78	258	251
Sales-based taxes (1)	5,437	5,813	15,687	17,308
Other taxes and duties	6,496	6,981	19,270	20,504
Total costs and other deductions	55,451	61,595	157,726	189,737
Income before income taxes	3,226	5,749	7,352	19,338
Income taxes	337	1,365	1,001	5,617
Net income including noncontrolling interests	2,889	4,384	6,351	13,721
Net income attributable to noncontrolling interests	239	144	191	351
Net income attributable to ExxonMobil	2,650	4,240	6,160	13,370

Earnings per common share (dollars)	0.63	1.01	1.47	3.18

Earnings per common share - assuming dilution (dollars)	0.63	1.01	1.47	3.18

Dividends per common share (dollars)	0.75	0.73	2.23	2.15

(1) Sales-based taxes included in sales and other
operating revenue	5,437	5,813	15,687	17,308

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income including noncontrolling interests	2,889	4,384	6,351	13,721
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	(107)	(4,023)	2,506	(8,379)
Postretirement benefits reserves adjustment
(excluding amortization)	34	484	25	1,111
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	278	367	859	1,075
Unrealized change in fair value of stock investments	-	7	-	26
Realized (gain)/loss from stock investments included in
net income	-	3	-	15
Total other comprehensive income	205	(3,162)	3,390	(6,152)
Comprehensive income including noncontrolling interests	3,094	1,222	9,741	7,569
Comprehensive income attributable to
noncontrolling interests	166	(175)	536	(422)
Comprehensive income attributable to ExxonMobil	2,928	1,397	9,205	7,991

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)

	Sept. 30,	Dec. 31,
	2016	2015
Assets
Current assets
Cash and cash equivalents	5,093	3,705
Notes and accounts receivable – net	20,388	19,875
Inventories
Crude oil, products and merchandise	10,981	12,037
Materials and supplies	4,361	4,208
Other current assets	2,122	2,798
Total current assets	42,945	42,623
Investments, advances and long-term receivables	35,553	34,245
Property, plant and equipment – net	251,923	251,605
Other assets, including intangibles – net	8,965	8,285
Total assets	339,386	336,758

Liabilities
Current liabilities
Notes and loans payable	17,239	18,762
Accounts payable and accrued liabilities	30,027	32,412
Income taxes payable	2,755	2,802
Total current liabilities	50,021	53,976
Long-term debt	28,916	19,925
Postretirement benefits reserves	21,019	22,647
Deferred income tax liabilities	34,857	36,818
Long-term obligations to equity companies	5,340	5,417
Other long-term obligations	22,223	21,165
Total liabilities	162,376	159,948

Commitments and contingencies (Note 3)

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	12,228	11,612
Earnings reinvested	409,284	412,444
Accumulated other comprehensive income	(20,466)	(23,511)
Common stock held in treasury
(3,872 million shares at September 30, 2016 and
3,863 million shares at December 31, 2015)	(230,449)	(229,734)
ExxonMobil share of equity	170,597	170,811
Noncontrolling interests	6,413	5,999
Total equity	177,010	176,810
Total liabilities and equity	339,386	336,758

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net income including noncontrolling interests	6,351	13,721
Depreciation and depletion	14,191	13,293
Changes in operational working capital, excluding cash and debt	(2,386)	(1,037)
All other items – net	(3,470)	(13)
Net cash provided by operating activities	14,686	25,964

Cash flows from investing activities
Additions to property, plant and equipment	(12,276)	(20,354)
Proceeds associated with sales of subsidiaries, property, plant and
equipment, and sales and returns of investments	2,182	1,604
Additional investments and advances	(1,398)	(412)
Other investing activities – net	761	662
Net cash used in investing activities	(10,731)	(18,500)

Cash flows from financing activities
Additions to long-term debt	11,964	8,028
Reductions in long-term debt	-	(18)
Additions/(reductions) in short-term debt – net	(286)	(475)
Additions/(reductions) in commercial paper, and debt with three
months or less maturity (1)	(4,062)	(2,537)
Cash dividends to ExxonMobil shareholders	(9,320)	(9,036)
Cash dividends to noncontrolling interests	(122)	(127)
Common stock acquired	(727)	(3,285)
Common stock sold	6	-
Net cash used in financing activities	(2,547)	(7,450)
Effects of exchange rate changes on cash	(20)	(334)
Increase/(decrease) in cash and cash equivalents	1,388	(320)
Cash and cash equivalents at beginning of period	3,705	4,616
Cash and cash equivalents at end of period	5,093	4,296

Supplemental Disclosures
Income taxes paid	3,049	5,594
Cash interest paid	709	459

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

(1) Includes a net addition of commercial paper with a maturity of over three months of $1.0 billion in 2016 and $2.8 billion in 2015. The gross amount of commercial paper with a maturity of over three months issued was $2.9 billion in 2016 and $7.7 billion in 2015, while the gross amount repaid was $1.9 billion in 2016 and $4.9 billion in 2015.

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)

	ExxonMobil Share of Equity
			Accumulated
			Other	Common
			Compre-	Stock	ExxonMobil	Non-
	Common	Earnings	hensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity

Balance as of December 31, 2014	10,792	408,384	(18,957)	(225,820)	174,399	6,665	181,064
Amortization of stock-based awards	647	-	-	-	647	-	647
Tax benefits related to stock-based
awards	9	-	-	-	9	-	9
Other	(5)	-	-	-	(5)	-	(5)
Net income for the period	-	13,370	-	-	13,370	351	13,721
Dividends – common shares	-	(9,036)	-	-	(9,036)	(127)	(9,163)
Other comprehensive income	-	-	(5,379)	-	(5,379)	(773)	(6,152)
Acquisitions, at cost	-	-	-	(3,285)	(3,285)	-	(3,285)
Dispositions	-	-	-	3	3	-	3
Balance as of September 30, 2015	11,443	412,718	(24,336)	(229,102)	170,723	6,116	176,839

Balance as of December 31, 2015	11,612	412,444	(23,511)	(229,734)	170,811	5,999	176,810
Amortization of stock-based awards	612	-	-	-	612	-	612
Tax benefits related to stock-based
awards	11	-	-	-	11	-	11
Other	(7)	-	-	-	(7)	-	(7)
Net income for the period	-	6,160	-	-	6,160	191	6,351
Dividends – common shares	-	(9,320)	-	-	(9,320)	(122)	(9,442)
Other comprehensive income	-	-	3,045	-	3,045	345	3,390
Acquisitions, at cost	-	-	-	(727)	(727)	-	(727)
Dispositions	-	-	-	12	12	-	12
Balance as of September 30, 2016	12,228	409,284	(20,466)	(230,449)	170,597	6,413	177,010

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
		Held in				Held in
Common Stock Share Activity	Issued	Treasury	Outstanding		Issued	Treasury	Outstanding
	(millions of shares)				(millions of shares)

Balance as of December 31	8,019	(3,863)	4,156		8,019	(3,818)	4,201
Acquisitions	-	(9)	(9)		-	(38)	(38)
Dispositions	-	-	-		-	-	-
Balance as of September 30	8,019	(3,872)	4,147		8,019	(3,856)	4,163

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

Effective September 30, 2016, the Corporation early adopted Accounting Standard Update no. 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes on a prospective basis. This update eliminates the requirement to classify deferred tax assets and liabilities as current and noncurrent, and instead requires all deferred tax assets and liabilities to be classified as noncurrent. The balance sheet classification of deferred income tax is shown below.

	Sept. 30,	Dec. 31,
	2016	2015
	(millions of dollars)
Balance sheet classification: deferred tax (assets)/liabilities
Other current assets	-	(1,329)
Other assets, including intangibles - net	(4,334)	(3,421)
Accounts payable and accrued liabilities	-	546
Deferred income tax liabilities	34,857	36,818
Net deferred tax liabilities	30,523	32,614

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

Other Contingencies

The Corporation and certain of its consolidated subsidiaries were contingently liable at September 30, 2016, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	As of September 30, 2016
	Equity	Other
	Company	Third Party
	Obligations (1)	Obligations	Total
	(millions of dollars)
Guarantees
Debt-related	126	35	161
Other	2,418	4,208	6,626
Total	2,544	4,243	6,787

(1) ExxonMobil share

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. The Corporation's outstanding unconditional purchase obligations at September 30, 2016, were similar to those at the prior year-end period. Unconditional purchase obligations as defined by accounting standards are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services.

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

An affiliate of ExxonMobil is one of the Contractors under a Production Sharing Contract (PSC) with the Nigerian National Petroleum Corporation (NNPC) covering the Erha block located in the offshore waters of Nigeria. ExxonMobil's affiliate is the operator of the block and owns a 56.25 percent interest under the PSC. The Contractors are in dispute with NNPC regarding NNPC's lifting of crude oil in excess of its entitlement under the terms of the PSC. In accordance with the terms of the PSC, the Contractors initiated arbitration in Abuja, Nigeria, under the Nigerian Arbitration and Conciliation Act. On October 24, 2011, a three-member arbitral Tribunal issued an award upholding the Contractors' position in all material respects and awarding damages to the Contractors jointly in an amount of approximately $1.8 billion plus $234 million in accrued interest. The Contractors petitioned a Nigerian federal court for enforcement of the award, and NNPC petitioned the same court to have the award set aside. On May 22, 2012, the court set aside the award. The Contractors appealed that judgment to the Court of Appeal, Abuja Judicial Division. On July 22, 2016, the Court of Appeal upheld the decision of the lower court setting aside the award. On October 21, 2016, the Contractors appealed the decision to the Supreme Court of Nigeria. In June 2013, the Contractors filed a lawsuit against NNPC in the Nigerian federal high court in order to preserve their ability to seek enforcement of the PSC in the courts if necessary. In October 2014, the Contractors filed suit in the United States District Court for the Southern District of New York to enforce, if necessary, the arbitration award against NNPC assets residing within that jurisdiction. NNPC has moved to dismiss the lawsuit. The stay in the proceedings in the Southern District of New York has been lifted. At this time, the net impact of this matter on the Corporation's consolidated financial results cannot be reasonably estimated. However, regardless of the outcome of enforcement proceedings, the Corporation does not expect the proceedings to have a material effect upon the Corporation's operations or financial condition.

4.     Other Comprehensive Income Information

	Cumulative	Post-
	Foreign	retirement	Unrealized
	Exchange	Benefits	Change in
ExxonMobil Share of Accumulated Other	Translation	Reserves	Stock
Comprehensive Income	Adjustment	Adjustment	Investments	Total
	(millions of dollars)

Balance as of December 31, 2014	(5,952)	(12,945)	(60)	(18,957)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(7,497)	1,036	26	(6,435)
Amounts reclassified from accumulated other
comprehensive income	-	1,041	15	1,056
Total change in accumulated other comprehensive income	(7,497)	2,077	41	(5,379)
Balance as of September 30, 2015	(13,449)	(10,868)	(19)	(24,336)

Balance as of December 31, 2015	(14,170)	(9,341)	-	(23,511)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	2,189	23	-	2,212
Amounts reclassified from accumulated other
comprehensive income	-	833	-	833
Total change in accumulated other comprehensive income	2,189	856	-	3,045
Balance as of September 30, 2016	(11,981)	(8,485)	-	(20,466)

	Three Months Ended		Nine Months Ended
Amounts Reclassified Out of Accumulated Other	September 30,		September 30,
Comprehensive Income - Before-tax Income/(Expense)	2016	2015	2016	2015
	(millions of dollars)

Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs (1)	(415)	(534)	(1,248)	(1,552)
Realized change in fair value of stock investments included in
net income (Statement of Income line: Other income)	-	(5)	-	(23)

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 6 – Pension and Other Postretirement Benefits for additional details.)

	Three Months Ended		Nine Months Ended
Income Tax (Expense)/Credit For	September 30,		September 30,
Components of Other Comprehensive Income	2016	2015	2016	2015
	(millions of dollars)

Foreign exchange translation adjustment	(9)	82	(6)	147
Postretirement benefits reserves adjustment
(excluding amortization)	(11)	(225)	20	(527)
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	(137)	(167)	(389)	(477)
Unrealized change in fair value of stock investments	-	(3)	-	(14)
Realized change in fair value of stock investments
included in net income	-	(2)	-	(8)
Total	(157)	(315)	(375)	(879)

5.     Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Earnings per common share
Net income attributable to ExxonMobil (millions of dollars)	2,650	4,240	6,160	13,370

Weighted average number of common shares
outstanding (millions of shares)	4,178	4,190	4,178	4,201

Earnings per common share (dollars) (1)	0.63	1.01	1.47	3.18

(1) The calculation of earnings per common share and earnings per common share – assuming dilution are the same in each period shown.

6.     Pension and Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

	(millions of dollars)
Components of net benefit cost
Pension Benefits - U.S.
Service cost	200	231	606	625
Interest cost	198	196	594	589
Expected return on plan assets	(182)	(208)	(545)	(622)
Amortization of actuarial loss/(gain) and prior
service cost	124	137	373	411
Net pension enhancement and
curtailment/settlement cost	111	117	333	351
Net benefit cost	451	473	1,361	1,354

Pension Benefits - Non-U.S.
Service cost	131	170	430	518
Interest cost	206	206	636	636
Expected return on plan assets	(227)	(268)	(701)	(819)
Amortization of actuarial loss/(gain) and prior
service cost	151	198	452	617
Net pension enhancement and
curtailment/settlement cost	-	24	-	24
Net benefit cost	261	330	817	976

Other Postretirement Benefits
Service cost	38	42	115	127
Interest cost	85	86	258	259
Expected return on plan assets	(6)	(7)	(18)	(21)
Amortization of actuarial loss/(gain) and prior
service cost	29	46	90	137
Net benefit cost	146	167	445	502

7.     Financial Instruments

The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. The estimated fair value of total long-term debt, excluding capitalized lease obligations, was $28,834 million at September 30, 2016, and $18,854 million at December 31, 2015, as compared to recorded book values of $27,687 million at September 30, 2016, and $18,687 million at December 31, 2015. The increase in the estimated fair value and book value of long-term debt reflects the Corporation’s issuance of $12.0 billion of long-term debt in the first quarter of 2016. The $12.0 billion of long‑term debt is comprised of $750 million of floating-rate notes due in 2018, $250 million of floating-rate notes due in 2019, $1,000 million of 1.439% notes due in 2018, $1,250 million of 1.708% notes due in 2019, $2,500 million of 2.222% notes due in 2021, $1,250 million of 2.726% notes due in 2023, $2,500 million of 3.043% notes due in 2026 and $2,500 million of 4.114% notes due in 2046.

The fair value of long-term debt by hierarchy level at September 30, 2016, is: Level 1 $28,722 million; Level 2 $106 million; and Level 3 $6 million. Level 1 represents quoted prices in active markets. Level 2 includes debt whose fair value is based upon a publicly available index. Level 3 involves using internal data augmented by relevant market indicators if available.

8.     Disclosures about Segments and Related Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Earnings After Income Tax	(millions of dollars)
Upstream
United States	(477)	(442)	(1,823)	(541)
Non-U.S.	1,097	1,800	2,661	6,785
Downstream
United States	225	487	824	1,466
Non-U.S.	1,004	1,546	2,136	3,740
Chemical
United States	434	526	1,524	1,866
Non-U.S.	737	701	2,219	1,589
All other	(370)	(378)	(1,381)	(1,535)
Corporate total	2,650	4,240	6,160	13,370

Sales and Other Operating Revenue (1)
Upstream
United States	2,152	2,115	5,373	6,471
Non-U.S.	3,177	3,760	9,371	12,268
Downstream
United States	14,930	18,737	40,981	57,920
Non-U.S.	29,969	34,033	85,135	103,691
Chemical
United States	2,474	2,718	7,377	8,298
Non-U.S.	4,049	4,314	11,970	13,143
All other	16	2	25	6
Corporate total	56,767	65,679	160,232	201,797

(1) Includes sales-based taxes

Intersegment Revenue
Upstream
United States	875	982	2,598	3,386
Non-U.S.	4,401	5,266	12,843	16,209
Downstream
United States	2,775	3,075	8,057	9,700
Non-U.S.	4,903	5,424	13,514	17,224
Chemical
United States	1,615	1,858	4,805	5,765
Non-U.S.	1,043	1,380	3,073	4,063
All other	60	74	174	212

9.     Accounting for Suspended Exploratory Well Costs

For the category of exploratory well costs at year-end 2015 that were suspended more than one year, a total of $111 million was expensed in the first nine months of 2016.

10.  Acquisition of InterOil Corporation

On July 21, 2016, the Corporation entered into an agreement to acquire InterOil Corporation (IOC) for more than $2.5 billion. IOC is an exploration and production business with focus in Papua New Guinea. Consideration includes $2.1 billion of Exxon Mobil Corporation shares, a Contingent Resource Payment (CRP) and cash. The CRP provides IOC shareholders approximately $7.07 per share in cash for each incremental certified Trillion Cubic Feet Equivalent (TCFE) of resources above 6.2 up to 10.0. IOC’s assets include a receivable related to the same resource base for volumes in excess of 3.5 TCFE at amounts ranging from $0.24 - $0.40 per thousand cubic feet equivalent. Closing is pending the outcome of an appeal by an IOC shareholder of the Yukon Supreme Court decision approving the transaction.

EXXON MOBIL CORPORATION

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Third Quarter		First Nine Months
Earnings (U.S. GAAP)	2016	2015	2016	2015
	(millions of dollars)
Upstream
United States	(477)	(442)	(1,823)	(541)
Non-U.S.	1,097	1,800	2,661	6,785
Downstream
United States	225	487	824	1,466
Non-U.S.	1,004	1,546	2,136	3,740
Chemical
United States	434	526	1,524	1,866
Non-U.S.	737	701	2,219	1,589
Corporate and financing	(370)	(378)	(1,381)	(1,535)
Net income attributable to ExxonMobil (U.S. GAAP)	2,650	4,240	6,160	13,370

Earnings per common share (dollars)	0.63	1.01	1.47	3.18

Earnings per common share - assuming dilution (dollars)	0.63	1.01	1.47	3.18

References in this discussion to corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the consolidated income statement. Unless otherwise indicated, references to earnings, Upstream, Downstream, Chemical and Corporate and Financing segment earnings, and earnings per share are ExxonMobil's share after excluding amounts attributable to noncontrolling interests.

REVIEW OF THIRD QUARTER 2016 RESULTS

ExxonMobil’s third quarter 2016 earnings were $2.7 billion, or $0.63 per diluted share, compared with $4.2 billion a year earlier. Results reflect lower refining margins and commodity prices.

ExxonMobil’s integrated business continues to deliver solid results. While the operating environment remains challenging, the company continues to focus on capturing efficiencies, advancing strategic investments, and creating long-term shareholder value.

Earnings in the first nine months of 2016 were $6.2 billion, down $7.2 billion, or 54 percent, from 2015.

Earnings per share assuming dilution were $1.47.

Capital and exploration expenditures were $14.5 billion, down 39 percent from 2015.

Oil-equivalent production was essentially unchanged at 4 million oil-equivalent barrels per day, with liquids up 2.6 percent and natural gas down 4.4 percent.

The corporation distributed $9.3 billion in dividends to shareholders.

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(millions of dollars)
Upstream earnings
United States	(477)	(442)	(1,823)	(541)
Non-U.S.	1,097	1,800	2,661	6,785
Total	620	1,358	838	6,244

Upstream earnings were $620 million in the third quarter of 2016, down $738 million from the third quarter of 2015. Lower liquids and gas realizations decreased earnings by $880 million, while volume and mix effects increased earnings by $80 million. All other items, including lower expenses partly offset by unfavorable foreign exchange effects, increased earnings by $60 million.

On an oil-equivalent basis, production was down compared with the third quarter of 2015. Liquids production totaled 2.2 million barrels per day, down 120,000 barrels per day. Higher downtime, mainly in Nigeria, and field decline were partly offset by project start-ups. Natural gas production was 9.6 billion cubic feet per day, up 77 million cubic feet per day from 2015 as project start-ups more than offset field decline and divestment impacts.

U.S. Upstream earnings declined $35 million from the third quarter of 2015 to a loss of $477 million in the third quarter of 2016. Non-U.S. Upstream earnings were $1,097 million, down $703 million from the prior year.

Upstream earnings were $838 million, down $5,406 million from the first nine months of 2015. Lower realizations decreased earnings by $5.8 billion. Favorable volume and mix effects increased earnings by $130 million. All other items increased earnings by $260 million, primarily due to lower expenses partly offset by the absence of asset management gains.

On an oil-equivalent basis, production of 4 million barrels per day was essentially flat compared to the same period in 2015. Liquids production of 2.4 million barrels per day increased 59,000 barrels per day, with project start-ups partly offset by field decline, the Canadian wildfires, and downtime mainly in Nigeria. Natural gas production of 10 billion cubic feet per day decreased 458 million cubic feet per day from 2015 as regulatory restrictions in the Netherlands, field decline and divestment impacts were partly offset by project start-ups.

U.S. Upstream earnings declined $1,282 million from 2015 to a loss of $1,823 million in 2016. Earnings outside the U.S. were $2,661 million, down $4,124 million from the prior year.

	Third Quarter	First Nine Months
Upstream additional information	(thousands of barrels daily)
Volumes reconciliation (Oil-equivalent production)(1)
2015	3,918	4,047
Entitlements - Net Interest	12	7
Entitlements - Price / Spend / Other	(41)	1
Quotas	-	-
Divestments	(32)	(37)
Growth / Other	(46)	12
2016	3,811	4,030

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

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(millions of dollars)
Downstream earnings
United States	225	487	824	1,466
Non-U.S.	1,004	1,546	2,136	3,740
Total	1,229	2,033	2,960	5,206

Downstream earnings were $1,229 million, down $804 million from the third quarter of 2015. Weaker margins, mainly in refining, decreased earnings by $1.6 billion while favorable volume and mix effects increased earnings by $170 million. All other items increased earnings by $580 million, including lower maintenance expenses and gains from divestments in Canada. Petroleum product sales of 5.6 million barrels per day were 203,000 barrels per day lower than the prior year mainly due to divestment of the Torrance, California, and Chalmette, Louisiana, refineries.

Earnings from the U.S. Downstream were $225 million, down $262 million from the third quarter of 2015. Non-U.S. Downstream earnings of $1,004 million were $542 million lower than prior year.

Downstream earnings of $2,960 million in the first nine months of the year decreased $2,246 million from 2015. Weaker refining margins decreased earnings by $3.3 billion, while volume and mix effects increased earnings by $330 million. All other items increased earnings by $680 million, mainly reflecting lower maintenance expense and gains from divestments. Petroleum product sales of 5.5 million barrels per day were 306,000 barrels per day lower than 2015 mainly due to divestment of the Torrance and Chalmette refineries.

U.S. Downstream earnings were $824 million, a decrease of $642 million from 2015. Non-U.S. Downstream earnings were $2,136 million, down $1,604 million from the prior year.

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(millions of dollars)
Chemical earnings
United States	434	526	1,524	1,866
Non-U.S.	737	701	2,219	1,589
Total	1,171	1,227	3,743	3,455

Chemical earnings of $1,171 million were $56 million lower than the third quarter of 2015. Margins decreased earnings by $10 million. Volume and mix effects increased earnings by $20 million. All other items decreased earnings by $70 million due primarily to higher maintenance expenses. Third quarter prime product sales of 6.1 million metric tons were 51,000 metric tons higher than the prior year's third quarter.

U.S. Chemical earnings of $434 million were $92 million lower than the third quarter of 2015. Non-U.S. Chemical earnings of $737 million were $36 million higher than prior year.

Chemical earnings of $3,743 million in the first nine months of the year increased $288 million from 2015. Stronger margins increased earnings by $440 million. Favorable volume and mix effects increased earnings by $130 million. All other items decreased earnings by $280 million, including the absence of asset management gains in the U.S. partly offset by lower expenses. Prime product sales of 18.6 million metric tons were up 387,000 metric tons from 2015.

U.S. Chemical earnings were $1,524 million, down $342 million from the first nine months of 2015 reflecting the absence of asset management gains. Non-U.S. Chemical earnings of $2,219 million were $630 million higher than prior year.

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(millions of dollars)

Corporate and financing earnings	(370)	(378)	(1,381)	(1,535)

Corporate and financing expenses were $370 million for the third quarter of 2016, compared to $378 million in the third quarter of 2015.

Corporate and financing expenses were $1,381 million in the first nine months of 2016, compared to $1,535 million in 2015.

LIQUIDITY AND CAPITAL RESOURCES

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			14,686	25,964
Investing activities			(10,731)	(18,500)
Financing activities			(2,547)	(7,450)
Effect of exchange rate changes			(20)	(334)
Increase/(decrease) in cash and cash equivalents			1,388	(320)

Cash and cash equivalents (at end of period)			5,093	4,296

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	5,355	9,174	14,686	25,964
Proceeds associated with sales of subsidiaries, property,
plant & equipment, and sales and returns of investments	976	491	2,182	1,604
Cash flow from operations and asset sales	6,331	9,665	16,868	27,568

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

Cash flow from operations and asset sales in the third quarter of 2016 was $6.3 billion, including asset sales of $1.0 billion, a decrease of $3.3 billion from the comparable 2015 period primarily due to lower earnings.

Cash provided by operating activities totaled $14.7 billion for the first nine months of 2016, $11.3 billion lower than 2015. The major source of funds was net income including noncontrolling interests of $6.4 billion, a decrease of $7.4 billion from the prior year period. The adjustment for the noncash provision of $14.2 billion for depreciation and depletion increased by $0.9 billion. Changes in operational working capital decreased cash flows by $2.4 billion in 2016 and $1.0 billion in 2015. All other items net decreased cash flows by $3.5 billion in 2016 and had no impact on cash in 2015. For additional details, see the Condensed Consolidated Statement of Cash Flows on page 6.

Investing activities for the first nine months of 2016 used net cash of $10.7 billion, a decrease of $7.8 billion compared to the prior year. Spending for additions to property, plant and equipment of $12.3 billion was $8.1 billion lower than 2015. Proceeds from asset sales of $2.2 billion increased $0.6 billion. Additional investment and advances were $1.4 billion, an increase of $1.0 billion.

Cash flow from operations and asset sales in the first nine months of 2016 was $16.9 billion, including asset sales of $2.2 billion, and decreased $10.7 billion from the comparable 2015 period primarily due to lower earnings.

During the first quarter of 2016, the Corporation issued $12.0 billion of long-term debt and used part of the proceeds to reduce short-term debt. Net cash used by financing activities was $2.5 billion in the first nine months of 2016, $4.9 billion lower than 2015 reflecting the 2016 debt issuance and a lower level of purchases of shares of ExxonMobil stock in 2016.

During the first nine months of 2016, Exxon Mobil Corporation purchased 9 million shares of its common stock for the treasury at a gross cost of $0.7 billion. These purchases were made to acquire shares in conjunction with the company’s benefit plans and programs. Shares outstanding decreased from 4,156 million at year-end to 4,147 million at the end of the third quarter 2016. Purchases may be made in both the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed to shareholders a total of $9.3 billion in the first nine months of 2016 through dividends. This included $3.1 billion for the third quarter of 2016.

Total cash and cash equivalents of $5.1 billion at the end of the third quarter of 2016 compared to $4.3 billion at the end of the third quarter of 2015.

Total debt of $46.2 billion compared to $38.7 billion at year-end 2015. The Corporation's debt to total capital ratio was 20.7 percent at the end of the third quarter of 2016 compared to 18.0 percent at year-end 2015.

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

Litigation and other contingencies are discussed in Note 3 to the unaudited condensed consolidated financial statements.

TAXES

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(millions of dollars)

Income taxes	337	1,365	1,001	5,617
Effective income tax rate	20%	32%	26%	37%
Sales-based taxes	5,437	5,813	15,687	17,308
All other taxes and duties	7,054	7,585	21,076	22,454
Total	12,828	14,763	37,764	45,379

Income, sales-based and all other taxes and duties totaled $12.8 billion for the third quarter of 2016, a decrease of $1.9 billion from 2015. Income tax expense decreased by $1.0 billion to $0.3 billion reflecting lower pre-tax income. The effective income tax rate was 20 percent compared to 32 percent in the prior year period due to a higher share of earnings in lower tax jurisdictions. Sales-based taxes and all other taxes and duties decreased by $0.9 billion to $12.5 billion as a result of lower sales realizations.

Income, sales-based and all other taxes and duties totaled $37.8 billion for the first nine months of 2016, a decrease of $7.6 billion from 2015. Income tax expense decreased by $4.6 billion to $1.0 billion reflecting lower earnings. The effective income tax rate was 26 percent compared to 37 percent in the prior year period due to a higher share of earnings in lower tax jurisdictions. Sales-based and all other taxes decreased by $3.0 billion to $36.8 billion as a result of lower sales realizations.

In the United States, the Corporation has various U.S. federal income tax positions at issue with the Internal Revenue Service (IRS) for tax years 2006-2011. The IRS has asserted penalties for all years associated with several of those positions. The Corporation has not recognized the penalties as an expense because, in the Corporation’s judgment, the IRS should not be able to sustain the penalties under applicable law. The Corporation has filed a refund suit for tax years 2006-2009 in a U.S. federal district court with respect to the positions at issue for those years. Unfavorable resolution of all positions at issue with the IRS for 2006-2011 would not have a materially adverse effect on the Corporation’s net income or liquidity. The IRS has not completed its audit of tax years after 2011.

CAPITAL AND EXPLORATION EXPENDITURES

	Third Quarter		First Nine Months
	2016	2015	2016	2015
	(millions of dollars)

Upstream (including exploration expenses)	3,072	6,374	10,970	19,537
Downstream	589	586	1,759	1,834
Chemical	503	669	1,677	2,151
Other	26	41	69	113
Total	4,190	7,670	14,475	23,635

Capital and exploration expenditures in the third quarter of 2016 were $4.2 billion, down 45 percent from the third quarter of 2015.

Capital and exploration expenditures in the first nine months of 2016 were $14.5 billion, down 39 percent from the first nine months of 2015 due primarily to lower major project spending. Given continuing efficiencies, market capture, and project selectivity, the Corporation anticipates a 2016 investment level between $20 and $21 billion.

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

CRITICAL ACCOUNTING ESTIMATES

As disclosed in ExxonMobil’s 2015 Form 10-K, low crude oil and natural gas prices can impact the Corporation’s reserves as reported under Securities and Exchange Commission (SEC) rules. Average year-to-date crude prices have been significantly affected by the very low prices experienced during the first quarter of 2016, but have recovered considerably since that time. If the average prices seen during the first nine months of 2016 persist for the remainder of the year, under the SEC definition of proved reserves, certain quantities of oil, such as those associated with the Kearl oil sands operations in Canada, will not qualify as proved reserves at year-end 2016. In addition, if these average prices persist, the projected end-of-field-life for estimating reserves will accelerate for certain liquids and natural gas operations in North America, resulting in a reduction of proved reserves at year-end 2016. Quantities that could be required to be de-booked as proved reserves on an SEC basis amount to approximately 3.6 billion barrels of bitumen at Kearl, and about 1 billion oil-equivalent barrels in other North America operations. Among the factors that would result in these reserves being re-booked as proved reserves at some point in the future are a recovery in average price levels, a further decline in costs, and / or operating efficiencies. Under the terms of certain contractual arrangements or government royalty regimes, lower prices can also increase proved reserves attributable to ExxonMobil. We do not expect the de-booking of reported proved reserves under SEC definitions to affect the operation of the underlying projects or to alter our outlook for future production volumes.

In light of continued weakness in the upstream industry environment during 2016, and as part of its annual planning and budgeting process which is currently in progress, the Corporation will perform an assessment of its major long-lived assets, similar to the exercise undertaken in late 2015, including North America natural gas assets and certain other assets across the remainder of its operations. The assessment will reflect crude and natural gas price outlooks consistent with those that management uses to evaluate investment opportunities and generally consistent with the long-term price forecasts published by third-party industry and government experts. Development of future undiscounted cash flow estimates requires significant management judgment, particularly in cases where an asset’s life is expected to extend decades into the future. An asset group would be impaired if its estimated undiscounted cash flows were less than the asset’s carrying value, and impairment would be measured by the amount by which the carrying value exceeds fair value. The Corporation will complete its asset recoverability assessment and analyze the conclusions of that assessment in connection with the preparation and review of the Corporation’s year-end financial statements for inclusion in its 2016 Form 10-K. Until these activities are complete, it is not practicable to reasonably estimate the existence or range of potential future impairments related to the Corporation’s long-lived assets.

FORWARD-LOOKING STATEMENTS

Statements relating to future plans, projections, events or conditions are forward-looking statements. Actual financial and operating results, including project plans, costs, timing, and capacities; capital and exploration expenditures; asset carrying values; reported reserves; resource recoveries; and share purchase levels, could differ materially due to factors including: changes in oil or gas prices or other market or economic conditions affecting the oil and gas industry, including the scope and duration of economic recessions; the outcome of exploration and development efforts; changes in law or government regulation, including tax and environmental requirements; the impact of fiscal and commercial terms; changes in technical or operating conditions; and other factors discussed under the heading "Factors Affecting Future Results" in the “Investors” section of our website and in Item 1A of ExxonMobil's 2015 Form 10-K. Closing of pending acquisitions is also subject to satisfaction of the conditions precedent provided in the applicable agreement. We assume no duty to update these statements as of any future date.

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the nine months ended September 30, 2016, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2015.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of September 30, 2016. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Regarding the criminal charges filed against XTO Energy Inc. (XTO) by the Pennsylvania Attorney General’s Office pertaining to XTO’s Marquardt Well Site in Penn Township, Pennsylvania, reported most recently in the Corporation’s Form 10-Q for the first quarter of 2015, on August 3, 2016, the Lycoming County District Court entered an order approving an Accelerated Rehabilitative Disposition (ARD) settlement of the case. Consistent with the settlement, XTO contributed $100,000 to the Susquehanna Greenway Partnership for a project in the Lycoming County area, agreed to comply with the existing Environmental Protection Agency (EPA) consent decree, and paid a civil penalty of $300,000 to the Pennsylvania Department of Environmental Protection resolving all civil penalty claims. The ARD term expires two years from the date of the court’s order or upon satisfaction of the EPA consent decree, whichever is sooner. Upon successful completion of the ARD, all criminal charges will be dismissed and the record will be expunged.

Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On July 21, 2016, the Corporation entered into an Arrangement Agreement to acquire all of the issued and outstanding common stock of InterOil Corporation (IOC) in exchange for consideration including shares of Exxon Mobil Corporation common stock having a value at the time of closing of $45 for each IOC share. The value of the Corporation’s common stock for this purpose will be determined based on the Corporation’s volume-weighted average trading price over a 10-day period ending on the second trading date immediately preceding the closing date. As of the date of this filing the transaction has not closed, but had the transaction closed on September 30, 2016, the number of shares of common stock of the Corporation issuable in connection with the transaction would have been approximately 24.7 million. With respect to the shares of common stock to be issued in connection with the transaction, the Corporation is relying on the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933 in light of the approval of the Plan of Arrangement by the Supreme Court of Yukon, Canada. See “Acquisition of InterOil Corporation” on page 14 for more information regarding the transaction.

Issuer Purchase of Equity Securities for Quarter Ended September 30, 2016

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

July 2016	-		-
August 2016	-		-
September 2016	-		-
Total	-		-	(See Note 1)

During the third quarter, the Corporation did not purchase any shares of its common stock for the treasury.

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

Item 6.  Exhibits

Exhibit	Description

3(ii)	By-laws, as revised to October 26, 2016 (incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed on November 1, 2016).
31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.
31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.
31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.
32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.
101	Interactive Data Files.

EXXON MOBIL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION
Date: November 2, 2016	By:	/s/ DAVID S. ROSENTHAL
David S. Rosenthal
Vice President, Controller and
Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit	Description

3(ii)	By-laws, as revised to October 26, 2016 (incorporated by reference to Exhibit 3(ii) to the Registrant’s Current Report on Form 8-K filed on November 1, 2016).
31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.
31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.
31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.
32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.
101	Interactive Data Files.