Form 10-Q
period 2017-03-31
EXXON MOBIL CORP
filed 2017-05-03
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2017
Common stock, without par value	4,237,265,503

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)

	Three Months Ended
	March 31,
	2017	2016
Revenues and other income
Sales and other operating revenue (1)	61,090	47,105
Income from equity affiliates	1,710	1,251
Other income	487	351
Total revenues and other income	63,287	48,707
Costs and other deductions
Crude oil and product purchases	30,359	20,707
Production and manufacturing expenses	7,845	7,561
Selling, general and administrative expenses	2,599	2,593
Depreciation and depletion	4,519	4,765
Exploration expenses, including dry holes	289	355
Interest expense	146	77
Sales-based taxes (1)	5,342	4,815
Other taxes and duties	6,270	6,104
Total costs and other deductions	57,369	46,977
Income before income taxes	5,918	1,730
Income taxes	1,828	(51)
Net income including noncontrolling interests	4,090	1,781
Net income attributable to noncontrolling interests	80	(29)
Net income attributable to ExxonMobil	4,010	1,810

Earnings per common share (dollars)	0.95	0.43

Earnings per common share - assuming dilution (dollars)	0.95	0.43

Dividends per common share (dollars)	0.75	0.73

(1) Sales-based taxes included in sales and other operating revenue	5,342	4,815

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended
	March 31,
	2017	2016

Net income including noncontrolling interests	4,090	1,781
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	1,408	3,340
Postretirement benefits reserves adjustment (excluding amortization)	(25)	(119)
Amortization and settlement of postretirement benefits reserves adjustment
included in net periodic benefit costs	256	289
Total other comprehensive income	1,639	3,510
Comprehensive income including noncontrolling interests	5,729	5,291
Comprehensive income attributable to noncontrolling interests	159	354
Comprehensive income attributable to ExxonMobil	5,570	4,937

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)

	Mar. 31,	Dec. 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	4,897	3,657
Notes and accounts receivable – net	21,842	21,394
Inventories
Crude oil, products and merchandise	10,686	10,877
Materials and supplies	4,187	4,203
Other current assets	1,519	1,285
Total current assets	43,131	41,416
Investments, advances and long-term receivables	38,268	35,102
Property, plant and equipment – net	253,147	244,224
Other assets, including intangibles – net	9,663	9,572
Total assets	344,209	330,314

Liabilities
Current liabilities
Notes and loans payable	18,483	13,830
Accounts payable and accrued liabilities	32,069	31,193
Income taxes payable	2,822	2,615
Total current liabilities	53,374	47,638
Long-term debt	25,124	28,932
Postretirement benefits reserves	20,584	20,680
Deferred income tax liabilities	34,772	34,041
Long-term obligations to equity companies	5,175	5,124
Other long-term obligations	21,409	20,069
Total liabilities	160,438	156,484

Commitments and contingencies (Note 3)

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	14,415	12,157
Earnings reinvested	408,707	407,831
Accumulated other comprehensive income	(20,679)	(22,239)
Common stock held in treasury
(3,782 million shares at March 31, 2017 and
3,871 million shares at December 31, 2016)	(225,292)	(230,424)
ExxonMobil share of equity	177,151	167,325
Noncontrolling interests	6,620	6,505
Total equity	183,771	173,830
Total liabilities and equity	344,209	330,314

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net income including noncontrolling interests	4,090	1,781
Depreciation and depletion	4,519	4,765
Changes in operational working capital, excluding cash and debt	793	(399)
All other items – net	(1,229)	(1,335)
Net cash provided by operating activities	8,173	4,812

Cash flows from investing activities
Additions to property, plant and equipment	(2,890)	(4,601)
Proceeds associated with sales of subsidiaries, property, plant and
equipment, and sales and returns of investments	687	177
Additional investments and advances	(1,738)	(234)
Other investing activities – net	180	309
Net cash used in investing activities	(3,761)	(4,349)

Cash flows from financing activities
Additions to long-term debt	60	11,963
Additions to short-term debt	1,734	-
Reductions in short-term debt	(2,669)	(28)
Additions/(reductions) in commercial paper, and debt with three
months or less maturity (1)	1,308	(7,594)
Cash dividends to ExxonMobil shareholders	(3,134)	(3,054)
Cash dividends to noncontrolling interests	(44)	(42)
Common stock acquired	(501)	(726)
Common stock sold	-	5
Net cash used in financing activities	(3,246)	524
Effects of exchange rate changes on cash	74	154
Increase/(decrease) in cash and cash equivalents	1,240	1,141
Cash and cash equivalents at beginning of period	3,657	3,705
Cash and cash equivalents at end of period	4,897	4,846

Supplemental Disclosures
Income taxes paid	1,970	749
Cash interest paid	368	223

2017 Non-Cash Transactions

During the first quarter, the Corporation completed the acquisitions of InterOil Corporation and of companies that own certain oil and gas properties in the Permian Basin and other assets. These transactions included a significant non-cash component. Additional information is provided in Note 9.

 (1) Includes a net addition of commercial paper with a maturity of over three months of $0.1 billion in 2017 and $0.7 billion in 2016. The gross amount of commercial paper with a maturity of over three months issued was $1.1 billion in 2017 and $1.0 billion in 2016, while the gross amount repaid was $1.0 billion in 2017 and $0.3 billion in 2016.

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)

	ExxonMobil Share of Equity
			Accumulated
			Other	Common
			Compre-	Stock	ExxonMobil	Non-
	Common	Earnings	hensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity

Balance as of December 31, 2015	11,612	412,444	(23,511)	(229,734)	170,811	5,999	176,810
Amortization of stock-based awards	211	-	-	-	211	-	211
Tax benefits related to stock-based
awards	4	-	-	-	4	-	4
Other	(2)	-	-	-	(2)	-	(2)
Net income for the period	-	1,810	-	-	1,810	(29)	1,781
Dividends – common shares	-	(3,054)	-	-	(3,054)	(42)	(3,096)
Other comprehensive income	-	-	3,127	-	3,127	383	3,510
Acquisitions, at cost	-	-	-	(726)	(726)	-	(726)
Dispositions	-	-	-	6	6	-	6
Balance as of March 31, 2016	11,825	411,200	(20,384)	(230,454)	172,187	6,311	178,498

Balance as of December 31, 2016	12,157	407,831	(22,239)	(230,424)	167,325	6,505	173,830
Amortization of stock-based awards	264	-	-	-	264	-	264
Other	(84)	-	-	-	(84)	-	(84)
Net income for the period	-	4,010	-	-	4,010	80	4,090
Dividends – common shares	-	(3,134)	-	-	(3,134)	(44)	(3,178)
Other comprehensive income	-	-	1,560	-	1,560	79	1,639
Acquisitions, at cost	-	-	-	(582)	(582)	-	(582)
Issued for acquisitions	2,078	-	-	5,711	7,789	-	7,789
Dispositions	-	-	-	3	3	-	3
Balance as of March 31, 2017	14,415	408,707	(20,679)	(225,292)	177,151	6,620	183,771

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
		Held in				Held in
Common Stock Share Activity	Issued	Treasury	Outstanding		Issued	Treasury	Outstanding
	(millions of shares)				(millions of shares)

Balance as of December 31	8,019	(3,871)	4,148		8,019	(3,863)	4,156
Acquisitions	-	(7)	(7)		-	(9)	(9)
Issued for acquisitions	-	96	96		-	-	-
Dispositions	-	-	-		-	-	-
Balance as of March 31	8,019	(3,782)	4,237		8,019	(3,872)	4,147

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Financial Statement Preparation

These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Corporation's 2016 Annual Report on Form 10-K. In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. Prior data has been reclassified in certain cases to conform to the current presentation basis.

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

In March 2017, the Financial Accounting Standards Board issued an Accounting Standards Update, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires that the service cost component of net benefit costs be reported in the same line in the income statement as other compensation costs and that the other components of net benefit costs be presented separately from the service cost component. Additionally, only the service cost component of net benefit costs will be eligible for capitalization. The update is required to be adopted beginning January 1, 2018. ExxonMobil is evaluating the standard and its effect on the Corporation’s financial statements.

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

Other Contingencies

The Corporation and certain of its consolidated subsidiaries were contingently liable at March 31, 2017, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	As of March 31, 2017
	Equity	Other
	Company	Third Party
	Obligations (1)	Obligations	Total
	(millions of dollars)
Guarantees
Debt-related	117	30	147
Other	2,667	4,000	6,667
Total	2,784	4,030	6,814

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

On February 2, 2015, Venezuela filed a Request for Annulment of the ICSID award. On March 9, 2017, the ICSID Committee hearing the Request for Annulment issued a decision partially annulling the award of the Tribunal issued on October 9, 2014. The Committee affirmed the compensation due for the La Ceiba project and for export curtailments at the Cerro Negro project, but annulled the portion of the award relating to the Cerro Negro Project’s expropriation ($1.4 billion) based on its determination that the prior Tribunal failed to adequately explain why the cap on damages in the indemnity owed by PdVSA did not affect or limit the amount owed for the expropriation of the Cerro Negro project. As a result, ExxonMobil retains an award for $260 million (including accrued interest). Under the ICSID rules, ExxonMobil may seek to re-arbitrate the issue that was the basis for the annulment in a new ICSID arbitration proceeding.

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

A stay of the District Court’s judgment has continued pending the completion of the Second Circuit appeal. The net impact of these matters on the Corporation’s consolidated financial results cannot be reasonably estimated. Regardless, the Corporation does not expect the resolution to have a material effect upon the Corporation’s operations or financial condition.

An affiliate of ExxonMobil is one of the Contractors under a Production Sharing Contract (PSC) with the Nigerian National Petroleum Corporation (NNPC) covering the Erha block located in the offshore waters of Nigeria. ExxonMobil's affiliate is the operator of the block and owns a 56.25 percent interest under the PSC. The Contractors are in dispute with NNPC regarding NNPC's lifting of crude oil in excess of its entitlement under the terms of the PSC. In accordance with the terms of the PSC, the Contractors initiated arbitration in Abuja, Nigeria, under the Nigerian Arbitration and Conciliation Act. On October 24, 2011, a three-member arbitral Tribunal issued an award upholding the Contractors' position in all material respects and awarding damages to the Contractors jointly in an amount of approximately $1.8 billion plus $234 million in accrued interest. The Contractors petitioned a Nigerian federal court for enforcement of the award, and NNPC petitioned the same court to have the award set aside. On May 22, 2012, the court set aside the award. The Contractors appealed that judgment to the Court of Appeal, Abuja Judicial Division. On July 22, 2016, the Court of Appeal upheld the decision of the lower court setting aside the award. On October 21, 2016, the Contractors appealed the decision to the Supreme Court of Nigeria. In June 2013, the Contractors filed a lawsuit against NNPC in the Nigerian federal high court in order to preserve their ability to seek enforcement of the PSC in the courts if necessary. Following dismissal by this court, the Contractors appealed to the Nigerian Court of Appeal in June 2016. In October 2014, the Contractors filed suit in the United States District Court for the Southern District of New York to enforce, if necessary, the arbitration award against NNPC assets residing within that jurisdiction. NNPC has moved to dismiss the lawsuit. The stay in the proceedings in the Southern District of New York has been lifted. At this time, the net impact of this matter on the Corporation's consolidated financial results cannot be reasonably estimated. However, regardless of the outcome of enforcement proceedings, the Corporation does not expect the proceedings to have a material effect upon the Corporation's operations or financial condition.

4.     Other Comprehensive Income Information

	Cumulative	Post-
	Foreign	retirement
	Exchange	Benefits
ExxonMobil Share of Accumulated Other	Translation	Reserves
Comprehensive Income	Adjustment	Adjustment	Total
	(millions of dollars)

Balance as of December 31, 2015	(14,170)	(9,341)	(23,511)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	2,962	(116)	2,846
Amounts reclassified from accumulated other
comprehensive income	-	281	281
Total change in accumulated other comprehensive income	2,962	165	3,127
Balance as of March 31, 2016	(11,208)	(9,176)	(20,384)

Balance as of December 31, 2016	(14,501)	(7,738)	(22,239)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	1,342	(29)	1,313
Amounts reclassified from accumulated other
comprehensive income	-	247	247
Total change in accumulated other comprehensive income	1,342	218	1,560
Balance as of March 31, 2017	(13,159)	(7,520)	(20,679)

	Three Months Ended
Amounts Reclassified Out of Accumulated Other	March 31,
Comprehensive Income - Before-tax Income/(Expense)	2017	2016
	(millions of dollars)

Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs (1)	(359)	(414)

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 6 – Pension and Other Postretirement Benefits for additional details.)

	Three Months Ended
Income Tax (Expense)/Credit For	March 31,
Components of Other Comprehensive Income	2017	2016
	(millions of dollars)

Foreign exchange translation adjustment	(18)	(11)
Postretirement benefits reserves adjustment (excluding amortization)	5	80
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	(103)	(125)
Total	(116)	(56)

5.     Earnings Per Share

	Three Months Ended
	March 31,
	2017	2016

Earnings per common share

Net income attributable to ExxonMobil (millions of dollars)	4,010	1,810

Weighted average number of common shares outstanding (millions of shares)	4,223	4,178

Earnings per common share (dollars) (1)	0.95	0.43

(1) The calculation of earnings per common share and earnings per common share – assuming dilution are the same in each period shown.

6.     Pension and Other Postretirement Benefits

	Three Months Ended
	March 31,
	2017	2016
	(millions of dollars)
Components of net benefit cost
Pension Benefits - U.S.
Service cost	197	202
Interest cost	199	198
Expected return on plan assets	(194)	(182)
Amortization of actuarial loss/(gain) and prior service cost	110	124
Net pension enhancement and curtailment/settlement cost	105	111
Net benefit cost	417	453

Pension Benefits - Non-U.S.
Service cost	145	149
Interest cost	187	213
Expected return on plan assets	(239)	(235)
Amortization of actuarial loss/(gain) and prior service cost	127	148
Net pension enhancement and curtailment/settlement cost	(5)	-
Net benefit cost	215	275

Other Postretirement Benefits
Service cost	26	35
Interest cost	72	89
Expected return on plan assets	(6)	(6)
Amortization of actuarial loss/(gain) and prior service cost	17	31
Net benefit cost	109	149

7.     Financial Instruments

The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. The estimated fair value of total long-term debt, excluding capitalized lease obligations, was $24,219 million at March 31, 2017, and $27,968 million at December 31, 2016, as compared to recorded book values of $23,907 million at March 31, 2017, and $27,707 million at December 31, 2016.

The fair value of long-term debt by hierarchy level at March 31, 2017, is: Level 1 $24,028 million; Level 2 $185 million; and Level 3 $6 million. Level 1 represents quoted prices in active markets. Level 2 includes debt whose fair value is based upon a publicly available index. Level 3 involves using internal data augmented by relevant market indicators if available.

8.     Disclosures about Segments and Related Information

	Three Months Ended
	March 31,
	2017	2016
Earnings After Income Tax	(millions of dollars)
Upstream
United States	(18)	(832)
Non-U.S.	2,270	756
Downstream
United States	292	187
Non-U.S.	824	719
Chemical
United States	529	581
Non-U.S.	642	774
All other	(529)	(375)
Corporate total	4,010	1,810

Sales and Other Operating Revenue (1)
Upstream
United States	2,324	1,450
Non-U.S.	3,593	3,019
Downstream
United States	15,365	11,513
Non-U.S.	32,617	24,937
Chemical
United States	2,783	2,385
Non-U.S.	4,394	3,799
All other	14	2
Corporate total	61,090	47,105

(1) Includes sales-based taxes

Intersegment Revenue
Upstream
United States	1,290	806
Non-U.S.	5,899	3,453
Downstream
United States	3,646	2,390
Non-U.S.	5,214	4,070
Chemical
United States	1,770	1,404
Non-U.S.	1,190	952
All other	56	58

9.     InterOil Corporation and Permian Basin Properties Acquisitions

InterOil Corporation

On February 22, 2017, the Corporation completed the acquisition of InterOil Corporation (IOC) for $2.7 billion. The IOC acquisition was unproved properties in Papua New Guinea. Consideration included 28 million shares of Exxon Mobil Corporation common stock having a value on the acquisition date of $2.2 billion, a Contingent Resource Payment (CRP) with a fair value of $0.3 billion and cash of $0.2 billion. The CRP provides IOC shareholders $7.07 per share in cash for each incremental independently certified Trillion Cubic Feet Equivalent (TCFE) of resources above 6.2 TCFE, up to 11.0 TCFE. IOC’s assets include a contingent receivable related to the same resource base for volumes in excess of 3.5 TCFE at amounts ranging from $0.24 - $0.40 per thousand cubic feet equivalent. The fair value of the contingent receivable was $1.1 billion at the acquisition date. Fair values of contingent amounts were based on assumptions about the outcome of the resource certification, future business plans and appropriate discount rates. Amounts due to the Corporation related to the contingent receivable are expected to exceed those payable under the terms of the CRP.

Permian Basin Properties

On February 28, 2017, the Corporation completed the acquisition for $6.2 billion of a number of companies from the Bass family in Fort Worth, Texas, that indirectly own mostly unproved oil and gas properties in the Permian Basin and other assets. Consideration included 68 million shares of Exxon Mobil Corporation common stock having a value on the acquisition date of $5.5 billion, together with additional contingent cash payments tied to future drilling and completion activities (up to a maximum of $1.02 billion). The fair value of the contingent payment was $0.7 billion as of the acquisition date and is expected to be paid beginning in 2020 and ending no later than 2032 commensurate with the development of the resource. Fair value of the contingent payment was based on assumptions including drilling and completion activities, appropriate discount rates and tax rates.

Below is a summary of the net assets acquired for each acquisition.

	IOC	Permian
	(billions of dollars)

Current assets	0.6	-
Property, plant and equipment	2.9	6.3
Other	0.6	-
Total assets	4.1	6.3

Current liabilities	0.5	-
Long-term liabilities	0.9	0.1
Total liabilities	1.4	0.1

Net assets acquired	2.7	6.2

EXXON MOBIL CORPORATION

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	First Three Months
Earnings (U.S. GAAP)	2017	2016
	(millions of dollars)
Upstream
United States	(18)	(832)
Non-U.S.	2,270	756
Downstream
United States	292	187
Non-U.S.	824	719
Chemical
United States	529	581
Non-U.S.	642	774
Corporate and financing	(529)	(375)
Net income attributable to ExxonMobil (U.S. GAAP)	4,010	1,810

Earnings per common share (dollars)	0.95	0.43

Earnings per common share - assuming dilution (dollars)	0.95	0.43

References in this discussion to corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the consolidated income statement. Unless otherwise indicated, references to earnings, Upstream, Downstream, Chemical and Corporate and Financing segment earnings, and earnings per share are ExxonMobil's share after excluding amounts attributable to noncontrolling interests.

REVIEW OF FIRST QUARTER 2017 RESULTS

ExxonMobil’s first quarter 2017 earnings were $4 billion, or $0.95 per diluted share, compared with $1.8 billion a year earlier, resulting from improvements in commodity prices, cost management and refining operations.

Financial results reflect an increase in commodity prices and highlight our continued focus on controlling costs and operating efficiently. The Corporation continues to make strategic acquisitions, advance key initiatives and fund long-term growth projects across the value chain.

	First Three Months
	2017	2016
	(millions of dollars)
Upstream earnings
United States	(18)	(832)
Non-U.S.	2,270	756
Total	2,252	(76)

Upstream earnings were $2,252 million, compared to a loss of $76 million in the first quarter of 2016. Higher liquids and gas realizations increased earnings by $2.3 billion. Lower volume and mix effects decreased earnings by $150 million. All other items increased earnings by $170 million primarily as a result of lower expenses.

On an oil-equivalent basis, production decreased 4 percent from the first quarter of 2016. Liquids production of 2.3 million barrels per day decreased 205,000 barrels per day due to lower entitlements and higher maintenance activity mainly in Canada and Nigeria. Natural gas production of 10.9 billion cubic feet per day increased 184 million cubic feet per day from 2016 as project ramp‑up was partly offset by field decline.

U.S. Upstream earnings were a loss of $18 million, compared to a loss of $832 million in the first quarter of 2016. Non-U.S. Upstream earnings were $2,270 million, up $1,514 million from the prior year.

First Quarter
Upstream additional information	(thousands of barrels daily)
Volumes reconciliation (Oil-equivalent production) (1)
2016	4,325
Entitlements - Net Interest	4
Entitlements - Price / Spend / Other	(114)
Quotas	-
Divestments	(6)
Growth / Other	(58)
2017	4,151

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

	First Three Months
	2017	2016
	(millions of dollars)
Downstream earnings
United States	292	187
Non-U.S.	824	719
Total	1,116	906

Downstream earnings were $1,116 million, up $210 million from the first quarter of 2016. Higher margins increased earnings by $10 million. Volume and mix effects increased earnings by $160 million. All other items increased earnings by $40 million. Petroleum product sales of 5.4 million barrels per day were 61,000 barrels per day higher than last year’s first quarter.

Earnings from the U.S. Downstream were $292 million, up $105 million from the first quarter of 2016. Non-U.S. Downstream earnings of $824 million were $105 million higher than last year.

	First Three Months
	2017	2016
	(millions of dollars)
Chemical earnings
United States	529	581
Non-U.S.	642	774
Total	1,171	1,355

Chemical earnings of $1,171 million were $184 million lower than the first quarter of 2016. Weaker margins decreased earnings by $70 million. All other items, primarily increased turnaround expenses and unfavorable foreign exchange effects, decreased earnings by $110 million. First quarter prime product sales of 6.1 million metric tons were 101,000 metric tons lower than last year's first quarter.

U.S. Chemical earnings of $529 million were $52 million lower than the first quarter of 2016. Non-U.S. Chemical earnings of $642 million were $132 million lower than last year.

	First Three Months
	2017	2016
	(millions of dollars)

Corporate and financing earnings	(529)	(375)

Corporate and financing expenses were $529 million for the first quarter of 2017, up $154 million from the first quarter of 2016 due to the absence of favorable tax items.

LIQUIDITY AND CAPITAL RESOURCES

	First Three Months
	2017	2016
	(millions of dollars)
Net cash provided by/(used in)
Operating activities	8,173	4,812
Investing activities	(3,761)	(4,349)
Financing activities	(3,246)	524
Effect of exchange rate changes	74	154
Increase/(decrease) in cash and cash equivalents	1,240	1,141

Cash and cash equivalents (at end of period)	4,897	4,846

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	8,173	4,812
Proceeds associated with sales of subsidiaries, property, plant & equipment,
and sales and returns of investments	687	177
Cash flow from operations and asset sales	8,860	4,989

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

Cash flow from operations and asset sales in the first quarter of 2017 was $8.9 billion, including asset sales of $0.7 billion, an increase of $3.9 billion from the comparable 2016 period primarily due to higher earnings.

Cash provided by operating activities totaled $8.2 billion for the first quarter of 2017, $3.4 billion higher than 2016. The major source of funds was net income including noncontrolling interests of $4.1 billion, an increase of $2.3 billion from the prior year period. The adjustment for the non-cash provision of $4.5 billion for depreciation and depletion decreased by $0.2 billion. Changes in operational working capital increased cash flows by $0.8 billion in 2017 versus a reduction of $0.4 billion in 2016. All other items net decreased cash flows by $1.2 billion in 2017 compared to a reduction of $1.3 billion in 2016. For additional details, see the Condensed Consolidated Statement of Cash Flows on page 6.

Investing activities for the first quarter of 2017 used net cash of $3.8 billion, a decrease of $0.6 billion compared to the prior year. Spending for additions to property, plant and equipment of $2.9 billion was $1.7 billion lower than 2016. Proceeds from asset sales of $0.7 billion increased $0.5 billion. Additional investments and advances were $1.7 billion, an increase of $1.5 billion, and reflect the deposit into escrow of the maximum potential contingent consideration payable as a result of the acquisition of InterOil Corporation.

Net cash used by financing activities was $3.2 billion in the first quarter of 2017, compared to net cash provided of $0.5 billion in 2016. The net addition to short and long term debt was $0.4 billion in 2017 compared to $4.3 billion in 2016.

During the first quarter of 2017, Exxon Mobil Corporation purchased 6 million shares of its common stock for the treasury at a gross cost of $0.5 billion. These purchases were made to offset shares or units settled in shares issued in conjunction with the company’s benefit plans and programs. Shares outstanding increased from 4,148 million at year-end to 4,237 million at the end of the first quarter of 2017, mainly due to shares issued for the acquisitions of InterOil Corporation and of companies that hold acreage in the Permian basin. Purchases may be made both in the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed a total of $3.1 billion to shareholders in the first quarter of 2017 through dividends.

Total cash and cash equivalents of $4.9 billion at the end of the first quarter of 2017 compared to $4.8 billion at the end of the first quarter of 2016.

Total debt at the end of the first quarter of 2017 was $43.6 billion compared to $42.8 billion at year-end 2016. The Corporation's debt to total capital ratio was 19.2 percent at the end of the first quarter of 2017 compared to 19.7 percent at year-end 2016.

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

Litigation and other contingencies are discussed in Note 3 to the unaudited condensed consolidated financial statements.

TAXES

	First Three Months
	2017	2016
	(millions of dollars)

Income taxes	1,828	(51)
Effective income tax rate	38%	19%
Sales-based taxes	5,342	4,815
All other taxes and duties	6,903	6,731
Total	14,073	11,495

Income, sales-based and all other taxes and duties totaled $14.1 billion for the first quarter of 2017, an increase of $2.6 billion from 2016. Income tax expense increased by $1.9 billion to $1.8 billion reflecting higher pre-tax income. The effective income tax rate was 38 percent compared to 19 percent in the prior year period due to a higher share of earnings in higher tax jurisdictions. Sales-based taxes and all other taxes and duties increased by $0.7 billion to $12.2 billion as a result of higher sales realizations.

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

CAPITAL AND EXPLORATION EXPENDITURES

	First Three Months
	2017	2016
	(millions of dollars)

Upstream (including exploration expenses)	3,119	3,979
Downstream	545	528
Chemical	497	611
Other	8	9
Total	4,169	5,127

Capital and exploration expenditures in the first quarter of 2017 were $4.2 billion, down 19 percent from the first quarter of 2016. The Corporation anticipates an investment level of $22 billion in 2017. Actual spending could vary depending on the progress of individual projects and property acquisitions.

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

In March 2017, the Financial Accounting Standards Board issued an Accounting Standards Update, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires that the service cost component of net benefit costs be reported in the same line in the income statement as other compensation costs and that the other components of net benefit costs be presented separately from the service cost component. Additionally, only the service cost component of net benefit costs will be eligible for capitalization. The update is required to be adopted beginning January 1, 2018. ExxonMobil is evaluating the standard and its effect on the Corporation’s financial statements.

FORWARD-LOOKING STATEMENTS

Statements relating to future plans, projections, events or conditions are forward-looking statements. Actual financial and operating results, including project plans, costs, timing, and capacities; capital and exploration expenditures; asset carrying values; reported reserves; resource recoveries; and share purchase levels, could differ materially due to factors including: changes in oil or gas prices or other market or economic conditions affecting the oil and gas industry, including the scope and duration of economic recessions; the outcome of exploration and development efforts; changes in law or government regulation, including tax and environmental requirements; the impact of fiscal and commercial terms; changes in technical or operating conditions; and other factors discussed under the heading "Factors Affecting Future Results" in the “Investors” section of our website and in Item 1A of ExxonMobil's 2016 Form 10-K. Closing of pending acquisitions is also subject to satisfaction of the conditions precedent provided in the applicable agreement. We assume no duty to update these statements as of any future date.

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2017, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2016.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of March 31, 2017. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On February 1, 2017, the U.S. Department of Justice (DOJ) issued a notification concerning potential enforcement and possible settlement to ExxonMobil Oil Corporation (EMOC) regarding potential violations of the Clean Air Act and various sections of the Environmental Protection Agency’s (EPA) Chemical Accident Prevention provisions at EMOC’s Beaumont, Texas, Refinery. The DOJ and EPA contend that EMOC failed to identify hazards, failed to design and maintain a safe facility, and failed to mitigate the consequences of a claimed accidental release related to a flash fire that occurred on April 17, 2013. Additionally, based on an on-site inspection in 2013, the DOJ and EPA claim that EMOC failed to include all covered processes in its risk management program and failed to inspect certain process equipment in a timely fashion. The DOJ and EPA are seeking in excess of $100,000 in penalties and corrective actions to resolve the matter. ExxonMobil is in settlement discussions with the DOJ and EPA, and the parties have entered into a tolling agreement to facilitate settlement discussions.

Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

As previously reported in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, and Annual Report on Form 10-K for the year ended December 31, 2016, the Corporation agreed to acquire all of the issued and outstanding common stock of InterOil Corporation (IOC) in exchange for consideration including shares of Exxon Mobil Corporation common stock. This acquisition closed on February 22, 2017. In accordance with the pricing formula under the applicable Arrangement Agreement, the number of Exxon Mobil Corporation common shares issued at closing was 27,729,974. With respect to this issuance the Corporation relied on the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933 in light of court approval of the transaction in Yukon, Canada.

As previously reported in the Corporation’s Current Report on Form 8-K filed January 17, 2017, and Annual Report on Form 10‑K for the year ended December 31, 2016, the Corporation agreed to acquire companies owned by the Bass family of Fort Worth, Texas, that indirectly own certain oil and gas properties in the Permian Basin and certain additional properties and related assets in exchange for issuance to the sellers of shares of Exxon Mobil Corporation common stock. This acquisition closed on February 28, 2017. In accordance with the pricing formula under the applicable Purchase and Sale Agreement, the number of Exxon Mobil Corporation common shares issued at closing was 68,191,228. The transaction was structured as a private placement solely to accredited investors and therefore with respect to this issuance the Corporation relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

Issuer Purchase of Equity Securities for Quarter Ended March 31, 2017

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

January 2017	1,913,661	$86.49	1,913,661
February 2017	1,844,386	$82.26	1,844,386
March 2017	2,180,453	$81.98	2,180,453
Total	5,938,500	$83.52	5,938,500	(See Note 1)

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

EXXON MOBIL CORPORATION
Date: May 3, 2017	By:	/s/ DAVID S. ROSENTHAL
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