Form 10-Q
period 2017-06-30
EXXON MOBIL CORP
filed 2017-08-02
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2017
Common stock, without par value	4,237,105,828

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues and other income
Sales and other operating revenue (1)	60,825	56,360	121,915	103,465
Income from equity affiliates	1,525	1,124	3,235	2,375
Other income	526	210	1,013	561
Total revenues and other income	62,876	57,694	126,163	106,401
Costs and other deductions
Crude oil and product purchases	30,194	27,130	60,553	47,837
Production and manufacturing expenses	8,407	8,076	16,252	15,637
Selling, general and administrative expenses	2,628	2,646	5,227	5,239
Depreciation and depletion	4,652	4,821	9,171	9,586
Exploration expenses, including dry holes	514	445	803	800
Interest expense	158	75	304	152
Sales-based taxes (1)	5,589	5,435	10,931	10,250
Other taxes and duties	6,578	6,670	12,848	12,774
Total costs and other deductions	58,720	55,298	116,089	102,275
Income before income taxes	4,156	2,396	10,074	4,126
Income taxes	892	715	2,720	664
Net income including noncontrolling interests	3,264	1,681	7,354	3,462
Net income attributable to noncontrolling interests	(86)	(19)	(6)	(48)
Net income attributable to ExxonMobil	3,350	1,700	7,360	3,510

Earnings per common share (dollars)	0.78	0.41	1.73	0.84

Earnings per common share - assuming dilution (dollars)	0.78	0.41	1.73	0.84

Dividends per common share (dollars)	0.77	0.75	1.52	1.48

(1) Sales-based taxes included in sales and other
operating revenue	5,589	5,435	10,931	10,250

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income including noncontrolling interests	3,264	1,681	7,354	3,462
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	1,674	(727)	3,082	2,613
Adjustment for foreign exchange translation (gain)/loss
included in net income	234	-	234	-
Postretirement benefits reserves adjustment
(excluding amortization)	(159)	110	(184)	(9)
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	283	292	539	581
Total other comprehensive income	2,032	(325)	3,671	3,185
Comprehensive income including noncontrolling interests	5,296	1,356	11,025	6,647
Comprehensive income attributable to
noncontrolling interests	169	16	328	370
Comprehensive income attributable to ExxonMobil	5,127	1,340	10,697	6,277

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)

	June 30,	Dec. 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	4,042	3,657
Notes and accounts receivable – net	21,289	21,394
Inventories
Crude oil, products and merchandise	11,135	10,877
Materials and supplies	4,170	4,203
Other current assets	1,544	1,285
Total current assets	42,180	41,416
Investments, advances and long-term receivables	37,719	35,102
Property, plant and equipment – net	252,987	244,224
Other assets, including intangibles – net	10,126	9,572
Total assets	343,012	330,314

Liabilities
Current liabilities
Notes and loans payable	17,185	13,830
Accounts payable and accrued liabilities	31,100	31,193
Income taxes payable	2,664	2,615
Total current liabilities	50,949	47,638
Long-term debt	24,750	28,932
Postretirement benefits reserves	20,778	20,680
Deferred income tax liabilities	34,585	34,041
Long-term obligations to equity companies	4,954	5,124
Other long-term obligations	21,158	20,069
Total liabilities	157,174	156,484

Commitments and contingencies (Note 3)

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	14,617	12,157
Earnings reinvested	408,768	407,831
Accumulated other comprehensive income	(18,902)	(22,239)
Common stock held in treasury
(3,782 million shares at June 30, 2017 and
3,871 million shares at December 31, 2016)	(225,305)	(230,424)
ExxonMobil share of equity	179,178	167,325
Noncontrolling interests	6,660	6,505
Total equity	185,838	173,830
Total liabilities and equity	343,012	330,314

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net income including noncontrolling interests	7,354	3,462
Depreciation and depletion	9,171	9,586
Changes in operational working capital, excluding cash and debt	(228)	(1,725)
All other items – net	(1,177)	(1,992)
Net cash provided by operating activities	15,120	9,331

Cash flows from investing activities
Additions to property, plant and equipment	(5,988)	(8,872)
Proceeds associated with sales of subsidiaries, property, plant and
equipment, and sales and returns of investments	841	1,206
Additional investments and advances	(1,793)	(311)
Other investing activities – net	301	481
Net cash used in investing activities	(6,639)	(7,496)

Cash flows from financing activities
Additions to long-term debt	60	11,964
Additions to short-term debt	1,735	-
Reductions in short-term debt	(2,722)	(257)
Additions/(reductions) in commercial paper, and debt with three
months or less maturity (1)	(321)	(5,966)
Cash dividends to ExxonMobil shareholders	(6,423)	(6,187)
Cash dividends to noncontrolling interests	(91)	(85)
Changes in noncontrolling interests	(29)	-
Common stock acquired	(514)	(727)
Common stock sold	-	7
Net cash used in financing activities	(8,305)	(1,251)
Effects of exchange rate changes on cash	209	69
Increase/(decrease) in cash and cash equivalents	385	653
Cash and cash equivalents at beginning of period	3,657	3,705
Cash and cash equivalents at end of period	4,042	4,358

Supplemental Disclosures
Income taxes paid	3,247	2,144
Cash interest paid	587	334

2017 Non-Cash Transactions

In the first six months of 2017, the Corporation completed the acquisitions of InterOil Corporation and of companies that own certain oil and gas properties in the Permian Basin and other assets. These transactions included a significant non-cash component. Additional information is provided in Note 9.

 (1) Includes a net addition of commercial paper with a maturity of over three months of $0.2 billion in 2017 and $0.1 billion in 2016. The gross amount of commercial paper with a maturity of over three months issued was $2.2 billion in 2017 and $1.5 billion in 2016, while the gross amount repaid was $2.0 billion in 2017 and $1.4 billion in 2016.

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)

	ExxonMobil Share of Equity
			Accumulated
			Other	Common
			Compre-	Stock	ExxonMobil	Non-
	Common	Earnings	hensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity

Balance as of December 31, 2015	11,612	412,444	(23,511)	(229,734)	170,811	5,999	176,810
Amortization of stock-based awards	403	-	-	-	403	-	403
Tax benefits related to stock-based
awards	8	-	-	-	8	-	8
Other	(4)	-	-	-	(4)	-	(4)
Net income for the period	-	3,510	-	-	3,510	(48)	3,462
Dividends – common shares	-	(6,187)	-	-	(6,187)	(85)	(6,272)
Other comprehensive income	-	-	2,767	-	2,767	418	3,185
Acquisitions, at cost	-	-	-	(727)	(727)	-	(727)
Dispositions	-	-	-	10	10	-	10
Balance as of June 30, 2016	12,019	409,767	(20,744)	(230,451)	170,591	6,284	176,875

Balance as of December 31, 2016	12,157	407,831	(22,239)	(230,424)	167,325	6,505	173,830
Amortization of stock-based awards	467	-	-	-	467	-	467
Other	(85)	-	-	-	(85)	(53)	(138)
Net income for the period	-	7,360	-	-	7,360	(6)	7,354
Dividends – common shares	-	(6,423)	-	-	(6,423)	(91)	(6,514)
Other comprehensive income	-	-	3,337	-	3,337	334	3,671
Acquisitions, at cost	-	-	-	(595)	(595)	(29)	(624)
Issued for acquisitions	2,078	-	-	5,711	7,789	-	7,789
Dispositions	-	-	-	3	3	-	3
Balance as of June 30, 2017	14,617	408,768	(18,902)	(225,305)	179,178	6,660	185,838

	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
		Held in				Held in
Common Stock Share Activity	Issued	Treasury	Outstanding		Issued	Treasury	Outstanding
	(millions of shares)				(millions of shares)

Balance as of December 31	8,019	(3,871)	4,148		8,019	(3,863)	4,156
Acquisitions	-	(7)	(7)		-	(9)	(9)
Issued for acquisitions	-	96	96		-	-	-
Dispositions	-	-	-		-	-	-
Balance as of June 30	8,019	(3,782)	4,237		8,019	(3,872)	4,147

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

Other Contingencies

The Corporation and certain of its consolidated subsidiaries were contingently liable at June 30, 2017, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	As of June 30, 2017
	Equity	Other
	Company	Third Party
	Obligations (1)	Obligations	Total
	(millions of dollars)
Guarantees
Debt-related	108	30	138
Other	2,976	4,131	7,107
Total	3,084	4,161	7,245

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

On February 2, 2015, Venezuela filed a Request for Annulment of the ICSID award. On March 9, 2017, the ICSID Committee hearing the Request for Annulment issued a decision partially annulling the award of the Tribunal issued on October 9, 2014. The Committee affirmed the compensation due for the La Ceiba project and for export curtailments at the Cerro Negro project, but annulled the portion of the award relating to the Cerro Negro Project’s expropriation ($1.4 billion) based on its determination that the prior Tribunal failed to adequately explain why the cap on damages in the indemnity owed by PdVSA did not affect or limit the amount owed for the expropriation of the Cerro Negro project. As a result, ExxonMobil retains an award for $260 million (including accrued interest). ExxonMobil reached an agreement with Venezuela for full payment of the $260 million. The agreement does not impact ExxonMobil’s ability to re-arbitrate the issue that was the basis for the annulment in a new ICSID arbitration proceeding.

The United States District Court for the Southern District of New York entered judgment on the ICSID award on October 10, 2014. Motions filed by Venezuela to vacate that judgment on procedural grounds and to modify the judgment by reducing the rate of interest to be paid on the ICSID award from the entry of the court’s judgment, until the date of payment, were denied on February 13, 2015, and March 4, 2015, respectively. On March 9, 2015, Venezuela filed a notice of appeal of the court’s actions on the two motions. On July 11, 2017, the United States Court of Appeals for the Second Circuit rendered its opinion overturning the District Court’s decision and vacating the judgment on the grounds that a different procedure should have been used to reduce the award to judgment. The Corporation is evaluating next steps.

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

4.     Other Comprehensive Income Information

	Cumulative	Post-
	Foreign	retirement
	Exchange	Benefits
ExxonMobil Share of Accumulated Other	Translation	Reserves
Comprehensive Income	Adjustment	Adjustment	Total
	(millions of dollars)

Balance as of December 31, 2015	(14,170)	(9,341)	(23,511)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	2,209	(6)	2,203
Amounts reclassified from accumulated other
comprehensive income	-	564	564
Total change in accumulated other comprehensive income	2,209	558	2,767
Balance as of June 30, 2016	(11,961)	(8,783)	(20,744)

Balance as of December 31, 2016	(14,501)	(7,738)	(22,239)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	2,849	(172)	2,677
Amounts reclassified from accumulated other
comprehensive income	140	520	660
Total change in accumulated other comprehensive income	2,989	348	3,337
Balance as of June 30, 2017	(11,512)	(7,390)	(18,902)

	Three Months Ended		Six Months Ended
Amounts Reclassified Out of Accumulated Other	June 30,		June 30,
Comprehensive Income - Before-tax Income/(Expense)	2017	2016	2017	2016
	(millions of dollars)

Foreign exchange translation gain/(loss) included in net income
(Statement of Income line: Other income)	(234)	-	(234)	-
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs (1)	(406)	(419)	(765)	(833)

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 6 – Pension and Other Postretirement Benefits for additional details.)

	Three Months Ended		Six Months Ended
Income Tax (Expense)/Credit For	June 30,		June 30,
Components of Other Comprehensive Income	2017	2016	2017	2016
	(millions of dollars)

Foreign exchange translation adjustment	(8)	14	(26)	3
Postretirement benefits reserves adjustment
(excluding amortization)	75	(49)	80	31
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	(123)	(127)	(226)	(252)
Total	(56)	(162)	(172)	(218)

5.     Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Earnings per common share
Net income attributable to ExxonMobil (millions of dollars)	3,350	1,700	7,360	3,510

Weighted average number of common shares
outstanding (millions of shares)	4,271	4,178	4,244	4,178

Earnings per common share (dollars) (1)	0.78	0.41	1.73	0.84

(1) The calculation of earnings per common share and earnings per common share – assuming dilution are the same in each period shown.

6.     Pension and Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

	(millions of dollars)
Components of net benefit cost
Pension Benefits - U.S.
Service cost	186	204	383	406
Interest cost	200	198	399	396
Expected return on plan assets	(194)	(181)	(388)	(363)
Amortization of actuarial loss/(gain) and prior
service cost	112	125	222	249
Net pension enhancement and
curtailment/settlement cost	158	111	263	222
Net benefit cost	462	457	879	910

Pension Benefits - Non-U.S.
Service cost	145	150	290	299
Interest cost	189	217	376	430
Expected return on plan assets	(244)	(239)	(483)	(474)
Amortization of actuarial loss/(gain) and prior
service cost	126	153	253	301
Net pension enhancement and
curtailment/settlement cost	-	-	(5)	-
Net benefit cost	216	281	431	556

Other Postretirement Benefits
Service cost	30	42	56	77
Interest cost	67	84	139	173
Expected return on plan assets	(5)	(6)	(11)	(12)
Amortization of actuarial loss/(gain) and prior
service cost	10	30	27	61
Net benefit cost	102	150	211	299

7.     Financial Instruments

The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. The estimated fair value of total long-term debt, excluding capitalized lease obligations, was $24,010 million at June 30, 2017, and $27,968 million at December 31, 2016, as compared to recorded book values of $23,531 million at June 30, 2017, and $27,707 million at December 31, 2016.

The fair value of long-term debt by hierarchy level at June 30, 2017, is: Level 1 $23,825 million; Level 2 $179 million; and Level 3 $6 million. Level 1 represents quoted prices in active markets. Level 2 includes debt whose fair value is based upon a publicly available index. Level 3 involves using internal data augmented by relevant market indicators if available.

8.     Disclosures about Segments and Related Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Earnings After Income Tax	(millions of dollars)
Upstream
United States	(183)	(514)	(201)	(1,346)
Non-U.S.	1,367	808	3,637	1,564
Downstream
United States	347	412	639	599
Non-U.S.	1,038	413	1,862	1,132
Chemical
United States	481	509	1,010	1,090
Non-U.S.	504	708	1,146	1,482
All other	(204)	(636)	(733)	(1,011)
Corporate total	3,350	1,700	7,360	3,510

Sales and Other Operating Revenue (1)
Upstream
United States	2,349	1,771	4,673	3,221
Non-U.S.	3,536	3,175	7,129	6,194
Downstream
United States	15,382	14,538	30,747	26,051
Non-U.S.	32,524	30,229	65,141	55,166
Chemical
United States	2,747	2,518	5,530	4,903
Non-U.S.	4,273	4,122	8,667	7,921
All other	14	7	28	9
Corporate total	60,825	56,360	121,915	103,465

(1) Includes sales-based taxes

Intersegment Revenue
Upstream
United States	1,282	917	2,572	1,723
Non-U.S.	4,723	4,989	10,622	8,442
Downstream
United States	3,841	2,892	7,487	5,282
Non-U.S.	4,968	4,541	10,182	8,611
Chemical
United States	1,845	1,786	3,615	3,190
Non-U.S.	1,104	1,078	2,294	2,030
All other	47	56	103	114

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

10.   Accounting for Suspended Exploratory Well Costs

For the category of exploratory well costs at year-end 2016 that were suspended more than one year, a total of $240 million was expensed in the first six months of 2017.

EXXON MOBIL CORPORATION

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Second Quarter		First Six Months
Earnings (U.S. GAAP)	2017	2016	2017	2016
	(millions of dollars)
Upstream
United States	(183)	(514)	(201)	(1,346)
Non-U.S.	1,367	808	3,637	1,564
Downstream
United States	347	412	639	599
Non-U.S.	1,038	413	1,862	1,132
Chemical
United States	481	509	1,010	1,090
Non-U.S.	504	708	1,146	1,482
Corporate and financing	(204)	(636)	(733)	(1,011)
Net income attributable to ExxonMobil (U.S. GAAP)	3,350	1,700	7,360	3,510

Earnings per common share (dollars)	0.78	0.41	1.73	0.84

Earnings per common share - assuming dilution (dollars)	0.78	0.41	1.73	0.84

References in this discussion to corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the consolidated income statement. Unless otherwise indicated, references to earnings, Upstream, Downstream, Chemical and Corporate and Financing segment earnings, and earnings per share are ExxonMobil's share after excluding amounts attributable to noncontrolling interests.

REVIEW OF SECOND QUARTER 2017 RESULTS

ExxonMobil’s second quarter 2017 earnings of $3.4 billion, or $0.78 per diluted share, compared with $1.7 billion a year earlier, as oil and gas realizations increased and refining margins improved.

The solid results across the Corporation’s business segments were driven by higher commodity prices and a continued focus on operations and business fundamentals. The Corporation’s job is to grow long‑term value by investing in ExxonMobil’s integrated portfolio of opportunities that succeed regardless of market conditions.

Earnings of $7.4 billion for the first six months of 2017 increased 110 percent from $3.5 billion in 2016.

Earnings per share assuming dilution were $1.73.

Capital and exploration expenditures were $8.1 billion, down 21 percent from 2016.

Oil‑equivalent production was 4 million oil‑equivalent barrels per day, down 3 percent from the prior year. Excluding entitlement effects and divestments, oil‑equivalent production was flat with the prior year.

The Corporation distributed $6.4 billion in dividends to shareholders.

	Second Quarter		First Six Months
	2017	2016	2017	2016
	(millions of dollars)
Upstream earnings
United States	(183)	(514)	(201)	(1,346)
Non-U.S.	1,367	808	3,637	1,564
Total	1,184	294	3,436	218

Upstream earnings were $1,184 million in the second quarter of 2017, up $890 million from the second quarter of 2016. Higher liquids and gas realizations increased earnings by $890 million. Lower liquids volume and mix effects decreased earnings by $260 million due to lower sales from timing of liftings. Higher gas volumes and mix effects increased earnings by $120 million. All other items, including lower expenses, increased earnings by $140 million.

On an oil-equivalent basis, production decreased 1 percent from the second quarter of 2016. Liquids production totaled 2.3 million barrels per day, down 61,000 barrels per day as field decline and lower entitlements were partly offset by increased project volumes and work programs. Natural gas production was 9.9 billion cubic feet per day, up 158 million cubic feet per day from 2016 as project ramp‑up, primarily in Australia, was partly offset by field decline and lower demand.

U.S. Upstream results were a loss of $183 million in the second quarter of 2017, compared to a loss of $514 million in the second quarter of 2016. Non‑U.S. Upstream earnings were $1,367 million, up $559 million from the prior year period.

Upstream earnings were $3,436 million, up $3,218 million from the first half of 2016. Higher realizations increased earnings by $3.2 billion. Unfavorable volume and mix effects decreased earnings by $320 million. All other items increased earnings by $310 million, primarily due to lower expenses partly offset by unfavorable tax items in the current year.

On an oil‑equivalent basis, production of 4 million barrels per day was down 3 percent compared to 2016. Liquids production of 2.3 million barrels per day decreased 133,000 barrels per day as lower entitlements and field decline were partly offset by increased project volumes and work programs. Natural gas production of 10.4 billion cubic feet per day increased 168 million cubic feet per day from 2016 as project ramp‑up, primarily in Australia, was partly offset by field decline.

U.S. Upstream results were a loss of $201 million in 2017, compared to a loss of $1,346 million in 2016. Earnings outside the U.S. were $3,637 million, up $2,073 million from the prior year.

	Second Quarter	First Six Months
Upstream additional information	(thousands of barrels daily)
Volumes reconciliation (Oil-equivalent production)(1)
2016	3,957	4,141
Entitlements - Net Interest	(1)	2
Entitlements - Price / Spend / Other	(76)	(92)
Quotas	-	-
Divestments	(5)	(6)
Growth / Other	47	(9)
2017	3,922	4,036

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

	Second Quarter		First Six Months
	2017	2016	2017	2016
	(millions of dollars)
Downstream earnings
United States	347	412	639	599
Non-U.S.	1,038	413	1,862	1,132
Total	1,385	825	2,501	1,731

Downstream earnings were $1,385 million, up $560 million from the second quarter of 2016. Higher margins increased earnings by $220 million, while favorable volume and mix effects increased earnings by $90 million. All other items increased earnings by $250 million, including asset management gains, favorable foreign exchange impacts, and lower turnaround expenses. Petroleum product sales of 5.6 million barrels per day were 58,000 barrels per day higher than last year’s second quarter.

Earnings from the U.S. Downstream were $347 million, down $65 million from the second quarter of 2016. Non‑U.S. Downstream earnings of $1,038 million were $625 million higher than prior year.

Downstream earnings of $2,501 million for the first six months of 2017 increased $770 million from 2016. Stronger refining and marketing margins increased earnings by $230 million, while volume and mix effects increased earnings by $260 million. All other items increased earnings by $280 million, mainly reflecting asset management gains and lower maintenance expense. Petroleum product sales of 5.5 million barrels per day were 60,000 barrels per day higher than 2016.

U.S. Downstream earnings were $639 million, an increase of $40 million from 2016. Non‑U.S. Downstream earnings were $1,862 million, up $730 million from the prior year.

	Second Quarter		First Six Months
	2017	2016	2017	2016
	(millions of dollars)
Chemical earnings
United States	481	509	1,010	1,090
Non-U.S.	504	708	1,146	1,482
Total	985	1,217	2,156	2,572

Chemical earnings of $985 million were $232 million lower than the second quarter of 2016. Weaker margins decreased earnings by $40 million. Volume and mix effects decreased earnings by $50 million. All other items decreased earnings by $140 million primarily due to higher turnaround expenses. Second quarter prime product sales of 6.1 million metric tons were 190,000 metric tons lower than the prior year.

U.S. Chemical earnings of $481 million were $28 million lower than the second quarter of 2016. Non‑U.S. Chemical earnings of $504 million were $204 million lower than prior year.

Chemical earnings of $2,156 million for the first six months of 2017 decreased $416 million from 2016. Weaker margins decreased earnings by $110 million. Volume and mix effects decreased earnings by $60 million. All other items decreased earnings by $250 million, primarily due to higher turnaround expenses and unfavorable foreign exchange effects. Prime product sales of 12.2 million metric tons were down 291,000 metric tons from the first half of 2016.

U.S. Chemical earnings were $1,010 million, down $80 million from 2016. Non‑U.S. Chemical earnings of $1,146 million were $336 million lower than prior year.

	Second Quarter		First Six Months
	2017	2016	2017	2016
	(millions of dollars)

Corporate and financing earnings	(204)	(636)	(733)	(1,011)

Corporate and financing expenses were $204 million for the second quarter of 2017, down $432 million from the second quarter of 2016 mainly due to favorable tax items.

Corporate and financing expenses were $733 million in the first six months of 2017 compared to $1,011 million in 2016, with the decrease mainly due to net favorable tax‑related items.

LIQUIDITY AND CAPITAL RESOURCES

	Second Quarter		First Six Months
	2017	2016	2017	2016
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			15,120	9,331
Investing activities			(6,639)	(7,496)
Financing activities			(8,305)	(1,251)
Effect of exchange rate changes			209	69
Increase/(decrease) in cash and cash equivalents			385	653

Cash and cash equivalents (at end of period)			4,042	4,358

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	6,947	4,519	15,120	9,331
Proceeds associated with sales of subsidiaries, property,
plant & equipment, and sales and returns of investments	154	1,029	841	1,206
Cash flow from operations and asset sales	7,101	5,548	15,961	10,537

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

Cash flow from operations and asset sales in the second quarter of 2017 was $7.1 billion, including asset sales of $0.2 billion, an increase of $1.6 billion from the comparable 2016 period primarily due to higher earnings.

Cash provided by operating activities totaled $15.1 billion for the first six months of 2017, $5.8 billion higher than 2016. The major source of funds was net income including noncontrolling interests of $7.4 billion, an increase of $3.9 billion from the prior year period. The adjustment for the non-cash provision of $9.2 billion for depreciation and depletion decreased by $0.4 billion. Changes in operational working capital decreased cash flows by $0.2 billion in 2017 versus a reduction of $1.7 billion in 2016. All other items net decreased cash flows by $1.2 billion in 2017 compared to a reduction of $2.0 billion in 2016. For additional details, see the Condensed Consolidated Statement of Cash Flows on page 6.

Investing activities for the first six months of 2017 used net cash of $6.6 billion, a decrease of $0.9 billion compared to the prior year. Spending for additions to property, plant and equipment of $6.0 billion was $2.9 billion lower than 2016. Proceeds from asset sales of $0.8 billion decreased $0.4 billion. Additional investments and advances were $1.8 billion, an increase of $1.5 billion, and principally reflect the deposit into escrow of the maximum potential contingent consideration payable as a result of the acquisition of InterOil Corporation.

Cash flow from operations and asset sales in the first six months of 2017 was $16.0 billion, including asset sales of $0.8 billion, an increase of $5.4 billion from the comparable 2016 period primarily due to higher earnings.

Net cash used by financing activities was $8.3 billion in the first six months of 2017, an increase of $7.1 billion from 2016 mainly reflecting the absence of the Corporation’s issuance of $12.0 billion in long-term debt in the prior year.

During the first six months of 2017, Exxon Mobil Corporation purchased 6 million shares of its common stock for the treasury at a gross cost of $0.5 billion. These purchases were made to offset shares or units settled in shares issued in conjunction with the company’s benefit plans and programs. Shares outstanding increased from 4,148 million at year-end to 4,237 million at the end of the second quarter of 2017, mainly due to shares issued for the acquisitions of InterOil Corporation and of companies that hold acreage in the Permian Basin. Purchases may be made both in the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed a total of $3.3 billion to shareholders in the second quarter of 2017 through dividends.

Total cash and cash equivalents of $4.0 billion at the end of the second quarter of 2017 compared to $4.4 billion at the end of the second quarter of 2016.

Total debt at the end of the second quarter of 2017 was $41.9 billion compared to $42.8 billion at year-end 2016. The Corporation's debt to total capital ratio was 18.4 percent at the end of the second quarter of 2017 compared to 19.7 percent at year-end 2016.

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

Litigation and other contingencies are discussed in Note 3 to the unaudited condensed consolidated financial statements.

TAXES

	Second Quarter		First Six Months
	2017	2016	2017	2016
	(millions of dollars)

Income taxes	892	715	2,720	664
Effective income tax rate	31%	40%	35%	31%
Sales-based taxes	5,589	5,435	10,931	10,250
All other taxes and duties	7,170	7,291	14,073	14,022
Total	13,651	13,441	27,724	24,936

Income, sales-based and all other taxes and duties totaled $13.7 billion for the second quarter of 2017, an increase of $0.2 billion from 2016. Income tax expense increased by $0.2 billion to $0.9 billion reflecting higher pre-tax income. The effective income tax rate was 31 percent compared to 40 percent in the prior year period reflecting favorable one-time tax items. Sales-based taxes and all other taxes and duties were essentially unchanged.

Income, sales-based and all other taxes and duties totaled $27.7 billion for the first six months of 2017, an increase of $2.8 billion from 2016. Income tax expense increased by $2.1 billion to $2.7 billion reflecting higher pre-tax income. The effective income tax rate was 35 percent compared to 31 percent in the prior year period due a higher share of earnings in high tax jurisdictions. Sales-based taxes and all other taxes and duties increased by $0.7 billion to $25.0 billion as a result of higher sales realizations.

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

CAPITAL AND EXPLORATION EXPENDITURES

	Second Quarter		First Six Months
	2017	2016	2017	2016
	(millions of dollars)

Upstream (including exploration expenses)	2,786	3,919	5,905	7,898
Downstream	586	642	1,131	1,170
Chemical	535	563	1,032	1,174
Other	18	34	26	43
Total	3,925	5,158	8,094	10,285

Capital and exploration expenditures in the second quarter of 2017 were $3.9 billion, down 24 percent from the second quarter of 2016.

Capital and exploration expenditures in the first six months of 2017 were $8.1 billion, down 21 percent from the first six months of 2016 due primarily to lower upstream major project spending. The Corporation anticipates an investment level of $22 billion in 2017. Actual spending could vary depending on the progress of individual projects and property acquisitions.

In 2014, the European Union and United States imposed sanctions relating to the Russian energy sector. ExxonMobil continues to comply with all sanctions and regulatory licenses applicable to its affiliates’ investments in the Russian Federation. See Part II. Other Information, Item 1. Legal Proceedings in this report for information concerning a civil penalty assessment related to this matter which the Corporation is contesting.

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

FORWARD-LOOKING STATEMENTS

Statements relating to future plans, projections, events or conditions are forward-looking statements. Future results, including project plans, costs, timing, and capacities; capital and exploration expenditures; production rates; resource recoveries; the impact of new technologies; and share purchase levels, could differ materially due to factors including: changes in oil, gas or petrochemical prices or other market or economic conditions affecting the oil, gas or petrochemical industries, including the scope and duration of economic recessions; the outcome of exploration and development efforts; changes in law or government regulation, including tax and environmental requirements; the impact of fiscal and commercial terms and outcome of commercial negotiations; the results of research programs; changes in technical or operating conditions; actions of competitors; and other factors discussed under the heading “Factors Affecting Future Results” in the “Investors” section of our website and in Item 1A of ExxonMobil's 2016 Form 10-K. Closing of pending acquisitions is also subject to satisfaction of the conditions precedent provided in the applicable agreement. We assume no duty to update these statements as of any future date.

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the six months ended June 30, 2017, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2016.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of June 30, 2017. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On June 20, 2017, the United States Department of Justice (DOJ) and the United States Environmental Protection Agency (EPA) notified XTO Energy Inc. (XTO) concerning alleged violations of the Clean Air Act and the Fort Berthold Indian Reservation Federal Implementation Plan (FIP). The DOJ is alleging that XTO failed to have vapor control systems capable of routing all tank vapors to a control device in violation of the FIP, including (1) failure to operate and maintain liquids storage and handling systems to minimize emissions; (2) failure to route all working, breathing and flashing losses to a control device; (3) failure to equip tank openings with a cover to ensure that all tank vapors are routed to a vapor recovery unit or control device; (4) failure to set pressure relief valves to ensure that tank vapors are routed to a control device under normal operating conditions; and (5) failure to design closed-vent systems to operate with no detectable emissions. The DOJ is seeking a civil penalty in excess of $100,000 as well as injunctive relief, and XTO is working with the DOJ and the EPA to resolve the matter.

In late April 2017, the State of North Dakota Department of Health (NDDOH) and the North Dakota State Office of the Attorney General (NDSOAG) notified XTO of their interest in settling possible enforcement of alleged violations of the North Dakota Century Code and implementing regulations. The NDDOH is alleging that in North Dakota (but outside of the Fort Berthold Indian Reservation), XTO failed to have vapor control systems capable of routing all tank vapors to a control device in violation of state statutes and applicable regulations, including (1) failure to properly design, size and operate closed-vent systems; (2) causing or permitting emissions in quantities/duration that may be injurious to human health, welfare or property; (3) failure to install equipment to insure that facilities comply with applicable ambient air quality requirements; and (4) failure to submit well registrations within applicable time limits. The NDSOAG and the NDDOH are seeking a civil penalty in excess of $100,000 as well as injunctive relief, and XTO is working with the state to resolve the matter.

As reported in the Corporation’s Form 10-K for 2016, on December 8, 2016, the Texas Commission on Environmental Quality (TCEQ) contacted the Corporation concerning alleged violations of the Texas Clean Air Act, certain implementing regulations, and the applicable new source review permit in connection with exceedances of the nitrogen oxide emission limit at a compressor engine and volatile organic compound emission limits at Tanks 21 and 23 at the Corporation’s former King Ranch Gas Plant. On July 7, 2017, the TCEQ formally approved and signed the Agreed Order resolving this matter. The Agreed Order assessed a civil penalty of $142,979, with a one-time deferral of $28,595 from that penalty for a net civil penalty of $114,384. The Corporation has already paid $57,192 of that civil penalty to the TCEQ, and, consistent with the Agreed Order, will pay the remaining $57,192 to the Texas Congress of Parents and Teachers, doing business as Texas PTA, to support the replacement of older diesel buses with newer buses capable of meeting more stringent air emissions standards.

In December 2010, Environment Texas Citizen Lobby, Inc. and the Sierra Club, Lone Star Chapter, filed a citizen suit captioned Environment Texas Citizen Lobby, Inc. et al. v. Exxon Mobil Corporation in the United States District Court for the Southern District of Texas seeking declaratory and injunctive relief, penalties, attorney fees and litigation costs associated with alleged violations of Title V of the Clean Air Act. Plaintiffs alleged that ExxonMobil repeatedly violated, and will continue to violate, its air operating permits, the Texas State Implementation Plan and the Clean Air Act by emitting air pollutants into the atmosphere from the Baytown complex in excess of applicable emission limitations or otherwise without authorization at the Baytown, Texas, refinery, chemical plant and olefins plant. The initial District Court trial occurred in 2014 with judgment for ExxonMobil. After the plaintiffs appealed, the U.S. Court of Appeals for the Fifth Circuit vacated the judgment and remanded the case back to District Court for further proceedings. After receiving from each party proposed findings of fact and conclusions of law, the District Court entered a revised judgment in favor of the Plaintiffs on April 26, 2017, awarding approximately $20 million in civil penalties, payable to the United States Treasury. ExxonMobil expects to appeal the judgment to the U.S. Court of Appeals for the Fifth Circuit.

On July 20, 2017, the United States Department of Treasury, Office of Foreign Assets Control (OFAC) assessed a civil penalty against Exxon Mobil Corporation, ExxonMobil Development Company and ExxonMobil Oil Corporation for violating the Ukraine-Related Sanctions Regulations, 31 C.F.R. part 589. The assessed civil penalty is in the amount of $2,000,000. ExxonMobil and its affiliates have been and continue to be in compliance with all sanctions and disagree that any violation has occurred. ExxonMobil and its affiliates have filed a complaint in the United States Federal District Court, Northern District of Texas seeking judicial review of, and to enjoin, the civil penalty under the Administrative Procedures Act and the United States Constitution, including on the basis that it represents an arbitrary and capricious action by OFAC and a violation of the Company’s due process rights.

Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended June 30, 2017

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

April 2017	-		-
May 2017	-		-
June 2017	-		-
Total	-		-	(See Note 1)

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

Item 6.  Exhibits

Exhibit	Description

10(iii)(c.1)	ExxonMobil Supplemental Savings Plan.
31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.
31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.
31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.
32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.
101	Interactive Data Files.

EXXON MOBIL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION
Date: August 2, 2017	By:	/s/ DAVID S. ROSENTHAL
David S. Rosenthal
Vice President, Controller and
Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit	Description

10(iii)(c.1)	ExxonMobil Supplemental Savings Plan.
31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.
31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.
31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.
32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.
101	Interactive Data Files.