Form 10-Q
period 2017-09-30
EXXON MOBIL CORP
filed 2017-11-01
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2017
Common stock, without par value	4,237,106,077

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues and other income
Sales and other operating revenue (1)	64,415	56,767	186,330	160,232
Income from equity affiliates	1,472	1,103	4,707	3,478
Other income	278	807	1,291	1,368
Total revenues and other income	66,165	58,677	192,328	165,078
Costs and other deductions
Crude oil and product purchases	31,432	28,035	91,985	75,872
Production and manufacturing expenses	8,334	7,709	24,586	23,346
Selling, general and administrative expenses	2,725	2,736	7,952	7,975
Depreciation and depletion	4,880	4,605	14,051	14,191
Exploration expenses, including dry holes	284	327	1,087	1,127
Interest expense	111	106	415	258
Sales-based taxes (1)	5,864	5,437	16,795	15,687
Other taxes and duties	6,952	6,496	19,800	19,270
Total costs and other deductions	60,582	55,451	176,671	157,726
Income before income taxes	5,583	3,226	15,657	7,352
Income taxes	1,498	337	4,218	1,001
Net income including noncontrolling interests	4,085	2,889	11,439	6,351
Net income attributable to noncontrolling interests	115	239	109	191
Net income attributable to ExxonMobil	3,970	2,650	11,330	6,160

Earnings per common share (dollars)	0.93	0.63	2.66	1.47

Earnings per common share - assuming dilution (dollars)	0.93	0.63	2.66	1.47

Dividends per common share (dollars)	0.77	0.75	2.29	2.23

(1) Sales-based taxes included in sales and other
operating revenue	5,864	5,437	16,795	15,687

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income including noncontrolling interests	4,085	2,889	11,439	6,351
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	2,342	(107)	5,424	2,506
Adjustment for foreign exchange translation (gain)/loss
included in net income	-	-	234	-
Postretirement benefits reserves adjustment
(excluding amortization)	(145)	34	(329)	25
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	311	278	850	859
Total other comprehensive income	2,508	205	6,179	3,390
Comprehensive income including noncontrolling interests	6,593	3,094	17,618	9,741
Comprehensive income attributable to
noncontrolling interests	372	166	700	536
Comprehensive income attributable to ExxonMobil	6,221	2,928	16,918	9,205

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)

	Sept. 30,	Dec. 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	4,266	3,657
Notes and accounts receivable – net	23,263	21,394
Inventories
Crude oil, products and merchandise	12,488	10,877
Materials and supplies	4,255	4,203
Other current assets	1,480	1,285
Total current assets	45,752	41,416
Investments, advances and long-term receivables	37,649	35,102
Property, plant and equipment – net	255,556	244,224
Other assets, including intangibles – net	10,470	9,572
Total assets	349,427	330,314

Liabilities
Current liabilities
Notes and loans payable	15,741	13,830
Accounts payable and accrued liabilities	34,698	31,193
Income taxes payable	3,338	2,615
Total current liabilities	53,777	47,638
Long-term debt	24,869	28,932
Postretirement benefits reserves	20,874	20,680
Deferred income tax liabilities	34,430	34,041
Long-term obligations to equity companies	5,003	5,124
Other long-term obligations	21,276	20,069
Total liabilities	160,229	156,484

Commitments and contingencies (Note 3)

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	14,783	12,157
Earnings reinvested	409,449	407,831
Accumulated other comprehensive income	(16,651)	(22,239)
Common stock held in treasury
(3,782 million shares at September 30, 2017 and
3,871 million shares at December 31, 2016)	(225,305)	(230,424)
ExxonMobil share of equity	182,276	167,325
Noncontrolling interests	6,922	6,505
Total equity	189,198	173,830
Total liabilities and equity	349,427	330,314

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net income including noncontrolling interests	11,439	6,351
Depreciation and depletion	14,051	14,191
Changes in operational working capital, excluding cash and debt	(547)	(2,386)
All other items – net	(2,288)	(3,470)
Net cash provided by operating activities	22,655	14,686

Cash flows from investing activities
Additions to property, plant and equipment	(10,901)	(12,276)
Proceeds associated with sales of subsidiaries, property, plant and
equipment, and sales and returns of investments	1,695	2,182
Additional investments and advances	(1,950)	(1,398)
Other investing activities including collection of advances	1,962	761
Net cash used in investing activities	(9,194)	(10,731)

Cash flows from financing activities
Additions to long-term debt	60	11,964
Additions to short-term debt	1,735	-
Reductions in short-term debt	(4,971)	(286)
Additions/(reductions) in commercial paper, and debt with three
months or less maturity (1)	339	(4,062)
Cash dividends to ExxonMobil shareholders	(9,712)	(9,320)
Cash dividends to noncontrolling interests	(139)	(122)
Changes in noncontrolling interests	(90)	-
Common stock acquired	(515)	(727)
Common stock sold	-	6
Net cash used in financing activities	(13,293)	(2,547)
Effects of exchange rate changes on cash	441	(20)
Increase/(decrease) in cash and cash equivalents	609	1,388
Cash and cash equivalents at beginning of period	3,657	3,705
Cash and cash equivalents at end of period	4,266	5,093

Supplemental Disclosures
Income taxes paid	4,611	3,049
Cash interest paid	965	709

2017 Non-Cash Transactions

In the first nine months of 2017, the Corporation completed the acquisitions of InterOil Corporation and of companies that own certain oil and gas properties in the Permian Basin and other assets. These transactions included a significant non-cash component. Additional information is provided in Note 9.

 (1) Includes a net reduction of commercial paper with a maturity of over three months of $0.5 billion in 2017 and a net addition of $1.0 billion in 2016. The gross amount of commercial paper with a maturity of over three months issued was $2.7 billion in 2017 and $2.9 billion in 2016, while the gross amount repaid was $3.2 billion in 2017 and $1.9 billion in 2016.

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)

	ExxonMobil Share of Equity
			Accumulated
			Other	Common
			Compre-	Stock	ExxonMobil	Non-
	Common	Earnings	hensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity

Balance as of December 31, 2015	11,612	412,444	(23,511)	(229,734)	170,811	5,999	176,810
Amortization of stock-based awards	612	-	-	-	612	-	612
Tax benefits related to stock-based
awards	11	-	-	-	11	-	11
Other	(7)	-	-	-	(7)	-	(7)
Net income for the period	-	6,160	-	-	6,160	191	6,351
Dividends – common shares	-	(9,320)	-	-	(9,320)	(122)	(9,442)
Other comprehensive income	-	-	3,045	-	3,045	345	3,390
Acquisitions, at cost	-	-	-	(727)	(727)	-	(727)
Dispositions	-	-	-	12	12	-	12
Balance as of September 30, 2016	12,228	409,284	(20,466)	(230,449)	170,597	6,413	177,010

Balance as of December 31, 2016	12,157	407,831	(22,239)	(230,424)	167,325	6,505	173,830
Amortization of stock-based awards	635	-	-	-	635	-	635
Other	(87)	-	-	-	(87)	(54)	(141)
Net income for the period	-	11,330	-	-	11,330	109	11,439
Dividends – common shares	-	(9,712)	-	-	(9,712)	(139)	(9,851)
Other comprehensive income	-	-	5,588	-	5,588	591	6,179
Acquisitions, at cost	-	-	-	(596)	(596)	(90)	(686)
Issued for acquisitions	2,078	-	-	5,711	7,789	-	7,789
Dispositions	-	-	-	4	4	-	4
Balance as of September 30, 2017	14,783	409,449	(16,651)	(225,305)	182,276	6,922	189,198

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
		Held in				Held in
Common Stock Share Activity	Issued	Treasury	Outstanding		Issued	Treasury	Outstanding
	(millions of shares)				(millions of shares)

Balance as of December 31	8,019	(3,871)	4,148		8,019	(3,863)	4,156
Acquisitions	-	(7)	(7)		-	(9)	(9)
Issued for acquisitions	-	96	96		-	-	-
Dispositions	-	-	-		-	-	-
Balance as of September 30	8,019	(3,782)	4,237		8,019	(3,872)	4,147

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

In January 2016, the Financial Accounting Standards Board issued an updated standard, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires investments in equity securities other than consolidated subsidiaries and equity method investments to be measured at fair value with changes in the fair value recognized through net income. Companies can elect a modified approach for equity securities that do not have a readily determinable fair value. ExxonMobil is evaluating the standard and its effect on the Corporation’s financial statements and plans to adopt it in 2018.

In March 2017, the Financial Accounting Standards Board issued an Accounting Standards Update, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires the service cost component of net benefit costs to be reported in the same line of the income statement as other compensation costs and the other components of net benefit costs (non-service costs) to be presented separately from the service cost component. Additionally, only the service cost component of net benefit costs will be eligible for capitalization. The update is required to be adopted beginning January 1, 2018. The Corporation expects to add a new line “Non-service pension and postretirement benefit expense” to its Consolidated Statement of Income. This line would reflect the non-service costs that were previously included in “Production and manufacturing expenses” and “Selling, general and administrative expenses”. The update is not expected to have a material impact on the Corporation’s financial statements. Beginning January 1, 2018, the Corporation expects to include all of the non-service costs in its Corporate and financing segment.

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

Other Contingencies

The Corporation and certain of its consolidated subsidiaries were contingently liable at September 30, 2017, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	As of September 30, 2017
	Equity	Other
	Company	Third Party
	Obligations (1)	Obligations	Total
	(millions of dollars)
Guarantees
Debt-related	107	30	137
Other	2,754	4,267	7,021
Total	2,861	4,297	7,158

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

On February 2, 2015, Venezuela filed a Request for Annulment of the ICSID award. On March 9, 2017, the ICSID Committee hearing the Request for Annulment issued a decision partially annulling the award of the Tribunal issued on October 9, 2014. The Committee affirmed the compensation due for the La Ceiba project and for export curtailments at the Cerro Negro project, but annulled the portion of the award relating to the Cerro Negro Project’s expropriation ($1.4 billion) based on its determination that the prior Tribunal failed to adequately explain why the cap on damages in the indemnity owed by PdVSA did not affect or limit the amount owed for the expropriation of the Cerro Negro project. As a result, ExxonMobil retains an award for $260 million (including accrued interest). ExxonMobil reached an agreement with Venezuela for full payment of the $260 million and Venezuela has begun performing on it. The agreement does not impact ExxonMobil’s ability to re-arbitrate the issue that was the basis for the annulment in a new ICSID arbitration proceeding.

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

4.     Other Comprehensive Income Information

	Cumulative	Post-
	Foreign	retirement
	Exchange	Benefits
ExxonMobil Share of Accumulated Other	Translation	Reserves
Comprehensive Income	Adjustment	Adjustment	Total
	(millions of dollars)

Balance as of December 31, 2015	(14,170)	(9,341)	(23,511)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	2,189	23	2,212
Amounts reclassified from accumulated other
comprehensive income	-	833	833
Total change in accumulated other comprehensive income	2,189	856	3,045
Balance as of September 30, 2016	(11,981)	(8,485)	(20,466)

Balance as of December 31, 2016	(14,501)	(7,738)	(22,239)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	4,925	(300)	4,625
Amounts reclassified from accumulated other
comprehensive income	140	823	963
Total change in accumulated other comprehensive income	5,065	523	5,588
Balance as of September 30, 2017	(9,436)	(7,215)	(16,651)

	Three Months Ended		Nine Months Ended
Amounts Reclassified Out of Accumulated Other	September 30,		September 30,
Comprehensive Income - Before-tax Income/(Expense)	2017	2016	2017	2016
	(millions of dollars)

Foreign exchange translation gain/(loss) included in net income
(Statement of Income line: Other income)	-	-	(234)	-
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs (1)	(450)	(415)	(1,215)	(1,248)

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost. (See Note 6 – Pension and Other Postretirement Benefits for additional details.)

	Three Months Ended		Nine Months Ended
Income Tax (Expense)/Credit For	September 30,		September 30,
Components of Other Comprehensive Income	2017	2016	2017	2016
	(millions of dollars)

Foreign exchange translation adjustment	17	(9)	(9)	(6)
Postretirement benefits reserves adjustment
(excluding amortization)	74	(11)	154	20
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	(139)	(137)	(365)	(389)
Total	(48)	(157)	(220)	(375)

5.     Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Earnings per common share
Net income attributable to ExxonMobil (millions of dollars)	3,970	2,650	11,330	6,160

Weighted average number of common shares
outstanding (millions of shares)	4,271	4,178	4,252	4,178

Earnings per common share (dollars) (1)	0.93	0.63	2.66	1.47

(1) The calculation of earnings per common share and earnings per common share – assuming dilution are the same in each period shown.

6.     Pension and Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

	(millions of dollars)
Components of net benefit cost
Pension Benefits - U.S.
Service cost	200	200	583	606
Interest cost	199	198	598	594
Expected return on plan assets	(194)	(182)	(582)	(545)
Amortization of actuarial loss/(gain) and prior
service cost	110	124	332	373
Net pension enhancement and
curtailment/settlement cost	187	111	450	333
Net benefit cost	502	451	1,381	1,361

Pension Benefits - Non-U.S.
Service cost	155	131	445	430
Interest cost	198	206	574	636
Expected return on plan assets	(260)	(227)	(743)	(701)
Amortization of actuarial loss/(gain) and prior
service cost	135	151	388	452
Net pension enhancement and
curtailment/settlement cost	-	-	(5)	-
Net benefit cost	228	261	659	817

Other Postretirement Benefits
Service cost	36	38	92	115
Interest cost	88	85	227	258
Expected return on plan assets	(6)	(6)	(17)	(18)
Amortization of actuarial loss/(gain) and prior
service cost	18	29	45	90
Net benefit cost	136	146	347	445

7.     Financial Instruments

The fair value of financial instruments is determined by reference to observable market data and other valuation techniques as appropriate. The only category of financial instruments where the difference between fair value and recorded book value is notable is long-term debt. The estimated fair value of total long-term debt, excluding capitalized lease obligations, was $24,199 million at September 30, 2017, and $27,968 million at December 31, 2016, as compared to recorded book values of $23,523 million at September 30, 2017, and $27,707 million at December 31, 2016.

The fair value of long-term debt by hierarchy level at September 30, 2017, is: Level 1 $24,021 million; Level 2 $172 million; and Level 3 $6 million. Level 1 represents quoted prices in active markets. Level 2 includes debt whose fair value is based upon a publicly available index. Level 3 involves using internal data augmented by relevant market indicators if available.

8.     Disclosures about Segments and Related Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Earnings After Income Tax	(millions of dollars)
Upstream
United States	(238)	(477)	(439)	(1,823)
Non-U.S.	1,805	1,097	5,442	2,661
Downstream
United States	391	225	1,030	824
Non-U.S.	1,141	1,004	3,003	2,136
Chemical
United States	403	434	1,413	1,524
Non-U.S.	689	737	1,835	2,219
All other	(221)	(370)	(954)	(1,381)
Corporate total	3,970	2,650	11,330	6,160

Sales and Other Operating Revenue (1)
Upstream
United States	2,282	2,152	6,955	5,373
Non-U.S.	3,736	3,177	10,865	9,371
Downstream
United States	16,312	14,930	47,059	40,981
Non-U.S.	34,837	29,969	99,978	85,135
Chemical
United States	2,589	2,474	8,119	7,377
Non-U.S.	4,646	4,049	13,313	11,970
All other	13	16	41	25
Corporate total	64,415	56,767	186,330	160,232

(1) Includes sales-based taxes

Intersegment Revenue
Upstream
United States	1,365	875	3,937	2,598
Non-U.S.	5,734	4,401	16,356	12,843
Downstream
United States	3,134	2,775	10,621	8,057
Non-U.S.	5,866	4,903	16,048	13,514
Chemical
United States	1,675	1,615	5,290	4,805
Non-U.S.	1,482	1,043	3,776	3,073
All other	51	60	154	174

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

On September 6, 2017, the resource certification was finalized triggering both payment of the CRP to former IOC shareholders and receipt of the current portion of the contingent receivable. The earnings impact from settlement of the CRP and the related contingent receivable was not material.

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

10.   Accounting for Suspended Exploratory Well Costs

For the category of exploratory well costs at year-end 2016 that were suspended more than one year, a total of $240 million was expensed in the first nine months of 2017.

EXXON MOBIL CORPORATION

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Third Quarter		First Nine Months
Earnings (U.S. GAAP)	2017	2016	2017	2016
	(millions of dollars)
Upstream
United States	(238)	(477)	(439)	(1,823)
Non-U.S.	1,805	1,097	5,442	2,661
Downstream
United States	391	225	1,030	824
Non-U.S.	1,141	1,004	3,003	2,136
Chemical
United States	403	434	1,413	1,524
Non-U.S.	689	737	1,835	2,219
Corporate and financing	(221)	(370)	(954)	(1,381)
Net income attributable to ExxonMobil (U.S. GAAP)	3,970	2,650	11,330	6,160

Earnings per common share (dollars)	0.93	0.63	2.66	1.47

Earnings per common share - assuming dilution (dollars)	0.93	0.63	2.66	1.47

References in this discussion to corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the consolidated income statement. Unless otherwise indicated, references to earnings, Upstream, Downstream, Chemical and Corporate and financing segment earnings, and earnings per share are ExxonMobil's share after excluding amounts attributable to noncontrolling interests.

REVIEW OF THIRD QUARTER 2017 RESULTS

ExxonMobil’s third quarter 2017 earnings of $4 billion, or $0.93 per diluted share, compared with $2.7 billion a year earlier, as commodity prices improved and performance in the Upstream and Downstream strengthened.

Earnings of $11.3 billion for the first nine months of 2017 increased 84 percent from $6.2 billion in 2016.

Earnings per share assuming dilution were $2.66.

Capital and exploration expenditures were $14.1 billion, down 3 percent from 2016.

Oil‑equivalent production was 4 million barrels per day, down 1 percent from the prior year. Excluding entitlement effects and divestments, oil‑equivalent production was up 1 percent from the prior year.

The Corporation distributed $9.7 billion in dividends to shareholders.

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	(millions of dollars)
Upstream earnings
United States	(238)	(477)	(439)	(1,823)
Non-U.S.	1,805	1,097	5,442	2,661
Total	1,567	620	5,003	838

Upstream earnings were $1,567 million in the third quarter of 2017, up $947 million from the third quarter of 2016. Higher liquids and gas realizations increased earnings by $860 million. Higher volume and mix effects increased earnings by $20 million. All other items increased earnings by $70 million as lower expenses were partly offset by unfavorable foreign exchange effects.

On an oil-equivalent basis, production increased 2 percent from the third quarter of 2016. Liquids production totaled 2.3 million barrels per day, up 69,000 barrels per day as lower downtime and higher project volumes were partly offset by field decline. Natural gas production was 9.6 billion cubic feet per day, down 16 million cubic feet per day from 2016 as field decline and lower demand were partly offset by project ramp‑up, primarily in Australia, and work programs.

U.S. Upstream results were a loss of $238 million in the third quarter of 2017, compared to a loss of $477 million in the third quarter of 2016. Non‑U.S. Upstream earnings were $1,805 million, up $708 million from the prior year.

Upstream earnings were $5,003 million in the first nine months of 2017, up $4,165 million from 2016. Higher realizations increased earnings by $4.1 billion. Unfavorable volume and mix effects decreased earnings by $300 million. All other items increased earnings by $380 million, primarily due to lower expenses partly offset by unfavorable tax items in the current year.

On an oil‑equivalent basis, production of 4 million barrels per day was down 1 percent compared to 2016. Liquids production of 2.3 million barrels per day decreased 65,000 barrels per day as field decline and lower entitlements were partly offset by increased project volumes and work programs. Natural gas production of 10.1 billion cubic feet per day increased 106 million cubic feet per day from 2016 as project ramp‑up, primarily in Australia, was partly offset by field decline.

U.S. Upstream results were a loss of $439 million in 2017, compared to a loss of $1,823 million in 2016. Non‑U.S. Upstream earnings were $5,442 million, up $2,781 million from the prior year.

	Third Quarter	First Nine Months
Upstream additional information	(thousands of barrels daily)
Volumes reconciliation (Oil-equivalent production)(1)
2016	3,811	4,030
Entitlements - Net Interest	(1)	-
Entitlements - Price / Spend / Other	(14)	(68)
Quotas	-	-
Divestments	(5)	(6)
Growth / Other	87	27
2017	3,878	3,983

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

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	(millions of dollars)
Downstream earnings
United States	391	225	1,030	824
Non-U.S.	1,141	1,004	3,003	2,136
Total	1,532	1,229	4,033	2,960

Downstream earnings were $1,532 million, up $303 million from the third quarter of 2016. Higher refining margins increased earnings by $1 billion. Volume and mix effects decreased earnings by $160 million. All other items decreased earnings by $550 million, reflecting the absence of favorable asset management gains of $380 million in the prior year from the sale of Canadian retail assets and higher expenses related to Hurricane Harvey. Petroleum product sales of 5.5 million barrels per day were 43,000 barrels per day lower than last year’s third quarter.

Earnings from the U.S. Downstream were $391 million, up $166 million from the third quarter of 2016. Non‑U.S. Downstream earnings of $1,141 million were $137 million higher than prior year.

Downstream earnings of $4,033 million in the first nine months of 2017 increased $1,073 million from 2016. Stronger refining and marketing margins increased earnings by $1.3 billion, while volume and mix effects increased earnings by $110 million. All other items decreased earnings by $290 million, mainly reflecting the absence of the Canadian retail assets sale. Petroleum product sales of 5.5 million barrels per day were 26,000 barrels per day higher than 2016.

U.S. Downstream earnings were $1,030 million, an increase of $206 million from 2016. Non‑U.S. Downstream earnings were $3,003 million, up $867 million from the prior year.

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	(millions of dollars)
Chemical earnings
United States	403	434	1,413	1,524
Non-U.S.	689	737	1,835	2,219
Total	1,092	1,171	3,248	3,743

Chemical earnings of $1,092 million were $79 million lower than the third quarter of 2016. Weaker margins decreased earnings by $200 million. Volume and mix effects increased earnings by $120 million. Third quarter prime product sales of 6.4 million metric tons were 313,000 metric tons or 5 percent higher than the prior year, despite Hurricane Harvey impacts.

U.S. Chemical earnings of $403 million were $31 million lower than the third quarter of 2016. Non‑U.S. Chemical earnings of $689 million were $48 million lower than prior year.

Chemical earnings of $3,248 million for the first nine months of 2017 decreased $495 million from 2016. Weaker margins decreased earnings by $320 million. Volume and mix effects increased earnings by $70 million. All other items decreased earnings by $250 million, primarily due to higher expenses from increased turnaround activity and new business growth. Prime product sales of 18.6 million metric tons were up 22,000 metric tons from the first nine months of 2016.

U.S. Chemical earnings were $1,413 million, down $111 million from 2016. Non‑U.S. Chemical earnings of $1,835 million were $384 million lower than prior year.

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	(millions of dollars)

Corporate and financing earnings	(221)	(370)	(954)	(1,381)

Corporate and financing expenses were $221 million for the third quarter of 2017, down $149 million from the third quarter of 2016 mainly due to favorable impacts from the resolution of long‑standing tax items.

Corporate and financing expenses were $954 million in the first nine months of 2017 compared to $1,381 million in 2016, with the decrease mainly due to favorable impacts from the resolution of long‑standing tax items.

LIQUIDITY AND CAPITAL RESOURCES

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			22,655	14,686
Investing activities			(9,194)	(10,731)
Financing activities			(13,293)	(2,547)
Effect of exchange rate changes			441	(20)
Increase/(decrease) in cash and cash equivalents			609	1,388

Cash and cash equivalents (at end of period)			4,266	5,093

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	7,535	5,355	22,655	14,686
Proceeds associated with sales of subsidiaries, property,
plant & equipment, and sales and returns of investments	854	976	1,695	2,182
Cash flow from operations and asset sales	8,389	6,331	24,350	16,868

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

Cash flow from operations and asset sales in the third quarter of 2017 was $8.4 billion, including asset sales of $0.9 billion, an increase of $2.1 billion from the comparable 2016 period primarily due to higher earnings.

Cash provided by operating activities totaled $22.7 billion for the first nine months of 2017, $8.0 billion higher than 2016. The major source of funds was net income including noncontrolling interests of $11.4 billion, an increase of $5.1 billion from the prior year period. The adjustment for the non-cash provision of $14.1 billion for depreciation and depletion decreased by $0.1 billion. Changes in operational working capital decreased cash flows by $0.5 billion in 2017 versus a reduction of $2.4 billion in 2016. All other items net decreased cash flows by $2.3 billion in 2017 compared to a reduction of $3.5 billion in 2016. See the Condensed Consolidated Statement of Cash Flows for additional details.

Investing activities for the first nine months of 2017 used net cash of $9.2 billion, a decrease of $1.5 billion compared to the prior year. Spending for additions to property, plant and equipment of $10.9 billion was $1.4 billion lower than 2016. Proceeds from asset sales of $1.7 billion decreased $0.5 billion. Additional investments and advances were $2.0 billion, an increase of $0.6 billion, and principally reflect the deposit into escrow of the maximum potential contingent consideration payable as a result of the acquisition of InterOil Corporation. Other investing activities including collection of advances increased cash flows by $2.0 billion, including the return of unused contingent consideration from the InterOil acquisition escrow, and were up $1.2 billion from the previous year.

Cash flow from operations and asset sales in the first nine months of 2017 was $24.4 billion, including asset sales of $1.7 billion, an increase of $7.5 billion from the comparable 2016 period primarily due to higher earnings.

Net cash used by financing activities was $13.3 billion in the first nine months of 2017, an increase of $10.7 billion from 2016 mainly reflecting the absence of the Corporation’s issuance of $12.0 billion in long-term debt in the prior year.

During the first nine months of 2017, Exxon Mobil Corporation purchased 6 million shares of its common stock for the treasury at a gross cost of $0.5 billion. These purchases were made to offset shares or units settled in shares issued in conjunction with the company’s benefit plans and programs. Shares outstanding increased from 4,148 million at year-end to 4,237 million at the end of the third quarter of 2017, mainly due to shares issued for the acquisitions of InterOil Corporation and of companies that hold acreage in the Permian Basin. Purchases may be made both in the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed a total of $3.3 billion to shareholders in the third quarter of 2017 through dividends.

Total cash and cash equivalents of $4.3 billion at the end of the third quarter of 2017 compared to $5.1 billion at the end of the third quarter of 2016.

Total debt at the end of the third quarter of 2017 was $40.6 billion compared to $42.8 billion at year-end 2016. The Corporation's debt to total capital ratio was 17.7 percent at the end of the third quarter of 2017 compared to 19.7 percent at year-end 2016.

The Corporation has access to significant capacity of long-term and short-term liquidity. Internally generated funds are generally expected to cover financial requirements, supplemented by short-term and long-term debt as required.

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

Litigation and other contingencies are discussed in Note 3 to the unaudited condensed consolidated financial statements.

TAXES

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	(millions of dollars)

Income taxes	1,498	337	4,218	1,001
Effective income tax rate	33%	20%	34%	26%
Sales-based taxes	5,864	5,437	16,795	15,687
All other taxes and duties	7,488	7,054	21,561	21,076
Total	14,850	12,828	42,574	37,764

Income, sales-based and all other taxes and duties totaled $14.8 billion for the third quarter of 2017, an increase of $2.0 billion from 2016. Income tax expense increased by $1.2 billion to $1.5 billion reflecting higher pre-tax income. The effective income tax rate was 33 percent compared to 20 percent in the prior year period reflecting the effect of one-time tax items and a higher share of earnings in high tax jurisdictions. Sales-based taxes and all other taxes and duties increased by $0.8 billion to $13.3 billion as a result of higher sales realizations.

Income, sales-based and all other taxes and duties totaled $42.6 billion for the first nine months of 2017, an increase of $4.8 billion from 2016. Income tax expense increased by $3.2 billion to $4.2 billion reflecting higher pre-tax income. The effective income tax rate was 34 percent compared to 26 percent in the prior year period due a higher share of earnings in high tax jurisdictions. Sales-based taxes and all other taxes and duties increased by $1.6 billion to $38.4 billion as a result of higher sales realizations.

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

CAPITAL AND EXPLORATION EXPENDITURES

	Third Quarter		First Nine Months
	2017	2016	2017	2016
	(millions of dollars)

Upstream (including exploration expenses)	3,175	3,072	9,080	10,970
Downstream	611	589	1,742	1,759
Chemical	2,183	503	3,215	1,677
Other	18	26	44	69
Total	5,987	4,190	14,081	14,475

Capital and exploration expenditures in the third quarter of 2017 were $6 billion, including the Jurong aromatics plant acquisition.

Capital and exploration expenditures in the first nine months of 2017 were $14.1 billion, down 3 percent from the first nine months of 2016 due primarily to lower upstream major project spending partially offset by the Jurong aromatics plant acquisition. The Corporation anticipates an investment level of $22 billion in 2017. Actual spending could vary depending on the progress of individual projects and property acquisitions.

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

In January 2016, the Financial Accounting Standards Board issued an updated standard, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires investments in equity securities other than consolidated subsidiaries and equity method investments to be measured at fair value with changes in the fair value recognized through net income. Companies can elect a modified approach for equity securities that do not have a readily determinable fair value. ExxonMobil is evaluating the standard and its effect on the Corporation’s financial statements and plans to adopt it in 2018.

In March 2017, the Financial Accounting Standards Board issued an Accounting Standards Update, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires the service cost component of net benefit costs to be reported in the same line of the income statement as other compensation costs and the other components of net benefit costs (non-service costs) to be presented separately from the service cost component. Additionally, only the service cost component of net benefit costs will be eligible for capitalization. The update is required to be adopted beginning January 1, 2018. The Corporation expects to add a new line “Non-service pension and postretirement benefit expense” to its Consolidated Statement of Income. This line would reflect the non-service costs that were previously included in “Production and manufacturing expenses” and “Selling, general and administrative expenses”. The update is not expected to have a material impact on the Corporation’s financial statements. Beginning January 1, 2018, the Corporation expects to include all of the non-service costs in its Corporate and financing segment.

In February 2016, the Financial Accounting Standards Board issued a new standard, Leases. The standard requires all leases with an initial term greater than one year be recorded on the balance sheet as an asset and a lease liability. ExxonMobil is evaluating the standard and its effect on the Corporation’s financial statements and plans to adopt it in 2019.

CRITICAL ACCOUNTING ESTIMATES

As part of its annual planning and budgeting cycle which is completed in the fourth quarter each year, the Corporation develops crude and natural gas price outlooks as well as estimates of future costs and other factors necessary to complete its plan. Management’s price outlook and other factors, including factors such as operating costs, resource productivity, and capital efficiency, are re-assessed when facts and circumstances warrant but no less often than annually. To the extent any impairment testing may be required, management uses assumptions that are reasonable in relation to these factors in developing estimates of future cash flows. An asset group would be impaired if its estimated undiscounted cash flows were less than the asset’s carrying value, and impairment would be measured by the amount by which the carrying value exceeds fair value. Development of future undiscounted cash flow estimates requires significant management judgment, particularly in cases where an asset’s life is expected to extend decades into the future, and an important component of the estimate is management’s outlook on prices and other factors as noted above.

The Corporation has identified emerging trends such as increasing estimates of available natural gas supplies and ongoing reductions in costs of supply for natural gas. In the fourth quarter of 2017, the Corporation will incorporate the impacts of these trends and the resulting lower price outlook in its annual planning and budgeting cycle. Once complete, the Corporation expects to perform an impairment assessment for its North American natural gas asset groups utilizing the information developed as part of the planning and budgeting process. It is not practicable at this time to estimate the impact these trends would have on the undiscounted cash flows for individual asset groups or any resulting impairment charges. However these trends are likely to place the Corporation’s North American natural gas asset groups at risk for potential impairment. The Corporation will complete its analysis of relevant factors as discussed above and perform any necessary impairment testing in connection with the preparation of the Corporation’s year-end financial statements for inclusion in its 2017 Form 10-K.

FORWARD-LOOKING STATEMENTS

Statements relating to future plans, projections, events or conditions are forward-looking statements. Future results, including project plans, costs, timing, and capacities; efficiency gains; capital and exploration expenditures; production rates; resource recoveries; the impact of new technologies; potential impairment charges; and share purchase levels, could differ materially due to factors including: changes in oil, gas or petrochemical prices or other market or economic conditions affecting the oil, gas or petrochemical industries, including the scope and duration of economic recessions; the outcome of exploration and development efforts; changes in law or government regulation, including tax and environmental requirements; the impact of fiscal and commercial terms and outcome of commercial negotiations; the results of research programs; changes in technical or operating conditions; actions of competitors; and other factors discussed under the heading “Factors Affecting Future Results” in the “Investors” section of our website and in Item 1A of ExxonMobil's 2016 Form 10-K. We assume no duty to update these statements as of any future date.

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the nine months ended September 30, 2017, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2016.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of September 30, 2017. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As last reported in the Corporation’s Form 10-Q for the second quarter of 2016, in a matter related to the discharge of crude oil from the Pegasus Pipeline in Mayflower, Faulkner County, Arkansas, the Pipeline and Hazardous Materials Safety Administration (PHMSA) on October 1, 2015, issued a Final Order arising from a November 2013 Notice of Probable Violation alleging that ExxonMobil Pipeline Company (EMPCo) violated multiple federal Pipeline Safety Regulations. The Final Order imposed a penalty of $2,630,400, which EMPCo paid on April 21, 2016. On June 27, 2016, EMPCo filed an appeal with the U.S. Court of Appeals for the Fifth Circuit, contesting PHMSA’s regulatory findings and compliance order directives and seeking a refund of the penalty paid. On August 14, 2017, the Fifth Circuit dismissed five of the six violations EMPCo challenged from PHMSA’s final administrative order, and vacated $1,634,100 in associated penalties, which PHMSA must now refund to EMPCo. The Fifth Circuit also remanded the remaining violation back to PHMSA for re-calculation of the civil penalty previously imposed.

As reported in the Corporation’s Form 10-Q for the second quarter of 2017, the United States District Court for the Southern District of Texas entered a revised judgment on April 26, 2017, in a citizen suit captioned Environment Texas Citizen Lobby, Inc. et al. v. Exxon Mobil Corporation, awarding approximately $20 million in civil penalties, payable to the United States Treasury. In the suit filed in December 2010, Environment Texas Citizen Lobby, Inc. and the Sierra Club, Lone Star Chapter, filed a citizen suit seeking declaratory and injunctive relief, penalties, attorney fees and litigation costs associated with alleged violations of Title V of the Clean Air Act. Plaintiffs alleged that ExxonMobil repeatedly violated, and will continue to violate, its air operating permits, the Texas State Implementation Plan and the Clean Air Act by emitting air pollutants into the atmosphere from the Baytown complex in excess of applicable emission limitations or otherwise without authorization at the Baytown, Texas, refinery, chemical plant and olefins plant. ExxonMobil filed its appeal of the judgment in the U.S. Court of Appeals for the Fifth Circuit on August 25, 2017.

As reported in the Corporation’s Form 10-Q for the first quarter of 2016, the company has been in discussions with the United States Department of Justice (DOJ) and the Environmental Protection Agency (EPA) to resolve claims of non-compliance with the Clean Air Act related to flaring at its eight U.S. chemical facilities with flares. The EPA has alleged the sites failed to properly operate and monitor flares. ExxonMobil Chemical Company has reached a settlement agreement with the DOJ, the EPA and the Louisiana Department of Environmental Quality to resolve these claims. The complaint and the consent decree are expected to be filed in the U.S. District Court for the Southern District of Texas. The company has agreed to pay a penalty of $2,500,000, and to pay $2,572,000 to fund supplemental environmental projects. The company has also agreed to make investments in new equipment at the facilities.

As reported in the Corporation’s Form 10-Q for the second quarter of 2017, on July 20, 2017, the United States Department of Treasury, Office of Foreign Assets Control (OFAC) assessed a civil penalty against Exxon Mobil Corporation, ExxonMobil Development Company and ExxonMobil Oil Corporation for violating the Ukraine-Related Sanctions Regulations, 31 C.F.R. part 589. The assessed civil penalty is in the amount of $2,000,000. ExxonMobil and its affiliates have been and continue to be in compliance with all sanctions and disagree that any violation has occurred. ExxonMobil and its affiliates have filed a complaint in the United States Federal District Court, Northern District of Texas seeking judicial review of, and to enjoin, the civil penalty under the Administrative Procedures Act and the United States Constitution, including on the basis that it represents an arbitrary and capricious action by OFAC and a violation of the Company’s due process rights.

Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended September 30, 2017

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

July 2017	-		-
August 2017	-		-
September 2017	-		-
Total	-		-	(See Note 1)

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

Item 6.  Exhibits

See Index to Exhibits of this report.

INDEX TO EXHIBITS

Exhibit	Description

3(ii)	By-Laws, as revised effective November 1, 2017 (incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K of October 31, 2017).
31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.
31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.
31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.
32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.
101	Interactive Data Files.

EXXON MOBIL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION
Date: November 1, 2017	By:	/s/ DAVID S. ROSENTHAL
David S. Rosenthal
Vice President, Controller and
Principal Accounting Officer