Form 10-Q
period 2018-03-31
EXXON MOBIL CORP
filed 2018-05-03
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2018
Common stock, without par value	4,233,834,437

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)

	Three Months Ended
	March 31,
	2018	2017
Revenues and other income
Sales and other operating revenue	65,436	56,474
Income from equity affiliates	1,910	1,710
Other income	865	487
Total revenues and other income	68,211	58,671
Costs and other deductions
Crude oil and product purchases	36,288	30,359
Production and manufacturing expenses	8,491	7,566
Selling, general and administrative expenses	2,747	2,505
Depreciation and depletion	4,470	4,519
Exploration expenses, including dry holes	287	289
Non-service pension and postretirement benefit expense	337	373
Interest expense	204	146
Other taxes and duties	8,147	6,996
Total costs and other deductions	60,971	52,753
Income before income taxes	7,240	5,918
Income taxes	2,457	1,828
Net income including noncontrolling interests	4,783	4,090
Net income attributable to noncontrolling interests	133	80
Net income attributable to ExxonMobil	4,650	4,010

Earnings per common share (dollars)	1.09	0.95

Earnings per common share - assuming dilution (dollars)	1.09	0.95

Dividends per common share (dollars)	0.77	0.75

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended
	March 31,
	2018	2017

Net income including noncontrolling interests	4,783	4,090
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	(804)	1,408
Adjustment for foreign exchange translation (gain)/loss included in net income	168	-
Postretirement benefits reserves adjustment (excluding amortization)	(434)	(25)
Amortization and settlement of postretirement benefits reserves adjustment
included in net periodic benefit costs	237	256
Total other comprehensive income	(833)	1,639
Comprehensive income including noncontrolling interests	3,950	5,729
Comprehensive income attributable to noncontrolling interests	(9)	159
Comprehensive income attributable to ExxonMobil	3,959	5,570

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)

	Mar. 31,	Dec. 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	4,125	3,177
Notes and accounts receivable – net	24,686	25,597
Inventories
Crude oil, products and merchandise	13,879	12,871
Materials and supplies	4,169	4,121
Other current assets	1,456	1,368
Total current assets	48,315	47,134
Investments, advances and long-term receivables	40,350	39,160
Property, plant and equipment – net	250,352	252,630
Other assets, including intangibles – net	9,809	9,767
Total assets	348,826	348,691

Liabilities
Current liabilities
Notes and loans payable	19,836	17,930
Accounts payable and accrued liabilities	37,207	36,796
Income taxes payable	3,263	3,045
Total current liabilities	60,306	57,771
Long-term debt	20,781	24,406
Postretirement benefits reserves	21,696	21,132
Deferred income tax liabilities	26,760	26,893
Long-term obligations to equity companies	4,818	4,774
Other long-term obligations	19,554	19,215
Total liabilities	153,915	154,191

Commitments and contingencies (Note 3)

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	14,888	14,656
Earnings reinvested	415,970	414,540
Accumulated other comprehensive income	(16,992)	(16,262)
Common stock held in treasury
(3,785 million shares at March 31, 2018 and
3,780 million shares at December 31, 2017)	(225,671)	(225,246)
ExxonMobil share of equity	188,195	187,688
Noncontrolling interests	6,716	6,812
Total equity	194,911	194,500
Total liabilities and equity	348,826	348,691

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net income including noncontrolling interests	4,783	4,090
Depreciation and depletion	4,470	4,519
Changes in operational working capital, excluding cash and debt	351	793
All other items – net	(1,085)	(1,229)
Net cash provided by operating activities	8,519	8,173

Cash flows from investing activities
Additions to property, plant and equipment	(3,349)	(2,890)
Proceeds associated with sales of subsidiaries, property, plant and
equipment, and sales and returns of investments	1,441	687
Additional investments and advances	(138)	(1,738)
Other investing activities including collection of advances	187	180
Net cash used in investing activities	(1,859)	(3,761)

Cash flows from financing activities
Additions to long-term debt	-	60
Additions to short-term debt	-	1,734
Reductions in short-term debt	(3,872)	(2,669)
Additions/(reductions) in commercial paper, and debt with three
months or less maturity (1)	1,950	1,308
Cash dividends to ExxonMobil shareholders	(3,291)	(3,134)
Cash dividends to noncontrolling interests	(43)	(44)
Changes in noncontrolling interests	(59)	-
Common stock acquired	(427)	(501)
Net cash used in financing activities	(5,742)	(3,246)
Effects of exchange rate changes on cash	30	74
Increase/(decrease) in cash and cash equivalents	948	1,240
Cash and cash equivalents at beginning of period	3,177	3,657
Cash and cash equivalents at end of period	4,125	4,897

Supplemental Disclosures
Income taxes paid	2,117	1,970
Cash interest paid	360	368

2017 Noncash Transactions

In the first three months of 2017, the Corporation completed the acquisitions of InterOil Corporation and of companies that own certain oil and gas properties in the Permian Basin and other assets. These transactions included a significant noncash component associated with the issuance of a combined 96 million shares of Exxon Mobil Corporation common stock in acquisition consideration.

 (1) Includes a net reduction of commercial paper with a maturity of over three months of $0.3 billion in 2018 and a net addition of $0.1 billion in 2017. The gross amount of commercial paper with a maturity of over three months issued was $0.4 billion in 2018 and $1.1 billion in 2017, while the gross amount repaid was $0.7 billion in 2018 and $1.0 billion in 2017.

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)

	ExxonMobil Share of Equity
			Accumulated
			Other	Common
			Compre-	Stock	ExxonMobil	Non-
	Common	Earnings	hensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity

Balance as of December 31, 2016	12,157	407,831	(22,239)	(230,424)	167,325	6,505	173,830
Amortization of stock-based awards	264	-	-	-	264	-	264
Other	(84)	-	-	-	(84)	-	(84)
Net income for the period	-	4,010	-	-	4,010	80	4,090
Dividends	-	(3,134)	-	-	(3,134)	(44)	(3,178)
Other comprehensive income	-	-	1,560	-	1,560	79	1,639
Acquisitions, at cost	-	-	-	(582)	(582)	-	(582)
Issued for acquisitions	2,078	-	-	5,711	7,789	-	7,789
Dispositions	-	-	-	3	3	-	3
Balance as of March 31, 2017	14,415	408,707	(20,679)	(225,292)	177,151	6,620	183,771

Balance as of December 31, 2017	14,656	414,540	(16,262)	(225,246)	187,688	6,812	194,500
Amortization of stock-based awards	237	-	-	-	237	-	237
Other	(5)	-	-	-	(5)	-	(5)
Net income for the period	-	4,650	-	-	4,650	133	4,783
Dividends	-	(3,291)	-	-	(3,291)	(43)	(3,334)
Cumulative effect of accounting
change	-	71	(39)	-	32	15	47
Other comprehensive income	-	-	(691)	-	(691)	(142)	(833)
Acquisitions, at cost	-	-	-	(427)	(427)	(59)	(486)
Dispositions	-	-	-	2	2	-	2
Balance as of March 31, 2018	14,888	415,970	(16,992)	(225,671)	188,195	6,716	194,911

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
		Held in				Held in
Common Stock Share Activity	Issued	Treasury	Outstanding		Issued	Treasury	Outstanding
	(millions of shares)				(millions of shares)

Balance as of December 31	8,019	(3,780)	4,239		8,019	(3,871)	4,148
Acquisitions	-	(5)	(5)		-	(7)	(7)
Issued for acquisitions	-	-	-		-	96	96
Dispositions	-	-	-		-	-	-
Balance as of March 31	8,019	(3,785)	4,234		8,019	(3,782)	4,237

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Financial Statement Preparation

These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Corporation's 2017 Annual Report on Form 10-K. In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. Prior data has been reclassified in certain cases to conform to the current presentation basis.

The Corporation's exploration and production activities are accounted for under the "successful efforts" method.

2.      Accounting Changes

Effective January 1, 2018, ExxonMobil adopted the Financial Accounting Standards Board’s standard, Revenue from Contracts with Customers (Topic 606), as amended. The standard establishes a single revenue recognition model for all contracts with customers, eliminates industry and transaction specific requirements, and expands disclosure requirements. The standard was adopted using the Modified Retrospective method, under which prior year results are not restated, but supplemental information is provided for any material impacts of the standard on 2018 results. The adoption of the standard did not have a material impact on any of the lines reported in the Corporation’s financial statements. The cumulative effect of adoption of the standard was de minimis. The Corporation did not elect any practical expedients that require disclosure. See Note 9.

Effective January 1, 2018, ExxonMobil adopted the Financial Accounting Standards Board’s Update, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires investments in equity securities other than consolidated subsidiaries and equity method investments to be measured at fair value with changes in the fair value recognized through net income. The Corporation elected a modified approach for equity securities that do not have a readily determinable fair value. This modified approach measures investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The cumulative effect adjustment related to the adoption of this standard increased equity $47 million. The portion of unrealized gains and losses recognized during the reporting period on equity securities still held at March 31, 2018 and the carrying value of equity securities without readily determinable fair values at March 31, 2018 were not significant to the Corporation. The standard also expanded disclosures related to financial instruments. See Note 7.

Effective January 1, 2018, ExxonMobil adopted the Financial Accounting Standards Board’s Update, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires separate presentation of the service cost component from other components of net benefit costs. The other components are reported in a new line on the Corporation’s Statement of Income, “Non-service pension and postretirement benefit expense.” The Corporation elected to use the practical expedient which uses the amounts disclosed in the pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements, as it is impracticable to determine the amounts capitalized in those periods. Beginning in 2018, the other components of net benefit costs are included in the Corporate and financing segment. The estimated after-tax impact from the change in segmentation is an increase of about $100 million in Corporate and financing expenses for the first quarter of 2018, offset across the operating segments. Additionally, only the service cost component of net benefit costs is eligible for capitalization in situations where it is otherwise appropriate to capitalize employee costs in connection with the construction or production of an asset.

The impact of the retrospective presentation change on ExxonMobil's consolidated statement of income for the period ended March 31, 2017, is shown below.

	As of March 31, 2017
	As Reported	Change	As Adjusted
	(millions of dollars)

Production and manufacturing expenses	7,845	(279)	7,566
Selling, general and administrative expenses	2,599	(94)	2,505
Non-service pension and postretirement benefit expense	-	373	373

Effective January 1, 2019, ExxonMobil will adopt the Financial Accounting Standards Board’s standard, Leases (Topic 842), as amended. The standard requires all leases with an initial term greater than one year be recorded on the balance sheet as an asset and a lease liability. The Corporation is gathering and evaluating data and recently acquired a system to facilitate implementation. We are progressing an assessment of the magnitude of the effect on the Corporation’s financial statements.

3.      Litigation and Other Contingencies

Litigation

A variety of claims have been made against ExxonMobil and certain of its consolidated subsidiaries in a number of pending lawsuits. Management has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies. The Corporation accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. The Corporation does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated or when the liability is believed to be only reasonably possible or remote. For contingencies where an unfavorable outcome is reasonably possible and which are significant, the Corporation discloses the nature of the contingency and, where feasible, an estimate of the possible loss. For purposes of our contingency disclosures, “significant” includes material matters, as well as other matters which management believes should be disclosed. ExxonMobil will continue to defend itself vigorously in these matters. Based on a consideration of all relevant facts and circumstances, the Corporation does not believe the ultimate outcome of any currently pending lawsuit against ExxonMobil will have a material adverse effect upon the Corporation's operations, financial condition, or financial statements taken as a whole.

Other Contingencies

The Corporation and certain of its consolidated subsidiaries were contingently liable at March 31, 2018, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	As of March 31, 2018
	Equity	Other
	Company	Third Party
	Obligations (1)	Obligations	Total
	(millions of dollars)
Guarantees
Debt-related	96	328	424
Other	1,558	4,887	6,445
Total	1,654	5,215	6,869

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

On February 2, 2015, Venezuela filed a Request for Annulment of the ICSID award. On March 9, 2017, the ICSID Committee hearing the Request for Annulment issued a decision partially annulling the award of the Tribunal issued on October 9, 2014. The Committee affirmed the compensation due for the La Ceiba project and for export curtailments at the Cerro Negro project, but annulled the portion of the award relating to the Cerro Negro Project’s expropriation ($1.4 billion) based on its determination that the prior Tribunal failed to adequately explain why the cap on damages in the indemnity owed by PdVSA did not affect or limit the amount owed for the expropriation of the Cerro Negro project. As a result, ExxonMobil retains an award for $260 million (including accrued interest). ExxonMobil reached an agreement with Venezuela for full payment of the $260 million. To date, Venezuela continues to meet its payment obligations. The agreement does not impact ExxonMobil’s ability to re-arbitrate the issue that was the basis for the annulment in a new ICSID arbitration proceeding.

The United States District Court for the Southern District of New York entered judgment on the ICSID award on October 10, 2014. On July 11, 2017, the United States Court of Appeals for the Second Circuit rendered its opinion overturning the District Court’s decision and vacating the judgment on the grounds that a different procedure should have been used to reduce the award to judgment. The Corporation did not seek a writ of certiorari and the court case is now concluded.

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

4.     Other Comprehensive Income Information

	Cumulative	Post-
	Foreign	retirement
	Exchange	Benefits
ExxonMobil Share of Accumulated Other	Translation	Reserves
Comprehensive Income	Adjustment	Adjustment	Total
	(millions of dollars)

Balance as of December 31, 2016	(14,501)	(7,738)	(22,239)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	1,342	(29)	1,313
Amounts reclassified from accumulated other
comprehensive income	-	247	247
Total change in accumulated other comprehensive income	1,342	218	1,560
Balance as of March 31, 2017	(13,159)	(7,520)	(20,679)

Balance as of December 31, 2017	(9,482)	(6,780)	(16,262)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(686)	(440)	(1,126)
Amounts reclassified from accumulated other
comprehensive income	168	228	396
Total change in accumulated other comprehensive income	(518)	(212)	(730)
Balance as of March 31, 2018	(10,000)	(6,992)	(16,992)

	Three Months Ended
Amounts Reclassified Out of Accumulated Other	March 31,
Comprehensive Income - Before-tax Income/(Expense)	2018	2017
	(millions of dollars)

Foreign exchange translation gain/(loss) included in net income
(Statement of Income line: Other income)	(168)	-
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs
(Statement of Income line: Non-service pension and postretirement benefit expense)	(320)	(359)

	Three Months Ended
Income Tax (Expense)/Credit For	March 31,
Components of Other Comprehensive Income	2018	2017
	(millions of dollars)

Foreign exchange translation adjustment	-	(18)
Postretirement benefits reserves adjustment (excluding amortization)	124	5
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	(83)	(103)
Total	41	(116)

5.     Earnings Per Share

	Three Months Ended
	March 31,
	2018	2017

Earnings per common share

Net income attributable to ExxonMobil (millions of dollars)	4,650	4,010

Weighted average number of common shares outstanding (millions of shares)	4,270	4,223

Earnings per common share (dollars) (1)	1.09	0.95

(1) The calculation of earnings per common share and earnings per common share – assuming dilution are the same in each period shown.

6.     Pension and Other Postretirement Benefits

	Three Months Ended
	March 31,
	2018	2017
	(millions of dollars)
Components of net benefit cost
Pension Benefits - U.S.
Service cost	209	197
Interest cost	180	199
Expected return on plan assets	(182)	(194)
Amortization of actuarial loss/(gain) and prior service cost	91	110
Net pension enhancement and curtailment/settlement cost	63	105
Net benefit cost	361	417

Pension Benefits - Non-U.S.
Service cost	158	145
Interest cost	200	187
Expected return on plan assets	(252)	(239)
Amortization of actuarial loss/(gain) and prior service cost	118	127
Net pension enhancement and curtailment/settlement cost	33	(5)
Net benefit cost	257	215

Other Postretirement Benefits
Service cost	36	26
Interest cost	75	72
Expected return on plan assets	(6)	(6)
Amortization of actuarial loss/(gain) and prior service cost	17	17
Net benefit cost	122	109

7.     Financial Instruments

Effective January 1, 2018, ExxonMobil adopted the Financial Accounting Standards Board’s Update, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.   The estimated fair value of financial instruments at March 31, 2018, and the related hierarchy level for the fair value measurement is as follows:

	At March 31, 2018
	(millions of dollars)

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets
Advances to/receivables from equity companies (included in
the Balance Sheet line: Investments, advances and
long-term receivables)	9,240	-	2,221	7,171	9,392
Other long-term financial assets (included in the Balance
Sheet lines: Investments, advances and long-term receivables
and Other assets, including intangibles – net)	1,695	742	-	976	1,718

Liabilities
Long-term debt (excluding capitalized lease obligations)	19,315	19,266	152	4	19,422
Long-term obligations to equity companies	4,818	-	-	5,058	5,058
Other long-term financial liabilities (included in the
Balance Sheet line: Other long-term obligations)	1,066	-	-	1,059	1,059

8.     Disclosures about Segments and Related Information

	Three Months Ended
	March 31,
	2018	2017
Earnings After Income Tax	(millions of dollars)
Upstream
United States	429	(18)
Non-U.S.	3,068	2,270
Downstream
United States	319	292
Non-U.S.	621	824
Chemical
United States	503	529
Non-U.S.	508	642
Corporate and financing (1)	(798)	(529)
Corporate total	4,650	4,010

Sales and Other Operating Revenue
Upstream
United States	2,361	2,324
Non-U.S.	3,628	3,509
Downstream
United States	16,995	14,582
Non-U.S.	34,372	29,044
Chemical
United States	2,989	2,783
Non-U.S.	5,078	4,218
Corporate and financing	13	14
Corporate total	65,436	56,474

Intersegment Revenue
Upstream
United States	2,062	1,290
Non-U.S.	6,871	5,899
Downstream
United States	4,944	3,646
Non-U.S.	7,089	5,214
Chemical
United States	2,194	1,770
Non-U.S.	1,843	1,190
Corporate and financing	49	56

(1) See Note 2 for additional details regarding the change in segmentation of Non-service pension and postretirement benefit expense.

Geographic
	Three Months Ended
	March 31,
Sales and Other Operating Revenue	2018	2017
	(millions of dollars)

United States	22,345	19,689
Non-U.S.	43,091	36,785
Total	65,436	56,474

Significant Non-U.S. revenue sources include: (1)
Canada	5,375	4,634
United Kingdom	4,672	4,135
Belgium	3,977	3,265
Singapore	3,427	2,751
France	3,245	2,568
Italy	3,154	2,669
Germany	2,231	2,004

(1) Revenue is determined by primary country of operations. Excludes certain sales and other operating revenues in Non‑U.S. operations where attribution to a specific country is not practicable.

9.     Additional Information on Revenue Recognition

Accounting Policy for Revenue Recognition

The Corporation generally sells crude oil, natural gas and petroleum and chemical products under short-term agreements at prevailing market prices. In some cases (e.g., natural gas), products may be sold under long-term agreements, with periodic price adjustments to reflect market conditions. Revenue is recognized at the amount the Corporation expects to receive when the customer has taken control, which is typically when title transfers and the customer has assumed the risks and rewards of ownership. The prices of certain sales are based on price indexes that are sometimes not available until the next period. In such cases, estimated realizations are accrued when the sale is recognized, and are finalized when the price is available. Such adjustments to revenue from performance obligations satisfied in previous periods are not significant. Payment for revenue transactions is typically due within 30 days. Future volume delivery obligations that are unsatisfied at the end of the period are expected to be fulfilled through ordinary production or purchases. These performance obligations are based on market prices at the time of the transaction and are fully constrained due to market price volatility.

“Sales and other operating revenue” and “Notes and accounts receivable” primarily arise from contracts with customers. Long-term receivables are primarily from non-customers. Contract assets are mainly from marketing assistance programs and are not significant. Contract liabilities are mainly customer prepayments and accruals of expected volume discounts and are not significant.

EXXON MOBIL CORPORATION

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	First Three Months
Earnings (U.S. GAAP)	2018	2017
	(millions of dollars)
Upstream
United States	429	(18)
Non-U.S.	3,068	2,270
Downstream
United States	319	292
Non-U.S.	621	824
Chemical
United States	503	529
Non-U.S.	508	642
Corporate and financing (1)	(798)	(529)
Net income attributable to ExxonMobil (U.S. GAAP)	4,650	4,010

Earnings per common share (dollars)	1.09	0.95

Earnings per common share - assuming dilution (dollars)	1.09	0.95

(1) See Note 2 to the financial statements for additional details regarding the change in segmentation of Non-service pension and postretirement benefit expense.

References in this discussion to corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the consolidated income statement. Unless otherwise indicated, references to earnings, Upstream, Downstream, Chemical and Corporate and financing segment earnings, and earnings per share are ExxonMobil's share after excluding amounts attributable to noncontrolling interests.

REVIEW OF FIRST QUARTER 2018 RESULTS

ExxonMobil’s first quarter 2018 earnings were $4.7 billion, or $1.09 per share assuming dilution, compared with $4 billion a year earlier. Increased commodity prices, coupled with a focus on operating efficiently and strengthening the portfolio, resulted in higher earnings and the highest cash flow from operations and asset sales since 2014.

Through new discoveries and acquired acreage, the Corporation has positioned its Upstream portfolio well for future growth. The Corporation also made good progress on plans to improve the production mix and grow premium product sales in the Downstream and Chemical businesses.

	First Three Months
	2018	2017
	(millions of dollars)
Upstream earnings
United States	429	(18)
Non-U.S.	3,068	2,270
Total	3,497	2,252

Upstream earnings were $3,497 million in the first quarter of 2018, up $1,245 million from the first quarter of 2017.

•         Higher liquids and gas realizations increased earnings by $1,430 million.

•         Lower volume and mix effects, including the impact from the Papua New Guinea earthquake, decreased earnings by $190 million.

•         All other items increased earnings by $10 million, as the $366 million gain on the Scarborough sale in Australia was partially offset by higher expenses.

•         U.S. Upstream earnings were $429 million, up $447 million from the prior year.

•         Non‑U.S. Upstream earnings were $3,068 million, up $798 million from the prior year.

•         On an oil‑equivalent basis, production decreased 6 percent from the first quarter of 2017.

•         Liquids production totaled 2.2 million barrels per day, down 117,000 barrels per day as lower volumes from decline, entitlements, and divestments, were partially offset by growth in North America.

•         Natural gas production was 10 billion cubic feet per day, down 870 million cubic feet per day driven by higher downtime, including impacts from the Papua New Guinea earthquake, lower entitlements, and base decline.

First Quarter
Upstream additional information	(thousands of barrels daily)
Volumes reconciliation (Oil-equivalent production) (1)
2017	4,151
Entitlements - Net Interest	(3)
Entitlements - Price / Spend / Other	(70)
Quotas	-
Divestments	(53)
Growth / Other	(136)
2018	3,889

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

	First Three Months
	2018	2017
	(millions of dollars)
Downstream earnings
United States	319	292
Non-U.S.	621	824
Total	940	1,116

Downstream earnings were $940 million, down $176 million from the first quarter of 2017.

•         Margins decreased earnings $30 million, as lower Non‑U.S. margins were partially offset by higher U.S. margins.

•         Lower volumes and mix effects, primarily reflecting lower throughput at the Joliet refinery in Illinois, decreased earnings by $60 million.

•         All other items decreased earnings by $90 million, as lower divestment gains and higher expenses were partially offset by lower turnaround costs in the U.S.

•         U.S. Downstream earnings were $319 million, up $27 million from the prior year.

•         Non‑U.S. Downstream earnings were $621 million, down $203 million from the prior year.

•         Petroleum product sales of 5.4 million barrels per day were 37,000 barrels per day higher than last year’s first quarter.

	First Three Months
	2018	2017
	(millions of dollars)
Chemical earnings
United States	503	529
Non-U.S.	508	642
Total	1,011	1,171

Chemical earnings of $1,011 million were $160 million lower than the first quarter of 2017.

•         Weaker margins decreased earnings by $270 million.

•         Volume and mix effects increased earnings by $120 million.

•         All other items decreased earnings by $10 million, as higher growth‑related expenses were partially offset by favorable foreign exchange impacts.

•         U.S. Chemical earnings were $503 million, down $26 million from the prior year.

•         Non‑U.S. Chemical earnings were $508 million, down $134 million from the prior year.

•         First quarter prime product sales of 6.7 million metric tons were 596,000 metric tons, or 10 percent, higher than the prior year due to project growth and acquisitions.

	First Three Months
	2018	2017
	(millions of dollars)

Corporate and financing earnings	(798)	(529)

Corporate and financing expenses were $798 million for the first quarter of 2018, up $269 million from the first quarter of 2017 mainly due to the impact of a lower U.S. tax rate, and higher pension and financing related costs.

LIQUIDITY AND CAPITAL RESOURCES

	First Three Months
	2018	2017
	(millions of dollars)
Net cash provided by/(used in)
Operating activities	8,519	8,173
Investing activities	(1,859)	(3,761)
Financing activities	(5,742)	(3,246)
Effect of exchange rate changes	30	74
Increase/(decrease) in cash and cash equivalents	948	1,240

Cash and cash equivalents (at end of period)	4,125	4,897

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	8,519	8,173
Proceeds associated with sales of subsidiaries, property, plant & equipment,
and sales and returns of investments	1,441	687
Cash flow from operations and asset sales	9,960	8,860

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

Cash flow from operations and asset sales in the first quarter of 2018 was $10.0 billion, including asset sales of $1.4 billion, an increase of $1.1 billion from the comparable 2017 period primarily due to higher earnings and increased proceeds from asset management activity.

Cash provided by operating activities totaled $8.5 billion for the first quarter of 2018, $0.3 billion higher than 2017. The major source of funds was net income including noncontrolling interests of $4.8 billion, an increase of $0.7 billion from the prior year period. The adjustment for the noncash provision of $4.5 billion for depreciation and depletion was essentially in line with 2017. Changes in operational working capital increased cash flows by $0.4 billion, down $0.4 billion from the prior year period. All other items net decreased cash flows by $1.1 billion in 2018 compared to a reduction of $1.2 billion in 2017. See the Condensed Consolidated Statement of Cash Flows for additional details.

Investing activities for the first quarter of 2018 used net cash of $1.9 billion, a decrease of $1.9 billion compared to the prior year. Spending for additions to property, plant and equipment of $3.3 billion was $0.5 billion higher than 2017. Proceeds from asset sales of $1.4 billion increased $0.8 billion. Investments and advances decreased $1.6 billion, principally reflecting the absence of the deposit into escrow of the maximum potential contingent consideration payable as a result of the acquisition of InterOil Corporation in 2017.

Net cash used by financing activities was $5.7 billion in the first quarter of 2018, an increase of $2.5 billion from 2017. The net reduction in short and long term debt was $1.9 billion compared to a net addition of $0.4 billion in 2017.

During the first quarter of 2018, Exxon Mobil Corporation purchased 5 million shares of its common stock for the treasury at a gross cost of $0.4 billion. These purchases were made to offset shares or units settled in shares issued in conjunction with the company’s benefit plans and programs. Shares outstanding decreased from 4,239 million at year-end to 4,234 million at the end of the first quarter of 2018. Purchases may be made both in the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed a total of $3.3 billion to shareholders in the first quarter of 2018 through dividends.

Total cash and cash equivalents of $4.1 billion at the end of the first quarter of 2018 compared to $3.2 billion at year-end 2017.

Total debt at the end of the first quarter of 2018 was $40.6 billion compared to $42.3 billion at year-end 2017. The Corporation's debt to total capital ratio was 17.2 percent at the end of the first quarter of 2018 compared to 17.9 percent at year-end 2017.

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

Litigation and other contingencies are discussed in Note 3 to the unaudited condensed consolidated financial statements.

TAXES

	First Three Months
	2018	2017
	(millions of dollars)

Income taxes	2,457	1,828
Effective income tax rate	40%	38%
Total other taxes and duties (1)	8,815	7,629
Total	11,272	9,457

(1) Includes “Other taxes and duties” plus taxes that are included in “Production and manufacturing expenses” and “Selling, general and administrative expenses.”

Total taxes were $11.3 billion for the first quarter of 2018, an increase of $1.8 billion from 2017. Income tax expense increased by $0.6 billion to $2.5 billion reflecting higher pre-tax income. The effective income tax rate was 40 percent compared to 38 percent in the prior year period due to a higher share of earnings in higher tax jurisdictions. Total other taxes and duties increased by $1.2 billion to $8.8 billion.

During the first three months of 2018, there were no significant changes to the Corporation’s reasonable estimates of the income tax effects reflected in 2017 for the changes in tax law and tax rate from the enactment of the U.S. Tax Cuts and Jobs Act and following guidance outlined in the SEC Staff Accounting Bulletin No. 118. The impact of tax law changes on the Corporation’s financial statements could differ from its estimates due to further analysis of the new law, regulatory guidance, technical corrections legislation, or guidance under U.S. GAAP. If significant changes occur, the Corporation will provide updated information in connection with future regulatory filings.

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

CAPITAL AND EXPLORATION EXPENDITURES

	First Three Months
	2018	2017
	(millions of dollars)

Upstream (including exploration expenses)	3,759	3,119
Downstream	614	545
Chemical	465	497
Other	29	8
Total	4,867	4,169

Capital and exploration expenditures in the first quarter of 2018 were $4.9 billion, up 17 percent from the first quarter of 2017. The Corporation anticipates an investment level of $24 billion in 2018. Actual spending could vary depending on the progress of individual projects and property acquisitions.

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

The Groningen field is operated by Nederlandse Aardolie Maatschappij (NAM), a Netherlands company owned 50 percent by affiliates of the Corporation. NAM has a 60 percent interest in the Groningen field. On March 29, 2018, the Dutch Cabinet notified Parliament of its intention to further reduce previously legislated Groningen gas extraction in response to seismic events over the last several years. Affiliates of the Corporation and their partners are actively in discussions with the government on the associated implementation measures. If the Cabinet’s intentions are implemented, the reduction to the Corporation’s proved reserves could be up to 0.8 billion oil-equivalent barrels. In addition, the seismic activity has yielded various claims. Where losses are probable and reasonably estimable, liabilities have been recorded. The Corporation does not expect these matters to have a material effect on the Corporation’s operations or financial condition. While the future production profile and other considerations related to the Groningen field could vary depending on a wide variety of factors, reduced gas extraction in the future is expected to result in lower reported production, earnings and cash flows than in recent years for the Corporation’s share of NAM.

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2019, ExxonMobil will adopt the Financial Accounting Standards Board’s standard, Leases (Topic 842), as amended. The standard requires all leases with an initial term greater than one year be recorded on the balance sheet as an asset and a lease liability. The Corporation is gathering and evaluating data and recently acquired a system to facilitate implementation. We are progressing an assessment of the magnitude of the effect on the Corporation’s financial statements.

FORWARD-LOOKING STATEMENTS

Statements relating to future plans, projections, events or conditions are forward-looking statements. Future results, including project plans, costs, timing, and capacities; business growth; integration benefits; resource recoveries; the impact of new technologies; and share purchase levels, could differ materially due to factors including: changes in oil, gas or petrochemical prices or other market or economic conditions affecting the oil, gas or petrochemical industries, including the scope and duration of economic recessions; the outcome of exploration and development efforts; timely completion of new projects; changes in law or government regulation, including tax and environmental requirements; the impact of fiscal and commercial terms and outcome of commercial negotiations; the results of research programs; changes in technical or operating conditions; actions of competitors; and other factors discussed under the heading “Factors Affecting Future Results” in the “Investors” section of our website and in Item 1A of ExxonMobil's 2017 Form 10-K. We assume no duty to update these statements as of any future date.

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2018, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2017.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of March 31, 2018. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On January 25, 2018, ExxonMobil Oil Corporation (EMOC) received a letter setting forth a potential settlement of a previously issued notice of violation from the South Coast Air Quality Management District (SCAQMD) regarding EMOC’s former Torrance Refinery in California. The SCAQMD contends that the refinery failed to adequately identify and meet the requirements concerning pumps, sumps and other equipment subject to SCAQMD leak detection, repair and reporting requirements over an extended period of time prior to EMOC’s sale of the refinery, in violation of SCAQMD rules and the California Health and Safety Code provisions dealing with air quality. The SCAQMD is seeking in excess of $100,000 to resolve the matter. EMOC is in settlement discussions with the SCAQMD, and the parties have entered into a tolling agreement to facilitate settlement discussions.

On March 26, 2018, the Corporation received a proposed agreed order from the Texas Commission on Environmental Quality (TCEQ), dated March 15, 2018, related to routine Title V air operating permit investigations conducted by the TCEQ in 2017 of the Baytown Refinery in Texas. The proposed agreed order alleges that the refinery failed to authorize, monitor, or keep records on certain equipment and to comply with certain flare or fuel gas monitoring system availability requirements or concentration limits. The administrative penalty proposed by the TCEQ is in excess of $100,000. ExxonMobil is evaluating the proposal and alleged violations.

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

Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended March 31, 2018

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

January 2018	1,856,228	$87.26	1,856,228
February 2018	1,663,186	$78.00	1,663,186
March 2018	1,792,886	$74.56	1,792,886
Total	5,312,300	$80.08	5,312,300	(See Note 1)

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

EXXON MOBIL CORPORATION
Date: May 3, 2018	By:	/s/ DAVID S. ROSENTHAL
David S. Rosenthal
Vice President, Controller and
Principal Accounting Officer