Form 10-Q
period 2018-06-30
EXXON MOBIL CORP
filed 2018-08-02
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2018
Common stock, without par value	4,233,810,348

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues and other income
Sales and other operating revenue	71,456	56,026	136,892	112,500
Income from equity affiliates	1,729	1,525	3,639	3,235
Other income	316	526	1,181	1,013
Total revenues and other income	73,501	58,077	141,712	116,748
Costs and other deductions
Crude oil and product purchases	41,327	30,194	77,615	60,553
Production and manufacturing expenses	8,918	8,060	17,409	15,626
Selling, general and administrative expenses	2,993	2,556	5,740	5,061
Depreciation and depletion	4,589	4,652	9,059	9,171
Exploration expenses, including dry holes	332	514	619	803
Non-service pension and postretirement benefit expense	308	419	645	792
Interest expense	147	158	351	304
Other taxes and duties	8,375	7,368	16,522	14,364
Total costs and other deductions	66,989	53,921	127,960	106,674
Income before income taxes	6,512	4,156	13,752	10,074
Income taxes	2,526	892	4,983	2,720
Net income including noncontrolling interests	3,986	3,264	8,769	7,354
Net income attributable to noncontrolling interests	36	(86)	169	(6)
Net income attributable to ExxonMobil	3,950	3,350	8,600	7,360

Earnings per common share (dollars)	0.92	0.78	2.01	1.73

Earnings per common share - assuming dilution (dollars)	0.92	0.78	2.01	1.73

Dividends per common share (dollars)	0.82	0.77	1.59	1.52

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income including noncontrolling interests	3,986	3,264	8,769	7,354
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	(2,040)	1,674	(2,844)	3,082
Adjustment for foreign exchange translation (gain)/loss
included in net income	18	234	186	234
Postretirement benefits reserves adjustment
(excluding amortization)	43	(159)	(391)	(184)
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	229	283	466	539
Total other comprehensive income	(1,750)	2,032	(2,583)	3,671
Comprehensive income including noncontrolling interests	2,236	5,296	6,186	11,025
Comprehensive income attributable to
noncontrolling interests	(97)	169	(106)	328
Comprehensive income attributable to ExxonMobil	2,333	5,127	6,292	10,697

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)

	June 30,	Dec. 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	3,430	3,177
Notes and accounts receivable – net	26,993	25,597
Inventories
Crude oil, products and merchandise	14,373	12,871
Materials and supplies	4,110	4,121
Other current assets	1,649	1,368
Total current assets	50,555	47,134
Investments, advances and long-term receivables	39,691	39,160
Property, plant and equipment – net	248,209	252,630
Other assets, including intangibles – net	10,335	9,767
Total assets	348,790	348,691

Liabilities
Current liabilities
Notes and loans payable	20,500	17,930
Accounts payable and accrued liabilities	38,490	36,796
Income taxes payable	3,457	3,045
Total current liabilities	62,447	57,771
Long-term debt	20,720	24,406
Postretirement benefits reserves	21,504	21,132
Deferred income tax liabilities	26,783	26,893
Long-term obligations to equity companies	4,575	4,774
Other long-term obligations	19,228	19,215
Total liabilities	155,257	154,191

Commitments and contingencies (Note 3)

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	15,086	14,656
Earnings reinvested	416,418	414,540
Accumulated other comprehensive income	(18,609)	(16,262)
Common stock held in treasury
(3,785 million shares at June 30, 2018 and
3,780 million shares at December 31, 2017)	(225,673)	(225,246)
ExxonMobil share of equity	187,222	187,688
Noncontrolling interests	6,311	6,812
Total equity	193,533	194,500
Total liabilities and equity	348,790	348,691

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net income including noncontrolling interests	8,769	7,354
Depreciation and depletion	9,059	9,171
Changes in operational working capital, excluding cash and debt	(982)	(228)
All other items – net	(547)	(1,177)
Net cash provided by operating activities	16,299	15,120

Cash flows from investing activities
Additions to property, plant and equipment	(8,276)	(5,988)
Proceeds associated with sales of subsidiaries, property, plant and
equipment, and sales and returns of investments	1,748	841
Additional investments and advances	(704)	(1,793)
Other investing activities including collection of advances	277	301
Net cash used in investing activities	(6,955)	(6,639)

Cash flows from financing activities
Additions to long-term debt	-	60
Additions to short-term debt	-	1,735
Reductions in short-term debt	(4,256)	(2,722)
Additions/(reductions) in commercial paper, and debt with three
months or less maturity (1)	2,902	(321)
Cash dividends to ExxonMobil shareholders	(6,793)	(6,423)
Cash dividends to noncontrolling interests	(135)	(91)
Changes in noncontrolling interests	(275)	(29)
Common stock acquired	(429)	(514)
Net cash used in financing activities	(8,986)	(8,305)
Effects of exchange rate changes on cash	(105)	209
Increase/(decrease) in cash and cash equivalents	253	385
Cash and cash equivalents at beginning of period	3,177	3,657
Cash and cash equivalents at end of period	3,430	4,042

Supplemental Disclosures
Income taxes paid	4,426	3,247
Cash interest paid	477	587

2017 Noncash Transactions

In the first six months of 2017, the Corporation completed the acquisitions of InterOil Corporation and of companies that own certain oil and gas properties in the Permian Basin and other assets. These transactions included a significant noncash component associated with the issuance of a combined 96 million shares of Exxon Mobil Corporation common stock in acquisition consideration.

 (1) Includes a net addition of commercial paper with a maturity of over three months of $0.9 billion in 2018 and a net addition of $0.2 billion in 2017. The gross amount of commercial paper with a maturity of over three months issued was $2.2 billion in both 2018 and 2017, while the gross amount repaid was $1.3 billion in 2018 and $2.0 billion in 2017.

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)

	ExxonMobil Share of Equity
			Accumulated
			Other	Common
			Compre-	Stock	ExxonMobil	Non-
	Common	Earnings	hensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity

Balance as of December 31, 2016	12,157	407,831	(22,239)	(230,424)	167,325	6,505	173,830
Amortization of stock-based awards	467	-	-	-	467	-	467
Other	(85)	-	-	-	(85)	(53)	(138)
Net income for the period	-	7,360	-	-	7,360	(6)	7,354
Dividends	-	(6,423)	-	-	(6,423)	(91)	(6,514)
Other comprehensive income	-	-	3,337	-	3,337	334	3,671
Acquisitions, at cost	-	-	-	(595)	(595)	(29)	(624)
Issued for acquisitions	2,078	-	-	5,711	7,789	-	7,789
Dispositions	-	-	-	3	3	-	3
Balance as of June 30, 2017	14,617	408,768	(18,902)	(225,305)	179,178	6,660	185,838

Balance as of December 31, 2017	14,656	414,540	(16,262)	(225,246)	187,688	6,812	194,500
Amortization of stock-based awards	436	-	-	-	436	-	436
Other	(6)	-	-	-	(6)	(7)	(13)
Net income for the period	-	8,600	-	-	8,600	169	8,769
Dividends	-	(6,793)	-	-	(6,793)	(135)	(6,928)
Cumulative effect of accounting
change	-	71	(39)	-	32	15	47
Other comprehensive income	-	-	(2,308)	-	(2,308)	(275)	(2,583)
Acquisitions, at cost	-	-	-	(429)	(429)	(268)	(697)
Dispositions	-	-	-	2	2	-	2
Balance as of June 30, 2018	15,086	416,418	(18,609)	(225,673)	187,222	6,311	193,533

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
		Held in				Held in
Common Stock Share Activity	Issued	Treasury	Outstanding		Issued	Treasury	Outstanding
	(millions of shares)				(millions of shares)

Balance as of December 31	8,019	(3,780)	4,239		8,019	(3,871)	4,148
Acquisitions	-	(5)	(5)		-	(7)	(7)
Issued for acquisitions	-	-	-		-	96	96
Dispositions	-	-	-		-	-	-
Balance as of June 30	8,019	(3,785)	4,234		8,019	(3,782)	4,237

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

Effective January 1, 2018, ExxonMobil adopted the Financial Accounting Standards Board’s Update, Financial Instruments  –  Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires investments in equity securities other than consolidated subsidiaries and equity method investments to be measured at fair value with changes in the fair value recognized through net income. The Corporation elected a modified approach for equity securities that do not have a readily determinable fair value. This modified approach measures investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The cumulative effect adjustment related to the adoption of this standard increased equity $47 million. The portion of unrealized gains and losses recognized during the reporting period on equity securities still held at June 30, 2018 and the carrying value of equity securities without readily determinable fair values at June 30, 2018 were not significant to the Corporation. The standard also expanded disclosures related to financial instruments. See Note 7.

Effective January 1, 2018, ExxonMobil adopted the Financial Accounting Standards Board’s Update, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires separate presentation of the service cost component from other components of net benefit costs. The other components are reported in a new line on the Corporation’s Statement of Income, “Non-service pension and postretirement benefit expense.” The Corporation elected to use the practical expedient which uses the amounts disclosed in the pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements, as it is impracticable to determine the amounts capitalized in those periods. Beginning in 2018, the other components of net benefit costs are included in the Corporate and financing segment. The estimated after-tax impact from the change in segmentation is an increase in Corporate and financing expenses of about $100 million for the second quarter and $200 million for the first six months of 2018. The increase in the Corporate and financing expenses is offset by lower expenses across the operating segments. Additionally, only the service cost component of net benefit costs is eligible for capitalization in situations where it is otherwise appropriate to capitalize employee costs in connection with the construction or production of an asset.

The impact of the retrospective presentation change on ExxonMobil's Consolidated Statement of Income for the three months and six months ended June 30, 2017, is shown below.
	Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017
	As Reported	Change	As Adjusted	As Reported	Change	As Adjusted
	(millions of dollars)

Production and manufacturing expenses	8,407	(347)	8,060	16,252	(626)	15,626
Selling, general and administrative expenses	2,628	(72)	2,556	5,227	(166)	5,061
Non-service pension and postretirement benefit expense	-	419	419	-	792	792

Effective January 1, 2019, ExxonMobil will adopt the Financial Accounting Standards Board’s standard, Leases (Topic 842), as amended. The standard requires all leases with an initial term greater than one year to be recorded on the balance sheet as a right of use asset and a lease liability. The Corporation acquired lease accounting software to facilitate implementation, and is currently installing, configuring and testing the software. Based on leases outstanding at the end of 2017, the Corporation estimates the operating lease right of use asset and lease liability would have been in the range of $4 billion to $5 billion at that time. The effect on the Corporation’s balance sheet as a result of implementing the standard on January 1, 2019, could differ considerably depending on operating leases commenced in 2018 as well as interest rates and other factors such as the expiry or renewal of leases during the year.

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

Other Contingencies

The Corporation and certain of its consolidated subsidiaries were contingently liable at June 30, 2018, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	As of June 30, 2018
	Equity	Other
	Company	Third Party
	Obligations (1)	Obligations	Total
	(millions of dollars)
Guarantees
Debt-related	408	58	466
Other	1,188	4,678	5,866
Total	1,596	4,736	6,332

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

On February 2, 2015, Venezuela filed a Request for Annulment of the ICSID award. On March 9, 2017, the ICSID Committee hearing the Request for Annulment issued a decision partially annulling the award of the Tribunal issued on October 9, 2014. The Committee affirmed the compensation due for the La Ceiba Project and for export curtailments at the Cerro Negro Project, but annulled the portion of the award relating to the Cerro Negro Project’s expropriation ($1.4 billion) based on its determination that the prior Tribunal failed to adequately explain why the cap on damages in the indemnity owed by PdVSA did not affect or limit the amount owed for the expropriation of the Cerro Negro Project. As a result, ExxonMobil retained an award for $260 million (including accrued interest). In accordance with an agreement between ExxonMobil and Venezuela the $260 million has been fully paid. The agreement does not impact ExxonMobil’s ability to re-arbitrate the issue that was the basis for the annulment in a new ICSID arbitration proceeding.

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

4.     Other Comprehensive Income Information

	Cumulative	Post-
	Foreign	retirement
	Exchange	Benefits
ExxonMobil Share of Accumulated Other	Translation	Reserves
Comprehensive Income	Adjustment	Adjustment	Total
	(millions of dollars)

Balance as of December 31, 2016	(14,501)	(7,738)	(22,239)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	2,849	(172)	2,677
Amounts reclassified from accumulated other
comprehensive income	140	520	660
Total change in accumulated other comprehensive income	2,989	348	3,337
Balance as of June 30, 2017	(11,512)	(7,390)	(18,902)

Balance as of December 31, 2017	(9,482)	(6,780)	(16,262)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(2,573)	(409)	(2,982)
Amounts reclassified from accumulated other
comprehensive income	186	449	635
Total change in accumulated other comprehensive income	(2,387)	40	(2,347)
Balance as of June 30, 2018	(11,869)	(6,740)	(18,609)

	Three Months Ended		Six Months Ended
Amounts Reclassified Out of Accumulated Other	June 30,		June 30,
Comprehensive Income - Before-tax Income/(Expense)	2018	2017	2018	2017
	(millions of dollars)

Foreign exchange translation gain/(loss) included in net income
(Statement of Income line: Other income)	(18)	(234)	(186)	(234)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs
(Statement of Income Line: Non-service pension and
postretirement benefit expense)	(290)	(406)	(610)	(765)

	Three Months Ended		Six Months Ended
Income Tax (Expense)/Credit For	June 30,		June 30,
Components of Other Comprehensive Income	2018	2017	2018	2017
	(millions of dollars)

Foreign exchange translation adjustment	5	(8)	5	(26)
Postretirement benefits reserves adjustment
(excluding amortization)	(58)	75	66	80
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	(61)	(123)	(144)	(226)
Total	(114)	(56)	(73)	(172)

5.     Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Earnings per common share
Net income attributable to ExxonMobil (millions of dollars)	3,950	3,350	8,600	7,360

Weighted average number of common shares
outstanding (millions of shares)	4,271	4,271	4,270	4,244

Earnings per common share (dollars) (1)	0.92	0.78	2.01	1.73

(1) The calculation of earnings per common share and earnings per common share – assuming dilution are the same in each period shown.

6.     Pension and Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

	(millions of dollars)
Components of net benefit cost
Pension Benefits - U.S.
Service cost	204	186	413	383
Interest cost	181	200	361	399
Expected return on plan assets	(181)	(194)	(363)	(388)
Amortization of actuarial loss/(gain) and prior
service cost	92	112	183	222
Net pension enhancement and
curtailment/settlement cost	63	158	126	263
Net benefit cost	359	462	720	879

Pension Benefits - Non-U.S.
Service cost	154	145	312	290
Interest cost	186	189	386	376
Expected return on plan assets	(237)	(244)	(489)	(483)
Amortization of actuarial loss/(gain) and prior
service cost	113	126	231	253
Net pension enhancement and
curtailment/settlement cost	-	-	33	(5)
Net benefit cost	216	216	473	431

Other Postretirement Benefits
Service cost	35	30	71	56
Interest cost	76	67	151	139
Expected return on plan assets	(6)	(5)	(12)	(11)
Amortization of actuarial loss/(gain) and prior
service cost	21	10	38	27
Net benefit cost	126	102	248	211

7.     Financial Instruments and Derivatives

Financial Instruments. Effective January 1, 2018, ExxonMobil adopted the Financial Accounting Standards Board’s Update, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.   The estimated fair value of financial instruments at June 30, 2018, and the related hierarchy level for the fair value measurement is as follows:

	At June 30, 2018
	(millions of dollars)

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets
Derivative assets (included in the Balance Sheet line: Other
current assets)	98	98	-	-	98
Advances to/receivables from equity companies (included in
the Balance Sheet line: Investments, advances and
long-term receivables)	8,828	-	1,774	6,953	8,727
Other long-term financial assets (included in the Balance
Sheet lines: Investments, advances and long-term receivables
and Other assets, including intangibles – net)	1,698	759	-	990	1,749

Liabilities
Derivative liabilities (included in the Balance Sheet line:
Accounts payable and accrued liabilities)	240	240	-	-	240
Long-term debt (excluding capitalized lease obligations)	19,282	19,065	117	4	19,186
Long-term obligations to equity companies	4,575	-	-	4,646	4,646
Other long-term financial liabilities (included in the
Balance Sheet line: Other long-term obligations)	1,088	-	-	1,085	1,085

Derivative Instruments. The Corporation’s size, strong capital structure, geographic diversity and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the Corporation’s enterprise-wide risk from changes in interest rates, currency rates and commodity prices. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and for trading purposes. Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation believes that there are no material market or credit risks to the Corporation’s financial position, results of operations or liquidity as a result of the derivatives. The Corporation maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity. Derivative instruments are currently not subject to a master netting agreement, and the Corporation has not offset collateral against the carrying value. The carrying value of derivative instruments, none of which are designated as hedging instruments, is as follows:

	June 30,	Dec. 31,
	2018	2017
	(millions of dollars)
Exchange Traded Futures and Swaps
Assets	98	25
Liabilities	(240)	(63)
Collateral receivable/(payable)	189	94
Total	47	56

At June 30, 2018, the net notional long/(short) position of derivative instruments was (22) million barrels for crude and was (7) million barrels for products.

Realized and unrealized gains/(losses) on derivative instruments that were recognized in the Consolidated Statement of Income are included in the following lines on a before-tax basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(millions of dollars)

Sales and other operating revenue	(11)	8	(3)	27
Crude oil and product purchases	(193)	25	(274)	43
Total	(204)	33	(277)	70

8.     Disclosures about Segments and Related Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Earnings After Income Tax	(millions of dollars)
Upstream
United States	439	(183)	868	(201)
Non-U.S.	2,601	1,367	5,669	3,637
Downstream
United States	695	347	1,014	639
Non-U.S.	29	1,038	650	1,862
Chemical
United States	453	481	956	1,010
Non-U.S.	437	504	945	1,146
Corporate and financing (1)	(704)	(204)	(1,502)	(733)
Corporate total	3,950	3,350	8,600	7,360

Sales and Other Operating Revenue
Upstream
United States	2,548	2,349	4,909	4,673
Non-U.S.	3,587	3,444	7,215	6,953
Downstream
United States	19,658	14,528	36,653	29,110
Non-U.S.	37,406	28,867	71,778	57,911
Chemical
United States	3,019	2,746	6,008	5,529
Non-U.S.	5,226	4,078	10,304	8,296
Corporate and financing	12	14	25	28
Corporate total	71,456	56,026	136,892	112,500

Intersegment Revenue
Upstream
United States	2,071	1,282	4,133	2,572
Non-U.S.	7,381	4,723	14,252	10,622
Downstream
United States	5,749	3,841	10,693	7,487
Non-U.S.	7,611	4,968	14,700	10,182
Chemical
United States	2,350	1,845	4,544	3,615
Non-U.S.	1,973	1,104	3,816	2,294
Corporate and financing	50	47	99	103

(1) See Note 2 for additional details regarding the change in segmentation of Non-service pension and postretirement benefit expense.

Geographic
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Sales and Other Operating Revenue	2018	2017	2018	2017
	(millions of dollars)

United States	25,225	19,623	47,570	39,312
Non-U.S.	46,231	36,403	89,322	73,188
Total	71,456	56,026	136,892	112,500

Significant Non-U.S. revenue sources include: (1)
Canada	6,163	4,598	11,538	9,232
United Kingdom	4,771	4,117	9,443	8,252
Belgium	4,090	3,321	8,067	6,586
Singapore	3,458	2,625	6,885	5,376
France	3,572	2,738	6,817	5,306
Italy	3,214	2,735	6,368	5,404
Germany	2,435	2,069	4,666	4,073

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

EXXON MOBIL CORPORATION

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Second Quarter		First Six Months
Earnings (U.S. GAAP)	2018	2017	2018	2017
	(millions of dollars)
Upstream
United States	439	(183)	868	(201)
Non-U.S.	2,601	1,367	5,669	3,637
Downstream
United States	695	347	1,014	639
Non-U.S.	29	1,038	650	1,862
Chemical
United States	453	481	956	1,010
Non-U.S.	437	504	945	1,146
Corporate and financing (1)	(704)	(204)	(1,502)	(733)
Net income attributable to ExxonMobil (U.S. GAAP)	3,950	3,350	8,600	7,360

Earnings per common share (dollars)	0.92	0.78	2.01	1.73

Earnings per common share - assuming dilution (dollars)	0.92	0.78	2.01	1.73

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

REVIEW OF SECOND QUARTER 2018 RESULTS

ExxonMobil’s second quarter 2018 earnings were $4 billion, or $0.92 per diluted share, compared with $3.4 billion a year earlier, as liquids realizations increased and refining margins improved.

Earnings of $8.6 billion for the first six months of 2018 increased 17 percent from $7.4 billion in 2017.

Earnings per share assuming dilution were $2.01.

Capital and exploration expenditures were $11.5 billion, up 42 percent from 2017.

Oil‑equivalent production was 3.8 million barrels per day, down 7 percent from the prior year. Excluding entitlement effects and divestments, oil‑equivalent production was down 4 percent from the prior year.

The Corporation distributed $6.8 billion in dividends to shareholders.

	Second Quarter		First Six Months
	2018	2017	2018	2017
	(millions of dollars)
Upstream earnings
United States	439	(183)	868	(201)
Non-U.S.	2,601	1,367	5,669	3,637
Total	3,040	1,184	6,537	3,436

Upstream earnings were $3,040 million in the second quarter of 2018, up $1,856 million from the second quarter of 2017.

•         Realizations increased earnings by $2,380 million mainly due to higher liquids realizations.

•         Lower volume and mix effects decreased earnings by $270 million.

•         All other items decreased earnings by $250 million mainly due to higher expenses.

•         U.S. Upstream earnings were $439 million, up $622 million from the prior year quarter.

•         Non‑U.S. Upstream earnings were $2,601 million, up $1,234 million from the prior year quarter.

•         On an oil‑equivalent basis, production decreased 7 percent from the second quarter of 2017.

•         Liquids production totaled 2.2 million barrels per day, down 57,000 barrels per day as lower volumes from decline, divestments, lower entitlements and scheduled maintenance, were partially offset by growth in North America.

•         Natural gas production was 8.6 billion cubic feet per day, down 1,307 million cubic feet per day driven by decline largely in the U.S. aligned with value focus, higher downtime, lower entitlements and divestments.

Upstream earnings were $6,537 million in the first six months of 2018, up $3,101 million from the first six months of 2017.

•         Realizations increased earnings by $3,830 million mainly due to higher liquids realizations.

•         Lower volume and mix effects decreased earnings by $480 million.

•         All other items decreased earnings by $250 million, mainly due to higher expenses, partly offset by the gain on the Scarborough sale in Australia.

•         U.S. Upstream earnings were $868 million, up $1,069 million from the first six months of prior year.

•         Non-U.S. Upstream earnings were $5,669 million, up $2,032 million from the first six months of prior year.

•         On an oil-equivalent basis, production decreased 7 percent from the first six months of 2017.

•         Liquids production totaled 2.2 million barrels per day, down 87,000 barrels per day as lower volumes from decline, divestments and entitlements, were partially offset by growth in North America.

•         Natural gas production was 9.3 billion cubic feet per day, down 1,090 million cubic feet per day driven by lower volumes from downtime, decline and entitlements.

	Second Quarter	First Six Months
Upstream additional information	(thousands of barrels daily)
Volumes reconciliation (Oil-equivalent production)(1)
2017	3,922	4,036
Entitlements - Net Interest	(3)	(3)
Entitlements - Price / Spend / Other	(52)	(58)
Quotas	-	-
Divestments	(68)	(61)
Growth / Other	(152)	(146)
2018	3,647	3,768

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

	Second Quarter		First Six Months
	2018	2017	2018	2017
	(millions of dollars)
Downstream earnings
United States	695	347	1,014	639
Non-U.S.	29	1,038	650	1,862
Total	724	1,385	1,664	2,501

Downstream earnings were $724 million in the second quarter of 2018, down $661 million from the second quarter of 2017.

•         Margins increased earnings by $260 million, as higher U.S. margins were partially offset by lower Non‑U.S. margins.

•         Lower volume and mix effects decreased earnings by $210 million, primarily due to downtime and maintenance.

•         All other items decreased earnings by $710 million, including unfavorable foreign exchange impacts of $240 million, lower divestment gains of $130 million, and other unfavorable impacts of $340 million.

•         U.S. Downstream earnings were $695 million, up $348 million from the prior year quarter.

•         Non‑U.S. Downstream earnings were $29 million, down $1,009 million from the prior year quarter.

•         Petroleum product sales of 5.5 million barrels per day were 56,000 barrels per day lower than the prior year quarter.

Downstream earnings were $1,664 million in the first six months of 2018, down $837 million from the first six months of 2017.

•         Margins increased earnings by $230 million, as higher U.S. margins were partially offset by lower Non-U.S. margins.

•         Lower volume and mix effects decreased earnings by $270 million, primarily due to downtime and maintenance.

•         All other items decreased earnings by $800 million, including unfavorable foreign exchange impacts of $220 million, lower divestment gains of $220 million, and other unfavorable impacts of $360 million.

•         U.S. Downstream earnings were $1,014 million, up $375 million from the first six months of prior year.

•         Non-U.S. Downstream earnings were $650 million, down $1,212 million from the first six months of prior year.

•         Petroleum product sales of 5.5 million barrels per day were 10,000 barrels per day lower than the first six months of prior year.

	Second Quarter		First Six Months
	2018	2017	2018	2017
	(millions of dollars)
Chemical earnings
United States	453	481	956	1,010
Non-U.S.	437	504	945	1,146
Total	890	985	1,901	2,156

Chemical earnings of $890 million in the second quarter of 2018, were $95 million lower than the second quarter of 2017.

•         Weaker margins decreased earnings by $210 million.

•         Volume and mix effects increased earnings by $120 million.

•         All other items decreased earnings by $10 million, as higher expenses were partially offset by favorable foreign exchange impacts.

•         U.S. Chemical earnings were $453 million, down $28 million from the prior year quarter.

•         Non‑U.S. Chemical earnings were $437 million, down $67 million from the prior year quarter.

•         Second quarter prime product sales of 6.9 million metric tons were 732,000 metric tons higher than the prior year quarter due to project growth and acquisitions.

Chemical earnings were $1,901 million in the first six months of 2018, down $255 million from the first six months of 2017.

•         Weaker margins decreased earnings by $460 million.

•         Volume and mix effects increased earnings by $220 million.

•         All other items decreased earnings by $20 million, as higher expenses were partially offset by favorable foreign exchange and tax impacts.

•         U.S. Chemical earnings were $956 million, down $54 million from the first six months of prior year.

•         Non-U.S. Chemical earnings were $945 million, down $201 million from the first six months of prior year.

•         Prime product sales of 13.5 million metric tons in the first six months were 1.3 million metric tons higher than the first six months of prior year due to project growth and acquisitions.

	Second Quarter		First Six Months
	2018	2017	2018	2017
	(millions of dollars)

Corporate and financing earnings	(704)	(204)	(1,502)	(733)

Corporate and financing expenses were $704 million for the second quarter of 2018, up $500 million from the second quarter of 2017, mainly due to the absence of favorable tax items, the impact of a lower U.S. tax rate, and higher pension-related costs.

Corporate and financing expenses were $1,502 million in the first six months of 2018, up $769 million from the first six months of 2017, mainly due to the absence of favorable tax items, the impact of a lower U.S. tax rate, and higher pension and financing related costs.

LIQUIDITY AND CAPITAL RESOURCES

	Second Quarter		First Six Months
	2018	2017	2018	2017
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			16,299	15,120
Investing activities			(6,955)	(6,639)
Financing activities			(8,986)	(8,305)
Effect of exchange rate changes			(105)	209
Increase/(decrease) in cash and cash equivalents			253	385

Cash and cash equivalents (at end of period)			3,430	4,042

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	7,780	6,947	16,299	15,120
Proceeds associated with sales of subsidiaries, property,
plant & equipment, and sales and returns of investments	307	154	1,748	841
Cash flow from operations and asset sales	8,087	7,101	18,047	15,961

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

Cash flow from operations and asset sales in the second quarter of 2018 was $8.1 billion, including asset sales of $0.3 billion, an increase of $1.0 billion from the comparable 2017 period primarily reflecting higher earnings.

Cash provided by operating activities totaled $16.3 billion for the first six months of 2018, $1.2 billion higher than 2017. The major source of funds was net income including noncontrolling interests of $8.8 billion, an increase of $1.4 billion from the prior year period. The adjustment for the noncash provision of $9.1 billion for depreciation and depletion was down $0.1 billion from 2017. Changes in operational working capital reduced cash flows by $1.0 billion, compared to a decrease of $0.2 billion in the prior year period. All other items net decreased cash flows by $0.5 billion in 2018 versus a reduction of $1.2 billion in 2017. See the Condensed Consolidated Statement of Cash Flows for additional details.

Investing activities for the first six months of 2018 used net cash of $7.0 billion, an increase of $0.3 billion compared to the prior year. Spending for additions to property, plant and equipment of $8.3 billion was $2.3 billion higher than 2017. Proceeds from asset sales of $1.7 billion increased $0.9 billion. Investments and advances decreased $1.1 billion, principally reflecting the absence of the deposit into escrow of the maximum potential contingent consideration payable as a result of the acquisition of InterOil Corporation in 2017. This was partly offset by cash outflows in 2018 related to the acquisition of a Downstream business in Indonesia.

Cash flow from operations and asset sales in the first six months of 2018 was $18.0 billion, including asset sales of $1.7 billion, an increase of $2.1 billion from the comparable 2017 period primarily reflecting higher earnings and increased asset sale proceeds.

Net cash used by financing activities was $9.0 billion in the first six months of 2018, an increase of $0.7 billion from 2017. The net reduction in short and long term debt was $1.4 billion compared to $1.2 billion in 2017.

During the first six months of 2018, Exxon Mobil Corporation purchased 5 million shares of its common stock for the treasury at a gross cost of $0.4 billion. These purchases were made to offset shares or units settled in shares issued in conjunction with the company’s benefit plans and programs. Shares outstanding decreased from 4,239 million at year-end to 4,234 million at the end of the second quarter of 2018. Purchases may be made both in the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed a total of $6.8 billion to shareholders in the first six months of 2018 through dividends.

Total cash and cash equivalents of $3.4 billion at the end of the second quarter of 2018 compared to $3.2 billion at year-end 2017.

Total debt at the end of the second quarter of 2018 was $41.2 billion compared to $42.3 billion at year-end 2017. The Corporation's debt to total capital ratio was 17.6 percent at the end of the second quarter of 2018 compared to 17.9 percent at year-end 2017.

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

Litigation and other contingencies are discussed in Note 3 to the unaudited condensed consolidated financial statements.

TAXES

	Second Quarter		First Six Months
	2018	2017	2018	2017
	(millions of dollars)

Income taxes	2,526	892	4,983	2,720
Effective income tax rate	44%	31%	42%	35%
Total other taxes and duties (1)	9,003	7,960	17,818	15,589
Total	11,529	8,852	22,801	18,309

(1) Includes “Other taxes and duties” plus taxes that are included in “Production and manufacturing expenses” and “Selling, general and administrative expenses.”

Total taxes were $11.5 billion for the second quarter of 2018, an increase of $2.7 billion from 2017. Income tax expense increased by $1.6 billion to $2.5 billion reflecting higher pre-tax income. The effective income tax rate was 44 percent compared to 31 percent in the prior year period. This increase mainly reflects the absence of favorable one-time tax items and a higher share of earnings in higher tax jurisdictions. Total other taxes and duties increased by $1.0 billion to $9.0 billion.

Total taxes were $22.8 billion for the first six months of 2018, an increase of $4.5 billion from 2017. Income tax expense increased by $2.3 billion to $5.0 billion reflecting higher pre-tax income. The effective income tax rate was 42 percent compared to 35 percent in the prior year period due to a higher share of earnings in higher tax jurisdictions. Total other taxes and duties increased by $2.2 billion to $17.8 billion.

During the first six months of 2018, there were no significant changes to the Corporation’s reasonable estimates of the income tax effects reflected in 2017 for the changes in tax law and tax rate from the enactment of the U.S. Tax Cuts and Jobs Act and following guidance outlined in the SEC Staff Accounting Bulletin No. 118. The impact of tax law changes on the Corporation’s financial statements could differ from its estimates due to further analysis of the new law, regulatory guidance, technical corrections legislation, guidance under U.S. GAAP, or other considerations. If significant changes occur, the Corporation will provide updated information in connection with future regulatory filings.

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

CAPITAL AND EXPLORATION EXPENDITURES

	Second Quarter		First Six Months
	2018	2017	2018	2017
	(millions of dollars)

Upstream (including exploration expenses)	4,855	2,786	8,614	5,905
Downstream	1,230	586	1,844	1,131
Chemical	533	535	998	1,032
Other	9	18	38	26
Total	6,627	3,925	11,494	8,094

Capital and exploration expenditures in the second quarter of 2018 were $6.6 billion, up 69 percent from the second quarter of 2017.

Capital and exploration expenditures in the first six months of 2018 were $11.5 billion, up 42 percent from the first six months of 2017 due primarily to increased U.S. drilling activity. The Corporation anticipates an investment level of $24 billion in 2018. Actual spending could vary depending on the progress of individual projects and property acquisitions.

In 2013 and 2014, the Corporation and Rosneft established various entities to conduct exploration and research activities. In 2014, the European Union and United States imposed sanctions relating to the Russian energy sector. ExxonMobil continues to comply with all sanctions and regulatory licenses applicable to its affiliates’ investments in the Russian Federation. See Part II. Other Information, Item 1. Legal Proceedings in this report for information concerning a civil penalty assessment related to this matter which the Corporation is contesting. The Corporation withdrew from the aforementioned joint ventures with Rosneft, effective April 30, 2018.

The Groningen field is operated by Nederlandse Aardolie Maatschappij (NAM), a Netherlands company owned 50 percent by affiliates of the Corporation. NAM has a 60 percent interest in the Groningen field. On March 29, 2018, the Dutch Cabinet notified Parliament of its intention to further reduce previously legislated Groningen gas extraction in response to seismic events over the last several years. Affiliates of the Corporation and their partners have actively been in discussions with the government on the associated implementation measures which resulted in a signed Heads of Agreement (HoA – agreement on principles) on June 25, 2018. The HoA stipulates that additional agreements must be negotiated which will define further details, and the parties will endeavor to execute them by the end of September. In anticipation of a lower production outlook, the Corporation has reduced its estimate of proved reserves by 0.8 billion oil-equivalent barrels. In addition, the seismic activity has yielded various claims. Where losses are probable and reasonably estimable, liabilities have been recorded. The Corporation does not expect these matters to have a material effect on the Corporation’s operations or financial condition. While the future production profile and other considerations related to the Groningen field could vary depending on a wide variety of factors, reduced gas extraction in the future is expected to result in lower reported production, earnings and cash flows than in recent years for the Corporation’s share of NAM.

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2019, ExxonMobil will adopt the Financial Accounting Standards Board’s standard, Leases (Topic 842), as amended. The standard requires all leases with an initial term greater than one year to be recorded on the balance sheet as a right of use asset and a lease liability. The Corporation acquired lease accounting software to facilitate implementation, and is currently installing, configuring and testing the software. Based on leases outstanding at the end of 2017, the Corporation estimates the operating lease right of use asset and lease liability would have been in the range of $4 billion to $5 billion at that time. The effect on the Corporation’s balance sheet as a result of implementing the standard on January 1, 2019, could differ considerably depending on operating leases commenced in 2018 as well as interest rates and other factors such as the expiry or renewal of leases during the year.

FORWARD-LOOKING STATEMENTS

Statements relating to future plans and objectives, projections, events or conditions are forward-looking statements. Future results, including project plans, costs, timing, and capacities; business growth; integration benefits; resource recoveries; the impact of new technologies; and share purchase levels, could differ materially due to a number of factors. These include changes in supply and demand for oil, gas or petrochemicals or other market conditions affecting the oil, gas and petrochemical industries; reservoir performance; timely completion of new projects; the impact of fiscal and commercial terms and the outcome of commercial negotiations; changes in law, taxes, or government regulation and timely granting of governmental permits; war and other political or security disturbances; the actions of competitors; unforeseen technical or operating difficulties; unexpected technological developments; general economic conditions including the occurrence and duration of economic recessions; the results of research programs; and other factors discussed under the heading Factors Affecting Future Results on the Investors page of our website at www.exxonmobil.com and in Item 1A of ExxonMobil's 2017 Form 10-K. We assume no duty to update these statements as of any future date.

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the six months ended June 30, 2018, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2017.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of June 30, 2018. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As last reported in the Corporation’s Form 10-K for 2017, on June 20, 2017, the United States Department of Justice (DOJ) and the United States Environmental Protection Agency (EPA) notified XTO Energy Inc. (XTO) concerning alleged violations of the Clean Air Act and the Fort Berthold Indian Reservation Federal Implementation Plan regarding the alleged failure of vapor control systems to properly route tank vapors to control devices at well pads and tank farms on the Fort Berthold Indian Reservation. In January 2018, XTO, the DOJ and the EPA agreed to the terms of a Consent Decree concerning those alleged violations. XTO has agreed to pay a penalty of $320,000, install automatic tank gauging on 30 well sites, and monitor and report emissions for three years. The executed Consent Decree was approved by the United States Federal District Court for the District of North Dakota – Western Division, in Bismarck, North Dakota, on July 10, 2018.

As last reported in the Corporation’s Form 10-Q for the third quarter of 2017, the company agreed with the DOJ and the EPA to resolve claims of non-compliance with the Clean Air Act related to flaring at its eight U.S. chemical facilities with flares. The EPA alleged the sites failed to properly operate and monitor flares. The company reached a settlement agreement with the DOJ, the EPA and the Louisiana Department of Environmental Quality to resolve these claims. The complaint and the consent decree were filed in the U.S. District Court for the Southern District of Texas on October 31, 2017, and became effective June 6, 2018. The company paid a total penalty of $2,500,000, and agreed to pay $2,572,000 to fund supplemental environmental projects. The company has also agreed to make investments in new equipment at the facilities.

On May 24, 2018, the State of Ohio Department of Natural Resources, Division of Oil & Gas Resources Management (ODNR) notified XTO of its interest in settling possible enforcement of alleged violations by XTO of the Ohio Revised Code, Ohio Administrative Code, and implementing regulations arising out of the Schnegg well incident in Belmont County, Ohio, in early 2018. The ODNR alleges the following violations by XTO: (1) causing brine to be discharged and contact the ground and/or surface water; (2) failure to place cement in the casing string per Ohio codes; (3) allowing a well to flow gas uncontrolled; (4) failure to construct, drill and operate a well in the manner as permitted and planned; and (5) failure to notify ODNR upon discovery the well had sustained annular pressure above the prescribed pressure. The ODNR is seeking a civil penalty in excess of $100,000 as well as injunctive relief, and XTO is working with the state to resolve the matter.

Also relating to the Schnegg well incident, on May 25, 2018, the State of Ohio Environmental Protection Agency (OEPA) notified XTO of its interest in settling possible enforcement of alleged violations by XTO of the Ohio Revised Code and implementing regulations, including but not limited to: (1) failure to maintain and operate its facility in a manner using good pollution control practices; (2) failure to provide a malfunction report; (3) failure to complete and properly report quarterly inspections; and (4) failure to submit site-specific work practice plans within applicable time limits. The OEPA is seeking a civil penalty in excess of $100,000 as well as injunctive relief, and XTO is working with the state to resolve the matter.

As last reported in the Corporation’s Form 10-Q for the first quarter of 2018, on July 20, 2017, the United States Department of Treasury, Office of Foreign Assets Control (OFAC) assessed a civil penalty against Exxon Mobil Corporation, ExxonMobil Development Company and ExxonMobil Oil Corporation for violating the Ukraine-Related Sanctions Regulations, 31 C.F.R. part 589. The assessed civil penalty is in the amount of $2,000,000. ExxonMobil and its affiliates have been and continue to be in compliance with all sanctions and disagree that any violation has occurred. ExxonMobil and its affiliates filed a complaint on July 20, 2017, in the United States Federal District Court, Northern District of Texas seeking judicial review of, and to enjoin, the civil penalty under the Administrative Procedures Act and the United States Constitution, including on the basis that it represents an arbitrary and capricious action by OFAC and a violation of the Company’s due process rights.

Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended June 30, 2018

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

April 2018	-		-
May 2018	-		-
June 2018	-		-
Total	-		-	(See Note 1)

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

EXXON MOBIL CORPORATION
Date: August 2, 2018	By:	/s/ DAVID S. ROSENTHAL
David S. Rosenthal
Vice President, Controller and
Principal Accounting Officer