Form 10-Q
period 2018-09-30
EXXON MOBIL CORP
filed 2018-11-07
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2018
Common stock, without par value	4,233,807,170

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues and other income
Sales and other operating revenue	74,187	59,350	211,079	171,850
Income from equity affiliates	1,960	1,472	5,599	4,707
Other income	458	278	1,639	1,291
Total revenues and other income	76,605	61,100	218,317	177,848
Costs and other deductions
Crude oil and product purchases	41,776	31,432	119,391	91,985
Production and manufacturing expenses	9,097	7,952	26,506	23,578
Selling, general and administrative expenses	2,892	2,632	8,632	7,693
Depreciation and depletion	4,658	4,880	13,717	14,051
Exploration expenses, including dry holes	292	284	911	1,087
Non-service pension and postretirement benefit expense	307	475	952	1,267
Interest expense	200	111	551	415
Other taxes and duties	8,303	7,751	24,825	22,115
Total costs and other deductions	67,525	55,517	195,485	162,191
Income before income taxes	9,080	5,583	22,832	15,657
Income taxes	2,634	1,498	7,617	4,218
Net income including noncontrolling interests	6,446	4,085	15,215	11,439
Net income attributable to noncontrolling interests	206	115	375	109
Net income attributable to ExxonMobil	6,240	3,970	14,840	11,330

Earnings per common share (dollars)	1.46	0.93	3.47	2.66

Earnings per common share - assuming dilution (dollars)	1.46	0.93	3.47	2.66

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income including noncontrolling interests	6,446	4,085	15,215	11,439
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	124	2,342	(2,720)	5,424
Adjustment for foreign exchange translation (gain)/loss
included in net income	-	-	186	234
Postretirement benefits reserves adjustment
(excluding amortization)	(3)	(145)	(394)	(329)
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	223	311	689	850
Total other comprehensive income	344	2,508	(2,239)	6,179
Comprehensive income including noncontrolling interests	6,790	6,593	12,976	17,618
Comprehensive income attributable to
noncontrolling interests	311	372	205	700
Comprehensive income attributable to ExxonMobil	6,479	6,221	12,771	16,918

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)

	Sept. 30,	Dec. 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	5,669	3,177
Notes and accounts receivable – net	27,880	25,597
Inventories
Crude oil, products and merchandise	14,617	12,871
Materials and supplies	4,144	4,121
Other current assets	1,665	1,368
Total current assets	53,975	47,134
Investments, advances and long-term receivables	40,427	39,160
Property, plant and equipment – net	249,153	252,630
Other assets, including intangibles – net	11,073	9,767
Total assets	354,628	348,691

Liabilities
Current liabilities
Notes and loans payable	19,413	17,930
Accounts payable and accrued liabilities	41,714	36,796
Income taxes payable	4,161	3,045
Total current liabilities	65,288	57,771
Long-term debt	20,624	24,406
Postretirement benefits reserves	21,448	21,132
Deferred income tax liabilities	27,084	26,893
Long-term obligations to equity companies	4,625	4,774
Other long-term obligations	18,728	19,215
Total liabilities	157,797	154,191

Commitments and contingencies (Note 3)

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	15,254	14,656
Earnings reinvested	419,155	414,540
Accumulated other comprehensive income	(18,370)	(16,262)
Common stock held in treasury
(3,785 million shares at September 30, 2018 and
3,780 million shares at December 31, 2017)	(225,674)	(225,246)
ExxonMobil share of equity	190,365	187,688
Noncontrolling interests	6,466	6,812
Total equity	196,831	194,500
Total liabilities and equity	354,628	348,691

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net income including noncontrolling interests	15,215	11,439
Depreciation and depletion	13,717	14,051
Changes in operational working capital, excluding cash and debt	(25)	(547)
All other items – net	(1,500)	(2,288)
Net cash provided by operating activities	27,407	22,655

Cash flows from investing activities
Additions to property, plant and equipment	(13,480)	(10,901)
Proceeds associated with sales of subsidiaries, property, plant and
equipment, and sales and returns of investments	3,239	1,695
Additional investments and advances	(1,113)	(1,950)
Other investing activities including collection of advances	492	1,962
Net cash used in investing activities	(10,862)	(9,194)

Cash flows from financing activities
Additions to long-term debt	-	60
Additions to short-term debt	-	1,735
Reductions in short-term debt	(4,279)	(4,971)
Additions/(reductions) in commercial paper, and debt with three
months or less maturity (1)	1,626	339
Cash dividends to ExxonMobil shareholders	(10,296)	(9,712)
Cash dividends to noncontrolling interests	(192)	(139)
Changes in noncontrolling interests	(374)	(90)
Common stock acquired	(430)	(515)
Net cash used in financing activities	(13,945)	(13,293)
Effects of exchange rate changes on cash	(108)	441
Increase/(decrease) in cash and cash equivalents	2,492	609
Cash and cash equivalents at beginning of period	3,177	3,657
Cash and cash equivalents at end of period	5,669	4,266

Supplemental Disclosures
Income taxes paid	6,740	4,611
Cash interest paid	839	965

2017 Noncash Transactions

In the first nine months of 2017, the Corporation completed the acquisitions of InterOil Corporation and of companies that own certain oil and gas properties in the Permian Basin and other assets. These transactions included a significant noncash component associated with the issuance of a combined 96 million shares of Exxon Mobil Corporation common stock in acquisition consideration.

 (1) Includes a net addition of commercial paper with a maturity of over three months of $0.3 billion in 2018 and a net reduction of $0.5 billion in 2017. The gross amount of commercial paper with a maturity of over three months issued was $3.1 billion in 2018 and $2.7 billion in 2017, while the gross amount repaid was $2.8 billion in 2018 and $3.2 billion in 2017.

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)

	ExxonMobil Share of Equity
			Accumulated
			Other	Common
			Compre-	Stock	ExxonMobil	Non-
	Common	Earnings	hensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity

Balance as of December 31, 2016	12,157	407,831	(22,239)	(230,424)	167,325	6,505	173,830
Amortization of stock-based awards	635	-	-	-	635	-	635
Other	(87)	-	-	-	(87)	(54)	(141)
Net income for the period	-	11,330	-	-	11,330	109	11,439
Dividends - common shares	-	(9,712)	-	-	(9,712)	(139)	(9,851)
Other comprehensive income	-	-	5,588	-	5,588	591	6,179
Acquisitions, at cost	-	-	-	(596)	(596)	(90)	(686)
Issued for acquisitions	2,078	-	-	5,711	7,789	-	7,789
Dispositions	-	-	-	4	4	-	4
Balance as of September 30, 2017	14,783	409,449	(16,651)	(225,305)	182,276	6,922	189,198

Balance as of December 31, 2017	14,656	414,540	(16,262)	(225,246)	187,688	6,812	194,500
Amortization of stock-based awards	605	-	-	-	605	-	605
Other	(7)	-	-	-	(7)	(8)	(15)
Net income for the period	-	14,840	-	-	14,840	375	15,215
Dividends - common shares	-	(10,296)	-	-	(10,296)	(192)	(10,488)
Cumulative effect of accounting
change	-	71	(39)	-	32	15	47
Other comprehensive income	-	-	(2,069)	-	(2,069)	(170)	(2,239)
Acquisitions, at cost	-	-	-	(430)	(430)	(366)	(796)
Dispositions	-	-	-	2	2	-	2
Balance as of September 30, 2018	15,254	419,155	(18,370)	(225,674)	190,365	6,466	196,831

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
		Held in				Held in
Common Stock Share Activity	Issued	Treasury	Outstanding		Issued	Treasury	Outstanding
	(millions of shares)				(millions of shares)

Balance as of December 31	8,019	(3,780)	4,239		8,019	(3,871)	4,148
Acquisitions	-	(5)	(5)		-	(7)	(7)
Issued for acquisitions	-	-	-		-	96	96
Dispositions	-	-	-		-	-	-
Balance as of September 30	8,019	(3,785)	4,234		8,019	(3,782)	4,237

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

Effective January 1, 2018, ExxonMobil adopted the Financial Accounting Standards Board’s Update, Financial Instruments  –  Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requires investments in equity securities other than consolidated subsidiaries and equity method investments to be measured at fair value with changes in the fair value recognized through net income. The Corporation elected a modified approach for equity securities that do not have a readily determinable fair value. This modified approach measures investments at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The cumulative effect adjustment related to the adoption of this standard increased equity $47 million. The portion of unrealized gains and losses recognized during the reporting period on equity securities still held at September 30, 2018 and the carrying value of equity securities without readily determinable fair values at September 30, 2018 were not significant to the Corporation. The standard also expanded disclosures related to financial instruments. See Note 7.

Effective January 1, 2018, ExxonMobil adopted the Financial Accounting Standards Board’s Update, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The update requires separate presentation of the service cost component from other components of net benefit costs. The other components are reported in a new line on the Corporation’s Statement of Income, “Non-service pension and postretirement benefit expense.” The Corporation elected to use the practical expedient which uses the amounts disclosed in the pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements, as it is impracticable to determine the amounts capitalized in those periods. Beginning in 2018, the other components of net benefit costs are included in the Corporate and financing segment. The estimated after-tax impact from the change in segmentation is an increase in Corporate and financing expenses of about $100 million for the third quarter and $300 million for the first nine months of 2018. The increase in the Corporate and financing expenses is offset by lower expenses across the operating segments. Additionally, only the service cost component of net benefit costs is eligible for capitalization in situations where it is otherwise appropriate to capitalize employee costs in connection with the construction or production of an asset.

The impact of the retrospective presentation change on ExxonMobil's Consolidated Statement of Income for the three months and nine months ended September 30, 2017, is shown below.

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
	As Reported	Change	As Adjusted	As Reported	Change	As Adjusted
	(millions of dollars)

Production and manufacturing expenses	8,334	(382)	7,952	24,586	(1,008)	23,578
Selling, general and administrative expenses	2,725	(93)	2,632	7,952	(259)	7,693
Non-service pension and postretirement benefit expense	-	475	475	-	1,267	1,267

Effective January 1, 2019, ExxonMobil will adopt the Financial Accounting Standards Board’s standard, Leases (Topic 842), as amended. The standard requires all leases with an initial term greater than one year to be recorded on the balance sheet as a right of use asset and a lease liability. We expect to use a transition method that applies the new lease standard at January 1, 2019, and recognizes any cumulative-effect adjustments to the opening balance of 2019 retained earnings.

The Corporation acquired lease accounting software to facilitate implementation, and is currently configuring and testing the software. Based on leases outstanding at the end of 2017, the Corporation estimates the operating lease right of use asset and lease liability would have been in the range of $4 billion to $5 billion at that time. The effect on the Corporation’s balance sheet as a result of implementing the standard on January 1, 2019, could differ considerably depending on operating leases commenced in 2018 as well as interest rates and other factors such as the expiry or renewal of leases during the year.

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

Other Contingencies

The Corporation and certain of its consolidated subsidiaries were contingently liable at September 30, 2018, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	As of September 30, 2018
	Equity	Other
	Company	Third Party
	Obligations (1)	Obligations	Total
	(millions of dollars)
Guarantees
Debt-related	461	63	524
Other	1,008	4,046	5,054
Total	1,469	4,109	5,578

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

In accordance with a Venezuelan nationalization decree issued in February 2007, a subsidiary of the Venezuelan National Oil Company (PdVSA) assumed the operatorship of the Cerro Negro Heavy Oil Project. The decree also required conversion of the Cerro Negro Project into a “mixed enterprise” and an increase in PdVSA’s or one of its affiliate’s ownership interest in the Project. ExxonMobil refused to accede to the terms proffered by the government, and on June 27, 2007, the government expropriated ExxonMobil’s 41.67 percent interest in the Cerro Negro Project.

ExxonMobil collected awards of $908 million in an arbitration against PdVSA under the rules of the International Chamber of Commerce in respect of an indemnity related to the Cerro Negro Project and $260 million in an arbitration for compensation due for the La Ceiba Project and for export curtailments at the Cerro Negro Project under rules of International Centre for Settlement of Investment Disputes (ICSID). An ICSID arbitration award relating to the Cerro Negro Project’s expropriation ($1.4 billion) was annulled based on a determination that a prior Tribunal failed to adequately explain why the cap on damages in the indemnity owed by PdVSA did not affect or limit the amount owed for the expropriation of the Cerro Negro Project. ExxonMobil filed a new claim seeking to restore the original award of damages for the Cerro Negro Project with ICSID on September 26, 2018.

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

4.     Other Comprehensive Income Information

	Cumulative	Post-
	Foreign	retirement
	Exchange	Benefits
ExxonMobil Share of Accumulated Other	Translation	Reserves
Comprehensive Income	Adjustment	Adjustment	Total
	(millions of dollars)

Balance as of December 31, 2016	(14,501)	(7,738)	(22,239)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	4,925	(300)	4,625
Amounts reclassified from accumulated other
comprehensive income	140	823	963
Total change in accumulated other comprehensive income	5,065	523	5,588
Balance as of September 30, 2017	(9,436)	(7,215)	(16,651)

Balance as of December 31, 2017	(9,482)	(6,780)	(16,262)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(2,551)	(406)	(2,957)
Amounts reclassified from accumulated other
comprehensive income	186	663	849
Total change in accumulated other comprehensive income	(2,365)	257	(2,108)
Balance as of September 30, 2018	(11,847)	(6,523)	(18,370)

	Three Months Ended		Nine Months Ended
Amounts Reclassified Out of Accumulated Other	September 30,		September 30,
Comprehensive Income - Before-tax Income/(Expense)	2018	2017	2018	2017
	(millions of dollars)

Foreign exchange translation gain/(loss) included in net income
(Statement of Income line: Other income)	-	-	(186)	(234)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs
(Statement of Income Line: Non-service pension and
postretirement benefit expense)	(287)	(450)	(897)	(1,215)

	Three Months Ended		Nine Months Ended
Income Tax (Expense)/Credit For	September 30,		September 30,
Components of Other Comprehensive Income	2018	2017	2018	2017
	(millions of dollars)

Foreign exchange translation adjustment	8	17	13	(9)
Postretirement benefits reserves adjustment
(excluding amortization)	-	74	66	154
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	(64)	(139)	(208)	(365)
Total	(56)	(48)	(129)	(220)

5.     Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Earnings per common share
Net income attributable to ExxonMobil (millions of dollars)	6,240	3,970	14,840	11,330

Weighted average number of common shares
outstanding (millions of shares)	4,271	4,271	4,271	4,252

Earnings per common share (dollars) (1)	1.46	0.93	3.47	2.66

Dividends paid per common share (dollars)	0.82	0.77	2.41	2.29

(1) The calculation of earnings per common share and earnings per common share – assuming dilution are the same in each period shown.

6.     Pension and Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

	(millions of dollars)
Components of net benefit cost
Pension Benefits - U.S.
Service cost	203	200	616	583
Interest cost	179	199	540	598
Expected return on plan assets	(182)	(194)	(545)	(582)
Amortization of actuarial loss/(gain) and prior
service cost	93	110	276	332
Net pension enhancement and
curtailment/settlement cost	63	187	189	450
Net benefit cost	356	502	1,076	1,381

Pension Benefits - Non-U.S.
Service cost	149	155	461	445
Interest cost	185	198	571	574
Expected return on plan assets	(233)	(260)	(722)	(743)
Amortization of actuarial loss/(gain) and prior
service cost	113	135	344	388
Net pension enhancement and
curtailment/settlement cost	-	-	33	(5)
Net benefit cost	214	228	687	659

Other Postretirement Benefits
Service cost	40	36	111	92
Interest cost	75	88	226	227
Expected return on plan assets	(5)	(6)	(17)	(17)
Amortization of actuarial loss/(gain) and prior
service cost	19	18	57	45
Net benefit cost	129	136	377	347

7.     Financial Instruments and Derivatives

Financial Instruments. Effective January 1, 2018, ExxonMobil adopted the Financial Accounting Standards Board’s Update, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.   The estimated fair value of financial instruments at September 30, 2018, and the related hierarchy level for the fair value measurement is as follows:

	At September 30, 2018
	(millions of dollars)

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets
Derivative assets (included in the Balance Sheet line: Other
current assets)	104	104	-	-	104
Advances to/receivables from equity companies (included in
the Balance Sheet line: Investments, advances and
long-term receivables)	8,969	-	1,763	7,072	8,835
Other long-term financial assets (included in the Balance
Sheet lines: Investments, advances and long-term receivables
and Other assets, including intangibles – net)	1,748	764	-	1,041	1,805

Liabilities
Derivative liabilities (included in the Balance Sheet line:
Accounts payable and accrued liabilities)	248	248	-	-	248
Long-term debt (excluding capitalized lease obligations)	19,275	19,020	110	4	19,134
Long-term obligations to equity companies	4,625	-	-	4,728	4,728
Other long-term financial liabilities (included in the
Balance Sheet line: Other long-term obligations)	1,114	-	-	1,121	1,121

Derivative Instruments. The Corporation’s size, strong capital structure, geographic diversity and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the Corporation’s enterprise-wide risk from changes in interest rates, currency rates and commodity prices. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and for trading purposes. Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation believes that there are no material market or credit risks to the Corporation’s financial position, results of operations or liquidity as a result of the derivatives. The Corporation maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity. Derivative instruments are currently not subject to a master netting agreement, and the Corporation has not offset collateral against the carrying value. The carrying value of derivative instruments, none of which are designated as hedging instruments, is as follows:

	Sept. 30,	Dec. 31,
	2018	2017
	(millions of dollars)
Exchange Traded Futures and Swaps
Assets	104	25
Liabilities	(248)	(63)
Collateral receivable/(payable)	272	94
Total	128	56

At September 30, 2018, the net notional long/(short) position of derivative instruments was (16) million barrels for crude oil and was (11) million barrels for products.

Realized and unrealized gains/(losses) on derivative instruments that were recognized in the Consolidated Statement of Income are included in the following lines on a before-tax basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(millions of dollars)

Sales and other operating revenue	(68)	(11)	(72)	16
Crude oil and product purchases	(107)	(80)	(380)	(37)
Total	(175)	(91)	(452)	(21)

8.     Disclosures about Segments and Related Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Earnings After Income Tax	(millions of dollars)
Upstream
United States	606	(238)	1,474	(439)
Non-U.S.	3,623	1,805	9,292	5,442
Downstream
United States	961	391	1,975	1,030
Non-U.S.	681	1,141	1,331	3,003
Chemical
United States	404	403	1,360	1,413
Non-U.S.	309	689	1,254	1,835
Corporate and financing (1)	(344)	(221)	(1,846)	(954)
Corporate total	6,240	3,970	14,840	11,330

Sales and Other Operating Revenue
Upstream
United States	2,728	2,282	7,637	6,955
Non-U.S.	4,129	3,633	11,344	10,586
Downstream
United States	19,963	15,423	56,616	44,533
Non-U.S.	39,077	30,955	110,855	88,866
Chemical
United States	3,152	2,589	9,160	8,118
Non-U.S.	5,125	4,455	15,429	12,751
Corporate and financing	13	13	38	41
Corporate total	74,187	59,350	211,079	171,850

Intersegment Revenue
Upstream
United States	2,203	1,365	6,336	3,937
Non-U.S.	8,536	5,734	22,788	16,356
Downstream
United States	5,834	3,134	16,527	10,621
Non-U.S.	8,275	5,866	22,975	16,048
Chemical
United States	2,408	1,675	6,952	5,290
Non-U.S.	1,841	1,482	5,657	3,776
Corporate and financing	54	51	153	154

(1) See Note 2 for additional details regarding the change in segmentation of Non-service pension and postretirement benefit expense.

Geographic
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Sales and Other Operating Revenue	2018	2017	2018	2017
	(millions of dollars)

United States	25,843	20,294	73,413	59,606
Non-U.S.	48,344	39,056	137,666	112,244
Total	74,187	59,350	211,079	171,850

Significant Non-U.S. revenue sources include: (1)
Canada	6,214	5,260	17,752	14,492
United Kingdom	4,797	4,057	14,240	12,309
Belgium	3,996	3,247	12,063	9,833
France	3,588	2,984	10,405	8,290
Singapore	3,502	2,888	10,387	8,264
Italy	3,316	2,913	9,684	8,317
Germany	2,518	2,210	7,184	6,283

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

EXXON MOBIL CORPORATION

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Third Quarter		First Nine Months
Earnings (U.S. GAAP)	2018	2017	2018	2017
	(millions of dollars)
Upstream
United States	606	(238)	1,474	(439)
Non-U.S.	3,623	1,805	9,292	5,442
Downstream
United States	961	391	1,975	1,030
Non-U.S.	681	1,141	1,331	3,003
Chemical
United States	404	403	1,360	1,413
Non-U.S.	309	689	1,254	1,835
Corporate and financing (1)	(344)	(221)	(1,846)	(954)
Net income attributable to ExxonMobil (U.S. GAAP)	6,240	3,970	14,840	11,330

Earnings per common share (dollars)	1.46	0.93	3.47	2.66

Earnings per common share - assuming dilution (dollars)	1.46	0.93	3.47	2.66

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

REVIEW OF THIRD QUARTER 2018 RESULTS

ExxonMobil’s third quarter 2018 earnings were $6.2 billion, or $1.46 per diluted share, compared with $4 billion a year earlier, as liquids realizations increased.

Earnings of $14.8 billion for the first nine months of 2018 increased 31 percent from $11.3 billion in 2017.

Earnings per share assuming dilution were $3.47.

Capital and exploration expenditures were $18.1 billion, up 28 percent from 2017.

Oil‑equivalent production was 3.8 million barrels per day, down 5 percent from the prior year. Excluding entitlement effects and divestments, oil‑equivalent production was down 2 percent from the prior year.

The Corporation distributed $10.3 billion in dividends to shareholders.

	Third Quarter		First Nine Months
	2018	2017	2018	2017
	(millions of dollars)
Upstream earnings
United States	606	(238)	1,474	(439)
Non-U.S.	3,623	1,805	9,292	5,442
Total	4,229	1,567	10,766	5,003

Upstream earnings were $4,229 million in the third quarter of 2018, up $2,662 million from the third quarter of 2017.

•          Realizations increased earnings by $2,580 million due to higher liquids and gas realizations.

•          Higher volume and mix effects increased earnings by $50 million.

•          All other items increased earnings by $30 million including favorable one-time tax impacts, partly offset by higher production expenses.

•          U.S. Upstream earnings were $606 million, up $844 million from the prior year quarter.

•          Non‑U.S. Upstream earnings were $3,623 million, up $1,818 million from the prior year quarter.

•          On an oil‑equivalent basis, production decreased 2 percent from the third quarter of 2017.

•          Liquids production totaled 2.3 million barrels per day, up 6,000 barrels per day as growth more than offset lower volumes from entitlements, divestments, decline, and downtime.

•          Natural gas production was 9 billion cubic feet per day, down 584 million cubic feet per day driven by decline largely in the U.S. aligned with value focus, lower volumes from divestments and lower demand.

Upstream earnings were $10,766 million in the first nine months of 2018, up $5,763 million from the first nine months of 2017.

•          Realizations increased earnings by $6,400 million mainly due to higher liquids realizations.

•          Lower volume and mix effects decreased earnings by $430 million.

•          All other items decreased earnings by $210 million, mainly due to higher production expenses and unfavorable tax impacts, partly offset by favorable one-time tax items and higher divestment gains.

•          U.S. Upstream earnings were $1,474 million, up $1,913 million from the first nine months of prior year.

•          Non-U.S. Upstream earnings were $9,292 million, up $3,850 million from the first nine months of prior year.

•          On an oil-equivalent basis, production decreased 5 percent from the first nine months of 2017.

•          Liquids production totaled 2.2 million barrels per day, down 56,000 barrels per day as growth in North America was more than offset by lower volumes from decline, entitlements, and divestments.

•          Natural gas production was 9.2 billion cubic feet per day, down 920 million cubic feet per day driven by decline in the U.S. aligned with value focus, higher downtime and lower volumes from entitlements and divestments.

	Third Quarter	First Nine Months
Upstream additional information	(thousands of barrels daily)
Volumes reconciliation (Oil-equivalent production)(1)
2017	3,878	3,983
Entitlements - Net Interest	(3)	(3)
Entitlements - Price / Spend / Other	(84)	(68)
Quotas	-	-
Divestments	(69)	(64)
Growth / Other	64	(74)
2018	3,786	3,774

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

	Third Quarter		First Nine Months
	2018	2017	2018	2017
	(millions of dollars)
Downstream earnings
United States	961	391	1,975	1,030
Non-U.S.	681	1,141	1,331	3,003
Total	1,642	1,532	3,306	4,033

Downstream earnings were $1,642 million in the third quarter of 2018, up $110 million from the third quarter of 2017.

•          Margins decreased earnings by $110 million, as lower Non-U.S. margins were partially offset by higher U.S. margins.

•          Higher volume and mix effects increased earnings by $210 million, primarily due to improved refinery operations.

•          All other items increased earnings by $10 million, mainly due to favorable tax impacts and divestment gains, partly offset by higher maintenance expenses.

•          U.S. Downstream earnings were $961 million, up $570 million from the prior year quarter.

•          Non‑U.S. Downstream earnings were $681 million, down $460 million from the prior year quarter.

•          Petroleum product sales of 5.6 million barrels per day were 74,000 barrels per day higher than the prior year quarter.

Downstream earnings were $3,306 million in the first nine months of 2018, down $727 million from the first nine months of 2017.

•          Margins increased earnings by $110 million, as higher U.S. margins were partially offset by lower Non-U.S. margins.

•          Lower volume and mix effects decreased earnings by $40 million, primarily due to downtime and maintenance partly offset by improved refinery mix/ yield and higher sales.

•          All other items decreased earnings by $800 million, mainly due to unfavorable foreign exchange impacts of $250 million, lower divestment gains of $180 million, and other unfavorable impacts of $370 million including higher expenses from downtime / maintenance.

•          U.S. Downstream earnings were $1,975 million, up $945 million from the first nine months of prior year.

•          Non-U.S. Downstream earnings were $1,331 million, down $1,672 million from the first nine months of prior year.

•          Petroleum product sales of 5.5 million barrels per day were 18,000 barrels per day higher than the first nine months of prior year.

	Third Quarter		First Nine Months
	2018	2017	2018	2017
	(millions of dollars)
Chemical earnings
United States	404	403	1,360	1,413
Non-U.S.	309	689	1,254	1,835
Total	713	1,092	2,614	3,248

Chemical earnings of $713 million in the third quarter of 2018, were $379 million lower than the third quarter of 2017.

•          Weaker margins decreased earnings by $140 million.

•          Volume and mix effects increased earnings by $20 million.

•          All other items decreased earnings by $260 million, mainly due to higher expenses.

•          U.S. Chemical earnings were $404 million, up $1 million from the prior year quarter.

•          Non‑U.S. Chemical earnings were $309 million, down $380 million from the prior year quarter.

•          Third quarter prime product sales of 6.7 million metric tons were 231,000 metric tons higher than the prior year quarter due to project growth and acquisitions.

Chemical earnings were $2,614 million in the first nine months of 2018, down $634 million from the first nine months of 2017.

•          Weaker margins decreased earnings by $640 million.

•          Volume and mix effects increased earnings by $250 million.

•          All other items decreased earnings by $240 million, as higher expenses were partially offset by favorable foreign exchange and tax impacts.

•          U.S. Chemical earnings were $1,360 million, down $53 million from the first nine months of prior year.

•          Non-U.S. Chemical earnings were $1,254 million, down $581 million from the first nine months of prior year.

•          Prime product sales of 20.2 million metric tons in the first nine months were 1.6 million metric tons higher than the first nine months of prior year due to project growth and acquisitions.

	Third Quarter		First Nine Months
	2018	2017	2018	2017
	(millions of dollars)

Corporate and financing earnings	(344)	(221)	(1,846)	(954)

Corporate and financing expenses were $344 million for the third quarter of 2018, up $123 million from the third quarter of 2017, mainly due to the impact of a lower U.S. tax rate.

Corporate and financing expenses were $1,846 million in the first nine months of 2018, up $892 million from the first nine months of 2017, mainly due to lower net favorable tax items, the impact of a lower U.S. tax rate, and higher pension and financing related costs.

LIQUIDITY AND CAPITAL RESOURCES

	Third Quarter		First Nine Months
	2018	2017	2018	2017
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			27,407	22,655
Investing activities			(10,862)	(9,194)
Financing activities			(13,945)	(13,293)
Effect of exchange rate changes			(108)	441
Increase/(decrease) in cash and cash equivalents			2,492	609

Cash and cash equivalents (at end of period)			5,669	4,266

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	11,108	7,535	27,407	22,655
Proceeds associated with sales of subsidiaries, property,
plant & equipment, and sales and returns of investments	1,491	854	3,239	1,695
Cash flow from operations and asset sales	12,599	8,389	30,646	24,350

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

Cash flow from operations and asset sales in the third quarter of 2018 was $12.6 billion, including asset sales of $1.5 billion, an increase of $4.2 billion from the comparable 2017 period primarily reflecting higher earnings and favorable working capital effects.

Cash provided by operating activities totaled $27.4 billion for the first nine months of 2018, $4.8 billion higher than 2017. The major source of funds was net income including noncontrolling interests of $15.2 billion, an increase of $3.8 billion from the prior year period. The adjustment for the noncash provision of $13.7 billion for depreciation and depletion was down $0.3 billion from 2017. Changes in operational working capital were essentially flat, compared to a decrease of $0.5 billion in the prior year period. All other items net decreased cash flows by $1.5 billion in 2018 versus a reduction of $2.3 billion in 2017. See the Condensed Consolidated Statement of Cash Flows for additional details.

Investing activities for the first nine months of 2018 used net cash of $10.9 billion, an increase of $1.7 billion compared to the prior year. Spending for additions to property, plant and equipment of $13.5 billion was $2.6 billion higher than 2017. Proceeds from asset sales of $3.2 billion increased $1.5 billion. Investments and advances decreased $0.8 billion, principally reflecting the absence of the deposit into escrow of the maximum potential contingent consideration payable as a result of the acquisition of InterOil Corporation in 2017. This was partly offset by cash outflows in 2018 related to the acquisition of a Downstream business in Indonesia.

Cash flow from operations and asset sales in the first nine months of 2018 was $30.6 billion, including asset sales of $3.2 billion, an increase of $6.3 billion from the comparable 2017 period primarily reflecting higher earnings and increased asset sale proceeds.

Net cash used by financing activities was $13.9 billion in the first nine months of 2018, an increase of $0.7 billion from 2017. The net reduction in short and long term debt was $2.7 billion compared to $2.8 billion in 2017.

During the first nine months of 2018, Exxon Mobil Corporation purchased 5 million shares of its common stock for the treasury at a gross cost of $0.4 billion. These purchases were made to offset shares or units settled in shares issued in conjunction with the company’s benefit plans and programs. Shares outstanding decreased from 4,239 million at year-end to 4,234 million at the end of the third quarter of 2018. Purchases may be made both in the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed a total of $10.3 billion to shareholders in the first nine months of 2018 through dividends.

Total cash and cash equivalents of $5.7 billion at the end of the third quarter of 2018 compared to $3.2 billion at year-end 2017.

Total debt at the end of the third quarter of 2018 was $40 billion compared to $42.3 billion at year-end 2017. The Corporation's debt to total capital ratio was 16.9 percent at the end of the third quarter of 2018 compared to 17.9 percent at year-end 2017.

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

Litigation and other contingencies are discussed in Note 3 to the unaudited condensed consolidated financial statements.

TAXES

	Third Quarter		First Nine Months
	2018	2017	2018	2017
	(millions of dollars)

Income taxes	2,634	1,498	7,617	4,218
Effective income tax rate	34%	33%	39%	34%
Total other taxes and duties (1)	8,939	8,287	26,757	23,876
Total	11,573	9,785	34,374	28,094

(1) Includes “Other taxes and duties” plus taxes that are included in “Production and manufacturing expenses” and “Selling, general and administrative expenses.”

Total taxes were $11.6 billion for the third quarter of 2018, an increase of $1.8 billion from 2017. Income tax expense increased by $1.1 billion to $2.6 billion reflecting higher pre-tax income. The effective income tax rate was 34 percent compared to 33 percent in the prior year period. This increase mainly reflects a higher share of earnings in higher tax jurisdictions, partly offset by the impact of favorable one-time tax items. Total other taxes and duties increased by $0.7 billion to $8.9 billion.

Total taxes were $34.4 billion for the first nine months of 2018, an increase of $6.3 billion from 2017. Income tax expense increased by $3.4 billion to $7.6 billion reflecting higher pre-tax income. The effective income tax rate was 39 percent compared to 34 percent in the prior year period due to a higher share of earnings in higher tax jurisdictions. Total other taxes and duties increased by $2.9 billion to $26.8 billion.

Non-U.S. Upstream earnings included a $270 million tax credit resulting from an updated estimate of the impact of U.S. tax reform and from clarifications provided in proposed transition tax regulations issued by the Treasury in the third quarter of 2018. The adjustment restores a portion of the U.S. tax reform deferred income tax expense reported in the non-U.S. Upstream segment in the fourth quarter of 2017. There were no other significant changes during the first nine months of 2018 to the Corporation’s reasonable estimates of the income tax effects reflected in 2017 for the changes in tax law and tax rate from U.S. tax reform and following guidance outlined in the SEC Staff Accounting Bulletin No. 118. The impact of tax law changes on the Corporation’s financial statements could differ from its estimates due to further analysis of the new law, regulatory guidance, technical corrections legislation, guidance under U.S. GAAP, or other considerations. If significant changes occur, the Corporation will provide updated information in connection with its Form 10-K for 2018.

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

CAPITAL AND EXPLORATION EXPENDITURES

	Third Quarter		First Nine Months
	2018	2017	2018	2017
	(millions of dollars)

Upstream (including exploration expenses)	5,330	3,175	13,944	9,080
Downstream	719	611	2,563	1,742
Chemical	526	2,183	1,524	3,215
Other	11	18	49	44
Total	6,586	5,987	18,080	14,081

Capital and exploration expenditures in the third quarter of 2018 were $6.6 billion, up 10 percent from the third quarter of 2017.

Capital and exploration expenditures in the first nine months of 2018 were $18.1 billion, up 28 percent from the first nine months of 2017 due primarily to increased U.S. drilling activity and acreage acquisitions in Brazil. The Corporation anticipates an investment level of approximately $25 billion in 2018. Actual spending could vary depending on the progress of individual projects and property acquisitions.

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

The Groningen field is operated by Nederlandse Aardolie Maatschappij (NAM), a Netherlands company owned 50 percent by affiliates of the Corporation. NAM has a 60 percent interest in the Groningen field. On March 29, 2018, the Dutch Cabinet notified Parliament of its intention to further reduce previously legislated Groningen gas extraction in response to seismic events over the last several years. Affiliates of the Corporation and their partners have actively been in discussions with the government on the associated implementation measures which resulted in a signed Heads of Agreement (HoA – agreement on principles) on June 25, 2018 and the execution of additional implementation agreements in September. In anticipation of a lower production outlook, the Corporation has reduced its estimate of proved reserves by 0.8 billion oil-equivalent barrels. In addition, the seismic activity has yielded various claims. Where losses are probable and reasonably estimable, liabilities have been recorded. The Corporation does not expect these matters to have a material effect on the Corporation’s operations or financial condition. While the future production profile and other considerations related to the Groningen field could vary depending on a wide variety of factors, reduced gas extraction in the future is expected to result in lower reported production, earnings and cash flows than in recent years for the Corporation’s share of NAM.

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2019, ExxonMobil will adopt the Financial Accounting Standards Board’s standard, Leases (Topic 842), as amended. The standard requires all leases with an initial term greater than one year to be recorded on the balance sheet as a right of use asset and a lease liability. We expect to use a transition method that applies the new lease standard at January 1, 2019, and recognizes any cumulative-effect adjustments to the opening balance of 2019 retained earnings.

The Corporation acquired lease accounting software to facilitate implementation, and is currently configuring and testing the software. Based on leases outstanding at the end of 2017, the Corporation estimates the operating lease right of use asset and lease liability would have been in the range of $4 billion to $5 billion at that time. The effect on the Corporation’s balance sheet as a result of implementing the standard on January 1, 2019, could differ considerably depending on operating leases commenced in 2018 as well as interest rates and other factors such as the expiry or renewal of leases during the year.

FORWARD-LOOKING STATEMENTS

Statements relating to future plans and objectives, projections, events or conditions are forward-looking statements. Future results, including new projects, growth strategies, costs, timing, and capacities; business growth; integration benefits; resource recoveries; and the impact of new technologies, could differ materially due to a number of factors. These include changes in supply and demand for oil, gas or petrochemicals or other market conditions affecting the oil, gas and petrochemical industries; reservoir performance; timely completion of new projects; the impact of fiscal and commercial terms and the outcome of commercial negotiations; changes in law, taxes, or government regulation and timely granting of governmental permits; war and other political or security disturbances; the actions of competitors; unforeseen technical or operating difficulties; unexpected technological developments; general economic conditions including the occurrence and duration of economic recessions; commodity cycles within the general economy; the results of research programs; and other factors discussed under the heading Factors Affecting Future Results on the Investors page of our website at www.exxonmobil.com and in Item 1A of ExxonMobil's 2017 Form 10-K. We assume no duty to update these statements as of any future date.

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the nine months ended September 30, 2018, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2017.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of September 30, 2018. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As last reported in the Corporation’s Form 10-K for 2017, in April 2017, the State of North Dakota Department of Health (NDDOH) and the North Dakota State Office of the Attorney General notified XTO Energy Inc. (XTO) of their interest in settling alleged violations of the North Dakota Century Code and implementing regulations regarding the alleged failure of vapor control systems to properly route tank vapors to control devices at well pads and tank farms outside the Fort Berthold Indian Reservation. On February 1, 2018, the South Central Judicial District Court in Bismarck, North Dakota, approved a Consent Decree between XTO and NDDOH concerning those alleged violations. Under the Consent Decree, XTO paid a civil penalty of $575,000 on September 21, 2018.

As last reported in the Corporation’s Form 10-Q for the third quarter of 2017, in a matter related to the discharge of crude oil from the Pegasus Pipeline in Mayflower, Faulkner County, Arkansas, the Pipeline and Hazardous Materials Safety Administration (PHMSA) on October 1, 2015, issued a Final Order arising from a November 2013 Notice of Probable Violation alleging that ExxonMobil Pipeline Company (EMPCo) violated multiple federal Pipeline Safety Regulations. The Final Order imposed a penalty of $2,630,400, which EMPCo paid on April 21, 2016. On June 27, 2016, EMPCo filed an appeal with the U.S. Court of Appeals for the Fifth Circuit, contesting six of the nine regulatory violations found by PHMSA and seeking a refund of the penalty paid associated with the six contested violations ($2,417,400 of the total penalty paid in April 2016). On August 14, 2017, the Fifth Circuit dismissed five of the six violations EMPCo challenged from PHMSA’s final administrative order, and vacated $1,634,100 in associated penalties. The Fifth Circuit also remanded the remaining violation back to PHMSA for re-calculation of the civil penalty previously imposed. On August 7, 2018, PHMSA issued the Order on Remand, assessing a reduced civil penalty of $61,900 for the remanded sixth violation (down from $783,300). As a result, in September 2018, EMPCo received a refund of $2,355,500 for penalties that had been paid.

As last reported in the Corporation’s Form 10-Q for the second quarter of 2018, on July 20, 2017, the United States Department of Treasury, Office of Foreign Assets Control (OFAC) assessed a civil penalty against Exxon Mobil Corporation, ExxonMobil Development Company and ExxonMobil Oil Corporation for violating the Ukraine-Related Sanctions Regulations, 31 C.F.R. part 589. The assessed civil penalty is in the amount of $2,000,000. ExxonMobil and its affiliates have been and continue to be in compliance with all sanctions and disagree that any violation has occurred. ExxonMobil and its affiliates filed a complaint on July 20, 2017, in the United States Federal District Court, Northern District of Texas seeking judicial review of, and to enjoin, the civil penalty under the Administrative Procedures Act and the United States Constitution, including on the basis that it represents an arbitrary and capricious action by OFAC and a violation of the Company’s due process rights.

Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended September 30, 2018

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

July 2018	-		-
August 2018	-		-
September 2018	-		-
Total	-		-	(See Note 1)

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

EXXON MOBIL CORPORATION
Date: November 7, 2018	By:	/s/ DAVID S. ROSENTHAL
David S. Rosenthal
Vice President, Controller and
Principal Accounting Officer