Form 10-Q
period 2019-03-31
EXXON MOBIL CORP
filed 2019-05-02
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

(972) 940-6000

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, without par value	XOM	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2019
Common stock, without par value	4,231,093,914

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)

	Three Months Ended
	March 31,
	2019	2018
Revenues and other income
Sales and other operating revenue	61,646	65,436
Income from equity affiliates	1,709	1,910
Other income	270	865
Total revenues and other income	63,625	68,211
Costs and other deductions
Crude oil and product purchases	34,801	36,288
Production and manufacturing expenses	8,970	8,491
Selling, general and administrative expenses	2,770	2,747
Depreciation and depletion	4,571	4,470
Exploration expenses, including dry holes	280	287
Non-service pension and postretirement benefit expense	358	337
Interest expense	181	204
Other taxes and duties	7,405	8,147
Total costs and other deductions	59,336	60,971
Income before income taxes	4,289	7,240
Income taxes	1,883	2,457
Net income including noncontrolling interests	2,406	4,783
Net income attributable to noncontrolling interests	56	133
Net income attributable to ExxonMobil	2,350	4,650

Earnings per common share (dollars)	0.55	1.09

Earnings per common share - assuming dilution (dollars)	0.55	1.09

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended
	March 31,
	2019	2018

Net income including noncontrolling interests	2,406	4,783
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	749	(804)
Adjustment for foreign exchange translation (gain)/loss included in net income	-	168
Postretirement benefits reserves adjustment (excluding amortization)	(26)	(434)
Amortization and settlement of postretirement benefits reserves adjustment
included in net periodic benefit costs	185	237
Total other comprehensive income	908	(833)
Comprehensive income including noncontrolling interests	3,314	3,950
Comprehensive income attributable to noncontrolling interests	182	(9)
Comprehensive income attributable to ExxonMobil	3,132	3,959

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)

	Mar. 31,	Dec. 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	4,586	3,042
Notes and accounts receivable – net	27,105	24,701
Inventories
Crude oil, products and merchandise	13,979	14,803
Materials and supplies	4,353	4,155
Other current assets	1,553	1,272
Total current assets	51,576	47,973
Investments, advances and long-term receivables	42,068	40,790
Property, plant and equipment – net	248,563	247,101
Other assets, including intangibles – net	13,982	10,332
Total assets	356,189	346,196

Liabilities
Current liabilities
Notes and loans payable	21,794	17,258
Accounts payable and accrued liabilities	42,090	37,268
Income taxes payable	2,748	2,612
Total current liabilities	66,632	57,138
Long-term debt	19,031	20,538
Postretirement benefits reserves	20,051	20,272
Deferred income tax liabilities	27,287	27,244
Long-term obligations to equity companies	4,430	4,382
Other long-term obligations	20,737	18,094
Total liabilities	158,168	147,668

Commitments and contingencies (Note 3)

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	15,476	15,258
Earnings reinvested	420,498	421,653
Accumulated other comprehensive income	(18,782)	(19,564)
Common stock held in treasury
(3,788 million shares at March 31, 2019 and
3,782 million shares at December 31, 2018)	(225,970)	(225,553)
ExxonMobil share of equity	191,222	191,794
Noncontrolling interests	6,799	6,734
Total equity	198,021	198,528
Total liabilities and equity	356,189	346,196

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net income including noncontrolling interests	2,406	4,783
Depreciation and depletion	4,571	4,470
Changes in operational working capital, excluding cash and debt	2,257	351
All other items – net	(896)	(1,085)
Net cash provided by operating activities	8,338	8,519

Cash flows from investing activities
Additions to property, plant and equipment	(5,199)	(3,349)
Proceeds associated with sales of subsidiaries, property, plant and
equipment, and sales and returns of investments	107	1,441
Additional investments and advances	(910)	(138)
Other investing activities including collection of advances	209	187
Net cash used in investing activities	(5,793)	(1,859)

Cash flows from financing activities
Reductions in short-term debt	(3,777)	(3,872)
Additions/(reductions) in commercial paper, and debt with three
months or less maturity (1)	6,776	1,950
Cash dividends to ExxonMobil shareholders	(3,505)	(3,291)
Cash dividends to noncontrolling interests	(43)	(43)
Changes in noncontrolling interests	(74)	(59)
Common stock acquired	(421)	(427)
Net cash used in financing activities	(1,044)	(5,742)
Effects of exchange rate changes on cash	43	30
Increase/(decrease) in cash and cash equivalents	1,544	948
Cash and cash equivalents at beginning of period	3,042	3,177
Cash and cash equivalents at end of period	4,586	4,125

Supplemental Disclosures
Income taxes paid	1,793	2,117
Cash interest paid
Included in cash flows from operating activities	247	206
Capitalized, included in cash flows from investing activities	175	154
Total cash interest paid	422	360

 (1) Includes a net addition of commercial paper with a maturity of over three months of $5.3 billion in 2019 and a net reduction of $0.3 billion in 2018. The gross amount of commercial paper with a maturity of over three months issued was $6.4 billion in 2019 and $0.4 billion in 2018, while the gross amount repaid was $1.1 billion in 2019 and $0.7 billion in 2018.

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)

	ExxonMobil Share of Equity
			Accumulated
			Other	Common
			Compre-	Stock	ExxonMobil	Non-
	Common	Earnings	hensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity

Balance as of December 31, 2017	14,656	414,540	(16,262)	(225,246)	187,688	6,812	194,500
Amortization of stock-based awards	237	-	-	-	237	-	237
Other	(5)	-	-	-	(5)	-	(5)
Net income for the period	-	4,650	-	-	4,650	133	4,783
Dividends - common shares	-	(3,291)	-	-	(3,291)	(43)	(3,334)
Cumulative effect of accounting
change	-	71	(39)	-	32	15	47
Other comprehensive income	-	-	(691)	-	(691)	(142)	(833)
Acquisitions, at cost	-	-	-	(427)	(427)	(59)	(486)
Dispositions	-	-	-	2	2	-	2
Balance as of March 31, 2018	14,888	415,970	(16,992)	(225,671)	188,195	6,716	194,911

Balance as of December 31, 2018	15,258	421,653	(19,564)	(225,553)	191,794	6,734	198,528
Amortization of stock-based awards	223	-	-	-	223	-	223
Other	(5)	-	-	-	(5)	-	(5)
Net income for the period	-	2,350	-	-	2,350	56	2,406
Dividends - common shares	-	(3,505)	-	-	(3,505)	(43)	(3,548)
Other comprehensive income	-	-	782	-	782	126	908
Acquisitions, at cost	-	-	-	(421)	(421)	(83)	(504)
Dispositions	-	-	-	4	4	9	13
Balance as of March 31, 2019	15,476	420,498	(18,782)	(225,970)	191,222	6,799	198,021

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
		Held in				Held in
Common Stock Share Activity	Issued	Treasury	Outstanding		Issued	Treasury	Outstanding
	(millions of shares)				(millions of shares)

Balance as of December 31	8,019	(3,782)	4,237		8,019	(3,780)	4,239
Acquisitions	-	(6)	(6)		-	(5)	(5)
Dispositions	-	-	-		-	-	-
Balance as of March 31	8,019	(3,788)	4,231		8,019	(3,785)	4,234

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Financial Statement Preparation

These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Corporation's 2018 Annual Report on Form 10-K. In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. Prior data has been reclassified in certain cases to conform to the current presentation basis.

The Corporation's exploration and production activities are accounted for under the "successful efforts" method.

2.     Accounting Changes

Effective January 1, 2019, the Corporation adopted the Financial Accounting Standards Board’s Standard, Leases (Topic 842), as amended. The standard requires all leases to be recorded on the balance sheet as a right of use asset and a lease liability. The Corporation used a transition method that applies the new lease standard at January 1, 2019. The Corporation applied a policy election to exclude short-term leases from balance sheet recognition and also elected certain practical expedients at adoption. As permitted, the Corporation did not reassess whether existing contracts are or contain leases, the lease classification for any existing leases, initial direct costs for any existing lease and whether existing land easements and rights of way, which were not previously accounted for as leases, are or contain a lease. At adoption on January 1, 2019, an operating lease liability of $3.3 billion was recorded and the operating lease right of use asset was $4.3 billion, including $1.0 billion of previously recorded prepaid leases. There was no cumulative earnings effect adjustment.

Effective January 1, 2020, ExxonMobil will adopt the Financial Accounting Standards Board’s update, Financial Instruments – Credit Losses (Topic 326), as amended. The standard requires a valuation allowance for credit losses be recognized for certain financial assets that reflects the current expected credit loss over the asset’s contractual life. The valuation allowance considers the risk of loss, even if remote, and considers past events, current conditions and expectations of the future. The Corporation is evaluating the standard and its effect on the Corporation’s financial statements.

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

Other Contingencies

The Corporation and certain of its consolidated subsidiaries were contingently liable at March 31, 2019, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

		As of March 31, 2019
		Equity	Other
		Company	Third Party
		Obligations (1)	Obligations	Total
		(millions of dollars)
Guarantees
	Debt-related	612	79	691
	Other	1,081	4,288	5,369
	Total	1,693	4,367	6,060

(1)	ExxonMobil share

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

4.     Other Comprehensive Income Information

	Cumulative	Post-
	Foreign	retirement
	Exchange	Benefits
ExxonMobil Share of Accumulated Other	Translation	Reserves
Comprehensive Income	Adjustment	Adjustment	Total
	(millions of dollars)

Balance as of December 31, 2017	(9,482)	(6,780)	(16,262)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(686)	(440)	(1,126)
Amounts reclassified from accumulated other
comprehensive income	168	228	396
Total change in accumulated other comprehensive income	(518)	(212)	(730)
Balance as of March 31, 2018	(10,000)	(6,992)	(16,992)

Balance as of December 31, 2018	(13,881)	(5,683)	(19,564)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	627	(23)	604
Amounts reclassified from accumulated other
comprehensive income	-	178	178
Total change in accumulated other comprehensive income	627	155	782
Balance as of March 31, 2019	(13,254)	(5,528)	(18,782)

	Three Months Ended
Amounts Reclassified Out of Accumulated Other	March 31,
Comprehensive Income - Before-tax Income/(Expense)	2019	2018
	(millions of dollars)

Foreign exchange translation gain/(loss) included in net income
(Statement of Income line: Other income)	-	(168)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs
(Statement of Income line: Non-service pension and postretirement benefit expense)	(237)	(320)

	Three Months Ended
Income Tax (Expense)/Credit For	March 31,
Components of Other Comprehensive Income	2019	2018
	(millions of dollars)

Postretirement benefits reserves adjustment (excluding amortization)	10	124
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	(52)	(83)
Total	(42)	41

5.     Earnings Per Share

	Three Months Ended
	March 31,
	2019	2018

Earnings per common share

Net income attributable to ExxonMobil (millions of dollars)	2,350	4,650

Weighted average number of common shares outstanding (millions of shares)	4,270	4,270

Earnings per common share (dollars) (1)	0.55	1.09

Dividends paid per common share (dollars)	0.82	0.77

(1) The calculation of earnings per common share and earnings per common share – assuming dilution are the same in each period shown.

6.     Pension and Other Postretirement Benefits

	Three Months Ended
	March 31,
	2019	2018
	(millions of dollars)
Components of net benefit cost
Pension Benefits - U.S.
Service cost	175	209
Interest cost	193	180
Expected return on plan assets	(142)	(182)
Amortization of actuarial loss/(gain) and prior service cost	77	91
Net pension enhancement and curtailment/settlement cost	54	63
Net benefit cost	357	361

Pension Benefits - Non-U.S.
Service cost	139	158
Interest cost	192	200
Expected return on plan assets	(197)	(252)
Amortization of actuarial loss/(gain) and prior service cost	103	118
Net pension enhancement and curtailment/settlement cost	-	33
Net benefit cost	237	257

Other Postretirement Benefits
Service cost	33	36
Interest cost	79	75
Expected return on plan assets	(4)	(6)
Amortization of actuarial loss/(gain) and prior service cost	3	17
Net benefit cost	111	122

7.     Financial Instruments and Derivatives

Financial Instruments. The estimated fair value of financial instruments at March 31, 2019 and December 31, 2018, and the related hierarchy level for the fair value measurement is as follows:

	At March 31, 2019
	(millions of dollars)

	Fair Value
	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	145	24	-	169	(145)	-	-	24
Advances to/receivables
from equity companies (2)(7)	-	2,157	6,703	8,860	-	-	54	8,914
Other long-term
financial assets (3)	914	-	806	1,720	-	-	93	1,813

Liabilities
Derivative liabilities (4)	213	13	-	226	(145)	(68)	-	13
Long-term debt (5)	18,088	111	4	18,203	-	-	(473)	17,730
Long-term obligations
to equity companies (7)	-	-	4,526	4,526	-	-	(96)	4,430
Other long-term
financial liabilities (6)	-	-	1,039	1,039	-	-	3	1,042

	At December 31, 2018
	(millions of dollars)

	Fair Value
	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	297	-	-	297	(151)	(146)	-	-
Advances to/receivables
from equity companies (2)(7)	-	2,100	6,293	8,393	-	-	215	8,608
Other long-term
financial assets (3)	848	-	974	1,822	-	-	112	1,934

Liabilities
Derivative liabilities (4)	151	-	-	151	(151)	-	-	-
Long-term debt (5)	19,029	117	4	19,150	-	-	85	19,235
Long-term obligations
to equity companies (7)	-	-	4,330	4,330	-	-	52	4,382
Other long-term
financial liabilities (6)	-	-	1,046	1,046	-	-	(3)	1,043

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

(5) Excluding finance lease obligations

(6) Included in the Balance Sheet line: Other long-term obligations

(7)   Advances to/receivables from equity companies and long-term obligations to equity companies are mainly designated as hierarchy level 3 inputs.
 The fair value is calculated by discounting the remaining obligations by a rate consistent with the credit quality and industry of the equity company.

Derivative Instruments. The Corporation’s size, strong capital structure, geographic diversity and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and for trading purposes. Commodity contracts held for trading purposes are presented in the Consolidated Statement of Income on a net basis in the line “Sales and other operating revenue.” The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into forward currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of March 31, 2019 and December 31, 2018, or results of operations for the periods ended March 31, 2019 and 2018.

Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity.

At March 31, 2019, the net notional long/(short) position of derivative instruments was (35) million barrels for crude oil, was (36) million barrels for products, and was (10) million MMBtus of natural gas. At December 31, 2018, the net notional long/(short) position of derivative instruments was (19) million barrels for crude oil and was (9) million barrels for products.

Realized and unrealized gains/(losses) on derivative instruments that were recognized in the Consolidated Statement of Income are included in the following lines on a before-tax basis:

	Three Months Ended
	March 31,
	2019	2018
	(millions of dollars)

Sales and other operating revenue	(275)	8
Crude oil and product purchases	(18)	(81)
Total	(293)	(73)

8.     Disclosures about Segments and Related Information

	Three Months Ended
	March 31,
	2019	2018
Earnings After Income Tax	(millions of dollars)
Upstream
United States	96	429
Non-U.S.	2,780	3,068
Downstream
United States	(161)	319
Non-U.S.	(95)	621
Chemical
United States	161	503
Non-U.S.	357	508
Corporate and financing	(788)	(798)
Corporate total	2,350	4,650

Sales and Other Operating Revenue
Upstream
United States	2,693	2,361
Non-U.S.	3,804	3,628
Downstream
United States	15,642	16,995
Non-U.S.	32,297	34,372
Chemical
United States	2,505	2,989
Non-U.S.	4,695	5,078
Corporate and financing	10	13
Corporate total	61,646	65,436

Intersegment Revenue
Upstream
United States	2,311	2,062
Non-U.S.	7,129	6,871
Downstream
United States	4,761	4,944
Non-U.S.	6,169	7,089
Chemical
United States	1,889	2,194
Non-U.S.	1,547	1,843
Corporate and financing	53	49

Geographic
	Three Months Ended
	March 31,
Sales and Other Operating Revenue	2019	2018
	(millions of dollars)

United States	20,840	22,345
Non-U.S.	40,806	43,091
Total	61,646	65,436

Significant Non-U.S. revenue sources include: (1)
Canada	4,850	5,375
United Kingdom	4,421	4,672
Belgium	3,529	3,977
Singapore	3,121	3,427
France	3,074	3,245
Italy	2,645	3,154
Germany	1,897	2,231

(1) Revenue is determined by primary country of operations. Excludes certain sales and other operating revenues in Non‑U.S. operations where attribution to a specific country is not practicable.

9. Leases

The Corporation and its consolidated affiliates generally purchase the property, plant and equipment used in operations, but there are situations where assets are leased, primarily for drilling equipment, tankers, office buildings, railcars, and other moveable equipment. Right of use assets and lease liabilities are established on the balance sheet for leases with an expected term greater than one year, by discounting the amounts fixed in the lease agreement for the duration of the lease which is reasonably certain, considering the probability of exercising any early termination and extension options. The portion of the fixed payment related to service costs for drilling equipment and tankers is excluded from the calculation of right of use assets and lease liabilities. Generally assets are leased only for a portion of their useful lives, and are accounted for as operating leases. In limited situations assets are leased for nearly all of their useful lives, and are accounted for as finance leases.

Variable payments under these lease agreements are not significant. Residual value guarantees, restrictions, or covenants related to leases, and transactions with related parties are also not significant. In general, leases are capitalized using the incremental borrowing rate of the leasing affiliate. The Corporation’s activities as a lessor are not significant.

At adoption of the lease accounting change (see Note 2), on January 1, 2019, an operating lease liability of $3.3 billion was recorded and the operating lease right of use asset was $4.3 billion, including $1.0 billion of previously recorded prepaid leases. There was no cumulative earnings effect adjustment.

	Operating Leases
	Drilling Rigs
	and Related			Finance
	Equipment	Other	Total	Leases
	(millions of dollars)

Lease Cost	Three Months Ended March 31, 2019
Operating lease cost	40	255	295
Short-term and other (net of sublease rental income)	195	273	468

Amortization of right of use assets				31
Interest on lease liabilities				31
Total	235	528	763	62

Balance Sheet	March 31, 2019
Right of use assets
Included in Other assets, including intangibles - net	539	3,901	4,440
Included in Property, plant and equipment - net				1,554
Total right of use assets	539	3,901	4,440	1,554

Lease liability due within one year
Included in Accounts payable and accrued liabilities	167	699	866	34
Included in Notes and loans payable				174
Long-term lease liability
Included in Other long-term obligations	373	2,238	2,611
Included in Long-term debt				1,301
Included in Long-term obligations to equity companies				146
Total lease liability	540	2,937	3,477	1,655

	Operating Leases
	Drilling Rigs
	and Related			Finance
	Equipment	Other	Total	Leases
	(millions of dollars)

Maturity Analysis of Lease Liabilities	March 31, 2019
2019 remaining months	137	608	745	293
2020	154	622	776	204
2021	96	441	537	180
2022	57	290	347	173
2023	40	253	293	171
2024	29	213	242	172
2025 and beyond	70	924	994	2,411
Total lease payments	583	3,351	3,934	3,604
Discount to present value	(43)	(414)	(457)	(1,949)
Total lease liability	540	2,937	3,477	1,655

Weighted average remaining lease term - years	5	8	7	25
Weighted average discount rate - percent	3.0%	3.2%	3.1%	9.7%

In addition to the operating lease liabilities in the table immediately above, at March 31, 2019, additional undiscounted commitments for leases not yet commenced totaled $2.6 billion. Included among these commitments is $1.7 billion for crude oil pipeline transportation that is expected to commence later in 2019. The underlying assets for these leases were primarily designed by, and are being constructed by, the lessors. These unrecorded lease commitments are the primary difference between the operating lease liabilities reflected in the table above and the $6.1 billion disclosed at December 31, 2018, for minimum lease commitments under the prior lease accounting standard.

	Operating Leases
	Drilling Rigs
	and Related			Finance
	Equipment	Other	Total	Leases
	(millions of dollars)

Other Information	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Cash flows from operating activities		228	228	14
Cash flows from investing activities	40		40
Cash flows from financing activities				16

Noncash right of use assets recorded for lease liabilities
For January 1 adoption of Topic 842	445	2,818	3,263
In exchange for new lease liabilities during the period	125	320	445

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
	As of December 31, 2018
	Drilling Rigs
	and Related
	Equipment	Other	Total
	(millions of dollars)

2019	222	934	1,156
2020	166	819	985
2021	107	658	765
2022	43	506	549
2023	32	422	454
2024 and beyond	53	2,150	2,203
Total	623	5,489	6,112

Net rental cost under both cancelable and noncancelable operating leases incurred during 2018, 2017 and 2016 were as follows:

	For full year
	2018	2017	2016
	(millions of dollars)

Rental cost
Drilling rigs and related equipment	723	792	1,274
Other (net of sublease rental income)	1,992	1,826	1,817
Total	2,715	2,618	3,091

EXXON MOBIL CORPORATION

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	First Three Months
Earnings (U.S. GAAP)	2019	2018
	(millions of dollars)
Upstream
United States	96	429
Non-U.S.	2,780	3,068
Downstream
United States	(161)	319
Non-U.S.	(95)	621
Chemical
United States	161	503
Non-U.S.	357	508
Corporate and financing	(788)	(798)
Net income attributable to ExxonMobil (U.S. GAAP)	2,350	4,650

Earnings per common share (dollars)	0.55	1.09

Earnings per common share - assuming dilution (dollars)	0.55	1.09

References in this discussion to Corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the consolidated income statement. Unless otherwise indicated, references to earnings, Upstream, Downstream, Chemical and Corporate and financing segment earnings, and earnings per share are ExxonMobil's share after excluding amounts attributable to noncontrolling interests.

REVIEW OF FIRST QUARTER 2019 RESULTS

ExxonMobil’s first quarter 2019 earnings were $2.4 billion, or $0.55 per diluted share, compared with $4.7 billion a year earlier. The decrease in earnings was primarily the result of lower Downstream and Chemical margins and higher scheduled maintenance activity.

Oil‑equivalent production was 4.0 million barrels per day, up 2 percent from the prior year. Excluding entitlement effects and divestments, oil‑equivalent production was up 3 percent from the prior year.

The Corporation distributed $3.5 billion in dividends to shareholders.

	First Three Months
	2019	2018
	(millions of dollars)
Upstream earnings
United States	96	429
Non-U.S.	2,780	3,068
Total	2,876	3,497

Upstream earnings were $2,876 million in the first quarter of 2019, down $621 million from the first quarter of 2018.

•          Realizations decreased earnings by $30 million due to lower liquids realizations of $360 million, partly offset by higher gas realizations of $330 million.

•          Higher volume and mix effects increased earnings by $80 million due to higher liquids volumes of $230 million, partly offset by lower gas volumes of $150 million.

•          All other items decreased earnings by $670 million due to the absence of a gain on the Scarborough asset sale of $366 million, higher growth-related expenses and asset impairment charges.

•          U.S. Upstream earnings were $96 million, down $333 million from the prior year quarter.

•          Non‑U.S. Upstream earnings were $2,780 million, down $288 million from the prior year quarter.

•          On an oil‑equivalent basis, production increased 2 percent from the first quarter of 2018.

•          Liquids production totaled 2.3 million barrels per day, up 111,000 barrels per day due to U.S. growth and improved reliability, partly offset by decline.

•          Natural gas production was 9.9 billion cubic feet per day, down 114 million cubic feet per day due to lower demand, decline and divestments, partly offset by lower maintenance and growth.

First Quarter
Upstream additional information	(thousands of barrels daily)
Volumes reconciliation (Oil-equivalent production) (1)
2018	3,889
Entitlements - Net Interest	-
Entitlements - Price / Spend / Other	10
Quotas	-
Divestments	(27)
Growth / Other	109
2019	3,981

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

	First Three Months
	2019	2018
	(millions of dollars)
Downstream earnings
United States	(161)	319
Non-U.S.	(95)	621
Total	(256)	940

Downstream earnings were ($256) million in the first quarter of 2019, down $1,196 million from the first quarter of 2018.

•          Margins decreased earnings by $860 million.

•          Volume and mix effects remained essentially flat due to higher scheduled maintenance, offset by improved yield / sales mix impacts.

•          All other items decreased earnings by $340 million due to higher scheduled maintenance and unfavorable yield / sales mix impacts.

•          U.S. Downstream earnings were ($161) million, down $480 million from the prior year quarter.

•          Non‑U.S. Downstream earnings were ($95) million, down $716 million from the prior year quarter.

•          Petroleum product sales of 5.4 million barrels per day were 17,000 barrels per day lower than the prior year quarter.

	First Three Months
	2019	2018
	(millions of dollars)
Chemical earnings
United States	161	503
Non-U.S.	357	508
Total	518	1,011

Chemical earnings of $518 million in the first quarter of 2019 were $493 million lower than the first quarter of 2018.

•          Lower margins decreased earnings by $360 million.

•          Volume and mix effects increased earnings by $60 million.

•          All other items decreased earnings by $190 million, mainly due to higher growth-related expenses and unfavorable foreign exchange impacts.

•          U.S. Chemical earnings were $161 million, down $342 million from the prior year quarter.

•          Non‑U.S. Chemical earnings were $357 million, down $151 million from the prior year quarter.

•          First quarter prime product sales of 6.8 million metric tons were 104,000 metric tons higher than the prior year quarter due to growth.

	First Three Months
	2019	2018
	(millions of dollars)

Corporate and financing earnings	(788)	(798)

Corporate and financing expenses were $788 million for the first quarter of 2019, down $10 million from the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

	First Three Months
	2019	2018
	(millions of dollars)
Net cash provided by/(used in)
Operating activities	8,338	8,519
Investing activities	(5,793)	(1,859)
Financing activities	(1,044)	(5,742)
Effect of exchange rate changes	43	30
Increase/(decrease) in cash and cash equivalents	1,544	948

Cash and cash equivalents (at end of period)	4,586	4,125

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	8,338	8,519
Proceeds associated with sales of subsidiaries, property, plant & equipment,
and sales and returns of investments	107	1,441
Cash flow from operations and asset sales	8,445	9,960

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

Cash flow from operations and asset sales in the first quarter of 2019 was $8.4 billion, including asset sales of $0.1 billion, a decrease of $1.5 billion from the comparable 2018 period primarily reflecting lower asset sale proceeds.

Cash provided by operating activities totaled $8.3 billion for the first three months of 2019, $0.2 billion lower than 2018. The major source of funds was net income including noncontrolling interests of $2.4 billion, a decrease of $2.4 billion from the prior year period. The adjustment for the noncash provision of $4.6 billion for depreciation and depletion was up $0.1 billion from 2018. Changes in operational working capital contributed $2.3 billion, up $1.9 billion from the prior year period. All other items net decreased cash flows by $0.9 billion in 2019 versus a reduction of $1.1 billion in 2018. See the Condensed Consolidated Statement of Cash Flows for additional details.

Investing activities for the first three months of 2019 used net cash of $5.8 billion, an increase of $3.9 billion compared to the prior year. Spending for additions to property, plant and equipment of $5.2 billion was $1.9 billion higher than 2018. Proceeds from asset sales of $0.1 billion decreased $1.3 billion. Investments and advances increased $0.8 billion to $0.9 billion.

Net cash used by financing activities was $1.0 billion in the first three months of 2019, a decrease of $4.7 billion from 2018. The net addition to short-term debt was $3.0 billion compared to a net reduction of $1.9 billion in 2018.

During the first three months of 2019, Exxon Mobil Corporation purchased 5 million shares of its common stock for the treasury at a gross cost of $0.4 billion. These purchases were made to offset shares or units settled in shares issued in conjunction with the company’s benefit plans and programs. Shares outstanding decreased from 4,237 million at year-end to 4,231 million at the end of the first quarter of 2019. Purchases may be made both in the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed a total of $3.5 billion to shareholders in the first quarter of 2019 through dividends.

Total cash and cash equivalents of $4.6 billion at the end of the first quarter of 2019 compared to $3.0 billion at year-end 2018.

Total debt at the end of the first quarter of 2019 was $40.8 billion compared to $37.8 billion at year-end 2018. The Corporation's debt to total capital ratio was 17.1 percent at the end of the first quarter of 2019 compared to 16.0 percent at year-end 2018.

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

Litigation and other contingencies are discussed in Note 3 to the unaudited condensed consolidated financial statements.

TAXES

	First Three Months
	2019	2018
	(millions of dollars)

Income taxes	1,883	2,457
Effective income tax rate	53%	40%
Total other taxes and duties (1)	8,087	8,815
Total	9,970	11,272

(1) Includes “Other taxes and duties” plus taxes that are included in “Production and manufacturing expenses” and “Selling, general and administrative expenses.”

Total taxes were $10.0 billion for the first quarter of 2019, a decrease of $1.3 billion from 2018. Income tax expense decreased by $0.6 billion to $1.9 billion reflecting lower pre-tax income. The effective income tax rate was 53 percent compared to 40 percent in the prior year period. This increase mainly reflects a higher share of earnings in higher tax jurisdictions in the Non-U.S. Upstream segment. Total other taxes and duties decreased by $0.7 billion to $8.1 billion.

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

CAPITAL AND EXPLORATION EXPENDITURES

	First Three Months
	2019	2018
	(millions of dollars)

Upstream (including exploration expenses)	5,361	3,759
Downstream	829	614
Chemical	696	465
Other	4	29
Total	6,890	4,867

Capital and exploration expenditures in the first quarter of 2019 were $6.9 billion, up 42 percent from the first quarter of 2018. The Corporation anticipates an investment level of approximately $30 billion in 2019. Actual spending could vary depending on the progress of individual projects and property acquisitions.

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2020, ExxonMobil will adopt the Financial Accounting Standards Board’s update, Financial Instruments – Credit Losses (Topic 326), as amended. The standard requires a valuation allowance for credit losses be recognized for certain financial assets that reflects the current expected credit loss over the asset’s contractual life. The valuation allowance considers the risk of loss, even if remote, and considers past events, current conditions and expectations of the future. The Corporation is evaluating the standard and its effect on the Corporation’s financial statements.

FORWARD-LOOKING STATEMENTS

Statements related to outlooks, projections, goals, targets, descriptions of strategic plans and objectives, and other statements of future events or conditions are forward-looking statements. Actual future results, including business and project plans, capacities, costs, and timing; resource recoveries and production rates; and the impact of new technologies, including to increase capital efficiency and production and to reduce greenhouse gas emissions, could differ materially due to a number of factors. These include global or regional changes in supply and demand for oil, gas, and petrochemicals and other market conditions that impact prices and differentials; reservoir performance; the outcome of exploration projects and timely completion of development and construction projects; the impact of fiscal and commercial terms and the outcome of commercial negotiations or acquisitions; changes in law, taxes, or regulation, including environmental regulations, and timely granting of governmental permits; war and other political or security disturbances; the actions of competitors; the capture of efficiencies between business lines; unforeseen technical or operating difficulties; unexpected technological developments; the ability to bring new technologies to commercial scale on a cost-competitive basis; general economic conditions including the occurrence and duration of economic recessions; the results of research programs; and other factors discussed under the heading Factors Affecting Future Results on the Investors page of our website at www.exxonmobil.com and in Item 1A of ExxonMobil’s 2018   Form 10-K. We assume no duty to update these statements as of any future date.

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2019, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2018.

Item 4.  Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of March 31, 2019. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On March 20, 2019, the State of California Air Resources Board (CARB) informed ExxonMobil Oil Corporation (EMOC) of its intention to attempt to settle an enforcement matter involving the formerly owned Torrance Refinery in California under the California Health and Safety Code. Specifically, CARB contends that the refinery failed to timely calibrate and inspect a greenhouse gas reporting meter as required by the applicable regulations and to accurately report greenhouse gas emissions from refinery operations in 2014 and 2015 in a manner consistent with applicable regulations. The alleged violations have been corrected, but CARB is seeking penalties in excess of $100,000 to resolve the matter. EMOC is in settlement discussions with CARB, and the parties have entered into a tolling agreement to facilitate settlement discussions.

In a matter last reported in the Corporation’s Form 10-Q for first quarter of 2017, the U.S. Department of Justice (DOJ) and U.S. Environmental Protection Agency (EPA) filed a complaint and proposed consent decree on March 6, 2019, to settle a pending enforcement action with EMOC regarding alleged violations at EMOC’s Beaumont Refinery in Texas under the Clean Air Act and various sections of the EPA’s Chemical Accident Prevention Provisions. The DOJ and EPA had contended that EMOC failed to identify hazards, failed to design and maintain a safe facility, and failed to mitigate the consequences of a claimed accidental release related to a flash fire that occurred on April 17, 2013. Additionally, based on an on-site inspection in 2013, the DOJ and EPA claim that EMOC failed to include all covered processes in its risk management program and failed to inspect certain process equipment in a timely fashion. Pending approval by the U.S. District Court for the Eastern District of Texas, Beaumont Division, the parties have agreed to a civil penalty of $616,000, payment of $730,000 to a Supplemental Environmental Project, and additional corrective actions to resolve the matter.

As most recently reported in the Corporation’s Form 10-Q for the second quarter of 2014, the DOJ contacted ExxonMobil Pipeline Company (EMPCo) concerning possible civil charges under the Clean Water Act arising in connection with the July 1, 2011, discharge of crude oil into the Yellowstone River from EMPCo’s Silvertip Pipeline near Laurel, Montana. In March 2019, EMPCo reached an agreement with the DOJ on a Consent Decree to resolve the matter. The Consent Decree, once entered by the U.S. District Court in the District of Montana, will require EMPCo to pay a civil penalty to the United States in the amount of $1.05 million.

As last reported in the Corporation’s 2018 Form 10-K, on July 20, 2017, the United States Department of Treasury, Office of Foreign Assets Control (OFAC) assessed a civil penalty against Exxon Mobil Corporation, ExxonMobil Development Company and ExxonMobil Oil Corporation for violating the Ukraine-Related Sanctions Regulations, 31 C.F.R. part 589. The assessed civil penalty is in the amount of $2,000,000. ExxonMobil and its affiliates have been and continue to be in compliance with all sanctions and disagree that any violation has occurred. ExxonMobil and its affiliates filed a complaint on July 20, 2017, in the United States Federal District Court, Northern District of Texas seeking judicial review of, and to enjoin, the civil penalty under the Administrative Procedures Act and the United States Constitution, including on the basis that it represents an arbitrary and capricious action by OFAC and a violation of the Company’s due process rights.

Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended March 31, 2019

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

January 2019	1,872,444	$71.48	1,872,444
February 2019	1,729,545	$76.57	1,729,545
March 2019	1,837,011	$80.32	1,837,011
Total	5,439,000		5,439,000	(See Note 1)

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

EXXON MOBIL CORPORATION
Date: May 2, 2019	By:	/s/ DAVID S. ROSENTHAL
David S. Rosenthal
Vice President, Controller and
Principal Accounting Officer