Form 10-Q
period 2019-06-30
EXXON MOBIL CORP
filed 2019-08-07
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

(972) 940-6000

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	Trading Symbol	on Which Registered
Common Stock, without par value	XOM	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2019
Common stock, without par value	4,231,106,294

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues and other income
Sales and other operating revenue	67,491	71,456	129,137	136,892
Income from equity affiliates	1,359	1,729	3,068	3,639
Other income	241	316	511	1,181
Total revenues and other income	69,091	73,501	132,716	141,712
Costs and other deductions
Crude oil and product purchases	38,942	41,327	73,743	77,615
Production and manufacturing expenses	9,522	8,918	18,492	17,409
Selling, general and administrative expenses	2,827	2,993	5,597	5,740
Depreciation and depletion	4,631	4,589	9,202	9,059
Exploration expenses, including dry holes	333	332	613	619
Non-service pension and postretirement benefit expense	313	308	671	645
Interest expense	216	147	397	351
Other taxes and duties	7,675	8,375	15,080	16,522
Total costs and other deductions	64,459	66,989	123,795	127,960
Income before income taxes	4,632	6,512	8,921	13,752
Income taxes	1,241	2,526	3,124	4,983
Net income including noncontrolling interests	3,391	3,986	5,797	8,769
Net income attributable to noncontrolling interests	261	36	317	169
Net income attributable to ExxonMobil	3,130	3,950	5,480	8,600

Earnings per common share (dollars)	0.73	0.92	1.28	2.01

Earnings per common share - assuming dilution (dollars)	0.73	0.92	1.28	2.01

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net income including noncontrolling interests	3,391	3,986	5,797	8,769
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	600	(2,040)	1,349	(2,844)
Adjustment for foreign exchange translation (gain)/loss
included in net income	-	18	-	186
Postretirement benefits reserves adjustment
(excluding amortization)	(34)	43	(60)	(391)
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	141	229	326	466
Total other comprehensive income	707	(1,750)	1,615	(2,583)
Comprehensive income including noncontrolling interests	4,098	2,236	7,412	6,186
Comprehensive income attributable to
noncontrolling interests	391	(97)	573	(106)
Comprehensive income attributable to ExxonMobil	3,707	2,333	6,839	6,292

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)

	June 30,	Dec. 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	4,213	3,042
Notes and accounts receivable – net	27,132	24,701
Inventories
Crude oil, products and merchandise	14,379	14,803
Materials and supplies	4,456	4,155
Other current assets	1,563	1,272
Total current assets	51,743	47,973
Investments, advances and long-term receivables	42,533	40,790
Property, plant and equipment – net	250,853	247,101
Other assets, including intangibles – net	15,600	10,332
Total assets	360,729	346,196

Liabilities
Current liabilities
Notes and loans payable	26,195	17,258
Accounts payable and accrued liabilities	41,480	37,268
Income taxes payable	2,612	2,612
Total current liabilities	70,287	57,138
Long-term debt	19,001	20,538
Postretirement benefits reserves	19,822	20,272
Deferred income tax liabilities	26,846	27,244
Long-term obligations to equity companies	4,181	4,382
Other long-term obligations	22,127	18,094
Total liabilities	162,264	147,668

Commitments and contingencies (Note 3)	-	-

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	15,639	15,258
Earnings reinvested	419,913	421,653
Accumulated other comprehensive income	(18,205)	(19,564)
Common stock held in treasury
(3,788 million shares at June 30, 2019 and
3,782 million shares at December 31, 2018)	(225,970)	(225,553)
ExxonMobil share of equity	191,377	191,794
Noncontrolling interests	7,088	6,734
Total equity	198,465	198,528
Total liabilities and equity	360,729	346,196

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities
Net income including noncontrolling interests	5,797	8,769
Depreciation and depletion	9,202	9,059
Changes in operational working capital, excluding cash and debt	1,014	(982)
All other items – net	(1,728)	(547)
Net cash provided by operating activities	14,285	16,299

Cash flows from investing activities
Additions to property, plant and equipment	(11,372)	(8,276)
Proceeds associated with sales of subsidiaries, property, plant and
equipment, and sales and returns of investments	140	1,748
Additional investments and advances	(1,730)	(704)
Other investing activities including collection of advances	292	277
Net cash used in investing activities	(12,670)	(6,955)

Cash flows from financing activities
Additions to long-term debt	43	-
Reductions in short-term debt	(3,805)	(4,256)
Additions/(reductions) in commercial paper, and debt with three
months or less maturity (1)	11,126	2,902
Cash dividends to ExxonMobil shareholders	(7,220)	(6,793)
Cash dividends to noncontrolling interests	(100)	(135)
Changes in noncontrolling interests	(119)	(275)
Common stock acquired	(421)	(429)
Net cash used in financing activities	(496)	(8,986)
Effects of exchange rate changes on cash	52	(105)
Increase/(decrease) in cash and cash equivalents	1,171	253
Cash and cash equivalents at beginning of period	3,042	3,177
Cash and cash equivalents at end of period	4,213	3,430

Supplemental Disclosures
Income taxes paid	3,884	4,426
Cash interest paid
Included in cash flows from operating activities	277	144
Capitalized, included in cash flows from investing activities	355	333
Total cash interest paid	632	477

(1) Includes a net addition of commercial paper with a maturity of over three months of $6.5 billion in 2019 and $0.9 billion in 2018. The gross amount of commercial paper with a maturity of over three months issued was $12.3 billion in 2019 and $2.2 billion in 2018, while the gross amount repaid was $5.8 billion in 2019 and $1.3 billion in 2018.

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)

	ExxonMobil Share of Equity
			Accumulated
			Other	Common
			Compre-	Stock	ExxonMobil	Non-
	Common	Earnings	hensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity

Balance as of March 31, 2018	14,888	415,970	(16,992)	(225,671)	188,195	6,716	194,911
Amortization of stock-based awards	199	-	-	-	199	-	199
Other	(1)	-	-	-	(1)	(7)	(8)
Net income for the period	-	3,950	-	-	3,950	36	3,986
Dividends - common shares	-	(3,502)	-	-	(3,502)	(92)	(3,594)
Other comprehensive income	-	-	(1,617)	-	(1,617)	(133)	(1,750)
Acquisitions, at cost	-	-	-	(2)	(2)	(209)	(211)
Balance as of June 30, 2018	15,086	416,418	(18,609)	(225,673)	187,222	6,311	193,533

Balance as of March 31, 2019	15,476	420,498	(18,782)	(225,970)	191,222	6,799	198,021
Amortization of stock-based awards	166	-	-	-	166	-	166
Other	(3)	-	-	-	(3)	-	(3)
Net income for the period	-	3,130	-	-	3,130	261	3,391
Dividends - common shares	-	(3,715)	-	-	(3,715)	(57)	(3,772)
Other comprehensive income	-	-	577	-	577	130	707
Acquisitions, at cost	-	-	-	-	-	(83)	(83)
Dispositions	-	-	-	-	-	38	38
Balance as of June 30, 2019	15,639	419,913	(18,205)	(225,970)	191,377	7,088	198,465

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
		Held in				Held in
Common Stock Share Activity	Issued	Treasury	Outstanding		Issued	Treasury	Outstanding
	(millions of shares)				(millions of shares)

Balance as of March 31	8,019	(3,788)	4,231		8,019	(3,785)	4,234
Acquisitions	-	-	-		-	-	-
Dispositions	-	-	-		-	-	-
Balance as of June 30	8,019	(3,788)	4,231		8,019	(3,785)	4,234

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)

	ExxonMobil Share of Equity
			Accumulated
			Other	Common
			Compre-	Stock	ExxonMobil	Non-
	Common	Earnings	hensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity

Balance as of December 31, 2017	14,656	414,540	(16,262)	(225,246)	187,688	6,812	194,500
Amortization of stock-based awards	436	-	-	-	436	-	436
Other	(6)	-	-	-	(6)	(7)	(13)
Net income for the period	-	8,600	-	-	8,600	169	8,769
Dividends - common shares	-	(6,793)	-	-	(6,793)	(135)	(6,928)
Cumulative effect of accounting
change	-	71	(39)	-	32	15	47
Other comprehensive income	-	-	(2,308)	-	(2,308)	(275)	(2,583)
Acquisitions, at cost	-	-	-	(429)	(429)	(268)	(697)
Dispositions	-	-	-	2	2	-	2
Balance as of June 30, 2018	15,086	416,418	(18,609)	(225,673)	187,222	6,311	193,533

Balance as of December 31, 2018	15,258	421,653	(19,564)	(225,553)	191,794	6,734	198,528
Amortization of stock-based awards	389	-	-	-	389	-	389
Other	(8)	-	-	-	(8)	-	(8)
Net income for the period	-	5,480	-	-	5,480	317	5,797
Dividends - common shares	-	(7,220)	-	-	(7,220)	(100)	(7,320)
Other comprehensive income	-	-	1,359	-	1,359	256	1,615
Acquisitions, at cost	-	-	-	(421)	(421)	(166)	(587)
Dispositions	-	-	-	4	4	47	51
Balance as of June 30, 2019	15,639	419,913	(18,205)	(225,970)	191,377	7,088	198,465

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
		Held in				Held in
Common Stock Share Activity	Issued	Treasury	Outstanding		Issued	Treasury	Outstanding
	(millions of shares)				(millions of shares)

Balance as of December 31	8,019	(3,782)	4,237		8,019	(3,780)	4,239
Acquisitions	-	(6)	(6)		-	(5)	(5)
Dispositions	-	-	-		-	-	-
Balance as of June 30	8,019	(3,788)	4,231		8,019	(3,785)	4,234

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Basis of Financial Statement Preparation

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

2.Accounting Changes

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

3.Litigation and Other Contingencies

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

Other Contingencies

The Corporation and certain of its consolidated subsidiaries were contingently liable at June 30, 2019, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

		As of June 30, 2019
		Equity	Other
		Company	Third Party
		Obligations (1)	Obligations	Total
		(millions of dollars)
Guarantees
	Debt-related	641	83	724
	Other	855	4,674	5,529
	Total	1,496	4,757	6,253

(1)	ExxonMobil share

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

4.Other Comprehensive Income Information

	Cumulative	Post-
	Foreign	retirement
	Exchange	Benefits
ExxonMobil Share of Accumulated Other	Translation	Reserves
Comprehensive Income	Adjustment	Adjustment	Total
	(millions of dollars)

Balance as of December 31, 2017	(9,482)	(6,780)	(16,262)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(2,573)	(409)	(2,982)
Amounts reclassified from accumulated other
comprehensive income	186	449	635
Total change in accumulated other comprehensive income	(2,387)	40	(2,347)
Balance as of June 30, 2018	(11,869)	(6,740)	(18,609)

Balance as of December 31, 2018	(13,881)	(5,683)	(19,564)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	1,096	(49)	1,047
Amounts reclassified from accumulated other
comprehensive income	-	312	312
Total change in accumulated other comprehensive income	1,096	263	1,359
Balance as of June 30, 2019	(12,785)	(5,420)	(18,205)

	Three Months Ended		Six Months Ended
Amounts Reclassified Out of Accumulated Other	June 30,		June 30,
Comprehensive Income - Before-tax Income/(Expense)	2019	2018	2019	2018
	(millions of dollars)

Foreign exchange translation gain/(loss) included in net income
(Statement of Income line: Other income)	-	(18)	-	(186)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs
(Statement of Income Line: Non-service pension and
postretirement benefit expense)	(191)	(290)	(428)	(610)

	Three Months Ended		Six Months Ended
Income Tax (Expense)/Credit For	June 30,		June 30,
Components of Other Comprehensive Income	2019	2018	2019	2018
	(millions of dollars)

Foreign exchange translation adjustment	-	5	-	5
Postretirement benefits reserves adjustment
(excluding amortization)	10	(58)	20	66
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	(50)	(61)	(102)	(144)
Total	(40)	(114)	(82)	(73)

5.Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Earnings per common share
Net income attributable to ExxonMobil (millions of dollars)	3,130	3,950	5,480	8,600

Weighted average number of common shares
outstanding (millions of shares)	4,271	4,271	4,270	4,270

Earnings per common share (dollars) (1)	0.73	0.92	1.28	2.01

Dividends paid per common share (dollars)	0.87	0.82	1.69	1.59

(1) The calculation of earnings per common share and earnings per common share – assuming dilution are the same in each period shown.

6.Pension and Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(millions of dollars)
Components of net benefit cost
Pension Benefits - U.S.
Service cost	180	204	355	413
Interest cost	189	181	382	361
Expected return on plan assets	(142)	(181)	(284)	(363)
Amortization of actuarial loss/(gain) and prior
service cost	79	92	156	183
Net pension enhancement and
curtailment/settlement cost	53	63	107	126
Net benefit cost	359	359	716	720

Pension Benefits - Non-U.S.
Service cost	138	154	277	312
Interest cost	192	186	384	386
Expected return on plan assets	(192)	(237)	(389)	(489)
Amortization of actuarial loss/(gain) and prior
service cost	55	113	158	231
Net pension enhancement and
curtailment/settlement cost	-	-	-	33
Net benefit cost	193	216	430	473

Other Postretirement Benefits
Service cost	33	35	66	71
Interest cost	79	76	158	151
Expected return on plan assets	(4)	(6)	(8)	(12)
Amortization of actuarial loss/(gain) and prior
service cost	4	21	7	38
Net benefit cost	112	126	223	248

7.Financial Instruments and Derivatives

Financial Instruments. The estimated fair value of financial instruments at June 30, 2019 and December 31, 2018, and the related hierarchy level for the fair value measurement is as follows:

	At June 30, 2019
	(millions of dollars)

	Fair Value
							Difference
				Total Gross	Effect of	Effect of	in Carrying	Net
				Assets	Counterparty	Collateral	Value and	Carrying
	Level 1	Level 2	Level 3	& Liabilities	Netting	Netting	Fair Value	Value
Assets
Derivative assets (1)	449	39	-	488	(415)	(34)	-	39
Advances to/receivables
from equity companies (2)(7)	-	2,191	6,313	8,504	-	-	151	8,655
Other long-term
financial assets (3)	1,000	-	810	1,810	-	-	86	1,896

Liabilities
Derivative liabilities (4)	432	26	-	458	(415)	(17)	-	26
Long-term debt (5)	18,446	137	4	18,587	-	-	(885)	17,702
Long-term obligations
to equity companies (7)	-	-	4,209	4,209	-	-	(28)	4,181
Other long-term
financial liabilities (6)	-	-	1,030	1,030	-	-	7	1,037

		At December 31, 2018
		(millions of dollars)

		Fair Value
								Difference
					Total Gross	Effect of	Effect of	in Carrying	Net
					Assets	Counterparty	Collateral	Value and	Carrying
		Level 1	Level 2	Level 3	& Liabilities	Netting	Netting	Fair Value	Value
Assets
	Derivative assets (1)	297	-	-	297	(151)	(146)	-	-
	Advances to/receivables
	from equity companies (2)(7)	-	2,100	6,293	8,393	-	-	215	8,608
	Other long-term
	financial assets (3)	848	-	974	1,822	-	-	112	1,934

Liabilities
	Derivative liabilities (4)	151	-	-	151	(151)	-	-	-
	Long-term debt (5)	19,029	117	4	19,150	-	-	85	19,235
	Long-term obligations
	to equity companies (7)	-	-	4,330	4,330	-	-	52	4,382
	Other long-term
	financial liabilities (6)	-	-	1,046	1,046	-	-	(3)	1,043

(1)	Included in the Balance Sheet lines: Notes and accounts receivable, less estimated doubtful amounts and Other assets, including intangibles, net
(2)	Included in the Balance Sheet line: Investments, advances and long-term receivables
(3)	Included in the Balance Sheet lines: Investments, advances and long-term receivables and Other assets, including intangibles, net
(4)	Included in the Balance Sheet lines: Accounts payable and accrued liabilities and Other long-term obligations
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

Derivative Instruments. The Corporation’s size, strong capital structure, geographic diversity and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and for trading purposes. Commodity contracts held for trading purposes are presented in the Consolidated Statement of Income on a net basis in the line “Sales and other operating revenue.” The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of June 30, 2019 and December 31, 2018, or results of operations for the periods ended June 30, 2019 and 2018.

Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity.

At June 30, 2019, the net notional long/(short) position of derivative instruments was (20) million barrels for crude oil, (44) million barrels for products, and (140) million MMBtus of natural gas. At December 31, 2018, the net notional long/(short) position of derivative instruments was (19) million barrels for crude oil and (9) million barrels for products.

Realized and unrealized gains/(losses) on derivative instruments that were recognized in the Consolidated Statement of Income are included in the following lines on a before-tax basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(millions of dollars)

Sales and other operating revenue	33	(11)	(242)	(3)
Crude oil and product purchases	33	(193)	15	(274)
Total	66	(204)	(227)	(277)

8.Disclosures about Segments and Related Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Earnings After Income Tax	(millions of dollars)
Upstream
United States	335	439	431	868
Non-U.S.	2,926	2,601	5,706	5,669
Downstream
United States	310	695	149	1,014
Non-U.S.	141	29	46	650
Chemical
United States	(6)	453	155	956
Non-U.S.	194	437	551	945
Corporate and financing	(770)	(704)	(1,558)	(1,502)
Corporate total	3,130	3,950	5,480	8,600

Sales and Other Operating Revenue
Upstream
United States	2,594	2,548	5,287	4,909
Non-U.S.	3,709	3,587	7,513	7,215
Downstream
United States	18,721	19,658	34,363	36,653
Non-U.S.	35,306	37,406	67,603	71,778
Chemical
United States	2,504	3,019	5,009	6,008
Non-U.S.	4,647	5,226	9,342	10,304
Corporate and financing	10	12	20	25
Corporate total	67,491	71,456	129,137	136,892

Intersegment Revenue
Upstream
United States	2,641	2,071	4,952	4,133
Non-U.S.	8,376	7,381	15,505	14,252
Downstream
United States	6,742	5,749	11,503	10,693
Non-U.S.	6,568	7,611	12,737	14,700
Chemical
United States	2,569	2,350	4,458	4,544
Non-U.S.	1,583	1,973	3,130	3,816
Corporate and financing	55	50	108	99

Geographic
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Sales and Other Operating Revenue	2019	2018	2019	2018
	(millions of dollars)

United States	23,819	25,225	44,659	47,570
Non-U.S.	43,672	46,231	84,478	89,322
Total	67,491	71,456	129,137	136,892

Significant Non-U.S. revenue sources include: (1)
Canada	5,346	6,163	10,196	11,538
United Kingdom	4,781	4,771	9,202	9,443
Belgium	3,245	4,090	6,773	8,067
France	3,258	3,572	6,332	6,817
Singapore	3,135	3,458	6,255	6,885
Italy	2,494	3,214	5,139	6,368
Germany	2,019	2,435	3,916	4,666

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

	Operating Leases
	Drilling Rigs
	and Related			Finance
	Equipment	Other	Total	Leases
	(millions of dollars)

Lease Cost	Three Months Ended June 30, 2019
Operating lease cost	57	313	370
Short-term and other (net of sublease rental income)	258	357	615

Amortization of right of use assets				31
Interest on lease liabilities				36
Total	315	670	985	67

Lease Cost	Six Months Ended June 30, 2019
Operating lease cost	97	568	665
Short-term and other (net of sublease rental income)	453	630	1,083

Amortization of right of use assets				62
Interest on lease liabilities				67
Total	550	1,198	1,748	129

	Operating Leases
	Drilling Rigs
	and Related			Finance
	Equipment	Other	Total	Leases
	(millions of dollars)

Balance Sheet	June 30, 2019
Right of use assets
Included in Other assets, including intangibles - net	616	5,649	6,265
Included in Property, plant and equipment - net				1,536
Total right of use assets	616	5,649	6,265	1,536

Lease liability due within one year
Included in Accounts payable and accrued liabilities	221	903	1,124	32
Included in Notes and loans payable				172
Long-term lease liability
Included in Other long-term obligations	387	3,789	4,176
Included in Long-term debt				1,299
Included in Long-term obligations to equity companies				140
Total lease liability	608	4,692	5,300	1,643

Maturity Analysis of Lease Liabilities	June 30, 2019
2019 remaining months	117	554	671	234
2020	211	914	1,125	206
2021	120	698	818	183
2022	61	500	561	175
2023	41	448	489	174
2024	30	404	434	173
2025 and beyond	69	1,877	1,946	2,431
Total lease payments	649	5,395	6,044	3,576
Discount to present value	(41)	(703)	(744)	(1,933)
Total lease liability	608	4,692	5,300	1,643

Weighted average remaining lease term - years	4	9	8	25
Weighted average discount rate - percent	3.0%	3.2%	3.2%	9.8%

In addition to the lease liabilities in the table immediately above, at June 30, 2019, undiscounted commitments for leases not yet commenced totaled $0.8 billion for operating leases and $3.4 billion for finance leases. The finance leases relate to floating production storage and offloading vessels and a long-term hydrogen purchase agreement. The underlying assets for these finance leases were primarily designed by, and are being constructed by, the lessors.

	Operating Leases
	Drilling Rigs
	and Related			Finance
	Equipment	Other	Total	Leases
	(millions of dollars)

Other Information	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Cash flows from operating activities		504	504	27
Cash flows from investing activities	110		110
Cash flows from financing activities				32

Noncash right of use assets recorded for lease liabilities
For January 1 adoption of Topic 842	445	2,818	3,263
In exchange for new lease liabilities during the period	257	2,305	2,562

At December 31, 2018, the Corporation and its consolidated subsidiaries held noncancelable operating leases and charters covering drilling equipment, tankers and other assets with minimum undiscounted lease commitments totaling $6,112 million as indicated in the table. Estimated related sublease rental income from noncancelable subleases totals $22 million.

	Lease Payments
	Under Minimum Commitments
	As of December 31, 2018
	Drilling Rigs
	and Related
	Equipment	Other	Total
	(millions of dollars)

2019	222	934	1,156
2020	166	819	985
2021	107	658	765
2022	43	506	549
2023	32	422	454
2024 and beyond	53	2,150	2,203
Total	623	5,489	6,112

Net rental cost under both cancelable and noncancelable operating leases incurred during 2018, 2017 and 2016 were as follows:

	For full year
	2018	2017	2016
	(millions of dollars)

Rental cost
Drilling rigs and related equipment	723	792	1,274
Other (net of sublease rental income)	1,992	1,826	1,817
Total	2,715	2,618	3,091

EXXON MOBIL CORPORATION

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Second Quarter		First Six Months
Earnings (U.S. GAAP)	2019	2018	2019	2018
	(millions of dollars)
Upstream
United States	335	439	431	868
Non-U.S.	2,926	2,601	5,706	5,669
Downstream
United States	310	695	149	1,014
Non-U.S.	141	29	46	650
Chemical
United States	(6)	453	155	956
Non-U.S.	194	437	551	945
Corporate and financing	(770)	(704)	(1,558)	(1,502)
Net income attributable to ExxonMobil (U.S. GAAP)	3,130	3,950	5,480	8,600

Earnings per common share (dollars)	0.73	0.92	1.28	2.01

Earnings per common share - assuming dilution (dollars)	0.73	0.92	1.28	2.01

References in this discussion to Corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the consolidated income statement. Unless otherwise indicated, references to earnings, Upstream, Downstream, Chemical and Corporate and financing segment earnings, and earnings per share are ExxonMobil's share after excluding amounts attributable to noncontrolling interests.

REVIEW OF SECOND QUARTER 2019 RESULTS

ExxonMobil’s second quarter 2019 earnings were $3.1 billion, or $0.73 per diluted share, compared with $4.0 billion a year earlier. The decrease in earnings was primarily the result of lower Upstream realizations, weaker Downstream and Chemical margins, higher scheduled maintenance activity, and increased expenses. These impacts were partly offset by volume growth and favorable one-time items.

Earnings of $5.5 billion for the first six months of 2019 were down 36 percent from $8.6 billion in 2018.

Earnings per share assuming dilution were $1.28.

Capital and exploration expenditures were $15.0 billion, up 30 percent from 2018.

Oil-equivalent production was 3.9 million barrels per day, up 5 percent from the prior year. Excluding entitlement effects and divestments, oil-equivalent production was also up 5 percent.

The Corporation distributed $7.2 billion in dividends to shareholders.

	Second Quarter		First Six Months
	2019	2018	2019	2018
	(millions of dollars)
Upstream earnings
United States	335	439	431	868
Non-U.S.	2,926	2,601	5,706	5,669
Total	3,261	3,040	6,137	6,537

Upstream earnings were $3,261 million in the second quarter of 2019, up $221 million from the second quarter of 2018.

•	Lower realizations reduced earnings by $730 million.
•	Higher volume and mix effects increased earnings by $720 million due to higher liquids volumes of $590 million and increased gas volumes of $130 million.
•	All other items increased earnings by $230 million due to a favorable one-time tax item of $487 million, partly offset by higher expenses.
•	U.S. Upstream earnings were $335 million, down $104 million from the prior year quarter.
•	Non-U.S. Upstream earnings were $2,926 million, up $325 million from the prior year quarter.
•	On an oil-equivalent basis, production increased 7 percent from the second quarter of 2018.
•	Liquids production totaled 2.4 million barrels per day, up 177,000 barrels per day as growth and lower downtime were partly offset by decline.
•	Natural gas production was 9.1 billion cubic feet per day, up 507 million cubic feet per day driven by growth and higher demand, partly offset by decline.

Upstream earnings were $6,137 million in the first six months of 2019, down $400 million from the first six months of 2018.

•	Realizations reduced earnings by $760 million, mainly due to lower liquids realizations.
•	Higher volume and mix effects increased earnings by $790 million mainly due to higher liquids volumes.
•	All other items decreased earnings by $430 million as higher expenses and the absence of asset management gains were partly offset by a favorable one-time tax item.
•	U.S. Upstream earnings were $431 million, down $437 million from the prior year.
•	Non-U.S. Upstream earnings were $5,706 million, up $37 million from the prior year.
•	On an oil-equivalent basis, production increased 5 percent from the first six months of 2018.
•	Liquids production totaled 2.4 million barrels per day, up 144,000 barrels per day due to growth and lower downtime, partly offset by decline.
•	Natural gas production was 9.5 billion cubic feet per day, up 199 million cubic feet per day, as growth and lower downtime were partly offset by decline.

	Second Quarter	First Six Months
Upstream additional information	(thousands of barrels daily)
Volumes reconciliation (Oil-equivalent production)(1)
2018	3,647	3,768
Entitlements - Net Interest	-	-
Entitlements - Price / Spend / Other	20	14
Quotas	-	-
Divestments	(9)	(17)
Growth / Other	251	180
2019	3,909	3,945

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

	Second Quarter		First Six Months
	2019	2018	2019	2018
	(millions of dollars)
Downstream earnings
United States	310	695	149	1,014
Non-U.S.	141	29	46	650
Total	451	724	195	1,664

Downstream earnings were $451 million in the second quarter of 2019, down $273 million from the second quarter of 2018.

•	Margins reduced earnings by $240 million, mainly due to lower Non-U.S. margins.
•	Lower volume and mix effects decreased earnings by $60 million.
•	All other items increased earnings by $30 million as favorable foreign exchange effects were partly offset by higher expenses.
•	U.S. Downstream earnings were $310 million, down $385 million from the prior year quarter.
•	Non-U.S. Downstream earnings were $141 million, up $112 million from the prior year quarter.
•	Petroleum product sales of 5.4 million barrels per day were 94,000 barrels per day lower than the prior year quarter.

Downstream earnings were $195 million in the first six months of 2019, down $1,469 million from the first six months of 2018.

•	Margins reduced earnings by $1,100 million, reflecting lower U.S. and Non-U.S. margins.
•	Lower volume and mix effects decreased earnings by $70 million.
•	All other items reduced earnings by $300 million as higher expenses were partly offset by favorable foreign exchange effects.
•	U.S. Downstream earnings were $149 million, down $865 million from the prior year.
•	Non-U.S. Downstream earnings were $46 million, down $604 million from the prior year.
•	Petroleum product sales of 5.4 million barrels per day were 55,000 barrels per day lower than the prior year.

	Second Quarter		First Six Months
	2019	2018	2019	2018
	(millions of dollars)
Chemical earnings
United States	(6)	453	155	956
Non-U.S.	194	437	551	945
Total	188	890	706	1,901

Chemical earnings were $188 million in the second quarter of 2019, down $702 million from the second quarter of 2018.

•	Weaker margins reduced earnings by $440 million.
•	Volume and mix effects increased earnings by $10 million.
•	All other items decreased earnings by $270 million mainly due to higher expenses.
•	U.S. Chemical earnings were ($6) million, down $459 million from the prior year quarter.
•	Non-U.S. Chemical earnings were $194 million, down $243 million from the prior year quarter.
•	Second quarter prime product sales of 6.7 million metric tons were 153,000 metric tons lower than the prior year quarter.

Chemical earnings were $706 million in the first six months of 2019, down $1,195 million from the first six months of 2018.

•	Weaker margins reduced earnings by $810 million.
•	Volume and mix effects increased earnings by $90 million.
•	All other items decreased earnings by $480 million due to higher expenses and unfavorable foreign exchange effects.
•	U.S. Chemical earnings were $155 million, down $801 million from the prior year.
•	Non-U.S. Chemical earnings were $551 million, down $394 million from the prior year.
•	Prime product sales of 13.5 million metric tons in the first six months of 2019 were 49,000 metric tons lower than the first six months of the prior year.

	Second Quarter		First Six Months
	2019	2018	2019	2018
	(millions of dollars)

Corporate and financing earnings	(770)	(704)	(1,558)	(1,502)

Corporate and financing expenses were $770 million for the second quarter of 2019, up $66 million from the second quarter of 2018.

Corporate and financing expenses were $1,558 million for the first six months of 2019, up $56 million from the first six months of 2018.

LIQUIDITY AND CAPITAL RESOURCES

	Second Quarter		First Six Months
	2019	2018	2019	2018
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			14,285	16,299
Investing activities			(12,670)	(6,955)
Financing activities			(496)	(8,986)
Effect of exchange rate changes			52	(105)
Increase/(decrease) in cash and cash equivalents			1,171	253

Cash and cash equivalents (at end of period)			4,213	3,430

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	5,947	7,780	14,285	16,299
Proceeds associated with sales of subsidiaries, property,
plant & equipment, and sales and returns of investments	33	307	140	1,748
Cash flow from operations and asset sales	5,980	8,087	14,425	18,047

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

Cash flow from operations and asset sales in the second quarter of 2019 was $6.0 billion, including asset sales of $33 million, a decrease of $2.1 billion from the comparable 2018 period primarily reflecting lower earnings and asset sale proceeds.

Cash provided by operating activities totaled $14.3 billion for the first six months of 2019, $2.0 billion lower than 2018. The major source of funds was net income including noncontrolling interests of $5.8 billion, a decrease of $3.0 billion from the prior year period. The adjustment for the noncash provision of $9.2 billion for depreciation and depletion was up $0.1 billion from 2018. Changes in operational working capital contributed $1.0 billion, compared to a decrease of $1.0 billion in the prior year period. All other items net decreased cash flows by $1.7 billion in 2019 versus a reduction of $0.5 billion in 2018. See the Condensed Consolidated Statement of Cash Flows for additional details.

Investing activities for the first six months of 2019 used net cash of $12.7 billion, an increase of $5.7 billion compared to the prior year. Spending for additions to property, plant and equipment of $11.4 billion was $3.1 billion higher than 2018. Proceeds from asset sales of $0.1 billion decreased $1.6 billion. Investments and advances increased $1.0 billion to $1.7 billion.

Cash flow from operations and asset sales in the first six months of 2019 was $14.4 billion, including asset sales of $0.1 billion, a decrease of $3.6 billion from the comparable 2018 period primarily reflecting lower earnings and asset sale proceeds.

Net cash used by financing activities was $0.5 billion in the first six months of 2019, a decrease of $8.5 billion from 2018. The net addition to short-term debt was $7.3 billion compared to a net reduction of $1.4 billion in 2018.

During the first six months of 2019, Exxon Mobil Corporation purchased 5 million shares of its common stock for the treasury at a gross cost of $0.4 billion. These purchases were made to offset shares or units settled in shares issued in conjunction with the company’s benefit plans and programs. Shares outstanding decreased from 4,237 million at year-end to 4,231 million at the end of the second quarter of 2019. Purchases may be made both in the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed a total of $7.2 billion to shareholders in the first six months of 2019 through dividends.

Total cash and cash equivalents of $4.2 billion at the end of the second quarter of 2019 compared to $3.0 billion at year-end 2018.

Total debt at the end of the second quarter of 2019 was $45.2 billion compared to $37.8 billion at year-end 2018. The Corporation's debt to total capital ratio was 18.5 percent at the end of the second quarter of 2019 compared to 16.0 percent at year-end 2018.

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

Litigation and other contingencies are discussed in Note 3 to the unaudited condensed consolidated financial statements.

TAXES

	Second Quarter		First Six Months
	2019	2018	2019	2018
	(millions of dollars)

Income taxes	1,241	2,526	3,124	4,983
Effective income tax rate	34%	44%	44%	42%
Total other taxes and duties (1)	8,366	9,003	16,453	17,818
Total	9,607	11,529	19,577	22,801

(1) Includes “Other taxes and duties” plus taxes that are included in “Production and manufacturing expenses” and “Selling, general and administrative expenses.”

Total taxes were $9.6 billion for the second quarter of 2019, a decrease of $1.9 billion from 2018. Income tax expense decreased by $1.3 billion to $1.2 billion reflecting lower pre-tax income. The effective income tax rate was 34 percent compared to 44 percent in the prior year period due to favorable one-time tax items. Total other taxes and duties decreased by $0.6 billion to $8.4 billion.

Total taxes were $19.6 billion for the first six months of 2019, a decrease of $3.2 billion from 2018. Income tax expense decreased by $1.9 billion to $3.1 billion reflecting lower pre-tax income. The effective income tax rate was 44 percent compared to 42 percent in the prior year period due to a higher share of earnings in higher tax jurisdictions. Total other taxes and duties decreased by $1.4 billion to $16.5 billion.

In the United States, the Corporation has various ongoing U.S. federal income tax positions at issue with the Internal Revenue Service (IRS) for tax years beginning in 2006. The IRS has asserted penalties associated with several of those positions. The Corporation has not recognized the penalties as an expense because the Corporation does not expect the penalties to be sustained under applicable law. The Corporation has filed a refund suit for tax years 2006-2009 in a U.S. federal district court with respect to the positions at issue for those years. The trial for those tax issues was completed at the end of June and the Corporation is awaiting a decision. Unfavorable resolution of all positions at issue with the IRS would not have a materially adverse effect on the Corporation’s net income or liquidity.

CAPITAL AND EXPLORATION EXPENDITURES

	Second Quarter		First Six Months
	2019	2018	2019	2018
	(millions of dollars)

Upstream (including exploration expenses)	6,242	4,855	11,603	8,614
Downstream	1,113	1,230	1,942	1,844
Chemical	718	533	1,414	998
Other	6	9	10	38
Total	8,079	6,627	14,969	11,494

Capital and exploration expenditures in the second quarter of 2019 were $8.1 billion, up 22 percent from the second quarter of 2018.

Capital and exploration expenditures in the first six months of 2019 were $15.0 billion, up 30 percent from the first six months of 2018 due primarily to growth in the U.S. Permian Basin. The Corporation anticipates an investment level of approximately $30 billion in 2019. Actual spending could vary depending on the progress of individual projects and property acquisitions.

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

FORWARD-LOOKING STATEMENTS

Statements related to outlooks, projections, goals, targets, descriptions of strategic plans and objectives, and other statements of future events or conditions are forward-looking statements. Actual future results, including business and project plans, capacities, costs, and timing; resource recoveries and production rates; and the impact of new technologies, including to increase capital efficiency and production and to reduce greenhouse gas emissions, could differ materially due to a number of factors. These include global or regional changes in supply and demand for oil, gas, and petrochemicals and other market conditions that impact prices and differentials; reservoir performance; the outcome of exploration projects and timely completion of development and construction projects; the impact of fiscal and commercial terms and the outcome of commercial negotiations or acquisitions; changes in law, taxes, or regulation including environmental regulations, and timely granting of governmental permits; war, shipping blockades or harassment, and other political or security disturbances; the actions of competitors; the capture of efficiencies between business lines; unforeseen technical or operating difficulties; unexpected technological developments; the ability to bring new technologies to commercial scale on a cost-competitive basis, including large-scale hydraulic fracturing projects; general economic conditions including the occurrence and duration of economic recessions; the results of research programs; and other factors discussed under the heading Factors Affecting Future Results on the Investors page of our website at www.exxonmobil.com and in Item 1A of ExxonMobil’s 2018 Form 10-K. We assume no duty to update these statements as of any future date.

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the six months ended June 30, 2019, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2018.

Item 4. Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of June 30, 2019. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As reported in the Corporation’s Form 10-Q for the first quarter of 2018, on January 25, 2018, ExxonMobil Oil Corporation (EMOC) received a letter setting forth a potential settlement of a previously issued notice of violation from the South Coast Air Quality Management District (SCAQMD) regarding EMOC’s formerly owned Torrance Refinery in California. The SCAQMD contended that the refinery failed to adequately identify and meet the requirements concerning pumps, sumps and other equipment subject to SCAQMD leak detection, repair and reporting requirements over an extended period of time prior to EMOC’s sale of the refinery, in violation of SCAQMD rules and the California Health and Safety Code provisions dealing with air quality. On May 6, 2019, SCAQMD and EMOC agreed on a penalty of $165,000 to resolve the matter, and EMOC has paid the penalty.

As reported in the Corporation’s Form 10-Q for the first quarter of 2019, on March 20, 2019, the State of California Air Resources Board (CARB) informed EMOC of its intention to attempt to settle an enforcement matter involving the formerly owned Torrance Refinery in California under the California Health and Safety Code. Specifically, CARB contended that the refinery failed to timely calibrate and inspect a greenhouse gas reporting meter as required by the applicable regulations and to accurately report greenhouse gas emissions from refinery operations in 2014 and 2015 in a manner consistent with applicable regulations. The alleged violations have been corrected. On or about June 7, 2019, CARB and EMOC agreed on a penalty of $493,500 to resolve the matter. The settlement agreement has been executed by EMOC, and the company is awaiting execution by CARB.

In a matter last reported in the Corporation’s Form 10-Q for first quarter of 2019, the U.S. Department of Justice (DOJ) and U.S. Environmental Protection Agency (EPA) filed a complaint and proposed consent decree on March 6, 2019, to settle a pending enforcement action with EMOC regarding alleged violations at EMOC’s Beaumont Refinery in Texas under the Clean Air Act and various sections of the EPA’s Chemical Accident Prevention Provisions. The DOJ and EPA had contended that EMOC failed to identify hazards, failed to design and maintain a safe facility, and failed to mitigate the consequences of a claimed accidental release related to a flash fire that occurred on April 17, 2013. Additionally, based on an on-site inspection in 2013, the DOJ and EPA claim that EMOC failed to include all covered processes in its risk management program and failed to inspect certain process equipment in a timely fashion. On May 3, 2019, the U.S. District Court for the Eastern District of Texas, Beaumont Division, accepted and entered final judgment upon a Consent Decree whereby the parties agreed to a civil penalty of $616,000, payment of $730,000 to a Supplemental Environmental Project (SEP), and additional corrective actions to resolve the matter. Payment of the penalty was made on or about May 13, 2019, and completion of the SEP is planned for the second quarter of 2020.

As most recently reported in the Corporation’s Form 10-Q for the first quarter of 2019, the DOJ contacted ExxonMobil Pipeline Company (EMPCo) concerning possible civil charges under the Clean Water Act arising in connection with the July 1, 2011, discharge of crude oil into the Yellowstone River from EMPCo’s Silvertip Pipeline near Laurel, Montana. In March 2019, EMPCo reached an agreement with the DOJ on a Consent Decree to resolve the matter. On June 4, 2019, the Consent Decree was entered by the U.S. District Court in the District of Montana, and on or about July 2, 2019, EMPCo paid a civil penalty to the United States in the amount of $1.05 million.

As last reported in the Corporation’s Form 10-Q for the first quarter of 2019, on July 20, 2017, the United States Department of Treasury, Office of Foreign Assets Control (OFAC) assessed a civil penalty against Exxon Mobil Corporation, ExxonMobil Development Company and ExxonMobil Oil Corporation for violating the Ukraine-Related Sanctions Regulations, 31 C.F.R. part 589. The assessed civil penalty is in the amount of $2,000,000. ExxonMobil and its affiliates have been and continue to be in compliance with all sanctions and disagree that any violation has occurred. ExxonMobil and its affiliates filed a complaint on July 20, 2017, in the United States Federal District Court, Northern District of Texas seeking judicial review of, and to enjoin, the civil penalty under the Administrative Procedures Act and the United States Constitution, including on the basis that it represents an arbitrary and capricious action by OFAC and a violation of the Company’s due process rights.

Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended June 30, 2019

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

April 2019	-	-	-
May 2019	-	-	-
June 2019	-	-	-
Total	-		-	(See Note 1)

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

Item 6. Exhibits

See Index to Exhibits of this report.

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.
31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.
31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.
32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.
101	Interactive Data Files.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

EXXON MOBIL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION
Date: August 7, 2019	By:	/s/ DAVID S. ROSENTHAL
David S. Rosenthal
Vice President, Controller and
Principal Accounting Officer