Form 10-Q
period 2019-09-30
EXXON MOBIL CORP
filed 2019-11-06
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2019
Common stock, without par value	4,231,106,066

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues and other income
Sales and other operating revenue	63,422	74,187	192,559	211,079
Income from equity affiliates	1,196	1,960	4,264	5,599
Other income	431	458	942	1,639
Total revenues and other income	65,049	76,605	197,765	218,317
Costs and other deductions
Crude oil and product purchases	35,290	41,776	109,033	119,391
Production and manufacturing expenses	8,848	9,097	27,340	26,506
Selling, general and administrative expenses	2,753	2,892	8,350	8,632
Depreciation and depletion	4,873	4,658	14,075	13,717
Exploration expenses, including dry holes	299	292	912	911
Non-service pension and postretirement benefit expense	357	307	1,028	952
Interest expense	232	200	629	551
Other taxes and duties	7,676	8,303	22,756	24,825
Total costs and other deductions	60,328	67,525	184,123	195,485
Income before income taxes	4,721	9,080	13,642	22,832
Income taxes	1,474	2,634	4,598	7,617
Net income including noncontrolling interests	3,247	6,446	9,044	15,215
Net income attributable to noncontrolling interests	77	206	394	375
Net income attributable to ExxonMobil	3,170	6,240	8,650	14,840

Earnings per common share (dollars)	0.75	1.46	2.03	3.47

Earnings per common share - assuming dilution (dollars)	0.75	1.46	2.03	3.47

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income including noncontrolling interests	3,247	6,446	9,044	15,215
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	(1,424)	124	(75)	(2,720)
Adjustment for foreign exchange translation (gain)/loss
included in net income	-	-	-	186
Postretirement benefits reserves adjustment
(excluding amortization)	103	(3)	43	(394)
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	186	223	512	689
Total other comprehensive income	(1,135)	344	480	(2,239)
Comprehensive income including noncontrolling interests	2,112	6,790	9,524	12,976
Comprehensive income attributable to
noncontrolling interests	14	311	587	205
Comprehensive income attributable to ExxonMobil	2,098	6,479	8,937	12,771

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)

	Sept. 30,	Dec. 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	5,351	3,042
Notes and accounts receivable – net	25,308	24,701
Inventories
Crude oil, products and merchandise	13,131	14,803
Materials and supplies	4,459	4,155
Other current assets	1,759	1,272
Total current assets	50,008	47,973
Investments, advances and long-term receivables	42,920	40,790
Property, plant and equipment – net	250,512	247,101
Other assets, including intangibles – net	15,921	10,332
Total assets	359,361	346,196

Liabilities
Current liabilities
Notes and loans payable	21,196	17,258
Accounts payable and accrued liabilities	40,541	37,268
Income taxes payable	2,458	2,612
Total current liabilities	64,195	57,138
Long-term debt	25,950	20,538
Postretirement benefits reserves	19,365	20,272
Deferred income tax liabilities	26,513	27,244
Long-term obligations to equity companies	4,232	4,382
Other long-term obligations	21,997	18,094
Total liabilities	162,252	147,668

Commitments and contingencies (Note 3)	-	-

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	15,795	15,258
Earnings reinvested	419,367	421,653
Accumulated other comprehensive income	(19,277)	(19,564)
Common stock held in treasury
(3,788 million shares at September 30, 2019 and
3,782 million shares at December 31, 2018)	(225,970)	(225,553)
ExxonMobil share of equity	189,915	191,794
Noncontrolling interests	7,194	6,734
Total equity	197,109	198,528
Total liabilities and equity	359,361	346,196

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net income including noncontrolling interests	9,044	15,215
Depreciation and depletion	14,075	13,717
Changes in operational working capital, excluding cash and debt	2,564	(25)
All other items – net	(2,319)	(1,500)
Net cash provided by operating activities	23,364	27,407

Cash flows from investing activities
Additions to property, plant and equipment	(17,657)	(13,480)
Proceeds associated with sales of subsidiaries, property, plant and
equipment, and sales and returns of investments	600	3,239
Additional investments and advances	(2,532)	(1,113)
Other investing activities including collection of advances	769	492
Net cash used in investing activities	(18,820)	(10,862)

Cash flows from financing activities
Additions to long-term debt	7,019	-
Reductions in short-term debt	(3,836)	(4,279)
Additions/(reductions) in commercial paper, and debt with three
months or less maturity (1)	6,139	1,626
Cash dividends to ExxonMobil shareholders	(10,936)	(10,296)
Cash dividends to noncontrolling interests	(157)	(192)
Changes in noncontrolling interests	30	(374)
Common stock acquired	(421)	(430)
Net cash used in financing activities	(2,162)	(13,945)
Effects of exchange rate changes on cash	(73)	(108)
Increase/(decrease) in cash and cash equivalents	2,309	2,492
Cash and cash equivalents at beginning of period	3,042	3,177
Cash and cash equivalents at end of period	5,351	5,669

Supplemental Disclosures
Income taxes paid	5,259	6,740
Cash interest paid
Included in cash flows from operating activities	515	337
Capitalized, included in cash flows from investing activities	540	502
Total cash interest paid	1,055	839

(1) Includes a net addition of commercial paper with a maturity of over three months of $3.1 billion in 2019 and $0.3 billion in 2018. The gross amount of commercial paper with a maturity of over three months issued was $13.4 billion in 2019 and $3.1 billion in 2018, while the gross amount repaid was $10.3 billion in 2019 and $2.8 billion in 2018.

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)

	ExxonMobil Share of Equity
			Accumulated
			Other	Common
			Compre-	Stock	ExxonMobil	Non-
	Common	Earnings	hensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity

Balance as of June 30, 2018	15,086	416,418	(18,609)	(225,673)	187,222	6,311	193,533
Amortization of stock-based awards	169	-	-	-	169	-	169
Other	(1)	-	-	-	(1)	(1)	(2)
Net income for the period	-	6,240	-	-	6,240	206	6,446
Dividends - common shares	-	(3,503)	-	-	(3,503)	(57)	(3,560)
Other comprehensive income	-	-	239	-	239	105	344
Acquisitions, at cost	-	-	-	(1)	(1)	(98)	(99)
Balance as of September 30, 2018	15,254	419,155	(18,370)	(225,674)	190,365	6,466	196,831

Balance as of June 30, 2019	15,639	419,913	(18,205)	(225,970)	191,377	7,088	198,465
Amortization of stock-based awards	156	-	-	-	156	-	156
Other	-	-	-	-	-	275	275
Net income for the period	-	3,170	-	-	3,170	77	3,247
Dividends - common shares	-	(3,716)	-	-	(3,716)	(57)	(3,773)
Other comprehensive income	-	-	(1,072)	-	(1,072)	(63)	(1,135)
Acquisitions, at cost	-	-	-	-	-	(79)	(79)
Dispositions	-	-	-	-	-	(47)	(47)
Balance as of September 30, 2019	15,795	419,367	(19,277)	(225,970)	189,915	7,194	197,109

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
		Held in				Held in
Common Stock Share Activity	Issued	Treasury	Outstanding		Issued	Treasury	Outstanding
	(millions of shares)				(millions of shares)

Balance as of June 30	8,019	(3,788)	4,231		8,019	(3,785)	4,234
Acquisitions	-	-	-		-	-	-
Dispositions	-	-	-		-	-	-
Balance as of September 30	8,019	(3,788)	4,231		8,019	(3,785)	4,234

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)

	ExxonMobil Share of Equity
			Accumulated
			Other	Common
			Compre-	Stock	ExxonMobil	Non-
	Common	Earnings	hensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity

Balance as of December 31, 2017	14,656	414,540	(16,262)	(225,246)	187,688	6,812	194,500
Amortization of stock-based awards	605	-	-	-	605	-	605
Other	(7)	-	-	-	(7)	(8)	(15)
Net income for the period	-	14,840	-	-	14,840	375	15,215
Dividends - common shares	-	(10,296)	-	-	(10,296)	(192)	(10,488)
Cumulative effect of accounting
change	-	71	(39)	-	32	15	47
Other comprehensive income	-	-	(2,069)	-	(2,069)	(170)	(2,239)
Acquisitions, at cost	-	-	-	(430)	(430)	(366)	(796)
Dispositions	-	-	-	2	2	-	2
Balance as of September 30, 2018	15,254	419,155	(18,370)	(225,674)	190,365	6,466	196,831

Balance as of December 31, 2018	15,258	421,653	(19,564)	(225,553)	191,794	6,734	198,528
Amortization of stock-based awards	545	-	-	-	545	-	545
Other	(8)	-	-	-	(8)	275	267
Net income for the period	-	8,650	-	-	8,650	394	9,044
Dividends - common shares	-	(10,936)	-	-	(10,936)	(157)	(11,093)
Other comprehensive income	-	-	287	-	287	193	480
Acquisitions, at cost	-	-	-	(421)	(421)	(245)	(666)
Dispositions	-	-	-	4	4	-	4
Balance as of September 30, 2019	15,795	419,367	(19,277)	(225,970)	189,915	7,194	197,109

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
		Held in				Held in
Common Stock Share Activity	Issued	Treasury	Outstanding		Issued	Treasury	Outstanding
	(millions of shares)				(millions of shares)

Balance as of December 31	8,019	(3,782)	4,237		8,019	(3,780)	4,239
Acquisitions	-	(6)	(6)		-	(5)	(5)
Dispositions	-	-	-		-	-	-
Balance as of September 30	8,019	(3,788)	4,231		8,019	(3,785)	4,234

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

Effective January 1, 2020, ExxonMobil will adopt the Financial Accounting Standards Board’s update, Financial Instruments – Credit Losses (Topic 326), as amended. The standard requires a valuation allowance for credit losses be recognized for certain financial assets that reflects the current expected credit loss over the asset’s contractual life. The valuation allowance considers the risk of loss, even if remote, and considers past events, current conditions and expectations of the future. The Corporation does not expect a material change in the credit allowance for trade receivables and continues to evaluate the impact on other financial assets in scope of the standard.

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

Other Contingencies

The Corporation and certain of its consolidated subsidiaries were contingently liable at September 30, 2019, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

		As of September 30, 2019
		Equity	Other
		Company	Third Party
		Obligations (1)	Obligations	Total
		(millions of dollars)
Guarantees
	Debt-related	737	93	830
	Other	808	4,580	5,388
	Total	1,545	4,673	6,218

(1)	ExxonMobil share

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

An affiliate of ExxonMobil is one of the Contractors under a Production Sharing Contract (PSC) with the Nigerian National Petroleum Corporation (NNPC) covering the Erha block located in the offshore waters of Nigeria. ExxonMobil's affiliate is the operator of the block and owns a 56.25 percent interest under the PSC. The Contractors are in dispute with NNPC regarding NNPC's lifting of crude oil in excess of its entitlement under the terms of the PSC. In accordance with the terms of the PSC, the Contractors initiated arbitration in Abuja, Nigeria, under the Nigerian Arbitration and Conciliation Act. On October 24, 2011, a three-member arbitral Tribunal issued an award upholding the Contractors' position in all material respects and awarding damages to the Contractors jointly in an amount of approximately $1.8 billion plus $234 million in accrued interest. The Contractors petitioned a Nigerian federal court for enforcement of the award, and NNPC petitioned the same court to have the award set aside. On May 22, 2012, the court set aside the award. The Contractors appealed that judgment to the Court of Appeal, Abuja Judicial Division. On July 22, 2016, the Court of Appeal upheld the decision of the lower court setting aside the award. On October 21, 2016, the Contractors appealed the decision to the Supreme Court of Nigeria. In June 2013, the Contractors filed a lawsuit against NNPC in the Nigerian federal high court in order to preserve their ability to seek enforcement of the PSC in the courts if necessary. Following dismissal by this court, the Contractors appealed to the Nigerian Court of Appeal in June 2016. In October 2014, the Contractors filed suit in the United States District Court for the Southern District of New York (SDNY) to enforce, if necessary, the arbitration award against NNPC assets residing within that jurisdiction. NNPC moved to dismiss the lawsuit. On September 4, 2019, the SDNY dismissed the Contractors’ petition to recognize and enforce the Erha arbitration award. The Contractors filed a notice of appeal in the Second Circuit on October 2, 2019. At this time, the net impact of this matter on the Corporation's consolidated financial results cannot be reasonably estimated. However, regardless of the outcome of enforcement proceedings, the Corporation does not expect the proceedings to have a material effect upon the Corporation's operations or financial condition.

4.Other Comprehensive Income Information

	Cumulative	Post-
	Foreign	retirement
	Exchange	Benefits
ExxonMobil Share of Accumulated Other	Translation	Reserves
Comprehensive Income	Adjustment	Adjustment	Total
	(millions of dollars)

Balance as of December 31, 2017	(9,482)	(6,780)	(16,262)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(2,551)	(406)	(2,957)
Amounts reclassified from accumulated other
comprehensive income	186	663	849
Total change in accumulated other comprehensive income	(2,365)	257	(2,108)
Balance as of September 30, 2018	(11,847)	(6,523)	(18,370)

Balance as of December 31, 2018	(13,881)	(5,683)	(19,564)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(252)	48	(204)
Amounts reclassified from accumulated other
comprehensive income	-	491	491
Total change in accumulated other comprehensive income	(252)	539	287
Balance as of September 30, 2019	(14,133)	(5,144)	(19,277)

	Three Months Ended		Nine Months Ended
Amounts Reclassified Out of Accumulated Other	September 30,		September 30,
Comprehensive Income - Before-tax Income/(Expense)	2019	2018	2019	2018
	(millions of dollars)

Foreign exchange translation gain/(loss) included in net income
(Statement of Income line: Other income)	-	-	-	(186)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs
(Statement of Income line: Non-service pension and
postretirement benefit expense)	(236)	(287)	(664)	(897)

	Three Months Ended		Nine Months Ended
Income Tax (Expense)/Credit For	September 30,		September 30,
Components of Other Comprehensive Income	2019	2018	2019	2018
	(millions of dollars)

Foreign exchange translation adjustment	1	8	1	13
Postretirement benefits reserves adjustment
(excluding amortization)	(56)	-	(36)	66
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	(50)	(64)	(152)	(208)
Total	(105)	(56)	(187)	(129)

5.Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Earnings per common share
Net income attributable to ExxonMobil (millions of dollars)	3,170	6,240	8,650	14,840

Weighted average number of common shares
outstanding (millions of shares)	4,271	4,271	4,270	4,271

Earnings per common share (dollars) (1)	0.75	1.46	2.03	3.47

Dividends paid per common share (dollars)	0.87	0.82	2.56	2.41

(1) The calculation of earnings per common share and earnings per common share – assuming dilution are the same in each period shown.

6.Pension and Other Postretirement Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(millions of dollars)
Components of net benefit cost
Pension Benefits - U.S.
Service cost	208	203	563	616
Interest cost	192	179	574	540
Expected return on plan assets	(143)	(182)	(427)	(545)
Amortization of actuarial loss/(gain) and prior
service cost	77	93	233	276
Net pension enhancement and
curtailment/settlement cost	54	63	161	189
Net benefit cost	388	356	1,104	1,076

Pension Benefits - Non-U.S.
Service cost	136	149	413	461
Interest cost	189	185	573	571
Expected return on plan assets	(192)	(233)	(581)	(722)
Amortization of actuarial loss/(gain) and prior
service cost	102	113	260	344
Net pension enhancement and
curtailment/settlement cost	-	-	-	33
Net benefit cost	235	214	665	687

Other Postretirement Benefits
Service cost	38	40	104	111
Interest cost	79	75	237	226
Expected return on plan assets	(4)	(5)	(12)	(17)
Amortization of actuarial loss/(gain) and prior
service cost	3	19	10	57
Net benefit cost	116	129	339	377

7.Financial Instruments and Derivatives

Financial Instruments. The estimated fair value of financial instruments at September 30, 2019 and December 31, 2018, and the related hierarchy level for the fair value measurement is as follows:

	At September 30, 2019
	(millions of dollars)

	Fair Value
							Difference
				Total Gross	Effect of	Effect of	in Carrying	Net
				Assets	Counterparty	Collateral	Value and	Carrying
	Level 1	Level 2	Level 3	& Liabilities	Netting	Netting	Fair Value	Value
Assets
Derivative assets (1)	483	80	-	563	(392)	(91)	-	80
Advances to/receivables
from equity companies (2)(7)	-	1,934	6,948	8,882	-	-	(149)	8,733
Other long-term
financial assets (3)	1,078	-	761	1,839	-	-	78	1,917

Liabilities
Derivative liabilities (4)	414	58	-	472	(392)	(22)	-	58
Long-term debt (5)	25,709	131	4	25,844	-	-	(1,175)	24,669
Long-term obligations
to equity companies (7)	-	-	4,466	4,466	-	-	(234)	4,232
Other long-term
financial liabilities (6)	-	-	1,054	1,054	-	-	(9)	1,045

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

The increase in the estimated fair value and book value of long-term debt reflects the Corporation’s issuance of $7.0 billion of long-term debt in the third quarter of 2019. The $7.0 billion of long-term debt is comprised of $750 million of floating-rate notes due in 2022, $750 million of 1.902% notes due in 2022, $1,000 million of 2.019% notes due in 2024, $1,000 million of 2.275% notes due in 2026, $1,250 million of 2.440% notes due in 2029, $750 million of 2.995% notes due in 2039, and $1,500 million of 3.095% notes due in 2049. Additionally, the Corporation replaced a $5.0 billion short-term committed line of credit with a $7.5 billion short-term committed line of credit in the third quarter of 2019.

Derivative Instruments. The Corporation’s size, strong capital structure, geographic diversity and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and for trading purposes. Commodity contracts held for trading purposes are presented in the Consolidated Statement of Income on a net basis in the line “Sales and other operating revenue.” The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of September 30, 2019 and December 31, 2018, or results of operations for the periods ended September 30, 2019 and 2018.

Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity.

At September 30, 2019, the net notional long/(short) position of derivative instruments was 12 million barrels for crude oil, (50) million barrels for products, and (146) million MMBtus of natural gas. At December 31, 2018, the net notional long/(short) position of derivative instruments was (19) million barrels for crude oil and (9) million barrels for products.

Realized and unrealized gains/(losses) on derivative instruments that were recognized in the Consolidated Statement of Income are included in the following lines on a before-tax basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(millions of dollars)

Sales and other operating revenue	144	(68)	(98)	(72)
Crude oil and product purchases	60	(107)	75	(380)
Total	204	(175)	(23)	(452)

8.Disclosures about Segments and Related Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Earnings After Income Tax	(millions of dollars)
Upstream
United States	37	606	468	1,474
Non-U.S.	2,131	3,623	7,837	9,292
Downstream
United States	673	961	822	1,975
Non-U.S.	557	681	603	1,331
Chemical
United States	53	404	208	1,360
Non-U.S.	188	309	739	1,254
Corporate and financing	(469)	(344)	(2,027)	(1,846)
Corporate total	3,170	6,240	8,650	14,840

Sales and Other Operating Revenue
Upstream
United States	1,941	2,728	7,228	7,637
Non-U.S.	3,069	4,129	10,582	11,344
Downstream
United States	18,358	19,963	52,721	56,616
Non-U.S.	33,391	39,077	100,994	110,855
Chemical
United States	2,412	3,152	7,421	9,160
Non-U.S.	4,241	5,125	13,583	15,429
Corporate and financing	10	13	30	38
Corporate total	63,422	74,187	192,559	211,079

Intersegment Revenue
Upstream
United States	2,876	2,203	7,828	6,336
Non-U.S.	7,383	8,536	22,888	22,788
Downstream
United States	5,439	5,834	16,942	16,527
Non-U.S.	5,826	8,275	18,563	22,975
Chemical
United States	1,489	2,408	5,947	6,952
Non-U.S.	1,413	1,841	4,543	5,657
Corporate and financing	60	54	168	153

Geographic
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Sales and Other Operating Revenue	2019	2018	2019	2018
	(millions of dollars)

United States	22,711	25,843	67,370	73,413
Non-U.S.	40,711	48,344	125,189	137,666
Total	63,422	74,187	192,559	211,079

Significant Non-U.S. revenue sources include: (1)
Canada	4,945	6,214	15,141	17,752
United Kingdom	4,042	4,797	13,244	14,240
France	3,266	3,588	9,597	10,405
Belgium	2,598	3,996	9,371	12,063
Singapore	2,942	3,502	9,197	10,387
Italy	2,691	3,316	7,830	9,684
Australia	2,100	2,348	5,948	6,464
Germany	1,964	2,518	5,879	7,184

(1) Revenue is determined by primary country of operations. Excludes certain sales and other operating revenues in Non-U.S. operations where attribution to a specific country is not practicable.

9.Leases

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

	Operating Leases
	Drilling Rigs
	and Related			Finance
	Equipment	Other	Total	Leases
	(millions of dollars)

Lease Cost	Three Months Ended September 30, 2019
Operating lease cost	65	310	375
Short-term and other (net of sublease rental income)	259	216	475

Amortization of right of use assets				29
Interest on lease liabilities				35
Total	324	526	850	64

Lease Cost	Nine Months Ended September 30, 2019
Operating lease cost	162	878	1,040
Short-term and other (net of sublease rental income)	712	846	1,558

Amortization of right of use assets				91
Interest on lease liabilities				102
Total	874	1,724	2,598	193

	Operating Leases
	Drilling Rigs
	and Related			Finance
	Equipment	Other	Total	Leases
	(millions of dollars)

Balance Sheet	September 30, 2019
Right of use assets
Included in Other assets, including intangibles - net	634	5,919	6,553
Included in Property, plant and equipment - net				1,499
Total right of use assets	634	5,919	6,553	1,499

Lease liability due within one year
Included in Accounts payable and accrued liabilities	230	952	1,182	23
Included in Notes and loans payable				169
Long-term lease liability
Included in Other long-term obligations	383	4,014	4,397
Included in Long-term debt				1,281
Included in Long-term obligations to equity companies				139
Total lease liability	613	4,966	5,579	1,612

Maturity Analysis of Lease Liabilities	September 30, 2019
2019 remaining months	58	299	357	173
2020	234	1,026	1,260	205
2021	138	795	933	182
2022	79	557	636	174
2023	44	451	495	173
2024	29	406	435	172
2025 and beyond	71	2,390	2,461	2,427
Total lease payments	653	5,924	6,577	3,506
Discount to present value	(40)	(958)	(998)	(1,894)
Total lease liability	613	4,966	5,579	1,612

Weighted average remaining lease term - years	4	10	10	25
Weighted average discount rate - percent	3.0%	3.2%	3.2%	9.8%

In addition to the lease liabilities in the table immediately above, at September 30, 2019, undiscounted commitments for leases not yet commenced totaled $0.7 billion for operating leases and $3.4 billion for finance leases. The finance leases relate to floating production storage and offloading vessels and a long-term hydrogen purchase agreement. The underlying assets for these finance leases were primarily designed by, and are being constructed by, the lessors.

	Operating Leases
	Drilling Rigs
	and Related			Finance
	Equipment	Other	Total	Leases
	(millions of dollars)

Other Information	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Cash flows from operating activities		799	799	41
Cash flows from investing activities	192		192
Cash flows from financing activities				48

Noncash right of use assets recorded for lease liabilities
For January 1 adoption of Topic 842	445	2,818	3,263
In exchange for new lease liabilities during the period	341	2,872	3,213

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

10.Accounting for Suspended Exploratory Well Costs

For the category of exploratory well costs at year-end 2018 that were suspended more than one year, a total of $18 million was expensed in the first nine months of 2019.

11. Sale of Norway Assets

ExxonMobil signed an agreement with Vår Energi AS (Vår) for the sale of its non-operated upstream assets in Norway for $4.5 billion. The transaction is expected to close in the fourth quarter of 2019, subject to standard conditions precedent, including customary approvals from regulatory authorities. The agreed sales price of $4.5 billion is subject to interim period adjustments from the effective date of January 1, 2019, to the closing date, and obligations for income taxes from the effective date will transfer to Vår. Estimated total cash flow from the divestment is around $3.5 billion after closing adjustments, with expected 2019 cash proceeds of around $2.6 billion and estimated cash flow in future periods associated with deferred consideration of $0.3 billion and an estimated refund of income tax payments of $0.6 billion. The Corporation expects to recognize a gain of approximately $3.5 billion at closing. Estimated gain and net cash flow could change significantly due to market factors and timing of close.

EXXON MOBIL CORPORATION

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Third Quarter		First Nine Months
Earnings (U.S. GAAP)	2019	2018	2019	2018
	(millions of dollars)
Upstream
United States	37	606	468	1,474
Non-U.S.	2,131	3,623	7,837	9,292
Downstream
United States	673	961	822	1,975
Non-U.S.	557	681	603	1,331
Chemical
United States	53	404	208	1,360
Non-U.S.	188	309	739	1,254
Corporate and financing	(469)	(344)	(2,027)	(1,846)
Net income attributable to ExxonMobil (U.S. GAAP)	3,170	6,240	8,650	14,840

Earnings per common share (dollars)	0.75	1.46	2.03	3.47

Earnings per common share - assuming dilution (dollars)	0.75	1.46	2.03	3.47

References in this discussion to Corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the consolidated income statement. Unless otherwise indicated, references to earnings, Upstream, Downstream, Chemical and Corporate and financing segment earnings, and earnings per share are ExxonMobil's share after excluding amounts attributable to noncontrolling interests.

REVIEW OF THIRD QUARTER 2019 RESULTS

ExxonMobil’s third quarter 2019 earnings were $3.2 billion, or $0.75 per diluted share, compared with $6.2 billion a year earlier. The decrease in earnings was primarily the result of lower Upstream realizations, weaker Downstream and Chemical margins, increased expenses, less favorable one-time tax items, and higher scheduled maintenance activity. These impacts were partly offset by Upstream volume growth.

Earnings of $8.7 billion for the first nine months of 2019 were down 42 percent from $14.8 billion in 2018.

Earnings per share assuming dilution were $2.03.

Capital and exploration expenditures were $22.7 billion, up 25 percent from 2018.

Oil-equivalent production was 3.9 million barrels per day, up 4 percent from the prior year. Excluding entitlement effects and divestments, oil-equivalent production was also up 4 percent.

The Corporation distributed $10.9 billion in dividends to shareholders.

	Third Quarter		First Nine Months
	2019	2018	2019	2018
	(millions of dollars)
Upstream earnings
United States	37	606	468	1,474
Non-U.S.	2,131	3,623	7,837	9,292
Total	2,168	4,229	8,305	10,766

Upstream earnings were $2,168 million in the third quarter of 2019, down $2,061 million from the third quarter of 2018.

•	Realizations reduced earnings by $1,510 million, mainly due to lower liquids realizations.
•	Higher volume and mix effects increased earnings by $230 million due to higher liquids volumes of $190 million and increased gas volumes of $40 million.
•	All other items decreased earnings by $780 million, mainly due to higher expenses of $410 million and the absence of a favorable one-time tax item of $271 million in the prior year quarter.
•	U.S. Upstream earnings were $37 million, down $569 million from the prior year quarter.
•	Non-U.S. Upstream earnings were $2,131 million, down $1,492 million from the prior year quarter.
•	On an oil-equivalent basis, production increased 3 percent from the third quarter of 2018.
•	Liquids production totaled 2.4 million barrels per day, up 106,000 barrels per day mainly driven by growth.
•	Natural gas production was 9.0 billion cubic feet per day, up 44 million cubic feet per day driven by growth, partly offset by higher downtime and divestments.

Upstream earnings were $8,305 million in the first nine months of 2019, down $2,461 million from the first nine months of 2018.

•	Realizations reduced earnings by $2,280 million, mainly due to lower liquids realizations.
•	Higher volume and mix effects increased earnings by $1,030 million due to higher liquids volumes.
•

All other items decreased earnings by $1,210 million, as higher expenses of $970 million, impairment charges, and the absence of asset management gains and a favorable one-time tax item in the prior year were partly offset by a favorable one-time tax item in the current year.

•	U.S. Upstream earnings were $468 million, down $1,006 million from the prior year.
•	Non-U.S. Upstream earnings were $7,837 million, down $1,455 million from the prior year.
•	On an oil-equivalent basis, production increased 4 percent from the first nine months of 2018.
•	Liquids production totaled 2.4 million barrels per day, up 131,000 barrels per day due to growth and lower downtime.
•	Natural gas production was 9.4 billion cubic feet per day, up 147 million cubic feet per day driven by growth and lower downtime.

	Third Quarter	First Nine Months
Upstream additional information	(thousands of barrels daily)
Volumes reconciliation (Oil-equivalent production)(1)
2018	3,786	3,774
Entitlements - Net Interest	-	-
Entitlements - Price / Spend / Other	23	19
Quotas	-	-
Divestments	(12)	(16)
Growth / Other	102	152
2019	3,899	3,929

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

	Third Quarter		First Nine Months
	2019	2018	2019	2018
	(millions of dollars)
Downstream earnings
United States	673	961	822	1,975
Non-U.S.	557	681	603	1,331
Total	1,230	1,642	1,425	3,306

Downstream earnings were $1,230 million in the third quarter of 2019, down $412 million from the third quarter of 2018.

•	Margins reduced earnings by $340 million, mainly due to lower U.S. margins.
•	Lower volume and mix effects decreased earnings by $20 million.
•	All other items reduced earnings by $50 million as higher expenses were partly offset by favorable foreign exchange and tax effects.
•	U.S. Downstream earnings were $673 million, down $288 million from the prior year quarter.
•	Non-U.S. Downstream earnings were $557 million, down $124 million from the prior year quarter.
•	Petroleum product sales of 5.5 million barrels per day were 112,000 barrels per day lower than the prior year quarter.

Downstream earnings were $1,425 million in the first nine months of 2019, down $1,881 million from the first nine months of 2018.

•	Margins reduced earnings by $1,430 million, reflecting lower U.S. and Non-U.S. margins.
•	Lower volume and mix effects decreased earnings by $80 million.
•	All other items reduced earnings by $370 million as higher expenses were partly offset by favorable foreign exchange effects.
•	U.S. Downstream earnings were $822 million, down $1,153 million from the prior year.
•	Non-U.S. Downstream earnings were $603 million, down $728 million from the prior year.
•	Petroleum product sales of 5.4 million barrels per day were 74,000 barrels per day lower than the prior year.

	Third Quarter		First Nine Months
	2019	2018	2019	2018
	(millions of dollars)
Chemical earnings
United States	53	404	208	1,360
Non-U.S.	188	309	739	1,254
Total	241	713	947	2,614

Chemical earnings were $241 million in the third quarter of 2019, down $472 million from the third quarter of 2018.

•	Weaker margins reduced earnings by $350 million.
•	Volume and mix effects decreased earnings by $60 million.
•	All other items decreased earnings by $60 million, including the impact of higher expenses.
•	U.S. Chemical earnings were $53 million, down $351 million from the prior year quarter.
•	Non-U.S. Chemical earnings were $188 million, down $121 million from the prior year quarter.
•	Third quarter prime product sales of 6.5 million metric tons were 201,000 metric tons lower than the prior year quarter.

Chemical earnings were $947 million in the first nine months of 2019, down $1,667 million from the first nine months of 2018.

•	Weaker margins reduced earnings by $1,140 million.
•	Volume and mix effects were essentially flat.
•	All other items decreased earnings by $530 million due to higher expenses and unfavorable foreign exchange effects.
•	U.S. Chemical earnings were $208 million, down $1,152 million from the prior year.
•	Non-U.S. Chemical earnings were $739 million, down $515 million from the prior year.
•	Prime product sales of 19.9 million metric tons in the first nine months of 2019 were 250,000 metric tons lower than the first nine months of the prior year.

	Third Quarter		First Nine Months
	2019	2018	2019	2018
	(millions of dollars)

Corporate and financing earnings	(469)	(344)	(2,027)	(1,846)

Corporate and financing expenses were $469 million for the third quarter of 2019, up $125 million from the third quarter of 2018.

Corporate and financing expenses were $2,027 million for the first nine months of 2019, up $181 million from the first nine months of 2018.

LIQUIDITY AND CAPITAL RESOURCES

	Third Quarter		First Nine Months
	2019	2018	2019	2018
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			23,364	27,407
Investing activities			(18,820)	(10,862)
Financing activities			(2,162)	(13,945)
Effect of exchange rate changes			(73)	(108)
Increase/(decrease) in cash and cash equivalents			2,309	2,492

Cash and cash equivalents (at end of period)			5,351	5,669

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	9,079	11,108	23,364	27,407
Proceeds associated with sales of subsidiaries, property,
plant & equipment, and sales and returns of investments	460	1,491	600	3,239
Cash flow from operations and asset sales	9,539	12,599	23,964	30,646

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

Cash flow from operations and asset sales in the third quarter of 2019 was $9.5 billion, including asset sales of $0.5 billion, a decrease of $3.1 billion from the comparable 2018 period primarily reflecting lower earnings and asset sale proceeds.

Cash provided by operating activities totaled $23.4 billion for the first nine months of 2019, $4.0 billion lower than 2018. The major source of funds was net income including noncontrolling interests of $9.0 billion, a decrease of $6.2 billion from the prior year period. The adjustment for the noncash provision of $14.1 billion for depreciation and depletion was up $0.4 billion from 2018. Changes in operational working capital contributed $2.6 billion, compared to a decrease of $25 million in the prior year period. All other items net decreased cash flows by $2.3 billion in 2019 versus a reduction of $1.5 billion in 2018. See the Condensed Consolidated Statement of Cash Flows for additional details.

Investing activities for the first nine months of 2019 used net cash of $18.8 billion, an increase of $8.0 billion compared to the prior year. Spending for additions to property, plant and equipment of $17.7 billion was $4.2 billion higher than 2018. Proceeds from asset sales of $0.6 billion decreased $2.6 billion. Investments and advances increased $1.4 billion to $2.5 billion.

Cash flow from operations and asset sales in the first nine months of 2019 was $24.0 billion, including asset sales of $0.6 billion, a decrease of $6.7 billion from the comparable 2018 period primarily reflecting lower earnings and asset sale proceeds.

During the third quarter of 2019, the Corporation issued $7.0 billion of long-term debt and used part of the proceeds to reduce short-term debt. Net cash used by financing activities was $2.2 billion in the first nine months of 2019, $11.8 billion lower than 2018 reflecting the 2019 debt issuance.

Total debt at the end of the third quarter of 2019 was $47.1 billion compared to $37.8 billion at year-end 2018. The Corporation's debt to total capital ratio was 19.3 percent at the end of the third quarter of 2019 compared to 16.0 percent at year-end 2018.

The Corporation has access to significant capacity of long-term and short-term liquidity. Internally generated funds are generally expected to cover financial requirements, supplemented by short-term and long-term debt as required. The Corporation replaced a $5.0 billion short-term committed line of credit with a $7.5 billion short-term committed line of credit in the third quarter of 2019.

During the first nine months of 2019, Exxon Mobil Corporation purchased 5 million shares of its common stock for the treasury at a gross cost of $0.4 billion. These purchases were made to offset shares or units settled in shares issued in conjunction with the company’s benefit plans and programs. Shares outstanding decreased from 4,237 million at year-end 2018 to 4,231 million at the end of the third quarter of 2019. Purchases may be made both in the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation distributed a total of $10.9 billion to shareholders in the first nine months of 2019 through dividends.

Total cash and cash equivalents of $5.4 billion at the end of the third quarter of 2019 compared to $3.0 billion at year-end 2018.

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

Litigation and other contingencies are discussed in Note 3 to the unaudited condensed consolidated financial statements.

TAXES

	Third Quarter		First Nine Months
	2019	2018	2019	2018
	(millions of dollars)

Income taxes	1,474	2,634	4,598	7,617
Effective income tax rate	37%	34%	41%	39%
Total other taxes and duties (1)	8,317	8,939	24,770	26,757
Total	9,791	11,573	29,368	34,374

(1) Includes “Other taxes and duties” plus taxes that are included in “Production and manufacturing expenses” and “Selling, general and administrative expenses.”

Total taxes were $9.8 billion for the third quarter of 2019, a decrease of $1.8 billion from 2018. Income tax expense decreased by $1.2 billion to $1.5 billion reflecting lower pre-tax income. The effective income tax rate was 37 percent compared to 34 percent in the prior year period due to a higher share of earnings in higher tax jurisdictions. Total other taxes and duties decreased by $0.6 billion to $8.3 billion.

Total taxes were $29.4 billion for the first nine months of 2019, a decrease of $5.0 billion from 2018. Income tax expense decreased by $3.0 billion to $4.6 billion reflecting lower pre-tax income. The effective income tax rate was 41 percent compared to 39 percent in the prior year period due to a higher share of earnings in higher tax jurisdictions. Total other taxes and duties decreased by $2.0 billion to $24.8 billion.

In the United States, the Corporation has various ongoing U.S. federal income tax positions at issue with the Internal Revenue Service (IRS) for tax years beginning in 2006. The IRS has asserted penalties associated with several of those positions. The Corporation has not recognized the penalties as an expense because the Corporation does not expect the penalties to be sustained under applicable law. The Corporation has filed a refund suit for tax years 2006-2009 in a U.S. federal district court with respect to the positions at issue for those years. The trial for those tax issues was completed at the end of June 2019 and the Corporation is awaiting a decision, which may be appealed by either side. Unfavorable resolution of all positions at issue with the IRS would not have a materially adverse effect on the Corporation’s net income or liquidity.

CAPITAL AND EXPLORATION EXPENDITURES

	Third Quarter		First Nine Months
	2019	2018	2019	2018
	(millions of dollars)

Upstream (including exploration expenses)	5,791	5,330	17,394	13,944
Downstream	1,069	719	3,011	2,563
Chemical	852	526	2,266	1,524
Other	7	11	17	49
Total	7,719	6,586	22,688	18,080

Capital and exploration expenditures in the third quarter of 2019 were $7.7 billion, up 17 percent from the third quarter of 2018.

Capital and exploration expenditures in the first nine months of 2019 were $22.7 billion, up 25 percent from the first nine months of 2018 due primarily to growth in the U.S. Permian Basin. The Corporation anticipates an investment level of approximately $30 billion in 2019. Actual spending could vary depending on the progress of individual projects and property acquisitions.

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2020, ExxonMobil will adopt the Financial Accounting Standards Board’s update, Financial Instruments – Credit Losses (Topic 326), as amended. The standard requires a valuation allowance for credit losses be recognized for certain financial assets that reflects the current expected credit loss over the asset’s contractual life. The valuation allowance considers the risk of loss, even if remote, and considers past events, current conditions and expectations of the future. The Corporation does not expect a material change in the credit allowance for trade receivables and continues to evaluate the impact on other financial assets in scope of the standard.

FORWARD-LOOKING STATEMENTS

Statements related to outlooks, projections, goals, targets, descriptions of strategic plans and objectives, and other statements of future events or conditions are forward-looking statements. Actual future results, including business and project plans, capacities, costs, and timing; resource recoveries and production rates; and the impact of new technologies, including to increase capital efficiency and production and to reduce greenhouse gas emissions, could differ materially due to a number of factors. These include global or regional changes in supply and demand for oil, gas, and petrochemicals and other market conditions that impact prices and differentials; reservoir performance; the outcome of exploration projects and timely completion of development and construction projects; the impact of fiscal and commercial terms and the outcome of commercial negotiations or acquisitions; changes in law, taxes, or regulation including environmental regulations, and timely granting of governmental permits; war, trade relations, shipping blockades or harassment, and other political or security disturbances; opportunities for and regulatory approval of potential investments or divestments; the actions of competitors; the capture of efficiencies between business lines; unforeseen technical or operating difficulties; unexpected technological developments; the ability to bring new technologies to commercial scale on a cost-competitive basis, including large-scale hydraulic fracturing projects; general economic conditions including the occurrence and duration of economic recessions; the results of research programs; and other factors discussed under the heading Factors Affecting Future Results on the Investors page of our website at www.exxonmobil.com and in Item 1A of ExxonMobil’s 2018 Form 10-K. We assume no duty to update these statements as of any future date.

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the nine months ended September 30, 2019, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2018.

Item 4. Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of September 30, 2019. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 5, 2019, the State of Texas, acting by and through its Attorney General, on behalf of the Texas Commission on Environmental Quality (State), filed a lawsuit against the Corporation due to an alleged fire that occurred on July 31, 2019, at the Baytown Olefins Plant in Texas. The State alleges that ExxonMobil violated, and continues to violate, the Texas Water Code, the Texas Clean Air Act, ExxonMobil’s permits and promulgated regulations for alleged unauthorized air pollution, unauthorized outdoor burning, nuisance, unauthorized visible emissions, and unauthorized discharge of firefighting wastewater at the plant. The State is seeking civil penalties in an undisclosed amount but likely in excess of $100,000 and injunctive relief against ExxonMobil. The State is also seeking to recover its fees and costs of litigation.

As reported in the Corporation’s Form 10-Q for the first and second quarters of 2019, on March 20, 2019, the State of California Air Resources Board (CARB) informed ExxonMobil Oil Corporation (EMOC) of its intention to attempt to settle an enforcement matter involving the formerly owned Torrance Refinery in California under the California Health and Safety Code. Specifically, CARB contended that the refinery failed to timely calibrate and inspect a greenhouse gas reporting meter as required by the applicable regulations and to accurately report greenhouse gas emissions from refinery operations in 2014 and 2015 in a manner consistent with applicable regulations. The alleged violations have been corrected. On or about June 7, 2019, CARB and EMOC agreed on a penalty of $493,500 to resolve the matter. The settlement agreement was fully executed by all parties on July 15, 2019, and the final settlement payment to CARB pursuant to the settlement agreement was paid on or about August 6, 2019.

As last reported in the Corporation’s Form 10-Q for the second quarter of 2019, on July 20, 2017, the United States Department of Treasury, Office of Foreign Assets Control (OFAC) assessed a civil penalty against Exxon Mobil Corporation, ExxonMobil Development Company and ExxonMobil Oil Corporation for violating the Ukraine-Related Sanctions Regulations, 31 C.F.R. part 589. The assessed civil penalty is in the amount of $2,000,000. ExxonMobil and its affiliates have been and continue to be in compliance with all sanctions and disagree that any violation has occurred. ExxonMobil and its affiliates filed a complaint on July 20, 2017, in the United States Federal District Court, Northern District of Texas seeking judicial review of, and to enjoin, the civil penalty under the Administrative Procedures Act and the United States Constitution, including on the basis that it represents an arbitrary and capricious action by OFAC and a violation of the Company’s due process rights.

Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended September 30, 2019

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

July 2019	-	-	-
August 2019	-	-	-
September 2019	-	-	-
Total	-		-	(See Note 1)

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

Item 6. Exhibits

See Index to Exhibits of this report.

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.
31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.
31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.
32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.
101	Interactive Data Files (formatted as Inline XBRL).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

EXXON MOBIL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION
Date: November 6, 2019	By:	/s/ DAVID S. ROSENTHAL
David S. Rosenthal
Vice President, Controller and
Principal Accounting Officer