Form 10-K
period 2019-12-31
EXXON MOBIL CORP
filed 2020-02-26
CIK 34088

2019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☑

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $76.63 on the New York Stock Exchange composite tape, was in excess of $324 billion.

Class	Outstanding as of January 31, 2020
Common stock, without par value	4,232,190,744

Documents Incorporated by Reference: Proxy Statement for the 2020 Annual Meeting of Shareholders (Part III)

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

ExxonMobil has a long-standing commitment to the development of proprietary technology. We have a wide array of research programs designed to meet the needs identified in each of our business segments. ExxonMobil held over 13 thousand active patents worldwide at the end of 2019. For technology licensed to third parties, revenues totaled approximately $79 million in 2019. Although technology is an important contributor to the overall operations and results of our Company, the profitability of each business segment is not dependent on any individual patent, trade secret, trademark, license, franchise or concession.

The number of regular employees was 74.9 thousand, 71.0 thousand, and 69.6 thousand at years ended 2019, 2018, and 2017, respectively. Regular employees are defined as active executive, management, professional, technical and wage employees who work full time or part time for the Corporation and are covered by the Corporation’s benefit plans and programs.

Throughout ExxonMobil’s businesses, new and ongoing measures are taken to prevent and minimize the impact of our operations on air, water and ground. These include a significant investment in refining infrastructure and technology to manufacture clean fuels, as well as projects to monitor and reduce nitrogen oxide, sulfur oxide and greenhouse gas emissions, and expenditures for asset retirement obligations. Using definitions and guidelines established by the American Petroleum Institute, ExxonMobil’s 2019 worldwide environmental expenditures for all such preventative and remediation steps, including ExxonMobil’s share of equity company expenditures, were $5.2 billion, of which $4.0 billion were included in expenses with the remainder in capital expenditures. The total cost for such activities is expected to increase to approximately $5.9 billion in 2020 and 2021. Capital expenditures are expected to account for approximately 35 percent of the total.

Information concerning the source and availability of raw materials used in the Corporation’s business, the extent of seasonality in the business, the possibility of renegotiation of profits or termination of contracts at the election of governments and risks attendant to foreign operations may be found in “Item 1A. Risk Factors” and “Item 2. Properties” in this report.

ExxonMobil maintains a website at exxonmobil.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are made available through our website as soon as reasonably practical after we electronically file or furnish the reports to the Securities and Exchange Commission (SEC). Also available on the Corporation’s website are the Company’s Corporate Governance Guidelines, Code of Ethics and Business Conduct, and additional policies as well as the charters of the audit, compensation, nominating, and other committees of the Board of Directors. Information on our website is not incorporated into this report.

The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.RISK FACTORS

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

Economic conditions. The demand for energy and petrochemicals is generally linked closely with broad-based economic activities and levels of prosperity. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on our results. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, government austerity programs, trade tariffs, security or public health concerns, or currency exchange rate fluctuations, can also impact the demand for energy and petrochemicals. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions that impair the functioning of financial markets and institutions also pose risks to ExxonMobil, including risks to the safety of our financial assets and to the ability of our partners and customers to fulfill their commitments to ExxonMobil.

Other demand-related factors. Other factors that may affect the demand for oil, gas, and petrochemicals, and therefore impact our results, include technological improvements in energy efficiency; seasonal weather patterns; increased competitiveness of alternative energy sources; changes in technology that alter fuel choices, such as technological advances in energy storage that make wind and solar more competitive for power generation; changes in consumer preferences for our products, including consumer demand for alternative fueled or electric transportation; and broad-based changes in personal income levels.

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

• price controls;

• changes in environmental regulations or other laws that increase our cost of compliance or reduce or delay available business opportunities (including changes in laws related to offshore drilling operations, water use, methane emissions, hydraulic fracturing or use of plastics);

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

We also may be adversely affected by the outcome of litigation, especially in countries such as the United States in which very large and unpredictable punitive damage awards may occur; by government enforcement proceedings alleging non-compliance with applicable laws or regulations; or by state and local government actors as well as private plaintiffs acting in parallel that attempt to use the legal system to promote public policy agendas, gain political notoriety, or obtain monetary awards from the Company.

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

Alternative energy. Many governments are providing tax advantages and other subsidies to support transitioning to alternative energy sources or are mandating the use of specific fuels or technologies. Governments and others are also promoting research into new technologies to reduce the cost and increase the scalability of alternative energy sources. We are conducting our own research both in-house and by working with more than 80 leading universities around the world, including the Massachusetts Institute of Technology, Princeton University, The University of Texas, and Stanford University. Our research projects focus on developing algae-based biofuels, carbon capture and storage, breakthrough energy efficiency processes, advanced energy-saving materials, and other technologies. For example, ExxonMobil is launching an innovative relationship with the U.S. Department of Energy’s National Laboratory network to bring low-emission energy breakthroughs to commercial scale. Our future results may depend in part on the success of our research efforts and on our ability to adapt and apply the strengths of our current business model to providing the energy products of the future in a cost-competitive manner. See “Operational and Other Factors” below.

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

Project and portfolio management. The long-term success of ExxonMobil’s Upstream, Downstream, and Chemical businesses depends on complex, long-term, capital intensive projects. These projects in turn require a high degree of project management expertise to maximize efficiency. Specific factors that can affect the performance of major projects include our ability to: negotiate successfully with joint venturers, partners, governments, suppliers, customers, or others; model and optimize reservoir performance; develop markets for project outputs, whether through long-term contracts or the development of effective spot markets; manage changes in operating conditions and costs, including costs of third party equipment or services such as drilling rigs and shipping; prevent, to the extent possible, and respond effectively to unforeseen technical difficulties that could delay project startup or cause unscheduled project downtime; and influence the performance of project operators where ExxonMobil does not perform that role. In addition to the effective management of individual projects, ExxonMobil’s success, including our ability to mitigate risk and provide attractive returns to shareholders, depends on our ability to successfully manage our overall portfolio, including diversification among types and locations of our projects and strategies to divest assets. We may not be able to divest assets at a price or on the timeline we contemplate in our strategies. Additionally, we may retain certain liabilities following a divestment and could be held liable for past use or for different liabilities than anticipated.

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

Research and development and technological change. To maintain our competitive position, especially in light of the technological nature of our businesses and the need for continuous efficiency improvement, ExxonMobil’s research and development organizations must be successful and able to adapt to a changing market and policy environment, including developing technologies to help reduce greenhouse gas emissions. To remain competitive we must also continuously adapt and capture the benefits of new and emerging technologies, including successfully applying advances in the ability to process very large amounts of data to our businesses.

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

Competition. As noted in Item 1 above, the energy and petrochemical industries are highly competitive. We face competition not only from other private firms, but also from state-owned companies that are increasingly competing for opportunities outside of their home countries and as partners with other private firms. In some cases, these state-owned companies may pursue opportunities in furtherance of strategic objectives of their government owners, with less focus on financial returns than companies owned by private shareholders, such as ExxonMobil. Technology and expertise provided by industry service companies may also enhance the competitiveness of firms that may not have the internal resources and capabilities of ExxonMobil or reduce the need for resource-owning countries to partner with private-sector oil and gas companies in order to monetize national resources.

Reputation. Our reputation is an important corporate asset. An operating incident, significant cybersecurity disruption, change in consumer views concerning our products, or other adverse event such as those described in this Item 1A may have a negative impact on our reputation, which in turn could make it more difficult for us to compete successfully for new opportunities, obtain necessary regulatory approvals, obtain financing, or could reduce consumer demand for our branded products. ExxonMobil’s reputation may also be harmed by events which negatively affect the image of our industry as a whole.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

Item 2. Properties

Information with regard to oil and gas producing activities follows:

1. Disclosure of Reserves

A. Summary of Oil and Gas Reserves at Year-End 2019

The table below summarizes the oil-equivalent proved reserves in each geographic area and by product type for consolidated subsidiaries and equity companies. Natural gas is converted to an oil-equivalent basis at six billion cubic feet per one million barrels. The Corporation has reported proved reserves on the basis of the average of the first-day-of-the-month price for each month during the last 12-month period. No major discovery or other favorable or adverse event has occurred since December 31, 2019, that would cause a significant change in the estimated proved reserves as of that date.

						Oil-Equivalent
	Crude	Natural Gas		Synthetic	Natural	Total
	Oil	Liquids	Bitumen	Oil	Gas	All Products
	(million bbls)	(million bbls)	(million bbls)	(million bbls)	(billion cubic ft)	(million bbls)
Proved Reserves
Developed
Consolidated Subsidiaries
United States	1,226	429	-	-	11,882	3,635
Canada/Other Americas (1)	185	10	3,528	415	613	4,240
Europe	20	3	-	-	502	107
Africa	384	35	-	-	377	482
Asia	2,217	92	-	-	3,508	2,894
Australia/Oceania	63	27	-	-	3,765	717
Total Consolidated	4,095	596	3,528	415	20,647	12,075

Equity Companies
United States	195	5	-	-	143	224
Europe	13	-	-	-	505	97
Africa	-	-	-	-	-	-
Asia	499	228	-	-	9,859	2,370
Total Equity Company	707	233	-	-	10,507	2,691
Total Developed	4,802	829	3,528	415	31,154	14,766

Undeveloped
Consolidated Subsidiaries
United States	1,862	612	-	-	7,144	3,665
Canada/Other Americas (1)	372	9	330	-	853	853
Europe	19	10	-	-	119	49
Africa	63	5	-	-	-	68
Asia	1,118	39	-	-	925	1,311
Australia/Oceania	31	4	-	-	3,236	575
Total Consolidated	3,465	679	330	-	12,277	6,521

Equity Companies
United States	56	4	-	-	70	71
Europe	1	-	-	-	76	14
Africa	6	-	-	-	908	157
Asia	398	85	-	-	2,595	916
Total Equity Company	461	89	-	-	3,649	1,158
Total Undeveloped	3,926	768	330	-	15,926	7,679
Total Proved Reserves	8,728	1,597	3,858	415	47,080	22,445

(1)Other Americas includes proved developed reserves of 18 million barrels of crude oil and 75 billion cubic feet of natural gas, as well as proved undeveloped reserves of 280 million barrels of crude oil and 292 billion cubic feet of natural gas.

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

B. Technologies Used in Establishing Proved Reserves Additions in 2019

Additions to ExxonMobil’s proved reserves in 2019 were based on estimates generated through the integration of available and appropriate geological, engineering and production data, utilizing well-established technologies that have been demonstrated in the field to yield repeatable and consistent results.

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

C. Qualifications of Reserves Technical Oversight Group and Internal Controls over Proved Reserves

ExxonMobil has a dedicated Global Reserves and Resources group that provides technical oversight and is separate from the operating organization. Primary responsibilities of this group include oversight of the reserves estimation process for compliance with Securities and Exchange Commission (SEC) rules and regulations, review of annual changes in reserves estimates, and the reporting of ExxonMobil’s proved reserves. This group also maintains the official company reserves estimates for ExxonMobil’s proved reserves of crude oil, natural gas liquids, bitumen, synthetic oil, and natural gas. In addition, the group provides training to personnel involved in the reserves estimation and reporting process within ExxonMobil and its affiliates. The Manager of the Global Reserves and Resources group has more than 30 years of experience in reservoir engineering and reserves assessment, has a degree in Engineering and currently serves on the Oil and Gas Reserves Committee of the Society of Petroleum Engineers (SPE). The group is staffed with individuals that have an average of more than 15 years of technical experience in the petroleum industry, including expertise in the classification and categorization of reserves under the SEC guidelines. This group includes individuals who hold degrees in either Engineering or Geology.

The Global Reserves and Resources group maintains a central database containing the official company reserves estimates. Appropriate controls, including limitations on database access and update capabilities, are in place to ensure data integrity within this central database. An annual review of the system’s controls is performed by internal audit. Key components of the reserves estimation process include technical evaluations, commercial and market assessments, analysis of well and field performance, and long-standing approval guidelines. No changes may be made to the reserves estimates in the central database, including additions of any new initial reserves estimates or subsequent revisions, unless these changes have been thoroughly reviewed and evaluated by duly authorized geoscience and engineering professionals within the operating organization. In addition, changes to reserves estimates that exceed certain thresholds require further review and approval by the appropriate level of management within the operating organization before the changes may be made in the central database. Endorsement by the Global Reserves and Resources group for all proved reserves changes is a mandatory component of this review process. After all changes are made, reviews are held with senior management for final endorsement.

2. Proved Undeveloped Reserves

At year-end 2019, approximately 7.7 billion oil-equivalent barrels (GOEB) of ExxonMobil’s proved reserves were classified as proved undeveloped. This represents 34 percent of the 22.4 GOEB reported in proved reserves. This compares to the 7.9 GOEB of proved undeveloped reserves reported at the end of 2018. During the year, ExxonMobil conducted development activities that resulted in the transfer of approximately 0.9 GOEB from proved undeveloped to proved developed reserves by year end. The largest transfers were related to development activities in the United States, the United Arab Emirates, and Kazakhstan. During 2019, extensions and discoveries, primarily in the United States and Guyana, resulted in an addition of 1.5 GOEB of proved undeveloped reserves, along with an increase of 0.6 GOEB due to revisions primarily in Asia. Also, the Corporation reclassified approximately 1.4 GOEB of proved undeveloped reserves which no longer met the SEC definition of proved reserves, primarily in the United States, which was offset by the extensions in the United States referenced above.

Overall, investments of $18.3 billion were made by the Corporation during 2019 to progress the development of reported proved undeveloped reserves, including $17.7 billion for oil and gas producing activities, along with additional investments for other non-oil and gas producing activities such as the construction of support infrastructure and other related facilities. These investments represented 78 percent of the $23.5 billion in total reported Upstream capital and exploration expenditures.

One of ExxonMobil’s requirements for reporting proved reserves is that management has made significant funding commitments toward the development of the reserves. ExxonMobil has a disciplined investment strategy and many major fields require long lead-time in order to be developed. Development projects typically take several years from the time of recording proved undeveloped reserves to the start of production and can exceed five years for large and complex projects. Proved undeveloped reserves in the United States, Canada, Australia, and Kazakhstan have remained undeveloped for five years or more primarily due to constraints on the capacity of infrastructure, as well as the time required to complete development for very large projects. The Corporation is reasonably certain that these proved reserves will be produced; however, the timing and amount recovered can be affected by a number of factors including completion of development projects, reservoir performance, regulatory approvals, government policies, consumer preferences, the pace of co-venturer/government funding, changes in the amount and timing of capital investments, and significant changes in long-term oil and natural gas price levels. Of the proved undeveloped reserves that have been reported for five or more years, over 80 percent are contained in the aforementioned countries. In Canada, proved undeveloped reserves are related to drilling activities in the offshore Hebron field and onshore Cold Lake operations. In Australia, proved undeveloped reserves are associated with future compression for the Gorgon Jansz LNG project. In Kazakhstan, the proved undeveloped reserves are related to the remainder of the Tengizchevroil joint venture development that includes a production license in the Tengiz - Korolev field complex. The Tengizchevroil joint venture is producing, and proved undeveloped reserves will continue to move to proved developed as approved development phases progress.

3. Oil and Gas Production, Production Prices and Production Costs

A. Oil and Gas Production

The table below summarizes production by final product sold and by geographic area for the last three years.

	2019		2018		2017
	(thousands of barrels daily)
Crude oil and natural gas liquids production	Crude Oil	NGL	Crude Oil	NGL	Crude Oil	NGL
Consolidated Subsidiaries
United States	461	131	395	101	361	96
Canada/Other Americas (1)	87	4	62	6	44	6
Europe	84	21	101	27	147	31
Africa	360	12	377	10	412	11
Asia	432	22	398	25	373	26
Australia/Oceania	30	15	31	16	35	19
Total Consolidated Subsidiaries	1,454	205	1,364	185	1,372	189

Equity Companies
United States	52	2	54	1	55	2
Europe	3	-	4	-	4	-
Asia	232	62	226	62	235	64
Total Equity Companies	287	64	284	63	294	66

Total crude oil and natural gas liquids production	1,741	269	1,648	248	1,666	255

Bitumen production
Consolidated Subsidiaries
Canada/Other Americas	311		310		305

Synthetic oil production
Consolidated Subsidiaries
Canada/Other Americas	65		60		57

Total liquids production	2,386		2,266		2,283

	(millions of cubic feet daily)
Natural gas production available for sale
Consolidated Subsidiaries
United States	2,756		2,550		2,910
Canada/Other Americas (1)	258		227		218
Europe	808		925		1,046
Africa	7		13		5
Asia	851		838		906
Australia/Oceania	1,319		1,325		1,310
Total Consolidated Subsidiaries	5,999		5,878		6,395

Equity Companies
United States	22		24		26
Europe	649		728		902
Asia	2,724		2,775		2,888
Total Equity Companies	3,395		3,527		3,816
Total natural gas production available for sale	9,394		9,405		10,211

	(thousands of oil-equivalent barrels daily)
Oil-equivalent production	3,952		3,833		3,985

(1)Other Americas includes crude oil production for 2019 and 2018 of two thousand barrels daily and natural gas production available for sale for 2019, 2018 and 2017 of 36 million, 28 million, and 24 million cubic feet daily, respectively.

B. Production Prices and Production Costs

The table below summarizes average production prices and average production costs by geographic area and by product type for the last three years.

		Canada/
	United	Other				Australia/
	States	Americas	Europe	Africa	Asia	Oceania	Total
During 2019	(dollars per unit)
Consolidated Subsidiaries
Average production prices
Crude oil, per barrel	54.41	59.39	63.59	65.64	64.14	61.08	61.04
NGL, per barrel	18.94	16.59	30.56	41.41	24.64	30.55	22.85
Natural gas, per thousand cubic feet	1.54	1.44	4.50	1.49	2.07	6.26	3.05
Bitumen, per barrel	-	36.25	-	-	-	-	36.25
Synthetic oil, per barrel	-	56.18	-	-	-	-	56.18
Average production costs, per oil-equivalent barrel - total	12.25	23.41	13.69	17.51	7.34	6.60	13.43
Average production costs, per barrel - bitumen	-	24.18	-	-	-	-	24.18
Average production costs, per barrel - synthetic oil	-	40.38	-	-	-	-	40.38

Equity Companies
Average production prices
Crude oil, per barrel	60.95	-	58.72	-	58.74	-	59.15
NGL, per barrel	15.63	-	-	-	36.28	-	35.76
Natural gas, per thousand cubic feet	1.75	-	5.01	-	5.24	-	5.17
Average production costs, per oil-equivalent barrel - total	28.17	-	14.04	-	2.03	-	5.16

Total
Average production prices
Crude oil, per barrel	55.08	59.39	63.41	65.64	62.27	61.08	60.73
NGL, per barrel	18.90	16.59	30.56	41.41	33.23	30.55	25.89
Natural gas, per thousand cubic feet	1.54	1.44	4.73	1.49	4.49	6.26	3.82
Bitumen, per barrel	-	36.25	-	-	-	-	36.25
Synthetic oil, per barrel	-	56.18	-	-	-	-	56.18
Average production costs, per oil-equivalent barrel - total	13.08	23.41	13.80	17.56	4.39	6.60	11.51
Average production costs, per barrel - bitumen	-	24.18	-	-	-	-	24.18
Average production costs, per barrel - synthetic oil	-	40.38	-	-	-	-	40.38

During 2018
Consolidated Subsidiaries
Average production prices
Crude oil, per barrel	59.84	64.53	69.80	70.84	69.86	66.89	66.91
NGL, per barrel	30.78	37.27	38.53	47.10	26.30	36.34	32.88
Natural gas, per thousand cubic feet	2.14	1.68	6.97	1.96	2.33	6.39	3.87
Bitumen, per barrel	-	28.66	-	-	-	-	28.66
Synthetic oil, per barrel	-	54.85	-	-	-	-	54.85
Average production costs, per oil-equivalent barrel - total	11.64	24.32	13.07	17.28	7.31	6.94	13.34
Average production costs, per barrel - bitumen	-	22.93	-	-	-	-	22.93
Average production costs, per barrel - synthetic oil	-	45.33	-	-	-	-	45.33

Equity Companies
Average production prices
Crude oil, per barrel	66.30	-	63.92	-	67.31	-	67.07
NGL, per barrel	27.16	-	-	-	45.10	-	44.64
Natural gas, per thousand cubic feet	2.19	-	5.03	-	6.31	-	6.01
Average production costs, per oil-equivalent barrel - total	24.71	-	16.30	-	1.49	-	4.96

Total
Average production prices
Crude oil, per barrel	60.61	64.53	69.57	70.84	68.92	66.89	66.93
NGL, per barrel	30.72	37.27	38.53	47.10	39.69	36.34	35.85
Natural gas, per thousand cubic feet	2.14	1.68	6.11	1.96	5.38	6.39	4.67
Bitumen, per barrel	-	28.66	-	-	-	-	28.66
Synthetic oil, per barrel	-	54.85	-	-	-	-	54.85
Average production costs, per oil-equivalent barrel - total	12.43	24.32	14.06	17.31	3.98	6.94	11.29
Average production costs, per barrel - bitumen	-	22.93	-	-	-	-	22.93
Average production costs, per barrel - synthetic oil	-	45.33	-	-	-	-	45.33

		Canada/
	United	Other				Australia/
	States	Americas	Europe	Africa	Asia	Oceania	Total
During 2017	(dollars per unit)
Consolidated Subsidiaries
Average production prices
Crude oil, per barrel	46.71	52.42	52.02	54.70	53.26	53.61	51.88
NGL, per barrel	24.20	27.07	30.96	37.38	22.69	33.15	26.88
Natural gas, per thousand cubic feet	2.03	2.03	5.48	1.51	2.05	4.22	3.04
Bitumen, per barrel	-	29.70	-	-	-	-	29.70
Synthetic oil, per barrel	-	52.72	-	-	-	-	52.72
Average production costs, per oil-equivalent barrel - total	10.85	23.44	12.25	13.33	8.07	6.30	12.33
Average production costs, per barrel - bitumen	-	21.39	-	-	-	-	21.39
Average production costs, per barrel - synthetic oil	-	44.21	-	-	-	-	44.21

Equity Companies
Average production prices
Crude oil, per barrel	49.13	-	47.69	-	50.27	-	50.02
NGL, per barrel	21.78	-	-	-	38.23	-	37.81
Natural gas, per thousand cubic feet	2.42	-	4.81	-	4.15	-	4.30
Average production costs, per oil-equivalent barrel - total	23.38	-	7.45	-	1.18	-	3.51

Total
Average production prices
Crude oil, per barrel	47.03	52.42	51.91	54.70	52.12	53.61	51.56
NGL, per barrel	24.16	27.07	30.96	37.38	33.79	33.15	29.70
Natural gas, per thousand cubic feet	2.03	2.03	5.17	1.51	3.65	4.22	3.51
Bitumen, per barrel	-	29.70	-	-	-	-	29.70
Synthetic oil, per barrel	-	52.72	-	-	-	-	52.72
Average production costs, per oil-equivalent barrel - total	11.61	23.44	10.79	13.33	4.02	6.30	10.12
Average production costs, per barrel - bitumen	-	21.39	-	-	-	-	21.39
Average production costs, per barrel - synthetic oil	-	44.21	-	-	-	-	44.21

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

4. Drilling and Other Exploratory and Development Activities

A. Number of Net Productive and Dry Wells Drilled

	2019	2018	2017

Net Productive Exploratory Wells Drilled
Consolidated Subsidiaries
United States	3	1	-
Canada/Other Americas	6	4	5
Europe	1	-	-
Africa	-	1	1
Asia	-	-	-
Australia/Oceania	1	1	-
Total Consolidated Subsidiaries	11	7	6

Equity Companies
United States	-	-	-
Europe	-	-	-
Africa	-	-	-
Asia	-	-	-
Total Equity Companies	-	-	-
Total productive exploratory wells drilled	11	7	6

Net Dry Exploratory Wells Drilled
Consolidated Subsidiaries
United States	-	3	-
Canada/Other Americas	1	-	-
Europe	1	1	-
Africa	-	-	2
Asia	-	-	-
Australia/Oceania	1	2	-
Total Consolidated Subsidiaries	3	6	2

Equity Companies
United States	-	-	-
Europe	-	-	-
Africa	-	-	-
Asia	-	-	1
Total Equity Companies	-	-	1
Total dry exploratory wells drilled	3	6	3

	2019	2018	2017

Net Productive Development Wells Drilled
Consolidated Subsidiaries
United States	618	389	300
Canada/Other Americas	49	32	12
Europe	3	3	6
Africa	4	1	6
Asia	12	14	15
Australia/Oceania	-	-	1
Total Consolidated Subsidiaries	686	439	340

Equity Companies
United States	199	168	154
Europe	-	3	1
Africa	-	-	-
Asia	9	6	3
Total Equity Companies	208	177	158
Total productive development wells drilled	894	616	498

Net Dry Development Wells Drilled
Consolidated Subsidiaries
United States	8	4	4
Canada/Other Americas	-	1	-
Europe	-	-	1
Africa	1	1	-
Asia	-	-	-
Australia/Oceania	-	-	-
Total Consolidated Subsidiaries	9	6	5

Equity Companies
United States	-	-	-
Europe	-	-	-
Africa	-	-	-
Asia	-	-	-
Total Equity Companies	-	-	-
Total dry development wells drilled	9	6	5

Total number of net wells drilled	917	635	512

B. Exploratory and Development Activities Regarding Oil and Gas Resources Extracted by Mining Technologies

Syncrude Operations. Syncrude is a joint venture established to recover shallow deposits of oil sands using open-pit mining methods to extract the crude bitumen, and then upgrade it to produce a high-quality, light (32 degrees API), sweet, synthetic crude oil. Imperial Oil Limited is the owner of a 25 percent interest in the joint venture. Exxon Mobil Corporation has a 69.6 percent interest in Imperial Oil Limited. In 2019, the company’s share of net production of synthetic crude oil was about 65 thousand barrels per day and share of net acreage was about 63 thousand acres in the Athabasca oil sands deposit.

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

Kearl is located approximately 40 miles north of Fort McMurray, Alberta, Canada. Bitumen is extracted from oil sands and processed through bitumen extraction and froth treatment trains. The product, a blend of bitumen and diluent, is shipped to our refineries and to other third parties. Diluent is natural gas condensate or other light hydrocarbons added to the crude bitumen to facilitate transportation by pipeline and rail. During 2019, average net production at Kearl was about 197 thousand barrels per day.

5. Present Activities

A. Wells Drilling

	Year-End 2019		Year-End 2018
	Gross	Net	Gross	Net
Wells Drilling
Consolidated Subsidiaries
United States	1,133	704	997	491
Canada/Other Americas	27	20	41	32
Europe	16	7	13	3
Africa	4	1	5	1
Asia	46	14	50	14
Australia/Oceania	14	4	4	2
Total Consolidated Subsidiaries	1,240	750	1,110	543

Equity Companies
United States	3	1	7	1
Europe	-	-	1	1
Africa	6	1	-	-
Asia	11	3	17	4
Total Equity Companies	20	5	25	6
Total gross and net wells drilling	1,260	755	1,135	549

B. Review of Principal Ongoing Activities

UNITED STATES

ExxonMobil’s year-end 2019 acreage holdings totaled 11.5 million net acres, of which 0.6 million net acres were offshore. ExxonMobil was active in areas onshore and offshore in the lower 48 states and in Alaska. The Golden Pass liquefied natural gas export project was funded in 2019.

During the year, 815.6 net exploration and development wells were completed in the inland lower 48 states. Development activities focused on liquids-rich opportunities in the onshore U.S., primarily in the Permian Basin of West Texas and New Mexico and the Bakken oil play in North Dakota. In addition, gas development activities continued in the Marcellus Shale of Pennsylvania and West Virginia, the Utica Shale of Ohio and the Haynesville Shale of East Texas and Louisiana.

ExxonMobil’s net acreage in the Gulf of Mexico at year-end 2019 was 0.5 million acres. A total of 0.9 net exploration and development wells were completed during the year.

Participation in Alaska production and development continued with a total of 11.6 net development wells completed.

CANADA / OTHER AMERICAS

Canada

Oil and Gas Operations: ExxonMobil’s year-end 2019 acreage holdings totaled 6.8 million net acres, of which 3.9 million net acres were offshore. A total of 29.7 net development wells were completed during the year.

In Situ Bitumen Operations: ExxonMobil’s year-end 2019 in situ bitumen acreage holdings totaled 0.6 million net onshore acres. A total of 14 net development wells at Cold Lake were completed during the year.

Argentina

ExxonMobil’s net acreage totaled 2.9 million acres, of which 2.6 million net acres were offshore at year-end 2019. During the year, a total of 4.2 net exploration and development wells were completed. In 2019, ExxonMobil acquired approximately 2.6 million net acres in three offshore blocks located in the Malvinas Basin.

Guyana

ExxonMobil’s net acreage totaled 4.6 million offshore acres at year-end 2019. During the year, 6.3 net exploration and development wells were completed. The Liza Phase 1 project started up in December 2019, and the Liza Phase 2 project was funded in 2019.

EUROPE

Germany

ExxonMobil’s net acreage totaled 2.2 million onshore acres at year-end 2019. During the year, 0.7 net exploration and development wells were completed.

Netherlands

ExxonMobil’s net interest in licenses totaled approximately 1.5 million acres, of which 1.1 million acres were onshore at year-end 2019. In 2018, the Dutch Cabinet notified Parliament of its intention to further reduce previously legislated Groningen gas extraction in response to seismic events over the last several years. Affiliates of the Corporation and their partners have actively been in discussions with the government on the associated implementation measures, which resulted in a signed Heads of Agreement in 2018 followed by the execution of additional implementation agreements. In 2019, the Dutch Cabinet informed Parliament of its intention to further reduce Groningen gas extraction and terminate production in 2022.

United Kingdom

ExxonMobil’s net interest in licenses totaled approximately 0.3 million offshore acres at year-end 2019. During the year, a total of 0.4 net development wells were completed. Development activities continued on the Penguins Redevelopment project.

AFRICA

Angola

ExxonMobil’s net acreage totaled 0.2 million offshore acres at year-end 2019. During the year, a total of 1.3 net development wells were completed. On Block 32, the Kaombo Split Hub Sul floating production storage and offloading (FPSO) vessel started up in April 2019, and the Norte FPSO started up in 2018.

Chad

ExxonMobil’s net acreage holdings totaled 46 thousand onshore acres at year-end 2019.

Equatorial Guinea

ExxonMobil’s net acreage totaled 0.5 million offshore acres at year-end 2019. During the year, a total of 2.4 net development wells were completed.

Mozambique

ExxonMobil’s net acreage totaled approximately 1.8 million offshore acres at year-end 2019. In 2019, ExxonMobil relinquished approximately 0.8 million net acres as the Company reduced its working interest in Area 5 offshore blocks, Angoche A5-B, Zambezi Z5-C, and Zambezi Z5-D. Development activities continued on the Coral South Floating LNG project during the year.

Nigeria

ExxonMobil’s net acreage totaled 0.9 million offshore acres at year-end 2019. During the year, a total of 1.3 net exploration and development wells were completed.

ASIA

Azerbaijan

ExxonMobil's net acreage totaled 7 thousand offshore acres at year-end 2019. During the year, a total of 0.7 net development wells were completed.

Indonesia

ExxonMobil’s net acreage totaled 0.1 million onshore acres at year-end 2019. The Kedung Keris project started up in November 2019.

Iraq

ExxonMobil’s net acreage totaled 0.1 million onshore acres at year-end 2019. During the year, a total of 2.6 net development wells were completed at the West Qurna Phase I oil field. Oil field rehabilitation activities continued during 2019 and across the life of this project will include drilling of new wells, working over of existing wells, and optimization and debottlenecking of existing facilities. In the Kurdistan Region of Iraq, ExxonMobil has continued exploration activities.

Kazakhstan

ExxonMobil’s net acreage totaled 0.3 million acres, of which 0.2 million net acres were offshore at year-end 2019. During the year, a total of 9.5 net development wells were completed. Development activities continued on the Tengiz Expansion project.

Malaysia

ExxonMobil’s interests in production sharing contracts covered 2.4 million net acres offshore at year-end 2019.

Qatar

Through our joint ventures with Qatar Petroleum, ExxonMobil’s net acreage totaled 65 thousand acres offshore at year-end 2019. ExxonMobil participated in 62.2 million tonnes per year gross liquefied natural gas capacity and 2.0 billion cubic feet per day of flowing gas capacity at year-end. Development activities continued on the Barzan project during the year.

Russia

ExxonMobil’s net acreage holdings in Sakhalin totaled 85 thousand offshore acres at year-end 2019. During the year, a total of 2.1 net development wells were completed.

Thailand

ExxonMobil’s net onshore acreage in Thailand concessions totaled 21 thousand acres at year-end 2019.

United Arab Emirates

ExxonMobil’s net acreage in the Abu Dhabi offshore Upper Zakum oil concession was 81 thousand acres at year-end 2019. During the year, a total of 5.3 net development wells were completed. Commissioning activities continued on the Upper Zakum 750 project, while development activities progressed on the Upper Zakum 1 MBD project.

AUSTRALIA / OCEANIA

Australia

ExxonMobil’s net acreage totaled 1.8 million acres offshore and 10 thousand acres onshore at year-end 2019. During the year, a total of 1.0 net exploration well was completed in the Bass Strait. Development activities continued on the West Barracouta project during the year.

The co-venturer-operated Gorgon Jansz liquefied natural gas (LNG) development consists of a subsea infrastructure for offshore production and transportation of the gas, a 15.6 million tonnes per year LNG facility and a 280 million cubic feet per day domestic gas plant located on Barrow Island, Western Australia. Development activities continued on the Gorgon Stage 2 project during the year.

Papua New Guinea

ExxonMobil’s net acreage totaled 6.9 million acres, of which 3.3 million net acres were offshore at year-end 2019. During the year, a total of 1.2 net exploration and development wells were completed. In 2019, ExxonMobil relinquished approximately 3 million net acres as the Company reduced its working interest, primarily in deepwater offshore licenses. The Papua New Guinea (PNG) liquefied natural gas integrated development includes gas production and processing facilities in the southern PNG Highlands, onshore and offshore pipelines, and a 6.9 million tonnes per year liquefied natural gas facility near Port Moresby.

WORLDWIDE EXPLORATION

At year-end 2019, exploration activities were under way in several areas in which ExxonMobil has no established production operations and thus are not included above. A total of 41.5 million net acres were held at year-end 2019 and 2.7 net exploration wells were completed during the year in these countries.

6. Delivery Commitments

ExxonMobil sells crude oil and natural gas from its producing operations under a variety of contractual obligations, some of which may specify the delivery of a fixed and determinable quantity for periods longer than one year. ExxonMobil also enters into natural gas sales contracts where the source of the natural gas used to fulfill the contract can be a combination of our own production and the spot market. Worldwide, we are contractually committed to deliver approximately 44 million barrels of oil and 2,500 billion cubic feet of natural gas for the period from 2020 through 2022. We expect to fulfill the majority of these delivery commitments with production from our proved developed reserves. Any remaining commitments will be fulfilled with production from our proved undeveloped reserves and purchases on the open market as necessary.

7. Oil and Gas Properties, Wells, Operations and Acreage

A. Gross and Net Productive Wells

	Year-End 2019				Year-End 2018
	Oil		Gas		Oil		Gas
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Gross and Net Productive Wells
Consolidated Subsidiaries
United States	20,559	8,502	21,893	13,182	20,996	8,460	25,061	14,396
Canada/Other Americas	4,905	4,724	3,441	1,347	5,037	4,781	4,262	1,650
Europe	741	207	517	236	981	256	648	261
Africa	1,191	456	13	5	1,221	472	12	5
Asia	943	301	133	79	891	286	133	79
Australia/Oceania	582	120	87	36	577	123	81	33
Total Consolidated Subsidiaries	28,921	14,310	26,084	14,885	29,703	14,378	30,197	16,424

Equity Companies
United States	12,947	5,328	4,500	577	13,126	5,398	4,503	577
Europe	57	20	561	175	57	20	602	187
Asia	194	49	126	30	164	41	126	30
Total Equity Companies	13,198	5,397	5,187	782	13,347	5,459	5,231	794
Total gross and net productive wells	42,119	19,707	31,271	15,667	43,050	19,837	35,428	17,218

There were 27,532 gross and 23,857 net operated wells at year-end 2019 and 28,847 gross and 24,696 net operated wells at year-end 2018. The number of wells with multiple completions was 1,023 gross in 2019 and 947 gross in 2018.

B. Gross and Net Developed Acreage

	Year-End 2019		Year-End 2018
	Gross	Net	Gross	Net
	(thousands of acres)
Gross and Net Developed Acreage
Consolidated Subsidiaries
United States	13,283	8,097	13,900	8,399
Canada/Other Americas (1)	3,020	2,100	3,596	2,325
Europe	2,229	1,182	2,937	1,315
Africa	2,409	832	2,492	866
Asia	1,938	561	1,939	563
Australia/Oceania	3,262	1,068	3,262	1,068
Total Consolidated Subsidiaries	26,141	13,840	28,126	14,536

Equity Companies
United States	926	207	929	208
Europe	4,069	1,280	4,110	1,287
Asia	628	155	628	155
Total Equity Companies	5,623	1,642	5,667	1,650
Total gross and net developed acreage	31,764	15,482	33,793	16,186

(1)Includes developed acreage in Other Americas of 472 gross and 295 net thousands of acres for 2019 and 375 gross and 244 net thousands of acres for 2018.

Separate acreage data for oil and gas are not maintained because, in many instances, both are produced from the same acreage.

C. Gross and Net Undeveloped Acreage

	Year-End 2019		Year-End 2018
	Gross	Net	Gross	Net
	(thousands of acres)
Gross and Net Undeveloped Acreage
Consolidated Subsidiaries
United States	7,123	3,146	7,421	3,427
Canada/Other Americas (1)	36,509	17,950	34,932	15,340
Europe	18,212	7,619	9,168	4,191
Africa	56,049	32,449	44,556	24,000
Asia	6,880	2,911	7,195	2,964
Australia/Oceania	14,773	7,689	15,337	10,756
Total Consolidated Subsidiaries	139,546	71,764	118,609	60,678

Equity Companies
United States	189	73	203	76
Europe	366	105	100	25
Africa	596	149	596	149
Asia	73	5	73	5
Total Equity Companies	1,224	332	972	255
Total gross and net undeveloped acreage	140,770	72,096	119,581	60,933

(1)Includes undeveloped acreage in Other Americas of 25,327 gross and 12,065 net thousands of acres for 2019 and 23,872 gross and 9,595 net thousands of acres for 2018.

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

Argentina

The Federal Hydrocarbon Law was amended in 2014. Pursuant to the amended law, the production term for an onshore unconventional concession is 35 years, and 25 years for a conventional concession, with unlimited ten-year extensions possible, once a field has been developed. In 2019, the government granted three offshore exploration licenses, with terms of eight years, divided into two exploration periods of four years, with an optional extension of five years for each license. Three onshore exploration concessions were initially granted prior to the amendment and are governed under Provincial Law with expiration terms between 2020 and 2022.

Guyana

The Petroleum (Exploration and Production) Act authorizes the government of Guyana to grant petroleum prospecting and production licenses and to enter into petroleum agreements for the exploration and production of hydrocarbons. Petroleum agreements provide for an exploration period of up to 10 years and a production period of 20 years, with a 10 year extension.

EUROPE

Germany

Exploration concessions are granted for an initial maximum period of five years, with an unlimited number of extensions up to three years each. Extensions are subject to specific minimum work commitments. Production licenses are normally granted for 20 to 25 years with multiple possible extensions subject to production on the license.

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

United Kingdom

Acreage terms are fixed by the government and are periodically changed. For example, many of the early licenses issued under the first four licensing rounds provided an initial term of six years with relinquishment of at least one-half of the original area at the end of the initial term, subject to extension for a further 40 years. At the end of any such 40-year term, licenses may continue in producing areas until cessation of production; or licenses may continue in development areas for periods agreed on a case-by-case basis until they become producing areas; or licenses terminate in all other areas. The majority of traditional licenses currently issued have an initial exploration term of four years with a second term extension of four years, and a final production term of 18 years, with a mandatory relinquishment of 50 percent of the acreage after the initial term and of all acreage that is not covered by a development plan at the end of the second term.

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

Mozambique

Exploration and production activities are generally governed by concession contracts with the Government of the Republic of Mozambique, represented by the Ministry of Mineral Resources and Energy. An interest in Area 4 offshore Mozambique was acquired in 2017. Terms for Area 4 are governed by the Exploration and Production Concession Contract (EPCC) for Area 4 Offshore of the Rovuma Block. The EPCC expires 30 years after an approved plan of development becomes effective for a given discovery area.

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

Indonesia

Exploration and production activities in Indonesia are generally governed by cooperation contracts, usually in the form of a production sharing contract (PSC), negotiated with BPMIGAS, a government agency established in 2002 to manage upstream oil and gas activities. In 2012, Indonesia’s Constitutional Court ruled certain articles of law relating to BPMIGAS to be unconstitutional, but stated that all existing PSCs signed with BPMIGAS should remain in force until their expiry, and the functions and duties previously performed by BPMIGAS are to be carried out by the relevant Ministry of the Government of Indonesia until the promulgation of a new oil and gas law. By presidential decree, SKKMIGAS became the interim successor to BPMIGAS. The current PSCs have an exploration period of six years, which can be extended up to 10 years, and an exploitation period of 20 years. PSCs generally require the contractor to relinquish 10 to 20 percent of the contract area after three years and generally allow the contractor to retain no more than 50 to 80 percent of the original contract area after six years, depending on the acreage and terms.

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

Russia

Terms for ExxonMobil’s Sakhalin acreage are fixed by the current production sharing agreement between the Russian government and the Sakhalin-1 consortium, of which ExxonMobil is the operator.

Thailand

The Petroleum Act of 1971 allows production under ExxonMobil’s concessions for 30 years with a ten-year extension at terms generally prevalent at the time. The term of one of the two concessions expires in 2021.

United Arab Emirates

An interest in the development and production activities of the offshore Upper Zakum field was acquired in 2006. In 2017 the governing agreements were extended to 2051.

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

Refining Capacity At Year-End 2019 (1)

		ExxonMobil	ExxonMobil
		Share KBD (2)	Interest %
United States
Joliet	Illinois	236	100
Baton Rouge	Louisiana	518	100
Billings	Montana	60	100
Baytown	Texas	561	100
Beaumont	Texas	369	100
Total United States		1,744

Canada
Strathcona	Alberta	191	69.6
Nanticoke	Ontario	113	69.6
Sarnia	Ontario	119	69.6
Total Canada		423

Europe
Antwerp	Belgium	307	100
Fos-sur-Mer	France	133	82.9
Gravenchon	France	240	82.9
Karlsruhe	Germany	78	25
Trecate	Italy	132	75.3
Rotterdam	Netherlands	192	100
Slagen	Norway	116	100
Fawley	United Kingdom	262	100
Total Europe		1,460

Asia Pacific
Altona	Australia	86	100
Fujian	China	67	25
Jurong/PAC	Singapore	592	100
Sriracha	Thailand	167	66
Total Asia Pacific		912

Middle East
Yanbu	Saudi Arabia	200	50

Total Worldwide		4,739

(1)Capacity data is based on 100 percent of rated refinery process unit stream-day capacities under normal operating conditions, less the impact of shutdowns for regular repair and maintenance activities, averaged over an extended period of time. The listing excludes refining capacity for a minor interest held through equity securities in New Zealand, and the Laffan Refinery in Qatar for which results are reported in the Upstream segment.

(2)Thousands of barrels per day (KBD). ExxonMobil share reflects 100 percent of atmospheric distillation capacity in operations of ExxonMobil and majority-owned subsidiaries. For companies owned 50 percent or less, ExxonMobil share is the greater of ExxonMobil’s interest or that portion of distillation capacity normally available to ExxonMobil.

The marketing operations sell products and services throughout the world through our Exxon, Esso and Mobil brands.

Retail Sites At Year-End 2019

United States
Owned/leased	-
Distributors/resellers	10,830
Total United States	10,830

Canada
Owned/leased	-
Distributors/resellers	2,175
Total Canada	2,175

Europe
Owned/leased	197
Distributors/resellers	5,743
Total Europe	5,940

Asia Pacific
Owned/leased	567
Distributors/resellers	1,134
Total Asia Pacific	1,701

Latin America
Owned/leased	-
Distributors/resellers	348
Total Latin America	348

Middle East/Africa
Owned/leased	225
Distributors/resellers	190
Total Middle East/Africa	415

Worldwide
Owned/leased	989
Distributors/resellers	20,420
Total Worldwide	21,409

Information with regard to the Chemical segment follows:

ExxonMobil’s Chemical segment manufactures and sells petrochemicals. The Chemical business supplies olefins, polyolefins, aromatics, and a wide variety of other petrochemicals.

Chemical Complex Capacity At Year-End 2019 (1)

						ExxonMobil
		Ethylene	Polyethylene	Polypropylene	Paraxylene	Interest %
		(millions of metric tons per year)
North America
Baton Rouge	Louisiana	1.1	1.3	0.4	-	100
Baytown	Texas	3.8	-	0.7	0.6	100
Beaumont	Texas	0.9	1.7	-	0.3	100
Mont Belvieu	Texas	-	2.3	-	-	100
Sarnia	Ontario	0.3	0.5	-	-	69.6
Total North America		6.1	5.8	1.1	0.9

Europe
Antwerp	Belgium	-	0.4	-	-	100
Fife	United Kingdom	0.4	-	-	-	50
Gravenchon	France	0.4	0.4	0.3	-	100
Meerhout	Belgium	-	0.5	-	-	100
Rotterdam	Netherlands	-	-	-	0.7	100
Total Europe		0.8	1.3	0.3	0.7

Middle East
Al Jubail	Saudi Arabia	0.6	0.7	-	-	50
Yanbu	Saudi Arabia	1.0	0.7	0.2	-	50
Total Middle East		1.6	1.4	0.2	-

Asia Pacific
Fujian	China	0.3	0.2	0.2	0.2	25
Singapore	Singapore	1.9	1.9	0.9	1.8	100
Sriracha	Thailand	-	-	-	0.5	66
Total Asia Pacific		2.2	2.1	1.1	2.5

Total Worldwide		10.7	10.6	2.7	4.1

(1)Capacity reflects 100 percent for operations of ExxonMobil and majority-owned subsidiaries. For companies owned 50 percent or less, capacity is ExxonMobil’s interest.

Item 3. Legal Proceedings

Regarding a matter last reported in the Corporation’s Form 10-Q for the third quarter of 2019, on December 31, 2019, the United States Federal District Court, Northern District of Texas (the Federal Court), vacated the civil penalty assessed by the United States Department of Treasury, Office of Foreign Assets Control (OFAC) against Exxon Mobil Corporation, ExxonMobil Development Company and ExxonMobil Oil Corporation on July 20, 2017, for allegedly violating the Ukraine-Related Sanctions Regulations, 31 C.F.R. part 589. The civil penalty vacated by the Federal Court was in the amount of $2,000,000. OFAC is currently determining whether to appeal the Federal Court’s order to the 5th Circuit Court of Appeals.

Refer to the relevant portions of “Note 16: Litigation and Other Contingencies” of the Financial Section of this report for additional information on legal proceedings.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Information about our Executive Officers

(positions and ages as of February 26, 2020)

Darren W. Woods	Chairman of the Board

Held current title since:	January 1, 2017	Age: 55

Mr. Darren W. Woods was Senior Vice President of Exxon Mobil Corporation June 1, 2014 – December 31, 2015. He became a Director and President of Exxon Mobil Corporation on January 1, 2016, and Chairman of the Board and Chief Executive Officer on January 1, 2017, positions he continues to hold as of this filing date.

Neil A. Chapman	Senior Vice President

Held current title since:	January 1, 2018	Age: 57

Mr. Neil A. Chapman was President of ExxonMobil Chemical Company and Vice President of Exxon Mobil Corporation January 1, 2015 – December 31, 2017. He became Senior Vice President of Exxon Mobil Corporation on January 1, 2018, a position he continues to hold as of this filing date.

Andrew P. Swiger	Senior Vice President

Held current title since:	April 1, 2009	Age: 63
Mr. Andrew P. Swiger became Senior Vice President of Exxon Mobil Corporation on April 1, 2009, a position he continues to hold as of this filing date.

Jack P. Williams, Jr.	Senior Vice President

Held current title since:	June 1, 2014	Age: 56
Mr. Jack P. Williams, Jr. became Senior Vice President of Exxon Mobil Corporation on June 1, 2014, a position he continues to hold as of this filing date.

Linda D. DuCharme	President, ExxonMobil Upstream Integrated Solutions Company

Held current title since:	April 1, 2019	Age: 55

Ms. Linda D. DuCharme was Vice President, Europe, Russia and Caspian for ExxonMobil Gas & Power Marketing Company February 1, 2011 – June 30, 2015. She was Vice President, Americas, Africa and Asia, ExxonMobil Gas & Power Marketing Company July 1, 2015 – July 31, 2016. She was President of ExxonMobil Global Services Company August 1, 2016 – March 31, 2019. She became President of ExxonMobil Upstream Integrated Solutions Company on April 1, 2019, a position she continues to hold as of this filing date.

Neil W. Duffin	President, ExxonMobil Global Projects Company

Held current title since:	April 1, 2019	Age: 63

Mr. Neil W. Duffin was President of ExxonMobil Development Company April 13, 2007 – December 31, 2016. He was President of ExxonMobil Production Company and Vice President of Exxon Mobil Corporation January 1, 2017 – March 31, 2019. He became President of ExxonMobil Global Projects Company on April 1, 2019, a position he continues to hold as of this filing date.

Randall M. Ebner	Vice President and General Counsel

Held current title since:	November 1, 2016	Age: 64

Mr. Randall M. Ebner was Assistant General Counsel of Exxon Mobil Corporation January 1, 2009 – October 31, 2016. He became Vice President and General Counsel of Exxon Mobil Corporation on November 1, 2016, positions he continues to hold as of this filing date.

Stephen M. Greenlee	Vice President

Held current title since:	September 1, 2010	Age: 62

Mr. Stephen M. Greenlee was President of ExxonMobil Exploration Company and Vice President of Exxon Mobil Corporation September 1, 2010 – March 31, 2019. He became President of ExxonMobil Upstream Business Development Company and Vice President of Exxon Mobil Corporation on April 1, 2019, positions he continues to hold as of this filing date.

Neil A. Hansen	Vice President – Investor Relations and Secretary

Held current title since:	July 1, 2018	Age: 45

Mr. Neil A. Hansen was Thailand Lead Country Manager and Business Services Manager, Esso (Thailand) Public Company Ltd. July 1, 2014 – March 31, 2017. He was Controller, ExxonMobil Fuels, Lubricants & Specialties Marketing Company April 1, 2017 – December 31, 2017. He was Value Chain Controller, ExxonMobil Fuels & Lubricants Company January 1, 2018 – June 30, 2018. He became Vice President – Investor Relations and Secretary of Exxon Mobil Corporation on July 1, 2018, positions he continues to hold as of this filing date.

Liam M. Mallon	Vice President

Held current title since:	April 1, 2019	Age: 57

Mr. Liam M. Mallon was Executive Vice President, ExxonMobil Development Company February 1, 2014 – December 31, 2016. He was President of ExxonMobil Development Company January 1, 2017 – March 31, 2019. He became President of ExxonMobil Upstream Oil & Gas Company and Vice President of Exxon Mobil Corporation on April 1, 2019, positions he continues to hold as of this filing date.

Karen T. McKee	Vice President

Held current title since:	April 1, 2019	Age: 53

Ms. Karen T. McKee was Vice President, Basic Chemicals, ExxonMobil Chemical Company. May 1, 2014 – July 31, 2017. She was Senior Vice President, Basic Chemicals, Integration & Growth, ExxonMobil Chemical Company August 1, 2017 – March 31, 2019. She became President of ExxonMobil Chemical Company and Vice President of Exxon Mobil Corporation on April 1, 2019, positions she continues to hold as of this filing date.

Bryan W. Milton	Vice President

Held current title since:	August 1, 2016	Age: 55

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

David S. Rosenthal	Vice President and Controller

Held current title since:	October 1, 2008 (Vice President) September 1, 2014 (Controller)	Age: 63

Mr. David S. Rosenthal was Vice President – Investor Relations and Secretary of Exxon Mobil Corporation October 1, 2008 – August 31, 2014. He became Vice President and Controller of Exxon Mobil Corporation on September 1, 2014, positions he continues to hold as of this filing date.

Robert N. Schleckser	Vice President and Treasurer

Held current title since:	May 1, 2011	Age: 63
Mr. Robert N. Schleckser became Vice President and Treasurer of Exxon Mobil Corporation on May 1, 2011, positions he continues to hold as of this filing date.

James M. Spellings, Jr.	Vice President and General Tax Counsel

Held current title since:	March 1, 2010	Age: 58
Mr. James M. Spellings, Jr. became Vice President and General Tax Counsel of Exxon Mobil Corporation on March 1, 2010, positions he continues to hold as of this filing date.

Theodore J. Wojnar, Jr.	Vice President – Corporate Strategic Planning

Held current title since:	August 1, 2017	Age: 60

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

Issuer Purchases of Equity Securities for Quarter Ended December 31, 2019
Total Number of
Shares
			Purchased as	Maximum Number
			Part of Publicly	of Shares that May
	Total Number of	Average Price	Announced	Yet Be Purchased
	Shares	Paid per	Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs
October 2019	-		-
November 2019	-		-
December 2019	-		-
Total	-		-	(See Note 1)

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

Item 6. Selected Financial Data

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(millions of dollars, except per share amounts)

Sales and other operating revenue	255,583	279,332	237,162	200,628	239,854
Net income attributable to ExxonMobil	14,340	20,840	19,710	7,840	16,150
Earnings per common share	3.36	4.88	4.63	1.88	3.85
Earnings per common share - assuming dilution	3.36	4.88	4.63	1.88	3.85
Cash dividends per common share	3.43	3.23	3.06	2.98	2.88
Total assets	362,597	346,196	348,691	330,314	336,758
Long-term debt	26,342	20,538	24,406	28,932	19,925

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Financial Section of this report.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

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

Item 8. Financial Statements and Supplementary Data

Reference is made to the following in the Financial Section of this report:

• Consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 26, 2020, beginning with the section entitled “Report of Independent Registered Public Accounting Firm” and continuing through “Note 20: Sale of Norway Assets”;

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

Item 9A.Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of December 31, 2019. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management, including the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer, is responsible for establishing and maintaining adequate internal control over the Corporation’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Exxon Mobil Corporation’s internal control over financial reporting was effective as of December 31, 2019.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019, as stated in their report included in the Financial Section of this report.

Changes in Internal Control Over Financial Reporting

There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Reference is made to the section of this report titled “Information about our Executive Officers”.

Incorporated by reference to the following from the registrant’s definitive proxy statement for the 2020 annual meeting of shareholders (the “2020 Proxy Statement”):

• The section entitled “Election of Directors”;

• The portion entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the section entitled “Director and Executive Officer Stock Ownership”;

• The portions entitled “Director Qualifications”, “Board Succession”, and “Code of Ethics and Business Conduct” of the section entitled “Corporate Governance”; and

• The “Audit Committee” portion, “Director Independence” portion, and the membership table of the portions entitled “Board Meetings and Annual Meeting Attendance” and “Board Committees” of the section entitled “Corporate Governance”.

Item 11. Executive Compensation

Incorporated by reference to the sections entitled “Director Compensation”, “Compensation Committee Report”, “Compensation Discussion and Analysis”, “Executive Compensation Tables”, and “Pay Ratio” of the registrant’s 2020 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under Item 403 of Regulation S-K is incorporated by reference to the sections “Director and Executive Officer Stock Ownership” and “Certain Beneficial Owners” of the registrant’s 2020 Proxy Statement.

Equity Compensation Plan Information
	(a)	(b)	(c)
Number of Securities
		Weighted-	Remaining Available
		Average	for Future Issuance
	Number of Securities	Exercise Price	Under Equity
	to be Issued Upon	of Outstanding	Compensation
	Exercise of	Options,	Plans [Excluding
	Outstanding Options,	Warrants and	Securities Reflected
Plan Category	Warrants and Rights	Rights	in Column (a)]

Equity compensation plans approved by security holders	42,636,850 (1)	-	76,488,320	(2)(3)

Equity compensation plans not approved by security holders	-	-	-

Total	42,636,850	-	76,488,320

(1)The number of restricted stock units to be settled in shares.

(2)Available shares can be granted in the form of restricted stock or other stock-based awards. Includes 76,036,620 shares available for award under the 2003 Incentive Program and 451,700 shares available for award under the 2004 Non-Employee Director Restricted Stock Plan.

(3)Under the 2004 Non-Employee Director Restricted Stock Plan approved by shareholders in May 2004, and the related standing resolution adopted by the Board, each non-employee director automatically receives 8,000 shares of restricted stock when first elected to the Board and, if the director remains in office, an additional 2,500 restricted shares each following year. While on the Board, each non-employee director receives the same cash dividends on restricted shares as a holder of regular common stock, but the director is not allowed to sell the shares. The restricted shares may be forfeited if the director leaves the Board early.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to the portions entitled “Related Person Transactions and Procedures” and “Director Independence” of the section entitled “Corporate Governance” of the registrant’s 2020 Proxy Statement.

Item 14. Principal Accounting Fees and Services

Incorporated by reference to the portion entitled “Audit Committee” of the section entitled “Corporate Governance” and the section entitled “Ratification of Independent Auditors” of the registrant’s 2020 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) and (2) Financial Statements:

See Table of Contents of the Financial Section of this report.

(a)(3) Exhibits:

See Index to Exhibits of this report.

Item 16. FORM 10-K SUMMARY

None.

FINANCIAL SECTION

TABLE OF CONTENTS

Business Profile	36
Financial Information	37
Frequently Used Terms	38
Quarterly Information	40
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Functional Earnings	41
Forward-Looking Statements	41
Overview	41
Business Environment and Risk Assessment	42
Review of 2019 and 2018 Results	46
Liquidity and Capital Resources	50
Capital and Exploration Expenditures	54
Taxes	55
Environmental Matters	56
Market Risks, Inflation and Other Uncertainties	56
Recently Issued Accounting Standards	58
Critical Accounting Estimates	58
Management’s Report on Internal Control Over Financial Reporting	63
Report of Independent Registered Public Accounting Firm	64
Consolidated Financial Statements
Statement of Income	67
Statement of Comprehensive Income	68
Balance Sheet	69
Statement of Cash Flows	70
Statement of Changes in Equity	71
Notes to Consolidated Financial Statements
1. Summary of Accounting Policies	72
2. Accounting Changes	76
3. Miscellaneous Financial Information	76
4. Other Comprehensive Income Information	77
5. Cash Flow Information	78
6. Additional Working Capital Information	78
7. Equity Company Information	79
8. Investments, Advances and Long-Term Receivables	81
9. Property, Plant and Equipment and Asset Retirement Obligations	81
10. Accounting for Suspended Exploratory Well Costs	83
11. Leases	86
12. Earnings Per Share	87
13. Financial Instruments and Derivatives	88
14. Long-Term Debt	90
15. Incentive Program	91
16. Litigation and Other Contingencies	92
17. Pension and Other Postretirement Benefits	94
18. Disclosures about Segments and Related Information	102
19. Income and Other Taxes	105
20. Sale of Norway Assets	109
Supplemental Information on Oil and Gas Exploration and Production Activities	110
Operating Information	125

BUSINESS PROFILE

					Return on		Capital and
	Earnings After		Average Capital		Average Capital		Exploration
	Income Taxes		Employed		Employed		Expenditures
Financial	2019	2018	2019	2018	2019	2018	2019	2018
	(millions of dollars)				(percent)		(millions of dollars)
Upstream
United States	536	1,739	72,152	69,981	0.7	2.5	11,653	7,670
Non-U.S.	13,906	12,340	107,271	107,893	13.0	11.4	11,832	12,524
Total	14,442	14,079	179,423	177,874	8.0	7.9	23,485	20,194
Downstream
United States	1,717	2,962	9,515	8,725	18.0	33.9	2,353	1,186
Non-U.S.	606	3,048	18,518	17,015	3.3	17.9	2,018	2,243
Total	2,323	6,010	28,033	25,740	8.3	23.3	4,371	3,429
Chemical
United States	206	1,642	13,196	12,171	1.6	13.5	2,547	1,747
Non-U.S.	386	1,709	18,113	18,249	2.1	9.4	718	488
Total	592	3,351	31,309	30,420	1.9	11.0	3,265	2,235
Corporate and financing	(3,017)	(2,600)	(2,162)	(1,660)	-	-	27	65
Total	14,340	20,840	236,603	232,374	6.5	9.2	31,148	25,923

See Frequently Used Terms for a definition and calculation of capital employed and return on average capital employed.

Operating	2019	2018		2019	2018
	(thousands of barrels daily)			(thousands of barrels daily)
Net liquids production			Refinery throughput
United States	646	551	United States	1,532	1,588
Non-U.S.	1,740	1,715	Non-U.S.	2,449	2,684
Total	2,386	2,266	Total	3,981	4,272

	(millions of cubic feet daily)			(thousands of barrels daily)
Natural gas production available for sale			Petroleum product sales (2)
United States	2,778	2,574	United States	2,292	2,210
Non-U.S.	6,616	6,831	Non-U.S.	3,160	3,302
Total	9,394	9,405	Total	5,452	5,512

	(thousands of oil-equivalent barrels daily)			(thousands of metric tons)
Oil-equivalent production (1)	3,952	3,833	Chemical prime product sales (2) (3)
			United States	9,127	9,824
			Non-U.S.	17,389	17,045
			Total	26,516	26,869

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

(2) Petroleum product and chemical prime product sales data reported net of purchases/sales contracts with the same counterparty.

(3) Prime product sales are total product sales including ExxonMobil’s share of equity company volumes and finished-product transfers to the Downstream.

FINANCIAL INFORMATION

	2019	2018	2017	2016	2015
	(millions of dollars, except where stated otherwise)

Sales and other operating revenue	255,583	279,332	237,162	200,628	239,854
Earnings
Upstream	14,442	14,079	13,355	196	7,101
Downstream	2,323	6,010	5,597	4,201	6,557
Chemical	592	3,351	4,518	4,615	4,418
Corporate and financing	(3,017)	(2,600)	(3,760)	(1,172)	(1,926)
Net income attributable to ExxonMobil	14,340	20,840	19,710	7,840	16,150
Earnings per common share (dollars)	3.36	4.88	4.63	1.88	3.85
Earnings per common share – assuming dilution (dollars)	3.36	4.88	4.63	1.88	3.85

Earnings to average ExxonMobil share of equity (percent)	7.5	11.0	11.1	4.6	9.4

Working capital	(13,937)	(9,165)	(10,637)	(6,222)	(11,353)
Ratio of current assets to current liabilities (times)	0.78	0.84	0.82	0.87	0.79

Additions to property, plant and equipment	24,904	20,051	24,901	16,100	27,475
Property, plant and equipment, less allowances	253,018	247,101	252,630	244,224	251,605
Total assets	362,597	346,196	348,691	330,314	336,758

Exploration expenses, including dry holes	1,269	1,466	1,790	1,467	1,523
Research and development costs	1,214	1,116	1,063	1,058	1,008

Long-term debt	26,342	20,538	24,406	28,932	19,925
Total debt	46,920	37,796	42,336	42,762	38,687
Debt to capital (percent)	19.1	16.0	17.9	19.7	18.0
Net debt to capital (percent) (1)	18.1	14.9	16.8	18.4	16.5

ExxonMobil share of equity at year-end	191,650	191,794	187,688	167,325	170,811
ExxonMobil share of equity per common share (dollars)	45.26	45.27	44.28	40.34	41.10
Weighted average number of common shares
outstanding (millions)	4,270	4,270	4,256	4,177	4,196

Number of regular employees at year-end (thousands) (2)	74.9	71.0	69.6	71.1	73.5

(1)Debt net of cash.

(2)Regular employees are defined as active executive, management, professional, technical and wage employees who work full time or part time for the Corporation and are covered by the Corporation’s benefit plans and programs. Regular employees do not include employees of the company-operated retail sites (CORS). The number of CORS employees is not significant.

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

Cash flow from operations and asset sales	2019	2018	2017
	(millions of dollars)

Net cash provided by operating activities	29,716	36,014	30,066
Proceeds associated with sales of subsidiaries, property, plant and equipment,
and sales and returns of investments	3,692	4,123	3,103
Cash flow from operations and asset sales	33,408	40,137	33,169

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

Capital employed	2019	2018	2017
	(millions of dollars)
Business uses: asset and liability perspective
Total assets	362,597	346,196	348,691
Less liabilities and noncontrolling interests share of assets and liabilities
Total current liabilities excluding notes and loans payable	(43,411)	(39,880)	(39,841)
Total long-term liabilities excluding long-term debt	(73,328)	(69,992)	(72,014)
Noncontrolling interests share of assets and liabilities	(8,839)	(7,958)	(8,298)
Add ExxonMobil share of debt-financed equity company net assets	3,906	3,914	3,929
Total capital employed	240,925	232,280	232,467

Total corporate sources: debt and equity perspective
Notes and loans payable	20,578	17,258	17,930
Long-term debt	26,342	20,538	24,406
ExxonMobil share of equity	191,650	191,794	187,688
Less noncontrolling interests share of total debt	(1,551)	(1,224)	(1,486)
Add ExxonMobil share of equity company debt	3,906	3,914	3,929
Total capital employed	240,925	232,280	232,467

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

Return on average capital employed	2019	2018	2017
	(millions of dollars)

Net income attributable to ExxonMobil	14,340	20,840	19,710
Financing costs (after tax)
Gross third-party debt	(1,075)	(912)	(709)
ExxonMobil share of equity companies	(207)	(192)	(204)
All other financing costs – net	141	498	515
Total financing costs	(1,141)	(606)	(398)
Earnings excluding financing costs	15,481	21,446	20,108

Average capital employed	236,603	232,374	222,631

Return on average capital employed – corporate total	6.5%	9.2%	9.0%

QUARTERLY INFORMATION

	2019					2018
	First	Second	Third	Fourth		First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year	Quarter	Quarter	Quarter	Quarter	Year
Volumes
Production of crude oil,	(thousands of barrels daily)
natural gas liquids,	2,327	2,389	2,392	2,436	2,386	2,216	2,212	2,286	2,348	2,266
synthetic oil and bitumen
Refinery throughput	3,886	3,930	4,052	4,053	3,981	4,293	4,105	4,392	4,298	4,272
Petroleum product sales (1)	5,415	5,408	5,504	5,482	5,452	5,432	5,502	5,616	5,495	5,512

Natural gas production	(millions of cubic feet daily)
available for sale	9,924	9,120	9,045	9,495	9,394	10,038	8,613	9,001	9,974	9,405

	(thousands of oil-equivalent barrels daily)
Oil-equivalent production (2)	3,981	3,909	3,899	4,018	3,952	3,889	3,647	3,786	4,010	3,833

	(thousands of metric tons)
Chemical prime product sales (1)	6,772	6,699	6,476	6,569	26,516	6,668	6,852	6,677	6,672	26,869

Summarized financial data
Sales and other operating	(millions of dollars)
revenue	61,646	67,491	63,422	63,024	255,583	65,436	71,456	74,187	68,253	279,332
Gross profit (3)	13,304	14,396	14,411	13,847	55,958	16,187	16,622	18,656	16,268	67,733
Net income attributable to
ExxonMobil (4)	2,350	3,130	3,170	5,690	14,340	4,650	3,950	6,240	6,000	20,840

Per share data	(dollars per share)
Earnings per common share (5)	0.55	0.73	0.75	1.33	3.36	1.09	0.92	1.46	1.41	4.88
Earnings per common share
– assuming dilution (5)	0.55	0.73	0.75	1.33	3.36	1.09	0.92	1.46	1.41	4.88

(1)Petroleum product and chemical prime product sales data reported net of purchases/sales contracts with the same counterparty.

(2)Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

(3)Gross profit equals sales and other operating revenue less estimated costs associated with products sold.

(4)Fourth quarter 2019 included a gain of $3,655 million on the sale of non-operated upstream assets in Norway.

(5)Computed using the average number of shares outstanding during each period. The sum of the four quarters may not add to the full year.

The principal market where ExxonMobil common stock (XOM) is traded is the New York Stock Exchange, although the stock is traded on other exchanges in and outside the United States.

There were 354,828 registered shareholders of ExxonMobil common stock at December 31, 2019. At January 31, 2020, the registered shareholders of ExxonMobil common stock numbered 352,585.

On January 29, 2020, the Corporation declared an $0.87 dividend per common share, payable March 10, 2020.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUNCTIONAL EARNINGS	2019	2018	2017
	(millions of dollars, except per share amounts)
Earnings (U.S. GAAP)
Upstream
United States	536	1,739	6,622
Non-U.S.	13,906	12,340	6,733
Downstream
United States	1,717	2,962	1,948
Non-U.S.	606	3,048	3,649
Chemical
United States	206	1,642	2,190
Non-U.S.	386	1,709	2,328
Corporate and financing	(3,017)	(2,600)	(3,760)
Net income attributable to ExxonMobil (U.S. GAAP)	14,340	20,840	19,710

Earnings per common share	3.36	4.88	4.63
Earnings per common share – assuming dilution	3.36	4.88	4.63

References in this discussion to total corporate earnings mean net income attributable to ExxonMobil (U.S. GAAP) from the consolidated income statement. Unless otherwise indicated, references to earnings, Upstream, Downstream, Chemical and Corporate and financing segment earnings, and earnings per share are ExxonMobil’s share after excluding amounts attributable to noncontrolling interests.

FORWARD-LOOKING STATEMENTS

Statements in this discussion related to outlooks, projections, goals, targets, descriptions of strategic plans and objectives, and other statements of future events or conditions are forward-looking statements. Actual future results, including business and project plans, capacities, costs, and timing; capital spending; proceeds from asset sales; resource recoveries and production rates; asset carrying values; proved reserves; financing sources; the resolution of contingencies and uncertain tax positions; and the impact of new technologies, including to increase capital efficiency and production and to reduce greenhouse gas emissions, could differ materially due to a number of factors. These include global or regional changes in supply and demand for oil, gas, petrochemicals, feedstocks and other market conditions that impact prices and differentials; reservoir performance; the outcome of exploration projects and timely completion of development and construction projects; the impact of fiscal and commercial terms and the outcome of commercial negotiations or acquisitions; changes in law, taxes, or regulation including environmental regulations, and timely granting of governmental permits; war, trade agreements, shipping blockades or harassment, and other political, public health or security disturbances; opportunities for and regulatory approval of potential investments or divestments; the actions of competitors; the capture of efficiencies between business lines; unforeseen technical or operating difficulties; unexpected technological developments; the ability to bring new technologies to commercial scale on a cost-competitive basis, including large-scale hydraulic fracturing projects; general economic conditions including the occurrence and duration of economic recessions; the results of research programs; and other factors discussed herein and in Item 1A. Risk Factors. We assume no duty to update these statements as of any future date. The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ENVIRONMENT AND RISK ASSESSMENT

Long-Term Business Outlook

The Long-Term Business Outlook is based on the Corporation’s 2019 Outlook for Energy, which is used to help inform our long term business strategies and investment plans. By 2040, the world’s population is projected at around 9.2 billion people, or about 1.6 billion more than in 2017. Coincident with this population increase, the Corporation expects worldwide economic growth to average close to 3 percent per year, with economic output nearly doubling by 2040. As economies and populations grow, and as living standards improve for billions of people, the need for energy is expected to continue to rise. Even with significant efficiency gains, global energy demand is projected to rise by about 20 percent from 2017 to 2040. This increase in energy demand is expected to be driven by developing countries (i.e., those that are not member nations of the Organisation for Economic Co-operation and Development (OECD)).

As expanding prosperity helps drive global energy demand higher, increasing use of energy efficient technologies and practices as well as lower-emission products will continue to help significantly reduce energy consumption and emissions per unit of economic output over time. Substantial efficiency gains are likely in all key aspects of the world’s economy through 2040, affecting energy requirements for power generation, transportation, industrial applications, and residential and commercial needs.

Global electricity demand is expected to increase approximately 60 percent from 2017 to 2040, with developing countries likely to account for about 85 percent of the increase. Consistent with this projection, power generation is expected to remain the largest and fastest growing major segment of global primary energy demand, supported by a wide variety of energy sources. The share of coal fired generation is likely to decline substantially and approach 25 percent of the world’s electricity in 2040, versus nearly 40 percent in 2017, in part as a result of policies to improve air quality as well as reduce greenhouse gas emissions to address the risks related to climate change. From 2017 to 2040, the amount of electricity supplied using natural gas, nuclear power, and renewables is likely to grow by two thirds, accounting for the entire growth in electricity supplies and offsetting the reduction of coal. Electricity from wind and solar is likely to increase about 400 percent, helping total renewables (including other sources, e.g. hydropower) to account for about 75 percent of the increase in electricity supplies worldwide through 2040. Total renewables will likely reach nearly 40 percent of global electricity supplies by 2040. Natural gas and nuclear are also expected to increase shares over the period to 2040, reaching almost 30 percent and about 15 percent of global electricity supplies respectively by 2040. Supplies of electricity by energy type will reflect significant differences across regions reflecting a wide range of factors including the cost and availability of various energy supplies and policy developments.

Energy for transportation – including cars, trucks, ships, trains and airplanes – is expected to increase more than 25 percent from 2017 to 2040. Transportation energy demand is likely to account for approximately 60 percent of the growth in liquid fuels demand worldwide over this period. Light-duty vehicle demand for liquid fuels is projected to peak prior to 2025 and then decline to levels seen in the early-2010s by 2040 as the impact of better fuel economy and significant growth in electric cars, led by China, Europe, and the United States, work to offset growth in the worldwide car fleet of about 70 percent. By 2040, light-duty vehicles are expected to account for about 20 percent of global liquid fuels demand. During the same time period, nearly all the world’s transportation fleets are likely to continue to run on liquid fuels, which are widely available and offer practical advantages in providing a large quantity of energy in small volumes.

Liquid fuels provide the largest share of global energy supplies today reflecting broad-based availability, affordability, ease of transportation, and fitness as a practical solution to meet a wide variety of needs. By 2040, global demand for liquid fuels is projected to grow to approximately 114 million barrels of oil equivalent per day, an increase of about 16 percent from 2017. The non-OECD share of global liquid fuels demand is expected to increase to about 65 percent by 2040, as liquid fuels demand in the OECD is likely to decline by close to 10 percent. Much of the global liquid fuels demand today is met by crude production from traditional conventional sources; these supplies will remain important, and significant development activity is expected to offset much of the natural declines from these fields. At the same time, a variety of emerging supply sources – including tight oil, deepwater, oil sands, natural gas liquids and biofuels – are expected to grow to help meet rising demand. The world’s resource base is sufficient to meet projected demand through 2040 as technology advances continue to expand the availability of economic and lower carbon supply options. However, timely investments will remain critical to meeting global needs with reliable and affordable supplies.

Natural gas is a low-emission, versatile and practical fuel for a wide variety of applications, and it is expected to grow the most of any primary energy type from 2017 to 2040, meeting more than 40 percent of global energy demand growth. Global natural gas demand is expected to rise about 35 percent from 2017 to 2040, with about half of that increase coming from the Asia Pacific region. Significant growth in supplies of unconventional gas – the natural gas found in shale and other tight rock formations – will help meet these needs. In total, about 60 percent of the growth in natural gas supplies is expected to be from unconventional sources. At the same time, conventionally-produced natural gas is likely to remain the cornerstone of global supply, meeting more than two thirds of worldwide demand in 2040. Liquefied natural gas (LNG) trade will expand significantly, meeting about 40 percent of the increase in global demand growth, with much of this supply expected to help meet rising demand in Asia Pacific.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The world’s energy mix is highly diverse and will remain so through 2040. Oil is expected to remain the largest source of energy with its share remaining close to 30 percent in 2040. Coal is currently the second largest source of energy, but it is likely to lose that position to natural gas in the 2020-2025 timeframe. The share of natural gas is expected to reach about 25 percent by 2040, while the share of coal falls to about 20 percent. Nuclear power is projected to grow significantly, as many nations are likely to expand nuclear capacity to address rising electricity needs as well as energy security and environmental issues. Total renewable energy is likely to exceed 15 percent of global energy by 2040, with biomass, hydro and geothermal contributing a combined share of more than 10 percent. Total energy supplied from wind, solar and biofuels is expected to increase rapidly, growing nearly 250 percent from 2017 to 2040, when they will likely be just over 5 percent of the world energy mix.

The Corporation anticipates that the world’s available oil and gas resource base will grow not only from new discoveries, but also from increases in previously discovered fields. Technology will underpin these increases. The investments to develop and supply resources to meet global demand through 2040 will be significant – even if demand remains flat. This reflects a fundamental aspect of the oil and natural gas business as the International Energy Agency (IEA) describes in its World Energy Outlook 2019. According to the IEA’s Stated Energy Policies Scenario, the investment required to meet oil and natural gas supply requirements worldwide over the period 2019-2040 will be about $20 trillion (measured in 2018 dollars). In the IEA’s Sustainable Development Scenario, which is in line with the objectives of the Paris Agreement on climate change, the investment need would still accumulate to $13 trillion.

International accords and underlying regional and national regulations covering greenhouse gas emissions continue to evolve with uncertain timing and outcome, making it difficult to predict their business impact. For many years, the Corporation has taken into account policies established to reduce energy related greenhouse gas emissions in its long-term Outlook for Energy. The climate accord reached at the Conference of the Parties (COP 21) in Paris set many new goals, and many related policies are still emerging. Our Outlook reflects an environment with increasingly stringent climate policies and is consistent with the aggregation of Nationally Determined Contributions, which were submitted by signatories to the United Nations Framework Convention on Climate Change (UNFCCC) 2015 Paris Agreement. Our Outlook seeks to identify potential impacts of climate related policies, which often target specific sectors. It estimates potential impacts of these policies on consumer energy demand by using various assumptions and tools – including, depending on the sector, application of a proxy cost of carbon or assessment of targeted policies (e.g. automotive fuel economy standards). For purposes of the Outlook, a proxy cost on energy-related CO2 emissions is assumed to reach about $80 per tonne in 2040 in OECD nations. China and other leading non-OECD nations are expected to trail OECD policy initiatives. Nevertheless, as people and nations look for ways to reduce risks of global climate change, they will continue to need practical solutions that do not jeopardize the affordability or reliability of the energy they need.

Practical solutions to the world’s energy and climate challenges will benefit from market competition in addition to well-informed, well-designed, and transparent policy approaches that carefully weigh costs and benefits. Such policies are likely to help manage the risks of climate change while also enabling societies to pursue other high priority goals around the world – including clean air and water, access to reliable, affordable energy, and economic progress for all people. All practical and economically-viable energy sources, both conventional and unconventional, will need to be pursued to continue meeting global energy demand, recognizing the scale and variety of worldwide energy needs as well as the importance of expanding access to modern energy to promote better standards of living for billions of people.

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

As future development projects and drilling activities bring new production online, the Corporation expects a shift in the geographic mix and in the type of opportunities from which volumes are produced. Based on current investment plans, oil-equivalent production from the Americas is expected to increase to be a majority of total production over the next several years. Further, the proportion of our global production from unconventional, deepwater, and LNG resource types currently contributes nearly half of global production, and is expected to grow to be about 60 percent in the next few years.

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

In 2019, the Upstream business produced 4.0 million oil-equivalent barrels per day. The Corporation continued to have exploration success in Guyana and Cyprus, and also made strategic acreage acquisitions in Argentina, Brazil, Greece, Egypt, and Namibia. In the more mature conventional operations, our primary goal is to maximize cash flow generation through ExxonMobil’s world-class workforce and best practices in reliability and project execution. As a result, assets in Russia, Indonesia, Kazakhstan, and the United Arab Emirates all recorded their highest daily production rates to-date.

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

ExxonMobil’s operating results, as noted in Item 2. Properties, reflect 21 refineries, located in 14 countries, with distillation capacity of 4.7 million barrels per day and lubricant basestock manufacturing capacity of 129 thousand barrels per day. ExxonMobil’s fuels and lubes value chains have significant global reach, with multiple channels to market serving a diverse customer base. Our portfolio of world-renowned brands includes Exxon, Mobil, Esso, Synergy, and Mobil 1.

Demand for products grew 1 million barrels per day or about 1 percent in 2019, but was outpaced by global refining capacity, which expanded by about 1.8 million barrels per day, resulting in weaker refining margins. Canadian crude differentials narrowed in 2019 as Alberta imposed limits on crude production, which resulted in lower refinery margins in Canada and the Midwest region of the U.S. New pipeline capacity in the Permian reduced the crude differentials between Midland and Houston. In the near term, we expect to continue to see variability in refining margins following the dynamics of the supply/demand balance.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Downstream portfolio is continually evaluated during all parts of the business cycle, and numerous asset divestments have been made over the past decade. When investing in the Downstream, ExxonMobil remains focused on selective and resilient projects. The three key projects that started up at the end of 2018 (Antwerp coker, Rotterdam advanced hydrocracker and Beaumont hydrofiner) have added incremental earnings in 2019 to the Downstream by upgrading resid and intermediates into high value clean products and basestocks. Four other strategic projects have been approved during the first half of 2019. The Singapore resid upgrade project will use proprietary technology to upgrade the resid streams from the refinery and chemical plant into clean fuels and basestocks; the Fawley hydrofiner will upgrade high sulfur distillates into finished diesel and the project will also strengthen the logistics into the UK market; the Beaumont light crude expansion will enable the site to increase the processing capability of advantaged tight oil crudes; and finally, the Wink to Webster pipeline will provide efficient transportation of more than 1 million barrels per day of crude oil from the Permian to the Houston refining center.

ExxonMobil continues to grow its product sales in new markets near major production assets with continued progress on the Mexico and Indonesia market entries. The lubricants business continues to grow, leveraging world class brands and integration with industry leading basestock refining capability. Through the Mobil branded properties, such as Mobil 1, Mobil is the worldwide leader among synthetic motor oils.

Chemical

ExxonMobil is a major manufacturer and marketer of petrochemicals and a wide variety of specialty products. ExxonMobil sustains its competitive advantage through continued operational excellence, investment and cost discipline, a balanced portfolio of products, and integration with downstream and upstream operations, all underpinned by proprietary technology.

Demand for chemical products continued to grow in 2019. Polyolefin and aromatics product margins were however further impacted by capacity additions outpacing global demand growth.

Over the long term, demand for chemical products is forecast to outpace growth in global GDP and energy demand for the next two decades. ExxonMobil estimates that global demand for chemicals will rise by approximately 45 percent by 2030, driven by continued global growth of the middle class. ExxonMobil’s integration with refining, together with unparalleled project execution capacity, enhances our ability to generate industry-leading returns across a range of market environments.

These competitive advantages enable us to continue to invest in projects that are robust to the chemical market cycles. In 2019, we started up the expansion of the polyethylene plant in Beaumont, Texas ahead of schedule, capitalizing on advantaged feedstock and energy supplies in North America. This capacity, together with the world-scale Baytown polyethylene lines started up in 2017, help to meet the rapidly growing global demand for performance polymers. We also made full funding decisions for a suite of Chemical projects. A 450-thousand-tonnes-per-year performance polypropylene line will add to our existing polypropylene capacity in Baton Rouge. The Baytown Chemical Expansion Project broke ground in 2019, and includes a 400-thousand-tonnes-per-year Vistamaxx performance polymer unit and a 350-thousand-tonnes-per-year linear alpha olefins unit, further expanding ExxonMobil’s product portfolio. Construction also began in San Patricio County, Texas on our joint venture ethane cracker and associated derivative units. In addition, we continued to progress plans for a world-scale steam cracker and performance derivative units in Guangdong Province, China.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVIEW OF 2019 AND 2018 RESULTS
	2019	2018	2017
	(millions of dollars)
Earnings (U.S. GAAP)
Net income attributable to ExxonMobil (U.S. GAAP)	14,340	20,840	19,710

Upstream
	2019	2018	2017
	(millions of dollars)
Upstream
United States	536	1,739	6,622
Non-U.S.	13,906	12,340	6,733
Total	14,442	14,079	13,355

2019

Upstream earnings were $14,442 million, up $363 million from 2018.

• Lower realizations reduced earnings by $2.7 billion.

• Favorable volume and mix effects increased earnings by $860 million.

• All other items increased earnings by $2.2 billion, as a $3.7 billion gain from the Norway non-operated divestment was partly offset by higher expenses of $1.1 billion.

• U.S. Upstream earnings were $536 million and included asset impairments of $146 million.

• Non-U.S. Upstream earnings were $13,906 million, including the $3.7 billion gain from the Norway non-operated divestment.

• On an oil-equivalent basis, production of 4.0 million barrels per day was up 3 percent compared to 2018.

• Liquids production of 2.4 million barrels per day increased 120,000 barrels per day reflecting growth and higher entitlements.

• Natural gas production of 9.4 billion cubic feet per day decreased 11 million cubic feet per day from 2018, with the impact from divestments and higher downtime offset by growth and higher entitlements.

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

• Non-U.S. Upstream earnings were $12,340 million, including a favorable impact of $271 million from U.S. tax reform.

• On an oil-equivalent basis, production of 3.8 million barrels per day was down 4 percent compared to 2017.

• Liquids production of 2.3 million barrels per day decreased 17,000 barrels per day as growth in North America was more than offset by decline, lower entitlements, and divestments.

• Natural gas production of 9.4 billion cubic feet per day decreased 806 million cubic feet per day from 2017 due to decline, lower entitlements, divestments, and higher downtime.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Upstream Additional Information
	2019	2018
	(thousands of barrels daily)
Volumes Reconciliation (Oil-equivalent production) (1)
Prior Year	3,833	3,985
Entitlements - Net Interest	(1)	(3)
Entitlements - Price / Spend / Other	34	(68)
Quotas	-	-
Divestments	(27)	(58)
Growth / Other	113	(23)
Current Year	3,952	3,833

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Downstream
	2019	2018	2017
	(millions of dollars)
Downstream
United States	1,717	2,962	1,948
Non-U.S.	606	3,048	3,649
Total	2,323	6,010	5,597

2019

Downstream earnings of $2,323 million decreased $3,687 million from 2018.

• Margins decreased earnings by $3 billion including the impact of lower North American crude differentials.

• Volume and mix effects lowered earnings by $50 million as project contributions and portfolio improvement were more than offset by increased downtime/maintenance and unfavorable yield/sales mix.

• All other items decreased earnings by $660 million, mainly driven by the absence of prior year divestment gains and higher expenses reflecting increased maintenance and project startups, partly offset by favorable foreign exchange impacts and LIFO inventory gains.

• U.S. Downstream earnings were $1,717 million, compared to $2,962 million in the prior year.

• Non-U.S. Downstream earnings were $606 million, compared to $3,048 million in the prior year.

• Petroleum product sales of 5.5 million barrels per day were 60,000 barrels per day lower than 2018.

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

• Non-U.S. Downstream earnings were $3,048 million, compared to $3,649 million in the prior year.

• Petroleum product sales of 5.5 million barrels per day were 18,000 barrels per day lower than 2017.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Chemical
	2019	2018	2017
	(millions of dollars)
Chemical
United States	206	1,642	2,190
Non-U.S.	386	1,709	2,328
Total	592	3,351	4,518

2019

Chemical earnings of $592 million decreased $2,759 million from 2018.

• Weaker margins decreased earnings by $1.8 billion.

• Volume and mix effects were essentially flat, as lower sales volumes were offset by new asset contributions.

• All other items decreased earnings by $940 million, primarily due to higher expenses associated with new assets, business growth, and maintenance activity, the absence of a favorable tax item in the prior year, and unfavorable foreign exchange impacts.

• U.S. Chemical earnings were $206 million in 2019, compared with $1,642 million in the prior year.

• Non-U.S. Chemical earnings were $386 million, compared with $1,709 million in the prior year.

• Prime product sales of 26.5 million metric tons were down 0.4 million metric tons from 2018.

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

• Non-U.S. Chemical earnings were $1,709 million, compared with $2,328 million in the prior year.

• Prime product sales of 26.9 million metric tons were up 1.4 million metric tons from 2017.

Corporate and Financing
	2019	2018	2017
	(millions of dollars)

Corporate and financing	(3,017)	(2,600)	(3,760)

2019

Corporate and financing expenses were $3,017 million in 2019 compared to $2,600 million in 2018, with the increase mainly due to unfavorable tax impacts and higher financing costs.

2018

Corporate and financing expenses were $2,600 million in 2018 compared to $3,760 million in 2017, with the decrease mainly due to the absence of prior year unfavorable impacts of $2.1 billion from U.S. tax reform, partly offset by higher pension and financing related costs, the lower U.S. tax rate, and lower net favorable tax items.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
	2019	2018	2017
	(millions of dollars)
Net cash provided by/(used in)
Operating activities	29,716	36,014	30,066
Investing activities	(23,084)	(16,446)	(15,730)
Financing activities	(6,618)	(19,446)	(15,130)
Effect of exchange rate changes	33	(257)	314
Increase/(decrease) in cash and cash equivalents	47	(135)	(480)

	(December 31)
Total cash and cash equivalents	3,089	3,042	3,177

Total cash and cash equivalents were $3.1 billion at the end of 2019, up $47 million from the prior year. The major sources of funds in 2019 were net income including noncontrolling interests of $14.8 billion, the adjustment for the noncash provision of $19.0 billion for depreciation and depletion, a net debt increase of $8.7 billion, and proceeds from asset sales of $3.7 billion. The major uses of funds included spending for additions to property, plant and equipment of $24.4 billion, dividends to shareholders of $14.7 billion, and additional investments and advances of $3.9 billion.

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

The Corporation has access to significant capacity of long-term and short-term liquidity. Internally generated funds are generally expected to cover financial requirements, supplemented by short-term and long-term debt as required. Commercial paper is used to balance short-term liquidity requirements, and is reflected in “Notes and loans payable” on the Consolidated Balance Sheet with changes in outstanding commercial paper between periods included in the Consolidated Statement of Cash Flows. On December 31, 2019, the Corporation had unused committed short-term lines of credit of $7.9 billion and unused committed long-term lines of credit of $0.2 billion. Cash that may be available as surplus to the Corporation’s immediate needs is carefully managed through counterparty quality and investment guidelines to ensure it is secure and readily available to meet the Corporation’s cash requirements, and to optimize returns.

To support cash flows in future periods the Corporation will need to continually find or acquire and develop new fields, and continue to develop and apply new technologies and recovery processes to existing fields, in order to maintain or increase production. After a period of production at plateau rates, it is the nature of oil and gas fields eventually to produce at declining rates for the remainder of their economic life. Decline rates can vary widely by individual field due to a number of factors, including, but not limited to, the type of reservoir, fluid properties, recovery mechanisms, work activity, and age of the field. In particular, the Corporation’s key tight-oil plays have higher initial decline rates which tend to moderate over time. Furthermore, the Corporation’s net interest in production for individual fields can vary with price and the impact of fiscal and commercial terms.

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

The Corporation’s financial strength enables it to make large, long-term capital expenditures. Capital and exploration expenditures in 2019 were $31.1 billion, reflecting the Corporation’s continued active investment program. The Corporation anticipates an investment level of up to $33 billion in 2020.

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

ExxonMobil closely monitors the potential impacts of Brexit and Interbank Offered Rate (IBOR) reforms, including LIBOR, under a number of scenarios and has taken steps to mitigate their potential impact. Accordingly, ExxonMobil does not believe these events represent a material risk to the Corporation’s consolidated results of operations or financial condition.

Cash Flow from Operating Activities

2019

Cash provided by operating activities totaled $29.7 billion in 2019, $6.3 billion lower than 2018. The major source of funds was net income including noncontrolling interests of $14.8 billion, a decrease of $6.6 billion. The noncash provision for depreciation and depletion was $19.0 billion, up $0.3 billion from the prior year. The adjustment for the net gain on asset sales was $1.7 billion, a decrease of $0.3 billion. The adjustment for dividends received less than equity in current earnings of equity companies was a reduction of $0.9 billion, compared to a reduction of $1.7 billion in 2018. Changes in operational working capital, excluding cash and debt, increased cash in 2019 by $0.9 billion.

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

Cash Flow from Investing Activities

2019

Cash used in investing activities netted to $23.1 billion in 2019, $6.6 billion higher than 2018. Spending for property, plant and equipment of $24.4 billion increased $4.8 billion from 2018. Proceeds associated with sales of subsidiaries, property, plant and equipment, and sales and returns of investments of $3.7 billion compared to $4.1 billion in 2018. Additional investments and advances were $1.9 billion higher in 2019, while proceeds from other investing activities including collection of advances increased by $0.5 billion.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flow from Financing Activities

2019

Cash used in financing activities was $6.6 billion in 2019, $12.8 billion lower than 2018. Dividend payments on common shares increased to $3.43 per share from $3.23 per share and totaled $14.7 billion. During the third quarter of 2019, the Corporation issued $7.0 billion of long-term debt. Total debt increased $9.1 billion to $46.9 billion at year-end.

ExxonMobil share of equity decreased $0.1 billion to $191.7 billion. The addition to equity for earnings was $14.3 billion. This was offset by reductions for distributions to ExxonMobil shareholders of $14.7 billion, all in the form of dividends. Foreign exchange translation effects of $1.4 billion for the weaker U.S. currency increased equity, while a $1.4 billion change in the funded status of the postretirement benefits reserves reduced equity.

During 2019, Exxon Mobil Corporation acquired 8 million shares of its common stock for the treasury. Purchases were made to offset shares or units settled in shares issued in conjunction with the company’s benefit plans and programs. Shares outstanding decreased from 4,237 million to 4,234 million at the end of 2019.

2018

Cash used in financing activities was $19.4 billion in 2018, $4.3 billion higher than 2017. Dividend payments on common shares increased to $3.23 per share from $3.06 per share and totaled $13.8 billion. Total debt decreased $4.5 billion to $37.8 billion at year-end. The reduction was principally driven by net short-term debt and commercial paper repayments of $5.0 billion.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Commitments

Set forth below is information about the outstanding commitments of the Corporation’s consolidated subsidiaries at December 31, 2019. The table combines data from the Consolidated Balance Sheet and from individual notes to the Consolidated Financial Statements.

	Payments Due by Period
	Note				2025
	Reference		2021-	2023-	and
Commitments	Number	2020	2022	2024	Beyond	Total
	(millions of dollars)

Long-term debt excluding finance lease obligations (1)	6, 14	1,617	6,119	3,391	15,162	26,289
Asset retirement obligations (2)	9	1,001	1,027	806	8,446	11,280
Pension and other postretirement obligations (3)	17	2,332	1,777	1,735	16,169	22,013
Lease commitments (4)	11
Operating and finance leases - commenced		1,632	2,468	1,313	2,188	7,601
Operating and finance leases - not yet commenced		327	569	1,046	2,627	4,569
Take-or-pay and unconditional purchase obligations (5)		3,836	7,093	5,580	17,148	33,657
Firm capital commitments (6)		10,982	5,278	1,149	686	18,095

This table excludes commodity purchase obligations (volumetric commitments but no fixed or minimum price) which are resold shortly after purchase, either in an active, highly liquid market or under long-term, unconditional sales contracts with similar pricing terms. Examples include long-term, noncancelable LNG and natural gas purchase commitments and commitments to purchase refinery products at market prices. Inclusion of such commitments would not be meaningful in assessing liquidity and cash flow, because these purchases will be offset in the same periods by cash received from the related sales transactions. The table also excludes unrecognized tax benefits totaling $8.8 billion as of December 31, 2019, because the Corporation is unable to make reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities. Further details on the unrecognized tax benefits can be found in “Note 19: Income and Other Taxes”.

Notes:

(1)The amount due in 2020 is included in Notes and loans payable of $20,578 million. The amounts due 2021 and beyond are included in Long-term debt of $26,342 million.

(2)Asset retirement obligations are primarily upstream asset removal costs at the completion of field life.

(3)The amount by which the benefit obligations exceeded the fair value of fund assets for U.S. and non-U.S. pension and other postretirement plans at year-end. The payments by period include expected contributions to funded pension plans in 2020 and estimated benefit payments for unfunded plans in all years.

(4)Commitments for operating and finance leases cover drilling equipment, tankers and other assets.

(5)Take-or-pay obligations are noncancelable, long-term commitments for goods and services. Unconditional purchase obligations are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services. The obligations mainly pertain to pipeline, manufacturing supply and terminal agreements.

(6)Firm capital commitments represent legally binding payment obligations to third parties where agreements specifying all significant terms have been executed for the construction and purchase of fixed assets and other permanent investments. In certain cases where the Corporation executes contracts requiring commitments to a work scope, those commitments have been included to the extent that the amounts and timing of payments can be reliably estimated. Firm capital commitments, shown on an undiscounted basis, totaled $18.1 billion, including $8.7 billion in the U.S.

Firm capital commitments for the non-U.S. Upstream of $6.9 billion were primarily associated with projects in Angola, Malaysia, Guyana, United Kingdom, Australia, United Arab Emirates, Canada and Brazil. The Corporation expects to fund the majority of these commitments with internally generated funds, supplemented by short-term and long-term debt as required.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Guarantees

The Corporation and certain of its consolidated subsidiaries were contingently liable at December 31, 2019, for guarantees relating to notes, loans and performance under contracts (Note 16). Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Financial Strength

On December 31, 2019, the Corporation’s unused short-term committed lines of credit totaled $7.9 billion (Note 6) and unused long-term committed lines of credit totaled $0.2 billion (Note 14). The table below shows the Corporation’s consolidated debt-to-capital ratios. The data demonstrates the Corporation’s creditworthiness.

	2019	2018	2017
Debt to capital (percent)	19.1	16.0	17.9
Net debt to capital (percent)	18.1	14.9	16.8

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

CAPITAL AND EXPLORATION EXPENDITURES

Capital and exploration expenditures (Capex) represents the combined total of additions at cost to property, plant and equipment, and exploration expenses on a before-tax basis from the Consolidated Statement of Income. ExxonMobil’s Capex includes its share of similar costs for equity companies. Capex excludes assets acquired in nonmonetary exchanges, the value of ExxonMobil shares used to acquire assets, and depreciation on the cost of exploration support equipment and facilities recorded to property, plant and equipment when acquired. While ExxonMobil’s management is responsible for all investments and elements of net income, particular focus is placed on managing the controllable aspects of this group of expenditures.

	2019			2018
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
	(millions of dollars)

Upstream (1)	11,653	11,832	23,485	7,670	12,524	20,194
Downstream	2,353	2,018	4,371	1,186	2,243	3,429
Chemical	2,547	718	3,265	1,747	488	2,235
Other	27	-	27	65	-	65
Total	16,580	14,568	31,148	10,668	15,255	25,923

(1) Exploration expenses included.

Capex in 2019 was $31.1 billion, as the Corporation continued to pursue opportunities to find and produce new supplies of oil and natural gas to meet global demand for energy. The Corporation anticipates an investment level of up to $33 billion in 2020. Actual spending could vary depending on the progress of individual projects and property acquisitions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Upstream spending of $23.5 billion in 2019 was up 16 percent from 2018. Investments in 2019 included growth in the U.S. Permian Basin and key development projects in Guyana and Mozambique. Development projects typically take several years from the time of recording proved undeveloped reserves to the start of production and can exceed five years for large and complex projects. The percentage of proved developed reserves was 66 percent of total proved reserves at year-end 2019, and has been over 60 percent for the last ten years.

Capital investments in the Downstream totaled $4.4 billion in 2019, an increase of $0.9 billion from 2018, reflecting global project spending. Chemical capital expenditures of $3.3 billion, increased $1 billion, representing investments in growth projects.

TAXES
	2019	2018	2017
	(millions of dollars)

Income taxes	5,282	9,532	(1,174)
Effective income tax rate	34%	37%	5%
Total other taxes and duties	33,186	35,230	32,459
Total	38,468	44,762	31,285

2019

Total taxes on the Corporation’s income statement were $38.5 billion in 2019, a decrease of $6.3 billion from 2018. Income tax expense, both current and deferred, was $5.3 billion compared to $9.5 billion in 2018. The effective tax rate, which is calculated based on consolidated company income taxes and ExxonMobil’s share of equity company income taxes, was 34 percent compared to 37 percent in the prior year due primarily to the impact of the divestment of non-operated upstream assets in Norway. Total other taxes and duties of $33.2 billion in 2019 decreased $2.0 billion.

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

U.S. Tax Reform

Following the December 22, 2017, enactment of the U.S. Tax Cuts and Jobs Act, in accordance with Accounting Standard Codification Topic 740 (Income Taxes) and following the guidance outlined in the SEC Staff Accounting Bulletin No. 118, the Corporation included a $5,942 million credit in its 2017 results, representing a reasonable estimate of the income tax effects of the changes in tax law and tax rate. The Corporation’s results for 2018 include a $291 million tax credit, mainly in the Non-U.S. Upstream, reflecting an updated estimate of the impact of U.S. tax reform including clarifications provided in tax regulations issued by the U.S. Treasury. The Corporation completed its accounting for the enactment-date income tax effects of the U.S. Tax Cuts and Jobs Act in accordance with Accounting Standard Codification Topic 740 (Income Taxes) during 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ENVIRONMENTAL MATTERS

Environmental Expenditures
	2019	2018
	(millions of dollars)

Capital expenditures	1,276	1,294
Other expenditures	3,969	3,558
Total	5,245	4,852

Throughout ExxonMobil’s businesses, new and ongoing measures are taken to prevent and minimize the impact of our operations on air, water and ground. These include a significant investment in refining infrastructure and technology to manufacture clean fuels, as well as projects to monitor and reduce nitrogen oxide, sulfur oxide and greenhouse gas emissions, and expenditures for asset retirement obligations. Using definitions and guidelines established by the American Petroleum Institute, ExxonMobil’s 2019 worldwide environmental expenditures for all such preventative and remediation steps, including ExxonMobil’s share of equity company expenditures, were $5.2 billion, of which $4.0 billion were included in expenses with the remainder in capital expenditures. The total cost for such activities is expected to increase to approximately $5.9 billion in 2020 and 2021. Capital expenditures are expected to account for approximately 35 percent of the total.

Environmental Liabilities

The Corporation accrues environmental liabilities when it is probable that obligations have been incurred and the amounts can be reasonably estimated. This policy applies to assets or businesses currently owned or previously disposed. ExxonMobil has accrued liabilities for probable environmental remediation obligations at various sites, including multiparty sites where the U.S. Environmental Protection Agency has identified ExxonMobil as one of the potentially responsible parties. The involvement of other financially responsible companies at these multiparty sites could mitigate ExxonMobil’s actual joint and several liability exposure. At present, no individual site is expected to have losses material to ExxonMobil’s operations or financial condition. Consolidated company provisions made in 2019 for environmental liabilities were $290 million ($330 million in 2018) and the balance sheet reflects liabilities of $835 million as of December 31, 2019, and $875 million as of December 31, 2018.

MARKET RISKS, INFLATION AND OTHER UNCERTAINTIES

Worldwide Average Realizations (1)	2019	2018	2017

Crude oil and NGL ($ per barrel)	56.32	62.79	48.91
Natural gas ($ per thousand cubic feet)	3.05	3.87	3.04

(1) Consolidated subsidiaries.

Crude oil, natural gas, petroleum product and chemical prices have fluctuated in response to changing market forces. The impacts of these price fluctuations on earnings from Upstream, Downstream and Chemical operations have varied. In the Upstream, a $1 per barrel change in the weighted-average realized price of oil would have approximately a $475 million annual after-tax effect on Upstream consolidated plus equity company earnings, excluding the impact of derivatives. Similarly, a $0.10 per thousand cubic feet change in the worldwide average gas realization would have approximately a $175 million annual after-tax effect on Upstream consolidated plus equity company earnings, excluding the impact of derivatives. For any given period, the extent of actual benefit or detriment will be dependent on the price movements of individual types of crude oil, results of trading activities, taxes and other government take impacts, price adjustment lags in long-term gas contracts, and crude and gas production volumes. Accordingly, changes in benchmark prices for crude oil and natural gas only provide broad indicators of changes in the earnings experienced in any particular period.

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

In general, segment results are not dependent on the ability to sell and/or purchase products to/from other segments. Instead, where such sales take place, they are the result of efficiencies and competitive advantages of integrated refinery/chemical complexes. Additionally, intersegment sales are at market-based prices. The products bought and sold between segments can also be acquired in worldwide markets that have substantial liquidity, capacity and transportation capabilities. Refer to Note 18 for additional information on intersegment revenue.

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

Risk Management

The Corporation’s size, strong capital structure, geographic diversity and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and for trading purposes. The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of December 31, 2019 and 2018, or results of operations for the years ended 2019, 2018 and 2017. Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. No material market or credit risks to the Corporation’s financial position, results of operations or liquidity exist as a result of the derivatives described in Note 13. The Corporation maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity.

The Corporation is exposed to changes in interest rates, primarily on its short-term debt and the portion of long-term debt that carries floating interest rates. The impact of a 100-basis-point change in interest rates affecting the Corporation’s debt would not be material to earnings, cash flow or fair value. The Corporation has access to significant capacity of long-term and short-term liquidity. Internally generated funds are generally expected to cover financial requirements, supplemented by long-term and short-term debt as required. Commercial paper is used to balance short-term liquidity requirements. Some joint-venture partners are dependent on the credit markets, and their funding ability may impact the development pace of joint-venture projects.

The Corporation conducts business in many foreign currencies and is subject to exchange rate risk on cash flows related to sales, expenses, financing and investment transactions. Fluctuations in exchange rates are often offsetting and the impacts on ExxonMobil’s geographically and functionally diverse operations are varied. The Corporation makes limited use of currency exchange contracts to mitigate the impact of changes in currency values, and exposures related to the Corporation’s use of these contracts are not material.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 2020, the Corporation adopted the Financial Accounting Standards Board’s update, Financial Instruments – Credit Losses (Topic 326), as amended. The standard requires a valuation allowance for credit losses be recognized for certain financial assets that reflects the current expected credit loss over the asset’s contractual life. The valuation allowance considers the risk of loss, even if remote, and considers past events, current conditions and expectations of the future. The standard is not expected to have a material impact on the Corporation’s financial statements.

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

Oil and Natural Gas Reserves

The estimation of proved reserves is an ongoing process based on rigorous technical evaluations, commercial and market assessments and detailed analysis of well information such as flow rates and reservoir pressure declines, development and production costs, among other factors. The estimation of proved reserves is controlled by the Corporation through long-standing approval guidelines. Reserve changes are made within a well-established, disciplined process driven by senior level geoscience and engineering professionals, assisted by the Global Reserves and Resources Group which has significant technical experience, culminating in reviews with and approval by senior management. Notably, the Corporation does not use specific quantitative reserve targets to determine compensation. Key features of the reserve estimation process are covered in Disclosure of Reserves in Item 2.

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

• Proved reserves can be further subdivided into developed and undeveloped reserves. Proved developed reserves include amounts which are expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves include amounts expected to be recovered from new wells on undrilled proved acreage or from existing wells where a relatively major expenditure is required for completion. Proved undeveloped reserves are recognized only if a development plan has been adopted indicating that the reserves are scheduled to be drilled within five years, unless specific circumstances support a longer period of time.

• The percentage of proved developed reserves was 66 percent of total proved reserves at year-end 2019 (including both consolidated and equity company reserves), a decrease from 68 percent in 2018, and has been over 60 percent for the last ten years. Although the Corporation is reasonably certain that proved reserves will be produced, the timing and amount recovered can be affected by a number of factors including completion of development projects, reservoir performance, regulatory approvals, government policy, consumer preferences and significant changes in long-term oil and natural gas prices.

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

Asset valuation analyses, profitability reviews and other periodic control processes assist the Corporation in assessing whether events or changes in circumstances indicate the carrying amounts of any of its assets may not be recoverable.

In general, the Corporation does not view temporarily low prices or margins as an indication of impairment. Management believes that prices over the long term must be sufficient to generate investments in energy supply to meet global demand. Although prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand fundamentals. On the supply side, industry production from mature fields is declining. This is being offset by investments to generate production from new discoveries, field developments and technology and efficiency advancements. OPEC investment activities and production policies also have an impact on world oil supplies. The demand side is largely a function of general economic activities and levels of prosperity. Because the lifespans of the vast majority of the Corporation’s major assets are measured in decades, the value of these assets is predominantly based on long-term views of future commodity prices, and development and production costs. During the lifespan of these major assets, the Corporation expects that oil and gas prices will experience significant volatility, and consequently these assets will experience periods of higher earnings and periods of lower earnings, or even losses.

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

The Corporation has a robust process to monitor for indicators of potential impairment across its asset groups throughout the year. This process is aligned with the requirements of ASC 360 and relies in part on the Corporation’s planning and budgeting cycle. If events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, the Corporation estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. In performing this assessment, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Cash flows used in recoverability assessments are based on the Corporation’s assumptions which are developed in the annual planning and budgeting process, and are consistent with the criteria management uses to evaluate investment opportunities. These evaluations make use of the Corporation’s assumptions of future capital allocations, crude oil and natural gas commodity prices including price differentials, refining and chemical margins, volumes, development and operating costs, and foreign currency exchange rates. Volumes are based on projected field and facility production profiles, throughput, or sales. Management’s estimate of upstream production volumes used for projected cash flows makes use of proved reserve quantities and may include risk-adjusted unproved reserve quantities. Cash flow estimates for impairment testing exclude the effects of derivative instruments.

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

The Corporation’s 2019 results include after-tax charges of $0.1 billion to reduce the carrying value of assets to fair value. The assessment of fair value requires the use of Level 3 inputs and assumptions that are based upon the views of a likely market participant. The principal parameters used to establish fair value include estimates of both proved and unproved reserves, future commodity prices which were consistent with the average of third-party industry experts and government agencies, drilling and development costs, discount rates which are reflective of the characteristics of the asset group, and comparable market transactions.

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

Pension Benefits

The Corporation and its affiliates sponsor nearly 90 defined benefit (pension) plans in over 40 countries. The Pension and Other Postretirement Benefits footnote (Note 17) provides details on pension obligations, fund assets and pension expense.

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

Pension accounting requires explicit assumptions regarding, among others, the long-term expected earnings rate on fund assets, the discount rate for the benefit obligations and the long-term rate for future salary increases. Pension assumptions are reviewed annually by outside actuaries and senior management. These assumptions are adjusted as appropriate to reflect changes in market rates and outlook. The long-term expected earnings rate on U.S. pension plan assets in 2019 was 5.3 percent. The 10-year and 20-year actual returns on U.S. pension plan assets were 9 percent and 6 percent, respectively. The Corporation establishes the long-term expected rate of return by developing a forward-looking, long-term return assumption for each pension fund asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted average of the target asset allocation percentages and the long-term return assumption for each asset class. A worldwide reduction of 0.5 percent in the long-term rate of return on assets would increase annual pension expense by approximately $180 million before tax.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management, including the Corporation’s Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer, is responsible for establishing and maintaining adequate internal control over the Corporation’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Exxon Mobil Corporation’s internal control over financial reporting was effective as of December 31, 2019.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019, as stated in their report included in the Financial Section of this report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Exxon Mobil Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Exxon Mobil Corporation and its subsidiaries (the “Corporation”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Corporation's internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

The Impact of Proved Oil and Natural Gas Reserves on Upstream Property, Plant and Equipment, Net

As described in Notes 1, 9 and 18 to the consolidated financial statements, the Corporation’s consolidated upstream property, plant and equipment (PP&E) balance, net was $197 billion as of December 31, 2019, and the related depreciation, depletion and amortization (DD&A) expense for the year ended December 31, 2019 was $15 billion. Management uses the successful efforts method to account for its exploration and production activities. Costs incurred to purchase, lease, or otherwise acquire a property (whether unproved or proved) are capitalized when incurred. As disclosed by management, proved oil and natural gas reserve quantities are used as the basis to calculate unit-of-production depreciation rates for most upstream assets. The estimation of proved oil and natural gas reserves is an ongoing process based on technical evaluations, commercial and market assessments, and detailed analysis of well information such as flow rates and reservoir pressure declines, development and production costs, among other factors. Reserve changes are made within a well-established, disciplined process driven by senior level geoscience and engineering professionals, assisted by the Global Reserves and Resources Group (together “management’s specialists”).

The principal consideration for our determination that performing procedures relating to the impact of proved oil and natural gas reserves on upstream PP&E, net is a critical audit matter is that there was significant judgment by management, including the use of management’s specialists, when developing the estimates of proved oil and natural gas reserves. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating evidence obtained related to the significant assumptions used by management, including development costs and production volumes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimates of proved oil and natural gas reserves and the calculation of DD&A expense. These procedures also included, among others (i) testing the completeness, accuracy, and relevance of underlying data used in developing management’s estimates, (ii) evaluating the methods and significant assumptions used by management in developing these estimates, including development costs and production volumes, and (iii) testing the unit-of-production rates used to calculate DD&A expense. Evaluating the significant assumptions relating to the estimates of proved oil and natural gas reserves also involved obtaining evidence to support the reasonableness of the assumptions, including whether the assumptions used were reasonable considering the past performance of the Company, and whether they were consistent with evidence obtained in other areas of the audit. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of these estimates of proved oil and natural gas reserves. As a basis for using this work, the specialists’ qualifications and objectivity were understood, as well as the methods and assumptions used by the specialists. The procedures performed also included tests of data used by management’s specialists, and an evaluation of the specialists’ findings.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

February 26, 2020

We have served as the Corporation’s auditor since 1934.

CONSOLIDATED STATEMENT OF INCOME

	Note
	Reference
	Number	2019	2018	2017
		(millions of dollars)
Revenues and other income
Sales and other operating revenue		255,583	279,332	237,162
Income from equity affiliates	7	5,441	7,355	5,380
Other income		3,914	3,525	1,821
Total revenues and other income		264,938	290,212	244,363
Costs and other deductions
Crude oil and product purchases		143,801	156,172	128,217
Production and manufacturing expenses		36,826	36,682	32,690
Selling, general and administrative expenses		11,398	11,480	10,649
Depreciation and depletion	9	18,998	18,745	19,893
Exploration expenses, including dry holes		1,269	1,466	1,790
Non-service pension and postretirement benefit expense	17	1,235	1,285	1,745
Interest expense		830	766	601
Other taxes and duties	19	30,525	32,663	30,104
Total costs and other deductions		244,882	259,259	225,689
Income before income taxes		20,056	30,953	18,674
Income taxes	19	5,282	9,532	(1,174)
Net income including noncontrolling interests		14,774	21,421	19,848
Net income attributable to noncontrolling interests		434	581	138
Net income attributable to ExxonMobil		14,340	20,840	19,710

Earnings per common share (dollars)	12	3.36	4.88	4.63

Earnings per common share - assuming dilution (dollars)	12	3.36	4.88	4.63

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	2019	2018	2017
	(millions of dollars)

Net income including noncontrolling interests	14,774	21,421	19,848
Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	1,735	(5,077)	5,352
Adjustment for foreign exchange translation (gain)/loss
included in net income	-	196	234
Postretirement benefits reserves adjustment (excluding amortization)	(2,092)	280	(219)
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	582	931	1,165
Total other comprehensive income	225	(3,670)	6,532
Comprehensive income including noncontrolling interests	14,999	17,751	26,380
Comprehensive income attributable to noncontrolling interests	588	174	693
Comprehensive income attributable to ExxonMobil	14,411	17,577	25,687

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

CONSOLIDATED BALANCE SHEET

	Note
	Reference	Dec. 31	Dec. 31
	Number	2019	2018
		(millions of dollars)
Assets
Current assets
Cash and cash equivalents		3,089	3,042
Notes and accounts receivable, less estimated doubtful amounts	6	26,966	24,701
Inventories
Crude oil, products and merchandise	3	14,010	14,803
Materials and supplies		4,518	4,155
Other current assets		1,469	1,272
Total current assets		50,052	47,973
Investments, advances and long-term receivables	8	43,164	40,790
Property, plant and equipment, at cost, less accumulated depreciation
and depletion	9	253,018	247,101
Other assets, including intangibles, net		16,363	10,332
Total assets		362,597	346,196

Liabilities
Current liabilities
Notes and loans payable	6	20,578	17,258
Accounts payable and accrued liabilities	6	41,831	37,268
Income taxes payable		1,580	2,612
Total current liabilities		63,989	57,138
Long-term debt	14	26,342	20,538
Postretirement benefits reserves	17	22,304	20,272
Deferred income tax liabilities	19	25,620	27,244
Long-term obligations to equity companies		3,988	4,382
Other long-term obligations		21,416	18,094
Total liabilities		163,659	147,668

Commitments and contingencies	16	-	-

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)		15,637	15,258
Earnings reinvested		421,341	421,653
Accumulated other comprehensive income		(19,493)	(19,564)
Common stock held in treasury
(3,785 million shares in 2019 and 3,782 million shares in 2018)		(225,835)	(225,553)
ExxonMobil share of equity		191,650	191,794
Noncontrolling interests		7,288	6,734
Total equity		198,938	198,528
Total liabilities and equity		362,597	346,196

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Note
Reference
Number	2019	2018	2017
(millions of dollars)
Cash flows from operating activities
Net income including noncontrolling interests	14,774	21,421	19,848
Adjustments for noncash transactions
Depreciation and depletion	9	18,998	18,745	19,893
Deferred income tax charges/(credits)	(944)	(60)	(8,577)
Postretirement benefits expense
in excess of/(less than) net payments	109	1,070	1,135
Other long-term obligation provisions
in excess of/(less than) payments	(3,038)	(68)	(610)
Dividends received greater than/(less than) equity in current
earnings of equity companies	(936)	(1,684)	131
Changes in operational working capital, excluding cash and debt
Reduction/(increase)	- Notes and accounts receivable	(2,640)	(545)	(3,954)
- Inventories	72	(3,107)	(1,682)
- Other current assets	(234)	(25)	(117)
Increase/(reduction)	- Accounts and other payables	3,725	2,321	5,104
Net (gain) on asset sales	5	(1,710)	(1,993)	(334)
All other items - net	1,540	(61)	(771)
Net cash provided by operating activities	29,716	36,014	30,066

Cash flows from investing activities
Additions to property, plant and equipment	(24,361)	(19,574)	(15,402)
Proceeds associated with sales of subsidiaries, property, plant
and equipment, and sales and returns of investments	3,692	4,123	3,103
Additional investments and advances	(3,905)	(1,981)	(5,507)
Other investing activities including collection of advances	1,490	986	2,076
Net cash used in investing activities	(23,084)	(16,446)	(15,730)

Cash flows from financing activities
Additions to long-term debt	7,052	46	60
Reductions in long-term debt	(1)	-	-
Additions to short-term debt	-	-	1,735
Reductions in short-term debt	(4,043)	(4,752)	(5,024)
Additions/(reductions) in commercial paper, and debt with
three months or less maturity	5	5,654	(219)	2,181
Cash dividends to ExxonMobil shareholders	(14,652)	(13,798)	(13,001)
Cash dividends to noncontrolling interests	(192)	(243)	(184)
Changes in noncontrolling interests	158	146	(150)
Common stock acquired	(594)	(626)	(747)
Net cash used in financing activities	(6,618)	(19,446)	(15,130)
Effects of exchange rate changes on cash	33	(257)	314
Increase/(decrease) in cash and cash equivalents	47	(135)	(480)
Cash and cash equivalents at beginning of year	3,042	3,177	3,657
Cash and cash equivalents at end of year	3,089	3,042	3,177

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ExxonMobil Share of Equity
			Accumulated	Common
			Other	Stock	ExxonMobil	Non-
	Common	Earnings	Comprehensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity
	(millions of dollars)

Balance as of December 31, 2016	12,157	407,831	(22,239)	(230,424)	167,325	6,505	173,830
Amortization of stock-based awards	801	-	-	-	801	-	801
Other	(380)	-	-	-	(380)	(52)	(432)
Net income for the year	-	19,710	-	-	19,710	138	19,848
Dividends - common shares	-	(13,001)	-	-	(13,001)	(184)	(13,185)
Other comprehensive income	-	-	5,977	-	5,977	555	6,532
Acquisitions, at cost	-	-	-	(828)	(828)	(150)	(978)
Issued for acquisitions	2,078	-	-	5,711	7,789	-	7,789
Dispositions	-	-	-	295	295	-	295
Balance as of December 31, 2017	14,656	414,540	(16,262)	(225,246)	187,688	6,812	194,500
Amortization of stock-based awards	758	-	-	-	758	-	758
Other	(156)	-	-	-	(156)	436	280
Net income for the year	-	20,840	-	-	20,840	581	21,421
Dividends - common shares	-	(13,798)	-	-	(13,798)	(243)	(14,041)
Cumulative effect of accounting change	-	71	(39)	-	32	15	47
Other comprehensive income	-	-	(3,263)	-	(3,263)	(407)	(3,670)
Acquisitions, at cost	-	-	-	(626)	(626)	(460)	(1,086)
Dispositions	-	-	-	319	319	-	319
Balance as of December 31, 2018	15,258	421,653	(19,564)	(225,553)	191,794	6,734	198,528
Amortization of stock-based awards	697	-	-	-	697	-	697
Other	(318)	-	-	-	(318)	489	171
Net income for the year	-	14,340	-	-	14,340	434	14,774
Dividends - common shares	-	(14,652)	-	-	(14,652)	(192)	(14,844)
Other comprehensive income	-	-	71	-	71	154	225
Acquisitions, at cost	-	-	-	(594)	(594)	(331)	(925)
Dispositions	-	-	-	312	312	-	312
Balance as of December 31, 2019	15,637	421,341	(19,493)	(225,835)	191,650	7,288	198,938

		Held in
Common Stock Share Activity	Issued	Treasury	Outstanding
	(millions of shares)

Balance as of December 31, 2016	8,019	(3,871)	4,148
Acquisitions	-	(10)	(10)
Issued for acquisitions	-	96	96
Dispositions	-	5	5
Balance as of December 31, 2017	8,019	(3,780)	4,239
Acquisitions	-	(8)	(8)
Dispositions	-	6	6
Balance as of December 31, 2018	8,019	(3,782)	4,237
Acquisitions	-	(8)	(8)
Dispositions	-	5	5
Balance as of December 31, 2019	8,019	(3,785)	4,234

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

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates. Prior years’ data has been reclassified in certain cases to conform to the 2019 presentation basis.

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

Evidence of loss in value that might indicate impairment of investments in companies accounted for on the equity method is assessed to determine if such evidence represents a loss in value that is other than temporary. Examples of key indicators include a history of operating losses, negative earnings and cash flow outlook, significant downward revisions to oil and gas reserves, and the financial condition and prospects for the investee’s business segment or geographic region. If evidence of an other than temporary loss in fair value below carrying amount is determined, an impairment is recognized. In the absence of market prices for the investment, discounted cash flows are used to assess fair value.

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

Derivative Instruments

The Corporation may use derivative instruments for trading purposes and to offset exposures associated with commodity prices, foreign currency exchange rates and interest rates that arise from existing assets, liabilities, firm commitments and forecasted transactions. All derivative instruments, except those designated as normal purchase and normal sale, are recorded at fair value. Derivative assets and liabilities with the same counterparty are netted if the right of offset exists and certain other criteria are met. Collateral payables or receivables are netted against derivative assets and derivative liabilities, respectively.

Recognition and classification of the gain or loss that results from adjusting a derivative to fair value depends on the purpose for the derivative. All gains and losses from derivative instruments for which the Corporation does not apply hedge accounting are immediately recognized in earnings. We may designate derivatives as fair value or cash flow hedges. For fair value hedges, the gain or loss from derivative instruments and the offsetting gain or loss from the hedged item are recognized in earnings. For cash flow hedges, the gain or loss from the derivative instrument is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the period that the forecasted transaction affects earnings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investments in refinery, chemical process, and lubes basestock manufacturing equipment are generally depreciated on a straight-line basis over a 25-year life. Service station buildings and fixed improvements generally are depreciated over a 20-year life. Maintenance and repairs, including planned major maintenance, are expensed as incurred. Major renewals and improvements are capitalized and the assets replaced are retired.

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

Asset valuation analysis, profitability reviews and other periodic control processes assist the Corporation in assessing whether events or changes in circumstances indicate the carrying amounts of any of its assets may not be recoverable.

In general, the Corporation does not view temporarily low prices or margins as an indication of impairment. Management believes that prices over the long term must be sufficient to generate investments in energy supply to meet global demand. Although prices will occasionally drop significantly, industry prices over the long term will continue to be driven by market supply and demand fundamentals. On the supply side, industry production from mature fields is declining. This is being offset by investments to generate production from new discoveries, field developments and technology and efficiency advancements. OPEC investment activities and production policies also have an impact on world oil supplies. The demand side is largely a function of general economic activities and levels of prosperity. Because the lifespans of the vast majority of the Corporation’s major assets are measured in decades, the value of these assets is predominantly based on long-term views of future commodity prices and development and production costs. During the lifespan of these major assets, the Corporation expects that oil and gas prices will experience significant volatility, and consequently these assets will experience periods of higher earnings and periods of lower earnings, or even losses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation has a robust process to monitor for indicators of potential impairment across its asset groups throughout the year. This process is aligned with the requirements of ASC 360 and relies in part on the Corporation’s planning and budgeting cycle. If events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, the Corporation estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. In performing this assessment, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Cash flows used in recoverability assessments are based on the Corporation’s assumptions which are developed in the annual planning and budgeting process, and are consistent with the criteria management uses to evaluate investment opportunities. These evaluations make use of the Corporation’s assumptions of future capital allocations, crude oil and natural gas commodity prices including price differentials, refining and chemical margins, volumes, development and operating costs, and foreign currency exchange rates. Volumes are based on projected field and facility production profiles, throughput, or sales. Management’s estimate of upstream production volumes used for projected cash flows makes use of proved reserve quantities and may include risk-adjusted unproved reserve quantities. Cash flow estimates for impairment testing exclude the effects of derivative instruments.

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

Effective January 1, 2020, the Corporation adopted the Financial Accounting Standards Board’s update, Financial Instruments – Credit Losses (Topic 326), as amended. The standard requires a valuation allowance for credit losses be recognized for certain financial assets that reflects the current expected credit loss over the asset’s contractual life. The valuation allowance considers the risk of loss, even if remote, and considers past events, current conditions and expectations of the future. The standard is not expected to have a material impact on the Corporation’s financial statements.

3. Miscellaneous Financial Information

Research and development expenses totaled $1,214 million in 2019, $1,116 million in 2018, and $1,063 million in 2017.

Net income included before-tax aggregate foreign exchange transaction losses of $104 million and $138 million in 2019 and 2018, respectively, and a gain of $6 million in 2017.

In 2019, 2018, and 2017, net income included gains of $523 million and $107 million, and a loss of $10 million, respectively, attributable to the combined effects of LIFO inventory accumulations and drawdowns. The aggregate replacement cost of inventories was estimated to exceed their LIFO carrying values by $9.7 billion and $8.2 billion at December 31, 2019, and 2018, respectively.

Crude oil, products and merchandise as of year-end 2019 and 2018 consist of the following:

	2019	2018
	(millions of dollars)

Crude oil	5,111	4,783
Petroleum products	5,281	5,666
Chemical products	3,240	3,821
Gas/other	378	533
Total	14,010	14,803

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.Other Comprehensive Income Information

	Cumulative	Post-
	Foreign	retirement
	Exchange	Benefits
ExxonMobil Share of Accumulated Other	Translation	Reserves
Comprehensive Income	Adjustment	Adjustment	Total
	(millions of dollars)

Balance as of December 31, 2016	(14,501)	(7,738)	(22,239)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	4,879	(170)	4,709
Amounts reclassified from accumulated other
comprehensive income	140	1,128	1,268
Total change in accumulated other comprehensive income	5,019	958	5,977
Balance as of December 31, 2017	(9,482)	(6,780)	(16,262)

Current period change excluding amounts reclassified
from accumulated other comprehensive income	(4,595)	201	(4,394)
Amounts reclassified from accumulated other
comprehensive income	196	896	1,092
Total change in accumulated other comprehensive income	(4,399)	1,097	(3,302)
Balance as of December 31, 2018	(13,881)	(5,683)	(19,564)

Current period change excluding amounts reclassified
from accumulated other comprehensive income	1,435	(1,927)	(492)
Amounts reclassified from accumulated other
comprehensive income	-	563	563
Total change in accumulated other comprehensive income	1,435	(1,364)	71
Balance as of December 31, 2019	(12,446)	(7,047)	(19,493)

Amounts Reclassified Out of Accumulated Other
Comprehensive Income - Before-tax Income/(Expense)	2019	2018	2017
	(millions of dollars)

Foreign exchange translation gain/(loss) included in net income
(Statement of Income line: Other income)	-	(196)	(234)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs
(Statement of Income line: Non-service pension and postretirement
benefit expense)	(751)	(1,208)	(1,656)

Income Tax (Expense)/Credit For
Components of Other Comprehensive Income	2019	2018	2017
	(millions of dollars)

Foreign exchange translation adjustment	88	32	67
Postretirement benefits reserves adjustment (excluding amortization)	719	(193)	201
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	(169)	(277)	(491)
Total	638	(438)	(223)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Cash Flow Information

The Consolidated Statement of Cash Flows provides information about changes in cash and cash equivalents. Highly liquid investments with maturities of three months or less when acquired are classified as cash equivalents.

For 2019, the “Net (gain) on asset sales” on the Consolidated Statement of Cash Flows includes before-tax amounts from the sale of non-operated upstream assets in Norway and upstream asset transactions in the U.S. For 2018, the number includes before-tax amounts from the sale of service stations in Germany, the divestment of the Augusta refinery in Italy, and the sale of an undeveloped upstream property in Australia. For 2017, the number includes before-tax amounts from the sale of service stations in multiple countries, upstream asset transactions in the U.S., and the sale of ExxonMobil’s operated upstream business in Norway. These net gains are reported in “Other income” on the Consolidated Statement of Income.

In 2019, the “Additions/(reductions) in commercial paper, and debt with three months or less maturity” on the Consolidated Statement of Cash Flows includes a net $4.6 billion addition of commercial paper with maturity over three months. The gross amount issued was $18.9 billion, while the gross amount repaid was $14.3 billion. In 2018, the number includes a net $275 million addition of commercial paper with maturity over three months. The gross amount issued was $4.0 billion, while the gross amount repaid was $3.8 billion. In 2017, the number includes a net $121 million repayment of commercial paper with maturity over three months. The gross amount issued was $3.6 billion, while the gross amount repaid was $3.7 billion.

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

	2019	2018	2017
	(millions of dollars)

Income taxes paid	7,018	9,294	7,510
Cash interest paid
Included in cash flows from operating activities	560	303	383
Capitalized, included in cash flows from investing activities	731	652	749
Total cash interest paid	1,291	955	1,132

6. Additional Working Capital Information

	Dec. 31	Dec. 31
	2019	2018
	(millions of dollars)
Notes and accounts receivable
Trade, less reserves of $34 million and $61 million	21,100	19,638
Other, less reserves of $371 million and $339 million	5,866	5,063
Total	26,966	24,701

Notes and loans payable
Bank loans	316	325
Commercial paper	18,561	12,863
Long-term debt due within one year	1,701	4,070
Total	20,578	17,258

Accounts payable and accrued liabilities
Trade payables	24,694	21,063
Payables to equity companies	6,825	6,863
Accrued taxes other than income taxes	3,301	3,280
Other	7,011	6,062
Total	41,831	37,268

The Corporation has short-term committed lines of credit of $7.9 billion which were unused as of December 31, 2019. These lines are available for general corporate purposes.

The weighted-average interest rate on short-term borrowings outstanding was 1.7 percent and 2.4 percent at December 31, 2019, and 2018, respectively.

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

The share of total equity company revenues from sales to ExxonMobil consolidated companies was 13 percent, 14 percent and 15 percent in the years 2019, 2018 and 2017, respectively.

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

	2019		2018		2017
Equity Company		ExxonMobil		ExxonMobil		ExxonMobil
Financial Summary	Total	Share	Total	Share	Total	Share
	(millions of dollars)

Total revenues	102,365	31,240	112,938	34,539	94,791	29,340
Income before income taxes	29,424	7,927	37,203	10,482	29,748	8,498
Income taxes	9,725	2,500	11,568	3,151	8,421	2,236
Income from equity affiliates	19,699	5,427	25,635	7,331	21,327	6,262

Current assets	36,035	12,661	38,670	13,394	35,367	12,050
Long-term assets	143,321	40,001	128,830	35,970	122,221	34,931
Total assets	179,356	52,662	167,500	49,364	157,588	46,981
Current liabilities	24,583	6,939	27,324	7,606	21,725	6,348
Long-term liabilities	61,022	18,158	56,913	17,109	59,736	17,056
Net assets	93,751	27,565	83,263	24,649	76,127	23,577

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A list of significant equity companies as of December 31, 2019, together with the Corporation’s percentage ownership interest, is detailed below:

Percentage
Ownership
Interest
Upstream
Aera Energy LLC	48
Barzan Gas Company Limited	7
BEB Erdgas und Erdoel GmbH & Co. KG	50
Cameroon Oil Transportation Company S.A.	41
Caspian Pipeline Consortium - Kazakhstan	8
Coral FLNG, S.A.	25
Cross Timbers Energy, LLC	50
Golden Pass Pipeline LLC	30
Golden Pass LNG Terminal LLC	30
Marine Well Containment Company LLC	10
Mozambique Rovuma Venture, S.p.A.	36
Nederlandse Aardolie Maatschappij B.V.	50
Papua New Guinea Liquefied Natural Gas Global Company LDC	33
Permian Highway Pipeline LLC	20
Qatar Liquefied Gas Company Limited	10
Qatar Liquefied Gas Company Limited (2)	24
Ras Laffan Liquefied Natural Gas Company Limited	25
Ras Laffan Liquefied Natural Gas Company Limited (II)	31
Ras Laffan Liquefied Natural Gas Company Limited (3)	30
South Hook LNG Terminal Company Limited	24
Tengizchevroil, LLP	25
Terminale GNL Adriatico S.r.l.	71

Downstream
Alberta Products Pipe Line Ltd.	45
Fujian Refining & Petrochemical Co. Ltd.	25
Permian Express Partners LLC	12
Saudi Aramco Mobil Refinery Company Ltd.	50

Chemical
Al-Jubail Petrochemical Company	50
Gulf Coast Growth Ventures LLC	50
Infineum Italia s.r.l.	50
Infineum Singapore LLP	50
Saudi Yanbu Petrochemical Co.	50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Investments, Advances and Long-Term Receivables

	Dec. 31,	Dec. 31,
	2019	2018
	(millions of dollars)
Equity method company investments and advances
Investments	29,291	26,382
Advances	8,542	8,608
Total equity method company investments and advances	37,833	34,990
Equity securities carried at fair value and other investments at adjusted cost basis	190	210
Long-term receivables and miscellaneous, net of reserves of $5,643 million and $5,471 million	5,141	5,590
Total	43,164	40,790

9. Property, Plant and Equipment and Asset Retirement Obligations

	December 31, 2019		December 31, 2018
Property, Plant and Equipment	Cost	Net	Cost	Net
	(millions of dollars)

Upstream	376,041	196,767	372,791	194,662
Downstream	52,527	24,506	48,241	21,448
Chemical	40,788	21,260	39,008	20,551
Other	17,346	10,485	17,150	10,440
Total	486,702	253,018	477,190	247,101

The Corporation has a robust process to monitor for indicators of potential impairment across its asset groups throughout the year. This process is aligned with the requirements of ASC 360 and relies in part on the Corporation’s planning and budgeting cycle. In 2019, 2018 and 2017, the before-tax impairment charges were $0.1 billion, $0.7 billion and $2.0 billion, respectively.

Accumulated depreciation and depletion totaled $233,684 million at the end of 2019 and $230,089 million at the end of 2018. Interest capitalized in 2019, 2018 and 2017 was $731 million, $652 million and $749 million, respectively.

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

The following table summarizes the activity in the liability for asset retirement obligations:

	2019	2018
	(millions of dollars)

Beginning balance	12,103	12,705
Accretion expense and other provisions	649	681
Reduction due to property sales	(1,085)	(333)
Payments made	(827)	(600)
Liabilities incurred	89	46
Foreign currency translation	84	(481)
Revisions	267	85
Ending balance	11,280	12,103

The long-term Asset Retirement Obligations were $10,279 million and $11,185 million at December 31, 2019, and 2018, respectively, and are included in “Other long-term obligations.”

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

The following two tables provide details of the changes in the balance of suspended exploratory well costs as well as an aging summary of those costs.

Change in capitalized suspended exploratory well costs:

	2019	2018	2017
	(millions of dollars)

Balance beginning at January 1	4,160	3,700	4,477
Additions pending the determination of proved reserves	532	564	906
Charged to expense	(46)	(7)	(1,205)
Reclassifications to wells, facilities and equipment based on the
determination of proved reserves	(37)	(48)	(497)
Divestments/Other	4	(49)	19
Ending balance at December 31	4,613	4,160	3,700
Ending balance attributed to equity companies included above	306	306	306

Period end capitalized suspended exploratory well costs:

	2019	2018	2017
	(millions of dollars)

Capitalized for a period of one year or less	532	564	906
Capitalized for a period of between one and five years	2,206	2,028	1,345
Capitalized for a period of between five and ten years	1,411	1,150	1,064
Capitalized for a period of greater than ten years	464	418	385
Capitalized for a period greater than one year - subtotal	4,081	3,596	2,794
Total	4,613	4,160	3,700

Exploration activity often involves drilling multiple wells, over a number of years, to fully evaluate a project. The table below provides a breakdown of the number of projects with only exploratory well costs capitalized for a period of one year or less and those that have had exploratory well costs capitalized for a period greater than one year.

	2019	2018	2017
Number of projects that only have exploratory well costs capitalized for a period
of one year or less	4	6	11
Number of projects that have exploratory well costs capitalized for a period
greater than one year	46	52	46
Total	50	58	57

Of the 46 projects that have exploratory well costs capitalized for a period greater than one year as of December 31, 2019, 14 projects have drilling in the preceding year or exploratory activity planned in the next two years, while the remaining 32 projects are those with completed exploratory activity progressing toward development.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below provides additional detail for those 32 projects, which total $3,176 million.

		Years Wells
	Dec. 31,	Drilled /
Country/Project	2019	Acquired			Comment
(millions of dollars)
Angola
- AB32 Central NE Hub	69	2006	-	2014	Evaluating development plan for tieback to existing production facilities.
- Kaombo Split Hub	20	2005	-	2006	Evaluating development plan to tie into planned production facilities.
Phase 2
Argentina
- La Invernada	72	2014			Evaluating development plan to tie into planned infrastructure.
Australia
- East Pilchard	7	2001			Gas field near Kipper/Tuna development, awaiting capacity in existing/
					planned infrastructure.
- Gorgon Area Ullage	315	1994	-	2015	Evaluating development plans to tie into existing LNG facilities.
- SE Longtom	10	2010			Gas field near Tuna development, awaiting capacity in existing/planned
					infrastructure.
- SE Remora	32	2010			Gas field near Marlin development, awaiting capacity in existing/planned
					infrastructure.
Guyana
- Payara	120	2017	-	2018	Continuing development plan discussions with the government.
Iraq
- Kurdistan Pirmam	109	2015			Evaluating commercialization alternatives, while waiting for government
					approval to enter Gas Holding Period.
Kazakhstan
- Kairan	53	2004	-	2007	Evaluating commercialization and field development alternatives, while
					continuing discussions with the government regarding the development plan.
Mozambique
- Rovuma LNG Future	120	2017			Evaluating/progressing development plan to tie into planned LNG facilities.
Non-Straddling Train
- Rovuma LNG Phase 1	150	2017			Progressing development plan to tie into planned LNG facilities.
- Rovuma LNG Unitized	35	2017			Evaluating/progressing development plan to tie into planned LNG facilities.
Trains
Nigeria
- Bolia	15	2002	-	2006	Evaluating development plan, while continuing discussions with the
					government regarding regional hub strategy.
- Bonga North	34	2004	-	2009	Evaluating/progressing development plan for tieback to existing/planned
					infrastructure.
- Bosi	79	2002	-	2006	Development activity under way, while continuing discussions with the
					government regarding development plan.
- Bosi Central	16	2006			Development activity under way, while continuing discussions with the
					government regarding development plan.
- Erha Northeast	26	2008			Evaluating development plan for tieback to existing production facilities.
- OML 138 Ukot SS	13	2015			Evaluating development plan for tieback to existing production facilities.
- OML 138 Ukot SW	41	2014			Evaluating development plan for tieback to existing production facilities.
- Pegi	32	2009			Awaiting capacity in existing/planned infrastructure.
- Satellite Field	12	2013			Evaluating development plan to tie into planned production facilities.
Development Phase 2
- Other (4 projects)	10	2001	-	2002	Evaluating and pursuing development of several additional discoveries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Years Wells
	Dec. 31,	Drilled /
Country/Project	2019	Acquired			Comment
(millions of dollars)
Papua New Guinea
- Papua LNG	246	2017			Evaluating/progressing development plans.
- P'nyang	115	2012	-	2018	Evaluating/progressing development plans.
Republic of Congo
- Mer Tres Profonde Sud	56	2000	-	2007	Evaluating development alternatives, while continuing discussions with the
					government regarding development plan.
Romania
- Neptun Deep	536	2012	-	2016	Continuing discussions with the government regarding development plan.
Tanzania
- Tanzania Block 2	537	2012	-	2018	Evaluating development alternatives while continuing discussions with the
					government regarding development plan.
Vietnam
- Blue Whale	296	2011	-	2015	Evaluating/progressing development plans.
Total 2019 (32 projects)	3,176

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Leases

The Corporation and its consolidated affiliates generally purchase the property, plant and equipment used in operations, but there are situations where assets are leased, primarily for drilling equipment, tankers, office buildings, railcars, and other moveable equipment. Right of use assets and lease liabilities are established on the balance sheet for leases with an expected term greater than one year, by discounting the amounts fixed in the lease agreement for the duration of the lease which is reasonably certain, considering the probability of exercising any early termination and extension options. The portion of the fixed payment related to service costs for drilling equipment, tankers and finance leases is excluded from the calculation of right of use assets and lease liabilities. Generally assets are leased only for a portion of their useful lives, and are accounted for as operating leases. In limited situations assets are leased for nearly all of their useful lives, and are accounted for as finance leases.

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

	Operating Leases
	Drilling Rigs
	and Related			Finance
	Equipment	Other	Total	Leases
	(millions of dollars)

Lease Cost	2019
Operating lease cost	238	1,196	1,434
Short-term and other (net of sublease rental income)	926	1,116	2,042

Amortization of right of use assets				121
Interest on lease liabilities				133
Total	1,164	2,312	3,476	254

	Operating Leases
	Drilling Rigs
	and Related			Finance
	Equipment	Other	Total	Leases
	(millions of dollars)

Balance Sheet	December 31, 2019
Right of use assets
Included in Other assets, including intangibles - net	572	6,061	6,633
Included in Property, plant and equipment - net				1,997
Total right of use assets	572	6,061	6,633	1,997

Lease liability due within one year
Included in Accounts payable and accrued liabilities	221	990	1,211	15
Included in Notes and loans payable				84
Long-term lease liability
Included in Other long-term obligations	330	4,152	4,482
Included in Long-term debt				1,670
Included in Long-term obligations to equity companies				139
Total lease liability	551	5,142	5,693	1,908

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Operating Leases
	Drilling Rigs
	and Related			Finance
	Equipment	Other	Total	Leases
	(millions of dollars)

Maturity Analysis of Lease Liabilities	December 31, 2019
2020	234	1,127	1,361	271
2021	134	886	1,020	576
2022	73	625	698	174
2023	45	468	513	173
2024	30	425	455	172
2025 and beyond	72	2,681	2,753	2,446
Total lease payments	588	6,212	6,800	3,812
Discount to present value	(37)	(1,070)	(1,107)	(1,904)
Total lease liability	551	5,142	5,693	1,908

Weighted average remaining lease term - years	4	11	10	20
Weighted average discount rate - percent	3.1%	3.2%	3.2%	9.7%

In addition to the lease liabilities in the table immediately above, at December 31, 2019, undiscounted commitments for leases not yet commenced totaled $848 million for operating leases and $3,721 million for finance leases. The finance leases relate to floating production storage and offloading vessels, LNG transportation vessels, and a long-term hydrogen purchase agreement. The underlying assets for these finance leases were primarily designed by, and are being constructed by, the lessors.

	Operating Leases
	Drilling Rigs
	and Related			Finance
	Equipment	Other	Total	Leases
	(millions of dollars)

Other Information	2019
Cash paid for amounts included in the measurement of lease liabilities
Cash flows from operating activities		1,116	1,116	54
Cash flows from investing activities	258		258
Cash flows from financing activities				177

Noncash right of use assets recorded for lease liabilities
For January 1 adoption of Topic 842	445	2,818	3,263
In exchange for new lease liabilities during the period	350	3,313	3,663	422

Disclosures under the previous lease standard (ASC 840)

Net rental cost incurred under both cancelable and noncancelable operating leases was $2,715 million in 2018 and $2,618 million in 2017. At December 31, 2018, minimum undiscounted lease commitments under noncancelable operating leases and charters for 2019 and beyond were $6,112 million.

12. Earnings Per Share

Earnings per common share	2019	2018	2017

Net income attributable to ExxonMobil (millions of dollars)	14,340	20,840	19,710

Weighted average number of common shares outstanding (millions of shares)	4,270	4,270	4,256

Earnings per common share (dollars) (1)	3.36	4.88	4.63

Dividends paid per common share (dollars)	3.43	3.23	3.06

(1)The earnings per common share and earnings per common share - assuming dilution are the same in each period shown.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Financial Instruments and Derivatives

Financial Instruments. The estimated fair value of financial instruments at December 31, 2019 and December 31, 2018, and the related hierarchy level for the fair value measurement is as follows:

	At December 31, 2019
	(millions of dollars)

	Fair Value
							Difference
				Total Gross	Effect of	Effect of	in Carrying	Net
				Assets	Counterparty	Collateral	Value and	Carrying
	Level 1	Level 2	Level 3	& Liabilities	Netting	Netting	Fair Value	Value
Assets
Derivative assets (1)	533	102	-	635	(463)	(70)	-	102
Advances to/receivables
from equity companies (2)(7)	-	1,941	6,729	8,670	-	-	(128)	8,542
Other long-term
financial assets (3)	1,145	-	974	2,119	-	-	44	2,163

Liabilities
Derivative liabilities (4)	568	70	-	638	(463)	(105)	-	70
Long-term debt (5)	25,652	134	3	25,789	-	-	(1,117)	24,672
Long-term obligations
to equity companies (7)	-	-	4,245	4,245	-	-	(257)	3,988
Other long-term
financial liabilities (6)	-	-	1,042	1,042	-	-	16	1,058

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

(1) Included in the Balance Sheet lines: Notes and accounts receivable, less estimated doubtful amounts and Other assets, including intangibles, net

(2) Included in the Balance Sheet line: Investments, advances and long-term receivables

(3) Included in the Balance Sheet lines: Investments, advances and long term receivables and Other assets, including intangibles, net

(4) Included in the Balance Sheet lines: Accounts payable and accrued liabilities and Other long-term obligations

(5) Excluding finance lease obligations

(6) Included in the Balance Sheet line: Other long-term obligations

(7) Advances to/receivables from equity companies and long-term obligations to equity companies are mainly designated as hierarchy level 3 inputs. The fair value is calculated by discounting the remaining obligations by a rate consistent with the credit quality and industry of the company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The increase in the estimated fair value and book value of long-term debt reflects the Corporation’s issuance of $7.0 billion of long-term debt in the third quarter of 2019.

Derivative Instruments. The Corporation’s size, strong capital structure, geographic diversity and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and for trading purposes. Commodity contracts held for trading purposes are presented in the Consolidated Statement of Income on a net basis in the line “Sales and other operating revenue”. The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of December 31, 2019 and 2018, or results of operations for the years ended 2019, 2018 and 2017.

Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity.

At December 31, 2019, the net notional long/(short) position of derivative instruments was 57 million barrels for crude oil, (38) million barrels for products, and (165) million MMBtus of natural gas. At December 31, 2018, the net notional long/(short) position of derivative instruments was (19) million barrels for crude oil and was (9) million barrels for products.

Realized and unrealized gains/(losses) on derivative instruments that were recognized in the Consolidated Statement of Income are included in the following lines on a before-tax basis:

	2019	2018	2017
	(millions of dollars)

Sales and other operating revenue	(412)	130	6
Crude oil and product purchases	179	(120)	(105)
Total	(233)	10	(99)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Long-Term Debt

At December 31, 2019, long-term debt consisted of $25,710 million due in U.S. dollars and $632 million representing the U.S. dollar equivalent at year-end exchange rates of amounts payable in foreign currencies. These amounts exclude that portion of long-term debt, totaling $1,617 million, which matures within one year and is included in current liabilities. The increase in the book value of long-term debt reflects the Corporation’s issuance of $7.0 billion of long-term debt in the third quarter of 2019. The amounts of long-term debt, excluding finance lease obligations, maturing in each of the four years after December 31, 2020, in millions of dollars, are: 2021 – $2,803; 2022 – $3,316; 2023 – $1,261; and 2024 – $2,130. At December 31, 2019, the Corporation’s unused long-term credit lines were $0.2 billion.

Summarized long-term debt at year-end 2019 and 2018 are shown in the table below:

	Average
	Rate (1)	2019	2018
		(millions of dollars)
Exxon Mobil Corporation
1.912% notes due 2020		-	1,500
2.222% notes due 2021		2,500	2,500
2.397% notes due 2022 (Issued 2015)		1,150	1,150
1.902% notes due 2022 (Issued 2019)		750	-
Floating-rate notes due 2022 (Issued 2015)	2.792%	500	500
Floating-rate notes due 2022 (Issued 2019)	2.414%	750	-
2.726% notes due 2023		1,250	1,250
3.176% notes due 2024 (Issued 2014)		1,000	1,000
2.019% notes due 2024 (Issued 2019)		1,000	-
2.709% notes due 2025		1,750	1,750
3.043% notes due 2026 (Issued 2016)		2,500	2,500
2.275% notes due 2026 (Issued 2019)		1,000	-
2.440% notes due 2029		1,250	-
2.995% notes due 2039		750	-
3.567% notes due 2045		1,000	1,000
4.114% notes due 2046		2,500	2,500
3.095% notes due 2049		1,500	-

XTO Energy Inc. (2)
6.100% senior notes due 2036		193	195
6.750% senior notes due 2037		296	299
6.375% senior notes due 2038		229	230

Mobil Corporation
8.625% debentures due 2021		250	250

Industrial revenue bonds due 2020-2051	1.388%	2,461	2,513
Other U.S. dollar obligations		89	102
Other foreign currency obligations		64	38
Finance lease obligations	9.518%	1,670	1,303
Debt issuance costs		(60)	(42)
Total long-term debt		26,342	20,538

(1)Average effective interest rate for debt and average imputed interest rate for finance leases at December 31, 2019.

(2)Includes premiums of $92 million in 2019 and $97 million in 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Incentive Program

The 2003 Incentive Program provides for grants of stock options, stock appreciation rights (SARs), restricted stock, and other forms of awards. Awards may be granted to eligible employees of the Corporation and those affiliates at least 50 percent owned. Outstanding awards are subject to certain forfeiture provisions contained in the program or award instrument. Options and SARs may be granted at prices not less than 100 percent of market value on the date of grant and have a maximum life of 10 years. The maximum number of shares of stock that may be issued under the 2003 Incentive Program is 220 million. Awards that are forfeited, expire, or are settled in cash, do not count against this maximum limit. The 2003 Incentive Program does not have a specified term. New awards may be made until the available shares are depleted, unless the Board terminates the plan early. At the end of 2019, remaining shares available for award under the 2003 Incentive Program were 76 million.

Restricted Stock and Restricted Stock Units. Awards totaling 8,936 thousand, 8,771 thousand, and 8,916 thousand of restricted (nonvested) common stock units were granted in 2019, 2018, and 2017, respectively. Compensation expense for these awards is based on the price of the stock at the date of grant and is recognized in income over the requisite service period. Shares for these awards are issued to employees from treasury stock. The units that are settled in cash are recorded as liabilities and their changes in fair value are recognized over the vesting period. During the applicable restricted periods, the shares and units may not be sold or transferred and are subject to forfeiture. The majority of the awards have graded vesting periods, with 50 percent of the shares and units in each award vesting after three years and the remaining 50 percent vesting after seven years. Awards granted to a small number of senior executives have vesting periods of five years for 50 percent of the award and of 10 years or retirement, whichever occurs later, for the remaining 50 percent of the award.

The Corporation has purchased shares in the open market and through negotiated transactions to offset shares or units settled in shares issued in conjunction with benefit plans and programs. Purchases may be discontinued at any time without prior notice.

The following tables summarize information about restricted stock and restricted stock units for the year ended December 31, 2019.

	2019
		Weighted Average
		Grant-Date
Restricted stock and units outstanding	Shares	Fair Value per Share
	(thousands)	(dollars)

Issued and outstanding at January 1	40,381	86.56
Awards issued in 2019	8,799	77.66
Vested	(9,427)	86.94
Forfeited	(125)	85.35
Issued and outstanding at December 31	39,628	84.50

Value of restricted stock units	2019	2018	2017
Grant price (dollars)	68.77	77.66	81.89

Value at date of grant:	(millions of dollars)
Units settled in stock	559	620	667
Units settled in cash	55	61	63
Total value	614	681	730

As of December 31, 2019, there was $1,754 million of unrecognized compensation cost related to the nonvested restricted awards. This cost is expected to be recognized over a weighted-average period of 4.4 years. The compensation cost charged against income for the restricted stock and restricted stock units was $741 million, $774 million, and $856 million for 2019, 2018, and 2017, respectively. The income tax benefit recognized in income related to this compensation expense was $51 million, $42 million, and $78 million for the same periods, respectively. The fair value of shares and units vested in 2019, 2018, and 2017 was $647 million, $722 million, and $826 million, respectively. Cash payments of $56 million, $61 million, and $64 million for vested restricted stock units settled in cash were made in 2019, 2018, and 2017, respectively.

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

Other Contingencies. The Corporation and certain of its consolidated subsidiaries were contingently liable at December 31, 2019, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure.

			December 31, 2019
		Equity Company	Other Third-Party
		Obligations (1)	Obligations	Total
			(millions of dollars)
Guarantees
	Debt-related	827	104	931
	Other	873	5,151	6,024
	Total	1,700	5,255	6,955

(1)	ExxonMobil share.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Pension and Other Postretirement Benefits

The benefit obligations and plan assets associated with the Corporation’s principal benefit plans are measured on December 31.

	Pension Benefits				Other Postretirement
	U.S.		Non-U.S.		Benefits
	2019	2018	2019	2018	2019	2018
	(percent)
Weighted-average assumptions used to determine
benefit obligations at December 31
Discount rate	3.50	4.40	2.30	3.00	3.50	4.40
Long-term rate of compensation increase	5.75	5.75	4.80	4.30	5.75	5.75

	(millions of dollars)
Change in benefit obligation
Benefit obligation at January 1	18,174	19,310	25,378	27,963	7,471	8,100
Service cost	757	819	551	608	139	152
Interest cost	766	721	763	754	315	301
Actuarial loss/(gain)	2,562	(957)	3,703	(1,034)	556	(630)
Benefits paid (1) (2)	(1,300)	(1,715)	(1,196)	(1,284)	(517)	(528)
Foreign exchange rate changes	-	-	391	(1,664)	25	(49)
Amendments, divestments and other	-	(4)	328	35	124	125
Benefit obligation at December 31	20,959	18,174	29,918	25,378	8,113	7,471
Accumulated benefit obligation at December 31	16,387	14,683	27,236	23,350	-	-

(1)Benefit payments for funded and unfunded plans.

(2)For 2019 and 2018, other postretirement benefits paid are net of $20 million and $13 million of Medicare subsidy receipts, respectively.

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

The measurement of the accumulated postretirement benefit obligation assumes a health care cost trend rate of 4.5 percent in 2021 and subsequent years. A one-percentage-point increase in the health care cost trend rate would increase service and interest cost by $85 million and the postretirement benefit obligation by $921 million. A one-percentage-point decrease in the health care cost trend rate would decrease service and interest cost by $63 million and the postretirement benefit obligation by $726 million.

	Pension Benefits				Other Postretirement
	U.S.		Non-U.S.		Benefits
	2019	2018	2019	2018	2019	2018
	(millions of dollars)
Change in plan assets
Fair value at January 1	11,134	12,782	19,486	21,461	386	427
Actual return on plan assets	2,521	(710)	3,210	(15)	54	(13)
Foreign exchange rate changes	-	-	513	(1,320)	-	-
Company contribution	1,022	491	602	438	41	30
Benefits paid (1)	(1,041)	(1,429)	(883)	(903)	(56)	(58)
Other	-	-	(12)	(175)	-	-
Fair value at December 31	13,636	11,134	22,916	19,486	425	386

(1)Benefit payments for funded plans.

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

	Pension Benefits
	U.S.		Non-U.S.
	2019	2018	2019	2018
	(millions of dollars)
Assets in excess of/(less than) benefit obligation
Balance at December 31
Funded plans	(4,656)	(4,604)	(1,728)	439
Unfunded plans	(2,667)	(2,436)	(5,274)	(6,331)
Total	(7,323)	(7,040)	(7,002)	(5,892)

The authoritative guidance for defined benefit pension and other postretirement plans requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income.

	Pension Benefits				Other Postretirement
	U.S.		Non-U.S.		Benefits
	2019	2018	2019	2018	2019	2018
	(millions of dollars)
Assets in excess of/(less than) benefit obligation
Balance at December 31 (1)	(7,323)	(7,040)	(7,002)	(5,892)	(7,688)	(7,085)

Amounts recorded in the consolidated balance
sheet consist of:
Other assets	-	-	1,151	1,174	-	-
Current liabilities	(242)	(243)	(267)	(314)	(351)	(362)
Postretirement benefits reserves	(7,081)	(6,797)	(7,886)	(6,752)	(7,337)	(6,723)
Total recorded	(7,323)	(7,040)	(7,002)	(5,892)	(7,688)	(7,085)

Amounts recorded in accumulated other
comprehensive income consist of:
Net actuarial loss/(gain)	3,971	3,831	5,662	4,713	1,339	877
Prior service cost	1	6	360	(93)	(315)	(357)
Total recorded in accumulated other
comprehensive income	3,972	3,837	6,022	4,620	1,024	520

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

							Other
	Pension Benefits						Postretirement
	U.S.			Non-U.S.			Benefits
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Weighted-average assumptions used to
determine net periodic benefit cost for
years ended December 31	(percent)
Discount rate	4.40	3.80	4.25	3.00	2.80	3.00	4.40	3.80	4.25
Long-term rate of return on funded assets	5.30	6.00	6.50	4.10	4.70	5.20	4.60	6.00	6.50
Long-term rate of compensation increase	5.75	5.75	5.75	4.30	4.30	4.00	5.75	5.75	5.75

Components of net periodic benefit cost	(millions of dollars)
Service cost	757	819	784	551	608	596	139	152	129
Interest cost	766	721	798	763	754	772	315	301	317
Expected return on plan assets	(568)	(727)	(775)	(777)	(951)	(1,000)	(15)	(23)	(24)
Amortization of actuarial loss/(gain)	305	362	438	306	409	476	55	116	96
Amortization of prior service cost	5	5	5	56	46	47	(42)	(40)	(33)
Net pension enhancement and
curtailment/settlement cost	164	268	609	(98)	44	19	-	-	-
Net periodic benefit cost	1,429	1,448	1,859	801	910	910	452	506	485

Changes in amounts recorded in accumulated
other comprehensive income:
Net actuarial loss/(gain)	609	479	(324)	1,268	(66)	(191)	517	(594)	215
Amortization of actuarial (loss)/gain	(469)	(630)	(1,047)	(208)	(453)	(495)	(55)	(116)	(96)
Prior service cost/(credit)	-	-	-	379	98	111	-	-	-
Amortization of prior service (cost)/credit	(5)	(5)	(5)	(56)	(46)	(47)	42	40	33
Foreign exchange rate changes	-	-	-	19	(356)	559	-	(8)	8
Total recorded in other comprehensive income	135	(156)	(1,376)	1,402	(823)	(63)	504	(678)	160
Total recorded in net periodic benefit cost and
other comprehensive income, before tax	1,564	1,292	483	2,203	87	847	956	(172)	645

Costs for defined contribution plans were $422 million, $391 million and $384 million in 2019, 2018 and 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the change in accumulated other comprehensive income is shown in the table below:

	Total Pension and
	Other Postretirement Benefits
	2019	2018	2017
	(millions of dollars)
(Charge)/credit to other comprehensive income, before tax
U.S. pension	(135)	156	1,376
Non-U.S. pension	(1,402)	823	63
Other postretirement benefits	(504)	678	(160)
Total (charge)/credit to other comprehensive income, before tax	(2,041)	1,657	1,279
(Charge)/credit to income tax (see Note 4)	550	(470)	(290)
(Charge)/credit to investment in equity companies	(19)	24	(43)
(Charge)/credit to other comprehensive income including noncontrolling
interests, after tax	(1,510)	1,211	946
Charge/(credit) to equity of noncontrolling interests	146	(114)	12
(Charge)/credit to other comprehensive income attributable to ExxonMobil	(1,364)	1,097	958

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

Studies are periodically conducted to establish the preferred target asset allocation percentages. The target asset allocation for the U.S. benefit plans and the major non-U.S. plans is 30 percent equity securities and 70 percent debt securities. The equity targets for the U.S. and certain non-U.S. plans include a small allocation to private equity partnerships that primarily focus on early-stage venture capital of 4 percent and 3 percent, respectively.

The fair value measurement levels are accounting terms that refer to different methods of valuing assets. The terms do not represent the relative risk or credit quality of an investment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2019 fair value of the benefit plan assets, including the level within the fair value hierarchy, is shown in the tables below:

	U.S. Pension						Non-U.S. Pension
	Fair Value Measurement						Fair Value Measurement
	at December 31, 2019, Using:						at December 31, 2019, Using:
					Net							Net
					Asset							Asset
	Level 1	Level 2		Level 3	Value (1)	Total	Level 1		Level 2		Level 3	Value (1)	Total
	(millions of dollars)
Asset category:
Equity securities
U.S.	-	-		-	1,960	1,960	-		-		-	3,436	3,436
Non-U.S.	-	-		-	1,656	1,656	70	(2)	-		-	3,015	3,085
Private equity	-	-		-	499	499	-		-		-	489	489
Debt securities
Corporate	-	4,932	(3)	-	1	4,933	-		129	(3)	-	4,486	4,615
Government	-	4,470	(3)	-	2	4,472	280	(4)	139	(3)	-	10,511	10,930
Asset-backed	-	-		-	1	1	-		21	(3)	-	212	233
Cash	-	-		-	107	107	33		12	(5)	-	61	106
Total at fair value	-	9,402		-	4,226	13,628	383		301		-	22,210	22,894
Insurance contracts
at contract value						8							22
Total plan assets						13,636							22,916

(1)Per ASU 2015-07, certain instruments that are measured at fair value using the Net Asset Value (NAV) per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.

(2)For non-U.S. equity securities held in separate accounts, fair value is based on observable quoted prices on active exchanges.

(3)For corporate, government and asset-backed debt securities, fair value is based on observable inputs of comparable market transactions.

(4)For government debt securities that are traded on active exchanges, fair value is based on observable quoted prices.

(5)For cash balances that are subject to withdrawal penalties or other adjustments, the fair value is treated as a Level 2 input.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Other Postretirement
	Fair Value Measurement
	at December 31, 2019, Using:
					Net
					Asset
	Level 1	Level 2		Level 3	Value (1)	Total
	(millions of dollars)
Asset category:
Equity securities
U.S.	-	-		-	81	81
Non-U.S.	-	-		-	49	49
Debt securities
Corporate	-	92	(2)	-	-	92
Government	-	200	(2)	-	-	200
Asset-backed	-	-		-	-	-
Cash	-	-		-	3	3
Total at fair value	-	292		-	133	425

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

(1)Per ASU 2015-07, certain instruments that are measured at fair value using the Net Asset Value (NAV) per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.

(2)For non-U.S. equity securities held in separate accounts, fair value is based on observable quoted prices on active exchanges.

(3)For corporate, government and asset-backed debt securities, fair value is based on observable inputs of comparable market transactions.

(4)For government debt securities that are traded on active exchanges, fair value is based on observable quoted prices.

(5)For cash balances that are subject to withdrawal penalties or other adjustments, the fair value is treated as a Level 2 input.

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

(1)Per ASU 2015-07, certain instruments that are measured at fair value using the Net Asset Value (NAV) per share practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total value of plan assets.

(2)For corporate, government and asset-backed debt securities, fair value is based on observable inputs of comparable market transactions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of pension plans with an accumulated benefit obligation in excess of plan assets is shown in the table below:

	Pension Benefits
	U.S.		Non-U.S.
	2019	2018	2019	2018
	(millions of dollars)
For funded pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	18,292	15,738	3,616	4,037
Accumulated benefit obligation	14,940	13,208	3,026	3,671
Fair value of plan assets	13,636	11,134	1,381	3,499

For unfunded pension plans:
Projected benefit obligation	2,667	2,436	5,274	6,331
Accumulated benefit obligation	1,447	1,475	4,629	5,670
			Other
	Pension Benefits		Postretirement
	U.S.	Non-U.S.	Benefits
	(millions of dollars)
Estimated 2020 amortization from accumulated other comprehensive income:
Net actuarial loss/(gain) (1)	527	422	89
Prior service cost (2)	5	70	(42)

(1)The Corporation amortizes the net balance of actuarial losses/(gains) as a component of net periodic benefit cost over the average remaining service period of active plan participants.

(2)The Corporation amortizes prior service cost on a straight-line basis as permitted under authoritative guidance for defined benefit pension and other postretirement benefit plans.

	Pension Benefits		Other Postretirement Benefits
				Medicare
	U.S.	Non-U.S.	Gross	Subsidy Receipt
	(millions of dollars)

Contributions expected in 2020	1,030	515	-	-
Benefit payments expected in:
2020	1,440	1,171	444	20
2021	1,339	1,162	445	21
2022	1,330	1,177	443	22
2023	1,328	1,199	440	23
2024	1,327	1,221	438	24
2025 - 2029	6,512	6,125	2,196	132

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the Corporate and financing segment, interest revenue relates to interest earned on cash deposits and marketable securities. Interest expense includes non-debt-related interest expense of $105 million in 2019, $84 million in 2018 and $136 million in 2017.

							Corporate
	Upstream		Downstream		Chemical		and	Corporate
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	Financing	Total
	(millions of dollars)
As of December 31, 2019
Earnings after income tax	536	13,906	1,717	606	206	386	(3,017)	14,340
Earnings of equity companies included above	282	4,534	196	19	(4)	818	(404)	5,441
Sales and other operating revenue	9,364	13,779	70,523	134,460	9,723	17,693	41	255,583
Intersegment revenue	10,893	30,864	22,416	24,775	7,864	5,905	224	-
Depreciation and depletion expense	6,162	9,305	674	832	555	621	849	18,998
Interest revenue	-	-	-	-	-	-	84	84
Interest expense	54	34	1	9	-	1	731	830
Income tax expense (benefit)	(151)	5,509	465	361	58	305	(1,265)	5,282
Additions to property, plant and equipment	10,404	7,347	2,685	1,777	1,344	589	758	24,904
Investments in equity companies	5,313	17,736	319	1,062	1,835	3,335	(309)	29,291
Total assets	95,750	151,181	23,442	37,133	16,544	20,376	18,171	362,597

As of December 31, 2018
Earnings after income tax	1,739	12,340	2,962	3,048	1,642	1,709	(2,600)	20,840
Earnings of equity companies included above	608	5,816	156	(6)	48	1,113	(380)	7,355
Sales and other operating revenue	10,359	15,158	74,327	147,007	12,239	20,204	38	279,332
Intersegment revenue	8,683	29,659	21,954	29,888	9,044	7,217	205	-
Depreciation and depletion expense	6,024	9,257	684	890	405	606	879	18,745
Interest revenue	-	-	-	-	-	-	64	64
Interest expense	77	31	2	12	-	1	643	766
Income tax expense (benefit)	104	8,149	946	1,008	566	245	(1,486)	9,532
Additions to property, plant and equipment	7,119	7,974	1,152	1,595	1,146	348	717	20,051
Investments in equity companies	4,566	16,337	293	1,162	870	3,431	(277)	26,382
Total assets	90,310	148,914	17,898	34,024	14,904	21,131	19,015	346,196

As of December 31, 2017
Earnings after income tax	6,622	6,733	1,948	3,649	2,190	2,328	(3,760)	19,710
Earnings of equity companies included above	216	3,618	118	490	90	1,217	(369)	5,380
Sales and other operating revenue	9,349	14,508	61,695	122,881	11,035	17,659	35	237,162
Intersegment revenue	5,729	22,935	14,857	22,263	7,270	5,550	208	-
Depreciation and depletion expense	6,963	9,741	658	883	299	504	845	19,893
Interest revenue	-	-	-	-	-	-	36	36
Interest expense	87	29	1	6	-	-	478	601
Income tax expense (benefit)	(8,552)	5,463	(61)	934	362	664	16	(1,174)
Effect of U.S. tax reform - noncash	(7,602)	480	(618)	-	(335)	-	2,133	(5,942)
Additions to property, plant and equipment	9,761	8,617	769	1,551	1,330	2,019	854	24,901
Investments in equity companies	4,680	14,494	276	1,462	341	3,387	(286)	24,354
Total assets	89,048	155,822	18,172	34,294	13,363	21,133	16,859	348,691

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic

Sales and other operating revenue	2019	2018	2017
	(millions of dollars)

United States	89,612	96,930	82,079
Non-U.S.	165,971	182,402	155,083
Total	255,583	279,332	237,162

Significant non-U.S. revenue sources include: (1)
Canada	19,735	22,672	20,116
United Kingdom	17,479	18,702	16,611
France	12,740	13,637	11,235
Singapore	12,128	13,689	11,589
Belgium	11,644	15,664	13,633
Italy	10,459	13,396	11,476

(1) Revenue is determined by primary country of operations. Excludes certain sales and other operating revenues in Non-U.S. operations where attribution to a specific country is not practicable.

Long-lived assets	2019	2018	2017
	(millions of dollars)

United States	114,372	108,147	105,101
Non-U.S.	138,646	138,954	147,529
Total	253,018	247,101	252,630

Significant non-U.S. long-lived assets include:
Canada	39,130	37,433	41,138
Australia	13,933	14,548	16,908
Singapore	11,645	11,148	11,292
Kazakhstan	9,315	9,726	10,121
Papua New Guinea	8,057	8,269	8,463
Nigeria	7,640	8,421	9,734
Angola	5,784	7,021	7,689
United Arab Emirates	5,262	4,859	4,304
Russia	5,135	5,456	5,702

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Income and Other Taxes

		2019			2018			2017
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
				(millions of dollars)
Income tax expense
Federal and non-U.S.
Current	(121)	6,171	6,050	459	9,001	9,460	577	6,633	7,210
Deferred - net	(255)	(420)	(675)	518	(614)	(96)	(9,075)	754	(8,321)
U.S. tax on non-U.S. operations	89	-	89	42	-	42	17	-	17
Total federal and non-U.S.	(287)	5,751	5,464	1,019	8,387	9,406	(8,481)	7,387	(1,094)
State	(182)	-	(182)	126	-	126	(80)	-	(80)
Total income tax expense	(469)	5,751	5,282	1,145	8,387	9,532	(8,561)	7,387	(1,174)
All other taxes and duties
Other taxes and duties	3,566	26,959	30,525	3,498	29,165	32,663	3,330	26,774	30,104
Included in production and
manufacturing expenses	1,385	811	2,196	1,245	857	2,102	1,107	747	1,854
Included in SG&A expenses	160	305	465	153	312	465	147	354	501
Total other taxes and duties	5,111	28,075	33,186	4,896	30,334	35,230	4,584	27,875	32,459
Total	4,642	33,826	38,468	6,041	38,721	44,762	(3,977)	35,262	31,285

The above provisions for deferred income taxes include net credits of $740 million in 2019 and $289 million in 2018 related to changes in tax laws and rates. For 2017, deferred income tax expense includes a net credit of $5,920 million, reflecting a $5,942 million credit related to U.S. tax reform and $22 million of other changes in tax laws and rates outside of the United States.

Following the December 22, 2017, enactment of the U.S. Tax Cuts and Jobs Act, in accordance with Accounting Standard Codification Topic 740 (Income Taxes) and following the guidance outlined in the SEC Staff Accounting Bulletin No. 118, the Corporation included a $5,942 million credit in its 2017 results, representing a reasonable estimate of the income tax effects of the changes in tax law and tax rate. The Corporation’s results for 2018 include a $291 million tax credit, mainly in the Non-U.S. Upstream, reflecting an updated estimate of the impact of U.S. tax reform including clarifications provided in tax regulations issued by the U.S. Treasury. The Corporation completed its accounting for the enactment-date income tax effects of the U.S. Tax Cuts and Jobs Act in accordance with Accounting Standard Codification Topic 740 (Income Taxes) during 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation between income tax expense and a theoretical U.S. tax computed by applying a rate of 21 percent for 2019 and 2018 and 35 percent for 2017 is as follows:

	2019	2018	2017
	(millions of dollars)
Income before income taxes
United States	(53)	5,200	(754)
Non-U.S.	20,109	25,753	19,428
Total	20,056	30,953	18,674
Theoretical tax	4,212	6,500	6,536
Effect of equity method of accounting	(1,143)	(1,545)	(1,883)
Non-U.S. taxes in excess of/(less than) theoretical U.S. tax (1)	2,573	4,626	1,848
Enactment-date effects of U.S. tax reform	-	(291)	(5,942)
Other (2)	(360)	242	(1,733)
Total income tax expense	5,282	9,532	(1,174)

Effective tax rate calculation
Income taxes	5,282	9,532	(1,174)
ExxonMobil share of equity company income taxes	2,490	3,142	2,228
Total income taxes	7,772	12,674	1,054
Net income including noncontrolling interests	14,774	21,421	19,848
Total income before taxes	22,546	34,095	20,902

Effective income tax rate	34%	37%	5%

(1) 2019 includes taxes less than the theoretical U.S. tax of $773 million from Norway operations and the sale of upstream assets, $657 million from a tax rate change in Alberta, Canada, and $268 million from an adjustment to a prior year tax position.

(2) 2017 includes taxes less than the theoretical U.S. tax of $708 million from an exploration tax benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

Deferred tax liabilities/(assets) are comprised of the following at December 31:

Tax effects of temporary differences for:	2019	2018
	(millions of dollars)

Property, plant and equipment	36,029	35,745
Other liabilities	7,653	6,516
Total deferred tax liabilities	43,682	42,261

Pension and other postretirement benefits	(4,712)	(4,115)
Asset retirement obligations	(3,403)	(4,118)
Tax loss carryforwards	(7,404)	(6,321)
Other assets	(7,735)	(5,498)
Total deferred tax assets	(23,254)	(20,052)

Asset valuation allowances	1,924	1,826
Net deferred tax liabilities	22,352	24,035

In 2019, asset valuation allowances of $1,924 million increased by $98 million and included net provisions of $113 million and effects of foreign currency translation of $15 million.

Balance sheet classification	2019	2018
	(millions of dollars)

Other assets, including intangibles, net	(3,268)	(3,209)
Deferred income tax liabilities	25,620	27,244
Net deferred tax liabilities	22,352	24,035

The Corporation’s undistributed earnings from subsidiary companies outside the United States include amounts that have been retained to fund prior and future capital project expenditures. Deferred income taxes have not been recorded for potential future tax obligations, such as foreign withholding tax and state tax, as these undistributed earnings are expected to be indefinitely reinvested for the foreseeable future. As of December 31, 2019, it is not practicable to estimate the unrecognized deferred tax liability. However, unrecognized deferred taxes on remittance of these funds are not expected to be material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized Tax Benefits. The Corporation is subject to income taxation in many jurisdictions around the world. Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. The following table summarizes the movement in unrecognized tax benefits:

Gross unrecognized tax benefits	2019	2018	2017
	(millions of dollars)

Balance at January 1	9,174	8,783	9,468
Additions based on current year's tax positions	287	375	522
Additions for prior years' tax positions	120	240	523
Reductions for prior years' tax positions	(97)	(125)	(865)
Reductions due to lapse of the statute of limitations	(279)	(5)	(113)
Settlements with tax authorities	(538)	(68)	(782)
Foreign exchange effects/other	177	(26)	30
Balance at December 31	8,844	9,174	8,783

The gross unrecognized tax benefit balances shown above are predominantly related to tax positions that would reduce the Corporation’s effective tax rate if the positions are favorably resolved. Unfavorable resolution of these tax positions generally would not increase the effective tax rate. The 2019, 2018 and 2017 changes in unrecognized tax benefits did not have a material effect on the Corporation’s net income.

Resolution of these tax positions through negotiations with the relevant tax authorities or through litigation will take many years to complete. It is difficult to predict the timing of resolution for tax positions since such timing is not entirely within the control of the Corporation. In the United States, the Corporation has various ongoing U.S. federal income tax positions at issue with the Internal Revenue Service (IRS) for tax years beginning in 2006. The Corporation filed a refund suit for tax years 2006-2009 in U.S. federal district court with respect to the positions at issue for those years. These positions are reflected in the unrecognized tax benefits table above. On February 24, 2020, the Corporation received an adverse ruling on this suit and is assessing the ruling. Unfavorable resolution of all positions at issue with the IRS would not have a materially adverse effect on the Corporation’s net income or liquidity. The IRS has asserted penalties associated with several of those positions. The Corporation has not recognized the penalties as an expense because the Corporation does not expect the penalties to be sustained under applicable law.

It is reasonably possible that the total amount of unrecognized tax benefits could increase or decrease by 10 percent in the next 12 months with no material impact on the Corporation's net income.

The following table summarizes the tax years that remain subject to examination by major tax jurisdiction:

Country of Operation	Open Tax Years
Abu Dhabi	2018	-	2019
Angola	2018	-	2019
Australia	2010	-	2019
Belgium	2017	-	2019
Canada	2000	-	2019
Equatorial Guinea	2007	-	2019
Indonesia	2007	-	2019
Iraq	2014	-	2019
Malaysia	2011	-	2019
Nigeria	2006	-	2019
Norway	2007	-	2019
Papua New Guinea	2008	-	2019
Russia	2017	-	2019
United Kingdom	2015	-	2019
United States	2006	-	2019

The Corporation classifies interest on income tax-related balances as interest expense or interest income and classifies tax-related penalties as operating expense.

The Corporation incurred $0 million, $3 million and $36 million in interest expense on income tax reserves in 2019, 2018 and 2017, respectively. The related interest payable balances were $71 million and $169 million at December 31, 2019, and 2018, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Sale of Norway Assets

On December 10, 2019, the Corporation completed the sale of non-operated upstream assets in Norway to Vår Energi AS (Vår). The agreed sales price of $4.5 billion was subject to interim period adjustments from the effective date of January 1, 2019, to the closing date, and reduction of obligations for income taxes from the effective date. Cash flow related to the divestment was $3.1 billion in 2019 and the Corporation expects to receive a refund of income tax payments of $0.6 billion and deferred consideration of $0.3 billion plus interest by 2022. The Corporation recognized a gain of $3.7 billion at closing of which $2.7 billion is included in “Other income” and $1.0 billion in “Income taxes” in the Consolidated Statement of Income.

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (unaudited)

The results of operations for producing activities shown below do not include earnings from other activities that ExxonMobil includes in the Upstream function, such as oil and gas transportation operations, LNG liquefaction and transportation operations, coal and power operations, technical service agreements, other nonoperating activities and adjustments for noncontrolling interests. These excluded amounts for both consolidated and equity companies totaled $3,502 million in 2019, $1,484 million in 2018 and $1,402 million in 2017. Oil sands mining operations are included in the results of operations in accordance with Securities and Exchange Commission and Financial Accounting Standards Board rules.

		Canada/
	United	Other				Australia/
Results of Operations	States	Americas	Europe	Africa	Asia	Oceania	Total
	(millions of dollars)
Consolidated Subsidiaries
2019 - Revenue
Sales to third parties	5,070	1,452	2,141	802	2,393	3,132	14,990
Transfers	6,544	5,979	1,345	7,892	8,706	628	31,094
	11,614	7,431	3,486	8,694	11,099	3,760	46,084
Production costs excluding taxes	4,697	4,366	1,196	2,387	1,597	637	14,880
Exploration expenses	120	498	118	234	119	180	1,269
Depreciation and depletion	5,916	1,975	601	3,019	2,264	703	14,478
Taxes other than income	998	122	113	682	1,182	250	3,347
Related income tax	(29)	(423)	(20)	1,188	4,238	599	5,553
Results of producing activities for consolidated
subsidiaries	(88)	893	1,478	1,184	1,699	1,391	6,557

Equity Companies
2019 - Revenue
Sales to third parties	664	-	1,248	-	10,536	-	12,448
Transfers	530	-	6	-	464	-	1,000
	1,194	-	1,254	-	11,000	-	13,448
Production costs excluding taxes	595	-	570	6	555	-	1,726
Exploration expenses	1	-	4	-	-	-	5
Depreciation and depletion	379	-	231	-	528	-	1,138
Taxes other than income	33	-	75	-	3,634	-	3,742
Related income tax	-	-	180	(1)	2,275	-	2,454
Results of producing activities for equity companies	186	-	194	(5)	4,008	-	4,383

Total results of operations	98	893	1,672	1,179	5,707	1,391	10,940

		Canada/
	United	Other				Australia/
Results of Operations	States	Americas	Europe	Africa	Asia	Oceania	Total
	(millions of dollars)
Consolidated Subsidiaries
2018 - Revenue
Sales to third parties	5,914	1,491	3,680	1,136	2,431	3,256	17,908
Transfers	5,822	4,633	1,573	8,844	8,461	873	30,206
	11,736	6,124	5,253	9,980	10,892	4,129	48,114
Production costs excluding taxes	3,915	4,211	1,348	2,454	1,501	680	14,109
Exploration expenses	237	434	140	318	209	128	1,466
Depreciation and depletion	5,775	1,803	665	2,788	2,088	809	13,928
Taxes other than income	953	133	128	799	1,155	335	3,503
Related income tax	250	(121)	1,934	1,766	4,008	622	8,459
Results of producing activities for consolidated
subsidiaries	606	(336)	1,038	1,855	1,931	1,555	6,649

Equity Companies
2018 - Revenue
Sales to third parties	747	-	1,420	-	12,028	-	14,195
Transfers	588	-	8	-	935	-	1,531
	1,335	-	1,428	-	12,963	-	15,726
Production costs excluding taxes	535	-	745	5	409	-	1,694
Exploration expenses	1	-	4	-	5	-	10
Depreciation and depletion	248	-	172	-	462	-	882
Taxes other than income	33	-	61	-	4,104	-	4,198
Related income tax	-	-	271	(1)	2,726	-	2,996
Results of producing activities for equity companies	518	-	175	(4)	5,257	-	5,946

Total results of operations	1,124	(336)	1,213	1,851	7,188	1,555	12,595

Consolidated Subsidiaries
2017 - Revenue
Sales to third parties	5,223	1,911	3,652	993	2,239	2,244	16,262
Transfers	3,852	3,462	1,631	7,771	6,035	689	23,440
	9,075	5,373	5,283	8,764	8,274	2,933	39,702
Production costs excluding taxes	3,730	3,833	1,576	2,064	1,618	626	13,447
Exploration expenses	162	647	94	311	494	82	1,790
Depreciation and depletion	6,689	2,005	1,055	2,957	1,782	913	15,401
Taxes other than income	684	97	146	559	811	311	2,608
Related income tax	(8,066)	(180)	1,717	1,911	2,148	316	(2,154)
Results of producing activities for consolidated
subsidiaries	5,876	(1,029)	695	962	1,421	685	8,610

Equity Companies
2017 - Revenue
Sales to third parties	585	-	1,636	-	8,926	-	11,147
Transfers	443	-	10	-	638	-	1,091
	1,028	-	1,646	-	9,564	-	12,238
Production costs excluding taxes	523	-	418	-	336	-	1,277
Exploration expenses	1	-	13	-	878	-	892
Depreciation and depletion	320	-	166	-	477	-	963
Taxes other than income	33	-	679	-	2,997	-	3,709
Related income tax	-	-	130	-	1,924	-	2,054
Results of producing activities for equity companies	151	-	240	-	2,952	-	3,343

Total results of operations	6,027	(1,029)	935	962	4,373	685	11,953

Oil and Gas Exploration and Production Costs

The amounts shown for net capitalized costs of consolidated subsidiaries are $13,082 million less at year-end 2019 and $13,474 million less at year-end 2018 than the amounts reported as investments in property, plant and equipment for the Upstream in Note 9. This is due to the exclusion from capitalized costs of certain transportation and research assets and assets relating to LNG operations. Assets related to oil sands and oil shale mining operations are included in the capitalized costs in accordance with Financial Accounting Standards Board rules.

			Canada/
		United	Other				Australia/
Capitalized Costs		States	Americas	Europe	Africa	Asia	Oceania	Total
		(millions of dollars)
Consolidated Subsidiaries
As of December 31, 2019
Property (acreage) costs	- Proved	19,046	2,579	49	988	2,971	719	26,352
	- Unproved	23,725	7,113	37	166	181	2,638	33,860
Total property costs		42,771	9,692	86	1,154	3,152	3,357	60,212
Producing assets		99,405	49,942	18,982	55,436	41,181	13,670	278,616
Incomplete construction		6,086	4,315	1,514	2,717	4,299	1,811	20,742
Total capitalized costs		148,262	63,949	20,582	59,307	48,632	18,838	359,570
Accumulated depreciation and depletion		63,333	21,533	17,544	43,743	22,497	7,235	175,885
Net capitalized costs for consolidated subsidiaries		84,929	42,416	3,038	15,564	26,135	11,603	183,685

Equity Companies
As of December 31, 2019
Property (acreage) costs	- Proved	99	-	4	308	-	-	411
	- Unproved	6	-	-	3,112	-	-	3,118
Total property costs		105	-	4	3,420	-	-	3,529
Producing assets		6,825	-	5,413	-	7,731	-	19,969
Incomplete construction		212	-	19	650	9,581	-	10,462
Total capitalized costs		7,142	-	5,436	4,070	17,312	-	33,960
Accumulated depreciation and depletion		3,288	-	4,778	-	5,380	-	13,446
Net capitalized costs for equity companies		3,854	-	658	4,070	11,932	-	20,514

Consolidated Subsidiaries
As of December 31, 2018
Property (acreage) costs	- Proved	17,996	2,482	147	982	2,944	722	25,273
	- Unproved	26,357	6,872	45	155	179	2,692	36,300
Total property costs		44,353	9,354	192	1,137	3,123	3,414	61,573
Producing assets		95,532	45,874	28,564	53,722	39,173	13,587	276,452
Incomplete construction		4,174	2,873	1,475	3,368	4,985	1,525	18,400
Total capitalized costs		144,059	58,101	30,231	58,227	47,281	18,526	356,425
Accumulated depreciation and depletion		62,950	18,994	25,803	40,710	20,206	6,574	175,237
Net capitalized costs for consolidated subsidiaries		81,109	39,107	4,428	17,517	27,075	11,952	181,188

Equity Companies
As of December 31, 2018
Property (acreage) costs	- Proved	98	-	4	309	-	-	411
	- Unproved	10	-	-	3,111	-	-	3,121
Total property costs		108	-	4	3,420	-	-	3,532
Producing assets		6,766	-	5,547	-	7,719	-	20,032
Incomplete construction		148	-	12	581	7,044	-	7,785
Total capitalized costs		7,022	-	5,563	4,001	14,763	-	31,349
Accumulated depreciation and depletion		2,968	-	4,653	-	4,843	-	12,464
Net capitalized costs for equity companies		4,054	-	910	4,001	9,920	-	18,885

Oil and Gas Exploration and Production Costs (continued)

The amounts reported as costs incurred include both capitalized costs and costs charged to expense during the year. Costs incurred also include new asset retirement obligations established in the current year, as well as increases or decreases to the asset retirement obligation resulting from changes in cost estimates or abandonment date. Total consolidated costs incurred in 2019 were $19,240 million, up $2,912 million from 2018, due primarily to higher development costs, partially offset by lower acquisition costs of unproved properties. In 2018 costs were $16,328 million, down $3,316 million from 2017, due primarily to lower acquisition costs of unproved properties, partially offset by higher development costs. Total equity company costs incurred in 2019 were $2,916 million, down $115 million from 2018, due primarily to lower development costs.

			Canada/
Costs Incurred in Property Acquisitions,		United	Other				Australia/
Exploration and Development Activities		States	Americas	Europe	Africa	Asia	Oceania	Total
		(millions of dollars)
During 2019
Consolidated Subsidiaries
Property acquisition costs	- Proved	12	-	-	-	26	-	38
	- Unproved	226	105	1	20	-	-	352
Exploration costs		134	1,107	155	252	111	194	1,953
Development costs		10,275	2,946	809	1,066	1,317	484	16,897
	Total costs incurred for consolidated subsidiaries	10,647	4,158	965	1,338	1,454	678	19,240

Equity Companies
Property acquisition costs	- Proved	-	-	-	-	-	-	-
	- Unproved	-	-	-	-	-	-	-
Exploration costs		1	-	5	-	-	-	6
Development costs		241	-	15	69	2,585	-	2,910
	Total costs incurred for equity companies	242	-	20	69	2,585	-	2,916

During 2018
Consolidated Subsidiaries
Property acquisition costs	- Proved	7	3	-	-	321	-	331
	- Unproved	238	2,109	-	1	-	-	2,348
Exploration costs		235	1,113	147	342	217	174	2,228
Development costs		7,440	1,734	96	791	1,104	256	11,421
	Total costs incurred for consolidated subsidiaries	7,920	4,959	243	1,134	1,642	430	16,328

Equity Companies
Property acquisition costs	- Proved	21	-	-	-	-	-	21
	- Unproved	-	-	-	-	-	-	-
Exploration costs		1	-	4	-	5	-	10
Development costs		442	-	40	66	2,452	-	3,000
	Total costs incurred for equity companies	464	-	44	66	2,457	-	3,031

During 2017
Consolidated Subsidiaries
Property acquisition costs	- Proved	88	5	-	50	583	-	726
	- Unproved	6,167	1,004	35	70	-	2,601	9,877
Exploration costs		190	702	109	373	224	509	2,107
Development costs		3,752	877	(39)	628	1,450	266	6,934
	Total costs incurred for consolidated subsidiaries	10,197	2,588	105	1,121	2,257	3,376	19,644

Equity Companies
Property acquisition costs	- Proved	-	-	-	309	-	-	309
	- Unproved	-	-	-	3,111	-	-	3,111
Exploration costs		1	-	3	323	90	-	417
Development costs		137	-	41	192	1,801	-	2,171
	Total costs incurred for equity companies	138	-	44	3,935	1,891	-	6,008

Oil and Gas Reserves

The following information describes changes during the years and balances of proved oil and gas reserves at year-end 2017, 2018 and 2019.

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

Reserves reported under production sharing and other nonconcessionary agreements are based on the economic interest as defined by the specific fiscal terms in the agreement. The production and reserves reported for these types of arrangements typically vary inversely with oil and natural gas price changes. As oil and natural gas prices increase, the cash flow and value received by the company increase; however, the production volumes and reserves required to achieve this value will typically be lower because of the higher prices. When prices decrease, the opposite effect generally occurs. The percentage of total liquids and natural gas proved reserves (consolidated subsidiaries plus equity companies) at year-end 2019 that were associated with production sharing contract arrangements was 10 percent of liquids, 12 percent of natural gas and 10 percent on an oil-equivalent basis (natural gas is converted to an oil-equivalent basis at six billion cubic feet per one million barrels).

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

The changes between 2019 year-end proved reserves and 2018 year-end proved reserves include worldwide production of 1.5 billion oil-equivalent barrels (GOEB), a reduction of 0.2 GOEB due to the sale of non-operated assets in Norway, and other net reductions of 0.4 GOEB in the United States and Canada. Additions to proved reserves resulted from revisions in Asia of 0.3 GOEB and extensions/discoveries of 0.1 GOEB in Guyana.

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
	(millions of barrels)
Net proved developed and
undeveloped reserves of
consolidated subsidiaries
January 1, 2019	3,204	529	166	604	3,357	105	7,965	1,404	4,185	466	14,020
Revisions	(677)	(66)	20	(25)	136	-	(612)	(305)	(213)	(27)	(1,157)
Improved recovery	-	-	-	-	-	-	-	-	-	-	-
Purchases	20	-	-	-	-	-	20	12	-	-	32
Sales	(1)	-	(117)	-	-	-	(118)	(27)	-	-	(145)
Extensions/discoveries	710	125	-	-	-	-	835	263	-	-	1,098
Production	(168)	(31)	(30)	(132)	(158)	(11)	(530)	(72)	(114)	(24)	(740)
December 31, 2019	3,088	557	39	447	3,335	94	7,560	1,275	3,858	415	13,108
Attributable to noncontrolling interests		21						3	894	126

Proportional interest in proved
reserves of equity companies
January 1, 2019	254	-	15	6	1,020	-	1,295	342	-	-	1,637
Revisions	15	-	-	-	(38)	-	(23)	3	-	-	(20)
Improved recovery	-	-	-	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-	-	-	-
Extensions/discoveries	1	-	-	-	-	-	1	-	-	-	1
Production	(19)	-	(1)	-	(85)	-	(105)	(23)	-	-	(128)
December 31, 2019	251	-	14	6	897	-	1,168	322	-	-	1,490
Total liquids proved reserves
at December 31, 2019	3,339	557	53	453	4,232	94	8,728	1,597	3,858	415	14,598

Crude Oil, Natural Gas Liquids, Bitumen and Synthetic Oil Proved Reserves (continued)
										Synthetic
	Crude Oil and Natural Gas Liquids								Bitumen	Oil
		Canada/							Canada/	Canada/
	United	Other				Australia/			Other	Other
	States	Americas	Europe	Africa	Asia	Oceania	Total		Americas	Americas	Total
	(millions of barrels)
Proved developed reserves, as of
December 31, 2017
Consolidated subsidiaries	1,489	92	119	676	2,182	131	4,689		657	473	5,819
Equity companies	208	-	14	-	1,019	-	1,241		-	-	1,241

Proved undeveloped reserves, as of
December 31, 2017
Consolidated subsidiaries	2,167	337	30	137	1,426	31	4,128		355	-	4,483
Equity companies	48	-	1	6	431	-	486		-	-	486
Total liquids proved reserves at
December 31, 2017	3,912	429	164	819	5,058	162	10,544		1,012	473	12,029

Proved developed reserves, as of
December 31, 2018
Consolidated subsidiaries	1,696	153	123	578	2,285	118	4,953		3,880	466	9,299
Equity companies	208	-	15	-	919	-	1,142		-	-	1,142

Proved undeveloped reserves, as of
December 31, 2018
Consolidated subsidiaries	2,616	403	78	111	1,173	35	4,416		305	-	4,721
Equity companies	56	-	-	6	433	-	495		-	-	495
Total liquids proved reserves at
December 31, 2018	4,576	556	216	695	4,810	153	11,006		4,185	466	15,657

Proved developed reserves, as of
December 31, 2019
Consolidated subsidiaries	1,655	195	23	419	2,309	90	4,691		3,528	415	8,634
Equity companies	200	-	13	-	727	-	940		-	-	940

Proved undeveloped reserves, as of
December 31, 2019
Consolidated subsidiaries	2,474	381	29	68	1,157	35	4,144		330	-	4,474
Equity companies	60	-	1	6	483	-	550		-	-	550
Total liquids proved reserves at
December 31, 2019	4,389	576	66	493	4,676	125	10,325	(1)	3,858	415	14,598

(1)See previous pages for natural gas liquids proved reserves attributable to consolidated subsidiaries and equity companies. For additional information on natural gas liquids proved reserves see Item 2. Properties in ExxonMobil’s 2019 Form 10-K.

Natural Gas and Oil-Equivalent Proved Reserves
	Natural Gas
		Canada/						Oil-Equivalent
	United	Other				Australia/		Total
	States	Americas	Europe	Africa	Asia	Oceania	Total	All Products (1)
	(billions of cubic feet)							(millions of oil-
								equivalent barrels)
Net proved developed and undeveloped
reserves of consolidated subsidiaries
January 1, 2017	17,786	940	1,659	771	4,921	7,357	33,434	14,309
Revisions	649	206	134	(135)	(214)	33	673	1,063
Improved recovery	-	1	-	-	-	-	1	8
Purchases	982	56	-	-	-	-	1,038	771
Sales	(172)	(1)	(17)	-	-	-	(190)	(87)
Extensions/discoveries	956	269	-	-	13	-	1,238	970
Production	(1,168)	(99)	(408)	(41)	(380)	(496)	(2,592)	(1,131)
December 31, 2017	19,033	1,372	1,368	595	4,340	6,894	33,602	15,903
Attributable to noncontrolling interests		195

Proportional interest in proved reserves
of equity companies
January 1, 2017	211	-	7,624	-	15,234	-	23,069	5,665
Revisions	25	-	(1,129)	-	86	-	(1,018)	(138)
Improved recovery	-	-	-	-	-	-	-	-
Purchases	-	-	-	914	-	-	914	158
Sales	-	-	-	-	-	-	-	-
Extensions/discoveries	-	-	-	-	-	-	-	-
Production	(13)	-	(331)	-	(1,072)	-	(1,416)	(367)
December 31, 2017	223	-	6,164	914	14,248	-	21,549	5,318
Total proved reserves at December 31, 2017	19,256	1,372	7,532	1,509	18,588	6,894	55,151	21,221

Net proved developed and undeveloped
reserves of consolidated subsidiaries
January 1, 2018	19,033	1,372	1,368	595	4,340	6,894	33,602	15,903
Revisions	(98)	(29)	306	38	(147)	1,065	1,135	3,626
Improved recovery	-	-	-	-	-	-	-	36
Purchases	104	-	-	-	-	-	104	27
Sales	(264)	(3)	(4)	-	-	-	(271)	(71)
Extensions/discoveries	3,658	506	3	-	1	7	4,175	1,654
Production	(1,030)	(102)	(361)	(45)	(353)	(504)	(2,395)	(1,097)
December 31, 2018	21,403	1,744	1,312	588	3,841	7,462	36,350	20,078
Attributable to noncontrolling interests		334

Proportional interest in proved reserves
of equity companies
January 1, 2018	223	-	6,164	914	14,248	-	21,549	5,318
Revisions	12	-	(4,801)	(51)	102	-	(4,738)	(753)
Improved recovery	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-
Sales	-	-	(38)	-	-	-	(38)	(6)
Extensions/discoveries	2	-	-	-	-	-	2	1
Production	(12)	-	(268)	-	(1,029)	-	(1,309)	(345)
December 31, 2018	225	-	1,057	863	13,321	-	15,466	4,215
Total proved reserves at December 31, 2018	21,628	1,744	2,369	1,451	17,162	7,462	51,816	24,293

(1) Natural gas is converted to an oil-equivalent basis at six billion cubic feet per one million barrels.

Natural Gas and Oil-Equivalent Proved Reserves (continued)
	Natural Gas
		Canada/						Oil-Equivalent
	United	Other				Australia/		Total
	States	Americas	Europe	Africa	Asia	Oceania	Total	All Products (1)
	(billions of cubic feet)							(millions of oil-
								equivalent barrels)
Net proved developed and undeveloped
reserves of consolidated subsidiaries
January 1, 2019	21,403	1,744	1,312	588	3,841	7,462	36,350	20,078
Revisions	(3,213)	(301)	41	(171)	953	39	(2,652)	(1,599)
Improved recovery	-	-	-	-	-	-	-	-
Purchases	85	-	-	-	-	-	85	47
Sales	(297)	(29)	(416)	-	-	-	(742)	(269)
Extensions/discoveries	2,151	166	-	-	-	-	2,317	1,484
Production	(1,103)	(114)	(316)	(40)	(361)	(500)	(2,434)	(1,145)
December 31, 2019	19,026	1,466	621	377	4,433	7,001	32,924	18,596
Attributable to noncontrolling interests		256

Proportional interest in proved reserves
of equity companies
January 1, 2019	225	-	1,057	863	13,321	-	15,466	4,215
Revisions	(1)	-	(238)	45	142	-	(52)	(29)
Improved recovery	-	-	-	-	-	-	-	-
Purchases	-	-	-	-	-	-	-	-
Sales	-	-	-	-	-	-	-	-
Extensions/discoveries	1	-	-	-	-	-	1	1
Production	(12)	-	(238)	-	(1,009)	-	(1,259)	(338)
December 31, 2019	213	-	581	908	12,454	-	14,156	3,849
Total proved reserves at December 31, 2019	19,239	1,466	1,202	1,285	16,887	7,001	47,080	22,445

(1) Natural gas is converted to an oil-equivalent basis at six billion cubic feet per one million barrels.

Natural Gas and Oil-Equivalent Proved Reserves (continued)
	Natural Gas
		Canada/						Oil-Equivalent
	United	Other				Australia/		Total
	States	Americas	Europe	Africa	Asia	Oceania	Total	All Products (1)
	(billions of cubic feet)							(millions of oil-
								equivalent barrels)
Proved developed reserves, as of
December 31, 2017
Consolidated subsidiaries	12,649	512	1,231	584	4,030	4,420	23,426	9,724
Equity companies	154	-	4,899	-	12,898	-	17,951	4,232

Proved undeveloped reserves, as of
December 31, 2017
Consolidated subsidiaries	6,384	860	137	11	310	2,474	10,176	6,179
Equity companies	69	-	1,265	914	1,350	-	3,598	1,086

Total proved reserves at December 31, 2017	19,256	1,372	7,532	1,509	18,588	6,894	55,151	21,221

Proved developed reserves, as of
December 31, 2018
Consolidated subsidiaries	12,538	605	1,116	581	3,618	4,336	22,794	13,098
Equity companies	152	-	988	-	11,951	-	13,091	3,324

Proved undeveloped reserves, as of
December 31, 2018
Consolidated subsidiaries	8,865	1,139	196	7	223	3,126	13,556	6,980
Equity companies	73	-	69	863	1,370	-	2,375	891

Total proved reserves at December 31, 2018	21,628	1,744	2,369	1,451	17,162	7,462	51,816	24,293

Proved developed reserves, as of
December 31, 2019
Consolidated subsidiaries	11,882	613	502	377	3,508	3,765	20,647	12,075
Equity companies	143	-	505	-	9,859	-	10,507	2,691

Proved undeveloped reserves, as of
December 31, 2019
Consolidated subsidiaries	7,144	853	119	-	925	3,236	12,277	6,521
Equity companies	70	-	76	908	2,595	-	3,649	1,158

Total proved reserves at December 31, 2019	19,239	1,466	1,202	1,285	16,887	7,001	47,080	22,445

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

(1)Includes discounted future net cash flows attributable to noncontrolling interests in ExxonMobil consolidated subsidiaries of $1,016 million in 2017.

		Canada/
Standardized Measure of Discounted	United	Other				Australia/
Future Cash Flows (continued)	States	Americas (1)	Europe	Africa	Asia	Oceania	Total
	(millions of dollars)
Consolidated Subsidiaries
As of December 31, 2018
Future cash inflows from sales of oil and gas	265,527	204,596	23,263	47,557	241,410	67,041	849,394
Future production costs	96,489	125,469	5,023	16,019	61,674	18,081	322,755
Future development costs	54,457	29,759	7,351	8,356	13,907	8,047	121,877
Future income tax expenses	25,365	9,024	8,255	10,491	124,043	10,499	187,677
Future net cash flows	89,216	40,344	2,634	12,691	41,786	30,414	217,085
Effect of discounting net cash flows at 10%	49,176	22,315	(6)	2,957	21,509	15,030	110,981
Discounted future net cash flows	40,040	18,029	2,640	9,734	20,277	15,384	106,104

Equity Companies
As of December 31, 2018
Future cash inflows from sales of oil and gas	17,730	-	7,264	3,777	165,471	-	194,242
Future production costs	6,474	-	2,157	249	61,331	-	70,211
Future development costs	3,359	-	1,165	370	10,295	-	15,189
Future income tax expenses	-	-	1,612	964	30,662	-	33,238
Future net cash flows	7,897	-	2,330	2,194	63,183	-	75,604
Effect of discounting net cash flows at 10%	4,104	-	713	1,712	31,503	-	38,032
Discounted future net cash flows	3,793	-	1,617	482	31,680	-	37,572

Total consolidated and equity interests in
standardized measure of discounted
future net cash flows	43,833	18,029	4,257	10,216	51,957	15,384	143,676

Consolidated Subsidiaries
As of December 31, 2019
Future cash inflows from sales of oil and gas	208,981	190,604	5,789	30,194	215,837	43,599	695,004
Future production costs	90,448	133,606	3,209	10,177	58,255	12,980	308,675
Future development costs	53,641	31,158	4,397	6,756	14,113	8,109	118,174
Future income tax expenses	12,530	5,888	(594)	5,374	108,316	5,158	136,672
Future net cash flows	52,362	19,952	(1,223)	7,887	35,153	17,352	131,483
Effect of discounting net cash flows at 10%	30,499	7,728	(1,265)	872	18,658	7,491	63,983
Discounted future net cash flows	21,863	12,224	42	7,015	16,495	9,861	67,500

Equity Companies
As of December 31, 2019
Future cash inflows from sales of oil and gas	15,729	-	3,194	2,509	115,451	-	136,883
Future production costs	6,848	-	1,302	246	48,259	-	56,655
Future development costs	3,681	-	1,182	247	11,463	-	16,573
Future income tax expenses	-	-	346	555	17,891	-	18,792
Future net cash flows	5,200	-	364	1,461	37,838	-	44,863
Effect of discounting net cash flows at 10%	2,721	-	41	1,112	18,573	-	22,447
Discounted future net cash flows	2,479	-	323	349	19,265	-	22,416

Total consolidated and equity interests in
standardized measure of discounted
future net cash flows	24,342	12,224	365	7,364	35,760	9,861	89,916

(1)Includes discounted future net cash flows attributable to noncontrolling interests in ExxonMobil consolidated subsidiaries of $2,823 million in 2018 and $1,064 million in 2019.

Change in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

Consolidated and Equity Interests		2017
			Total
		Share of	Consolidated
	Consolidated	Equity Method	and Equity
	Subsidiaries	Investees	Interests
	(millions of dollars)

Discounted future net cash flows as of December 31, 2016	35,150	18,201	53,351

Value of reserves added during the year due to extensions, discoveries,
improved recovery and net purchases less related costs	10,375	255	10,630
Changes in value of previous-year reserves due to:
Sales and transfers of oil and gas produced during the year, net of
production (lifting) costs	(24,911)	(7,358)	(32,269)
Development costs incurred during the year	7,066	2,020	9,086
Net change in prices, lifting and development costs	51,703	12,782	64,485
Revisions of previous reserves estimates	6,580	1,193	7,773
Accretion of discount	4,951	2,124	7,075
Net change in income taxes	(25,713)	(4,214)	(29,927)
Total change in the standardized measure during the year	30,051	6,802	36,853

Discounted future net cash flows as of December 31, 2017	65,201	25,003	90,204

Consolidated and Equity Interests		2018
			Total
		Share of	Consolidated
	Consolidated	Equity Method	and Equity
	Subsidiaries	Investees	Interests
	(millions of dollars)

Discounted future net cash flows as of December 31, 2017	65,201	25,003	90,204

Value of reserves added during the year due to extensions, discoveries,
improved recovery and net purchases less related costs	9,472	(134)	9,338
Changes in value of previous-year reserves due to:
Sales and transfers of oil and gas produced during the year, net of
production (lifting) costs	(31,706)	(9,956)	(41,662)
Development costs incurred during the year	11,500	2,762	14,262
Net change in prices, lifting and development costs	56,798	23,582	80,380
Revisions of previous reserves estimates	14,515	(2,091)	12,424
Accretion of discount	8,793	3,043	11,836
Net change in income taxes	(28,469)	(4,637)	(33,106)
Total change in the standardized measure during the year	40,903	12,569	53,472

Discounted future net cash flows as of December 31, 2018	106,104	37,572	143,676

Change in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

Consolidated and Equity Interests (continued)		2019
			Total
		Share of	Consolidated
	Consolidated	Equity Method	and Equity
	Subsidiaries	Investees	Interests
	(millions of dollars)

Discounted future net cash flows as of December 31, 2018	106,104	37,572	143,676

Value of reserves added during the year due to extensions, discoveries,
improved recovery and net purchases/sales less related costs	(1,252)	4	(1,248)
Changes in value of previous-year reserves due to:
Sales and transfers of oil and gas produced during the year, net of
production (lifting) costs	(29,159)	(8,202)	(37,361)
Development costs incurred during the year	16,544	2,927	19,471
Net change in prices, lifting and development costs	(66,455)	(21,046)	(87,501)
Revisions of previous reserves estimates	4,906	657	5,563
Accretion of discount	11,433	3,956	15,389
Net change in income taxes	25,379	6,548	31,927
Total change in the standardized measure during the year	(38,604)	(15,156)	(53,760)

Discounted future net cash flows as of December 31, 2019	67,500	22,416	89,916

OPERATING INFORMATION (unaudited)

	2019	2018	2017	2016	2015
Production of crude oil, natural gas liquids, bitumen and synthetic oil
Net production	(thousands of barrels daily)
United States	646	551	514	494	476
Canada/Other Americas	467	438	412	430	402
Europe	108	132	182	204	204
Africa	372	387	423	474	529
Asia	748	711	698	707	684
Australia/Oceania	45	47	54	56	50
Worldwide	2,386	2,266	2,283	2,365	2,345

Natural gas production available for sale
Net production	(millions of cubic feet daily)
United States	2,778	2,574	2,936	3,078	3,147
Canada/Other Americas	258	227	218	239	261
Europe	1,457	1,653	1,948	2,173	2,286
Africa	7	13	5	7	5
Asia	3,575	3,613	3,794	3,743	4,139
Australia/Oceania	1,319	1,325	1,310	887	677
Worldwide	9,394	9,405	10,211	10,127	10,515

	(thousands of oil-equivalent barrels daily)
Oil-equivalent production (1)	3,952	3,833	3,985	4,053	4,097

Refinery throughput	(thousands of barrels daily)
United States	1,532	1,588	1,508	1,591	1,709
Canada	353	392	383	363	386
Europe	1,317	1,422	1,510	1,417	1,496
Asia Pacific	598	706	690	708	647
Other Non-U.S.	181	164	200	190	194
Worldwide	3,981	4,272	4,291	4,269	4,432
Petroleum product sales (2)
United States	2,292	2,210	2,190	2,250	2,521
Canada	476	510	499	491	488
Europe	1,479	1,556	1,597	1,519	1,542
Asia Pacific and other Eastern Hemisphere	1,156	1,200	1,164	1,140	1,124
Latin America	49	36	80	82	79
Worldwide	5,452	5,512	5,530	5,482	5,754
Gasoline, naphthas	2,220	2,217	2,262	2,270	2,363
Heating oils, kerosene, diesel oils	1,867	1,840	1,850	1,772	1,924
Aviation fuels	406	402	382	399	413
Heavy fuels	270	395	371	370	377
Specialty petroleum products	689	658	665	671	677
Worldwide	5,452	5,512	5,530	5,482	5,754

Chemical prime product sales (2)	(thousands of metric tons)
United States	9,127	9,824	9,307	9,576	9,664
Non-U.S.	17,389	17,045	16,113	15,349	15,049
Worldwide	26,516	26,869	25,420	24,925	24,713

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

(1)Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

(2)Petroleum product and chemical prime product sales data reported net of purchases/sales contracts with the same counterparty.

INDEX TO EXHIBITS

Exhibit	Description

3(i)

Restated Certificate of Incorporation, as restated November 30, 1999, and as further amended effective June 20, 2001 (incorporated by reference to Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for 2015).

3(ii)	By-Laws, as revised effective November 1, 2017 (incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K of October 31, 2017).

4(vi)	Description of ExxonMobil Capital Stock.

10(iii)(a.1)	2003 Incentive Program, as approved by shareholders May 28, 2003 (incorporated by reference to Exhibit 10(iii)(a.1) to the Registrant’s Annual Report on Form 10-K for 2017).*

10(iii)(a.2)	Extended Provisions for Restricted Stock Agreements (incorporated by reference to Exhibit 10(iii)(a.2) to the Registrant’s Annual Report on Form 10-K for 2016).*

10(iii)(a.3)	Extended Provisions for Restricted Stock Unit Agreements – Settlement in Shares.*

10(iii)(b.1)	Short Term Incentive Program, as amended (incorporated by reference to Exhibit 10(iii)(b.1) to the Registrant’s Annual Report on Form 10-K for 2018).*

10(iii)(b.2)	Earnings Bonus Unit instrument.*

10(iii)(c.1)	ExxonMobil Supplemental Savings Plan (incorporated by reference to Exhibit 10(iii)(c.1) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).*

10(iii)(c.2)	ExxonMobil Supplemental Pension Plan (incorporated by reference to Exhibit 10(iii)(c.2) to the Registrant’s Annual Report on Form 10-K for 2014).*

10(iii)(c.3)	ExxonMobil Additional Payments Plan (incorporated by reference to Exhibit 10(iii)(c.3) to the Registrant’s Annual Report on Form 10-K for 2018).*

10(iii)(d)	ExxonMobil Executive Life Insurance and Death Benefit Plan (incorporated by reference to Exhibit 10(iii)(d) to the Registrant’s Annual Report on Form 10-K for 2016).*

10(iii)(f.1)	2004 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10(iii)(f.1) to the Registrant’s Annual Report on Form 10-K for 2018).*

10(iii)(f.2)	Standing resolution for non-employee director restricted grants dated September 26, 2007 (incorporated by reference to Exhibit 10(iii)(f.2) to the Registrant’s Annual Report on Form 10-K for 2016).*

10(iii)(f.3)	Form of restricted stock grant letter for non-employee directors.*

10(iii)(f.4)	Standing resolution for non-employee director cash fees dated October 26, 2011 (incorporated by reference to Exhibit 10(iii)(f.4) to the Registrant’s Annual Report on Form 10-K for 2015).*

14	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for 2017).

21	Subsidiaries of the registrant.

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.

31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.

31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.

32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.

32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.

32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.

101	Interactive data files (formatted as Inline XBRL).

104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101).
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
(Darren W. Woods, Chairman of the Board)

Dated February 26, 2020

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Leonard M. Fox, Jeremy R. Osterstock, and Richard C. Vint and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on February 26, 2020.

/s/ DARREN W. WOODS	Chairman of the Board
(Darren W. Woods)	(Principal Executive Officer)

/s/ SUSAN K. AVERY	Director
(Susan K. Avery)

/s/ ANGELA F. BRALY	Director
(Angela F. Braly)

/s/ URSULA M. BURNS	Director
(Ursula M. Burns)

/s/ KENNETH C. FRAZIER	Director
(Kenneth C. Frazier)

/s/ JOSEPH L. HOOLEY	Director
(Joseph L. Hooley)

/s/ STEVEN A. KANDARIAN	Director
(Steven A. Kandarian)

/s/ DOUGLAS R. OBERHELMAN	Director
(Douglas R. Oberhelman)

/s/ SAMUEL J. PALMISANO	Director
(Samuel J. Palmisano)

/s/ STEVEN S REINEMUND	Director
(Steven S Reinemund)

/s/ WILLIAM C. WELDON	Director
(William C. Weldon)

/s/ ANDREW P. SWIGER	Senior Vice President
(Andrew P. Swiger)	(Principal Financial Officer)

/s/ DAVID S. ROSENTHAL	Vice President and Controller
(David S. Rosenthal)	(Principal Accounting Officer)