Form 10-Q
period 2020-03-31
EXXON MOBIL CORP
filed 2020-05-06
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2020
Common stock, without par value	4,228,211,252

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)

	Three Months Ended
	March 31,
	2020	2019
Revenues and other income
Sales and other operating revenue	55,134	61,646
Income from equity affiliates	775	1,709
Other income	249	270
Total revenues and other income	56,158	63,625
Costs and other deductions
Crude oil and product purchases	32,083	34,801
Production and manufacturing expenses	8,297	8,970
Selling, general and administrative expenses	2,579	2,770
Depreciation and depletion	5,819	4,571
Exploration expenses, including dry holes	288	280
Non-service pension and postretirement benefit expense	269	358
Interest expense	249	181
Other taxes and duties	6,832	7,405
Total costs and other deductions	56,416	59,336
Income (Loss) before income taxes	(258)	4,289
Income taxes	512	1,883
Net income (loss) including noncontrolling interests	(770)	2,406
Net income (loss) attributable to noncontrolling interests	(160)	56
Net income (loss) attributable to ExxonMobil	(610)	2,350

Earnings (Loss) per common share (dollars)	(0.14)	0.55

Earnings (Loss) per common share - assuming dilution (dollars)	(0.14)	0.55

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended
	March 31,
	2020	2019

Net income (loss) including noncontrolling interests	(770)	2,406
Other comprehensive income (loss) (net of income taxes)
Foreign exchange translation adjustment	(5,649)	749
Postretirement benefits reserves adjustment (excluding amortization)	87	(26)
Amortization and settlement of postretirement benefits reserves adjustment
included in net periodic benefit costs	204	185
Total other comprehensive income (loss)	(5,358)	908
Comprehensive income (loss) including noncontrolling interests	(6,128)	3,314
Comprehensive income (loss) attributable to noncontrolling interests	(672)	182
Comprehensive income (loss) attributable to ExxonMobil	(5,456)	3,132

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)

	Mar. 31,	Dec. 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	11,412	3,089
Notes and accounts receivable – net	20,871	26,966
Inventories
Crude oil, products and merchandise	12,067	14,010
Materials and supplies	4,434	4,518
Other current assets	1,465	1,469
Total current assets	50,249	50,052
Investments, advances and long-term receivables	42,981	43,164
Property, plant and equipment – net	248,409	253,018
Other assets, including intangibles – net	14,165	16,363
Total assets	355,804	362,597

Liabilities
Current liabilities
Notes and loans payable	27,755	20,578
Accounts payable and accrued liabilities	35,815	41,831
Income taxes payable	1,203	1,580
Total current liabilities	64,773	63,989
Long-term debt	31,857	26,342
Postretirement benefits reserves	21,913	22,304
Deferred income tax liabilities	24,863	25,620
Long-term obligations to equity companies	4,024	3,988
Other long-term obligations	19,631	21,416
Total liabilities	167,061	163,659

Commitments and contingencies (Note 3)	-	-

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	15,636	15,637
Earnings reinvested	416,919	421,341
Accumulated other comprehensive income	(24,339)	(19,493)
Common stock held in treasury
(3,791 million shares at March 31, 2020 and
3,785 million shares at December 31, 2019)	(226,137)	(225,835)
ExxonMobil share of equity	182,079	191,650
Noncontrolling interests	6,664	7,288
Total equity	188,743	198,938
Total liabilities and equity	355,804	362,597

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net income (loss) including noncontrolling interests	(770)	2,406
Depreciation and depletion	5,819	4,571
Noncash inventory adjustment - lower of cost or market	2,245	-
Changes in operational working capital, excluding cash and debt	(942)	2,257
All other items – net	(78)	(896)
Net cash provided by operating activities	6,274	8,338

Cash flows from investing activities
Additions to property, plant and equipment	(5,945)	(5,199)
Proceeds associated with sales of subsidiaries, property, plant and
equipment, and sales and returns of investments	86	107
Additional investments and advances	(728)	(910)
Other investing activities including collection of advances	220	209
Net cash used in investing activities	(6,367)	(5,793)

Cash flows from financing activities
Additions to long-term debt	8,466	-
Reductions in long-term debt	(2)	-
Reductions in short-term debt	(1,533)	(3,777)
Additions/(reductions) in commercial paper, and debt with three
months or less maturity (1)	5,829	6,776
Cash dividends to ExxonMobil shareholders	(3,719)	(3,505)
Cash dividends to noncontrolling interests	(45)	(43)
Changes in noncontrolling interests	94	(74)
Common stock acquired	(305)	(421)
Net cash used in financing activities	8,785	(1,044)
Effects of exchange rate changes on cash	(369)	43
Increase/(decrease) in cash and cash equivalents	8,323	1,544
Cash and cash equivalents at beginning of period	3,089	3,042
Cash and cash equivalents at end of period	11,412	4,586

Supplemental Disclosures
Income taxes paid	1,372	1,793
Cash interest paid
Included in cash flows from operating activities	313	247
Capitalized, included in cash flows from investing activities	155	175
Total cash interest paid	468	422

(1) Includes a net addition of commercial paper with a maturity of over three months of $8.2 billion in 2020 and $5.3 billion in 2019. The gross amount of commercial paper with a maturity of over three months issued was $13.1 billion in 2020 and $6.4 billion in 2019, while the gross amount repaid was $4.9 billion in 2020 and $1.1 billion in 2019.

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)

	ExxonMobil Share of Equity
			Accumulated
			Other	Common
			Compre-	Stock	ExxonMobil	Non-
	Common	Earnings	hensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity

Balance as of December 31, 2018	15,258	421,653	(19,564)	(225,553)	191,794	6,734	198,528
Amortization of stock-based awards	223	-	-	-	223	-	223
Other	(5)	-	-	-	(5)	9	4
Net income (loss) for the period	-	2,350	-	-	2,350	56	2,406
Dividends - common shares	-	(3,505)	-	-	(3,505)	(43)	(3,548)
Other comprehensive income (loss)	-	-	782	-	782	126	908
Acquisitions, at cost	-	-	-	(421)	(421)	(83)	(504)
Dispositions	-	-	-	4	4	-	4
Balance as of March 31, 2019	15,476	420,498	(18,782)	(225,970)	191,222	6,799	198,021

Balance as of December 31, 2019	15,637	421,341	(19,493)	(225,835)	191,650	7,288	198,938
Amortization of stock-based awards	181	-	-	-	181	-	181
Other	(182)	-	-	-	(182)	157	(25)
Net income (loss) for the period	-	(610)	-	-	(610)	(160)	(770)
Dividends - common shares	-	(3,719)	-	-	(3,719)	(45)	(3,764)
Cumulative effect of accounting
change	-	(93)	-	-	(93)	(1)	(94)
Other comprehensive income (loss)	-	-	(4,846)	-	(4,846)	(512)	(5,358)
Acquisitions, at cost	-	-	-	(305)	(305)	(63)	(368)
Dispositions	-	-	-	3	3	-	3
Balance as of March 31, 2020	15,636	416,919	(24,339)	(226,137)	182,079	6,664	188,743

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
		Held in				Held in
Common Stock Share Activity	Issued	Treasury	Outstanding		Issued	Treasury	Outstanding
	(millions of shares)				(millions of shares)

Balance as of December 31	8,019	(3,785)	4,234		8,019	(3,782)	4,237
Acquisitions	-	(6)	(6)		-	(6)	(6)
Dispositions	-	-	-		-	-	-
Balance as of March 31	8,019	(3,791)	4,228		8,019	(3,788)	4,231

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.Basis of Financial Statement Preparation

These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Corporation's 2019 Annual Report on Form 10-K. In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. Prior data has been reclassified in certain cases to conform to the current presentation basis.

The Corporation's exploration and production activities are accounted for under the "successful efforts" method.

2. Miscellaneous Financial Information

Crude oil, products and merchandise inventories are carried at the lower of current market value or cost, generally determined under the last-in first-out method (LIFO). The Corporation’s results for the first quarter of 2020 include a before-tax charge of $2,777 million, included in “Crude oil and product purchases” on the Statement of Income, from writing down the book value of inventories to their market value at the end of the period. This adjustment, together with a similar adjustment for equity companies included in “Income from equity affiliates,” resulted in a $2,096 million after-tax charge to earnings (excluding noncontrolling interests) and will be re-evaluated at the end of each quarter in 2020. The earnings impact may be adjusted upward or downward this year based on prevailing market prices at the time of future evaluations. At year-end, any required adjustment is considered permanent and is incorporated into the LIFO carrying value of the inventory.

The COVID-19 pandemic resulted in substantial reductions in demand for crude oil, natural gas, and petroleum products. This reduction in demand led to sharp declines in industry prices and considerable volatility in financial markets during the quarter. Based on deteriorating industry conditions and a significant reduction in its market capitalization, the Corporation assessed its goodwill balances and certain asset groups for impairment and recognized after-tax impairment charges of $787 million. These charges included goodwill impairment of $562 million in Upstream, Downstream, and Chemical reporting units and other impairment charges of $225 million, mainly in the Upstream segment. For the goodwill impairment charges, the fair values of the impacted reporting units primarily reflected market-based estimates of historical EBITDA multiples at the end of the quarter. For the other impairment charges, which mainly relate to the Corporation’s investment in an Upstream equity company, recent third party price outlooks, internal estimates of future volumes and costs, and estimates of discount rates for similar properties were used to estimate fair value. The charges related to goodwill impairment are included in “Depreciation and depletion” on the Statement of Income while the charges related to other impairments are largely included in “Income from equity affiliates.”

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

Other Contingencies

The Corporation and certain of its consolidated subsidiaries were contingently liable at March 31, 2020, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

		As of March 31, 2020
		Equity	Other
		Company	Third Party
		Obligations (1)	Obligations	Total
		(millions of dollars)
Guarantees
	Debt-related	868	108	976
	Other	846	4,636	5,482
	Total	1,714	4,744	6,458

(1)	ExxonMobil share

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

4.Other Comprehensive Income Information

	Cumulative	Post-
	Foreign	retirement
	Exchange	Benefits
ExxonMobil Share of Accumulated Other	Translation	Reserves
Comprehensive Income	Adjustment	Adjustment	Total
	(millions of dollars)

Balance as of December 31, 2018	(13,881)	(5,683)	(19,564)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	627	(23)	604
Amounts reclassified from accumulated other
comprehensive income	-	178	178
Total change in accumulated other comprehensive income	627	155	782
Balance as of March 31, 2019	(13,254)	(5,528)	(18,782)

Balance as of December 31, 2019	(12,446)	(7,047)	(19,493)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	(5,113)	72	(5,041)
Amounts reclassified from accumulated other
comprehensive income	-	195	195
Total change in accumulated other comprehensive income	(5,113)	267	(4,846)
Balance as of March 31, 2020	(17,559)	(6,780)	(24,339)

	Three Months Ended
Amounts Reclassified Out of Accumulated Other	March 31,
Comprehensive Income - Before-tax Income/(Expense)	2020	2019
	(millions of dollars)

Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs
(Statement of Income line: Non-service pension and postretirement benefit expense)	(262)	(237)

	Three Months Ended
Income Tax (Expense)/Credit For	March 31,
Components of Other Comprehensive Income	2020	2019
	(millions of dollars)

Foreign exchange translation adjustment	7	-
Postretirement benefits reserves adjustment (excluding amortization)	(62)	10
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	(58)	(52)
Total	(113)	(42)

5.Earnings Per Share

	Three Months Ended
	March 31,
	2020	2019

Earnings per common share

Net income (loss) attributable to ExxonMobil (millions of dollars)	(610)	2,350

Weighted average number of common shares outstanding (millions of shares)	4,270	4,270

Earnings (Loss) per common share (dollars) (1)	(0.14)	0.55

Dividends paid per common share (dollars)	0.87	0.82

(1) The calculation of earnings (loss) per common share and earnings (loss) per common share – assuming dilution are the same in each period shown.

6.Pension and Other Postretirement Benefits

	Three Months Ended
	March 31,
	2020	2019
	(millions of dollars)
Components of net benefit cost
Pension Benefits - U.S.
Service cost	235	175
Interest cost	177	193
Expected return on plan assets	(175)	(142)
Amortization of actuarial loss/(gain) and prior service cost	79	77
Net pension enhancement and curtailment/settlement cost	52	54
Net benefit cost	368	357

Pension Benefits - Non-U.S.
Service cost	175	139
Interest cost	161	192
Expected return on plan assets	(222)	(197)
Amortization of actuarial loss/(gain) and prior service cost	119	103
Net benefit cost	233	237

Other Postretirement Benefits
Service cost	45	33
Interest cost	70	79
Expected return on plan assets	(4)	(4)
Amortization of actuarial loss/(gain) and prior service cost	12	3
Net benefit cost	123	111

7.Financial Instruments and Derivatives

Financial Instruments. The estimated fair value of financial instruments at March 31, 2020, and December 31, 2019, and the related hierarchy level for the fair value measurement is as follows:

	At March 31, 2020
	(millions of dollars)

	Fair Value
							Difference
				Total Gross	Effect of	Effect of	in Carrying	Net
				Assets	Counterparty	Collateral	Value and	Carrying
	Level 1	Level 2	Level 3	& Liabilities	Netting	Netting	Fair Value	Value
Assets
Derivative assets (1)	4,565	171	-	4,736	(3,603)	(962)	-	171
Advances to/receivables
from equity companies (2)(7)	-	1,702	6,088	7,790	-	-	746	8,536
Other long-term
financial assets (3)	1,141	-	975	2,116	-	-	51	2,167

Liabilities
Derivative liabilities (4)	3,637	216	-	3,853	(3,603)	(34)	-	216
Long-term debt (5)	33,128	124	4	33,256	-	-	(2,630)	30,626
Long-term obligations
to equity companies (7)	-	-	3,490	3,490	-	-	534	4,024
Other long-term
financial liabilities (6)	-	-	1,064	1,064	-	-	40	1,104

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

The increase in the estimated fair value and book value of long-term debt reflects the Corporation’s issuance of $8.5 billion of long-term debt in the first quarter of 2020. The $8.5 billion of long-term debt is comprised of $1,500 million of 2.992% notes due in 2025, $1,000 million of 3.294% notes due in 2027, $2,000 million of 3.482% notes due in 2030, $1,250 million of 4.227% notes due in 2040, and $2,750 million of 4.327% notes due in 2050.

In the first quarter of 2020, the Corporation established a short-term credit facility to provide an additional $7.0 billion of borrowing capacity for general corporate purposes to supplement its existing short-term revolving credit facilities of $7.9 billion as of year-end 2019. The majority of these credit facilities will expire within one year. As of March 31, 2020, no material amounts have been drawn on these facilities.

Subsequent Event. On April 15, 2020, the Corporation issued $9.5 billion of long-term debt. The $9.5 billion of long-term debt is comprised of $2,750 million of 1.571% notes due in 2023, $1,250 million of 2.992% notes due in 2025, $2,000 million of 2.610% notes due in 2030, $750 million of 4.227% notes due in 2040, and $2,750 million of 3.452% notes due in 2051. Net cash proceeds were $9.6 billion reflecting two tranches that were issued at a premium. This transaction was not reflected in the consolidated financial statements as of March 31, 2020.

Derivative Instruments. The Corporation’s size, strong capital structure, geographic diversity and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and for trading purposes. Commodity contracts held for trading purposes are presented in the Consolidated Statement of Income on a net basis in the line “Sales and other operating revenue.” The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of March 31, 2020, and December 31, 2019, or results of operations for the periods ended March 31, 2020 and 2019.

Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity.

At March 31, 2020, the net notional long/(short) position of derivative instruments was (4) million barrels for crude oil, (36) million barrels for products, and (192) million MMBtus of natural gas. At December 31, 2019, the net notional long/(short) position of derivative instruments was 57 million barrels for crude oil, (38) million barrels for products, and (165) million MMBtus of natural gas.

Realized and unrealized gains/(losses) on derivative instruments that were recognized in the Consolidated Statement of Income are included in the following lines on a before-tax basis:

	Three Months Ended
	March 31,
	2020	2019
	(millions of dollars)

Sales and other operating revenue	1,236	(275)
Crude oil and product purchases	(352)	(18)
Total	884	(293)

8.Disclosures about Segments and Related Information

	Three Months Ended
	March 31,
	2020	2019
Earnings (Loss) After Income Tax	(millions of dollars)
Upstream
United States	(704)	96
Non-U.S.	1,240	2,780
Downstream
United States	(101)	(161)
Non-U.S.	(510)	(95)
Chemical
United States	288	161
Non-U.S.	(144)	357
Corporate and financing	(679)	(788)
Corporate total	(610)	2,350

Sales and Other Operating Revenue
Upstream
United States	1,777	2,693
Non-U.S.	2,567	3,804
Downstream
United States	15,384	15,642
Non-U.S.	29,304	32,297
Chemical
United States	2,296	2,505
Non-U.S.	3,800	4,695
Corporate and financing	6	10
Corporate total	55,134	61,646

Intersegment Revenue
Upstream
United States	2,273	2,311
Non-U.S.	6,387	7,129
Downstream
United States	3,952	4,761
Non-U.S.	5,124	6,169
Chemical
United States	1,766	1,889
Non-U.S.	1,263	1,547
Corporate and financing	55	53

Geographic
	Three Months Ended
	March 31,
Sales and Other Operating Revenue	2020	2019
	(millions of dollars)

United States	19,457	20,840
Non-U.S.	35,677	40,806
Total	55,134	61,646

Significant Non-U.S. revenue sources include: (1)
Canada	3,823	4,850
United Kingdom	3,691	4,421
Singapore	2,616	3,121
France	2,589	3,074
Italy	1,958	2,645
Belgium	1,889	3,529

(1) Revenue is determined by primary country of operations. Excludes certain sales and other operating revenues in Non-U.S. operations where attribution to a specific country is not practicable.

9.Leases

A previously recorded operating lease was renegotiated in the first quarter of 2020 and the new agreement no longer meets the definition of a lease. At year-end 2019, this agreement had been reported as a right of use asset of $1.3 billion and a lease liability of $1.3 billion in the “Other” operating lease category. The new agreement will be reported as a take-or-pay obligation.

10.Allowance for Current Expected Credit Loss (CECL)

Effective January 1, 2020, the Corporation adopted the Financial Accounting Standards Board’s update, Financial Instruments – Credit Losses (Topic 326), as amended. The standard requires a valuation allowance for credit losses be recognized for certain financial assets that reflects the current expected credit loss over the asset’s contractual life. The valuation allowance considers the risk of loss, even if remote, and considers past events, current conditions and reasonable and supportable forecasts. The standard requires this expected loss methodology for trade receivables, certain other financial assets and off-balance sheet credit exposures. The cumulative effect adjustment related to the adoption of this standard reduced equity by $93 million.

The Corporation is exposed to credit losses primarily through sales of petroleum products, crude oil, NGLs and natural gas, as well as loans to equity companies and joint venture receivables. A counterparty’s ability to pay is assessed through a credit review process that considers payment terms, the counterparty’s established credit rating or the Corporation’s assessment of the counterparty’s credit worthiness, contract terms, country of operation, and other risks. The Corporation can require prepayment or collateral to mitigate certain credit risks.

The Corporation groups financial assets into portfolios that share similar risk characteristics for purposes of determining the allowance for credit losses. Each reporting period, the Corporation assesses whether a significant change in the risk of credit loss has occurred. Among the quantitative and qualitative factors considered are historical financial data, current conditions, industry and country risk, current credit ratings and the quality of third-party guarantees secured from the counterparty. Financial assets are written off in whole, or in part, when practical recovery efforts have been exhausted and no reasonable expectation of recovery exists. Subsequent recoveries of amounts previously written off are recognized in earnings. The Corporation manages receivable portfolios using past due balances as a key credit quality indicator.

The Corporation recognizes a credit allowance for off-balance sheet credit exposures as a liability on the balance sheet, separate from the allowance for credit losses related to recognized financial assets. Among these exposures are unfunded loans to equity companies and financial guarantees that cannot be cancelled unilaterally by the Corporation.

During the first quarter of 2020, the COVID-19 pandemic spread rapidly through most areas of the world resulting in economic uncertainty, global financial market volatility, and negative effects in the credit markets. The Corporation has considered these effects, along with the significantly lower balances of trade receivables at the end of the quarter, in its estimate of credit losses and concluded no material adjustment to credit allowances in the quarter was required. At March 31, 2020, the Corporation’s evaluation of financial assets under Financial Instruments – Credit Losses (Topic 326), as amended, included $17,740 million of notes and accounts receivable, net of allowances of $148 million, and $9,211 million of loans and long-term receivables, net of allowances of $441 million, and certain other financial assets where there is immaterial risk of loss.

	Reserve for		Liabilities for
	Notes and Other		Off Balance
	Receivables and Loans		Sheet Assets
	Trade	Other		Total
	(millions of dollars)

Balance at December 31, 2019	34	469	-	503
Cumulative effect of accounting change	52	45	12	109
Current period provision	4	1	(1)	4
Write-offs charged against the allowance	(1)	-	-	(1)
Other	(1)	(14)	2	(13)
Balance at March 31, 2020	88	501	13	602

EXXON MOBIL CORPORATION

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	First Three Months
Earnings (Loss) (U.S. GAAP)	2020	2019
	(millions of dollars)
Upstream
United States	(704)	96
Non-U.S.	1,240	2,780
Downstream
United States	(101)	(161)
Non-U.S.	(510)	(95)
Chemical
United States	288	161
Non-U.S.	(144)	357
Corporate and financing	(679)	(788)
Net income (loss) attributable to ExxonMobil (U.S. GAAP)	(610)	2,350

Earnings (Loss) per common share (dollars)	(0.14)	0.55

Earnings (Loss) per common share - assuming dilution (dollars)	(0.14)	0.55

References in this discussion to Corporate earnings (loss) mean net income (loss) attributable to ExxonMobil (U.S. GAAP) from the consolidated income statement. Unless otherwise indicated, references to earnings (loss), Upstream, Downstream, Chemical and Corporate and financing segment earnings (loss), and earnings (loss) per share are ExxonMobil's share after excluding amounts attributable to noncontrolling interests.

CURRENT ECONOMIC CONDITIONS

During the first quarter of 2020, the balance of supply and demand for petroleum and petrochemical products experienced two significant disruptive effects. On the demand side, the COVID-19 pandemic spread rapidly through most areas of the world resulting in substantial reductions in consumer and business activity and significantly reduced demand for crude oil, natural gas, and petroleum products. This reduction in demand coincided with announcements of increased production in certain key oil producing countries which led to sharp declines in prices for crude oil and other petrochemical products. Against this backdrop of economic uncertainty, global financial markets have experienced significant volatility and disruption, which at times has negatively impacted the efficiency of credit markets and available pools of liquidity.

In response to these conditions, the Corporation announced significant reductions in 2020 capital spending and operating expenses. Capital and exploration expenditures for 2020 are now expected to be $23 billion, down from the previously announced $33 billion. The Corporation’s near-term reduction in capital expenditures has resulted in a downward revision to proved reserves estimates reported in the 2019 Form 10-K of approximately 1 billion oil-equivalent barrels, mainly related to unconventional drilling in the United States. Consequently, unit-of-production depreciation and depletion rates for Upstream assets will be higher beginning in the first quarter.

The Corporation also took additional actions to strengthen its liquidity including issuing $8.5 billion of long-term debt securities in the first quarter of 2020 and issuing a further $9.5 billion of long-term debt securities subsequent to the date of the financial statements as described in Note 7. In the first quarter of 2020, the Corporation established a short-term credit facility to provide an additional $7.0 billion of borrowing capacity for general corporate purposes to supplement its existing short-term revolving credit facilities of $7.9 billion as of year-end 2019. The majority of these credit facilities will expire within one year and may be renewed or replaced according to the Corporation’s financing needs and business environment. As of March 31, 2020, no material amounts have been drawn on these facilities.

Should industry conditions near the end of the first quarter persist for an extended period into the future, the Corporation expects lower realized prices for its products to result in lower earnings and operating cash flow than in previous quarters. Amidst these conditions, project deferrals and idling of capacity will continue or may increase, and project cancellations could occur, resulting in lower volumes across one or more business segments. The capital spending reductions will result in lower near-term production volumes in the Upstream and delays in previously anticipated volume increases in future years. While the Corporation’s view of long-term supply and demand fundamentals has not changed significantly, any future reduction in the range of its long-term price outlooks could put a significant portion of its long-lived assets at risk for impairment. However, due to the inherent difficulty in predicting future commodity prices, and the relationship between industry prices and costs, it is not practicable to reasonably estimate the existence or range of any potential future impairment charges related to the Corporation’s long-lived assets.

As disclosed in ExxonMobil’s 2019 Form 10-K, low crude oil and natural gas prices can impact the Corporation’s proved reserves as reported under Securities and Exchange Commission (SEC) rules. Average year-to-date crude oil and natural gas prices have been significantly affected by the very low prices experienced near the end of the first quarter. If prices seen near the end of the first quarter persist for the remainder of the year, under the SEC definition of proved reserves, certain quantities of crude oil and natural gas will not qualify as proved reserves at year-end 2020. Since proved reserves estimates are affected by a number of factors including timing and completion of development projects, reservoir performance, market prices and differentials, costs, fiscal and commercial terms, government policies, regulatory approvals and partner considerations, it is not practicable to reasonably estimate the range of any potential future revisions to the Corporation’s proved reserves for year-end 2020 reporting.

The Corporation has taken steps, in line with government guidelines and restrictions, to limit the spread of COVID-19 among employees, contractors and the broader community, while also maintaining operations to ensure reliable supply of products to customers. The Corporation maintains robust business continuity plans, but should these efforts not be successful the Corporation could experience declines in workforce productivity that exacerbate some of the adverse operating and financial effects noted above.

REVIEW OF FIRST QUARTER 2020 RESULTS

ExxonMobil’s first quarter 2020 results were a loss of $610 million, or $0.14 per diluted share, compared with earnings of $2.4 billion a year earlier. The decrease in earnings was primarily the result of unfavorable non-operational impacts and lower Upstream realizations. These impacts were partly offset by higher Downstream margins on favorable mark-to-market derivatives, reduced maintenance activity mainly in the Downstream, and Upstream volume growth. Unfavorable non-operational impacts reflected an inventory write-down and impairments, with further information provided in Note 2.

Oil-equivalent production was 4.0 million barrels per day, up 2 percent from the prior year. Excluding entitlement effects and divestments, oil-equivalent production was up 5 percent.

The Corporation distributed $3.7 billion in dividends to shareholders.

	First Three Months
	2020	2019
	(millions of dollars)
Upstream results
United States	(704)	96
Non-U.S.	1,240	2,780
Total	536	2,876

Upstream earnings were $536 million in the first quarter of 2020, down $2,340 million from the first quarter of 2019.

•	Realizations reduced earnings by $2,020 million, with lower liquids realizations of $1,370 million and lower gas realizations of $650 million.
•	Volume and mix effects increased earnings by $220 million due to higher liquids volumes of $290 million partly offset by lower gas volumes of $70 million.
•	All other items decreased earnings by $540 million, mainly due to unfavorable non-operational impacts associated with impairments of $360 million and an inventory write-down of $260 million.
•	U.S. Upstream results were a loss of $704 million, down $800 million from the prior year quarter.
•	Non-U.S. Upstream earnings were $1,240 million, down $1,540 million from the prior year quarter.
•	On an oil-equivalent basis, production increased 2 percent from the first quarter of 2019.
•	Liquids production totaled 2.5 million barrels per day, up 153,000 barrels per day, with growth and lower downtime partly offset by divestments.
•	Natural gas production was 9.4 billion cubic feet per day, down 528 million cubic feet per day, mainly driven by divestments and lower demand.

First Quarter
Upstream additional information	(thousands of barrels daily)
Volumes reconciliation (Oil-equivalent production) (1)
2019	3,981
Entitlements - Net Interest	(6)
Entitlements - Price / Spend / Other	55
Quotas	-
Divestments	(177)
Growth / Other	193
2020	4,046

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

	First Three Months
	2020	2019
	(millions of dollars)
Downstream results
United States	(101)	(161)
Non-U.S.	(510)	(95)
Total	(611)	(256)

Downstream results were a loss of $611 million in the first quarter of 2020, compared with a loss of $256 million in the first quarter of 2019.

•	Margins increased earnings by $1,260 million, mainly reflecting favorable mark-to-market derivatives and higher margins on product sales.
•	Volume and mix effects increased earnings by $390 million.
•	All other items reduced earnings by $2,010 million, mainly due to unfavorable non-operational impacts associated with an inventory write-down of $1,600 million and impairments of $340 million.
•	U.S. Downstream results were a loss of $101 million, compared with a loss of $161 million in the prior year quarter.
•	Non-U.S. Downstream results were a loss of $510 million, compared with a loss of $95 million in the prior year quarter.
•	Petroleum product sales of 5.3 million barrels per day were 128,000 barrels per day lower than the prior year quarter.

	First Three Months
	2020	2019
	(millions of dollars)
Chemical results
United States	288	161
Non-U.S.	(144)	357
Total	144	518

Chemical earnings were $144 million in the first quarter of 2020, down $374 million from the first quarter of 2019.

•	Higher margins increased earnings by $10 million.
•	Volume and mix effects decreased earnings by $60 million.
•	All other items decreased earnings by $320 million, mainly due to unfavorable non-operational impacts associated with an inventory write-down of $230 million and impairments of $90 million.
•	U.S. Chemical earnings were $288 million, up $127 million from the prior year quarter.
•	Non-U.S. Chemical results were a loss of $144 million, compared with earnings of $357 million in the prior year quarter.
•	First quarter prime product sales of 6.2 million metric tons were 535,000 metric tons lower than the prior year quarter.

	First Three Months
	2020	2019
	(millions of dollars)

Corporate and financing results	(679)	(788)

Corporate and financing expenses were $679 million for the first quarter of 2020, down $109 million from the first quarter of 2019.

LIQUIDITY AND CAPITAL RESOURCES

	First Three Months
	2020	2019
	(millions of dollars)
Net cash provided by/(used in)
Operating activities	6,274	8,338
Investing activities	(6,367)	(5,793)
Financing activities	8,785	(1,044)
Effect of exchange rate changes	(369)	43
Increase/(decrease) in cash and cash equivalents	8,323	1,544

Cash and cash equivalents (at end of period)	11,412	4,586

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	6,274	8,338
Proceeds associated with sales of subsidiaries, property, plant & equipment,
and sales and returns of investments	86	107
Cash flow from operations and asset sales	6,360	8,445

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

Cash flow from operations and asset sales in the first quarter of 2020 was $6.4 billion, including asset sales of $0.1 billion, a decrease of $2.1 billion from the comparable 2019 period primarily reflecting lower earnings and unfavorable working capital impacts. Current market conditions and the ability of counterparties to secure financing may negatively affect the pace of asset sales in 2020.

Cash provided by operating activities totaled $6.3 billion for the first three months of 2020, $2.1 billion lower than 2019. Net income including noncontrolling interests was a loss of $0.8 billion, a decrease of $3.2 billion from the prior year period. The adjustments for the noncash provisions were $5.8 billion for depreciation and depletion and $2.2 billion for the lower of cost or market inventory adjustment. Changes in operational working capital were a reduction of $0.9 billion, compared to a contribution of $2.3 billion in the prior year period. All other items net decreased cash flows by $0.1 billion in 2020 versus a reduction of $0.9 billion in 2019. See the Condensed Consolidated Statement of Cash Flows for additional details.

Investing activities for the first three months of 2020 used net cash of $6.4 billion, an increase of $0.6 billion compared to the prior year. Spending for additions to property, plant and equipment of $5.9 billion was $0.7 billion higher than 2019. Proceeds from asset sales of $0.1 billion were comparable to the prior year. Investments and advances decreased $0.2 billion to $0.5 billion.

During the first quarter of 2020, the Corporation issued $8.5 billion of long-term debt. Net cash provided by financing activities was $8.8 billion in the first three months of 2020, $9.8 billion higher than 2019 reflecting the 2020 debt issuance.

Total debt at the end of the first quarter of 2020 was $59.6 billion compared to $46.9 billion at year-end 2019. The Corporation's debt to total capital ratio was 24.0 percent at the end of the first quarter of 2020 compared to 19.1 percent at year-end 2019.

During the first three months of 2020, Exxon Mobil Corporation purchased 6 million shares of its common stock for the treasury at a gross cost of $0.3 billion. These purchases were made to offset shares or units settled in shares issued in conjunction with the company’s benefit plans and programs. Shares outstanding decreased from 4,234 million at year-end to 4,228 million at the end of the first quarter of 2020. Purchases may be made both in the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation retained access to significant capacity of long-term and short-term liquidity during the period despite challenging financial market conditions. Commercial paper continued to provide short-term liquidity despite brief periods of reduced investor demand. The balance of commercial paper outstanding was $24.4 billion as of March 31, 2020. To provide increased liquidity and flexibility, the Corporation increased cash and cash equivalents by $8.3 billion to $11.4 billion during the first quarter of 2020. Additionally, in the first quarter of 2020, the Corporation established a short-term credit facility to provide an additional $7.0 billion of borrowing capacity for general corporate purposes to supplement its existing short-term revolving credit facilities of $7.9 billion as of year-end 2019. The majority of these credit facilities will expire within one year and may be renewed or replaced according to the Corporation’s financing needs and business environment. As of March 31, 2020, no material amounts have been drawn on these facilities.

Short-term and long-term debt is used to cover cash needs in excess of internally generated funds. Under current economic conditions, the level of debt is expected to increase in the near-term. The Corporation’s balance sheet strength and access to financial markets on attractive terms provide the capacity to continue investing in industry-advantaged projects to create value and preserve cash for the dividend. Management views the Corporation’s financial strength as a competitive advantage and maintaining a competitive credit position is an important factor in balancing capital allocation priorities and determining the pace of investments.

The Corporation distributed a total of $3.7 billion to shareholders in the first three months of 2020 through dividends.

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

Litigation and other contingencies are discussed in Note 3 to the unaudited condensed consolidated financial statements.

TAXES

	First Three Months
	2020	2019
	(millions of dollars)

Income taxes	512	1,883
Effective income tax rate	481%	53%
Total other taxes and duties (1)	7,497	8,087
Total	8,009	9,970

(1) Includes “Other taxes and duties” plus taxes that are included in “Production and manufacturing expenses” and “Selling, general and administrative expenses.”

Total taxes were $8.0 billion for the first quarter of 2020, a decrease of $2.0 billion from 2019. Income tax expense decreased by $1.4 billion to $0.5 billion reflecting lower pre-tax income resulting from lower commodity prices. The effective income tax rate of 481 percent compared to 53 percent in the prior year period primarily due to a change in mix of earnings in jurisdictions with varying tax rates. The change in mix of earnings was primarily driven by inventory valuation and impairment impacts. Total other taxes and duties decreased by $0.6 billion to $7.5 billion.

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

CAPITAL AND EXPLORATION EXPENDITURES

	First Three Months
	2020	2019
	(millions of dollars)

Upstream (including exploration expenses)	5,126	5,361
Downstream	1,234	829
Chemical	782	696
Other	1	4
Total	7,143	6,890

Capital and exploration expenditures in the first quarter of 2020 were $7.1 billion, up 4 percent from the first quarter of 2019. The Corporation anticipates an investment level of $23 billion in 2020, down from the previously announced $33 billion. Actual spending could vary depending on the progress of individual projects and property acquisitions.

FORWARD-LOOKING STATEMENTS

Statements related to outlooks, projections, goals, targets, descriptions of strategic plans and objectives, and other statements of future events or conditions are forward-looking statements. Actual future results, including financial and operating performance, the impact of the COVID-19 pandemic on results; planned capital and cash operating expense reductions; total capital expenditures and mix; cash flow, dividend and shareholder returns; business and project plans, timing, costs and capacities; resource recoveries and production rates; accounting effects resulting from market developments and ExxonMobil’s responsive actions; and the impact of new technologies, including to increase capital efficiency and production and to reduce greenhouse gas emissions, could differ materially due to a number of factors. These include global or regional changes in the supply and demand for oil, natural gas, petrochemicals, and feedstocks and other market conditions that impact prices and differentials; the outcome of government policies and actions, including actions taken to address COVID-19 and to maintain the functioning of national and global economies and markets; the impact of company actions to protect the health and safety of employees, vendors, customers, and communities; actions of competitors and commercial counterparties; the ability to access short- and long-term debt markets on a timely and affordable basis; the severity, length and ultimate impact of COVID-19 on people and economies; reservoir performance; the outcome of exploration projects and timely completion of development and construction projects; changes in law, taxes, or regulation including environmental regulations, and timely granting of governmental permits; war, trade agreements and patterns, shipping blockades or harassment, and other political or security disturbances; opportunities for and regulatory approval of potential investments or divestments; the actions of competitors; the capture of efficiencies between business lines; unforeseen technical or operating difficulties; unexpected technological developments; the ability to bring new technologies to commercial scale on a cost-competitive basis, including large-scale hydraulic fracturing projects; general economic conditions including the occurrence and duration of economic recessions; the results of research programs; and other factors discussed under the heading Factors Affecting Future Results on the Investors page of our website at www.exxonmobil.com and in Item 1A of ExxonMobil’s 2019 Form 10-K. We assume no duty to update these statements as of any future date.

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2020, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2019.

Item 4. Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of March 31, 2020. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As reported in the Corporation’s Form 10-Q for the second quarter of 2006, the State of New York Attorney General (AG) sued a number of parties, including ExxonMobil, in New York state court, Albany County, seeking penalties relating to an alleged discharge of petroleum at a Mobil-branded service station in Uniondale, New York. The suit (captioned "State of New York v. United Gas Corp. et al.") alleged that the discharge has impacted soil and groundwater in the vicinity of the service station. The AG and the seven defendants agreed to settlement terms in January 2020. The settlement includes a payment of $3.2 million by ExxonMobil and the completion of remediation work by one of the other defendants. No civil penalties were assessed for ExxonMobil or the other defendants.

Regarding a matter last reported in the Corporation’s Form 10-K for 2019, on December 31, 2019, the United States Federal District Court, Northern District of Texas (the Federal Court), vacated the civil penalty assessed by the United States Department of Treasury, Office of Foreign Assets Control (OFAC) against Exxon Mobil Corporation, ExxonMobil Development Company and ExxonMobil Oil Corporation on July 20, 2017, for allegedly violating the Ukraine-Related Sanctions Regulations, 31 C.F.R. part 589. The civil penalty vacated by the Federal Court was in the amount of $2,000,000. On April 8, 2020, OFAC and the U.S. Department of Justice confirmed that the U.S. Federal Government will not seek an appeal of the Federal Court’s final judgment vacating the penalty issued by OFAC against the Corporation.

Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 1A. Risk Factors

The risk factors that are discussed in Item 1A of the registrant’s Annual Report on Form 10-K for 2019, including those risk factors in respect of commodity supply and demand and public health, encompass, among other things, current market conditions of production oversupply as well as demand reduction due to the COVID-19 pandemic which has led to a significant decrease in commodity prices. Our future business results, including cash flows and financing needs, will be affected by the extent and duration of these conditions and the effectiveness of responsive actions that we and others take, including our actions to reduce capital and operating expenses and government actions to address the COVID-19 pandemic, as well as any resulting impact on national and global economies and markets. At this time, it is difficult to predict the timing of any resolution of the current supply imbalances and the ultimate impact of COVID-19, and we continue to monitor market developments and evaluate the impacts of decreased demand on our production levels, as well as impacts on project development and future production.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended March 31, 2020

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

January 2020	1,775,929	$67.55	1,775,929
February 2020	1,760,540	$58.75	1,760,540
March 2020	2,038,531	$39.88	2,038,531
Total	5,575,000		5,575,000	(See Note 1)

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

Item 6. Exhibits

See Index to Exhibits of this report.

INDEX TO EXHIBITS

Exhibit	Description

3(ii)	By-Laws, as amended effective March 1, 2020 (incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K of March 3, 2020).
10(iii)(f.4)	Standing resolution for non-employee director cash fees dated March 1, 2020.
31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.
31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.
31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.
32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.
101	Interactive Data Files (formatted as Inline XBRL).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

EXXON MOBIL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION
Date: May 6, 2020	By:	/s/ DAVID S. ROSENTHAL
David S. Rosenthal
Vice President, Controller and
Principal Accounting Officer