Form 10-Q
period 2020-06-30
EXXON MOBIL CORP
filed 2020-08-05
CIK 34088

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

(972) 940-6000

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	Trading Symbol	on Which Registered
Common Stock, without par value	XOM	New York Stock Exchange
0.142% Notes due 2024	XOM24B	New York Stock Exchange
0.524% Notes due 2028	XOM28	New York Stock Exchange
0.835% Notes due 2032	XOM32	New York Stock Exchange
1.408% Notes due 2039	XOM39A	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2020
Common stock, without par value	4,228,233,288

EXXON MOBIL CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues and other income
Sales and other operating revenue	32,277	67,491	87,411	129,137
Income from equity affiliates	103	1,359	878	3,068
Other income	225	241	474	511
Total revenues and other income	32,605	69,091	88,763	132,716
Costs and other deductions
Crude oil and product purchases	14,069	38,942	46,152	73,743
Production and manufacturing expenses	6,895	9,522	15,192	18,492
Selling, general and administrative expenses	2,409	2,827	4,988	5,597
Depreciation and depletion	4,916	4,631	10,735	9,202
Exploration expenses, including dry holes	214	333	502	613
Non-service pension and postretirement benefit expense	271	313	540	671
Interest expense	317	216	566	397
Other taxes and duties	5,154	7,675	11,986	15,080
Total costs and other deductions	34,245	64,459	90,661	123,795
Income (Loss) before income taxes	(1,640)	4,632	(1,898)	8,921
Income taxes	(471)	1,241	41	3,124
Net income (loss) including noncontrolling interests	(1,169)	3,391	(1,939)	5,797
Net income (loss) attributable to noncontrolling interests	(89)	261	(249)	317
Net income (loss) attributable to ExxonMobil	(1,080)	3,130	(1,690)	5,480

Earnings (Loss) per common share (dollars)	(0.26)	0.73	(0.40)	1.28

Earnings (Loss) per common share - assuming dilution (dollars)	(0.26)	0.73	(0.40)	1.28

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income (loss) including noncontrolling interests	(1,169)	3,391	(1,939)	5,797
Other comprehensive income (loss) (net of income taxes)
Foreign exchange translation adjustment	2,875	600	(2,774)	1,349
Postretirement benefits reserves adjustment
(excluding amortization)	(136)	(34)	(49)	(60)
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	203	141	407	326
Total other comprehensive income (loss)	2,942	707	(2,416)	1,615
Comprehensive income (loss) including noncontrolling interests	1,773	4,098	(4,355)	7,412
Comprehensive income (loss) attributable to
noncontrolling interests	131	391	(541)	573
Comprehensive income (loss) attributable to ExxonMobil	1,642	3,707	(3,814)	6,839

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)

	June 30,	Dec. 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	12,576	3,089
Notes and accounts receivable – net	19,036	26,966
Inventories
Crude oil, products and merchandise	15,028	14,010
Materials and supplies	4,629	4,518
Other current assets	1,747	1,469
Total current assets	53,016	50,052
Investments, advances and long-term receivables	43,192	43,164
Property, plant and equipment – net	250,524	253,018
Other assets, including intangibles – net	14,763	16,363
Total assets	361,495	362,597

Liabilities
Current liabilities
Notes and loans payable	22,952	20,578
Accounts payable and accrued liabilities	33,216	41,831
Income taxes payable	1,102	1,580
Total current liabilities	57,270	63,989
Long-term debt	46,563	26,342
Postretirement benefits reserves	22,341	22,304
Deferred income tax liabilities	24,725	25,620
Long-term obligations to equity companies	3,831	3,988
Other long-term obligations	19,612	21,416
Total liabilities	174,342	163,659

Commitments and contingencies (Note 3)	-	-

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	15,812	15,637
Earnings reinvested	412,124	421,341
Accumulated other comprehensive income	(21,617)	(19,493)
Common stock held in treasury
(3,791 million shares at June 30, 2020 and
3,785 million shares at December 31, 2019)	(226,136)	(225,835)
ExxonMobil share of equity	180,183	191,650
Noncontrolling interests	6,970	7,288
Total equity	187,153	198,938
Total liabilities and equity	361,495	362,597

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net income (loss) including noncontrolling interests	(1,939)	5,797
Depreciation and depletion	10,735	9,202
Noncash inventory adjustment - lower of cost or market	176	-
Changes in operational working capital, excluding cash and debt	(2,402)	1,014
All other items – net	(296)	(1,728)
Net cash provided by operating activities	6,274	14,285

Cash flows from investing activities
Additions to property, plant and equipment	(10,362)	(11,372)
Proceeds associated with sales of subsidiaries, property, plant and
equipment, and sales and returns of investments	129	140
Additional investments and advances	(1,524)	(1,730)
Other investing activities including collection of advances	309	292
Net cash used in investing activities	(11,448)	(12,670)

Cash flows from financing activities
Additions to long-term debt	23,186	43
Reductions in long-term debt	(3)	-
Reductions in short-term debt	(1,618)	(3,805)
Additions/(reductions) in commercial paper, and debt with three
months or less maturity (1)	1,033	11,126
Contingent consideration payments	(21)	-
Cash dividends to ExxonMobil shareholders	(7,434)	(7,220)
Cash dividends to noncontrolling interests	(93)	(100)
Changes in noncontrolling interests	317	(119)
Common stock acquired	(305)	(421)
Net cash used in financing activities	15,062	(496)
Effects of exchange rate changes on cash	(401)	52
Increase/(decrease) in cash and cash equivalents	9,487	1,171
Cash and cash equivalents at beginning of period	3,089	3,042
Cash and cash equivalents at end of period	12,576	4,213

Supplemental Disclosures
Income taxes paid	1,768	3,884
Cash interest paid
Included in cash flows from operating activities	290	277
Capitalized, included in cash flows from investing activities	335	355
Total cash interest paid	625	632

(1) Includes a net addition of commercial paper with a maturity of over three months of $7.0 billion in 2020 and $6.5 billion in 2019. The gross amount of commercial paper with a maturity of over three months issued was $20.5 billion in 2020 and $12.3 billion in 2019, while the gross amount repaid was $13.5 billion in 2020 and $5.8 billion in 2019.

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)

	ExxonMobil Share of Equity
			Accumulated
			Other	Common
			Compre-	Stock	ExxonMobil	Non-
	Common	Earnings	hensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity

Balance as of March 31, 2019	15,476	420,498	(18,782)	(225,970)	191,222	6,799	198,021
Amortization of stock-based awards	166	-	-	-	166	-	166
Other	(3)	-	-	-	(3)	38	35
Net income (loss) for the period	-	3,130	-	-	3,130	261	3,391
Dividends - common shares	-	(3,715)	-	-	(3,715)	(57)	(3,772)
Other comprehensive income (loss)	-	-	577	-	577	130	707
Acquisitions, at cost	-	-	-	-	-	(83)	(83)
Balance as of June 30, 2019	15,639	419,913	(18,205)	(225,970)	191,377	7,088	198,465

Balance as of March 31, 2020	15,636	416,919	(24,339)	(226,137)	182,079	6,664	188,743
Amortization of stock-based awards	177	-	-	-	177	-	177
Other	(1)	-	-	-	(1)	223	222
Net income (loss) for the period	-	(1,080)	-	-	(1,080)	(89)	(1,169)
Dividends - common shares	-	(3,715)	-	-	(3,715)	(48)	(3,763)
Other comprehensive income (loss)	-	-	2,722	-	2,722	220	2,942
Dispositions	-	-	-	1	1	-	1
Balance as of June 30, 2020	15,812	412,124	(21,617)	(226,136)	180,183	6,970	187,153

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
		Held in				Held in
Common Stock Share Activity	Issued	Treasury	Outstanding		Issued	Treasury	Outstanding
	(millions of shares)				(millions of shares)

Balance as of March 31	8,019	(3,791)	4,228		8,019	(3,788)	4,231
Acquisitions	-	-	-		-	-	-
Dispositions	-	-	-		-	-	-
Balance as of June 30	8,019	(3,791)	4,228		8,019	(3,788)	4,231

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)

	ExxonMobil Share of Equity
			Accumulated
			Other	Common
			Compre-	Stock	ExxonMobil	Non-
	Common	Earnings	hensive	Held in	Share of	controlling	Total
	Stock	Reinvested	Income	Treasury	Equity	Interests	Equity

Balance as of December 31, 2018	15,258	421,653	(19,564)	(225,553)	191,794	6,734	198,528
Amortization of stock-based awards	389	-	-	-	389	-	389
Other	(8)	-	-	-	(8)	47	39
Net income (loss) for the period	-	5,480	-	-	5,480	317	5,797
Dividends - common shares	-	(7,220)	-	-	(7,220)	(100)	(7,320)
Other comprehensive income (loss)	-	-	1,359	-	1,359	256	1,615
Acquisitions, at cost	-	-	-	(421)	(421)	(166)	(587)
Dispositions	-	-	-	4	4	-	4
Balance as of June 30, 2019	15,639	419,913	(18,205)	(225,970)	191,377	7,088	198,465

Balance as of December 31, 2019	15,637	421,341	(19,493)	(225,835)	191,650	7,288	198,938
Amortization of stock-based awards	358	-	-	-	358	-	358
Other	(183)	-	-	-	(183)	380	197
Net income (loss) for the period	-	(1,690)	-	-	(1,690)	(249)	(1,939)
Dividends - common shares	-	(7,434)	-	-	(7,434)	(93)	(7,527)
Cumulative effect of accounting
change	-	(93)	-	-	(93)	(1)	(94)
Other comprehensive income (loss)	-	-	(2,124)	-	(2,124)	(292)	(2,416)
Acquisitions, at cost	-	-	-	(305)	(305)	(63)	(368)
Dispositions	-	-	-	4	4	-	4
Balance as of June 30, 2020	15,812	412,124	(21,617)	(226,136)	180,183	6,970	187,153

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
		Held in				Held in
Common Stock Share Activity	Issued	Treasury	Outstanding		Issued	Treasury	Outstanding
	(millions of shares)				(millions of shares)

Balance as of December 31	8,019	(3,785)	4,234		8,019	(3,782)	4,237
Acquisitions	-	(6)	(6)		-	(6)	(6)
Dispositions	-	-	-		-	-	-
Balance as of June 30	8,019	(3,791)	4,228		8,019	(3,788)	4,231

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

2. Miscellaneous Financial Information

During the first quarter of 2020, the balance of supply and demand for petroleum and petrochemical products experienced two significant disruptive effects. On the demand side, the COVID-19 pandemic spread rapidly through most areas of the world resulting in substantial reductions in consumer and business activity and significantly reduced demand for crude oil, natural gas, and petroleum products. This reduction in demand coincided with announcements of increased production in certain key oil producing countries which led to sharp declines in prices for crude oil and other petrochemical products, and considerable volatility in financial markets during the first half of 2020.

Crude oil, products and merchandise inventories are carried at the lower of current market value or cost, generally determined under the last-in first-out method (LIFO). The Corporation’s results for the second quarter of 2020 included a before-tax credit of $2,624 million, included in “Crude oil and product purchases” on the Statement of Income, as rising commodity prices reduced the charge against the book value of inventories from $2,777 million in the first quarter to $153 million in the second quarter. This adjustment, together with a similar adjustment for equity companies included in “Income from equity affiliates,” resulted in a $1,922 million after-tax credit to earnings (excluding noncontrolling interests) in the second quarter and will be re-evaluated at the end of each quarter in 2020. The earnings impact may be adjusted upward or downward this year based on prevailing market prices at the time of future evaluations. At year-end, any required adjustment is considered permanent and is incorporated into the LIFO carrying value of the inventory.

As a result of sharp declines in prices for crude oil and other petrochemical products in the first half of 2020 and a significant decline in its market capitalization at the end of the first quarter, the Corporation recognized after-tax impairment charges of $836 million in the first half of 2020. These charges included goodwill impairments of $562 million in Upstream, Downstream, and Chemical reporting units and other impairment charges of $274 million, mainly in the Upstream segment. Fair value of the goodwill reporting units primarily reflected market-based estimates of historical EBITDA multiples at the end of the first quarter. Other impairment charges, mainly related to the Corporation’s investment in an Upstream equity company, were written down to estimated fair value based on recent third party price outlooks, internal estimates of future volumes and costs, and estimates of discount rates for similar properties. The charges related to goodwill impairment are included in “Depreciation and depletion” on the Statement of Income while the charges related to other impairments are largely included in “Income from equity affiliates.”

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

Other Contingencies

The Corporation and certain of its consolidated subsidiaries were contingently liable at June 30, 2020, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

		As of June 30, 2020
		Equity	Other
		Company	Third Party
		Obligations (1)	Obligations	Total
		(millions of dollars)
Guarantees
	Debt-related	904	113	1,017
	Other	692	4,663	5,355
	Total	1,596	4,776	6,372
(1)	ExxonMobil share

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

4.Other Comprehensive Income Information

	Cumulative	Post-
	Foreign	retirement
	Exchange	Benefits
ExxonMobil Share of Accumulated Other	Translation	Reserves
Comprehensive Income	Adjustment	Adjustment	Total
	(millions of dollars)

Balance as of December 31, 2018	(13,881)	(5,683)	(19,564)
Current period change excluding amounts reclassified
from accumulated other comprehensive income	1,096	(49)	1,047
Amounts reclassified from accumulated other
comprehensive income	-	312	312
Total change in accumulated other comprehensive income	1,096	263	1,359
Balance as of June 30, 2019	(12,785)	(5,420)	(18,205)

Balance as of December 31, 2019	(12,446)	(7,047)	(19,493)
Current period change excluding amounts reclassified
from accumulated other comprehensive income (1)	(2,469)	(45)	(2,514)
Amounts reclassified from accumulated other
comprehensive income	-	390	390
Total change in accumulated other comprehensive income	(2,469)	345	(2,124)
Balance as of June 30, 2020	(14,915)	(6,702)	(21,617)

(1) Cumulative Foreign Exchange Translation Adjustment includes net investment hedge gain/(loss) of $5 million, net of taxes.

	Three Months Ended		Six Months Ended
Amounts Reclassified Out of Accumulated Other	June 30,		June 30,
Comprehensive Income - Before-tax Income/(Expense)	2020	2019	2020	2019
	(millions of dollars)

Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs
(Statement of Income line: Non-service pension and
postretirement benefit expense)	(260)	(191)	(522)	(428)

	Three Months Ended		Six Months Ended
Income Tax (Expense)/Credit For	June 30,		June 30,
Components of Other Comprehensive Income	2020	2019	2020	2019
	(millions of dollars)

Foreign exchange translation adjustment	8	-	15	-
Postretirement benefits reserves adjustment
(excluding amortization)	52	10	(10)	20
Amortization and settlement of postretirement benefits reserves
adjustment included in net periodic benefit costs	(57)	(50)	(115)	(102)
Total	3	(40)	(110)	(82)

5.Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Earnings per common share
Net income (loss) attributable to ExxonMobil (millions of dollars)	(1,080)	3,130	(1,690)	5,480

Weighted average number of common shares
outstanding (millions of shares)	4,271	4,271	4,270	4,270

Earnings (Loss) per common share (dollars) (1)	(0.26)	0.73	(0.40)	1.28

Dividends paid per common share (dollars)	0.87	0.87	1.74	1.69

(1) The calculation of earnings (loss) per common share and earnings (loss) per common share – assuming dilution are the same in each period shown.

6.Pension and Other Postretirement Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(millions of dollars)
Components of net benefit cost
Pension Benefits - U.S.
Service cost	232	180	467	355
Interest cost	177	189	354	382
Expected return on plan assets	(175)	(142)	(350)	(284)
Amortization of actuarial loss/(gain) and prior
service cost	79	79	158	156
Net pension enhancement and
curtailment/settlement cost	52	53	104	107
Net benefit cost	365	359	733	716

Pension Benefits - Non-U.S.
Service cost	171	138	346	277
Interest cost	162	192	323	384
Expected return on plan assets	(216)	(192)	(438)	(389)
Amortization of actuarial loss/(gain) and prior
service cost	115	55	234	158
Net benefit cost	232	193	465	430

Other Postretirement Benefits
Service cost	44	33	89	66
Interest cost	68	79	138	158
Expected return on plan assets	(5)	(4)	(9)	(8)
Amortization of actuarial loss/(gain) and prior
service cost	14	4	26	7
Net benefit cost	121	112	244	223

7.Financial Instruments and Derivatives

Financial Instruments. The estimated fair value of financial instruments at June 30, 2020, and December 31, 2019, and the related hierarchy level for the fair value measurement is as follows:

	At June 30, 2020
	(millions of dollars)

	Fair Value
							Difference
				Total Gross	Effect of	Effect of	in Carrying	Net
				Assets	Counterparty	Collateral	Value and	Carrying
	Level 1	Level 2	Level 3	& Liabilities	Netting	Netting	Fair Value	Value
Assets
Derivative assets (1)	1,488	165	-	1,653	(1,423)	(65)	-	165
Advances to/receivables
from equity companies (2)(7)	-	1,916	6,795	8,711	-	-	48	8,759
Other long-term
financial assets (3)	1,157	-	889	2,046	-	-	137	2,183

Liabilities
Derivative liabilities (4)	1,748	88	-	1,836	(1,423)	(325)	-	88
Long-term debt (5)	49,106	166	4	49,276	-	-	(3,962)	45,314
Long-term obligations
to equity companies (7)	-	-	3,766	3,766	-	-	65	3,831
Other long-term
financial liabilities (6)	-	-	1,066	1,066	-	-	6	1,072

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

(1)	Included in the Balance Sheet lines: Notes and accounts receivable - net and Other assets, including intangibles, net
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

At June 30, 2020, the Corporation had $496 million of collateral under master netting arrangements not offset against the derivatives on the Consolidated Balance Sheet, primarily related to initial margin requirements.

Long-term debt. The increase in the estimated fair value and book value of long-term debt reflects the Corporation’s issuance of new debt securities during 2020. The carrying value of these debt securities as of June 30, 2020, is below:

		Carrying
Issuance Date	Description of Notes	Value
(millions of dollars)
March 2020
	2.992% notes due 2025	1,500
	3.294% notes due 2027	1,000
	3.482% notes due 2030	2,000
	4.227% notes due 2040	1,250
	4.327% notes due 2050	2,750

April 2020
	1.571% notes due 2023	2,750
	2.992% notes due 2025 (1)	1,314
	2.610% notes due 2030	2,000
	4.227% notes due 2040 (1)	842
	3.452% notes due 2051	2,750

June 2020 (2)
	0.142% notes due 2024	1,680
	0.524% notes due 2028	1,120
	0.835% notes due 2032	1,120
	1.408% notes due 2039	1,120

	Total	23,196

(1) Includes premiums of $156 million.

(2) Euro-denominated.

The Corporation may use non-derivative financial instruments, such as its foreign currency-denominated debt, as hedges of its net investments in certain foreign subsidiaries. Under this method, the change in the carrying value of the financial instruments due to foreign exchange fluctuations is reported in accumulated other comprehensive income. As of June 30, 2020, the Corporation has designated $1.9 billion of its Euro-denominated long-term debt as a net investment hedge of its European business. The net investment hedge is deemed to be perfectly effective.

The Corporation had undrawn short-term committed lines of credit of $15.4 billion and an undrawn long-term committed line of credit of $0.2 billion as of second quarter 2020.

Derivative Instruments. The Corporation’s size, strong capital structure, geographic diversity and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and for trading purposes. Commodity contracts held for trading purposes are presented in the Consolidated Statement of Income on a net basis in the line “Sales and other operating revenue.” The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of June 30, 2020, and December 31, 2019, or results of operations for the periods ended June 30, 2020, and 2019.

Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity.

The net notional long/(short) position of derivative instruments at June 30, 2020, and December 31, 2019, was as follows:

	June 30,	Dec. 31,
	2020	2019

Crude oil (millions of barrels)	(32)	57
Petroleum products (millions of barrels)	(53)	(38)
Natural Gas (MMBTUs)	(351)	(165)

Realized and unrealized gains/(losses) on derivative instruments that were recognized in the Consolidated Statement of Income are included in the following lines on a before-tax basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(millions of dollars)

Sales and other operating revenue	(251)	33	985	(242)
Crude oil and product purchases	(178)	33	(530)	15
Total	(429)	66	455	(227)

8.Disclosures about Segments and Related Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Earnings (Loss) After Income Tax	(millions of dollars)
Upstream
United States	(1,197)	335	(1,901)	431
Non-U.S.	(454)	2,926	786	5,706
Downstream
United States	(101)	310	(202)	149
Non-U.S.	1,077	141	567	46
Chemical
United States	171	(6)	459	155
Non-U.S.	296	194	152	551
Corporate and financing	(872)	(770)	(1,551)	(1,558)
Corporate total	(1,080)	3,130	(1,690)	5,480

Sales and Other Operating Revenue
Upstream
United States	1,081	2,594	2,858	5,287
Non-U.S.	2,022	3,709	4,589	7,513
Downstream
United States	8,203	18,721	23,587	34,363
Non-U.S.	16,302	35,306	45,606	67,603
Chemical
United States	1,570	2,504	3,866	5,009
Non-U.S.	3,090	4,647	6,890	9,342
Corporate and financing	9	10	15	20
Corporate total	32,277	67,491	87,411	129,137

Intersegment Revenue
Upstream
United States	1,378	2,641	3,651	4,952
Non-U.S.	2,852	8,376	9,239	15,505
Downstream
United States	2,056	6,742	6,008	11,503
Non-U.S.	2,752	6,568	7,876	12,737
Chemical
United States	1,220	2,569	2,986	4,458
Non-U.S.	708	1,583	1,971	3,130
Corporate and financing	56	55	111	108

Geographic
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Sales and Other Operating Revenue	2020	2019	2020	2019
	(millions of dollars)

United States	10,854	23,819	30,311	44,659
Non-U.S.	21,423	43,672	57,100	84,478
Total	32,277	67,491	87,411	129,137

Significant Non-U.S. revenue sources include: (1)
Canada	2,148	5,346	5,971	10,196
United Kingdom	1,906	4,781	5,597	9,202
Singapore	1,867	3,135	4,483	6,255
France	1,583	3,258	4,172	6,332
Italy	1,228	2,494	3,186	5,139
Belgium	1,247	3,245	3,136	6,773

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

In the first half of 2020, the COVID-19 pandemic spread through most areas of the world resulting in economic uncertainty, global financial market volatility, and negative effects in the credit markets. The Corporation has considered these effects, along with the significantly lower balances of trade receivables at the end of the quarter, in its estimate of credit losses and concluded no material adjustment to credit allowances in the quarter was required. At June 30, 2020, the Corporation’s evaluation of financial assets under Financial Instruments – Credit Losses (Topic 326), as amended, included $15,519 million of notes and accounts receivable, net of allowances of $153 million, and $9,434 million of loans and long-term receivables, net of allowances of $443 million, and certain other financial assets where there is immaterial risk of loss.

	Reserve for		Liabilities for
	Notes and Other		Off-Balance
	Receivables and Loans		Sheet Assets
	Trade	Other		Total
	(millions of dollars)

Balance at December 31, 2019	34	469	-	503
Cumulative effect of accounting change	52	45	12	109
Current period provision	8	2	-	10
Write-offs charged against the allowance	(1)	(1)	-	(2)
Other	-	(12)	-	(12)
Balance at June 30, 2020	93	503	12	608

EXXON MOBIL CORPORATION

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Second Quarter		First Six Months
Earnings (Loss) (U.S. GAAP)	2020	2019	2020	2019
	(millions of dollars)
Upstream
United States	(1,197)	335	(1,901)	431
Non-U.S.	(454)	2,926	786	5,706
Downstream
United States	(101)	310	(202)	149
Non-U.S.	1,077	141	567	46
Chemical
United States	171	(6)	459	155
Non-U.S.	296	194	152	551
Corporate and financing	(872)	(770)	(1,551)	(1,558)
Net income (Loss) attributable to ExxonMobil (U.S. GAAP)	(1,080)	3,130	(1,690)	5,480

Earnings (Loss) per common share (dollars)	(0.26)	0.73	(0.40)	1.28

Earnings (Loss) per common share - assuming dilution (dollars)	(0.26)	0.73	(0.40)	1.28

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

CURRENT ECONOMIC CONDITIONS

During the first quarter of 2020, the balance of supply and demand for petroleum and petrochemical products experienced two significant disruptive effects. On the demand side, the COVID-19 pandemic spread rapidly through most areas of the world resulting in substantial reductions in consumer and business activity and significantly reduced demand for crude oil, natural gas, and petroleum products. This reduction in demand coincided with announcements of increased production in certain key oil- producing countries which led to sharp declines in prices for crude oil and other petrochemical products. During the second quarter, the effects of COVID-19 continued to affect the world’s major economies, and market conditions reflected considerable uncertainty. Consumer and business activity exhibited some early signs of recovery, but relative to prior periods continues to be negatively affected by the pandemic. Key oil-producing countries have taken steps to reduce oversupply, and credit markets appear to have stabilized, providing sufficient liquidity to credit-worthy companies.

In response to these conditions, the Corporation announced significant reductions in 2020 capital spending and operating expenses. Capital and exploration expenditures for 2020 are now expected to be $23 billion, down from the previously announced $33 billion. The Corporation’s near-term reduction in capital expenditures resulted in a downward revision to estimates of proved reserves reported in the 2019 Form 10-K of approximately 1 billion oil-equivalent barrels, mainly related to unconventional drilling in the United States. Consequently, unit-of-production depreciation and depletion rates for Upstream assets increased beginning in the first quarter.

The Corporation also took actions to strengthen its liquidity including issuing $8.5 billion of long-term U.S. debt securities in the first quarter of 2020 and issuing a further $9.5 billion of long-term U.S. debt securities and $5.0 billion of long-term Euro-denominated debt securities in the second quarter of 2020. The Corporation had undrawn short-term committed lines of credit of $15.4 billion and an undrawn long-term committed line of credit of $0.2 billion as of second quarter 2020. The Corporation plans to increase its 364-day facility from $7.5 billion to $10 billion in the third quarter and terminate the supplemental $7.0 billion facility that was established in the first quarter of 2020.

Unless industry conditions seen thus far in 2020 improve significantly in the latter half of the year, the Corporation expects lower realized prices for its products to result in substantially lower earnings and operating cash flow than in 2019. Amid such conditions, project deferrals and idling of capacity may increase, and project cancellations could occur, resulting in lower volumes across one or more business segments. The capital spending reductions will result in lower near-term production volumes in the Upstream and delays in previously anticipated volume increases in future years.

The Corporation has reviewed its near-term spending reductions and resulting near-term production impacts to determine whether they put its long-lived assets at risk for impairment. During the first half of 2020, and in large part due to expectations for lower prices in the near term, the Corporation recorded impairments for certain assets that were, in aggregate, insignificant. Despite the challenging environment, the Corporation’s view of long-term supply and demand fundamentals has not changed significantly. However, the Corporation continues to assess its strategic plans and longer-term price views, taking into account current and developing industry and economic conditions, as part of its annual planning process. Depending on the outcome of that process, including in particular any significant future changes in the Corporation’s strategic plans or longer-term price views, a significant portion of the Corporation’s long-lived assets could be at risk for impairment. Due to interdependencies among the many elements critical to that planning process that are still unresolved or uncertain, it is not practicable to reasonably estimate the existence or range of any potential future impairment charges. In addition, in light of the current low commodity price environment, and depending on the extent and pace of recovery, the Corporation’s planned divestment program could be adversely affected by fewer financially suitable buyers. This could result in a slowing of the pace of divestments, certain assets being sold at a price below current book value, or impairment charges if the likelihood of divesting certain assets increases.

As disclosed in ExxonMobil’s 2019 Form 10-K, low crude oil and natural gas prices can impact the Corporation’s estimates of proved reserves as reported under Securities and Exchange Commission (SEC) rules. Average year-to-date crude oil and natural gas prices have been significantly affected by the low prices experienced since the end of the first quarter. If average prices seen thus far in 2020 persist for the remainder of the year, under the SEC definition of proved reserves, certain quantities of crude oil, bitumen and natural gas will not qualify as proved reserves at year-end 2020. Proved reserves estimates are affected by a number of factors including the level of capital spending, timing and completion of development projects, reservoir performance, market prices and differentials, costs, fiscal and commercial terms, government policies, regulatory approvals and partner considerations. Based on available price information for 2020 and the effects of expected reductions in capital spending mentioned above, it is possible that reductions to proved reserves could amount to approximately 20 percent of the Corporation’s 22.4 billion oil-equivalent barrels reported at year-end 2019.

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

REVIEW OF SECOND QUARTER 2020 RESULTS

ExxonMobil’s second quarter 2020 results were a loss of $1.1 billion, or $0.26 per diluted share, compared with earnings of $3.1 billion a year earlier. The decrease in earnings was primarily the result of lower Upstream realizations, reduced Downstream margins, and decreased volumes across all business segments. These impacts were partly offset by favorable non-operational impacts, reduced maintenance activity mainly in the Downstream and Chemical, and lower expenses across all business segments. Non-operational impacts were mainly driven by an inventory adjustment, with further information provided in Note 2 to the unaudited condensed consolidated financial statements.

Results for the first six months of 2020 were a loss of $1.7 billion, or $0.40 per diluted share, compared with earnings of $5.5 billion a year earlier.

Capital and exploration expenditures were $12.5 billion, down $2.5 billion from 2019.

Oil-equivalent production was 3.8 million barrels per day, down 3 percent from the prior year. Excluding entitlement effects, divestments, and government mandates, oil-equivalent production was up 1 percent.

The Corporation distributed $7.4 billion in dividends to shareholders.

	Second Quarter		First Six Months
	2020	2019	2020	2019
	(millions of dollars)
Upstream results
United States	(1,197)	335	(1,901)	431
Non-U.S.	(454)	2,926	786	5,706
Total	(1,651)	3,261	(1,115)	6,137

Upstream results were a loss of $1,651 million in the second quarter of 2020, compared with earnings of $3,261 million in the second quarter of 2019.

•	Realizations reduced earnings by $4,520 million, with lower liquids realizations of $3,910 million and lower gas realizations of $610 million.
•	Volume and mix effects reduced earnings by $370 million due to lower liquids volumes of $320 million and lower gas volumes of $50 million.
•

All other items decreased earnings by $20 million, including unfavorable non-operational impacts of $270 million, mainly from a prior year non-U.S. tax item, and other unfavorable earnings impacts of $120 million, partly offset by lower expenses of $370 million.

•	U.S. Upstream results were a loss of $1,197 million, down $1,532 million from the prior year quarter.
•	Non-U.S. Upstream results were a loss of $454 million, down $3,380 million from the prior year quarter.
•	On an oil-equivalent basis, production decreased 7 percent from the second quarter of 2019.
•

Liquids production totaled 2.3 million barrels per day, down 83,000 barrels per day, with higher entitlements, growth, and lower downtime more than offset by lower demand, government mandates, and divestments.

•	Natural gas production was 8.0 billion cubic feet per day, down 1,130 million cubic feet per day, as growth was more than offset by divestments, lower demand, and reduced entitlements.

Upstream results were a loss of $1,115 million in the first six months of 2020, compared with earnings of $6,137 million in the first six months of 2019.

•	Realizations reduced earnings by $6,400 million, with lower liquids realizations of $5,140 million and lower gas realizations of $1,260 million.
•	Volume and mix effects reduced earnings by $280 million, including $160 million for liquids and $120 million for gas.
•

All other items decreased earnings by $570 million, as unfavorable non-operational impacts of $890 million, reflecting impairments of $360 million and a prior year non-U.S. tax item of $490 million, were partly offset by lower expenses of $140 million and favorable foreign exchange effects of $210 million.

•	U.S. Upstream results were a loss of $1,901 million, compared with earnings of $431 million in the prior year.
•	Non-U.S. Upstream earnings were $786 million, down $4,920 million from the prior year.
•	On an oil-equivalent basis, production decreased 3 percent from the first six months of 2019.
•

Liquids production totaled 2.4 million barrels per day, up 35,000 barrels per day, with growth, lower downtime, and higher entitlements partly offset by lower demand, divestments, and government mandates.

•	Natural gas production was 8.7 billion cubic feet per day, down 827 million cubic feet per day, as growth was more than offset by divestments and lower demand.

	Second Quarter	First Six Months
Upstream additional information	(thousands of barrels daily)
Volumes reconciliation (Oil-equivalent production)(1)
2019	3,909	3,945
Entitlements - Net Interest	(10)	(10)
Entitlements - Price / Spend / Other	122	81
Government Mandates	(121)	(57)
Divestments	(158)	(168)
Growth / Other	(104)	51
2020	3,638	3,842

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

Government Mandates are changes to ExxonMobil’s sustainable production levels due to temporary non-operational production limits imposed by governments, generally upon a sector, type or method of production.

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

	Second Quarter		First Six Months
	2020	2019	2020	2019
	(millions of dollars)
Downstream results
United States	(101)	310	(202)	149
Non-U.S.	1,077	141	567	46
Total	976	451	365	195

Downstream results were $976 million in the second quarter of 2020, up $525 million from the second quarter of 2019.

•	Margins decreased earnings by $1,680 million, mainly reflecting lower industry refining margins.
•	Volume and mix effects reduced earnings by $10 million.
•	All other items increased earnings by $2,220 million, mainly due to favorable non-operational impacts associated with an inventory adjustment of $1,590 million and lower expenses of $470 million.
•	U.S. Downstream results were a loss of $101 million, compared with earnings of $310 million in the prior year quarter.
•	Non-U.S. Downstream results were $1,077 million, up $936 million from the prior year quarter.
•	Petroleum product sales of 4.4 million barrels per day were 971,000 barrels per day lower than the prior year quarter.

Downstream results were $365 million in the first six months of 2020, up $170 million from the first six months of 2019.

•	Margins decreased earnings by $360 million, as weaker industry refining margins were partly offset by favorable mark-to-market derivatives.
•	Volume and mix effects increased earnings by $300 million.
•	All other items increased earnings by $230 million, as lower expenses of $490 million were partly offset by unfavorable non-operational impacts associated with impairments of $340 million.
•	U.S. Downstream results were a loss of $202 million, compared with earnings of $149 million in the prior year.
•	Non-U.S. Downstream earnings were $567 million, up $521 million from the prior year.
•	Petroleum product sales of 4.9 million barrels per day were 550,000 barrels per day lower than the prior year.

	Second Quarter		First Six Months
	2020	2019	2020	2019
	(millions of dollars)
Chemical results
United States	171	(6)	459	155
Non-U.S.	296	194	152	551
Total	467	188	611	706

Chemical earnings were $467 million in the second quarter of 2020, up $279 million from the second quarter of 2019.

•	Higher margins increased earnings by $140 million.
•	Volume and mix effects decreased earnings by $180 million.
•	All other items increased earnings by $320 million, mainly due to lower expenses of $240 million and favorable non-operational impacts associated with an inventory adjustment of $110 million.
•	U.S. Chemical earnings were $171 million, compared with a loss of $6 million in the prior year quarter.
•	Non-U.S. Chemical results were $296 million, up $102 million from the prior year quarter.
•	Second quarter prime product sales of 5.9 million metric tons were 754,000 metric tons lower than the prior year quarter.

Chemical earnings were $611 million in the first six months of 2020, down $95 million from the first six months of 2019.

•	Higher margins increased earnings by $180 million.
•	Volume and mix effects decreased earnings by $280 million.
•

All other items were essentially flat, as lower expenses of $190 million were offset by unfavorable non-operational impacts associated with an inventory adjustment of $120 million and impairments of $90 million.

•	U.S. Chemical earnings were $459 million, up $304 million from the prior year.
•	Non-U.S. Chemical earnings were $152 million, down $399 million from the prior year.
•	First six months prime product sales of 12.2 million metric tons were 1.3 million metric tons lower than the prior year.

	Second Quarter		First Six Months
	2020	2019	2020	2019
	(millions of dollars)

Corporate and financing results	(872)	(770)	(1,551)	(1,558)

Corporate and financing expenses were $872 million for the second quarter of 2020, up $102 million from the second quarter of 2019 on higher financing costs.

Corporate and financing expenses were $1,551 million for the first six months of 2020, essentially in line with 2019.

LIQUIDITY AND CAPITAL RESOURCES

	Second Quarter		First Six Months
	2020	2019	2020	2019
	(millions of dollars)
Net cash provided by/(used in)
Operating activities			6,274	14,285
Investing activities			(11,448)	(12,670)
Financing activities			15,062	(496)
Effect of exchange rate changes			(401)	52
Increase/(decrease) in cash and cash equivalents			9,487	1,171

Cash and cash equivalents (at end of period)			12,576	4,213

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	-	5,947	6,274	14,285
Proceeds associated with sales of subsidiaries, property,
plant & equipment, and sales and returns of investments	43	33	129	140
Cash flow from operations and asset sales	43	5,980	6,403	14,425

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

Cash flow from operations and asset sales in the second quarter of 2020 was $43 million, a decrease of $5.9 billion from the comparable 2019 period primarily reflecting lower earnings and unfavorable working capital impacts. Current market conditions and the ability of counterparties to secure financing may negatively affect the pace of asset sales in 2020.

Cash provided by operating activities totaled $6.3 billion for the first six months of 2020, $8.0 billion lower than 2019. Net income including noncontrolling interests was a loss of $1.9 billion, a decrease of $7.7 billion from the prior year period. The adjustments for the noncash provisions were $10.7 billion for depreciation and depletion and $0.2 billion for the lower of cost or market inventory adjustment. Changes in operational working capital were a reduction of $2.4 billion, compared to a contribution of $1.0 billion in the prior year period. All other items net decreased cash flows by $0.3 billion in 2020 versus a reduction of $1.7 billion in 2019. See the Condensed Consolidated Statement of Cash Flows for additional details.

Investing activities for the first six months of 2020 used net cash of $11.4 billion, a decrease of $1.2 billion compared to the prior year. Spending for additions to property, plant and equipment of $10.4 billion was $1.0 billion lower than 2019. Proceeds from asset sales of $0.1 billion were comparable to the prior year. Net investments and advances decreased $0.2 billion to $1.2 billion.

During the first six months of 2020, the Corporation issued $23.2 billion of long-term debt. Net cash provided by financing activities was $15.1 billion in the first six months of 2020, $15.6 billion higher than 2019 reflecting 2020 debt issuances.

Total debt at the end of the second quarter of 2020 was $69.5 billion compared to $46.9 billion at year-end 2019. The Corporation's debt to total capital ratio was 27.1 percent at the end of the second quarter of 2020 compared to 19.1 percent at year-end 2019.

During the first six months of 2020, Exxon Mobil Corporation purchased 6 million shares of its common stock for the treasury at a gross cost of $0.3 billion. These purchases were made to offset shares or units settled in shares issued in conjunction with the company’s benefit plans and programs. Shares outstanding decreased from 4,234 million at year-end to 4,228 million at the end of the second quarter of 2020. Purchases may be made both in the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation retained access to significant capacity of long-term and short-term liquidity during the period. Commercial paper continues to provide short-term liquidity and the balance of commercial paper outstanding was $19.7 billion as of June 30, 2020. To provide increased liquidity and flexibility, the Corporation increased cash and cash equivalents by $1.1 billion to $12.6 billion during the second quarter of 2020. The Corporation had undrawn short-term committed lines of credit of $15.4 billion and an undrawn long-term committed line of credit of $0.2 billion as of second quarter 2020. The Corporation plans to increase its 364-day facility from $7.5 billion to $10 billion in the third quarter and terminate the supplemental $7.0 billion facility that was established in the first quarter of 2020.

Internally generated funds are generally expected to cover financial requirements, supplemented by short-term and long-term debt as required. The Corporation has increased debt to a level management believes is appropriate to provide liquidity given market uncertainties and, based on current projections, does not plan to take on additional debt.

The Corporation distributed a total of $7.4 billion to shareholders in the first six months of 2020 through dividends.

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

Litigation and other contingencies are discussed in Note 3 to the unaudited condensed consolidated financial statements.

TAXES

	Second Quarter		First Six Months
	2020	2019	2020	2019
	(millions of dollars)

Income taxes	(471)	1,241	41	3,124
Effective income tax rate	29%	34%	-33%	44%
Total other taxes and duties (1)	5,683	8,366	13,180	16,453
Total	5,212	9,607	13,221	19,577

(1) Includes “Other taxes and duties” plus taxes that are included in “Production and manufacturing expenses” and “Selling, general and administrative expenses.”

Total taxes were $5.2 billion for the second quarter of 2020, a decrease of $4.4 billion from 2019. Income taxes were a credit of $0.5 billion compared to income tax expense of $1.2 billion in the prior year reflecting operating losses driven by lower commodity prices. The effective income tax rate of 29 percent compared to 34 percent in the prior year period primarily due to a change in mix of results in jurisdictions with varying tax rates. Total other taxes and duties decreased by $2.7 billion to $5.7 billion.

Total taxes were $13.2 billion for the first six months of 2020, a decrease of $6.4 billion from 2019. Income tax expense decreased by $3.1 billion to $41 million reflecting lower pre-tax income. The effective income tax rate of -33 percent compared to 44 percent in the prior year period primarily due to a change in mix of results in jurisdictions with varying tax rates. Total other taxes and duties decreased by $3.3 billion to $13.2 billion.

In the United States, the Corporation has various ongoing U.S. federal income tax positions at issue with the Internal Revenue Service (IRS) for tax years beginning in 2006. The Corporation filed a refund suit for tax years 2006-2009 in U.S. federal district court (District Court) with respect to the positions at issue for those years. On February 24, 2020, the Corporation received an adverse ruling on this suit. Proceedings in the District Court are continuing. Unfavorable resolution of all positions at issue with the IRS would not have a materially adverse effect on the Corporation’s net income or liquidity. The IRS has asserted penalties associated with several of those positions. The Corporation has not recognized the penalties as an expense because the Corporation does not expect the penalties to be sustained under applicable law.

CAPITAL AND EXPLORATION EXPENDITURES

	Second Quarter		First Six Months
	2020	2019	2020	2019
	(millions of dollars)

Upstream (including exploration expenses)	3,577	6,242	8,703	11,603
Downstream	1,053	1,113	2,287	1,942
Chemical	695	718	1,477	1,414
Other	2	6	3	10
Total	5,327	8,079	12,470	14,969

Capital and exploration expenditures in the second quarter of 2020 were $5.3 billion, down 34 percent from the second quarter of 2019.

Capital and exploration expenditures in the first six months of 2020 were $12.5 billion, down 17 percent from the first six months of 2019 in response to market conditions. The Corporation anticipates an investment level of $23 billion in 2020, down from the previously announced $33 billion. Actual spending could vary depending on the progress of individual projects and property acquisitions.

FORWARD-LOOKING STATEMENTS

Statements related to outlooks, projections, goals, targets, descriptions of strategic plans and objectives, and other statements of future events or conditions are forward-looking statements. Actual future results, including financial and operating performance; the impact of the COVID-19 pandemic on results; planned capital and cash operating expense reductions and ability to meet announced reduction objectives; total capital expenditures and mix; earnings; cash flow; capital allocation and debt levels; dividend and shareholder returns; business and project plans, timing, costs and capacities; resource recoveries and production rates; accounting and financial reporting effects resulting from market developments and ExxonMobil’s responsive actions, including potential future impairment charges and proved reserve reductions; the pace and outcome of divestments; and the impact of new technologies, including to increase capital efficiency and production and to reduce greenhouse gas emissions and intensity, could differ materially due to a number of factors. These include global or regional changes in the supply and demand for oil, natural gas, petrochemicals, and feedstocks and other market conditions that impact prices and differentials; the outcome of government policies and actions, including actions taken to address COVID-19 and to maintain the functioning of national and global economies and markets; the impact of company actions to protect the health and safety of employees, vendors, customers, and communities; actions of competitors and commercial counterparties; the ability to access short- and long-term debt markets on a timely and affordable basis; the severity, length and ultimate impact of COVID-19 on people and economies including the nature and pace of economic recovery as well as the ability of ExxonMobil and its vendors and contractors to maintain operations while taking appropriate health protective measures for employees and others; reservoir performance; the outcome of exploration projects and timely completion of development and construction projects; changes in law, taxes, or regulation including environmental regulations, and timely granting of governmental permits; war, trade agreements and patterns, shipping blockades or harassment, and other political or security disturbances; opportunities for and regulatory approval of potential investments or divestments; the actions of competitors; the capture of efficiencies within and between business lines and the ability to maintain near-term cost reductions as ongoing efficiencies while maintaining future competitive positioning; unforeseen technical or operating difficulties; the development and competitiveness of alternative energy and emission reduction technologies; the results of research programs; the ability to bring new technologies to commercial scale on a cost-competitive basis, including emission reduction technologies and large-scale hydraulic fracturing projects; general economic conditions including the occurrence and duration of economic recessions; and other factors discussed under the heading Factors Affecting Future Results on the Investors page of our website at www.exxonmobil.com and in Item 1A of ExxonMobil’s 2019 Form 10-K and Forms 10-Q for the quarters ended March 31, 2020, and June 30, 2020. We assume no duty to update these statements as of any future date.

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the six months ended June 30, 2020, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2019.

Item 4. Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of June 30, 2020. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended June 30, 2020

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased	per Share	or Programs	Programs

April 2020	-	-	-
May 2020	-	-	-
June 2020	-	-	-
Total	-		-	(See Note 1)

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
10(iii)(f.4)

Standing resolution for non-employee director cash fees dated March 1, 2020 (incorporated by reference to Exhibit 10(iii)(f.4) to the Registrant’s report on Form 10-Q for the quarter ended March 31, 2020).

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

EXXON MOBIL CORPORATION
Date: August 5, 2020	By:	/s/ DAVID S. ROSENTHAL
David S. Rosenthal
Vice President, Controller and
Principal Accounting Officer