Form 10-Q
period 2020-09-30
EXXON MOBIL CORP
filed 2020-11-04
CIK 34088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

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
 _______________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2020
Common stock, without par value	4,228,234,114

EXXON MOBIL CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues and other income
Sales and other operating revenue	45,425	63,422	132,836	192,559
Income from equity affiliates	517	1,196	1,395	4,264
Other income	257	431	731	942
Total revenues and other income	46,199	65,049	134,962	197,765
Costs and other deductions
Crude oil and product purchases	23,950	35,290	70,102	109,033
Production and manufacturing expenses	7,103	8,848	22,295	27,340
Selling, general and administrative expenses	2,444	2,753	7,432	8,350
Depreciation and depletion	4,983	4,873	15,718	14,075
Exploration expenses, including dry holes	188	299	690	912
Non-service pension and postretirement benefit expense	272	357	812	1,028
Interest expense	279	232	845	629
Other taxes and duties	7,352	7,676	19,338	22,756
Total costs and other deductions	46,571	60,328	137,232	184,123
Income (Loss) before income taxes	(372)	4,721	(2,270)	13,642
Income taxes	337	1,474	378	4,598
Net income (loss) including noncontrolling interests	(709)	3,247	(2,648)	9,044
Net income (loss) attributable to noncontrolling interests	(29)	77	(278)	394
Net income (loss) attributable to ExxonMobil	(680)	3,170	(2,370)	8,650

Earnings (Loss) per common share (dollars)	(0.15)	0.75	(0.55)	2.03

Earnings (Loss) per common share - assuming dilution (dollars)	(0.15)	0.75	(0.55)	2.03

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) including noncontrolling interests	(709)	3,247	(2,648)	9,044
Other comprehensive income (loss) (net of income taxes)
Foreign exchange translation adjustment	1,469	(1,424)	(1,305)	(75)
Adjustment for foreign exchange translation (gain)/loss included in net income	14	—	14	—
Postretirement benefits reserves adjustment (excluding amortization)	(140)	103	(189)	43
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	206	186	613	512
Total other comprehensive income (loss)	1,549	(1,135)	(867)	480
Comprehensive income (loss) including noncontrolling interests	840	2,112	(3,515)	9,524
Comprehensive income (loss) attributable to noncontrolling interests	92	14	(449)	587
Comprehensive income (loss) attributable to ExxonMobil	748	2,098	(3,066)	8,937

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)
	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	8,832	3,089
Notes and accounts receivable – net	19,974	26,966
Inventories
Crude oil, products and merchandise	13,162	14,010
Materials and supplies	4,723	4,518
Other current assets	2,002	1,469
Total current assets	48,693	50,052
Investments, advances and long-term receivables	43,609	43,164
Property, plant and equipment – net	250,496	253,018
Other assets, including intangibles – net	15,245	16,363
Total assets	358,043	362,597

Liabilities
Current liabilities
Notes and loans payable	21,911	20,578
Accounts payable and accrued liabilities	33,340	41,831
Income taxes payable	1,217	1,580
Total current liabilities	56,468	63,989
Long-term debt	46,888	26,342
Postretirement benefits reserves	22,097	22,304
Deferred income tax liabilities	24,467	25,620
Long-term obligations to equity companies	3,486	3,988
Other long-term obligations	20,025	21,416
Total liabilities	173,431	163,659

Commitments and contingencies (Note 3)

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	15,997	15,637
Earnings reinvested	407,728	421,341
Accumulated other comprehensive income	(20,189)	(19,493)
Common stock held in treasury
(3,791 million shares at September 30, 2020 and 3,785 million shares at December 31, 2019)	(226,136)	(225,835)
ExxonMobil share of equity	177,400	191,650
Noncontrolling interests	7,212	7,288
Total equity	184,612	198,938
Total liabilities and equity	358,043	362,597

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)
	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income (loss) including noncontrolling interests	(2,648)	9,044
Depreciation and depletion	15,718	14,075
Noncash inventory adjustment - lower of cost or market	61	—
Changes in operational working capital, excluding cash and debt	(1,539)	2,564
All other items – net	(929)	(2,319)
Net cash provided by operating activities	10,663	23,364

Cash flows from investing activities
Additions to property, plant and equipment	(13,653)	(17,657)
Proceeds associated with sales of subsidiaries, property, plant and
equipment, and sales and returns of investments	229	600
Additional investments and advances	(3,443)	(2,532)
Other investing activities including collection of advances	1,710	769
Net cash used in investing activities	(15,157)	(18,820)

Cash flows from financing activities
Additions to long-term debt	23,186	7,019
Reductions in long-term debt	(4)	—
Reductions in short-term debt	(1,651)	(3,836)
Additions/(reductions) in commercial paper, and debt with three months or less maturity (1)	139	6,139
Contingent consideration payments	(21)	—
Cash dividends to ExxonMobil shareholders	(11,150)	(10,936)
Cash dividends to noncontrolling interests	(137)	(157)
Changes in noncontrolling interests	511	30
Common stock acquired	(305)	(421)
Net cash used in financing activities	10,568	(2,162)
Effects of exchange rate changes on cash	(331)	(73)
Increase/(decrease) in cash and cash equivalents	5,743	2,309
Cash and cash equivalents at beginning of period	3,089	3,042
Cash and cash equivalents at end of period	8,832	5,351

Supplemental Disclosures
Income taxes paid	2,341	5,259
Cash interest paid
Included in cash flows from operating activities	726	515
Capitalized, included in cash flows from investing activities	516	540
Total cash interest paid	1,242	1,055

(1) Includes a net addition of commercial paper with a maturity of over three months of $6.4 billion in 2020 and $3.1 billion in 2019. The gross amount of commercial paper with a maturity of over three months issued was $28.8 billion in 2020 and $13.4 billion in 2019, while the gross amount repaid was $22.4 billion in 2020 and $10.3 billion in 2019.
 The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)
	ExxonMobil Share of Equity
	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity
Balance as of June 30, 2019	15,639	419,913	(18,205)	(225,970)	191,377	7,088	198,465
Amortization of stock-based awards	156	—	—	—	156	—	156
Other	—	—	—	—	—	228	228
Net income (loss) for the period	—	3,170	—	—	3,170	77	3,247
Dividends - common shares	—	(3,716)	—	—	(3,716)	(57)	(3,773)
Other comprehensive income (loss)	—	—	(1,072)	—	(1,072)	(63)	(1,135)
Acquisitions, at cost	—	—	—	—	—	(79)	(79)
Dispositions	—	—	—	—	—	—	—
Balance as of September 30, 2019	15,795	419,367	(19,277)	(225,970)	189,915	7,194	197,109

Balance as of June 30, 2020	15,812	412,124	(21,617)	(226,136)	180,183	6,970	187,153
Amortization of stock-based awards	187	—	—	—	187	—	187
Other	(2)	—	—	—	(2)	194	192
Net income (loss) for the period	—	(680)	—	—	(680)	(29)	(709)
Dividends - common shares	—	(3,716)	—	—	(3,716)	(44)	(3,760)
Other comprehensive income (loss)	—	—	1,428	—	1,428	121	1,549
Acquisitions, at cost	—	—	—	—	—	—	—
Dispositions	—	—	—	—	—	—	—
Balance as of September 30, 2020	15,997	407,728	(20,189)	(226,136)	177,400	7,212	184,612

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
Common Stock Share Activity	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
	(millions of shares)			(millions of shares)
Balance as of June 30	8,019	(3,791)	4,228	8,019	(3,788)	4,231
Acquisitions	—	—	—	—	—	—
Dispositions	—	—	—	—	—	—
Balance as of September 30	8,019	(3,791)	4,228	8,019	(3,788)	4,231

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)
	ExxonMobil Share of Equity
	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2018	15,258	421,653	(19,564)	(225,553)	191,794	6,734	198,528
Amortization of stock-based awards	545	—	—	—	545	—	545
Other	(8)	—	—	—	(8)	275	267
Net income (loss) for the period	—	8,650	—	—	8,650	394	9,044
Dividends - common shares	—	(10,936)	—	—	(10,936)	(157)	(11,093)
Other comprehensive income (loss)	—	—	287	—	287	193	480
Acquisitions, at cost	—	—	—	(421)	(421)	(245)	(666)
Dispositions	—	—	—	4	4	—	4
Balance as of September 30, 2019	15,795	419,367	(19,277)	(225,970)	189,915	7,194	197,109

Balance as of December 31, 2019	15,637	421,341	(19,493)	(225,835)	191,650	7,288	198,938
Amortization of stock-based awards	545	—	—	—	545	—	545
Other	(185)	—	—	—	(185)	574	389
Net income (loss) for the period	—	(2,370)	—	—	(2,370)	(278)	(2,648)
Dividends - common shares	—	(11,150)	—	—	(11,150)	(137)	(11,287)
Cumulative effect of accounting change	—	(93)	—	—	(93)	(1)	(94)
Other comprehensive income (loss)	—	—	(696)	—	(696)	(171)	(867)
Acquisitions, at cost	—	—	—	(305)	(305)	(63)	(368)
Dispositions	—	—	—	4	4	—	4
Balance as of September 30, 2020	15,997	407,728	(20,189)	(226,136)	177,400	7,212	184,612

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
Common Stock Share Activity	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
	(millions of shares)			(millions of shares)
Balance as of December 31	8,019	(3,785)	4,234	8,019	(3,782)	4,237
Acquisitions	—	(6)	(6)	—	(6)	(6)
Dispositions	—	—	—	—	—	—
Balance as of September 30	8,019	(3,791)	4,228	8,019	(3,788)	4,231

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

2. Miscellaneous Financial Information
During the first quarter of 2020, the balance of supply and demand for petroleum and petrochemical products experienced two significant disruptive effects. On the demand side, the COVID-19 pandemic spread rapidly through most areas of the world resulting in substantial reductions in consumer and business activity and significantly reduced demand for crude oil, natural gas, and petroleum products. This reduction in demand coincided with announcements of increased production in certain key oil-producing countries which led to increases in inventory levels and sharp declines in prices for crude oil and petrochemical products. During the second and third quarters, the effects of COVID-19 continued to have a negative impact on the world’s major economies and demand for our products. Market conditions continue to reflect considerable uncertainty as consumer and business activity has exhibited some degree of recovery, but remains lower when compared to prior periods as a result of the pandemic.
Crude oil, products and merchandise inventories are carried at the lower of current market value or cost, generally determined under the last-in first-out method (LIFO). The Corporation's results for the third quarter of 2020 included a before-tax credit of $153 million, included in "Crude oil and product purchases" on the Statement of Income, as rising commodity prices resulted in the reversal of the charge against the book value of inventories as of the second quarter. This adjustment, together with a market adjustment to inventory for equity companies included in "Income from equity affiliates," resulted in a $113 million after-tax credit to earnings (excluding noncontrolling interests) in the third quarter. At year-end, any required adjustment to write down the book value of inventories to their market value is considered permanent and is incorporated into the LIFO carrying value of the inventory.
Primarily as a result of declines in prices for crude oil and other petrochemical products in 2020 and a significant decline in its market capitalization at the end of the first quarter, the Corporation recognized after-tax impairment charges of $884 million in the nine months ended September 30, 2020. These charges included goodwill impairments of $562 million in Upstream, Downstream, and Chemical reporting units and other impairment charges of $322 million, mainly in the Upstream segment. Fair value of the goodwill reporting units primarily reflected market-based estimates of historical EBITDA multiples at the end of the first quarter. Other impairment charges, mainly related to the Corporation’s investment in an Upstream equity company, reflect a write down to estimated fair value based on third party price outlooks, internal estimates of future volumes and costs, and estimates of discount rates for similar properties. Charges related to goodwill and asset impairments are included in “Depreciation and depletion” on the Statement of Income and charges related to equity method investments are included in “Income from equity affiliates.”

3. Litigation and Other Contingencies
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
Other Contingencies. The Corporation and certain of its consolidated subsidiaries were contingently liable at September 30, 2020, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	As of September 30, 2020
	Equity Company Obligations (1)	Other Third-Party Obligations	Total
	(millions of dollars)
Guarantees
Debt-related	968	120	1,088
Other	690	4,806	5,496
Total	1,658	4,926	6,584
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

4. Other Comprehensive Income Information

ExxonMobil Share of Accumulated Other Comprehensive Income	Cumulative Foreign Exchange Translation Adjustment	Post-retirement Benefits Reserves Adjustment	Total
	(millions of dollars)

Balance as of December 31, 2018	(13,881)	(5,683)	(19,564)
Current period change excluding amounts reclassified from accumulated other comprehensive income	(252)	48	(204)
Amounts reclassified from accumulated other comprehensive income	—	491	491
Total change in accumulated other comprehensive income	(252)	539	287
Balance as of September 30, 2019	(14,133)	(5,144)	(19,277)

Balance as of December 31, 2019	(12,446)	(7,047)	(19,493)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	(1,125)	(172)	(1,297)
Amounts reclassified from accumulated other comprehensive income	14	587	601
Total change in accumulated other comprehensive income	(1,111)	415	(696)
Balance as of September 30, 2020	(13,557)	(6,632)	(20,189)
 (1) Cumulative Foreign Exchange Translation Adjustment includes net investment hedge gain/(loss) of $(159) million, net of taxes.

Amounts Reclassified Out of Accumulated Other Comprehensive Income - Before-tax Income/(Expense)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(millions of dollars)		(millions of dollars)
Foreign exchange translation gain/(loss) included in net income (Statement of Income line: Other income)	(14)	—	(14)	—
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs
(Statement of Income line: Non-service pension and postretirement benefit expense)	(268)	(236)	(790)	(664)

Income Tax (Expense)/Credit For Components of Other Comprehensive Income	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(millions of dollars)		(millions of dollars)
Foreign exchange translation adjustment	57	1	72	1
Postretirement benefits reserves adjustment (excluding amortization)	74	(56)	64	(36)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	(62)	(50)	(177)	(152)
Total	69	(105)	(41)	(187)

5. Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Earnings per common share
Net income (loss) attributable to ExxonMobil (millions of dollars)	(680)	3,170	(2,370)	8,650
Weighted average number of common shares outstanding (millions of shares)	4,271	4,271	4,270	4,270
Earnings (Loss) per common share (dollars) (1)	(0.15)	0.75	(0.55)	2.03
Dividends paid per common share (dollars)	0.87	0.87	2.61	2.56
(1) The calculation of earnings (loss) per common share and earnings (loss) per common share – assuming dilution are the same in each period shown.

6. Pension and Other Postretirement Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(millions of dollars)		(millions of dollars)
Components of net benefit cost
Pension Benefits - U.S.
Service cost	245	208	712	563
Interest cost	177	192	531	574
Expected return on plan assets	(178)	(143)	(528)	(427)
Amortization of actuarial loss/(gain) and prior service cost	79	77	237	233
Net pension enhancement and curtailment/settlement cost	52	54	156	161
Net benefit cost	375	388	1,108	1,104

Pension Benefits - Non-U.S.
Service cost	178	136	524	413
Interest cost	165	189	488	573
Expected return on plan assets	(226)	(192)	(664)	(581)
Amortization of actuarial loss/(gain) and prior service cost	124	102	358	260
Net benefit cost	241	235	706	665

Other Postretirement Benefits
Service cost	45	38	134	104
Interest cost	70	79	208	237
Expected return on plan assets	(4)	(4)	(13)	(12)
Amortization of actuarial loss/(gain) and prior service cost	13	3	39	10
Net benefit cost	124	116	368	339

7. Financial Instruments and Derivatives

Financial Instruments. The estimated fair value of financial instruments at September 30, 2020, and December 31, 2019, and the related hierarchy level for the fair value measurement is as follows:

		At September 30, 2020
		(millions of dollars)
		Fair Value
		Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
	Derivative assets (1)	637	121	—	758	(571)	(80)	—	107
	Advances to/receivables
	from equity companies (2)(7)	—	3,152	6,081	9,233	—	—	(193)	9,040
	Other long-term
	financial assets (3)	1,197	—	915	2,112	—	—	130	2,242
Liabilities
	Derivative liabilities (4)	817	91	—	908	(571)	(259)	—	78
	Long-term debt (5)	49,153	149	4	49,306	—	—	(4,031)	45,275
	Long-term obligations
	to equity companies (7)	—	—	3,685	3,685	—	—	(199)	3,486
	Other long-term
	financial liabilities (6)	—	—	1,073	1,073	—	—	11	1,084

		At December 31, 2019
		(millions of dollars)
		Fair Value
		Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
	Derivative assets (1)	533	102	—	635	(463)	(70)	—	102
	Advances to/receivables
	from equity companies (2)(7)	—	1,941	6,729	8,670	—	—	(128)	8,542
	Other long-term
	financial assets (3)	1,145	—	974	2,119	—	—	44	2,163
Liabilities
	Derivative liabilities (4)	568	70	—	638	(463)	(105)	—	70
	Long-term debt (5)	25,652	134	3	25,789	—	—	(1,117)	24,672
	Long-term obligations
	to equity companies (7)	—	—	4,245	4,245	—	—	(257)	3,988
	Other long-term
	financial liabilities (6)	—	—	1,042	1,042	—	—	16	1,058
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

At September 30, 2020, the Corporation had $462 million of collateral under master netting arrangements not offset against the derivatives on the Consolidated Balance Sheet, primarily related to initial margin requirements.

Long-term debt. The increase in the estimated fair value and book value of long-term debt reflects the Corporation's issuance of new debt securities during 2020. The carrying value of these debt securities as of September 30, 2020, is below:

Issuance Date	Description of Notes	Carrying Value
(millions of dollars)
March 2020
	2.992% Notes due 2025	1,500
	3.294% Notes due 2027	1,000
	3.482% Notes due 2030	2,000
	4.227% Notes due 2040	1,250
	4.327% Notes due 2050	2,750
April 2020
	1.571% Notes due 2023	2,750
	2.992% Notes due 2025 (1)	1,310
	2.610% Notes due 2030	2,000
	4.227% Notes due 2040 (1)	842
	3.452% Notes due 2051	2,750
June 2020 (2)
	0.142% Notes due 2024	1,756
	0.524% Notes due 2028	1,171
	0.835% Notes due 2032	1,171
	1.408% Notes due 2039	1,171

	Total	23,421

(1) Includes premiums of $152 million.
(2) Euro-denominated.

The Corporation may use non-derivative financial instruments, such as its foreign currency-denominated debt, as hedges of its net investments in certain foreign subsidiaries. Under this method, the change in the carrying value of the financial instruments due to foreign exchange fluctuations is reported in accumulated other comprehensive income. As of September 30, 2020, the Corporation has designated $5.3 billion of its Euro-denominated long-term debt and related accrued interest as a net investment hedge of its European business. The net investment hedge is deemed to be perfectly effective.

The Corporation had undrawn short-term committed lines of credit of $11.0 billion and an undrawn long-term committed line of credit of $0.2 billion as of third quarter 2020. In the third quarter, the Corporation increased its 364-day facility from $7.5 billion to $10.0 billion and terminated the supplemental $7.0 billion facility that was established in the first quarter of 2020.

Derivative Instruments. The Corporation’s size, strong capital structure, geographic diversity and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and for trading purposes. Commodity contracts held for trading purposes are presented in the Consolidated Statement of Income on a net basis in the line “Sales and other operating revenue.” The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of September 30, 2020, and December 31, 2019, or results of operations for the periods ended September 30, 2020, and 2019.

Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity.

The net notional long/(short) position of derivative instruments at September 30, 2020, and December 31, 2019, was as follows:

	September 30,	December 31,
	2020	2019
	(millions)
Crude oil (barrels)	50	57
Petroleum products (barrels)	(50)	(38)
Natural Gas (MMBTUs)	(438)	(165)

Realized and unrealized gains/(losses) on derivative instruments that were recognized in the Consolidated Statement of Income are included in the following lines on a before-tax basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(millions of dollars)		(millions of dollars)
Sales and other operating revenue	(297)	144	688	(98)
Crude oil and product purchases	134	60	(396)	75
Total	(163)	204	292	(23)

8. Disclosures about Segments and Related Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Earnings (Loss) After Income Tax	(millions of dollars)		(millions of dollars)
Upstream
United States	(681)	37	(2,582)	468
Non-U.S.	298	2,131	1,084	7,837
Downstream
United States	(136)	673	(338)	822
Non-U.S.	(95)	557	472	603
Chemical
United States	357	53	816	208
Non-U.S.	304	188	456	739
Corporate and financing	(727)	(469)	(2,278)	(2,027)
Corporate total	(680)	3,170	(2,370)	8,650

Sales and Other Operating Revenue
Upstream
United States	1,422	1,941	4,280	7,228
Non-U.S.	2,015	3,069	6,604	10,582
Downstream
United States	12,267	18,358	35,854	52,721
Non-U.S.	23,862	33,391	69,468	100,994
Chemical
United States	2,162	2,412	6,028	7,421
Non-U.S.	3,684	4,241	10,574	13,583
Corporate and financing	13	10	28	30
Corporate total	45,425	63,422	132,836	192,559

Intersegment Revenue
Upstream
United States	2,348	2,876	5,999	7,828
Non-U.S.	5,132	7,383	14,371	22,888
Downstream
United States	2,812	5,439	8,820	16,942
Non-U.S.	3,334	5,826	11,210	18,563
Chemical
United States	1,480	1,489	4,466	5,947
Non-U.S.	895	1,413	2,866	4,543
Corporate and financing	55	60	166	168

Geographic
	Three Months Ended September 30,		Nine Months Ended September 30,
Sales and Other Operating Revenue	2020	2019	2020	2019
	(millions of dollars)		(millions of dollars)
United States	15,851	22,711	46,162	67,370
Non-U.S.	29,574	40,711	86,674	125,189
Total	45,425	63,422	132,836	192,559

Significant Non-U.S. revenue sources include: (1)
Canada	3,566	4,945	9,537	15,141
United Kingdom	2,827	4,042	8,424	13,244
Singapore	2,400	2,942	6,883	9,197
France	2,273	3,266	6,446	9,597
Italy	2,055	2,691	5,241	7,830
Belgium	1,504	2,598	4,639	9,371

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

10. Allowance for Current Expected Credit Loss (CECL)
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

In the first nine months of 2020, the COVID-19 pandemic spread through most areas of the world resulting in economic uncertainty, global financial market volatility, and negative effects in the credit markets. The Corporation has considered these effects, along with the significantly lower balances of trade receivables at the end of the quarter, in its estimate of credit losses and concluded no material adjustment to credit allowances in the quarter was required. At September 30, 2020, the Corporation’s evaluation of financial assets under Financial Instruments – Credit Losses (Topic 326), as amended, included $16,450 million of notes and accounts receivable, net of allowances of $148 million, and $9,668 million of loans and long-term receivables, net of allowances of $436 million, and certain other financial assets where there is immaterial risk of loss.

	Reserve for Notes and Other Receivables and Loans		Liabilities for Off- Balance Sheet Assets
	Trade	Other		Total
	(millions of dollars)
Balance at December 31, 2019	34	469	—	503
Cumulative effect of accounting change	52	45	12	109
Current period provision	—	(4)	(1)	(5)
Write-offs charged against the allowance	(1)	(1)	—	(2)
Other	—	(10)	—	(10)
Balance at September 30, 2020	85	499	11	595

EXXON MOBIL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FUNCTIONAL EARNINGS SUMMARY

	Third Quarter		First Nine Months
Earnings (Loss) (U.S. GAAP)	2020	2019	2020	2019
	(millions of dollars)		(millions of dollars)
Upstream
United States	(681)	37	(2,582)	468
Non-U.S.	298	2,131	1,084	7,837
Downstream
United States	(136)	673	(338)	822
Non-U.S.	(95)	557	472	603
Chemical
United States	357	53	816	208
Non-U.S.	304	188	456	739
Corporate and financing	(727)	(469)	(2,278)	(2,027)
Net income (loss) attributable to ExxonMobil (U.S. GAAP)	(680)	3,170	(2,370)	8,650

Earnings (Loss) per common share (dollars)	(0.15)	0.75	(0.55)	2.03

Earnings (Loss) per common share - assuming dilution (dollars)	(0.15)	0.75	(0.55)	2.03

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

CURRENT ECONOMIC CONDITIONS
During the first quarter of 2020, the balance of supply and demand for petroleum and petrochemical products experienced two significant disruptive effects. On the demand side, the COVID-19 pandemic spread rapidly through most areas of the world resulting in substantial reductions in consumer and business activity and significantly reduced demand for crude oil, natural gas, and petroleum products. This reduction in demand coincided with announcements of increased production in certain key oil-producing countries which led to increases in inventory levels and sharp declines in prices for crude oil and petrochemical products. During the second and third quarters, the effects of COVID-19 continued to have a negative impact on the world’s major economies and demand for our products.
Industry conditions seen thus far in 2020 have led to lower realized prices for the Corporation’s products and have resulted in substantially lower earnings and operating cash flow throughout 2020 in comparison to 2019. Market conditions continue to reflect considerable uncertainty as consumer and business activity has exhibited some degree of recovery, but remains lower when compared to prior periods as a result of the pandemic. As long as such conditions persist, negative effects on earnings and cash flow will continue, and project deferrals and idling of capacity will result in lower volumes across one or more business segments relative to 2019 levels. Despite actions taken by key oil-producing countries to reduce oversupply in the near term, and improved credit market conditions providing sufficient liquidity to credit-worthy companies, the unfavorable economic impacts appear increasingly likely to persist to some extent well into 2021.
The Corporation has taken several actions in response to these conditions. In April 2020 the Corporation announced significant reductions in 2020 capital spending and operating expenses. Capital and exploration expenditures for 2020 are expected to be no more than $23 billion, down from the previously announced $33 billion. The Corporation took steps to strengthen its liquidity including issuing $8.5 billion of long-term U.S. debt securities in the first quarter of 2020 and issuing a further $9.5 billion of long-term U.S. debt securities and $5.0 billion of long-term Euro-denominated debt securities in the second quarter of 2020. The Corporation is developing plans consistent with near-term demand uncertainties and does not plan on increasing gross debt above second quarter levels. The Corporation had undrawn short-term committed lines of credit of $11.0 billion and an undrawn long-term committed line of credit of $0.2 billion as of third quarter 2020. In the third quarter, the Corporation increased its 364-day facility from $7.5 billion to $10 billion and terminated the supplemental $7.0 billion facility that was established in the first quarter of 2020.
The Corporation continues to manage through this period of unprecedented challenge while preserving opportunities with upside potential when recovery occurs. It is prioritizing opportunities to hold 2021 capital spending in a range of $16 billion to $19 billion and achieve operating expense savings through enhancing organizational focus, eliminating work, reducing discretionary activities and driving efficiencies. Current or future capital spending reductions will result in lower near-term production volumes in the Upstream and delays in previously anticipated volume increases in future years.
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
The Corporation has reviewed its near-term spending reductions and resulting near-term production impacts to determine whether they put its long-lived assets at risk for impairment. In large part due to expectations for lower prices in the near term, the Corporation has recorded impairments thus far in 2020 for certain assets that were, in aggregate, insignificant. Despite the challenging near-term environment, the Corporation’s view of long-term supply and demand fundamentals has not changed significantly. However, the Corporation continues to assess its strategic plans and longer-term price views, taking into account current and developing industry and economic conditions and continued market uncertainty, as part of its annual planning process.
As part of this process, the Corporation is assessing its full portfolio to prioritize assets with the highest future value potential within its broad range of available opportunities in order to optimize resources within current levels of debt and operating cash flow while identifying potential asset divestment candidates. This effort includes an ongoing re-assessment of North American dry gas assets currently included in the Corporation’s development plan, as well as assessments of its long-term price views and project execution plans. Depending on the outcome of the planning process, including in particular any significant future changes to the Corporation’s current development plans for its dry gas portfolio, long-lived assets with carrying values of approximately $25 billion to $30 billion could be at risk for significant impairment. However, the Corporation’s planning process may result in development plans for these assets that are reasonably similar to previous years, in which case it is unlikely these assets will be subject to material impairment. This planning process is expected to be completed with required review by the Board of Directors in the fourth quarter. If needed, assessments on an asset-level basis will be completed following this Board review.

As disclosed in ExxonMobil’s 2019 Form 10-K, low crude oil and natural gas prices can impact the Corporation’s estimates of proved reserves as reported under Securities and Exchange Commission (SEC) rules. Among other factors, proved reserves estimates are affected by the level of capital spending, timing, completion, and optimization of development projects, reservoir performance, market prices and differentials, costs, fiscal and commercial terms, government policies, regulatory approvals and partner considerations. The Corporation’s near-term reduction in capital expenditures resulted in a downward revision to estimates of proved reserves reported in the 2019 Form 10-K of approximately 1 billion oil-equivalent barrels, mainly related to unconventional drilling in the United States. Consequently, unit-of-production depreciation and depletion rates for Upstream assets increased beginning in the first quarter, which continued through the third quarter. Average year-to-date crude oil and natural gas prices have been significantly affected by the low prices experienced since the end of the first quarter. Should prices remain near current levels for the remainder of the year, under the SEC definition of proved reserves, certain quantities of crude oil, bitumen and natural gas will not qualify as proved reserves at year-end 2020. Based on available price information for 2020 and the effects of expected reductions in capital spending mentioned above, it is possible that reductions to proved reserves could amount to approximately 25 percent of the Corporation’s 22.4 billion oil-equivalent barrels reported at year-end 2019.

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

REVIEW OF THIRD QUARTER 2020 RESULTS
ExxonMobil’s third quarter 2020 results were a loss of $0.7 billion, or $0.15 per diluted share, compared with earnings of $3.2 billion a year earlier. The decrease in earnings was primarily the result of lower Upstream realizations, reduced Downstream margins, and unfavorable non-operational impacts, including less favorable one-time tax items. These impacts were partly offset by lower expenses across all business segments and higher Downstream volume and mix effects.

Results for the first nine months of 2020 were a loss of $2.4 billion, or $0.55 per diluted share, compared with earnings of $8.7 billion a year earlier.

Capital and exploration expenditures were $16.6 billion, down $6.1 billion from 2019.

Oil-equivalent production was 3.8 million barrels per day, down 4 percent from the prior year. Excluding entitlement effects, divestments, and government mandates, oil-equivalent production was essentially flat with the prior year.

The Corporation distributed $11.2 billion in dividends to shareholders.

	Third Quarter		First Nine Months
	2020	2019	2020	2019
	(millions of dollars)		(millions of dollars)
Upstream results
United States	(681)	37	(2,582)	468
Non-U.S.	298	2,131	1,084	7,837
Total	(383)	2,168	(1,498)	8,305

Upstream results were a loss of $383 million in the third quarter of 2020, compared with earnings of $2,168 million in the third quarter of 2019.
•Realizations reduced earnings by $2,630 million, with lower liquids realizations of $1,830 million and lower gas realizations of $800 million.
•Volume and mix effects reduced earnings by $60 million due to lower gas volumes of $90 million partly offset by higher liquids sales volumes of $30 million.
•All other items increased earnings by $140 million, including lower expenses of $500 million, partly offset by unfavorable non-operational impacts of $310 million, mainly from current and prior year tax items, and other unfavorable earnings impacts of $50 million.
•U.S. Upstream results were a loss of $681 million, down $718 million from the prior year quarter.
•Non-U.S. Upstream earnings were $298 million, down $1,833 million from the prior year quarter.
•On an oil-equivalent basis, production decreased 6 percent from the third quarter of 2019.
•Liquids production totaled 2.3 million barrels per day, down 106,000 barrels per day, with higher entitlements, lower downtime and growth more than offset by government mandates, divestments, and lower demand.
•Natural gas production was 8.3 billion cubic feet per day, down 729 million cubic feet per day, as higher entitlements were more than offset by divestments, higher downtime, and decline.

Upstream results were a loss of $1,498 million in the first nine months of 2020, compared with earnings of $8,305 million in the first nine months of 2019.
•Realizations reduced earnings by $9,050 million, with lower liquids realizations of $6,990 million and lower gas realizations of $2,060 million.
•Volume and mix effects reduced earnings by $320 million, including $100 million for liquids and $220 million for gas.
•All other items decreased earnings by $430 million, as unfavorable non-operational impacts of $1,080 million, reflecting impairments of $410 million and a prior year non-U.S. tax item of $490 million, and other unfavorable earnings impacts of $140 million were partly offset by lower expenses of $630 million and favorable foreign exchange effects of $160 million.
•U.S. Upstream results were a loss of $2,582 million, compared with earnings of $468 million in the prior year.
•Non-U.S. Upstream earnings were $1,084 million, down $6,753 million from the prior year.
•On an oil-equivalent basis, production decreased 4 percent from the first nine months of 2019.
•Liquids production totaled 2.4 million barrels per day, down 12,000 barrels per day, with growth, higher entitlements, and lower downtime more than offset by divestments, government mandates, and lower demand.
•Natural gas production was 8.6 billion cubic feet per day, down 794 million cubic feet per day, as higher entitlements and growth were more than offset by divestments and lower demand.

	Third Quarter	First Nine Months
Upstream additional information	(thousands of barrels daily)	(thousands of barrels daily)
Volumes reconciliation (Oil-equivalent production) (1)
2019	3,899	3,929
Entitlements - Net Interest	(9)	(8)
Entitlements - Price / Spend / Other	159	108
Government Mandates	(139)	(82)
Divestments	(154)	(163)
Growth / Other	(84)	1
2020	3,672	3,785

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

Government Mandates are changes to ExxonMobil's sustainable production levels due to temporary non-operational production limits imposed by governments, generally upon a sector, type or method of production.

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

	Third Quarter		First Nine Months
	2020	2019	2020	2019
	(millions of dollars)		(millions of dollars)
Downstream results
United States	(136)	673	(338)	822
Non-U.S.	(95)	557	472	603
Total	(231)	1,230	134	1,425

Downstream results were a loss of $231 million in the third quarter of 2020, down $1,461 million from the third quarter of 2019.
•Margins decreased earnings by $1,880 million, mainly reflecting lower industry refining margins.
•Volume and mix effects increased earnings by $120 million.
•All other items increased earnings by $300 million, mainly due to lower expenses of $360 million partly offset by unfavorable non-operational impacts of $90 million.
•U.S. Downstream results were a loss of $136 million, compared with earnings of $673 million in the prior year quarter.
•Non-U.S. Downstream results were a loss of $95 million, down $652 million from the prior year quarter.
•Petroleum product sales of 5.0 million barrels per day were 481,000 barrels per day lower than the prior year quarter.

Downstream results were $134 million in the first nine months of 2020, down $1,291 million from the first nine months of 2019.
•Margins decreased earnings by $2,260 million, as weaker industry refining margins were partly offset by favorable mark-to-market derivatives.
•Volume and mix effects increased earnings by $400 million.
•All other items increased earnings by $560 million, as lower expenses of $860 million were partly offset by unfavorable non-operational impacts associated with impairments of $350 million.
•U.S. Downstream results were a loss of $338 million, compared with earnings of $822 million in the prior year.
•Non-U.S. Downstream results were $472 million, down $131 million from the prior year.
•Petroleum product sales of 4.9 million barrels per day were 527,000 barrels per day lower than the prior year.

	Third Quarter		First Nine Months
	2020	2019	2020	2019
	(millions of dollars)		(millions of dollars)
Chemical results
United States	357	53	816	208
Non-U.S.	304	188	456	739
Total	661	241	1,272	947

Chemical earnings were $661 million in the third quarter of 2020, up $420 million from the third quarter of 2019.
•Higher margins increased earnings by $70 million.
•Volume and mix effects increased earnings by $30 million.
•All other items increased earnings by $320 million, mainly due to lower expenses of $170 million and favorable non-operational impacts associated with an inventory adjustment of $120 million.
•U.S. Chemical earnings were $357 million, up $304 million, compared with earnings of $53 million in the prior year quarter.
•Non-U.S. Chemical results were $304 million, up $116 million from the prior year quarter.
•Third quarter prime product sales of 6.6 million metric tons were 148,000 metric tons higher than the prior year quarter.

Chemical earnings were $1,272 million in the first nine months of 2020, up $325 million from the first nine months of 2019.
•Higher margins increased earnings by $190 million.
•Volume and mix effects decreased earnings by $220 million.
•All other items increased earnings by $350 million, as lower expenses of $380 million and other favorable earnings impacts of $30 million were partly offset by unfavorable non-operational impacts, including impairments of $130 million.
•U.S. Chemical earnings were $816 million, up $608 million from the prior year.
•Non-U.S. Chemical earnings were $456 million, down $283 million from the prior year.
•First nine months prime product sales of 18.8 million metric tons were 1.1 million metric tons lower than the prior year.

	Third Quarter		First Nine Months
	2020	2019	2020	2019
	(millions of dollars)		(millions of dollars)
Corporate and financing results	(727)	(469)	(2,278)	(2,027)

Corporate and financing expenses were $727 million for the third quarter of 2020, up $258 million from the third quarter of 2019, reflecting the absence of a prior year favorable one-time tax item.

Corporate and financing expenses were $2,278 million for the first nine months of 2020, up $251 million from 2019, reflecting the absence of prior year favorable one-time tax items and higher financing costs partly offset by lower corporate costs.

LIQUIDITY AND CAPITAL RESOURCES

	Third Quarter		First Nine Months
	2020	2019	2020	2019
	(millions of dollars)		(millions of dollars)
Net cash provided by/(used in)
Operating activities			10,663	23,364
Investing activities			(15,157)	(18,820)
Financing activities			10,568	(2,162)
Effect of exchange rate changes			(331)	(73)
Increase/(decrease) in cash and cash equivalents			5,743	2,309

Cash and cash equivalents (at end of period)			8,832	5,351

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	4,389	9,079	10,663	23,364
Proceeds associated with sales of subsidiaries, property, plant & equipment, and sales and returns of investments	100	460	229	600
Cash flow from operations and asset sales	4,489	9,539	10,892	23,964
Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.
Cash flow from operations and asset sales in the third quarter of 2020 was $4.5 billion, a decrease of $5.1 billion from the comparable 2019 period primarily reflecting lower earnings and unfavorable working capital impacts. Current market conditions and the ability of counterparties to secure financing may negatively affect the pace of asset sales in 2020.
Cash provided by operating activities totaled $10.7 billion for the first nine months of 2020, $12.7 billion lower than 2019. Net income including noncontrolling interests was a loss of $2.6 billion, a decrease of $11.7 billion from the prior year period. The adjustments for the noncash provisions were $15.7 billion for depreciation and depletion and $0.1 billion for the lower of cost or market inventory adjustment. Changes in operational working capital were a reduction of $1.5 billion, compared to a contribution of $2.6 billion in the prior year period. All other items net decreased cash flows by $0.9 billion in 2020 versus a reduction of $2.3 billion in 2019. See the Condensed Consolidated Statement of Cash Flows for additional details.

Investing activities for the first nine months of 2020 used net cash of $15.2 billion, a decrease of $3.7 billion compared to the prior year. Spending for additions to property, plant and equipment of $13.7 billion was $4.0 billion lower than 2019. Proceeds from asset sales of $0.2 billion were $0.4 billion lower than the prior year. Net investments and advances were comparable to the prior year at $1.7 billion.

During the first nine months of 2020, the Corporation issued $23.2 billion of long-term debt. Net cash provided by financing activities was $10.6 billion in the first nine months of 2020, $12.7 billion higher than 2019 reflecting the 2020 debt issuances.

Total debt at the end of the third quarter of 2020 was $68.8 billion compared to $46.9 billion at year-end 2019. The Corporation's debt to total capital ratio was 27.1 percent at the end of the third quarter of 2020 compared to 19.1 percent at year-end 2019.

During the first nine months of 2020, Exxon Mobil Corporation purchased 6 million shares of its common stock for the treasury at a gross cost of $0.3 billion. These purchases were made to offset shares or units settled in shares issued in conjunction with the company’s benefit plans and programs. Shares outstanding decreased from 4,234 million at year-end to 4,228 million at the end of the third quarter of 2020. Purchases may be made both in the open market and through negotiated transactions, and may be increased, decreased or discontinued at any time without prior notice.

The Corporation has access to significant capacity of long-term and short-term liquidity. Commercial paper continues to provide short-term liquidity and the balance of commercial paper outstanding was $18.8 billion as of September 30, 2020. Cash and cash equivalents was $8.8 billion at the end of the third quarter of 2020. The Corporation had undrawn short-term committed lines of credit of $11.0 billion and an undrawn long-term committed line of credit of $0.2 billion as of third quarter 2020. In the third quarter, the Corporation increased its 364-day facility from $7.5 billion to $10.0 billion and terminated the supplemental $7.0 billion facility that was established in the first quarter of 2020.

Internally generated funds and available cash are generally expected to cover financial requirements, supplemented by short-term and long-term debt as required. The Corporation is developing plans consistent with near-term demand uncertainties and does not plan on increasing gross debt above second quarter levels.

The Corporation distributed a total of $11.2 billion to shareholders in the first nine months of 2020 through dividends.

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

Litigation and other contingencies are discussed in Note 3 to the unaudited condensed consolidated financial statements.

TAXES

	Third Quarter		First Nine Months
	2020	2019	2020	2019
	(millions of dollars)		(millions of dollars)
Income taxes	337	1,474	378	4,598
Effective income tax rate	-198%	37%	-56%	41%
Total other taxes and duties (1)	7,901	8,317	21,081	24,770
Total	8,238	9,791	21,459	29,368

(1) Includes “Other taxes and duties” plus taxes that are included in “Production and manufacturing expenses” and “Selling, general and administrative expenses.”

Total taxes were $8.2 billion for the third quarter of 2020, a decrease of $1.6 billion from 2019. Income tax expense was $0.3 billion compared to $1.5 billion in the prior year reflecting operating losses driven by lower commodity prices. The effective income tax rate of -198 percent compared to 37 percent in the prior year period primarily due to a change in mix of results in jurisdictions with varying tax rates. Total other taxes and duties decreased by $0.4 billion to $7.9 billion.

Total taxes were $21.5 billion for the first nine months of 2020, a decrease of $7.9 billion from 2019. Income tax expense decreased by $4.2 billion to $0.4 billion reflecting lower pre-tax income. The effective income tax rate of -56 percent compared to 41 percent in the prior year period primarily due to a change in mix of results in jurisdictions with varying tax rates. Total other taxes and duties decreased by $3.7 billion to $21.1 billion.

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

CAPITAL AND EXPLORATION EXPENDITURES

	Third Quarter		First Nine Months
	2020	2019	2020	2019
	(millions of dollars)		(millions of dollars)
Upstream (including exploration expenses)	2,794	5,791	11,497	17,394
Downstream	772	1,069	3,059	3,011
Chemical	564	852	2,041	2,266
Other	3	7	6	17
Total	4,133	7,719	16,603	22,688

Capital and exploration expenditures in the third quarter of 2020 were $4.1 billion, down 46 percent from the third quarter of 2019.

Capital and exploration expenditures in the first nine months of 2020 were $16.6 billion, down 27 percent from the first nine months of 2019 in response to market conditions. The Corporation anticipates an investment level of no more than $23 billion in 2020, down from the previously announced $33 billion. Actual spending could vary depending on the progress of individual projects and property acquisitions.

FORWARD-LOOKING STATEMENTS

Statements related to outlooks, projections, goals, targets, descriptions of strategic plans and objectives, and other statements of future events or conditions are forward-looking statements. Actual future results, including financial and operating performance; the impact of the COVID-19 pandemic on results; planned capital and cash operating expense reductions and ability to meet or exceed announced reduction objectives; total capital expenditures and mix; earnings; cash flow; capital allocation and debt levels; dividend and shareholder returns; business and project plans, timing, costs and capacities; resource recoveries and production rates; accounting and financial reporting effects resulting from market developments and ExxonMobil’s responsive actions, including potential impairment charges resulting from any significant changes in current development plan strategy or divestment plans; the pace and outcome of divestments; and the impact of new technologies, including to increase capital efficiency and production and to reduce greenhouse gas emissions and intensity, could differ materially due to a number of factors. These include global or regional changes in the supply and demand for oil, natural gas, petrochemicals, and feedstocks and other market conditions that impact prices and differentials; the outcome of government policies and actions, including actions taken to address COVID-19 and to maintain the functioning of national and global economies and markets; the impact of company actions to protect the health and safety of employees, vendors, customers, and communities; actions of competitors and commercial counterparties; the ability to access short- and long-term debt markets on a timely and affordable basis; the severity, length and ultimate impact of COVID-19 on people and economies, including the nature and pace of economic recovery as well as the ability of ExxonMobil and its vendors and contractors to maintain operations while taking appropriate health protective measures for employees and others; reservoir performance; the outcome of exploration projects and timely completion of development and construction projects; changes in law, taxes, or regulation including environmental regulations, and timely granting of governmental permits; war, trade agreements and patterns, shipping blockades or harassment, and other political or security disturbances; opportunities for and regulatory approval of potential investments or divestments; the actions of competitors; the capture of efficiencies within and between business lines and the ability to maintain near-term cost reductions as ongoing efficiencies while maintaining future competitive positioning; unforeseen technical or operating difficulties; the development and competitiveness of alternative energy and emission reduction technologies; the results of research programs; the ability to bring new technologies to commercial scale on a cost-competitive basis, including emission reduction technologies and large-scale hydraulic fracturing projects; general economic conditions including the occurrence and duration of economic recessions; and other factors discussed under the heading Factors Affecting Future Results on the Investors page of our website at www.exxonmobil.com and in Item 1A of ExxonMobil’s 2019 Form 10-K and subsequent Forms 10-Q for the quarters ended March 31, 2020, June 30, 2020, and September 30, 2020. Statements regarding plans or potential outcomes for the fourth quarter 2020 and 2021 also remain subject to completion of ExxonMobil’s annual corporate planning process and approval of the resulting company plan by the Board of Directors, expected in November 2020. We assume no duty to update these statements as of any future date.

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the nine months ended September 30, 2020, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2019.

Item 4. Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of September 30, 2020. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
As reported in the Corporation’s Form 10-Q for the third quarter of 2017, ExxonMobil appealed to the U.S. Court of Appeals for the Fifth Circuit a judgment of the United States District Court for the Southern District of Texas entered on April 26, 2017, in a citizen suit captioned Environment Texas Citizen Lobby, Inc. et al. v. Exxon Mobil Corporation. The U.S. District Court had awarded approximately $20 million in civil penalties, payable to the United States Treasury. In the suit filed in December 2010, Environment Texas Citizen Lobby, Inc. and the Sierra Club, Lone Star Chapter, sought declaratory and injunctive relief, penalties, attorney fees and litigation costs associated with alleged violations of Title V of the Clean Air Act. Plaintiffs alleged that ExxonMobil repeatedly violated, and will continue to violate, its air operating permits, the Texas State Implementation Plan and the Clean Air Act by emitting air pollutants into the atmosphere from the Baytown complex in excess of applicable emission limitations or otherwise without authorization at the Baytown, Texas, refinery, chemical plant and olefins plant. On July 29, 2020, the Fifth Circuit vacated the District Court’s penalty award and remanded the case back to the District Court for further proceedings. A revised decision in the District Court could occur as early as the fourth quarter of 2020.

The State of Texas filed a lawsuit against ExxonMobil Oil Corporation (EMOC) on August 19, 2020, seeking penalties and injunctive relief for 13 alleged unauthorized emissions events at EMOC’s Beaumont Refinery in Texas from 2017 to 2020. The State alleged violations under the Texas Clean Air Act, including the alleged failure of EMOC to timely notify the Texas Commission on Environmental Quality of reportable emissions events and alleged failure to submit a proper certification in its October 26, 2018 permit compliance certification. The lawsuit, captioned State of Texas v. ExxonMobil Oil Corporation, was filed in the 98th Judicial District Court of Travis County, Texas. The State has not quantified the amount of the penalty sought.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended September 30, 2020
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2020	—	$—	—
August 2020	—	$—	—
September 2020	—	$—	—
Total	—		—	(See Note 1)

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

Item 6. Exhibits

See Index to Exhibits of this report.

INDEX TO EXHIBITS

Exhibit	Description

3(ii)	By-Laws, as amended effective March 1, 2020 (incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K of March 3, 2020).
10(iii)(f.4)	Standing resolution for non-employee director cash fees dated March 1, 2020 (incorporated by reference to Exhibit 10(iii)(f.4) to the Registrant's report on Form 10-Q for the quarter ended March 31, 2020).
31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.
31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.
31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.
32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.
101	Interactive Data Files (formatted as Inline XBRL).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

EXXON MOBIL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION
Date: November 4, 2020	By:	/s/ DAVID S. ROSENTHAL
David S. Rosenthal
Vice President, Controller and
Principal Accounting Officer