Form 10-Q
period 2021-03-31
EXXON MOBIL CORP
filed 2021-05-05
CIK 34088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2021
Common stock, without par value	4,233,538,917

EXXON MOBIL CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)
	Three Months Ended March 31,
	2021	2020
Revenues and other income
Sales and other operating revenue	57,552	55,134
Income from equity affiliates	1,473	775
Other income	122	249
Total revenues and other income	59,147	56,158
Costs and other deductions
Crude oil and product purchases	32,601	32,083
Production and manufacturing expenses	8,062	8,297
Selling, general and administrative expenses	2,428	2,579
Depreciation and depletion	5,004	5,819
Exploration expenses, including dry holes	164	288
Non-service pension and postretirement benefit expense	378	269
Interest expense	258	249
Other taxes and duties	6,660	6,832
Total costs and other deductions	55,555	56,416
Income (Loss) before income taxes	3,592	(258)
Income taxes	796	512
Net income (loss) including noncontrolling interests	2,796	(770)
Net income (loss) attributable to noncontrolling interests	66	(160)
Net income (loss) attributable to ExxonMobil	2,730	(610)

Earnings (Loss) per common share (dollars)	0.64	(0.14)

Earnings (Loss) per common share - assuming dilution (dollars)	0.64	(0.14)

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended March 31,
	2021	2020
Net income (loss) including noncontrolling interests	2,796	(770)
Other comprehensive income (loss) (net of income taxes)
Foreign exchange translation adjustment	149	(5,649)
Postretirement benefits reserves adjustment (excluding amortization)	168	87
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	378	204
Total other comprehensive income (loss)	695	(5,358)
Comprehensive income (loss) including noncontrolling interests	3,491	(6,128)
Comprehensive income (loss) attributable to noncontrolling interests	146	(672)
Comprehensive income (loss) attributable to ExxonMobil	3,345	(5,456)

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)
	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	3,515	4,364
Notes and accounts receivable – net	24,755	20,581
Inventories
Crude oil, products and merchandise	13,740	14,169
Materials and supplies	4,617	4,681
Other current assets	1,568	1,098
Total current assets	48,195	44,893
Investments, advances and long-term receivables	44,181	43,515
Property, plant and equipment – net	224,641	227,553
Other assets, including intangibles – net	16,753	16,789
Total assets	333,770	332,750

Liabilities
Current liabilities
Notes and loans payable	18,185	20,458
Accounts payable and accrued liabilities	41,017	35,221
Income taxes payable	948	684
Total current liabilities	60,150	56,363
Long-term debt	45,137	47,182
Postretirement benefits reserves	21,835	22,415
Deferred income tax liabilities	18,113	18,165
Long-term obligations to equity companies	3,279	3,253
Other long-term obligations	21,155	21,242
Total liabilities	169,669	168,620

Commitments and contingencies (Note 3)

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	15,884	15,688
Earnings reinvested	382,953	383,943
Accumulated other comprehensive income	(16,090)	(16,705)
Common stock held in treasury
(3,785 million shares at March 31, 2021 and 3,786 million shares at December 31, 2020)	(225,773)	(225,776)
ExxonMobil share of equity	156,974	157,150
Noncontrolling interests	7,127	6,980
Total equity	164,101	164,130
Total liabilities and equity	333,770	332,750

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)
	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss) including noncontrolling interests	2,796	(770)
Depreciation and depletion	5,004	5,819
Noncash inventory adjustment - lower of cost or market	—	2,245
Changes in operational working capital, excluding cash and debt	1,953	(942)
All other items – net	(489)	(78)
Net cash provided by operating activities	9,264	6,274

Cash flows from investing activities
Additions to property, plant and equipment	(2,400)	(5,945)
Proceeds from asset sales and returns of investments	307	86
Additional investments and advances	(349)	(728)
Other investing activities including collection of advances	87	220
Net cash used in investing activities	(2,355)	(6,367)

Cash flows from financing activities
Additions to long-term debt	—	8,466
Reductions in long-term debt	—	(2)
Additions to short-term debt (1)	5,781	13,128
Reductions in short-term debt (1)	(10,849)	(6,500)
Additions/(reductions) in commercial paper and debt with three months or less maturity	1,003	(2,332)
Cash dividends to ExxonMobil shareholders	(3,720)	(3,719)
Cash dividends to noncontrolling interests	(52)	(45)
Changes in noncontrolling interests	53	94
Common stock acquired	(1)	(305)
Net cash used in financing activities	(7,785)	8,785
Effects of exchange rate changes on cash	27	(369)
Increase/(decrease) in cash and cash equivalents	(849)	8,323
Cash and cash equivalents at beginning of period	4,364	3,089
Cash and cash equivalents at end of period	3,515	11,412

Supplemental Disclosures
Income taxes paid	855	1,372
Cash interest paid
Included in cash flows from operating activities	405	313
Capitalized, included in cash flows from investing activities	151	155
Total cash interest paid	556	468

(1)Includes commercial paper with a maturity greater than three months.

 The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)
	ExxonMobil Share of Equity
	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2019	15,637	421,341	(19,493)	(225,835)	191,650	7,288	198,938
Amortization of stock-based awards	181	—	—	—	181	—	181
Other	(182)	—	—	—	(182)	157	(25)
Net income (loss) for the period	—	(610)	—	—	(610)	(160)	(770)
Dividends - common shares	—	(3,719)	—	—	(3,719)	(45)	(3,764)
Cumulative effect of accounting change	—	(93)	—	—	(93)	(1)	(94)
Other comprehensive income (loss)	—	—	(4,846)	—	(4,846)	(512)	(5,358)
Acquisitions, at cost	—	—	—	(305)	(305)	(63)	(368)
Dispositions	—	—	—	3	3	—	3
Balance as of March 31, 2020	15,636	416,919	(24,339)	(226,137)	182,079	6,664	188,743

Balance as of December 31, 2020	15,688	383,943	(16,705)	(225,776)	157,150	6,980	164,130
Amortization of stock-based awards	202	—	—	—	202	—	202
Other	(6)	—	—	—	(6)	53	47
Net income (loss) for the period	—	2,730	—	—	2,730	66	2,796
Dividends - common shares	—	(3,720)	—	—	(3,720)	(52)	(3,772)
Other comprehensive income (loss)	—	—	615	—	615	80	695
Acquisitions, at cost	—	—	—	(1)	(1)	—	(1)
Dispositions	—	—	—	4	4	—	4
Balance as of March 31, 2021	15,884	382,953	(16,090)	(225,773)	156,974	7,127	164,101

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
Common Stock Share Activity	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
	(millions of shares)			(millions of shares)
Balance as of December 31	8,019	(3,786)	4,233	8,019	(3,785)	4,234
Acquisitions	—	—	—	—	(6)	(6)
Dispositions	—	1	1	—	—	—
Balance as of March 31	8,019	(3,785)	4,234	8,019	(3,791)	4,228

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Preparation
These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Corporation's 2020 Annual Report on Form 10-K. In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. Prior data has been reclassified in certain cases to conform to the current presentation basis.

The Corporation's exploration and production activities are accounted for under the "successful efforts" method.

2. Miscellaneous Financial Information
Crude oil, products and merchandise inventories are carried at the lower of current market value or cost, generally determined under the last-in first-out method (LIFO). The Corporation's results for the first quarter of 2020 included a before-tax charge of $2,777 million, included in "Crude oil and product purchases" on the Statement of Income, from writing down the book value of inventories to their market value at the end of the period. This adjustment, together with a market adjustment to inventory for equity companies included in "Income from equity affiliates," resulted in a $2,096 million after-tax charge to earnings (excluding noncontrolling interests) in the first quarter of 2020. These charges were adjusted throughout 2020 to reflect the current market price of the inventory at the end of each reporting period.
In the first quarter of 2020, mainly as a result of declines in prices for crude oil, natural gas and petroleum products and a significant decline in the Corporation's market capitalization at the end of the first quarter, before-tax goodwill impairment charges of $611 million and other impairment charges of $299 million were recognized. The charges related to goodwill impairment were included in “Depreciation and depletion” on the Statement of Income while the charges related to other impairments were largely included in “Income from equity affiliates.”

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
Other Contingencies. The Corporation and certain of its consolidated subsidiaries were contingently liable at March 31, 2021, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	As of March 31, 2021
	Equity Company Obligations (1)	Other Third-Party Obligations	Total
	(millions of dollars)
Guarantees
Debt-related	1,014	126	1,140
Other	837	4,912	5,749
Total	1,851	5,038	6,889
(1)ExxonMobil share
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

4. Other Comprehensive Income Information

ExxonMobil Share of Accumulated Other Comprehensive Income	Cumulative Foreign Exchange Translation Adjustment	Postretirement Benefits Reserves Adjustment	Total
	(millions of dollars)

Balance as of December 31, 2019	(12,446)	(7,047)	(19,493)
Current period change excluding amounts reclassified from accumulated other comprehensive income	(5,113)	72	(5,041)
Amounts reclassified from accumulated other comprehensive income	—	195	195
Total change in accumulated other comprehensive income	(5,113)	267	(4,846)
Balance as of March 31, 2020	(17,559)	(6,780)	(24,339)

Balance as of December 31, 2020	(10,614)	(6,091)	(16,705)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	88	158	246
Amounts reclassified from accumulated other comprehensive income	—	369	369
Total change in accumulated other comprehensive income	88	527	615
Balance as of March 31, 2021	(10,526)	(5,564)	(16,090)
(1)Cumulative Foreign Exchange Translation Adjustment includes net investment hedge gain/(loss) of $191 million, net of taxes.

	Three Months Ended March 31,
Amounts Reclassified Out of Accumulated Other Comprehensive Income - Before-tax Income/(Expense)	2021	2020
	(millions of dollars)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs
(Statement of Income line: Non-service pension and postretirement benefit expense)	(484)	(262)

	Three Months Ended March 31,
Income Tax (Expense)/Credit For Components of Other Comprehensive Income	2021	2020
	(millions of dollars)
Foreign exchange translation adjustment	(53)	7
Postretirement benefits reserves adjustment (excluding amortization)	(58)	(62)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	(106)	(58)
Total	(217)	(113)

5. Earnings Per Share

	Three Months Ended March 31,
	2021	2020
Earnings per common share
Net income (loss) attributable to ExxonMobil (millions of dollars)	2,730	(610)
Weighted average number of common shares outstanding (millions of shares)	4,272	4,270
Earnings (Loss) per common share (dollars) (1)	0.64	(0.14)
Dividends paid per common share (dollars)	0.87	0.87
(1)The calculation of earnings (loss) per common share and earnings (loss) per common share – assuming dilution are the same in each period shown.

6. Pension and Other Postretirement Benefits

	Three Months Ended March 31,
	2021	2020
	(millions of dollars)
Components of net benefit cost
Pension Benefits - U.S.
Service cost	225	235
Interest cost	139	177
Expected return on plan assets	(180)	(175)
Amortization of actuarial loss/(gain) and prior service cost	55	79
Net pension enhancement and curtailment/settlement cost	298	52
Net benefit cost	537	368

Pension Benefits - Non-U.S.
Service cost	195	175
Interest cost	130	161
Expected return on plan assets	(258)	(222)
Amortization of actuarial loss/(gain) and prior service cost	123	119
Net pension enhancement and curtailment/settlement cost	12	—
Net benefit cost	202	233

Other Postretirement Benefits
Service cost	49	45
Interest cost	56	70
Expected return on plan assets	(5)	(4)
Amortization of actuarial loss/(gain) and prior service cost	8	12
Net benefit cost	108	123

7. Financial Instruments and Derivatives

Financial Instruments. The estimated fair value of financial instruments at March 31, 2021, and December 31, 2020, and the related hierarchy level for the fair value measurement is as follows:

		At March 31, 2021
		(millions of dollars)
		Fair Value
		Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
	Derivative assets (1)	1,338	264	—	1,602	(1,332)	(62)	—	208
	Advances to/receivables
	from equity companies (2)(6)	—	3,115	6,083	9,198	—	—	(233)	8,965
	Other long-term
	financial assets (3)	1,157	—	1,046	2,203	—	—	120	2,323
Liabilities
	Derivative liabilities (4)	1,389	329	—	1,718	(1,332)	(113)	—	273
	Long-term debt (5)	45,594	111	4	45,709	—	—	(2,236)	43,473
	Long-term obligations
	to equity companies (6)	—	—	3,567	3,567	—	—	(288)	3,279
	Other long-term
	financial liabilities (7)	—	—	979	979	—	—	55	1,034

		At December 31, 2020
		(millions of dollars)
		Fair Value
		Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
	Derivative assets (1)	1,247	194	—	1,441	(1,282)	(6)	—	153
	Advances to/receivables
	from equity companies (2)(6)	—	3,275	5,904	9,179	—	—	(367)	8,812
	Other long-term
	financial assets (3)	1,235	—	944	2,179	—	—	125	2,304
Liabilities
	Derivative liabilities (4)	1,443	254	—	1,697	(1,282)	(202)	—	213
	Long-term debt (5)	50,263	125	4	50,392	—	—	(4,890)	45,502
	Long-term obligations
	to equity companies (6)	—	—	3,530	3,530	—	—	(277)	3,253
	Other long-term
	financial liabilities (7)	—	—	964	964	—	—	44	1,008
(1)Included in the Balance Sheet lines: Notes and accounts receivable - net and Other assets, including intangibles - net
(2)Included in the Balance Sheet line: Investments, advances and long-term receivables
(3)Included in the Balance Sheet lines: Investments, advances and long-term receivables and Other assets, including intangibles - net
(4)Included in the Balance Sheet lines: Accounts payable and accrued liabilities and Other long-term obligations
(5)Excluding finance lease obligations
(6)Advances to/receivables from equity companies and long-term obligations to equity companies are mainly designated as hierarchy level 3 inputs. The fair value is calculated by discounting the remaining obligations by a rate consistent with the credit quality and industry of the company.
(7)Included in the Balance Sheet line: Other long-term obligations. Includes contingent consideration related to a prior year acquisition where fair value is based on expected drilling activities and discount rates.
At March 31, 2021, and December 31, 2020, respectively, the Corporation had $447 million and $504 million of collateral under master netting arrangements not offset against the derivatives on the Consolidated Balance Sheet, primarily related to initial margin requirements.

The Corporation may use non-derivative financial instruments, such as its foreign currency-denominated debt, as hedges of its net investments in certain foreign subsidiaries. Under this method, the change in the carrying value of the financial instruments due to foreign exchange fluctuations is reported in accumulated other comprehensive income. As of March 31, 2021, the Corporation has designated $5.3 billion of its Euro-denominated long-term debt and related accrued interest as a net investment hedge of its European business. The net investment hedge is deemed to be perfectly effective.

Derivative Instruments. The Corporation’s size, strong capital structure, geographic diversity and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and for trading purposes. Commodity contracts held for trading purposes are presented in the Consolidated Statement of Income on a net basis in the line “Sales and other operating revenue.” The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of March 31, 2021, and December 31, 2020, or results of operations for the periods ended March 31, 2021, and 2020.

Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity.

The net notional long/(short) position of derivative instruments at March 31, 2021, and December 31, 2020, was as follows:

	March 31,	December 31,
	2021	2020
	(millions)
Crude oil (barrels)	71	40
Petroleum products (barrels)	(53)	(46)
Natural Gas (MMBTUs)	(532)	(500)

Realized and unrealized gains/(losses) on derivative instruments that were recognized in the Consolidated Statement of Income are included in the following lines on a before-tax basis:

	Three Months Ended March 31,
	2021	2020
	(millions of dollars)
Sales and other operating revenue	(512)	1,236
Crude oil and product purchases	1	(352)
Total	(511)	884

8. Disclosures about Segments and Related Information

	Three Months Ended March 31,
	2021	2020
Earnings (Loss) After Income Tax	(millions of dollars)
Upstream
United States	363	(704)
Non-U.S.	2,191	1,240
Downstream
United States	(113)	(101)
Non-U.S.	(277)	(510)
Chemical
United States	715	288
Non-U.S.	700	(144)
Corporate and financing	(849)	(679)
Corporate total	2,730	(610)

Sales and Other Operating Revenue
Upstream
United States	1,885	1,777
Non-U.S.	3,094	2,567
Downstream
United States	16,078	15,384
Non-U.S.	28,613	29,304
Chemical
United States	3,091	2,296
Non-U.S.	4,887	3,800
Corporate and financing	(96)	6
Corporate total	57,552	55,134

Intersegment Revenue
Upstream
United States	3,323	2,273
Non-U.S.	6,817	6,387
Downstream
United States	3,953	3,952
Non-U.S.	5,381	5,124
Chemical
United States	1,950	1,766
Non-U.S.	1,231	1,263
Corporate and financing	57	55

Geographic
	Three Months Ended March 31,
Sales and Other Operating Revenue	2021	2020
	(millions of dollars)
United States	21,054	19,457
Non-U.S.	36,498	35,677
Total	57,552	55,134

Significant Non-U.S. revenue sources include: (1)
Canada	4,258	3,823
Singapore	3,435	2,616
United Kingdom	2,943	3,691
France	2,782	2,589
Belgium	1,989	1,889
Italy	1,865	1,958
Australia	1,729	1,654
(1)Revenue is determined by primary country of operations. Excludes certain sales and other operating revenues in Non-U.S. operations where attribution to a specific country is not practicable.

9. Sale of United Kingdom Assets
ExxonMobil signed an agreement with HitecVision, through its wholly-owned portfolio company NEO Energy, for the sale of most of its non-operated upstream assets in the United Kingdom central and northern North Sea for more than $1 billion. The transaction is expected to close near mid-year 2021, subject to standard conditions precedent, including regulatory and third-party approvals. The agreed sales price is subject to interim period adjustments from the effective date of January 1, 2021, to the closing date, and has an additional upside potential of approximately $0.3 billion in contingent payments, based on production level and commodity prices. Estimated total cash flow from the divestment will range from $0.7 billion to $1.2 billion, of which $0.7 billion to $0.8 billion is expected in 2021 and the remainder in future years. The Corporation expects to recognize a gain at closing. Estimated gain and net cash flow could change due to market factors and timing of close.

10. Restructuring Activities
During 2020, ExxonMobil conducted an extensive global review of staffing levels and subsequently commenced targeted workforce reductions within a number of countries to improve efficiency and reduce costs. The programs, which are expected to be substantially completed by the end of 2021, include both voluntary and involuntary employee separations and reductions in contractors.
During the first quarter of 2021, the Corporation recorded before-tax charges of $39 million, consisting primarily of employee separation costs, from workforce reductions in Singapore and Europe associated with the global review of staffing levels. These costs are captured in “Selling, general and administrative expenses” on the Statement of Income.
For the full year, the Corporation estimates charges of up to $200 million related to planned workforce reduction programs associated with the global review of staffing levels. This does not include charges related to employee reductions associated with any portfolio changes or other projects.
The following table summarizes the reserves and charges related to the workforce reduction programs associated with the global review of staffing levels, which are recorded in “Accounts payable and accrued liabilities.”

2021
(millions of dollars)
Balance at January 1	403
Additions/adjustments	39
Payments made	(130)
Balance at March 31	312

EXXON MOBIL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In early 2020, the balance of supply and demand for petroleum and petrochemical products experienced two significant disruptive effects. On the demand side, the COVID-19 pandemic spread rapidly through most areas of the world resulting in substantial reductions in consumer and business activity and significantly reduced demand for crude oil, natural gas, and petroleum products. This reduction in demand coincided with announcements of increased production in certain key oil-producing countries which led to increases in inventory levels and sharp declines in prices for crude oil, natural gas, and petroleum products.

While demand for petroleum and petrochemical products has rebounded, the lingering effects of the weak 2020 business environment continued to have a negative impact on financial results in 2021 when compared to periods prior to the pandemic. Signs of improvement are emerging with stronger prices and margins across all businesses when compared to the fourth quarter 2020. However, Downstream margins remain lower when compared to historical levels over the last decade.

FUNCTIONAL EARNINGS SUMMARY

	First Three Months
Earnings (Loss) (U.S. GAAP)	2021	2020
	(millions of dollars)
Upstream
United States	363	(704)
Non-U.S.	2,191	1,240
Downstream
United States	(113)	(101)
Non-U.S.	(277)	(510)
Chemical
United States	715	288
Non-U.S.	700	(144)
Corporate and financing	(849)	(679)
Net income (loss) attributable to ExxonMobil (U.S. GAAP)	2,730	(610)

Earnings (Loss) per common share (dollars)	0.64	(0.14)

Earnings (Loss) per common share - assuming dilution (dollars)	0.64	(0.14)

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

REVIEW OF FIRST QUARTER 2021 RESULTS
ExxonMobil’s first quarter 2021 earnings were $2.7 billion, or $0.64 per diluted share, compared with a loss of $0.6 billion a year earlier. The increase in earnings was primarily the result of the absence of prior year unfavorable non-operational impacts, including an inventory write-down and impairments; higher Upstream realizations and Chemical margins; and lower expenses. These impacts were partly offset by lower Downstream margins, winter storm impacts, unfavorable foreign exchange impacts, and lower Upstream volumes.

Oil-equivalent production was 3.8 million barrels per day, down 6 percent from the prior year. Excluding entitlement effects, divestments, and government mandates, oil-equivalent production was down 2 percent from the prior year.

The Corporation distributed $3.7 billion in dividends to shareholders.

	First Three Months
	2021	2020
	(millions of dollars)
Upstream results
United States	363	(704)
Non-U.S.	2,191	1,240
Total	2,554	536

Upstream earnings were $2,554 million in the first quarter of 2021, compared with earnings of $536 million in the first quarter of 2020.
•Realizations increased earnings by $1,310 million, driven by higher liquids realizations of $1,390 million.
•Volume and mix effects reduced earnings by $370 million due to lower liquids sales volumes of $390 million partly offset by gas volume mix and timing of $20 million.
•All other items increased earnings by $1,080 million, as the absence of prior year unfavorable non-operational impacts associated with impairments of $360 million and an inventory write down of $260 million, and lower expenses of $700 million were partly offset by unfavorable foreign exchange impacts of $220 million.
•The unfavorable impact of the winter storm on Upstream earnings, included in the factors above, was $240 million.
•U.S. Upstream earnings were $363 million, up $1,067 million from the prior year quarter.
•Non-U.S. Upstream earnings were $2,191 million, up $951 million from the prior year quarter.
•On an oil-equivalent basis, production decreased 6 percent from the first quarter of 2020.
•Liquids production totaled 2.3 million barrels per day, down 222,000 barrels per day, reflecting the impacts of government mandates, lower entitlements, and the winter storm.
•Natural gas production was 9.2 billion cubic feet per day, down 223 million cubic feet per day, reflecting the impacts of decline, higher downtime, the winter storm, and the Groningen production limit, partly offset by higher demand and project growth.

First Quarter
Upstream additional information	(thousands of barrels daily)
Volumes reconciliation (Oil-equivalent production) (1)
2020	4,046
Entitlements - Net Interest	(3)
Entitlements - Price / Spend / Other	(51)
Government Mandates	(124)
Divestments	(15)
Growth / Other	(66)
2021	3,787

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

	First Three Months
	2021	2020
	(millions of dollars)
Downstream results
United States	(113)	(101)
Non-U.S.	(277)	(510)
Total	(390)	(611)

Downstream results were a loss of $390 million in the first quarter of 2021, a $221 million improvement from the first quarter of 2020.
•Margins decreased earnings by $1,880 million, including the net unfavorable mark to market impact on unsettled derivatives and weaker industry refining conditions.
•Volume and mix effects decreased earnings by $80 million.
•All other items increased earnings by $2,180 million, as the absence of prior year unfavorable non-operational impacts associated with an inventory write-down of $1,600 million and impairments of $340 million, and lower expenses of $410 million, were partly offset by unfavorable foreign exchange impacts of $100 million and other unfavorable earnings impacts of $70 million.
•The unfavorable impact of the winter storm on Downstream earnings, included in the factors above, was $130 million.
•U.S. Downstream results were a loss of $113 million, compared with a loss of $101 million in the prior year quarter.
•Non-U.S. Downstream results were a loss of $277 million, a $233 million improvement from the prior year quarter.
•Petroleum product sales of 4.9 million barrels per day were 406,000 barrels per day lower than the prior year quarter.

	First Three Months
	2021	2020
	(millions of dollars)
Chemical results
United States	715	288
Non-U.S.	700	(144)
Total	1,415	144

Chemical earnings were $1,415 million in the first quarter of 2021, up $1,271 million from the first quarter of 2020.
•Higher margins increased earnings by $620 million.
•Volume and mix effects increased earnings by $30 million.
•All other items increased earnings by $620 million, mainly due to the absence of prior year unfavorable non-operational impacts associated with an inventory write-down of $230 million and impairments of $90 million, lower expenses of $240 million, and favorable foreign exchange impacts of $60 million.
•The unfavorable impact of the winter storm on Chemical earnings, included in the factors above, was $230 million.
•U.S. Chemical earnings were $715 million, up $427 million from the prior year quarter.
•Non-U.S. Chemical earnings were $700 million, up $844 million from the prior year quarter.
•First quarter prime product sales of 6.4 million metric tons were 209,000 metric tons higher than the prior year quarter.

	First Three Months
	2021	2020
	(millions of dollars)
Corporate and financing results	(849)	(679)

Corporate and financing expenses were $849 million for the first quarter of 2021, up $170 million from the first quarter of 2020, reflecting higher retirement-related expenses.

LIQUIDITY AND CAPITAL RESOURCES

	First Three Months
	2021	2020
	(millions of dollars)
Net cash provided by/(used in)
Operating activities	9,264	6,274
Investing activities	(2,355)	(6,367)
Financing activities	(7,785)	8,785
Effect of exchange rate changes	27	(369)
Increase/(decrease) in cash and cash equivalents	(849)	8,323

Cash and cash equivalents (at end of period)	3,515	11,412

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	9,264	6,274
Proceeds associated with sales of subsidiaries, property, plant & equipment, and sales and returns of investments	307	86
Cash flow from operations and asset sales	9,571	6,360
Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.
Cash flow from operations and asset sales in the first quarter of 2021 was $9.6 billion, an increase of $3.2 billion from the comparable 2020 period primarily reflecting higher earnings.
Cash provided by operating activities totaled $9.3 billion for the first three months of 2021, $3.0 billion higher than 2020. Net income including noncontrolling interests was $2.8 billion, an increase of $3.6 billion from the prior year period. The adjustments for the noncash provision of $5.0 billion for depreciation and depletion was down $0.8 billion from 2020. Changes in operational working capital were a contribution of $2.0 billion, compared to a reduction of $0.9 billion in the prior year period. All other items net decreased cash flows by $0.5 billion in 2021 versus a reduction of $0.1 billion in 2020. See the Condensed Consolidated Statement of Cash Flows for additional details.

Investing activities for the first three months of 2021 used net cash of $2.4 billion, a decrease of $4.0 billion compared to the prior year. Spending for additions to property, plant and equipment of $2.4 billion was $3.5 billion lower than 2020. Proceeds from asset sales of $0.3 billion were $0.2 billion higher than the prior year. Net investments and advances decreased $0.2 billion to $0.3 billion.
Net cash used by financing activities was $7.8 billion in the first three months of 2021, including $4.1 billion of debt repayments. This compares to net cash provided by financing activities of $8.8 billion in the prior year, due to a long-term debt issuance in the first quarter of 2020.
Total debt at the end of the first quarter of 2021 was $63.3 billion compared to $67.6 billion at year-end 2020. The Corporation's debt to total capital ratio was 27.8 percent at the end of the first quarter of 2021 compared to 29.2 percent at year-end 2020.
The Corporation has access to significant capacity of long-term and short-term liquidity. Commercial paper continues to provide short-term liquidity, and is reflected in "Notes and loans payable" on the Consolidated Balance Sheet. Cash and cash equivalents was $3.5 billion at the end of the first quarter of 2021. The Corporation had undrawn short-term committed lines of credit of $11.2 billion as of first quarter 2021.
The Corporation distributed a total of $3.7 billion to shareholders in the first three months of 2021 through dividends.

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
The termination of certain transportation service agreements in the first quarter reduced commitments previously reported at year-end in Form 10-K under “Take-or-pay and unconditional purchase obligations” by approximately $2.3 billion. The majority of those commitments related to the years 2026 and beyond.
Litigation and other contingencies are discussed in Note 3 to the unaudited condensed consolidated financial statements.

TAXES

	First Three Months
	2021	2020
	(millions of dollars)
Income taxes	796	512
Effective income tax rate	33%	481%
Total other taxes and duties (1)	7,283	7,497
Total	8,079	8,009

(1)Includes “Other taxes and duties” plus taxes that are included in “Production and manufacturing expenses” and “Selling, general and administrative expenses.”

Total taxes were $8.1 billion for the first quarter of 2021, an increase of $0.1 billion from 2020. Income tax expense was $0.8 billion compared to $0.5 billion in the prior year reflecting higher commodity prices. The effective income tax rate of 33 percent compared to 481 percent in the prior year period primarily due to a change in mix of results in jurisdictions with varying tax rates and the absence of prior year inventory valuation and impairment impacts. Total other taxes and duties decreased by $0.2 billion to $7.3 billion.

In the United States, the Corporation has various ongoing U.S. federal income tax positions at issue with the Internal Revenue Service (IRS) for tax years beginning in 2006. The Corporation filed a refund suit for tax years 2006-2009 in U.S. federal district court (District Court) with respect to the positions at issue for those years. On February 24, 2020, the Corporation received an adverse ruling on this suit. The IRS has asserted penalties associated with several of those positions. The Corporation has not recognized the penalties as an expense because the Corporation does not expect the penalties to be sustained under applicable law. On January 13, 2021, the District Court ruled that no penalties apply to the Corporation's positions in this suit. The Corporation filed a notice of appeal regarding the substantive issues to the Fifth Circuit Court of Appeals on April 9, 2021. The government filed a notice of appeal regarding the penalty issue to the same court on April 19, 2021. Unfavorable resolution of all positions at issue with the IRS would not have a material adverse effect on the Corporation’s operations or financial condition.

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
In the first quarter of 2021, the Corporation recorded before-tax charges of $39 million ($31 million after tax), consisting primarily of employee separation costs, from workforce reduction programs in Singapore and Europe associated with the global review of staffing levels. These costs are captured in “Selling, general and administrative expenses” on the Statement of Income. Before-tax cash outflows in first quarter of 2021 associated with these activities were $130 million.
The Corporation estimates total charges of up to $200 million in 2021 related to planned workforce reduction programs with cash outflows ranging between $400 million and $600 million. This does not include charges related to employee reductions associated with any portfolio changes or other projects. Before-tax workforce reduction savings, including employees and contractors, are estimated to range between $1 billion and $2 billion per year after program completion when compared to 2019 levels.

CAPITAL AND EXPLORATION EXPENDITURES

	First Three Months
	2021	2020
	(millions of dollars)
Upstream (including exploration expenses)	2,357	5,126
Downstream	470	1,234
Chemical	306	782
Other	—	1
Total	3,133	7,143

Capital and exploration expenditures in the first quarter of 2021 were $3.1 billion, down 56 percent from the first quarter of 2020. The Corporation expects 2021 capital spending to be in the range of $16 billion to $19 billion. Actual spending could vary depending on the progress of individual projects and property acquisitions. If market conditions continue above the Corporation's planning basis, additional cash will not be used to increase capital investment above this range, but will instead be used to accelerate deleveraging.

FORWARD-LOOKING STATEMENTS

Statements related to outlooks, projections, goals, targets, descriptions of strategic plans and objectives, and other statements of future events or conditions are forward-looking statements. Actual future results, including financial and operating performance; planned capital and cash operating expense reductions and ability to meet or exceed announced reduction objectives; plans to reduce future emissions intensity and the expected resulting absolute emission reductions; progressing carbon capture projects and results; total capital expenditures and mix; cash flow, dividend and shareholder returns; business and project plans, timing, costs and capacities; resource recoveries and production rates; and accounting and financial reporting effects resulting from market developments and ExxonMobil’s responsive actions, could differ materially due to a number of factors. These include the continuity of our board of directors and their strategic oversight; global or regional changes in the supply and demand for oil, natural gas, petrochemicals, and feedstocks and other market conditions that impact prices and differentials; the impact of company actions to protect the health and safety of employees, vendors, customers, and communities; actions of competitors and commercial counterparties; the ability to access short- and long-term debt markets on a timely and affordable basis; the severity, length and ultimate impact of COVID-19 and government responses on people and economies; reservoir performance; the outcome of exploration projects and timely completion of development and construction projects; changes in law, taxes, or regulation including environmental regulations, and timely granting of governmental permits; government policies and support for low carbon technologies like carbon capture; war, trade agreements and patterns, shipping blockades or harassment, and other political or security disturbances; opportunities for and regulatory approval of potential investments or divestments; the actions of competitors; the capture of efficiencies within and between business lines and the ability to maintain near-term cost reductions as ongoing efficiencies while maintaining future competitive positioning; unforeseen technical or operating difficulties; the development and competitiveness of alternative energy and emission reduction technologies; the results of research programs; the ability to bring new technologies to commercial scale on a cost-competitive basis; general economic conditions including the occurrence and duration of economic recessions; and other factors discussed under Item 1A. Risk Factors of ExxonMobil’s 2020 Form 10-K. We assume no duty to update these statements as of any future date.

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2021, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2020.

Item 4. Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of March 31, 2021. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
ExxonMobil has elected to use a $1 million threshold for disclosing environmental proceedings.

On April 13, 2021, the United States filed a proposed Fourth Consent Decree Amendment (the “Proposed Amendment”) with the United States District Court for the Northern District of Illinois. The Proposed Amendment reflects an agreed settlement with the United States Environmental Protection Agency (“EPA”) and the State of Illinois to resolve alleged violations at ExxonMobil Oil Corporation’s Joliet Refinery in Illinois of (i) certain New Source Performance Standards and other requirements for refineries as further described in a 2013 Notice of Violation/Finding of Violation and (ii) certain requirements in the original Consent Decree entered into with the EPA in December 2005 (in each case, as previously reported on the Corporation’s Form 10-Q for the third quarter of 2013 and, with respect to the original 2005 Consent Decree, for the third quarter of 2005). Under the Proposed Amendment, ExxonMobil Oil Corporation has agreed to pay approximately $1.5 million in penalties, including $1,086,640 to the United States Treasury and $428,823 to the State of Illinois, and to implement various measures to reduce emissions at the Joliet Refinery including completion of approximately $10 million in capital improvements. The Proposed Amendment will also replace, supersede, and terminate the original 2005 Consent Decree as it pertains to ExxonMobil Oil Corporation’s Joliet Refinery. Once the Proposed Amendment is published in the Federal Register, it will be open to public comment for 30 days before the U.S. District Court may approve it.

As reported in the Corporation’s Form 10-Q for the third quarter of 2020, ExxonMobil appealed to the U.S. Court of Appeals for the Fifth Circuit a judgment of the United States District Court for the Southern District of Texas entered on April 26, 2017, in a citizen suit captioned Environment Texas Citizen Lobby, Inc. et al. v. Exxon Mobil Corporation. The U.S. District Court had awarded approximately $20 million in civil penalties, payable to the United States Treasury. In the suit filed in December 2010, Environment Texas Citizen Lobby, Inc. and the Sierra Club, Lone Star Chapter, sought declaratory and injunctive relief, penalties, attorney fees and litigation costs associated with alleged violations of Title V of the Clean Air Act. Plaintiffs alleged that ExxonMobil repeatedly violated, and will continue to violate, its air operating permits, the Texas State Implementation Plan and the Clean Air Act by emitting air pollutants into the atmosphere from the Baytown complex in excess of applicable emission limitations or otherwise without authorization at the Baytown, Texas, refinery, chemical plant and olefins plant. On July 29, 2020, the Fifth Circuit vacated the U.S. District Court’s penalty award and remanded the case back to the District Court for further proceedings. On March 2, 2021, the U.S. District Court awarded $14.25 million in civil penalties, payable to the United States Treasury. ExxonMobil filed its appeal of the judgment in the U.S. Court of Appeals for the Fifth Circuit on April 12, 2021.

Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended March 31, 2021
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2021	—	$—	—
February 2021	—	$—	—
March 2021	—	$—	—
Total	—		—	(See Note 1)

During the first quarter, the Corporation did not purchase any shares of its common stock for the treasury, and did not issue or sell any unregistered equity securities.

Note 1 - In its earnings release dated February 2, 2021, the Corporation stated that it had suspended its first quarter 2021 anti-dilutive share repurchase program due to market uncertainty and intends to resume this program in the future as market conditions improve.

Item 6. Exhibits

See Index to Exhibits of this report.

INDEX TO EXHIBITS

Exhibit	Description

10(iii)(c.1)	ExxonMobil Supplemental Savings Plan.
10(iii)(c.2)	ExxonMobil Supplemental Pension Plan.
10(iii)(c.3)	ExxonMobil Additional Payments Plan.
31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.
31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.
31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.
32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.
101	Interactive Data Files (formatted as Inline XBRL).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

EXXON MOBIL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION
Date: May 5, 2021	By:	/s/ LEN M. FOX
Len M. Fox
Vice President, Controller and
Principal Accounting Officer