Form 10-Q
period 2021-06-30
EXXON MOBIL CORP
filed 2021-08-04
CIK 34088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2021
Common stock, without par value	4,233,562,917

EXXON MOBIL CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues and other income
Sales and other operating revenue	65,943	32,277	123,495	87,411
Income from equity affiliates	1,436	103	2,909	878
Other income	363	225	485	474
Total revenues and other income	67,742	32,605	126,889	88,763
Costs and other deductions
Crude oil and product purchases	37,329	14,069	69,930	46,152
Production and manufacturing expenses	8,471	6,895	16,533	15,192
Selling, general and administrative expenses	2,345	2,409	4,773	4,988
Depreciation and depletion	4,952	4,916	9,956	10,735
Exploration expenses, including dry holes	176	214	340	502
Non-service pension and postretirement benefit expense	162	271	540	540
Interest expense	254	317	512	566
Other taxes and duties	7,746	5,154	14,406	11,986
Total costs and other deductions	61,435	34,245	116,990	90,661
Income (Loss) before income taxes	6,307	(1,640)	9,899	(1,898)
Income taxes	1,526	(471)	2,322	41
Net income (loss) including noncontrolling interests	4,781	(1,169)	7,577	(1,939)
Net income (loss) attributable to noncontrolling interests	91	(89)	157	(249)
Net income (loss) attributable to ExxonMobil	4,690	(1,080)	7,420	(1,690)

Earnings (Loss) per common share (dollars)	1.10	(0.26)	1.74	(0.40)

Earnings (Loss) per common share - assuming dilution (dollars)	1.10	(0.26)	1.74	(0.40)

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) including noncontrolling interests	4,781	(1,169)	7,577	(1,939)
Other comprehensive income (loss) (net of income taxes)
Foreign exchange translation adjustment	423	2,875	572	(2,774)
Postretirement benefits reserves adjustment (excluding amortization)	(47)	(136)	121	(49)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	215	203	593	407
Total other comprehensive income (loss)	591	2,942	1,286	(2,416)
Comprehensive income (loss) including noncontrolling interests	5,372	1,773	8,863	(4,355)
Comprehensive income (loss) attributable to noncontrolling interests	178	131	324	(541)
Comprehensive income (loss) attributable to ExxonMobil	5,194	1,642	8,539	(3,814)

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)
	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	3,465	4,364
Notes and accounts receivable – net	28,540	20,581
Inventories
Crude oil, products and merchandise	14,711	14,169
Materials and supplies	4,564	4,681
Other current assets	1,562	1,098
Total current assets	52,842	44,893
Investments, advances and long-term receivables	44,774	43,515
Property, plant and equipment – net	223,012	227,553
Other assets, including intangibles – net	16,661	16,789
Total assets	337,289	332,750

Liabilities
Current liabilities
Notes and loans payable	15,293	20,458
Accounts payable and accrued liabilities	45,780	35,221
Income taxes payable	1,165	684
Total current liabilities	62,238	56,363
Long-term debt	45,319	47,182
Postretirement benefits reserves	22,082	22,415
Deferred income tax liabilities	18,511	18,165
Long-term obligations to equity companies	3,038	3,253
Other long-term obligations	20,545	21,242
Total liabilities	171,733	168,620

Commitments and contingencies (Note 3)

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	16,006	15,688
Earnings reinvested	383,922	383,943
Accumulated other comprehensive income	(15,586)	(16,705)
Common stock held in treasury
(3,785 million shares at June 30, 2021 and 3,786 million shares at December 31, 2020)	(225,771)	(225,776)
ExxonMobil share of equity	158,571	157,150
Noncontrolling interests	6,985	6,980
Total equity	165,556	164,130
Total liabilities and equity	337,289	332,750

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)
	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss) including noncontrolling interests	7,577	(1,939)
Depreciation and depletion	9,956	10,735
Changes in operational working capital, excluding cash and debt	1,573	(2,247)
All other items – net	(192)	(275)
Net cash provided by operating activities	18,914	6,274

Cash flows from investing activities
Additions to property, plant and equipment	(5,147)	(10,362)
Proceeds from asset sales and returns of investments	557	129
Additional investments and advances	(613)	(1,524)
Other investing activities including collection of advances	132	309
Net cash used in investing activities	(5,071)	(11,448)

Cash flows from financing activities
Additions to long-term debt	—	23,186
Reductions in long-term debt	—	(3)
Additions to short-term debt (1)	9,662	20,491
Reductions in short-term debt (1)	(18,000)	(15,078)
Additions/(reductions) in debt with three months or less maturity	1,320	(5,998)
Contingent consideration payments	(28)	(21)
Cash dividends to ExxonMobil shareholders	(7,441)	(7,434)
Cash dividends to noncontrolling interests	(112)	(93)
Changes in noncontrolling interests	(207)	317
Common stock acquired	(1)	(305)
Net cash used in financing activities	(14,807)	15,062
Effects of exchange rate changes on cash	65	(401)
Increase/(decrease) in cash and cash equivalents	(899)	9,487
Cash and cash equivalents at beginning of period	4,364	3,089
Cash and cash equivalents at end of period	3,465	12,576

Supplemental Disclosures
Income taxes paid	2,079	1,768
Cash interest paid
Included in cash flows from operating activities	466	290
Capitalized, included in cash flows from investing activities	313	335
Total cash interest paid	779	625

(1) Includes commercial paper with a maturity greater than three months.

 The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)
	ExxonMobil Share of Equity
	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity
Balance as of March 31, 2020	15,636	416,919	(24,339)	(226,137)	182,079	6,664	188,743
Amortization of stock-based awards	177	—	—	—	177	—	177
Other	(1)	—	—	—	(1)	223	222
Net income (loss) for the period	—	(1,080)	—	—	(1,080)	(89)	(1,169)
Dividends - common shares	—	(3,715)	—	—	(3,715)	(48)	(3,763)
Other comprehensive income (loss)	—	—	2,722	—	2,722	220	2,942
Dispositions	—	—	—	1	1	—	1
Balance as of June 30, 2020	15,812	412,124	(21,617)	(226,136)	180,183	6,970	187,153

Balance as of March 31, 2021	15,884	382,953	(16,090)	(225,773)	156,974	7,127	164,101
Amortization of stock-based awards	126	—	—	—	126	—	126
Other	(4)	—	—	—	(4)	33	29
Net income (loss) for the period	—	4,690	—	—	4,690	91	4,781
Dividends - common shares	—	(3,721)	—	—	(3,721)	(60)	(3,781)
Other comprehensive income (loss)	—	—	504	—	504	87	591
Acquisitions, at cost	—	—	—	—	—	(293)	(293)
Dispositions	—	—	—	2	2	—	2
Balance as of June 30, 2021	16,006	383,922	(15,586)	(225,771)	158,571	6,985	165,556

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
Common Stock Share Activity	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
	(millions of shares)			(millions of shares)
Balance as of March 31	8,019	(3,785)	4,234	8,019	(3,791)	4,228
Acquisitions	—	—	—	—	—	—
Dispositions	—	—	—	—	—	—
Balance as of June 30	8,019	(3,785)	4,234	8,019	(3,791)	4,228

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)
	ExxonMobil Share of Equity
	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2019	15,637	421,341	(19,493)	(225,835)	191,650	7,288	198,938
Amortization of stock-based awards	358	—	—	—	358	—	358
Other	(183)	—	—	—	(183)	380	197
Net income (loss) for the period	—	(1,690)	—	—	(1,690)	(249)	(1,939)
Dividends - common shares	—	(7,434)	—	—	(7,434)	(93)	(7,527)
Cumulative effect of accounting change	—	(93)	—	—	(93)	(1)	(94)
Other comprehensive income (loss)	—	—	(2,124)	—	(2,124)	(292)	(2,416)
Acquisitions, at cost	—	—	—	(305)	(305)	(63)	(368)
Dispositions	—	—	—	4	4	—	4
Balance as of June 30, 2020	15,812	412,124	(21,617)	(226,136)	180,183	6,970	187,153

Balance as of December 31, 2020	15,688	383,943	(16,705)	(225,776)	157,150	6,980	164,130
Amortization of stock-based awards	328	—	—	—	328	—	328
Other	(10)	—	—	—	(10)	86	76
Net income (loss) for the period	—	7,420	—	—	7,420	157	7,577
Dividends - common shares	—	(7,441)	—	—	(7,441)	(112)	(7,553)
Other comprehensive income (loss)	—	—	1,119	—	1,119	167	1,286
Acquisitions, at cost	—	—	—	(1)	(1)	(293)	(294)
Dispositions	—	—	—	6	6	—	6
Balance as of June 30, 2021	16,006	383,922	(15,586)	(225,771)	158,571	6,985	165,556

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
Common Stock Share Activity	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
	(millions of shares)			(millions of shares)
Balance as of December 31	8,019	(3,786)	4,233	8,019	(3,785)	4,234
Acquisitions	—	—	—	—	(6)	(6)
Dispositions	—	1	1	—	—	—
Balance as of June 30	8,019	(3,785)	4,234	8,019	(3,791)	4,228

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

2. Miscellaneous Financial Information
Crude oil, products and merchandise inventories are carried at the lower of current market value or cost, generally determined under the last-in first-out method (LIFO). The Corporation's results for the second quarter of 2020 included a before-tax credit of $2,624 million, as rising prices reduced the charge against the book value of inventories from $2,777 million in the first quarter 2020 to $153 million for the first half of 2020. This adjustment, which is included in "Crude oil and product purchases", together with a market adjustment to inventory for equity companies included in "Income from equity affiliates", resulted in a $1,922 million after-tax credit to earnings (excluding noncontrolling interests) in the second quarter of 2020.
In the first half of 2020, mainly as a result of declines in prices for crude oil, natural gas and petroleum products and a significant decline in the Corporation's market capitalization at the end of the first quarter, before-tax goodwill impairment charges of $611 million and other impairment charges of $363 million were recognized. The charges related to goodwill impairments were included in “Depreciation and depletion” on the Statement of Income while the charges related to other impairments were largely included in “Income from equity affiliates.”

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
Other Contingencies. The Corporation and certain of its consolidated subsidiaries were contingently liable at June 30, 2021, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	As of June 30, 2021
	Equity Company Obligations (1)	Other Third-Party Obligations	Total
	(millions of dollars)
Guarantees
Debt-related	1,026	131	1,157
Other	865	4,933	5,798
Total	1,891	5,064	6,955
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

4. Other Comprehensive Income Information

ExxonMobil Share of Accumulated Other Comprehensive Income	Cumulative Foreign Exchange Translation Adjustment	Postretirement Benefits Reserves Adjustment	Total
	(millions of dollars)

Balance as of December 31, 2019	(12,446)	(7,047)	(19,493)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	(2,469)	(45)	(2,514)
Amounts reclassified from accumulated other comprehensive income	—	390	390
Total change in accumulated other comprehensive income	(2,469)	345	(2,124)
Balance as of June 30, 2020	(14,915)	(6,702)	(21,617)

Balance as of December 31, 2020	(10,614)	(6,091)	(16,705)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	425	119	544
Amounts reclassified from accumulated other comprehensive income	—	575	575
Total change in accumulated other comprehensive income	425	694	1,119
Balance as of June 30, 2021	(10,189)	(5,397)	(15,586)
(1)Cumulative Foreign Exchange Translation Adjustment includes net investment hedge gain/(loss) net of taxes of $135 million and $5 million in 2021 and 2020, respectively.

Amounts Reclassified Out of Accumulated Other	Three Months Ended June 30,		Six Months Ended June 30,
Comprehensive Income - Before-tax Income/(Expense)	2021	2020	2021	2020
	(millions of dollars)		(millions of dollars)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs
(Statement of Income line: Non-service pension and postretirement benefit expense)	(280)	(260)	(764)	(522)

Income Tax (Expense)/Credit For	Three Months Ended June 30,		Six Months Ended June 30,
Components of Other Comprehensive Income	2021	2020	2021	2020
	(millions of dollars)		(millions of dollars)
Foreign exchange translation adjustment	19	8	(34)	15
Postretirement benefits reserves adjustment (excluding amortization)	25	52	(33)	(10)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	(65)	(57)	(171)	(115)
Total	(21)	3	(238)	(110)

5. Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings per common share
Net income (loss) attributable to ExxonMobil (millions of dollars)	4,690	(1,080)	7,420	(1,690)
Weighted average number of common shares outstanding (millions of shares)	4,276	4,271	4,274	4,270
Earnings (Loss) per common share (dollars) (1)	1.10	(0.26)	1.74	(0.40)
Dividends paid per common share (dollars)	0.87	0.87	1.74	1.74
(1)The calculation of earnings (loss) per common share and earnings (loss) per common share – assuming dilution are the same in each period shown.

6. Pension and Other Postretirement Benefits

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions of dollars)		(millions of dollars)
Components of net benefit cost
Pension Benefits - U.S.
Service cost	208	232	433	467
Interest cost	140	177	279	354
Expected return on plan assets	(181)	(175)	(361)	(350)
Amortization of actuarial loss/(gain) and prior service cost	55	79	110	158
Net pension enhancement and curtailment/settlement cost	95	52	393	104
Net benefit cost	317	365	854	733

Pension Benefits - Non-U.S.
Service cost	198	171	393	346
Interest cost	135	162	265	323
Expected return on plan assets	(263)	(216)	(521)	(438)
Amortization of actuarial loss/(gain) and prior service cost	121	115	244	234
Net pension enhancement and curtailment/settlement cost	—	—	12	—
Net benefit cost	191	232	393	465

Other Postretirement Benefits
Service cost	46	44	95	89
Interest cost	55	68	111	138
Expected return on plan assets	(4)	(5)	(9)	(9)
Amortization of actuarial loss/(gain) and prior service cost	9	14	17	26
Net benefit cost	106	121	214	244

7. Financial Instruments and Derivatives

Financial Instruments. The estimated fair value of financial instruments at June 30, 2021, and December 31, 2020, and the related hierarchy level for the fair value measurement was as follows:

		At June 30, 2021
		(millions of dollars)
		Fair Value
		Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
	Derivative assets (1)	2,156	594	—	2,750	(2,357)	—	—	393
	Advances to/receivables
	from equity companies (2)(6)	—	3,167	5,727	8,894	—	—	(291)	8,603
	Other long-term
	financial assets (3)	1,104	—	1,303	2,407	—	—	190	2,597
Liabilities
	Derivative liabilities (4)	2,806	759	—	3,565	(2,357)	(650)	—	558
	Long-term debt (5)	46,787	100	4	46,891	—	—	(3,376)	43,515
	Long-term obligations
	to equity companies (6)	—	—	3,337	3,337	—	—	(299)	3,038
	Other long-term
	financial liabilities (7)	—	—	972	972	—	—	57	1,029

		At December 31, 2020
		(millions of dollars)
		Fair Value
		Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
	Derivative assets (1)	1,247	194	—	1,441	(1,282)	(6)	—	153
	Advances to/receivables
	from equity companies (2)(6)	—	3,275	5,904	9,179	—	—	(367)	8,812
	Other long-term
	financial assets (3)	1,235	—	944	2,179	—	—	125	2,304
Liabilities
	Derivative liabilities (4)	1,443	254	—	1,697	(1,282)	(202)	—	213
	Long-term debt (5)	50,263	125	4	50,392	—	—	(4,890)	45,502
	Long-term obligations
	to equity companies (6)	—	—	3,530	3,530	—	—	(277)	3,253
	Other long-term
	financial liabilities (7)	—	—	964	964	—	—	44	1,008
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
At June 30, 2021, and December 31, 2020, respectively, the Corporation had $495 million and $504 million of collateral under master netting arrangements not offset against the derivatives on the Consolidated Balance Sheet, primarily related to initial margin requirements.

The Corporation may use non-derivative financial instruments, such as its foreign currency-denominated debt, as hedges of its net investments in certain foreign subsidiaries. Under this method, the change in the carrying value of the financial instruments due to foreign exchange fluctuations is reported in accumulated other comprehensive income. As of June 30, 2021, the Corporation has designated $5.3 billion of its Euro-denominated long-term debt and related accrued interest as a net investment hedge of its European business. The net investment hedge is deemed to be perfectly effective.

The Corporation had undrawn short-term committed lines of credit of $10.7 billion and undrawn long-term committed lines of credit of $0.6 billion as of second quarter 2021.

Derivative Instruments. The Corporation’s size, strong capital structure, geographic diversity and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and for trading purposes. Commodity contracts held for trading purposes are presented in the Consolidated Statement of Income on a net basis in the line “Sales and other operating revenue.” The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of June 30, 2021, and December 31, 2020, or results of operations for the periods ended June 30, 2021, and 2020.

Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity.

The net notional long/(short) position of derivative instruments at June 30, 2021, and December 31, 2020, was as follows:

	June 30,	December 31,
	2021	2020
	(millions)
Crude oil (barrels)	30	40
Petroleum products (barrels)	(69)	(46)
Natural gas (MMBTUs)	(461)	(500)

Realized and unrealized gains/(losses) on derivative instruments that were recognized in the Consolidated Statement of Income are included in the following lines on a before-tax basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(millions of dollars)		(millions of dollars)
Sales and other operating revenue	(1,088)	(251)	(1,600)	985
Crude oil and product purchases	(20)	(178)	(19)	(530)
Total	(1,108)	(429)	(1,619)	455

8. Disclosures about Segments and Related Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings (Loss) After Income Tax	(millions of dollars)		(millions of dollars)
Upstream
United States	663	(1,197)	1,026	(1,901)
Non-U.S.	2,522	(454)	4,713	786
Downstream
United States	(149)	(101)	(262)	(202)
Non-U.S.	(78)	1,077	(355)	567
Chemical
United States	1,282	171	1,997	459
Non-U.S.	1,038	296	1,738	152
Corporate and financing	(588)	(872)	(1,437)	(1,551)
Corporate total	4,690	(1,080)	7,420	(1,690)

Sales and Other Operating Revenue
Upstream
United States	1,726	1,081	3,611	2,858
Non-U.S.	3,792	2,022	6,886	4,589
Downstream
United States	19,040	8,203	35,118	23,587
Non-U.S.	31,899	16,302	60,512	45,606
Chemical
United States	4,007	1,570	7,098	3,866
Non-U.S.	5,474	3,090	10,361	6,890
Corporate and financing	5	9	(91)	15
Corporate total	65,943	32,277	123,495	87,411

Intersegment Revenue
Upstream
United States	3,827	1,378	7,150	3,651
Non-U.S.	7,747	2,852	14,564	9,239
Downstream
United States	5,438	2,056	9,391	6,008
Non-U.S.	5,505	2,752	10,886	7,876
Chemical
United States	2,488	1,220	4,438	2,986
Non-U.S.	1,342	708	2,573	1,971
Corporate and financing	52	56	109	111

Geographic
	Three Months Ended June 30,		Six Months Ended June 30,
Sales and Other Operating Revenue	2021	2020	2021	2020
	(millions of dollars)		(millions of dollars)
United States	24,773	10,854	45,827	30,311
Non-U.S.	41,170	21,423	77,668	57,100
Total	65,943	32,277	123,495	87,411

Significant Non-U.S. revenue sources include: (1)
Canada	5,282	2,148	9,541	5,971
United Kingdom	3,815	1,906	6,758	5,597
Singapore	3,515	1,867	6,950	4,483
France	3,247	1,583	6,029	4,172
Italy	2,466	1,228	4,331	3,186
Belgium	2,192	1,247	4,181	3,136
Australia	2,019	1,372	3,748	3,025
(1)Revenue is determined by primary country of operations. Excludes certain sales and other operating revenues in Non-U.S. operations where attribution to a specific country is not practicable.

9. Divestment Activities
ExxonMobil signed an agreement in the first quarter of 2021 with HitecVision, through its wholly-owned portfolio company NEO Energy, for the sale of most of its non-operated upstream assets in the United Kingdom central and northern North Sea for more than $1 billion. The transaction is expected to close by year-end 2021, subject to standard conditions precedent, including regulatory and third-party approvals. The agreed sales price is subject to interim period adjustments from the effective date of January 1, 2021, to the closing date, and has an additional upside potential of approximately $0.3 billion in contingent payments, based on production levels and commodity prices. Estimated total cash flow from the divestment will range from $0.7 billion to $1.2 billion, of which $0.7 billion to $0.8 billion is expected in 2021 and the remainder in future years.
In the second quarter of 2021, ExxonMobil signed an agreement with Celanese for the sale of its global Santoprene business for $1.15 billion, subject to working capital and other adjustments. The sale includes two thermoplastic elastomers manufacturing sites in Pensacola, Florida and Newport, Wales along with associated assets. The transaction is expected to close in the fourth quarter of 2021, subject to standard conditions precedent including regulatory approvals. Estimated total cash flow from the divestment is approximately $0.9 billion.
The Corporation expects to recognize a gain at closing for each of these transactions. Estimated gain and net cash flow could change due to market factors, working capital adjustments, tax impacts, and closing dates.

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
During the second quarter of 2021, the Corporation recorded before-tax charges of $10 million, consisting primarily of employee separation costs, from workforce reductions in Singapore and Europe associated with the global review of staffing levels. These costs are captured in “Selling, general and administrative expenses” on the Statement of Income.
For the first six months of the year, the recorded before-tax charges associated with the global review of staffing levels were $49 million.
For the full year, the Corporation estimates charges of less than $100 million related to planned workforce reduction programs associated with the global review of staffing levels. This does not include charges related to employee reductions associated with any portfolio changes or other projects.
The following tables summarize the reserves and charges related to the workforce reduction programs associated with the global review of staffing levels, which are recorded in “Accounts payable and accrued liabilities.”

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
	(millions of dollars)	(millions of dollars)
Beginning Balance	312	403
Additions/adjustments	10	49
Payments made	(94)	(224)
Ending Balance	228	228

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
Demand for petroleum and petrochemical products has continued to recover through 2021 with the Corporation's second quarter 2021 financial results benefiting from stronger prices and margins when compared to the first quarter of 2021. The rate and pace of recovery, however, has varied across geographies and business lines, with Downstream margins remaining low compared to historical levels over the last decade. The Corporation continues to closely monitor industry and economic conditions amid the uneven global recovery from the COVID-19 pandemic.

FUNCTIONAL EARNINGS SUMMARY

	Second Quarter		First Six Months
Earnings (Loss) (U.S. GAAP)	2021	2020	2021	2020
	(millions of dollars)		(millions of dollars)
Upstream
United States	663	(1,197)	1,026	(1,901)
Non-U.S.	2,522	(454)	4,713	786
Downstream
United States	(149)	(101)	(262)	(202)
Non-U.S.	(78)	1,077	(355)	567
Chemical
United States	1,282	171	1,997	459
Non-U.S.	1,038	296	1,738	152
Corporate and financing	(588)	(872)	(1,437)	(1,551)
Net income (loss) attributable to ExxonMobil (U.S. GAAP)	4,690	(1,080)	7,420	(1,690)

Earnings (Loss) per common share (dollars)	1.10	(0.26)	1.74	(0.40)

Earnings (Loss) per common share - assuming dilution (dollars)	1.10	(0.26)	1.74	(0.40)

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

REVIEW OF SECOND QUARTER 2021 RESULTS
ExxonMobil’s second quarter 2021 earnings were $4.7 billion, or $1.10 per diluted share, compared with a loss of $1.1 billion a year earlier. The increase in earnings was driven by higher Upstream realizations; higher Chemical and Downstream margins; higher volumes; and lower expenses. These impacts were partly offset by the absence of prior year favorable non-operational inventory adjustments and higher scheduled maintenance activity.

Earnings for the first six months of 2021 were $7.4 billion, or $1.74 per diluted share, compared with a loss of $1.7 billion a year earlier.

Capital and exploration expenditures were $6.9 billion, down $5.5 billion from 2020.

Oil-equivalent production was 3.7 million barrels per day, down 4 percent from the prior year. Excluding entitlement effects, divestments, and government mandates, oil-equivalent production was up 1 percent from the prior year.

The Corporation distributed $7.4 billion in dividends to shareholders.

	Second Quarter		First Six Months
	2021	2020	2021	2020
	(millions of dollars)		(millions of dollars)
Upstream results
United States	663	(1,197)	1,026	(1,901)
Non-U.S.	2,522	(454)	4,713	786
Total	3,185	(1,651)	5,739	(1,115)

Upstream earnings were $3,185 million in the second quarter of 2021, compared with a loss of $1,651 million in the second quarter of 2020.
•Realizations increased earnings by $4,320 million, driven by higher liquids realizations of $4,060 million and higher gas realizations of $260 million.
•Volume and mix effects increased earnings by $40 million due to favorable liquids sales mix of $30 million and higher gas sales volumes of $10 million.
•All other items increased earnings by $470 million, as lower expenses of $280 million and favorable other earnings impacts of $270 million were partly offset by unfavorable foreign exchange impacts of $80 million.
•U.S. Upstream earnings were $663 million, up $1,860 million from the prior year quarter.
•Non-U.S. Upstream earnings were $2,522 million, up $2,976 million from the prior year quarter.
•On an oil-equivalent basis, production decreased 2 percent from the second quarter of 2020.
•Liquids production totaled 2.2 million barrels per day, down 106,000 barrels per day, as higher demand was more than offset by lower entitlements and increased maintenance activity.
•Natural gas production was 8.3 billion cubic feet per day, up 304 million cubic feet per day, reflecting the impacts of higher demand partly offset by increased maintenance activity and divestments.

Upstream earnings were $5,739 million in the first six months of 2021, compared with a loss of $1,115 million in the first six months of 2020.
•Realizations increased earnings by $5,610 million, with higher liquids realizations of $5,450 million and higher gas realizations of $160 million.
•Volume and mix effects reduced earnings by $320 million, reflecting lower liquid sales volumes of $370 million partly offset by higher gas volumes of $50 million.
•All other items increased earnings by $1,560 million, as lower expenses of $990 million and the absence of prior year unfavorable non-operational impacts of $410 million and other favorable earnings impacts of $460 million were partly offset by unfavorable foreign exchange effects of $300 million.
•U.S. Upstream earnings were $1,026 million, compared with a loss of $1,901 million in the prior year.
•Non-U.S. Upstream earnings were $4,713 million, up $3,927 million from the prior year.
•On an oil-equivalent basis, production decreased 4 percent from the first six months of 2020.
•Liquids production totaled 2.2 million barrels per day, down 164,000 barrels per day, with higher demand and project growth more than offset by lower entitlements, government mandates, decline and increased maintenance activity.
•Natural gas production was 8.7 billion cubic feet per day, up 38 million cubic feet per day, as higher demand was largely offset by increased maintenance activity, the Groningen production limit, and divestments.

	Second Quarter	First Six Months
Upstream additional information	(thousands of barrels daily)	(thousands of barrels daily)
Volumes reconciliation (Oil-equivalent production) (1)
2020	3,638	3,842
Entitlements - Net Interest	4	(1)
Entitlements - Price / Spend / Other	(147)	(94)
Government Mandates	(6)	(65)
Divestments	(23)	(20)
Growth / Other	116	22
2021	3,582	3,684

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

	Second Quarter		First Six Months
	2021	2020	2021	2020
	(millions of dollars)		(millions of dollars)
Downstream results
United States	(149)	(101)	(262)	(202)
Non-U.S.	(78)	1,077	(355)	567
Total	(227)	976	(617)	365
Downstream results were a loss of $227 million in the second quarter of 2021, down $1,203 million from the second quarter of 2020.
•Margins increased earnings by $430 million, reflecting stronger industry refining conditions.
•Volume and mix effects increased earnings by $220 million.
•All other items decreased earnings by $1,860 million, reflecting the absence of a prior year favorable inventory adjustment of $1,590 million, unfavorable foreign exchange impacts of $90 million, higher expenses of $60 million, and other unfavorable earnings impacts of $120 million.
•U.S. Downstream results were a loss of $149 million, compared with a loss of $101 million in the prior year quarter.
•Non-U.S. Downstream results were a loss of $78 million, down $1,155 million from the prior year quarter.
•Petroleum product sales of 5.0 million barrels per day were 604,000 barrels per day higher than the prior year quarter.

Downstream results were a loss of $617 million in the first six months of 2021, down $982 million from the first six months of 2020.
•Margins decreased earnings by $1,340 million, driven by lower realized fuels margins.
•Volume and mix effects increased earnings by $30 million.
•All other items increased earnings by $330 million, as lower expenses of $350 million and the absence of prior year unfavorable non-operational impacts of $350 million were partly offset by unfavorable foreign exchange and other earnings impacts of $370 million.
•U.S. Downstream results were a loss of $262 million, compared with a loss of $202 million in the prior year.
•Non-U.S. Downstream results were a loss of $355 million, down $922 million from the prior year.
•Petroleum product sales of 5.0 million barrels per day were 99,000 barrels per day higher than the prior year.

	Second Quarter		First Six Months
	2021	2020	2021	2020
	(millions of dollars)		(millions of dollars)
Chemical results
United States	1,282	171	1,997	459
Non-U.S.	1,038	296	1,738	152
Total	2,320	467	3,735	611

Chemical earnings were $2,320 million in the second quarter of 2021, up $1,853 million from the second quarter of 2020.
•Higher margins increased earnings by $1,680 million.
•Volume and mix effects increased earnings by $210 million.
•All other items decreased earnings by $40 million, mainly due to the absence of prior year favorable non-operational impacts of $120 million, partly offset by favorable foreign exchange impacts of $70 million and other favorable earnings impacts.
•U.S. Chemical earnings were $1,282 million, up $1,111 million from the prior year quarter.
•Non-U.S. Chemical earnings were $1,038 million, up $742 million from the prior year quarter.
•Second quarter prime product sales of 6.5 million metric tons were 568,000 metric tons higher than the prior year quarter.

Chemical earnings were $3,735 million in the first six months of 2021, up $3,124 million from the first six months of 2020.
•Higher margins increased earnings by $2,300 million.
•Volume and mix effects increased earnings by $240 million.
•All other items increased earnings by $580 million, driven by lower expenses of $220 million, the absence of prior year unfavorable non-operational impacts of $210 million, favorable foreign exchange impacts of $120 million and other favorable earnings impacts of $30 million.
•U.S. Chemical earnings were $1,997 million, up $1,538 million from the prior year.
•Non-U.S. Chemical earnings were $1,738 million, up $1,586 million from the prior year.
•First six months prime product sales of 13.0 million metric tons were 777,000 metric tons higher than the prior year.

	Second Quarter		First Six Months
	2021	2020	2021	2020
	(millions of dollars)		(millions of dollars)
Corporate and financing results	(588)	(872)	(1,437)	(1,551)

Corporate and financing expenses were $588 million for the second quarter of 2021, down $284 million from the second quarter of 2020, reflecting lower financing costs and net favorable tax impacts.

Corporate and financing expenses were $1,437 million for the first six months of 2021, down $114 million from 2020, reflecting lower financing costs and net favorable tax impacts, partly offset by higher retirement related expenses.

LIQUIDITY AND CAPITAL RESOURCES

	Second Quarter		First Six Months
	2021	2020	2021	2020
	(millions of dollars)		(millions of dollars)
Net cash provided by/(used in)
Operating activities			18,914	6,274
Investing activities			(5,071)	(11,448)
Financing activities			(14,807)	15,062
Effect of exchange rate changes			65	(401)
Increase/(decrease) in cash and cash equivalents			(899)	9,487

Cash and cash equivalents (at end of period)			3,465	12,576

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	9,650	—	18,914	6,274
Proceeds associated with sales of subsidiaries, property, plant & equipment, and sales and returns of investments	250	43	557	129
Cash flow from operations and asset sales	9,900	43	19,471	6,403
Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.
Cash flow from operations and asset sales in the second quarter of 2021 was $9.9 billion, an increase of $9.9 billion from the comparable 2020 period primarily reflecting higher earnings and more favorable working capital impacts.
Cash provided by operating activities totaled $18.9 billion for the first six months of 2021, $12.6 billion higher than 2020. Net income including noncontrolling interests was $7.6 billion, an increase of $9.5 billion from the prior year period. The adjustments for the noncash provision of $10.0 billion for depreciation and depletion was down $0.8 billion from 2020. Changes in operational working capital were a contribution of $1.6 billion, compared to a reduction of $2.2 billion in the prior year period. All other items net decreased cash flows by $0.2 billion in 2021 versus a reduction of $0.3 billion in 2020. See the Condensed Consolidated Statement of Cash Flows for additional details.

Investing activities for the first six months of 2021 used net cash of $5.1 billion, a decrease of $6.4 billion compared to the prior year. Spending for additions to property, plant and equipment of $5.1 billion was $5.2 billion lower than 2020. Proceeds from asset sales of $0.6 billion were $0.4 billion higher than the prior year. Net investments and advances decreased $0.7 billion to $0.5 billion.
Net cash used by financing activities was $14.8 billion in the first six months of 2021, including $7.0 billion of debt repayments. This compares to net cash provided by financing activities of $15.1 billion in the prior year, due to long-term debt issuances in the first six months of 2020.
Total debt at the end of the second quarter of 2021 was $60.6 billion compared to $67.6 billion at year-end 2020. The Corporation's debt to total capital ratio was 26.8 percent at the end of the second quarter of 2021 compared to 29.2 percent at year-end 2020. The Corporation's capital allocation priorities continue to be investing in advantaged projects, strengthening the balance sheet and paying a reliable dividend.
The Corporation has access to significant capacity of long-term and short-term liquidity. Commercial paper continues to provide short-term liquidity, and is reflected in "Notes and loans payable" on the Consolidated Balance Sheet. Cash and cash equivalents was $3.5 billion at the end of the second quarter of 2021. The Corporation had undrawn short-term committed lines of credit of $10.7 billion and undrawn long-term committed lines of credit of $0.6 billion as of second quarter 2021.
The Corporation distributed a total of $7.4 billion to shareholders in the first six months of 2021 through dividends.

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
Litigation and other contingencies are discussed in Note 3 to the unaudited condensed consolidated financial statements.

TAXES

	Second Quarter		First Six Months
	2021	2020	2021	2020
	(millions of dollars)		(millions of dollars)
Income taxes	1,526	(471)	2,322	41
Effective income tax rate	30%	29%	31%	-33%
Total other taxes and duties (1)	8,441	5,683	15,724	13,180
Total	9,967	5,212	18,046	13,221

(1)Includes “Other taxes and duties” plus taxes that are included in “Production and manufacturing expenses” and “Selling, general and administrative expenses.”

Total taxes were $10.0 billion for the second quarter of 2021, an increase of $4.8 billion from 2020. Income tax expense was $1.5 billion compared to a $0.5 billion income tax credit in the prior year reflecting higher commodity prices. The effective income tax rate of 30 percent compared to 29 percent in the prior year period primarily due to a change in mix of results in jurisdictions with varying tax rates. Total other taxes and duties increased by $2.8 billion to $8.4 billion.

Total taxes were $18.0 billion for the first six months of 2021, an increase of $4.8 billion from 2020. Income tax expense increased by $2.3 billion to $2.3 billion reflecting higher commodity prices. The effective income tax rate of 31 percent compared to -33 percent in the prior year period primarily due to a change in mix of results in jurisdictions with varying tax rates. Total other taxes and duties increased by $2.5 billion to $15.7 billion.

In the United States, the Corporation has various ongoing U.S. federal income tax positions at issue with the Internal Revenue Service (IRS) for tax years beginning in 2006. The Corporation filed a refund suit for tax years 2006-2009 in U.S. federal district court (District Court) with respect to the positions at issue for those years. On February 24, 2020, the Corporation received an adverse ruling on this suit. The IRS has asserted penalties associated with several of those positions. The Corporation has not recognized the penalties as an expense because the Corporation does not expect the penalties to be sustained under applicable law. On January 13, 2021, the District Court ruled that no penalties apply to the Corporation's positions in this suit. The Corporation filed a notice of appeal regarding the substantive issues to the Fifth Circuit Court of Appeals on April 9, 2021. The government filed a notice of appeal regarding the penalty issue to the same court on April 19, 2021. Proceedings in the Fifth Circuit Court of Appeals are continuing. Unfavorable resolution of all positions at issue with the IRS would not have a material adverse effect on the Corporation’s operations or financial condition.

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
In the first half of 2021, the Corporation recorded after-tax charges of $43 million, consisting primarily of employee separation costs, from workforce reduction programs in Singapore and Europe associated with the global review of staffing levels. The cash outflows in the first half of 2021 associated with these activities were $224 million.
The Corporation estimates total charges of less than $100 million in 2021 related to planned workforce reduction programs with cash outflows ranging between $400 million and $500 million. This does not include charges related to employee reductions associated with any portfolio changes or other projects. Before-tax workforce reduction savings, including employees and contractors, are estimated to range between $1 billion and $2 billion per year after program completion when compared to 2019 levels.

CAPITAL AND EXPLORATION EXPENDITURES

	Second Quarter		First Six Months
	2021	2020	2021	2020
	(millions of dollars)		(millions of dollars)
Upstream (including exploration expenses)	2,817	3,577	5,174	8,703
Downstream	455	1,053	925	2,287
Chemical	530	695	836	1,477
Other	1	2	1	3
Total	3,803	5,327	6,936	12,470

Capital and exploration expenditures in the second quarter of 2021 were $3.8 billion, down 29 percent from the second quarter of 2020.

Capital and exploration expenditures in the first six months of 2021 were $6.9 billion, down 44 percent from the first six months of 2020. The Corporation expects 2021 capital spending to be toward the lower end of the guidance range of $16 billion to $19 billion. Actual spending could vary depending on the progress of individual projects and property acquisitions. If market conditions continue above the Corporation's planning basis, additional cash will not be used to increase capital investment above this range, but will instead be used to accelerate deleveraging.

FORWARD-LOOKING STATEMENTS
Statements related to outlooks, projections, goals, targets, descriptions of strategic plans and objectives, and other statements of future events or conditions are forward-looking statements. Actual future results, including financial and operating performance; total capital expenditures and mix; cost and expense reductions; emissions intensity and absolute emission reductions; cash flow, dividends, debt levels, and shareholder returns; business and project plans, timing, costs, capacities, and returns; asset management activities; results from settlement of outstanding derivatives; workforce reductions; the outcome of litigation, tax, and other contingencies; and future accounting and financial reporting effects of the foregoing could differ materially due to a number of factors. These include global or regional changes in the supply and demand for oil, natural gas, petrochemicals, and feedstocks and other market conditions that impact prices and differentials; actions of competitors and commercial counterparties; the ability to access short- and long-term debt markets on a timely and affordable basis; the ultimate impacts of COVID-19, including the extent and nature of further outbreaks and the effects of government responses on people and economies; reservoir performance; the outcome of exploration projects; timely completion of development and other construction projects; changes in law, taxes, or regulation including environmental regulations, trade sanctions, and timely granting of governmental permits; government policies and support and market demand for low carbon technologies like carbon capture; war, and other political or security disturbances; opportunities for potential investments or divestments and satisfaction of applicable conditions to closing, including regulatory approvals; the capture of efficiencies within and between business lines and the ability to maintain near-term cost reductions as ongoing efficiencies while maintaining future competitive positioning; unforeseen technical or operating difficulties and unplanned maintenance; the development and competitiveness of alternative energy and emission reduction technologies; the results of research programs and the ability to bring new technologies to commercial scale on a cost-competitive basis; and other factors discussed in this report and under Item 1A. Risk Factors of ExxonMobil’s 2020 Form 10-K. We assume no duty to update these statements as of any future date.

The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the six months ended June 30, 2021, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2020.

Item 4. Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of June 30, 2021. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
ExxonMobil has elected to use a $1 million threshold for disclosing environmental proceedings.

Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended June 30, 2021
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2021	—	—	—
May 2021	—	—	—
June 2021	—	—	—
Total	—		—	(See Note 1)

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

Item 6. Exhibits

See Index to Exhibits of this report.

INDEX TO EXHIBITS

Exhibit	Description

10(iii)(c.1)	ExxonMobil Supplemental Savings Plan. (incorporated by reference to Exhibit 10(iii)(c.1) to the Registrant's report on Form 10-Q for the quarter ended March 31, 2021).
10(iii)(c.2)	ExxonMobil Supplemental Pension Plan. (incorporated by reference to Exhibit 10(iii)(c.2) to the Registrant's report on Form 10-Q for the quarter ended March 31, 2021).
10(iii)(c.3)	ExxonMobil Additional Payments Plan. (incorporated by reference to Exhibit 10(iii)(c.3) to the Registrant's report on Form 10-Q for the quarter ended March 31, 2021).
31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.
31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial Officer.
31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial Officer.
32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.
101	Interactive Data Files (formatted as Inline XBRL).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

EXXON MOBIL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION
Date: August 4, 2021	By:	/s/ LEN M. FOX
Len M. Fox
Vice President, Controller and
Principal Accounting Officer