Form 10-Q
period 2021-09-30
EXXON MOBIL CORP
filed 2021-11-03
CIK 34088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2021
Common stock, without par value	4,233,566,839

EXXON MOBIL CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues and other income
Sales and other operating revenue	71,892	45,425	195,387	132,836
Income from equity affiliates	1,670	517	4,579	1,395
Other income	224	257	709	731
Total revenues and other income	73,786	46,199	200,675	134,962
Costs and other deductions
Crude oil and product purchases	39,745	23,950	109,675	70,102
Production and manufacturing expenses	8,719	7,103	25,252	22,295
Selling, general and administrative expenses	2,287	2,444	7,060	7,432
Depreciation and depletion	4,990	4,983	14,946	15,718
Exploration expenses, including dry holes	190	188	530	690
Non-service pension and postretirement benefit expense	146	272	686	812
Interest expense	214	279	726	845
Other taxes and duties	7,889	7,352	22,295	19,338
Total costs and other deductions	64,180	46,571	181,170	137,232
Income (loss) before income taxes	9,606	(372)	19,505	(2,270)
Income taxes	2,664	337	4,986	378
Net income (loss) including noncontrolling interests	6,942	(709)	14,519	(2,648)
Net income (loss) attributable to noncontrolling interests	192	(29)	349	(278)
Net income (loss) attributable to ExxonMobil	6,750	(680)	14,170	(2,370)

Earnings (loss) per common share (dollars)	1.57	(0.15)	3.31	(0.55)

Earnings (loss) per common share - assuming dilution (dollars)	1.57	(0.15)	3.31	(0.55)

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) including noncontrolling interests	6,942	(709)	14,519	(2,648)
Other comprehensive income (loss) (net of income taxes)
Foreign exchange translation adjustment	(1,625)	1,469	(1,053)	(1,305)
Adjustment for foreign exchange translation (gain)/loss included in net income	—	14	—	14
Postretirement benefits reserves adjustment (excluding amortization)	184	(140)	305	(189)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	196	206	789	613
Total other comprehensive income (loss)	(1,245)	1,549	41	(867)
Comprehensive income (loss) including noncontrolling interests	5,697	840	14,560	(3,515)
Comprehensive income (loss) attributable to noncontrolling interests	57	92	381	(449)
Comprehensive income (loss) attributable to ExxonMobil	5,640	748	14,179	(3,066)

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)
	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	4,768	4,364
Notes and accounts receivable – net	29,516	20,581
Inventories
Crude oil, products and merchandise	15,087	14,169
Materials and supplies	4,520	4,681
Other current assets	1,664	1,098
Total current assets	55,555	44,893
Investments, advances and long-term receivables	45,641	43,515
Property, plant and equipment – net	218,795	227,553
Other assets, including intangibles – net	16,697	16,789
Total assets	336,688	332,750

Liabilities
Current liabilities
Notes and loans payable	12,966	20,458
Accounts payable and accrued liabilities	47,257	35,221
Income taxes payable	1,633	684
Total current liabilities	61,856	56,363
Long-term debt	43,639	47,182
Postretirement benefits reserves	21,060	22,415
Deferred income tax liabilities	19,008	18,165
Long-term obligations to equity companies	3,060	3,253
Other long-term obligations	20,559	21,242
Total liabilities	169,182	168,620

Commitments and contingencies (Note 3)

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	16,104	15,688
Earnings reinvested	386,952	383,943
Accumulated other comprehensive income	(16,696)	(16,705)
Common stock held in treasury
(3,785 million shares at September 30, 2021 and 3,786 million shares at December 31, 2020)	(225,771)	(225,776)
ExxonMobil share of equity	160,589	157,150
Noncontrolling interests	6,917	6,980
Total equity	167,506	164,130
Total liabilities and equity	336,688	332,750

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)
	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss) including noncontrolling interests	14,519	(2,648)
Depreciation and depletion	14,946	15,718
Changes in operational working capital, excluding cash and debt	2,232	(1,539)
All other items – net	(692)	(868)
Net cash provided by operating activities	31,005	10,663

Cash flows from investing activities
Additions to property, plant and equipment	(7,987)	(13,653)
Proceeds from asset sales and returns of investments	575	229
Additional investments and advances	(1,055)	(3,443)
Other investing activities including collection of advances	342	1,710
Net cash used in investing activities	(8,125)	(15,157)

Cash flows from financing activities
Additions to long-term debt	46	23,186
Reductions in long-term debt	(4)	(4)
Additions to short-term debt (1)	12,197	28,839
Reductions in short-term debt (1)	(24,066)	(24,090)
Additions/(reductions) in debt with three months or less maturity	997	(6,261)
Contingent consideration payments	(28)	(21)
Cash dividends to ExxonMobil shareholders	(11,161)	(11,150)
Cash dividends to noncontrolling interests	(166)	(137)
Changes in noncontrolling interests	(278)	511
Common stock acquired	(1)	(305)
Net cash used in financing activities	(22,464)	10,568
Effects of exchange rate changes on cash	(12)	(331)
Increase/(decrease) in cash and cash equivalents	404	5,743
Cash and cash equivalents at beginning of period	4,364	3,089
Cash and cash equivalents at end of period	4,768	8,832

Supplemental Disclosures
Income taxes paid	3,516	2,341
Cash interest paid
Included in cash flows from operating activities	818	726
Capitalized, included in cash flows from investing activities	478	516
Total cash interest paid	1,296	1,242
Noncash right of use assets recorded in exchange for lease liabilities
Operating leases	804	45
Finance leases	168	29

(1) Includes commercial paper with a maturity greater than three months.

 The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)
	ExxonMobil Share of Equity
	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity
Balance as of June 30, 2020	15,812	412,124	(21,617)	(226,136)	180,183	6,970	187,153
Amortization of stock-based awards	187	—	—	—	187	—	187
Other	(2)	—	—	—	(2)	194	192
Net income (loss) for the period	—	(680)	—	—	(680)	(29)	(709)
Dividends - common shares	—	(3,716)	—	—	(3,716)	(44)	(3,760)
Other comprehensive income (loss)	—	—	1,428	—	1,428	121	1,549
Balance as of September 30, 2020	15,997	407,728	(20,189)	(226,136)	177,400	7,212	184,612

Balance as of June 30, 2021	16,006	383,922	(15,586)	(225,771)	158,571	6,985	165,556
Amortization of stock-based awards	99	—	—	—	99	—	99
Other	(1)	—	—	—	(1)	4	3
Net income (loss) for the period	—	6,750	—	—	6,750	192	6,942
Dividends - common shares	—	(3,720)	—	—	(3,720)	(54)	(3,774)
Other comprehensive income (loss)	—	—	(1,110)	—	(1,110)	(135)	(1,245)
Acquisitions, at cost	—	—	—	—	—	(75)	(75)
Balance as of September 30, 2021	16,104	386,952	(16,696)	(225,771)	160,589	6,917	167,506

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
Common Stock Share Activity	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
	(millions of shares)			(millions of shares)
Balance as of June 30	8,019	(3,785)	4,234	8,019	(3,791)	4,228
Acquisitions	—	—	—	—	—	—
Dispositions	—	—	—	—	—	—
Balance as of September 30	8,019	(3,785)	4,234	8,019	(3,791)	4,228

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)
	ExxonMobil Share of Equity
	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2019	15,637	421,341	(19,493)	(225,835)	191,650	7,288	198,938
Amortization of stock-based awards	545	—	—	—	545	—	545
Other	(185)	—	—	—	(185)	574	389
Net income (loss) for the period	—	(2,370)	—	—	(2,370)	(278)	(2,648)
Dividends - common shares	—	(11,150)	—	—	(11,150)	(137)	(11,287)
Cumulative effect of accounting change	—	(93)	—	—	(93)	(1)	(94)
Other comprehensive income (loss)	—	—	(696)	—	(696)	(171)	(867)
Acquisitions, at cost	—	—	—	(305)	(305)	(63)	(368)
Dispositions	—	—	—	4	4	—	4
Balance as of September 30, 2020	15,997	407,728	(20,189)	(226,136)	177,400	7,212	184,612

Balance as of December 31, 2020	15,688	383,943	(16,705)	(225,776)	157,150	6,980	164,130
Amortization of stock-based awards	427	—	—	—	427	—	427
Other	(11)	—	—	—	(11)	90	79
Net income (loss) for the period	—	14,170	—	—	14,170	349	14,519
Dividends - common shares	—	(11,161)	—	—	(11,161)	(166)	(11,327)
Other comprehensive income (loss)	—	—	9	—	9	32	41
Acquisitions, at cost	—	—	—	(1)	(1)	(368)	(369)
Dispositions	—	—	—	6	6	—	6
Balance as of September 30, 2021	16,104	386,952	(16,696)	(225,771)	160,589	6,917	167,506

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
Common Stock Share Activity	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
	(millions of shares)			(millions of shares)
Balance as of December 31	8,019	(3,786)	4,233	8,019	(3,785)	4,234
Acquisitions	—	—	—	—	(6)	(6)
Dispositions	—	1	1	—	—	—
Balance as of September 30	8,019	(3,785)	4,234	8,019	(3,791)	4,228

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

2. Miscellaneous Financial Information
Crude oil, products and merchandise inventories are carried at the lower of current market value or cost, generally determined under the last-in first-out method (LIFO). The Corporation's results for the third quarter of 2020 included a before-tax credit of $153 million, as rising prices reduced the charge against the book value of inventories. This adjustment, which is included in "Crude oil and product purchases", together with a market adjustment to inventory for equity companies included in "Income from equity affiliates", resulted in a $113 million after-tax credit to earnings (excluding noncontrolling interests) in the third quarter of 2020.
The Corporation recognized impairment charges of $262 million and $1,036 million in the nine months ended, September 30, 2021 and 2020, respectively. The 2021 impairments included $20 million for exploratory well costs that had been suspended more than one year. The 2020 impairments included goodwill impairments of $611 million and other impairments of $425 million, mainly as a result of declines in prices for crude oil, natural gas and petroleum products and a significant decline in the Corporation's market capitalization at the end of the first quarter. Impairment charges generally are included in “Depreciation and depletion” or "Other income".

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
Other Contingencies. The Corporation and certain of its consolidated subsidiaries were contingently liable at September 30, 2021, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	As of September 30, 2021
	Equity Company Obligations (1)	Other Third-Party Obligations	Total
	(millions of dollars)
Guarantees
Debt-related	1,100	137	1,237
Other	1,002	4,795	5,797
Total	2,102	4,932	7,034
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

4. Other Comprehensive Income Information

ExxonMobil Share of Accumulated Other Comprehensive Income	Cumulative Foreign Exchange Translation Adjustment	Postretirement Benefits Reserves Adjustment	Total
	(millions of dollars)

Balance as of December 31, 2019	(12,446)	(7,047)	(19,493)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	(1,125)	(172)	(1,297)
Amounts reclassified from accumulated other comprehensive income	14	587	601
Total change in accumulated other comprehensive income	(1,111)	415	(696)
Balance as of September 30, 2020	(13,557)	(6,632)	(20,189)

Balance as of December 31, 2020	(10,614)	(6,091)	(16,705)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	(1,041)	289	(752)
Amounts reclassified from accumulated other comprehensive income	—	761	761
Total change in accumulated other comprehensive income	(1,041)	1,050	9
Balance as of September 30, 2021	(11,655)	(5,041)	(16,696)
(1)Cumulative Foreign Exchange Translation Adjustment includes net investment hedge gain/(loss) net of taxes of $240 million and $(159) million in 2021 and 2020, respectively.

Amounts Reclassified Out of Accumulated Other Comprehensive Income - Before-tax Income/(Expense)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(millions of dollars)		(millions of dollars)
Foreign exchange translation gain/(loss) included in net income (Statement of Income line: Other income)	—	(14)	—	(14)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs
(Statement of Income line: Non-service pension and postretirement benefit expense)	(256)	(268)	(1,020)	(790)

Income Tax (Expense)/Credit For Components of Other Comprehensive Income	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(millions of dollars)		(millions of dollars)
Foreign exchange translation adjustment	(26)	57	(60)	72
Postretirement benefits reserves adjustment (excluding amortization)	(76)	74	(109)	64
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	(60)	(62)	(231)	(177)
Total	(162)	69	(400)	(41)

5. Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings per common share
Net income (loss) attributable to ExxonMobil (millions of dollars)	6,750	(680)	14,170	(2,370)
Weighted average number of common shares outstanding (millions of shares)	4,276	4,271	4,275	4,270
Earnings (loss) per common share (dollars) (1)	1.57	(0.15)	3.31	(0.55)
Dividends paid per common share (dollars)	0.87	0.87	2.61	2.61
(1)The calculation of earnings (loss) per common share and earnings (loss) per common share – assuming dilution are the same in each period shown.

6. Pension and Other Postretirement Benefits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(millions of dollars)		(millions of dollars)
Components of net benefit cost
Pension Benefits - U.S.
Service cost	228	245	661	712
Interest cost	139	177	418	531
Expected return on plan assets	(181)	(178)	(542)	(528)
Amortization of actuarial loss/(gain) and prior service cost	57	79	167	237
Net pension enhancement and curtailment/settlement cost	75	52	468	156
Net benefit cost	318	375	1,172	1,108

Pension Benefits - Non-U.S.
Service cost	194	178	587	524
Interest cost	131	165	396	488
Expected return on plan assets	(256)	(226)	(777)	(664)
Amortization of actuarial loss/(gain) and prior service cost	118	124	362	358
Net pension enhancement and curtailment/settlement cost	4	—	16	—
Net benefit cost	191	241	584	706

Other Postretirement Benefits
Service cost	44	45	139	134
Interest cost	55	70	166	208
Expected return on plan assets	(5)	(4)	(14)	(13)
Amortization of actuarial loss/(gain) and prior service cost	9	13	26	39
Net benefit cost	103	124	317	368

7. Financial Instruments and Derivatives

Financial Instruments. The estimated fair value of financial instruments at September 30, 2021, and December 31, 2020, and the related hierarchy level for the fair value measurement was as follows:

		At September 30, 2021
		(millions of dollars)
		Fair Value
		Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
	Derivative assets (1)	2,251	986	—	3,237	(2,537)	—	—	700
	Advances to/receivables
	from equity companies (2)(6)	—	3,127	5,825	8,952	—	—	(229)	8,723
	Other long-term
	financial assets (3)	1,118	—	1,336	2,454	—	—	184	2,638
Liabilities
	Derivative liabilities (4)	3,489	1,671	—	5,160	(2,537)	(1,238)	—	1,385
	Long-term debt (5)	44,934	111	4	45,049	—	—	(3,166)	41,883
	Long-term obligations
	to equity companies (6)	—	—	3,334	3,334	—	—	(274)	3,060
	Other long-term
	financial liabilities (7)	—	—	922	922	—	—	60	982

		At December 31, 2020
		(millions of dollars)
		Fair Value
		Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
	Derivative assets (1)	1,247	194	—	1,441	(1,282)	(6)	—	153
	Advances to/receivables
	from equity companies (2)(6)	—	3,275	5,904	9,179	—	—	(367)	8,812
	Other long-term
	financial assets (3)	1,235	—	944	2,179	—	—	125	2,304
Liabilities
	Derivative liabilities (4)	1,443	254	—	1,697	(1,282)	(202)	—	213
	Long-term debt (5)	50,263	125	4	50,392	—	—	(4,890)	45,502
	Long-term obligations
	to equity companies (6)	—	—	3,530	3,530	—	—	(277)	3,253
	Other long-term
	financial liabilities (7)	—	—	964	964	—	—	44	1,008
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
At September 30, 2021, and December 31, 2020, respectively, the Corporation had $511 million and $504 million of collateral under master netting arrangements not offset against the derivatives on the Consolidated Balance Sheet, primarily related to initial margin requirements.

The Corporation may use non-derivative financial instruments, such as its foreign currency-denominated debt, as hedges of its net investments in certain foreign subsidiaries. Under this method, the change in the carrying value of the financial instruments due to foreign exchange fluctuations is reported in accumulated other comprehensive income. As of September 30, 2021, the Corporation has designated $5.2 billion of its Euro-denominated long-term debt and related accrued interest as a net investment hedge of its European business. The net investment hedge is deemed to be perfectly effective.

The Corporation had undrawn short-term committed lines of credit of $10.6 billion and undrawn long-term committed lines of credit of $0.6 billion as of third quarter 2021.

Derivative Instruments. The Corporation’s size, strong capital structure, geographic diversity and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and for trading purposes. Commodity contracts held for trading purposes are presented in the Consolidated Statement of Income on a net basis in the line “Sales and other operating revenue.” The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of September 30, 2021, and December 31, 2020, or results of operations for the periods ended September 30, 2021, and 2020.

Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity.

The net notional long/(short) position of derivative instruments at September 30, 2021, and December 31, 2020, was as follows:

	September 30,	December 31,
	2021	2020
	(millions)
Crude oil (barrels)	37	40
Petroleum products (barrels)	(60)	(46)
Natural gas (MMBTUs)	(371)	(500)

Realized and unrealized gains/(losses) on derivative instruments that were recognized in the Consolidated Statement of Income are included in the following lines on a before-tax basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(millions of dollars)		(millions of dollars)
Sales and other operating revenue	(1,596)	(297)	(3,196)	688
Crude oil and product purchases	(34)	134	(53)	(396)
Total	(1,630)	(163)	(3,249)	292

8. Disclosures about Segments and Related Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings (Loss) After Income Tax	(millions of dollars)		(millions of dollars)
Upstream
United States	869	(681)	1,895	(2,582)
Non-U.S.	3,082	298	7,795	1,084
Downstream
United States	663	(136)	401	(338)
Non-U.S.	592	(95)	237	472
Chemical
United States	1,183	357	3,180	816
Non-U.S.	957	304	2,695	456
Corporate and financing	(596)	(727)	(2,033)	(2,278)
Corporate total	6,750	(680)	14,170	(2,370)

Sales and Other Operating Revenue
Upstream
United States	2,072	1,422	5,683	4,280
Non-U.S.	2,295	2,015	9,181	6,604
Downstream
United States	21,326	12,267	56,444	35,854
Non-U.S.	36,356	23,862	96,868	69,468
Chemical
United States	4,363	2,162	11,461	6,028
Non-U.S.	5,473	3,684	15,834	10,574
Corporate and financing	7	13	(84)	28
Corporate total	71,892	45,425	195,387	132,836

Intersegment Revenue
Upstream
United States	4,374	2,348	11,524	5,999
Non-U.S.	9,371	5,132	23,935	14,371
Downstream
United States	5,548	2,812	14,939	8,820
Non-U.S.	7,176	3,334	18,062	11,210
Chemical
United States	2,466	1,480	6,904	4,466
Non-U.S.	1,635	895	4,208	2,866
Corporate and financing	57	55	166	166

Geographic
	Three Months Ended September 30,		Nine Months Ended September 30,
Sales and Other Operating Revenue	2021	2020	2021	2020
	(millions of dollars)		(millions of dollars)
United States	27,761	15,851	73,588	46,162
Non-U.S.	44,131	29,574	121,799	86,674
Total	71,892	45,425	195,387	132,836

Significant Non-U.S. revenue sources include: (1)
Canada	5,837	3,566	15,378	9,537
Singapore	3,678	2,400	10,628	6,883
France	3,513	2,273	9,541	6,446
United Kingdom	3,379	2,827	10,137	8,424
Italy	2,808	2,055	7,139	5,241
Belgium	2,409	1,504	6,590	4,639
Australia	1,751	1,354	5,499	4,380
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
Following the end of the third quarter, the Corporation executed an agreement to divest certain assets in the U.S. Unconventional portfolio. The book value of the assets subject to disposal is approximately $0.5 billion and closing is expected by year-end 2021, with proceeds in the range of $0.2 billion.

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
During the third quarter of 2021, the Corporation recorded before-tax charges of $4 million, consisting primarily of employee separation costs, from workforce reductions in Europe associated with the global review of staffing levels. These costs are captured in “Selling, general and administrative expenses” on the Statement of Income.
For the first nine months of the year, the recorded before-tax charges associated with the global review of staffing levels were $53 million.
The Corporation does not expect any further significant charges related to the previously disclosed workforce reduction programs. This does not include charges related to employee reductions associated with any portfolio changes or other projects.
The following tables summarize the reserves and charges related to the workforce reduction programs associated with the global review of staffing levels, which are recorded in “Accounts payable and accrued liabilities.”

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
	(millions of dollars)	(millions of dollars)
Beginning Balance	228	403
Additions/adjustments	4	53
Payments made	(97)	(321)
Ending Balance	135	135

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
Demand for petroleum and petrochemical products has continued to recover through 2021 with each of the Corporation's sequential quarterly financial results benefiting from stronger prices and margins versus the previous quarter. The rate and pace of recovery, however, has varied across geographies and business lines, with Downstream margins remaining low compared to historical levels over the last decade. The Corporation continues to closely monitor industry and economic conditions amid the uneven global recovery from the COVID-19 pandemic.
Looking beyond the volatility marking recent economic conditions, the Corporation’s annual planning process provides an opportunity to re-affirm the fundamentals of supply and demand that underpin our businesses. Consideration is given to a diverse set of risks and other factors that may influence future energy supply and demand trends, including technological advancements, regulation and government policies, climate change, greenhouse gas restrictions, and other general economic conditions. The Corporation views climate change risks as a global issue that requires collaboration among governments, private companies, consumers and other stakeholders to create meaningful solutions. These should meet the world’s increasing demand for affordable and reliable energy while creating opportunities to transition to a lower-carbon emissions future. The variety of potential transition pathways for society to a lower-carbon emissions future, influenced by assumptions regarding economic growth, technology and governmental policy, indicates a wide range of uncertainty for the types and demand levels of energy.
The Board of Directors evaluates climate change risk in the context of overall enterprise risk, including other operational, strategic, and financial risks. The Corporation considers the interactions among these factors as it pursues a strategy that is resilient to a wide range of potential pathways for society’s energy transition while continuing to grow shareholder value. It takes into account emerging industry and economic conditions and market and government policy uncertainties in developing its strategic plans and longer-term price views as part of its annual business planning process. The Corporation continues to make progress on its greenhouse gas emission reduction plans and efforts to position the company for success in a lower-carbon emissions future. It expects to play an important role in providing petroleum and petrochemical products that are critical to economic growth while minimizing environmental impacts and delivering solutions to achieve a lower-carbon emissions future. The company continues to analyze internal and external scenarios of future energy markets to create a deeper understanding of what resiliency requires and which opportunities could emerge, but the assumptions and outcome of any given scenario or set of scenarios come with a high degree of uncertainty.
The Corporation tests assets or groups of assets for recoverability on an ongoing basis whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. To the extent the annual planning process described above, including review by the Board of Directors in the fourth quarter, results in any significant changes to the Corporation’s current development plans for its portfolio, certain assets could be at risk for impairment. The Corporation will complete any required asset recoverability assessments in connection with the preparation and review of the Corporation’s year-end financial statements for inclusion in its 2021 Form 10-K. Until these activities are complete, it is not practicable to reasonably estimate the existence or range of potential future impairments.

FUNCTIONAL EARNINGS SUMMARY

	Third Quarter		First Nine Months
Earnings (Loss) (U.S. GAAP)	2021	2020	2021	2020
	(millions of dollars)		(millions of dollars)
Upstream
United States	869	(681)	1,895	(2,582)
Non-U.S.	3,082	298	7,795	1,084
Downstream
United States	663	(136)	401	(338)
Non-U.S.	592	(95)	237	472
Chemical
United States	1,183	357	3,180	816
Non-U.S.	957	304	2,695	456
Corporate and financing	(596)	(727)	(2,033)	(2,278)
Net income (loss) attributable to ExxonMobil (U.S. GAAP)	6,750	(680)	14,170	(2,370)

Earnings (loss) per common share (dollars)	1.57	(0.15)	3.31	(0.55)

Earnings (loss) per common share - assuming dilution (dollars)	1.57	(0.15)	3.31	(0.55)

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

REVIEW OF THIRD QUARTER 2021 RESULTS
ExxonMobil’s third quarter 2021 earnings were $6.8 billion, or $1.57 per diluted share, compared with a loss of $0.7 billion a year earlier. The increase in earnings was driven by higher Upstream realizations and volumes; higher Chemical and Downstream margins; and lower expenses.

Earnings for the first nine months of 2021 were $14.2 billion, or $3.31 per diluted share, compared with a loss of $2.4 billion a year earlier.

Capital and exploration expenditures were $10.8 billion, down $5.8 billion from 2020.

Oil-equivalent production was 3.7 million barrels per day, down 3 percent from the prior year. Excluding entitlement effects, divestments, and government mandates, oil-equivalent production was up 2 percent from the prior year.

The Corporation distributed $11.2 billion in dividends to shareholders.

	Third Quarter		First Nine Months
	2021	2020	2021	2020
	(millions of dollars)		(millions of dollars)
Upstream results
United States	869	(681)	1,895	(2,582)
Non-U.S.	3,082	298	7,795	1,084
Total	3,951	(383)	9,690	(1,498)

Upstream earnings were $3,951 million in the third quarter of 2021, compared with a loss of $383 million in the third quarter of 2020.
•Realizations increased earnings by $3,720 million, driven by higher liquids realizations of $3,120 million and higher gas realizations of $600 million.
•Volume and mix effects increased earnings by $140 million due to higher liquids sales of $100 million and favorable gas sales mix of $40 million.
•All other items increased earnings by $470 million, driven by lower expenses of $280 million, favorable other earnings impacts of $180 million, and the absence of prior year quarter unfavorable non-operational impacts of $10 million.
•U.S. Upstream earnings were $869 million, up $1,550 million from the prior year quarter.
•Non-U.S. Upstream earnings were $3,082 million, up $2,784 million from the prior year quarter.
•On an oil-equivalent basis, production was essentially flat from the third quarter of 2020.
•Liquids production totaled 2.3 million barrels per day, up 27,000 barrels per day, reflecting the impacts of less downtime, growth and higher demand, partly offset by lower entitlements.
•Natural gas production was 8.1 billion cubic feet per day, down 206 million cubic feet per day, as less downtime and growth were more than offset by lower entitlements, the Groningen production limit, and divestments.

Upstream earnings were $9,690 million in the first nine months of 2021, compared with a loss of $1,498 million in the first nine months of 2020.
•Realizations increased earnings by $9,350 million, with higher liquids realizations of $8,580 million and higher gas realizations of $770 million.
•Volume and mix effects reduced earnings by $210 million, reflecting lower liquids sales volumes of $290 million partly offset by favorable gas sales mix of $80 million.
•All other items increased earnings by $2,050 million, driven by lower expenses of $1,270 million, the absence of prior year unfavorable non-operational impacts of $420 million, and other favorable earnings impacts of $360 million.
•U.S. Upstream earnings were $1,895 million, compared with a loss of $2,582 million in the prior year.
•Non-U.S. Upstream earnings were $7,795 million, up $6,711 million from the prior year.
•On an oil-equivalent basis, production decreased 3 percent from the first nine months of 2020.
•Liquids production totaled 2.3 million barrels per day, down 100,000 barrels per day, with higher demand and project growth more than offset by impacts from lower entitlements, increased government mandates, decline and divestments.
•Natural gas production was 8.5 billion cubic feet per day, down 44 million cubic feet per day, as higher demand was offset by lower entitlements, the Groningen production limit, and divestments.

	Third Quarter	First Nine Months
Upstream additional information	(thousands of barrels daily)	(thousands of barrels daily)
Volumes reconciliation (Oil-equivalent production) (1)
2020	3,672	3,785
Entitlements - Net Interest	3	(1)
Entitlements - Price / Spend / Other	(158)	(118)
Government Mandates	10	(38)
Divestments	(27)	(22)
Growth / Other	165	71
2021	3,665	3,677

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

	Third Quarter		First Nine Months
	2021	2020	2021	2020
	(millions of dollars)		(millions of dollars)
Downstream results
United States	663	(136)	401	(338)
Non-U.S.	592	(95)	237	472
Total	1,255	(231)	638	134
Downstream earnings were $1,255 million in the third quarter of 2021, up $1,486 million from the third quarter of 2020.
•Margins increased earnings by $1,250 million, reflecting stronger industry refining conditions.
•Volume and mix effects decreased earnings by $10 million.
•All other items increased earnings by $250 million, reflecting other favorable earnings impacts of $190 million and lower expenses of $70 million, partly offset by the absence of prior year quarter favorable non-operational impacts of $10 million.
•U.S. Downstream earnings were $663 million, compared with a loss of $136 million in the prior year quarter.
•Non-U.S. Downstream earnings were $592 million, up $687 million from the prior year quarter.
•Petroleum product sales of 5.3 million barrels per day were 304,000 barrels per day higher than the prior year quarter.

Downstream earnings were $638 million in the first nine months of 2021, up $504 million from the first nine months of 2020.
•Margins decreased earnings by $50 million, driven by lower realized fuels margins.
•Volume and mix effects decreased earnings by $30 million.
•All other items increased earnings by $580 million, as lower expenses of $430 million and the absence of prior year unfavorable non-operational impacts of $340 million were partly offset by unfavorable other earnings impacts of $190 million.
•U.S. Downstream earnings were $401 million, compared with a loss of $338 million in the prior year.
•Non-U.S. Downstream results were $237 million, down $235 million from the prior year.
•Petroleum product sales of 5.1 million barrels per day were 168,000 barrels per day higher than the prior year.

	Third Quarter		First Nine Months
	2021	2020	2021	2020
	(millions of dollars)		(millions of dollars)
Chemical results
United States	1,183	357	3,180	816
Non-U.S.	957	304	2,695	456
Total	2,140	661	5,875	1,272

Chemical earnings were $2,140 million in the third quarter of 2021, up $1,479 million from the third quarter of 2020.
•Higher margins increased earnings by $1,640 million.
•All other items decreased earnings by $160 million, mainly due to the absence of prior year favorable non-operational impacts of $120 million and increased expenses of $50 million.
•U.S. Chemical earnings were $1,183 million, up $826 million from the prior year quarter.
•Non-U.S. Chemical earnings were $957 million, up $653 million from the prior year quarter.
•Third quarter prime product sales of 6.7 million metric tons were 48,000 metric tons higher than the prior year quarter.

Chemical earnings were $5,875 million in the first nine months of 2021, up $4,603 million from the first nine months of 2020.
•Higher margins increased earnings by $3,890 million.
•Volume and mix effects increased earnings by $260 million.
•All other items increased earnings by $450 million, driven by lower expenses of $190 million, the absence of prior year unfavorable non-operational impacts of $90 million and other favorable earnings impacts of $170 million.
•U.S. Chemical earnings were $3,180 million, up $2,364 million from the prior year.
•Non-U.S. Chemical earnings were $2,695 million, up $2,239 million from the prior year.
•First nine months prime product sales of 19.6 million metric tons were 825,000 metric tons higher than the prior year.

	Third Quarter		First Nine Months
	2021	2020	2021	2020
	(millions of dollars)		(millions of dollars)
Corporate and financing results	(596)	(727)	(2,033)	(2,278)

Corporate and financing expenses were $596 million for the third quarter of 2021, down $131 million from the third quarter of 2020, reflecting lower corporate costs, partly offset by net unfavorable tax impacts.

Corporate and financing expenses were $2,033 million for the first nine months of 2021, down $245 million from 2020, reflecting lower financing costs.

LIQUIDITY AND CAPITAL RESOURCES

	Third Quarter		First Nine Months
	2021	2020	2021	2020
	(millions of dollars)		(millions of dollars)
Net cash provided by/(used in)
Operating activities			31,005	10,663
Investing activities			(8,125)	(15,157)
Financing activities			(22,464)	10,568
Effect of exchange rate changes			(12)	(331)
Increase/(decrease) in cash and cash equivalents			404	5,743

Cash and cash equivalents (at end of period)			4,768	8,832

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	12,091	4,389	31,005	10,663
Proceeds associated with sales of subsidiaries, property, plant & equipment, and sales and returns of investments	18	100	575	229
Cash flow from operations and asset sales	12,109	4,489	31,580	10,892
Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.
Cash flow from operations and asset sales in the third quarter of 2021 was $12.1 billion, an increase of $7.6 billion from the comparable 2020 period primarily reflecting higher earnings.
Cash provided by operating activities totaled $31.0 billion for the first nine months of 2021, $20.3 billion higher than 2020. Net income including noncontrolling interests was $14.5 billion, an increase of $17.2 billion from the prior year period. The adjustments for the noncash provision of $14.9 billion for depreciation and depletion was down $0.8 billion from 2020. Changes in operational working capital were a contribution of $2.2 billion, compared to a reduction of $1.5 billion in the prior year period. All other items net decreased cash flows by $0.7 billion in 2021 versus a reduction of $0.9 billion in 2020. See the Condensed Consolidated Statement of Cash Flows for additional details.
Investing activities for the first nine months of 2021 used net cash of $8.1 billion, a decrease of $7.0 billion compared to the prior year. Spending for additions to property, plant and equipment of $8.0 billion was $5.7 billion lower than 2020. Proceeds from asset sales of $0.6 billion were $0.3 billion higher than the prior year. Net investments and advances decreased $1.0 billion to $0.7 billion.
Net cash used by financing activities was $22.5 billion in the first nine months of 2021, including $10.8 billion of debt repayments. This compares to net cash provided by financing activities of $10.6 billion in the prior year, reflecting long-term debt issuances in the first nine months of 2020.
Total debt at the end of the third quarter of 2021 was $56.6 billion compared to $67.6 billion at year-end 2020. The Corporation's debt to total capital ratio was 25.3 percent at the end of the third quarter of 2021 compared to 29.2 percent at year-end 2020. The Corporation's capital allocation priorities continue to be investing in advantaged projects, strengthening the balance sheet and paying a reliable dividend.
The Corporation has access to significant capacity of long-term and short-term liquidity. Commercial paper continues to provide short-term liquidity, and is reflected in "Notes and loans payable" on the Consolidated Balance Sheet. Cash and cash equivalents was $4.8 billion at the end of the third quarter of 2021. The Corporation had undrawn short-term committed lines of credit of $10.6 billion and undrawn long-term committed lines of credit of $0.6 billion as of third quarter 2021.
The Corporation distributed a total of $11.2 billion to shareholders in the first nine months of 2021 through dividends.

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
Litigation and other contingencies are discussed in Note 3 to the unaudited condensed consolidated financial statements.

TAXES

	Third Quarter		First Nine Months
	2021	2020	2021	2020
	(millions of dollars)		(millions of dollars)
Income taxes	2,664	337	4,986	378
Effective income tax rate	33%	-198%	32%	-56%
Total other taxes and duties (1)	8,572	7,901	24,296	21,081
Total	11,236	8,238	29,282	21,459

(1)Includes “Other taxes and duties” plus taxes that are included in “Production and manufacturing expenses” and “Selling, general and administrative expenses.”

Total taxes were $11.2 billion for the third quarter of 2021, an increase of $3.0 billion from 2020. Income tax expense was $2.7 billion compared to $0.3 billion in the prior year reflecting higher commodity prices. The effective income tax rate of 33 percent compared to -198 percent in the prior year period primarily due to a change in mix of results in jurisdictions with varying tax rates. Total other taxes and duties increased by $0.7 billion to $8.6 billion.

Total taxes were $29.3 billion for the first nine months of 2021, an increase of $7.8 billion from 2020. Income tax expense increased by $4.6 billion to $5.0 billion reflecting higher commodity prices. The effective income tax rate of 32 percent compared to -56 percent in the prior year period primarily due to a change in mix of results in jurisdictions with varying tax rates. Total other taxes and duties increased by $3.2 billion to $24.3 billion.

In the United States, the Corporation has various ongoing U.S. federal income tax positions at issue with the Internal Revenue Service (IRS) for tax years beginning in 2006. The Corporation filed a refund suit for tax years 2006-2009 in U.S. federal district court (District Court) with respect to the positions at issue for those years. On February 24, 2020, the Corporation received an adverse ruling on this suit. The IRS has asserted penalties associated with several of those positions. The Corporation has not recognized the penalties as an expense because the Corporation does not expect the penalties to be sustained under applicable law. On January 13, 2021, the District Court ruled that no penalties apply to the Corporation's positions in this suit. The Corporation filed a notice of appeal regarding the substantive issues to the Fifth Circuit Court of Appeals on April 9, 2021. The government filed a notice of appeal regarding the penalty issue to the same court on April 19, 2021. The Corporation filed its opening brief regarding the substantive issues on July 21, 2021. Proceedings in the Fifth Circuit Court of Appeals are continuing. Unfavorable resolution of all positions at issue with the IRS would not have a material adverse effect on the Corporation’s operations or financial condition.

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
In the nine months of 2021, the Corporation recorded after-tax charges of $48 million, consisting primarily of employee separation costs, from workforce reduction programs in Europe and Singapore associated with the global review of staffing levels. The cash outflows in the nine months of 2021 associated with these activities were $321 million.
The Corporation does not expect any further significant charges related to the previously disclosed workforce reduction programs. Total charges for 2021 will be approximately $50 million with cash outflows ranging between $350 million and $450 million. This does not include charges related to employee reductions associated with any portfolio changes or other projects. Before-tax workforce reduction savings, including employees and contractors, are estimated to range between $1 billion and $2 billion per year after program completion when compared to 2019 levels.

CAPITAL AND EXPLORATION EXPENDITURES

	Third Quarter		First Nine Months
	2021	2020	2021	2020
	(millions of dollars)		(millions of dollars)
Upstream (including exploration expenses)	2,839	2,794	8,013	11,497
Downstream	466	772	1,391	3,059
Chemical	545	564	1,381	2,041
Other	1	3	2	6
Total	3,851	4,133	10,787	16,603

Capital and exploration expenditures in the third quarter of 2021 were $3.9 billion, down 7 percent from the third quarter of 2020.

Capital and exploration expenditures in the first nine months of 2021 were $10.8 billion, down 35 percent from the first nine months of 2020. The Corporation expects 2021 capital spending to be near the low end of the guidance range of $16 billion to $19 billion. Actual spending could vary depending on the progress of individual projects and property acquisitions.

FORWARD-LOOKING STATEMENTS
Statements related to outlooks, projections, goals, targets, descriptions of strategic, operating, and financial plans and objectives, and other statements of future events or conditions are forward-looking statements. Actual future results, including financial and operating performance; total capital expenditures and mix, including allocations of capital to low carbon solutions; cost reductions and efficiency gains, including the ability to meet or exceed announced cost and expense reduction objectives; plans to reduce future emissions and emissions intensity; timing and outcome of projects to capture and store CO2; timing and outcome of biofuel and plastic waste recycling projects; cash flow, dividends and shareholder returns, including the timing and amounts of share repurchases; future debt levels and credit ratings; business and project plans, timing, costs, capacities, and returns; and resource recoveries and production rates could differ materially due to a number of factors. These include global or regional changes in the supply and demand for oil, natural gas, petrochemicals, and feedstocks and other market conditions that impact prices and differentials for our products; actions of competitors and commercial counterparties; the outcome of commercial negotiations, including final agreed terms and conditions; the ability to access short- and long-term debt markets on a timely and affordable basis; the ultimate impacts of COVID-19, including the extent and nature of further outbreaks and the effects of government responses on people and economies; reservoir performance; the outcome of exploration projects; timely completion of development and other construction projects; final management approval of future projects and any changes in the scope, terms, or costs of such projects as approved; final approval of company plans and strategies, including capital allocation, and changes in such plans and strategies as approved; changes in law, taxes, or regulation including environmental regulations, trade sanctions, and timely granting of governmental permits and certifications; government policies and support and market demand for low carbon technologies; war, and other political or security disturbances; opportunities for potential investments or divestments and satisfaction of applicable conditions to closing, including regulatory approvals; the capture of efficiencies within and between business lines and the ability to maintain near-term cost reductions as ongoing efficiencies; unforeseen technical or operating difficulties and unplanned maintenance; the development and competitiveness of alternative energy and emission reduction technologies; the results of research programs and the ability to bring new technologies to commercial scale on a cost-competitive basis; and other factors discussed in this report and under Item 1A. Risk Factors of ExxonMobil’s 2020 Form 10-K. We assume no duty to update these statements as of any future date.
The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the nine months ended September 30, 2021, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2020.

Item 4. Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of September 30, 2021. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
ExxonMobil has elected to use a $1 million threshold for disclosing environmental proceedings.
As reported in the Corporation’s Form 10-Q for the first quarter of 2021, ExxonMobil had agreed with the EPA and the State of Illinois to pay approximately $1.5 million in penalties and implement other measures pursuant to the Fourth Consent Decree Amendment concerning ExxonMobil Oil Corporation's Joliet Refinery in Illinois (the “Amendment”) proposed by the EPA on April 13, 2021. Since then, the United States District Court for the Northern District of Illinois has approved and entered the Amendment and ExxonMobil has paid the required penalties in accordance with the Amendment.

Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended September 30, 2021
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2021	—	—	—
August 2021	—	—	—
September 2021	—	—	—
Total	—		—	(See Note 1)

During the third quarter, the Corporation did not purchase any shares of its common stock for the treasury, and did not issue or sell any unregistered equity securities.

Note 1 - In its earnings release dated October 29, 2021, the Corporation stated that based on the current outlook, it anticipates a share repurchase program of up to $10 billion over 12 to 24 months, beginning in 2022.

Item 6. Exhibits

See Index to Exhibits of this report.

INDEX TO EXHIBITS

Exhibit	Description

10(iii)(c.1)	ExxonMobil Supplemental Savings Plan. (incorporated by reference to Exhibit 10(iii)(c.1) to the Registrant's report on Form 10-Q for the quarter ended March 31, 2021).
10(iii)(c.2)	ExxonMobil Supplemental Pension Plan. (incorporated by reference to Exhibit 10(iii)(c.2) to the Registrant's report on Form 10-Q for the quarter ended March 31, 2021).
10(iii)(c.3)	ExxonMobil Additional Payments Plan. (incorporated by reference to Exhibit 10(iii)(c.3) to the Registrant's report on Form 10-Q for the quarter ended March 31, 2021).
31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.
31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Financial Officer.
31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer.
32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.
101	Interactive Data Files (formatted as Inline XBRL).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

EXXON MOBIL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION
Date: November 3, 2021	By:	/s/ LEN M. FOX
Len M. Fox
Vice President, Controller and
Principal Accounting Officer