Form 10-Q
period 2022-03-31
EXXON MOBIL CORP
filed 2022-05-04
CIK 34088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2022
Common stock, without par value	4,212,543,236

EXXON MOBIL CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(millions of dollars)
	Three Months Ended March 31,
	2022	2021
Revenues and other income
Sales and other operating revenue	87,734	57,552
Income from equity affiliates	2,538	1,473
Other income	228	122
Total revenues and other income	90,500	59,147
Costs and other deductions
Crude oil and product purchases	52,388	32,601
Production and manufacturing expenses	10,241	8,062
Selling, general and administrative expenses	2,409	2,428
Depreciation and depletion (including impairments)	8,883	5,004
Exploration expenses, including dry holes	173	164
Non-service pension and postretirement benefit expense	108	378
Interest expense	188	258
Other taxes and duties	7,554	6,660
Total costs and other deductions	81,944	55,555
Income (loss) before income taxes	8,556	3,592
Income taxes	2,806	796
Net income (loss) including noncontrolling interests	5,750	2,796
Net income (loss) attributable to noncontrolling interests	270	66
Net income (loss) attributable to ExxonMobil	5,480	2,730

Earnings (loss) per common share (dollars)	1.28	0.64

Earnings (loss) per common share - assuming dilution (dollars)	1.28	0.64

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions of dollars)

	Three Months Ended March 31,
	2022	2021
Net income (loss) including noncontrolling interests	5,750	2,796
Other comprehensive income (loss) (net of income taxes)
Foreign exchange translation adjustment	741	149
Postretirement benefits reserves adjustment (excluding amortization)	105	168
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	93	378
Total other comprehensive income (loss)	939	695
Comprehensive income (loss) including noncontrolling interests	6,689	3,491
Comprehensive income (loss) attributable to noncontrolling interests	359	146
Comprehensive income (loss) attributable to ExxonMobil	6,330	3,345

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(millions of dollars)
	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	11,074	6,802
Notes and accounts receivable – net	42,142	32,383
Inventories
Crude oil, products and merchandise	18,074	14,519
Materials and supplies	4,103	4,261
Other current assets	1,862	1,189
Total current assets	77,255	59,154
Investments, advances and long-term receivables	46,329	45,195
Property, plant and equipment – net	212,773	216,552
Other assets, including intangibles – net	18,414	18,022
Total Assets	354,771	338,923

Liabilities
Current liabilities
Notes and loans payable	4,886	4,276
Accounts payable and accrued liabilities	63,501	50,766
Income taxes payable	3,672	1,601
Total current liabilities	72,059	56,643
Long-term debt	42,651	43,428
Postretirement benefits reserves	18,255	18,430
Deferred income tax liabilities	19,533	20,165
Long-term obligations to equity companies	2,875	2,857
Other long-term obligations	22,872	21,717
Total Liabilities	178,245	163,240

Commitments and contingencies (Note 3)

Equity
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	15,879	15,746
Earnings reinvested	393,779	392,059
Accumulated other comprehensive income	(12,914)	(13,764)
Common stock held in treasury
(3,806 million shares at March 31, 2022 and 3,780 million shares at December 31, 2021)	(227,529)	(225,464)
ExxonMobil share of equity	169,215	168,577
Noncontrolling interests	7,311	7,106
Total Equity	176,526	175,683
Total Liabilities and Equity	354,771	338,923

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(millions of dollars)
	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss) including noncontrolling interests	5,750	2,796
Depreciation and depletion (including impairments)	8,883	5,004
Changes in operational working capital, excluding cash and debt	1,086	1,953
All other items – net	(931)	(489)
Net cash provided by operating activities	14,788	9,264

Cash flows from investing activities
Additions to property, plant and equipment	(3,911)	(2,400)
Proceeds from asset sales and returns of investments	293	307
Additional investments and advances	(417)	(349)
Other investing activities including collection of advances	90	87
Net cash used in investing activities	(3,945)	(2,355)

Cash flows from financing activities
Additions to short-term debt	—	5,781
Reductions in short-term debt	(2,098)	(10,849)
Additions/(reductions) in debt with three months or less maturity	1,366	1,003
Cash dividends to ExxonMobil shareholders	(3,760)	(3,720)
Cash dividends to noncontrolling interests	(60)	(52)
Changes in noncontrolling interests	(94)	53
Common stock acquired	(2,067)	(1)
Net cash used in financing activities	(6,713)	(7,785)
Effects of exchange rate changes on cash	142	27
Increase/(decrease) in cash and cash equivalents	4,272	(849)
Cash and cash equivalents at beginning of period	6,802	4,364
Cash and cash equivalents at end of period	11,074	3,515

Supplemental Disclosures
Income taxes paid	1,798	855
Cash interest paid
Included in cash flows from operating activities	319	405
Capitalized, included in cash flows from investing activities	187	151
Total cash interest paid	506	556
Noncash right of use assets recorded in exchange for lease liabilities
Operating leases	240	265
Finance leases	656	—

 The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(millions of dollars)
	ExxonMobil Share of Equity
	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity
Balance as of December 31, 2020	15,688	383,943	(16,705)	(225,776)	157,150	6,980	164,130
Amortization of stock-based awards	202	—	—	—	202	—	202
Other	(6)	—	—	—	(6)	53	47
Net income (loss) for the period	—	2,730	—	—	2,730	66	2,796
Dividends - common shares	—	(3,720)	—	—	(3,720)	(52)	(3,772)
Other comprehensive income (loss)	—	—	615	—	615	80	695
Acquisitions, at cost	—	—	—	(1)	(1)	—	(1)
Dispositions	—	—	—	4	4	—	4
Balance as of March 31, 2021	15,884	382,953	(16,090)	(225,773)	156,974	7,127	164,101

Balance as of December 31, 2021	15,746	392,059	(13,764)	(225,464)	168,577	7,106	175,683
Amortization of stock-based awards	138	—	—	—	138	—	138
Other	(5)	—	—	—	(5)	14	9
Net income (loss) for the period	—	5,480	—	—	5,480	270	5,750
Dividends - common shares	—	(3,760)	—	—	(3,760)	(60)	(3,820)
Other comprehensive income (loss)	—	—	850	—	850	89	939
Acquisitions, at cost	—	—	—	(2,067)	(2,067)	(108)	(2,175)
Dispositions	—	—	—	2	2	—	2
Balance as of March 31, 2022	15,879	393,779	(12,914)	(227,529)	169,215	7,311	176,526

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
Common Stock Share Activity	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
	(millions of shares)			(millions of shares)
Balance as of December 31	8,019	(3,780)	4,239	8,019	(3,786)	4,233
Acquisitions	—	(26)	(26)	—	—	—
Dispositions	—	—	—	—	1	1
Balance as of March 31	8,019	(3,806)	4,213	8,019	(3,785)	4,234

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

EXXON MOBIL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Preparation
These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Corporation's 2021 Annual Report on Form 10-K. In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. Prior data has been reclassified in certain cases to conform to the current presentation basis.

The Corporation's exploration and production activities are accounted for under the "successful efforts" method.

2. Russia
In early March, in response to Russia’s military action in Ukraine, the Corporation announced that it plans to discontinue operations on the Sakhalin-1 project (“Sakhalin”) and develop steps to exit the venture. In light of this, and given the considerable uncertainties surrounding the ongoing operation and future cash-flow generating capability of Sakhalin, an impairment assessment was required, and management determined that the carrying value of the asset group was not recoverable. As a result, the Corporation’s first quarter earnings include after-tax charges of $3.4 billion largely representing the impairment of its operations related to Sakhalin. On a before-tax basis, the charges amounted to $4.6 billion, substantially all of which is reflected in the line captioned “Depreciation and depletion (including impairments)” on the Condensed Consolidated Statement of Income. The Corporation's exit from the project would result in quantities estimated at 150 million oil-equivalent barrels no longer qualifying as proved reserves, which represented less than one percent of the Corporation's 18.5 billion oil-equivalent barrels of proved reserves at year-end 2021.
The assessment of fair value required the use of Level 3 inputs and assumptions that are based on the views of a likely market participant. As of March 31, the pool of market participants for Russia-based upstream assets was assessed as extremely limited. In arriving at a fair value for its interest in Sakhalin, the Corporation considered, among other things, the current state of sanctions, the regulatory environment within Russia, the statements and actions of potential market participants, and the range and risks of future cash flows that a market participant might consider. Given these significant uncertainties, the likelihood of a third-party market participant agreeing to engage in a transaction for the Corporation’s interest in Sakhalin, as of March 31, was judged to be remote.

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
Other Contingencies. The Corporation and certain of its consolidated subsidiaries were contingently liable at March 31, 2022, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	March 31, 2022
	Equity Company Obligations (1)	Other Third-Party Obligations	Total
	(millions of dollars)
Guarantees
Debt-related	1,152	145	1,297
Other	830	6,379	7,209
Total	1,982	6,524	8,506
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

4. Other Comprehensive Income Information

ExxonMobil Share of Accumulated Other Comprehensive Income	Cumulative Foreign Exchange Translation Adjustment	Postretirement Benefits Reserves Adjustment	Total
	(millions of dollars)

Balance as of December 31, 2020	(10,614)	(6,091)	(16,705)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	88	158	246
Amounts reclassified from accumulated other comprehensive income	—	369	369
Total change in accumulated other comprehensive income	88	527	615
Balance as of March 31, 2021	(10,526)	(5,564)	(16,090)

Balance as of December 31, 2021	(11,499)	(2,265)	(13,764)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	661	102	763
Amounts reclassified from accumulated other comprehensive income	—	87	87
Total change in accumulated other comprehensive income	661	189	850
Balance as of March 31, 2022	(10,838)	(2,076)	(12,914)
(1)Cumulative Foreign Exchange Translation Adjustment includes net investment hedge gain/(loss) net of taxes of $79 million and $191 million in 2022 and 2021, respectively.

Amounts Reclassified Out of Accumulated Other Comprehensive Income - Before-tax Income/(Expense)	Three Months Ended March 31,
	2022	2021
	(millions of dollars)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs
(Statement of Income line: Non-service pension and postretirement benefit expense)	(120)	(484)

Income Tax (Expense)/Credit For Components of Other Comprehensive Income	Three Months Ended March 31,
	2022	2021
	(millions of dollars)
Foreign exchange translation adjustment	(22)	(53)
Postretirement benefits reserves adjustment (excluding amortization)	(40)	(58)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	(27)	(106)
Total	(89)	(217)

5. Earnings Per Share

	Three Months Ended March 31,
	2022	2021
Earnings per common share
Net income (loss) attributable to ExxonMobil (millions of dollars)	5,480	2,730
Weighted average number of common shares outstanding (millions of shares)	4,266	4,272
Earnings (loss) per common share (dollars) (1)	1.28	0.64
Dividends paid per common share (dollars)	0.88	0.87
(1)The calculation of earnings (loss) per common share and earnings (loss) per common share – assuming dilution are the same in each period shown.

6. Pension and Other Postretirement Benefits

	Three Months Ended March 31,
	2022	2021
	(millions of dollars)
Components of net benefit cost
Pension Benefits - U.S.
Service cost	179	225
Interest cost	129	139
Expected return on plan assets	(140)	(180)
Amortization of actuarial loss/(gain)	39	61
Amortization of prior service cost	(7)	(6)
Net pension enhancement and curtailment/settlement cost	37	298
Net benefit cost	237	537

Pension Benefits - Non-U.S.
Service cost	150	195
Interest cost	160	130
Expected return on plan assets	(213)	(258)
Amortization of actuarial loss/(gain)	47	108
Amortization of prior service cost	12	15
Net pension enhancement and curtailment/settlement cost	—	12
Net benefit cost	156	202

Other Postretirement Benefits
Service cost	40	49
Interest cost	55	56
Expected return on plan assets	(3)	(5)
Amortization of actuarial loss/(gain)	3	19
Amortization of prior service cost	(11)	(11)
Net benefit cost	84	108

7. Financial Instruments and Derivatives

Financial Instruments. The estimated fair value of financial instruments at March 31, 2022 and December 31, 2021, and the related hierarchy level for the fair value measurement was as follows:

		March 31, 2022
		(millions of dollars)
		Fair Value
		Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
	Derivative assets (1)	6,886	2,890	—	9,776	(7,888)	(60)	—	1,828
	Advances to/receivables
	from equity companies (2)(6)	—	2,631	5,491	8,122	—	—	435	8,557
	Other long-term
	financial assets (3)	1,152	—	1,049	2,201	—	—	165	2,366
Liabilities
	Derivative liabilities (4)	7,459	3,940	—	11,399	(7,888)	(632)	—	2,879
	Long-term debt (5)	40,367	76	2	40,445	—	—	(140)	40,305
	Long-term obligations
	to equity companies (6)	—	—	2,969	2,969	—	—	(94)	2,875
	Other long-term
	financial liabilities (7)	—	—	886	886	—	—	53	939

		December 31, 2021
		(millions of dollars)
		Fair Value
		Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
	Derivative assets (1)	1,422	1,523	—	2,945	(1,930)	(28)	—	987
	Advances to/receivables
	from equity companies (2)(6)	—	3,076	5,373	8,449	—	—	(123)	8,326
	Other long-term
	financial assets (3)	1,134	—	1,058	2,192	—	—	181	2,373
Liabilities
	Derivative liabilities (4)	1,701	2,594	—	4,295	(1,930)	(306)	—	2,059
	Long-term debt (5)	44,454	88	3	44,545	—	—	(2,878)	41,667
	Long-term obligations
	to equity companies (6)	—	—	3,084	3,084	—	—	(227)	2,857
	Other long-term
	financial liabilities (7)	—	—	902	902	—	—	58	960
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
At March 31, 2022 and December 31, 2021, respectively, the Corporation had $1,347 million and $641 million of collateral under master netting arrangements not offset against the derivatives on the Consolidated Balance Sheet, primarily related to initial margin requirements.

The Corporation may use non-derivative financial instruments, such as its foreign currency-denominated debt, as hedges of its net investments in certain foreign subsidiaries. Under this method, the change in the carrying value of the financial instruments due to foreign exchange fluctuations is reported in accumulated other comprehensive income. As of March 31, 2022, the Corporation has designated $5.0 billion of its Euro-denominated long-term debt and related accrued interest as a net investment hedge of its European business. The net investment hedge is deemed to be perfectly effective.
The Corporation had undrawn short-term committed lines of credit of $10.7 billion and undrawn long-term committed lines of credit of $0.6 billion as of first quarter 2022.
Derivative Instruments. The Corporation’s size, strong capital structure, geographic diversity and the complementary nature of the Upstream, Downstream and Chemical businesses reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and to generate returns from trading. Commodity contracts held for trading purposes are presented in the Consolidated Statement of Income on a net basis in the line “Sales and other operating revenue.” The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of March 31, 2022 and December 31, 2021, or results of operations for the periods ended March 31, 2022 and 2021.
Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity.
The net notional long/(short) position of derivative instruments at March 31, 2022 and December 31, 2021, was as follows:

	March 31,	December 31,
	2022	2021
	(millions)
Crude oil (barrels)	91	82
Petroleum products (barrels)	(37)	(48)
Natural gas (MMBTUs)	(101)	(115)

Realized and unrealized gains/(losses) on derivative instruments that were recognized in the Consolidated Statement of Income are included in the following lines on a before-tax basis:

	Three Months Ended March 31,
	2022	2021
	(millions of dollars)
Sales and other operating revenue	(2,535)	(512)
Crude oil and product purchases	(26)	1
Total	(2,561)	(511)

8. Disclosures about Segments and Related Information

	Three Months Ended March 31,
	2022	2021
Earnings (Loss) After Income Tax	(millions of dollars)
Upstream
United States	2,376	363
Non-U.S. (1)	2,112	2,191
Downstream
United States	685	(113)
Non-U.S.	(353)	(277)
Chemical
United States	819	715
Non-U.S.	535	700
Corporate and Financing (1)	(694)	(849)
Corporate total	5,480	2,730

(1) Results for 2022 include charges of $3.3 billion in non-U.S. Upstream and $0.1 billion in Corporate and Financing associated with the Corporation's interest in Sakhalin-1. (See Note 2 to Condensed Consolidated Financial Statements)

Sales and Other Operating Revenue
Upstream
United States	2,656	1,885
Non-U.S.	6,343	3,094
Downstream
United States	25,356	16,078
Non-U.S.	43,609	28,613
Chemical
United States	3,982	3,091
Non-U.S.	5,781	4,887
Corporate and Financing	7	(96)
Corporate total	87,734	57,552

Intersegment Revenue
Upstream
United States	6,191	3,323
Non-U.S.	10,835	6,817
Downstream
United States	8,261	3,953
Non-U.S.	9,503	5,381
Chemical
United States	2,863	1,950
Non-U.S.	2,213	1,231
Corporate and Financing	57	57

Geographic
	Three Months Ended March 31,
Sales and Other Operating Revenue	2022	2021
	(millions of dollars)
United States	31,994	21,054
Non-U.S.	55,740	36,498
Total	87,734	57,552

Significant Non-U.S. revenue sources include: (1)
United Kingdom	7,548	2,943
Canada	6,995	4,258
France	4,356	2,782
Singapore	4,322	3,435
Belgium	2,836	1,989
Italy	2,836	1,865
(1)Revenue is determined by primary country of operations. Excludes certain sales and other operating revenues in Non-U.S. operations where attribution to a specific country is not practicable.

9. Divestment Activities
In February 2022, the Corporation signed an agreement with Seplat Energy Offshore Limited for the sale of Mobil Producing Nigeria Unlimited. The agreement is subject to certain conditions precedent and government approvals. If these are attained, the transaction would be expected to close no earlier than mid-year 2022. The agreed sales price is subject to interim period adjustments from January 1, 2021 to the closing date, and has potential for further adjustments based on commodity prices and production levels. Assuming a mid-2022 closing date and based on currently available information, the Corporation expects to recognize a loss of approximately $500 million when and if the potential divestment ultimately meets held-for-sale criteria under ASC 360, following the resolution of certain conditions precedent noted above.
Following the end of the first quarter, the Corporation executed an agreement for the sale of ExxonMobil Exploration and Production Romania, consisting of certain unproved Upstream assets, to Romgaz S.A. The transaction is anticipated to close mid-year 2022, and the Corporation expects to recognize a gain on the sale of approximately $300 million.

EXXON MOBIL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the COVID-19 pandemic, industry investment to maintain and increase production capacity was restrained to preserve capital, resulting in underinvestment and supply tightness as demand for petroleum and petrochemical products recovered. Across late 2021 and early 2022, this dynamic, along with supply chain constraints, and a continuation of demand recovery led to a steady increase in oil and natural gas prices. In the first quarter of 2022, tightness in the oil and natural gas markets was further exacerbated by Russia’s invasion of Ukraine and subsequent sanctions imposed upon business and other activities in Russia. The price of Brent crude oil and certain regional natural gas indicators increased to levels not seen for several years. Additionally, by the end of the first quarter, refining margins improved to levels above the 10-year range, and the tight supply and demand balance is expected to persist.
In early March, in response to Russia’s military action in Ukraine, the Corporation announced that it plans to discontinue operations on the Sakhalin-1 project (“Sakhalin”) and develop steps to exit the venture. The Corporation remains focused on protecting the safety of employees, operations, and the environment. The Corporation is complying with all applicable laws and sanctions and is currently engaged in transitioning Sakhalin-1 operating activities to another party.
The Corporation’s first quarter results include after-tax charges of $3.4 billion largely representing the impairment of its operations related to Sakhalin (see Note 2 to Condensed Consolidated Financial Statements). Efforts to transition operatorship to a third party and exit the venture is expected to result in limited hydrocarbon sales and cash flows for the Corporation’s account during the second quarter of 2022, and none following that period. For reference, excluding the impact of impairments and other charges, after-tax earnings related to the Corporation’s interest in Sakhalin in the first quarter were approximately $0.2 billion, and combined oil and gas production was approximately 65 thousand oil-equivalent barrels per day. The Corporation's exit from the project would result in quantities estimated at 150 million oil-equivalent barrels no longer qualifying as proved reserves, which represented less than one percent of the Corporation's 18.5 billion oil-equivalent barrels of proved reserves at year-end 2021.
FUNCTIONAL EARNINGS SUMMARY
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

Three Months Ended March 31, 2022	Upstream		Downstream		Chemical		Corporate and Financing	Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	(millions of dollars)
Earnings (loss) (U.S. GAAP)	2,376	2,112	685	(353)	819	535	(694)	5,480
Identified Items
Impairments	—	(2,877)	—	—	—	—	(98)	(2,975)
Other - Russia impacts	—	(378)	—	—	—	—	—	(378)
Earnings (loss) excluding Identified Items	2,376	5,367	685	(353)	819	535	(596)	8,833

Three Months Ended March 31, 2021	Upstream		Downstream		Chemical		Corporate and Financing	Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
	(millions of dollars)
Earnings (loss) (U.S. GAAP)	363	2,191	(113)	(277)	715	700	(849)	2,730
Identified Items
Severance charges	—	—	—	—	—	—	(31)	(31)
Earnings (loss) excluding Identified Items	363	2,191	(113)	(277)	715	700	(818)	2,761
References in this discussion to Corporate earnings (loss) mean net income (loss) attributable to ExxonMobil (U.S. GAAP) from the Consolidated Statement of Income. Unless otherwise indicated, references to earnings (loss), Upstream, Downstream,

Chemical and Corporate and Financing segment earnings (loss), and earnings (loss) per share are ExxonMobil's share after excluding amounts attributable to noncontrolling interests.

REVIEW OF FIRST QUARTER 2022 RESULTS
ExxonMobil’s first quarter 2022 earnings were $5.5 billion, or $1.28 per diluted share, compared with earnings of $2.7 billion a year earlier. The increase in earnings was driven by higher Upstream realizations and Downstream margins partly offset by charges related to the company's Russia Sakhalin-1 operation.
Oil-equivalent production was 3.7 million barrels per day, down 3 percent from the prior year. Excluding entitlement effects, divestments, and government mandates, oil-equivalent production was down 2 percent from the prior year.
The Corporation distributed $3.8 billion in dividends to shareholders and bought back $2.1 billion of common stock.

UPSTREAM
Upstream Financial Results

	Three Months Ended March 31,
	2022	2021
Earnings (loss) (U.S. GAAP)	(millions of dollars)
United States	2,376	363
Non-U.S.	2,112	2,191
Total	4,488	2,554
Identified Items (1)
United States	—	—
Non-U.S.	(3,255)	—
Total	(3,255)	—
Earnings (loss) excluding Identified Items (1)
United States	2,376	363
Non-U.S.	5,367	2,191
Total	7,743	2,554

Upstream Earnings Factor Analysis
(millions of dollars)
Price – Higher realizations increased earnings by $5,930 million as average realizations for crude oil increased 68%, while natural gas realizations increased 137%.
Volume – Unfavorable volume and mix effects decreased earnings by $810 million reflecting impacts from the reduced Groningen production limit, higher downtime including the effects of weather, and lower entitlements due to prices, partly offset by growth in the Permian Basin and Guyana.
Other – All other items increased earnings by $70 million.
Identified Items (1) – 1Q 2022 $(3,255) million loss as a result of the company's decision to discontinue operations at the Russia Sakhalin-1 project.
(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.

Upstream Operational Results

	Three Months Ended March 31,
	2022	2021
Production of crude oil, natural gas liquids, bitumen and synthetic oil
Net production	(thousands of barrels daily)
United States	753	665
Canada/Other Americas	474	575
Europe	4	35
Africa	257	253
Asia	738	691
Australia/Oceania	40	39
Worldwide	2,266	2,258

Natural gas production available for sale
Net production	(millions of cubic feet daily)
United States	2,777	2,767
Canada/Other Americas	182	216
Europe	770	1,403
Africa	58	24
Asia	3,340	3,599
Australia/Oceania	1,325	1,164
Worldwide	8,452	9,173

	(thousands of oil-equivalent barrels daily)
Oil-equivalent production (1)	3,675	3,787

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.
1Q 2022 versus 1Q 2021
Liquids production – 2.3 million barrels per day increased 8 thousand barrels per day from 2021, reflecting easing government mandated curtailments, growth in the Permian Basin and Guyana, partly offset by higher downtime including the effects of weather, lower entitlements due to higher prices, and divestment impacts.
Natural gas production available for sale – 8.5 billion cubic feet per day decreased 721 million cubic feet per day from 2021, reflecting impacts from the reduced Groningen production limit, divestments, and entitlements.

Upstream Additional Information

Three Months Ended March 31
(thousands of barrels daily)
Volumes reconciliation (Oil-equivalent production) (1)
2021	3,787
Entitlements - Net Interest	(30)
Entitlements - Price / Spend / Other	(44)
Government Mandates	113
Divestments	(62)
Other	(89)
2022	3,675

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
Other comprise all other operational and non-operational factors not covered by the above definitions that may affect volumes attributable to ExxonMobil. Such factors include, but are not limited to, production enhancements from project and work program activities, acquisitions including additions from asset exchanges, downtime, market demand, natural field decline, and any fiscal or commercial terms that do not affect entitlements.

DOWNSTREAM
Downstream Financial Results

	Three Months Ended March 31,
	2022	2021
Earnings (loss) (U.S. GAAP)	(millions of dollars)
United States	685	(113)
Non-U.S.	(353)	(277)
Total	332	(390)
Earnings (loss) excluding Identified Items (1)
United States	685	(113)
Non-U.S.	(353)	(277)
Total	332	(390)
(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.

Downstream Earnings Factor Analysis
(millions of dollars)
Margins – Higher margins increased earnings by $310 million. Improved refining margins were partially offset by unfavorable unsettled derivative impacts.
Volume – Favorable volume and mix effects increased earnings by $180 million, primarily due to the absence of prior year reliability impacts from winter storm Uri.
Other – All other items increased earnings by $230 million, driven by the absence of terminal conversion impacts in the prior year quarter.

Downstream Operational Results

	Three Months Ended March 31,
	2022	2021
Refinery throughput	(thousands of barrels daily)
United States	1,685	1,532
Canada	399	364
Europe	1,193	1,153
Asia Pacific	537	545
Other	169	157
Worldwide	3,983	3,751

Petroleum product sales (1)
United States	2,256	2,077
Canada	442	409
Europe	1,345	1,272
Asia Pacific	644	665
Other	471	458
Worldwide	5,158	4,881
Gasoline, naphthas	2,114	1,996
Heating oils, kerosene, diesel oils	1,722	1,692
Aviation fuels	289	183
Heavy fuels	249	257
Specialty petroleum products	784	753
Worldwide	5,158	4,881

(1) Data reported net of purchases/sales contracts with the same counterparty.

CHEMICAL
Chemical Financial Results

	Three Months Ended March 31,
	2022	2021
Earnings (loss) (U.S. GAAP)	(millions of dollars)
United States	819	715
Non-U.S.	535	700
Total	1,354	1,415
Earnings (loss) excluding Identified Items (2)
United States	819	715
Non-U.S.	535	700
Total	1,354	1,415
 (2) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.

Chemical Earnings Factor Analysis
(millions of dollars)
Margins – Lower margins decreased earnings by $20 million.
Volume – Favorable volume and mix effects increased earnings by $70 million, primarily due to higher U.S. sales.
Other – All other items decreased earnings by $110 million, primarily driven by increased project and planned maintenance spend.

Chemical Operational Results

	Three Months Ended March 31,
	2022	2021
Chemical prime product sales (1)	(thousands of metric tons)
United States	2,704	2,190
Non-U.S.	4,033	4,256
Worldwide	6,737	6,446
(1) Data reported net of purchases/sales contracts with the same counterparty.

CORPORATE AND FINANCING
Corporate and Financing Financial Results

	Three Months Ended March 31,
	2022	2021
	(millions of dollars)
Earnings (loss) (U.S. GAAP)	(694)	(849)
Identified Items (1)	(98)	(31)
Earnings (loss) excluding Identified Items (1)	(596)	(818)

Corporate and Financing expenses were $694 million for the first quarter of 2022, down $155 million from the first quarter of 2021, reflecting lower pension-related corporate costs and the absence of prior year severance charges, partly offset by Russia Sakhalin impacts.
(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
	2022	2021
	(millions of dollars)
Net cash provided by/(used in)
Operating activities	14,788	9,264
Investing activities	(3,945)	(2,355)
Financing activities	(6,713)	(7,785)
Effect of exchange rate changes	142	27
Increase/(decrease) in cash and cash equivalents	4,272	(849)

Cash and cash equivalents (at end of period)	11,074	3,515

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	14,788	9,264
Proceeds associated with sales of subsidiaries, property, plant & equipment, and sales and returns of investments	293	307
Cash flow from operations and asset sales	15,081	9,571
Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.
Cash flow from operations and asset sales in the first quarter of 2022 was $15.1 billion, an increase of $5.5 billion from the comparable 2021 period primarily reflecting higher earnings.
Cash provided by operating activities totaled $14.8 billion for the first three months of 2022, $5.5 billion higher than 2021. Net income including noncontrolling interests was $5.8 billion, an increase of $3.0 billion from the prior year period. The adjustment for the noncash provision of $8.9 billion for depreciation and depletion was up $3.9 billion from 2021. Changes in operational working capital were a contribution of $1.1 billion, compared to a contribution of $2.0 billion in the prior year period. All other items net decreased cash flows by $0.9 billion in 2022 versus a reduction of $0.5 billion in 2021. See the Condensed Consolidated Statement of Cash Flows for additional details.
Investing activities for the first three months of 2022 used net cash of $3.9 billion, an increase of $1.6 billion compared to the prior year. Spending for additions to property, plant and equipment of $3.9 billion was $1.5 billion higher than 2021. Proceeds from asset sales of $0.3 billion were essentially flat with the prior year. Net investments and advances increased $0.1 billion to $0.3 billion.
Net cash used in financing activities was $6.7 billion in the first three months of 2022, including $2.1 billion for the purchase of 26.2 million shares of ExxonMobil stock, as the Corporation initiated its previously announced buyback program in the quarter. This compares to net cash used in financing activities of $7.8 billion in the prior year, reflecting long-term debt repayments of $4.1 billion during the first three months of 2021. On April 29, 2022, the company announced that it is increasing its share repurchase program from up to $10 billion to a total of up to $30 billion through 2023. The stock repurchase program does not obligate the company to acquire any particular amount of common stock, and it may be discontinued or resumed at any time. The timing and amount of shares actually repurchased in the future will depend on market, business, and other factors.
Total debt at the end of the first quarter of 2022 was $47.5 billion compared to $47.7 billion at year-end 2021. The Corporation's debt to total capital ratio was 21.2 percent at the end of the first quarter of 2022 compared to 21.4 percent at year-end 2021. The net debt to capital ratio was 17.1 percent at the end of the first quarter, a decrease of 1.8 percentage points from year-end 2021. The Corporation's capital allocation priorities continue to be investing in advantaged projects, strengthening the balance sheet and paying a reliable dividend.
The Corporation has access to significant capacity of long-term and short-term liquidity. In addition to cash balances, commercial paper continues to provide short-term liquidity, and is reflected in "Notes and loans payable" on the Consolidated Balance Sheet. Cash and cash equivalents was $11.1 billion at the end of the first quarter of 2022. The Corporation had undrawn short-term committed lines of credit of $10.7 billion and undrawn long-term committed lines of credit of $0.6 billion as of first quarter 2022.
The Corporation distributed a total of $3.8 billion to shareholders in the first three months of 2022 through dividends.
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
Litigation and other contingencies are discussed in Note 3 to the unaudited condensed consolidated financial statements.

TAXES

	Three Months Ended March 31,
	2022	2021
	(millions of dollars)
Income taxes	2,806	796
Effective income tax rate	40%	33%
Total other taxes and duties (1)	8,449	7,283
Total	11,255	8,079

(1)Includes “Other taxes and duties” plus taxes that are included in “Production and manufacturing expenses” and “Selling, general and administrative expenses”.

Total taxes were $11.3 billion for the first quarter of 2022, an increase of $3.2 billion from 2021. Income tax expense was $2.8 billion compared to $0.8 billion in the prior year reflecting higher commodity prices. The effective income tax rate of 40 percent compared to 33 percent in the prior year period primarily due to a change in mix of results in jurisdictions with varying tax rates. Total other taxes and duties increased by $1.2 billion to $8.4 billion.
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
On March 4, 2022, the Corporation also filed a refund suit for tax years 2010-2011 in District Court with respect to the positions at issue for those years. The Corporation has not recognized asserted penalties for 2010-2011 as an expense because the Corporation does not expect the penalties to be sustained under applicable law. Unfavorable resolution of all positions at issue with the IRS would not have a material adverse effect on the Corporation’s operations or financial condition.

CAPITAL AND EXPLORATION EXPENDITURES

	Three Months Ended March 31,
	2022	2021
	(millions of dollars)
Upstream (including exploration expenses)	3,879	2,357
Downstream	577	470
Chemical	448	306
Other	—	—
Total	4,904	3,133

Capital and exploration expenditures in the first quarter of 2022 were $4.9 billion, up 57 percent from the first quarter of 2021. The Corporation plans to invest in the range of $21 billion to $24 billion in 2022. Actual spending could vary depending on the progress of individual projects and property acquisitions.

FORWARD-LOOKING STATEMENTS
Statements related to outlooks; projections; descriptions of strategic, operating, and financial plans and objectives; statements of future ambitions and plans; and other statements of future events or conditions, are forward-looking statements. Actual future results, including financial and operating performance; total capital expenditures and mix, including allocations of capital to low carbon solutions; cost reductions and efficiency gains, including the ability to meet or exceed announced cost and expense reduction objectives; cash flow, dividends and shareholder returns, including the timing and amounts of share repurchases; future debt levels and credit ratings; business and project plans, timing, costs, capacities and returns; and resource recoveries and production rates could differ materially due to a number of factors. These include global or regional changes in the supply and demand for oil, natural gas, petrochemicals, and feedstocks and other market conditions that impact prices and differentials for our products; variable impacts of trading activities on our margins and results each quarter; actions of competitors and commercial counterparties; the outcome of commercial negotiations, including final agreed terms and conditions; the ability to access debt markets; the ultimate impacts of COVID-19, including the extent and nature of further outbreaks and the effects of government responses on people and economies; reservoir performance, including variability and timing factors applicable to unconventional resources; the outcome of exploration projects; timely completion of development and other construction projects; final management approval of future projects and any changes in the scope, terms, or costs of such projects as approved; changes in law, taxes, or regulation including environmental regulations, trade sanctions, and timely granting of governmental permits and certifications; government policies and support and market demand for low carbon technologies; war, and other political or security disturbances; opportunities for potential investments or divestments and satisfaction of applicable conditions to closing, including regulatory approvals; the capture of efficiencies within and between business lines and the ability to maintain near-term cost reductions as ongoing efficiencies; unforeseen technical or operating difficulties and unplanned maintenance; the development and competitiveness of alternative energy and emission reduction technologies; the results of research programs and the ability to bring new technologies to commercial scale on a cost-competitive basis; and other factors discussed under Item 1A. Risk Factors of ExxonMobil’s 2021 Form 10-K.
The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information about market risks for the three months ended March 31, 2022, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2021.

Item 4. Controls and Procedures

As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of March 31, 2022. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
ExxonMobil has elected to use a $1 million threshold for disclosing environmental proceedings.
On February 22, 2022, the Oil Conservation Division of the New Mexico Department of Energy, Minerals and Natural Resources (the “Department”) announced that it issued notices of violation and cumulative associated administrative civil penalties of $2,247,100 to XTO Permian Operating, LLC (“XTO”) alleging XTO failed to comply with certain operational and reporting requirements relating to four salt water disposal wells. A hearing is scheduled for May 18, 2022, but may be delayed by the Department in order to negotiate a potential resolution.
Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities for Quarter Ended March 31, 2022
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Billions of dollars)
January 2022	5,764,362	$70.75	5,639,871	$29.6
February 2022	8,320,607	$78.69	8,320,607	$28.9
March 2022	12,197,886	$82.32	12,197,886	$27.9
Total	26,282,855	$78.63	26,158,364

During the first quarter, the Corporation did not issue or sell any unregistered equity securities.
(1) Includes shares withheld from participants in the company's incentive program for personal income taxes.
(2) In its earnings release dated April 29, 2022, the Corporation stated that the company has increased its share repurchase program from up to $10 billion to a total of up to $30 billion through 2023. Purchases in the first quarter of 2022 were made under terms intended to qualify for exemption under Rules 10b-18 and 10b5-1.

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

EXXON MOBIL CORPORATION
Date: May 4, 2022	By:	/s/ LEN M. FOX
Len M. Fox
Vice President, Controller and
Principal Accounting Officer