Form 10-Q
period 2022-06-30
EXXON MOBIL CORP
filed 2022-08-03
CIK 34088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2022
Common stock, without par value	4,167,636,295

EXXON MOBIL CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars, unless noted)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues and other income
Sales and other operating revenue	111,265	65,943	198,999	123,495
Income from equity affiliates	3,688	1,436	6,226	2,909
Other income	728	363	956	485
Total revenues and other income	115,681	67,742	206,181	126,889
Costs and other deductions
Crude oil and product purchases	65,613	37,329	118,001	69,930
Production and manufacturing expenses	10,686	8,471	20,927	16,533
Selling, general and administrative expenses	2,530	2,345	4,939	4,773
Depreciation and depletion (including impairments)	4,451	4,952	13,334	9,956
Exploration expenses, including dry holes	286	176	459	340
Non-service pension and postretirement benefit expense	120	162	228	540
Interest expense	194	254	382	512
Other taxes and duties	6,868	7,746	14,422	14,406
Total costs and other deductions	90,748	61,435	172,692	116,990
Income (loss) before income taxes	24,933	6,307	33,489	9,899
Income taxes	6,359	1,526	9,165	2,322
Net income (loss) including noncontrolling interests	18,574	4,781	24,324	7,577
Net income (loss) attributable to noncontrolling interests	724	91	994	157
Net income (loss) attributable to ExxonMobil	17,850	4,690	23,330	7,420

Earnings (loss) per common share (dollars)	4.21	1.10	5.49	1.74

Earnings (loss) per common share - assuming dilution (dollars)	4.21	1.10	5.49	1.74

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss) including noncontrolling interests	18,574	4,781	24,324	7,577

Other comprehensive income (loss) (net of income taxes)
Foreign exchange translation adjustment	(2,537)	423	(1,796)	572
Postretirement benefits reserves adjustment (excluding amortization)	155	(47)	260	121
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	102	215	195	593
Total other comprehensive income (loss)	(2,280)	591	(1,341)	1,286
Comprehensive income (loss) including noncontrolling interests	16,294	5,372	22,983	8,863
Comprehensive income (loss) attributable to noncontrolling interests	547	178	906	324
Comprehensive income (loss) attributable to ExxonMobil	15,747	5,194	22,077	8,539

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars, unless noted)	June 30, 2022	December 31, 2021

ASSETS
Current assets
Cash and cash equivalents	18,861	6,802
Notes and accounts receivable – net	48,063	32,383
Inventories
Crude oil, products and merchandise	19,580	14,519
Materials and supplies	4,005	4,261
Other current assets	2,654	1,189
Total current assets	93,163	59,154
Investments, advances and long-term receivables	46,820	45,195
Property, plant and equipment – net	209,159	216,552
Other assets, including intangibles – net	18,632	18,022
Total Assets	367,774	338,923

LIABILITIES
Current liabilities
Notes and loans payable	7,367	4,276
Accounts payable and accrued liabilities	67,958	50,766
Income taxes payable	4,785	1,601
Total current liabilities	80,110	56,643
Long-term debt	39,516	43,428
Postretirement benefits reserves	17,408	18,430
Deferred income tax liabilities	20,807	20,165
Long-term obligations to equity companies	2,617	2,857
Other long-term obligations	22,808	21,717
Total Liabilities	183,266	163,240

Commitments and contingencies (Note 3)

EQUITY
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	16,018	15,746
Earnings reinvested	407,902	392,059
Accumulated other comprehensive income	(15,017)	(13,764)
Common stock held in treasury
(3,851 million shares at June 30, 2022 and 3,780 million shares at December 31, 2021)	(231,587)	(225,464)
ExxonMobil share of equity	177,316	168,577
Noncontrolling interests	7,192	7,106
Total Equity	184,508	175,683
Total Liabilities and Equity	367,774	338,923

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

(millions of dollars)	Six Months Ended June 30,
	2022	2021

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss) including noncontrolling interests	24,324	7,577
Depreciation and depletion (including impairments)	13,334	9,956
Changes in operational working capital, excluding cash and debt	(1,661)	1,573
All other items – net	(1,246)	(192)
Net cash provided by operating activities	34,751	18,914

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(7,748)	(5,147)
Proceeds from asset sales and returns of investments	1,232	557
Additional investments and advances	(643)	(613)
Other investing activities including collection of advances	150	132
Net cash used in investing activities	(7,009)	(5,071)

CASH FLOW FROM FINANCING ACTIVITIES
Additions to short-term debt	—	9,662
Reductions in short-term debt	(2,336)	(18,000)
Additions/(reductions) in debt with three months or less maturity	1,303	1,320
Contingent consideration payments	(58)	(28)
Cash dividends to ExxonMobil shareholders	(7,487)	(7,441)
Cash dividends to noncontrolling interests	(123)	(112)
Changes in noncontrolling interests	(697)	(207)
Common stock acquired	(5,986)	(1)
Net cash used in financing activities	(15,384)	(14,807)

Effects of exchange rate changes on cash	(299)	65
Increase/(decrease) in cash and cash equivalents	12,059	(899)
Cash and cash equivalents at beginning of period	6,802	4,364
Cash and cash equivalents at end of period	18,861	3,465

SUPPLEMENTAL DISCLOSURES
Income taxes paid	5,545	2,079
Cash interest paid
Included in cash flows from operating activities	352	466
Capitalized, included in cash flows from investing activities	388	313
Total cash interest paid	740	779

Noncash right of use assets recorded in exchange for lease liabilities
Operating leases	1,039	511
Finance leases	656	55

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

	ExxonMobil Share of Equity

(millions of dollars, unless noted)	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity

Balance as of March 31, 2021	15,884	382,953	(16,090)	(225,773)	156,974	7,127	164,101
Amortization of stock-based awards	126	—	—	—	126	—	126
Other	(4)	—	—	—	(4)	33	29
Net income (loss) for the period	—	4,690	—	—	4,690	91	4,781
Dividends - common shares	—	(3,721)	—	—	(3,721)	(60)	(3,781)
Other comprehensive income (loss)	—	—	504	—	504	87	591
Acquisitions, at cost	—	—	—	—	—	(293)	(293)
Dispositions	—	—	—	2	2	—	2
Balance as of June 30, 2021	16,006	383,922	(15,586)	(225,771)	158,571	6,985	165,556

Balance as of March 31, 2022	15,879	393,779	(12,914)	(227,529)	169,215	7,311	176,526
Amortization of stock-based awards	143	—	—	—	143	—	143
Other	(4)	—	—	—	(4)	(15)	(19)
Net income (loss) for the period	—	17,850	—	—	17,850	724	18,574
Dividends - common shares	—	(3,727)	—	—	(3,727)	(63)	(3,790)
Other comprehensive income (loss)	—	—	(2,103)	—	(2,103)	(177)	(2,280)
Acquisitions, at cost	—	—	—	(4,059)	(4,059)	(588)	(4,647)
Dispositions	—	—	—	1	1	—	1
Balance as of June 30, 2022	16,018	407,902	(15,017)	(231,587)	177,316	7,192	184,508

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021

Common Stock Share Activity (millions of shares)	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Balance as of March 31	8,019	(3,806)	4,213	8,019	(3,785)	4,234
Acquisitions	—	(45)	(45)	—	—	—
Dispositions	—	—	—	—	—	—
Balance as of June 30	8,019	(3,851)	4,168	8,019	(3,785)	4,234

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

	ExxonMobil Share of Equity

(millions of dollars, unless noted)	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity

Balance as of December 31, 2020	15,688	383,943	(16,705)	(225,776)	157,150	6,980	164,130
Amortization of stock-based awards	328	—	—	—	328	—	328
Other	(10)	—	—	—	(10)	86	76
Net income (loss) for the period	—	7,420	—	—	7,420	157	7,577
Dividends - common shares	—	(7,441)	—	—	(7,441)	(112)	(7,553)
Other comprehensive income (loss)	—	—	1,119	—	1,119	167	1,286
Acquisitions, at cost	—	—	—	(1)	(1)	(293)	(294)
Dispositions	—	—	—	6	6	—	6
Balance as of June 30, 2021	16,006	383,922	(15,586)	(225,771)	158,571	6,985	165,556

Balance as of December 31, 2021	15,746	392,059	(13,764)	(225,464)	168,577	7,106	175,683
Amortization of stock-based awards	281	—	—	—	281	—	281
Other	(9)	—	—	—	(9)	(1)	(10)
Net income (loss) for the period	—	23,330	—	—	23,330	994	24,324
Dividends - common shares	—	(7,487)	—	—	(7,487)	(123)	(7,610)
Other comprehensive income (loss)	—	—	(1,253)	—	(1,253)	(88)	(1,341)
Acquisitions, at cost	—	—	—	(6,126)	(6,126)	(696)	(6,822)
Dispositions	—	—	—	3	3	—	3
Balance as of June 30, 2022	16,018	407,902	(15,017)	(231,587)	177,316	7,192	184,508

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021

Common Stock Share Activity (millions of shares)	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Balance as of December 31	8,019	(3,780)	4,239	8,019	(3,786)	4,233
Acquisitions	—	(71)	(71)	—	—	—
Dispositions	—	—	—	—	1	1
Balance as of June 30	8,019	(3,851)	4,168	8,019	(3,785)	4,234

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Financial Statement Preparation
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

Note 2. Russia
In response to Russia’s military action in Ukraine, the Corporation announced in early 2022 that it plans to discontinue operations on the Sakhalin-1 project (“Sakhalin”) and develop steps to exit the venture. In light of this, an impairment assessment was conducted, and management determined that the carrying value of the asset group was not recoverable. As a result, the Corporation’s first quarter earnings included after-tax charges of $3.4 billion largely representing the impairment of its operations related to Sakhalin. On a before-tax basis, the charges amounted to $4.6 billion, substantially all of which is reflected in the line captioned “Depreciation and depletion (including impairments)” on the Condensed Consolidated Statement of Income. The Corporation's exit from the project would result in quantities estimated at 150 million oil-equivalent barrels no longer qualifying as proved reserves, which represented less than one percent of the Corporation's 18.5 billion oil-equivalent barrels of proved reserves at year-end 2021.

Note 3. Litigation and Other Contingencies
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
Other Contingencies
The Corporation and certain of its consolidated subsidiaries were contingently liable at June 30, 2022, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	June 30, 2022

(millions of dollars)	Equity Company Obligations (1)	Other Third-Party Obligations	Total
Guarantees
Debt-related	1,138	144	1,282
Other	757	5,903	6,660
Total	1,895	6,047	7,942

(1) ExxonMobil share
Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition.
The operations and earnings of the Corporation and its affiliates throughout the world have been, and may in the future be, affected from time to time in varying degree by political developments and laws and regulations, such as forced divestiture of assets; restrictions on production, imports and exports; price controls; tax increases and retroactive tax claims; expropriation of property; cancellation of contract rights; sanctions and environmental regulations. Both the likelihood of such occurrences and their overall effect upon the Corporation vary greatly from country to country and are not predictable.

Note 4. Other Comprehensive Income Information

ExxonMobil Share of Accumulated Other Comprehensive Income (millions of dollars)	Cumulative Foreign Exchange Translation Adjustment	Postretirement Benefits Reserves Adjustment	Total
Balance as of December 31, 2020	(10,614)	(6,091)	(16,705)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	425	119	544
Amounts reclassified from accumulated other comprehensive income	—	575	575
Total change in accumulated other comprehensive income	425	694	1,119
Balance as of June 30, 2021	(10,189)	(5,397)	(15,586)

Balance as of December 31, 2021	(11,499)	(2,265)	(13,764)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	(1,682)	245	(1,437)
Amounts reclassified from accumulated other comprehensive income	—	184	184
Total change in accumulated other comprehensive income	(1,682)	429	(1,253)
Balance as of June 30, 2022	(13,181)	(1,836)	(15,017)

(1) Cumulative Foreign Exchange Translation Adjustment includes net investment hedge gain/(loss) net of taxes of $327 million and $135 million in 2022 and 2021, respectively.

Amounts Reclassified Out of Accumulated Other Comprehensive Income - Before-tax Income/(Expense) (millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs
(Statement of Income line: Non-service pension and postretirement benefit expense)	(132)	(280)	(252)	(764)

Income Tax (Expense)/Credit For Components of Other Comprehensive Income (millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Foreign exchange translation adjustment	(68)	19	(90)	(34)
Postretirement benefits reserves adjustment (excluding amortization)	(83)	25	(123)	(33)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	(30)	(65)	(57)	(171)
Total	(181)	(21)	(270)	(238)

Note 5. Earnings Per Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings per common share
Net income (loss) attributable to ExxonMobil (millions of dollars)	17,850	4,690	23,330	7,420
Weighted average number of common shares outstanding (millions of shares)	4,233	4,276	4,248	4,274
Earnings (loss) per common share (dollars) (1)	4.21	1.10	5.49	1.74
Dividends paid per common share (dollars)	0.88	0.87	1.76	1.74

(1) The calculation of earnings (loss) per common share and earnings (loss) per common share – assuming dilution are the same in each period shown.

Note 6. Pension and Other Postretirement Benefits

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Components of net benefit cost
Pension Benefits - U.S.
Service cost	177	208	356	433
Interest cost	129	140	258	279
Expected return on plan assets	(140)	(181)	(280)	(361)
Amortization of actuarial loss/(gain)	39	61	78	122
Amortization of prior service cost	(7)	(6)	(14)	(12)
Net pension enhancement and curtailment/settlement cost	53	95	90	393
Net benefit cost	251	317	488	854

Pension Benefits - Non-U.S.
Service cost	145	198	295	393
Interest cost	157	135	317	265
Expected return on plan assets	(207)	(263)	(420)	(521)
Amortization of actuarial loss/(gain)	47	107	94	215
Amortization of prior service cost	11	14	23	29
Net pension enhancement and curtailment/settlement cost	(1)	—	(1)	12
Net benefit cost	152	191	308	393

Other Postretirement Benefits
Service cost	38	46	78	95
Interest cost	53	55	108	111
Expected return on plan assets	(4)	(4)	(7)	(9)
Amortization of actuarial loss/(gain)	—	19	3	38
Amortization of prior service cost	(10)	(10)	(21)	(21)
Net benefit cost	77	106	161	214

Note 7. Financial Instruments and Derivatives
The estimated fair value of financial instruments and derivatives at June 30, 2022 and December 31, 2021, and the related hierarchy level for the fair value measurement was as follows:

	June 30, 2022

	Fair Value
(millions of dollars)	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	6,269	2,935	—	9,204	(7,954)	(209)	—	1,041
Advances to/receivables from equity companies (2)(6)	—	2,511	5,017	7,528	—	—	666	8,194
Other long-term financial assets (3)	1,166	—	1,017	2,183	—	—	188	2,371

Liabilities
Derivative liabilities (4)	6,278	3,921	—	10,199	(7,954)	(218)	—	2,027
Long-term debt (5)	34,229	61	5	34,295	—	—	2,935	37,230
Long-term obligations to equity companies (6)	—	—	2,635	2,635	—	—	(18)	2,617
Other long-term financial liabilities (7)	—	—	742	742	—	—	51	793

	December 31, 2021

	Fair Value
(millions of dollars)	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	1,422	1,523	—	2,945	(1,930)	(28)	—	987
Advances to/receivables from equity companies (2)(6)	—	3,076	5,373	8,449	—	—	(123)	8,326
Other long-term financial assets (3)	1,134	—	1,058	2,192	—	—	181	2,373

Liabilities
Derivative liabilities (4)	1,701	2,594	—	4,295	(1,930)	(306)	—	2,059
Long-term debt (5)	44,454	88	3	44,545	—	—	(2,878)	41,667
Long-term obligations to equity companies (6)	—	—	3,084	3,084	—	—	(227)	2,857
Other long-term financial liabilities (7)	—	—	902	902	—	—	58	960

(1)	Included in the Balance Sheet lines: Notes and accounts receivable - net and Other assets, including intangibles - net
(2)	Included in the Balance Sheet line: Investments, advances and long-term receivables
(3)	Included in the Balance Sheet lines: Investments, advances and long-term receivables and Other assets, including intangibles - net
(4)	Included in the Balance Sheet lines: Accounts payable and accrued liabilities and Other long-term obligations
(5)	Excluding finance lease obligations
(6)	Advances to/receivables from equity companies and long-term obligations to equity companies are mainly designated as hierarchy level 3 inputs. The fair value is calculated by discounting the remaining obligations by a rate consistent with the credit quality and industry of the company.
(7)	Included in the Balance Sheet line: Other long-term obligations. Includes contingent consideration related to a prior year acquisition where fair value is based on expected drilling activities and discount rates.
At June 30, 2022 and December 31, 2021, respectively, the Corporation had $1,403 million and $641 million of collateral under master netting arrangements not offset against the derivatives on the Consolidated Balance Sheet, primarily related to initial margin requirements.
The Corporation may use non-derivative financial instruments, such as its foreign currency-denominated debt, as hedges of its net investments in certain foreign subsidiaries. Under this method, the change in the carrying value of the financial instruments due to foreign exchange fluctuations is reported in accumulated other comprehensive income. As of June 30, 2022, the

Corporation has designated $4.7 billion of its Euro-denominated long-term debt and related accrued interest as a net investment hedge of its European business. The net investment hedge is deemed to be perfectly effective.
The Corporation had undrawn short-term committed lines of credit of $10.6 billion, of which $10 billion will expire without renewal in the third quarter, and undrawn long-term committed lines of credit of $0.4 billion as of second quarter 2022.
Derivative Instruments
The Corporation’s size, strong capital structure, geographic diversity and the complementary nature of our business segments reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and to generate returns from trading. Commodity contracts held for trading purposes are presented in the Condensed Consolidated Statement of Income on a net basis in the line “Sales and other operating revenue". The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of June 30, 2022 and December 31, 2021, or results of operations for the periods ended June 30, 2022 and 2021.
Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity.
The net notional long/(short) position of derivative instruments at June 30, 2022 and December 31, 2021, was as follows:

(millions)	June 30, 2022	December 31, 2021
Crude oil (barrels)	47	82
Petroleum products (barrels)	(39)	(48)
Natural gas (MMBTUs)	(115)	(115)
Realized and unrealized gains/(losses) on derivative instruments that were recognized in the Condensed Consolidated Statement of Income are included in the following lines on a before-tax basis:

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales and other operating revenue	(1,413)	(1,088)	(3,948)	(1,600)
Crude oil and product purchases	—	(20)	(26)	(19)
Total	(1,413)	(1,108)	(3,974)	(1,619)

Note 8. Disclosures about Segments and Related Information
Effective April 1, 2022, the Corporation streamlined its business structure by combining the Chemical and Downstream businesses into a single business, Product Solutions. Product Solutions consists of three operating segments:
•Energy Products: Fuels, aromatics, and catalysts and licensing
•Chemical Products: Olefins, polyethylene, polypropylene, and intermediates
•Specialty Products: Finished lubricants, basestocks and waxes, synthetics, and elastomers and resins
Information disclosed in this note has been recast for the new segmentation.

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings (Loss) After Income Tax
Upstream
United States	3,749	663	6,125	1,026
Non-U.S.	7,622	2,522	9,734	4,713
Energy Products
United States	2,655	(278)	3,144	(510)
Non-U.S.	2,617	(578)	1,933	(1,267)
Chemical Products
United States	625	1,149	1,395	1,803
Non-U.S.	450	1,051	1,086	1,788
Specialty Products
United States	232	262	478	442
Non-U.S.	185	487	415	862
Corporate and Financing	(286)	(588)	(980)	(1,437)
Corporate total	17,850	4,690	23,330	7,420

Sales and Other Operating Revenue
Upstream
United States	3,958	1,726	6,614	3,611
Non-U.S.	7,101	3,792	13,444	6,886
Energy Products
United States	34,473	18,770	59,326	34,304
Non-U.S.	52,804	29,925	94,519	56,815
Chemical Products
United States	3,180	3,035	6,274	5,533
Non-U.S.	4,497	4,244	8,994	7,985
Specialty Products
United States	1,653	1,242	3,044	2,379
Non-U.S.	3,591	3,204	6,769	6,073
Corporate and Financing	8	5	15	(91)
Corporate total (1)	111,265	65,943	198,999	123,495

Intersegment Revenue
Upstream
United States	7,180	3,827	13,371	7,150
Non-U.S.	13,533	7,747	24,368	14,564
Energy Products
United States	8,348	4,102	15,197	7,263
Non-U.S.	10,848	5,186	19,610	10,085
Chemical Products
United States	2,558	1,461	4,325	2,806
Non-U.S.	1,600	929	3,107	1,751
Specialty Products
United States	713	584	1,272	1,080
Non-U.S.	195	160	419	320
Corporate and Financing	59	52	116	109

(1) See footnote on the next page

Geographic Sales and Other Operating Revenue
(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	43,264	24,773	75,258	45,827
Non-U.S.	68,001	41,170	123,741	77,668
Total (1)	111,265	65,943	198,999	123,495

Significant Non-U.S. revenue sources include: (2)
Canada	9,642	5,282	16,638	9,541
United Kingdom	8,306	3,815	15,854	6,758
France	5,265	3,247	9,622	6,029
Singapore	4,774	3,515	9,096	6,950
Italy	3,063	2,466	5,898	4,331
Belgium	3,041	2,192	5,877	4,181
Australia	3,205	2,019	5,661	3,748

(1) Includes approximately 23% and 15% related to revenue outside the scope of ASC 606 "Revenue from Contracts with Customers" for the three months ended June 30, 2022 and June 30, 2021, respectively, and 22% and 16% for the six months ended June 30, 2022 and June 30, 2021, respectively. Trade receivables in Notes and accounts receivable – net reported on the Balance Sheet include both receivables within the scope of ASC 606 and those outside the scope of ASC 606. Revenue and receivables outside the scope of ASC 606 primarily relate to physically settled commodity contracts accounted for as derivatives. Credit quality and type of customer are generally similar between those revenues and receivables within the scope of ASC 606 and those outside it.

(2) Revenue is determined by primary country of operations. Excludes certain sales and other operating revenues in Non-U.S. operations where attribution to a specific country is not practicable.

Note 9. Divestment Activities
In February 2022, the Corporation signed an agreement with Seplat Energy Offshore Limited for the sale of Mobil Producing Nigeria Unlimited. The agreement is subject to certain conditions precedent and government approvals. In early July, a Nigerian court issued an order to halt transition activities and enter into arbitration with the Nigerian National Petroleum Company. The closing date and any loss on sale will depend on resolution of these matters.
In May 2022, the Corporation signed an agreement for the sale of ExxonMobil Exploration and Production Romania, consisting of certain unproved Upstream assets, to Romgaz S.A. The transaction closed in the third quarter, and the Corporation will recognize a gain on the sale of approximately $300 million.
In June 2022, the Corporation signed an agreement with Whitecap Resources Inc. for the sale of XTO Energy Canada, consisting of Upstream unconventional assets in central Alberta. The agreed sales price is subject to interim period adjustments from May 1, 2022 to the closing date. The transaction is anticipated to close in the third quarter, and the Corporation expects to recognize a gain on the sale of approximately $300 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
During the COVID-19 pandemic, industry investment to maintain and increase production capacity was restrained to preserve capital, resulting in underinvestment and supply tightness as demand for petroleum and petrochemical products recovered. In addition, industry rationalization of refining capacity resulted in more than 3 million barrels per day of capacity being taken offline. Across late 2021 and the first half of 2022, this dynamic, along with supply chain constraints, and a continuation of demand recovery led to a steady increase in oil and natural gas prices and refining margins. In the first half of 2022, tightness in the oil and natural gas markets was further exacerbated by Russia’s invasion of Ukraine and subsequent sanctions imposed upon business and other activities in Russia. The price of Brent crude oil and certain regional natural gas indicators increased to levels not seen for several years, and both natural gas realizations and industry refining margins improved to levels well above the 10-year range. By the end of the second quarter, high prices had led to a tempering of demand for some products. Commodity and product prices are expected to remain volatile given the current global economic uncertainty and geopolitical events affecting supply and demand.
In response to Russia’s military action in Ukraine, the Corporation announced in early 2022 that it plans to discontinue operations on the Sakhalin-1 project (“Sakhalin”) and develop steps to exit the venture. The Corporation remains focused on protecting the safety of employees, operations, and the environment. The Corporation is complying with all applicable laws and sanctions and is currently engaged in transitioning Sakhalin-1 operating activities to another party.
The Corporation’s first quarter results included after-tax charges of $3.4 billion largely representing the impairment of its operations related to Sakhalin (see Note 2 to Condensed Consolidated Financial Statements). Efforts to transition operatorship to a third party and exit the venture are expected to result in minimal hydrocarbon sales and cash flows for the Corporation’s account in future periods. For reference, excluding the impact of impairments and other charges, after-tax earnings related to the Corporation’s interest in Sakhalin during the first half of 2022 were approximately $0.3 billion, and combined oil and gas production was approximately 45 thousand oil-equivalent barrels per day. The Corporation's exit from the project would result in quantities estimated at 150 million oil-equivalent barrels no longer qualifying as proved reserves, which represented less than one percent of the Corporation's 18.5 billion oil-equivalent barrels of proved reserves at year-end 2021.
The Corporation holds a 25% interest in Tengizchevroil, LLP (TCO), which operates the Tengiz and Korolev oil fields in Kazakhstan, and holds a 16.8% working interest in the Kashagan field in Kazakhstan. Oil production from those operations is exported through the Caspian Pipeline Consortium (CPC) pipeline, in which the Corporation holds a 7.5% interest. CPC traverses parts of Kazakhstan and Russia to tanker-loading facilities on the Russian coast of the Black Sea. In the event that existing sanctions related to Russia’s military actions in Ukraine expand, new sanctions are imposed, countermeasures are employed by the Russian Federation, or other direct or indirect impacts arise, it is possible that the transportation of Kazakhstan oil through the CPC pipeline could be disrupted, curtailed, temporarily suspended, or otherwise restricted. In such a case, the Corporation could experience a loss of cash flows of uncertain duration. For reference, after-tax earnings related to the Corporation’s interests in Kazakhstan for the first half of 2022 were $1.5 billion, and its share of combined oil and gas production was approximately 250 thousand oil-equivalent barrels per day.
Effective April 1, 2022, the Corporation streamlined its business structure by combining the Chemical and Downstream businesses into a single business, Product Solutions. The new business is focused on growing high-value products, improving competitiveness and leading in sustainability. Product Solutions consists of three operating segments:
•Energy Products: Fuels, aromatics, and catalysts and licensing
•Chemical Products: Olefins, polyethylene, polypropylene, and intermediates
•Specialty Products: Finished lubricants, basestocks and waxes, synthetics, and elastomers and resins
Further information on financial performance related to the new segments are disclosed in Management's Discussion and Analysis and Note 8 to the Condensed Consolidated Financial Statements.

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

Three Months Ended June 30, 2022	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	3,749	7,622	2,655	2,617	625	450	232	185	(286)	17,850
Identified Items
Gain/(loss) on sale of assets	299	—	—	—	—	—	—	—	—	299
Earnings (loss) excluding Identified Items	3,450	7,622	2,655	2,617	625	450	232	185	(286)	17,551

Three Months Ended June 30, 2021	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	663	2,522	(278)	(578)	1,149	1,051	262	487	(588)	4,690
Identified Items
Severance charges	—	—	—	—	—	—	—	—	(12)	(12)
Earnings (loss) excluding Identified Items	663	2,522	(278)	(578)	1,149	1,051	262	487	(576)	4,702

Six Months Ended June 30, 2022	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	6,125	9,734	3,144	1,933	1,395	1,086	478	415	(980)	23,330
Identified Items
Impairments	—	(2,877)	—	—	—	—	—	—	(98)	(2,975)
Gain/(loss) on sale of assets	299	—	—	—	—	—	—	—	—	299
Other - Russia impacts	—	(378)	—	—	—	—	—	—	—	(378)
Earnings (loss) excluding Identified Items	5,826	12,989	3,144	1,933	1,395	1,086	478	415	(882)	26,384

Six Months Ended June 30, 2021	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	1,026	4,713	(510)	(1,267)	1,803	1,788	442	862	(1,437)	7,420
Identified Items
Severance charges	—	—	—	—	—	—	—	—	(43)	(43)
Earnings (loss) excluding Identified Items	1,026	4,713	(510)	(1,267)	1,803	1,788	442	862	(1,394)	7,463
References in this discussion to Corporate earnings (loss) mean net income (loss) attributable to ExxonMobil (U.S. GAAP) from the Condensed Consolidated Statement of Income. Unless otherwise indicated, references to earnings (loss), Upstream, Energy Products, Chemical Products, Specialty Products, and Corporate and Financing segment earnings (loss), and earnings (loss) per share are ExxonMobil's share after excluding amounts attributable to noncontrolling interests.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

REVIEW OF SECOND QUARTER 2022 RESULTS
ExxonMobil’s second quarter 2022 earnings were $17.9 billion, or $4.21 per diluted share, compared with earnings of $4.7 billion a year earlier. The increase in earnings was driven by higher Upstream realizations and Energy Products margins. Capital and exploration expenditures were $4.6 billion, up $0.8 billion from second quarter 2021.
Earnings for the first six months of 2022 were $23.3 billion, or $5.49 per diluted share, compared with $7.4 billion a year earlier. Capital and exploration expenditures were $9.5 billion, up $2.6 billion from 2021. The Corporation distributed $7.5 billion in dividends to shareholders and repurchased $6.1 billion of common stock.

UPSTREAM

Upstream Financial Results

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings (loss) (U.S. GAAP)
United States	3,749	663	6,125	1,026
Non-U.S.	7,622	2,522	9,734	4,713
Total	11,371	3,185	15,859	5,739

Identified Items (1)
United States	299	—	299	—
Non-U.S.	—	—	(3,255)	—
Total	299	—	(2,956)	—

Earnings (loss) excluding Identified Items (1)
United States	3,450	663	5,826	1,026
Non-U.S.	7,622	2,522	12,989	4,713
Total	11,072	3,185	18,815	5,739

Upstream Second Quarter Earnings Factor Analysis
(millions of dollars)
Price – Higher realizations increased earnings by $7,900 million as average realizations for crude oil increased 71%, while natural gas realizations increased 186%.
Volume/Mix – Higher volumes increased earnings by $440 million, reflecting growth in Guyana and Permian and eased curtailments, partly offset by downtime, lower entitlements, and decline.
Other – All other items decreased earnings by $450 million due to divestment-related impairments and absence of prior year one-time tax impacts.
Identified Items (1) – 2Q 2022 $299 million gain on the sale of U.S. Barnett Shale assets.
(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.

Upstream Year-to-Date Earnings Factor Analysis
(millions of dollars)
Price – Higher realizations increased earnings by $13,830 million as average realizations for crude oil increased 69% and natural gas realizations increased 161%.
Volume/Mix – Unfavorable volume and mix effects decreased earnings by $380 million, reflecting impacts from the reduced Groningen gas production limit in Netherlands, higher downtime including the effects of weather in the first quarter, and lower entitlements due to prices, partly offset by growth in Permian and Guyana.
Other – All other items decreased earnings by $370 million due to divestment-related impairments and the absence of prior year one-time tax impacts.
Identified Items (1) – 2022 $(2,956) million loss as a result of the company's plans to discontinue operations on the Russia Sakhalin-1 project, partly offset by a gain on the sale of U.S. Barnett Shale assets.
(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.

Upstream Operational Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net production of crude oil, natural gas liquids, bitumen and synthetic oil (thousands of barrels daily)
United States	777	687	765	676
Canada/Other Americas	556	529	516	552
Europe	4	16	4	25
Africa	224	254	240	254
Asia	691	669	714	680
Australia/Oceania	46	45	43	42
Worldwide	2,298	2,200	2,282	2,229

Net natural gas production available for sale (millions of cubic feet daily)
United States	2,699	2,804	2,738	2,786
Canada/Other Americas	180	189	180	203
Europe	825	654	798	1,026
Africa	67	46	63	35
Asia	3,320	3,433	3,330	3,515
Australia/Oceania	1,515	1,168	1,421	1,166
Worldwide	8,606	8,294	8,530	8,731

Oil-equivalent production (1) (thousands of oil-equivalent barrels daily)	3,732	3,582	3,704	3,684

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.
2Q 2022 versus 2Q 2021
Liquids production – 2.3 million barrels per day increased 98 thousand barrels per day from 2Q 2021, reflecting growth in Permian and Guyana and easing government-mandated curtailments, partly offset by lower entitlements due to higher prices, higher downtime, and divestments.
Natural gas production available for sale – 8.6 billion cubic feet per day increased 312 million cubic feet per day from 2Q 2021, reflecting reduced scheduled maintenance, partly offset by lower entitlements and divestments.

YTD 2022 versus YTD 2021
Liquids production – 2.3 million barrels per day increased 53 thousand barrels per day from 2021, reflecting growth in Permian and Guyana and easing government-mandated curtailments, partly offset by lower entitlements due to higher prices, higher downtime including the effects of weather in the first quarter of 2022, and divestments.
Natural gas production available for sale – 8.5 billion cubic feet per day decreased 201 million cubic feet per day from 2021, reflecting impacts from the reduced Groningen production limit, divestments, and entitlements.

Upstream Additional Information

(thousands of barrels daily)	Three Months Ended June 30	Six Months Ended June 30
Volumes reconciliation (Oil-equivalent production) (1)
2021	3,582	3,684
Entitlements - Net Interest	(27)	(29)
Entitlements - Price / Spend / Other	(57)	(48)
Government Mandates	90	101
Divestments	(28)	(46)
Other	172	42
2022	3,732	3,704

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
Government Mandates are changes to ExxonMobil's sustainable production levels as a result of temporary non-operational production limits or sanctions imposed by governments, generally upon a country, sector, type or method of production.
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

ENERGY PRODUCTS

Energy Products Financial Results

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings (loss) (U.S. GAAP)
United States	2,655	(278)	3,144	(510)
Non-U.S.	2,617	(578)	1,933	(1,267)
Total	5,273	(856)	5,077	(1,777)

Earnings (loss) excluding Identified Items (1)
United States	2,655	(278)	3,144	(510)
Non-U.S.	2,617	(578)	1,933	(1,267)
Total	5,273	(856)	5,077	(1,777)

(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.

Energy Products Second Quarter Earnings Factor Analysis
(millions of dollars)
Margins – Higher margins increased earnings by $5,770 million due to improved industry refining margins and favorable derivative mark-to-market effects.
Volume/Mix – Favorable volume and mix effects increased earnings by $280 million, primarily as a result of lower scheduled maintenance and turnaround activity.
Other – All other items increased earnings by $80 million.

Energy Products Year-to-Date Earnings Factor Analysis
(millions of dollars)
Margins – Higher margins increased earnings by $5,960 million driven by an increase in industry refining margins.
Volume/Mix – Favorable volume and mix effects increased earnings by $580 million, mainly as a result of lower scheduled maintenance and turnaround activity.
Other – All other items increased earnings by $310 million, primarily due to the absence of terminal conversion impacts in the prior year.

Energy Products Operational Results

(thousands of barrels daily)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Refinery throughput
United States	1,686	1,532	1,686	1,532
Canada	413	332	406	348
Europe	1,164	1,223	1,179	1,188
Asia Pacific	532	607	534	576
Other	193	164	180	161
Worldwide	3,988	3,858	3,985	3,805

Energy Products sales (1)
United States	2,452	2,230	2,358	2,153
Non-U.S.	2,858	2,776	2,853	2,766
Worldwide	5,310	5,006	5,211	4,920

Gasoline, naphthas	2,208	2,117	2,161	2,057
Heating oils, kerosene, diesel oils	1,755	1,704	1,739	1,698
Aviation fuels	350	201	319	192
Heavy fuels	228	275	238	266
Other energy products	769	709	753	707

(1) Data reported net of purchases/sales contracts with the same counterparty.

CHEMICAL PRODUCTS

Chemical Products Financial Results

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings (loss) (U.S. GAAP)
United States	625	1,149	1,395	1,803
Non-U.S.	450	1,051	1,086	1,788
Total	1,076	2,200	2,481	3,591

Earnings (loss) excluding Identified Items (1)
United States	625	1,149	1,395	1,803
Non-U.S.	450	1,051	1,086	1,788
Total	1,076	2,200	2,481	3,591

(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.

Chemical Products Second Quarter Earnings Factor Analysis
(millions of dollars)
Margins – Lower margins decreased earnings by $960 million, reflecting higher feed and energy costs only partly offset by price increases.
Volume/Mix – Higher volumes increased earnings by $40 million.
Other – All other items decreased earnings by $200 million, primarily driven by unfavorable foreign exchange, higher growth-related expenses, and increased planned maintenance.

Chemical Products Year-to-Date Earnings Factor Analysis
(millions of dollars)
Margins – Lower margins decreased earnings by $910 million, reflecting higher feed and energy costs, partly offset by price increases.
Volume/Mix – Higher volumes increased earnings by $130 million, primarily due to higher U.S. sales including the start-up of the chemical complex in Corpus Christi, Texas.
Other – All other items decreased earnings by $330 million, primarily driven by higher growth-related expenses, increased planned maintenance, and unfavorable foreign exchange effects.

Chemical Products Operational Results

(thousands of metric tons)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Chemical Products sales (1)
United States	1,998	1,782	4,030	3,403
Non-U.S.	2,812	2,949	5,798	6,093
Worldwide	4,811	4,731	9,829	9,496

(1) Data reported net of purchases/sales contracts with the same counterparty.

SPECIALTY PRODUCTS

Specialty Products Financial Results

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings (loss) (U.S. GAAP)
United States	232	262	478	442
Non-U.S.	185	487	415	862
Total	417	750	893	1,304

Earnings (loss) excluding Identified Items (1)
United States	232	262	478	442
Non-U.S.	185	487	415	862
Total	417	750	893	1,304

(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.

Specialty Products Second Quarter Earnings Factor Analysis
(millions of dollars)
Margins – Lower margins decreased earnings by $210 million, primarily related to lower industry basestock margins.
Volume/Mix – Unfavorable volume mix effects decreased earnings by $90 million, primarily driven by higher scheduled maintenance.
Other – All other items decreased earnings by $30 million.

Specialty Products Year-to-Date Earnings Factor Analysis
(millions of dollars)
Margins – Lower margins decreased earnings by $360 million, primarily related to lower industry basestock margins as a result of increased feed costs.
Volume/Mix – Unfavorable volume mix effects decreased earnings by $60 million driven by higher scheduled maintenance.
Other – All other items increased earnings by $10 million.

Specialty Products Operational Results

(thousands of metric tons)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Specialty Products sales (1)
United States	590	495	1,111	1,005
Non-U.S.	1,511	1,447	2,995	2,932
Worldwide	2,100	1,942	4,107	3,936

(1) Data reported net of purchases/sales contracts with the same counterparty.

CORPORATE AND FINANCING

Corporate and Financing Financial Results

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings (loss) (U.S. GAAP)	(286)	(588)	(980)	(1,437)
Identified Items (1)	—	(12)	(98)	(43)
Earnings (loss) excluding Identified Items (1)	(286)	(576)	(882)	(1,394)

(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.
Corporate and Financing expenses were $286 million for the second quarter of 2022, $302 million lower than the second quarter of 2021, reflecting favorable one-time tax impacts.
Corporate and Financing expenses were $980 million for the first six months of 2022, $457 million lower than 2021.

LIQUIDITY AND CAPITAL RESOURCES

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net cash provided by/(used in)
Operating activities			34,751	18,914
Investing activities			(7,009)	(5,071)
Financing activities			(15,384)	(14,807)
Effect of exchange rate changes			(299)	65
Increase/(decrease) in cash and cash equivalents			12,059	(899)

Cash and cash equivalents (at end of period)			18,861	3,465

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	19,963	9,650	34,751	18,914
Proceeds associated with sales of subsidiaries, property, plant & equipment, and sales and returns of investments	939	250	1,232	557
Cash flow from operations and asset sales	20,902	9,900	35,983	19,471

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.
Cash flow from operations and asset sales in the second quarter of 2022 was $20.9 billion, an increase of $11.0 billion from the comparable 2021 period primarily reflecting higher earnings.
Cash provided by operating activities totaled $34.8 billion for the first six months of 2022, $15.8 billion higher than 2021. Net income including noncontrolling interests was $24.3 billion, an increase of $16.7 billion from the prior year period. The adjustment for the noncash provision of $13.3 billion for depreciation and depletion was up $3.4 billion from 2021. Changes in operational working capital were a reduction of $1.7 billion, compared to a contribution of $1.6 billion in the prior year period. All other items net decreased cash flows by $1.2 billion in 2022 versus a reduction of $0.2 billion in 2021. See the Condensed Consolidated Statement of Cash Flows for additional details.
Investing activities for the first six months of 2022 used net cash of $7.0 billion, an increase of $1.9 billion compared to the prior year. Spending for additions to property, plant and equipment of $7.7 billion was $2.6 billion higher than 2021. Proceeds from asset sales were $1.2 billion compared to $0.6 billion in the prior year period. Net investments and advances were essentially flat with prior year.
Net cash used in financing activities was $15.4 billion in the first six months of 2022, including $6.1 billion for the purchase of 71.1 million shares of ExxonMobil stock, as part of the previously announced buyback program. This compares to net cash used in financing activities of $14.8 billion in the prior year, reflecting long-term debt repayments of $7.0 billion during the first six months of 2021.
Total debt at the end of the second quarter of 2022 was $46.9 billion compared to $47.7 billion at year-end 2021. The Corporation's debt to total capital ratio was 20.3 percent at the end of the second quarter of 2022 compared to 21.4 percent at year-end 2021. The net debt to capital ratio was 13.2 percent at the end of the second quarter, a decrease of 5.7 percentage points from year-end 2021. The Corporation's capital allocation priorities continue to be investing in advantaged projects, strengthening the balance sheet and paying a reliable dividend.
The Corporation has access to significant capacity of long-term and short-term liquidity. In addition to cash balances, commercial paper continues to provide short-term liquidity, and is reflected in "Notes and loans payable" on the Consolidated Balance Sheet. Cash and cash equivalents was $18.9 billion at the end of the second quarter of 2022. The Corporation had undrawn short-term committed lines of credit of $10.6 billion, of which $10 billion will expire without renewal in the third quarter, and undrawn long-term committed lines of credit of $0.4 billion as of second quarter 2022.
The Corporation distributed a total of $7.5 billion to shareholders in the first six months of 2022 through dividends.
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
Litigation and other contingencies are discussed in Note 3 to the unaudited condensed consolidated financial statements.

TAXES

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income taxes	6,359	1,526	9,165	2,322
Effective income tax rate	31%	30%	34%	31%
Total other taxes and duties (1)	7,779	8,441	16,228	15,724
Total	14,138	9,967	25,393	18,046

(1) Includes “Other taxes and duties” plus taxes that are included in “Production and manufacturing expenses” and “Selling, general and administrative expenses”.
Total taxes were $14.1 billion for the second quarter of 2022, an increase of $4.2 billion from 2021. Income tax expense was $6.4 billion compared to $1.5 billion in the prior year reflecting higher commodity prices. The effective income tax rate of 31 percent compared to 30 percent in the prior year period. Total other taxes and duties decreased by $0.7 billion to $7.8 billion.
Total taxes were $25.4 billion for the first six months of 2022, an increase of $7.3 billion from 2021. Income tax expense increased by $6.8 billion to $9.2 billion reflecting higher commodity prices. The effective income tax rate of 34 percent compared to 31 percent in the prior year period primarily due to a change in mix of results in jurisdictions with varying tax rates and the impact of one-time items. Total other taxes and duties increased by $0.5 billion to $16.2 billion.
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

CAPITAL AND EXPLORATION EXPENDITURES

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Upstream (including exploration expenses)	3,627	2,817	7,506	5,174
Energy Products	506	429	1,072	878
Chemical Products	419	512	855	811
Specialty Products	56	44	79	72
Other	1	1	1	1
Total	4,609	3,803	9,513	6,936
Capital and exploration expenditures in the second quarter of 2022 were $4.6 billion, up 21 percent from the second quarter of 2021.
Capital and exploration expenditures in the first six months of 2022 were $9.5 billion, up 37 percent from the first six months of 2021. The Corporation plans to invest in the range of $21 billion to $24 billion in 2022. Actual spending could vary depending on the progress of individual projects and property acquisitions.

FORWARD-LOOKING STATEMENTS
Statements related to outlooks; projections; descriptions of strategic, operating, and financial plans and objectives; statements of future ambitions and plans; and other statements of future events or conditions, are forward-looking statements. Actual future results, including financial and operating performance; total capital expenditures and mix, including allocations of capital to low carbon solutions; cost reductions and efficiency gains, including the ability to offset inflationary pressure; plans to reduce future emissions and emissions intensity; timing and outcome of projects to capture and store CO2, produced biofuels, and use of plastic waste as recycling feedstock; timing and outcome of hydrogen projects; cash flow, dividends and shareholder returns, including the timing and amounts of share repurchases; future debt levels and credit ratings; business and project plans, timing, costs, capacities and returns; and resource recoveries and production rates could differ materially due to a number of factors. These include global or regional changes in the supply and demand for oil, natural gas, petrochemicals, and feedstocks and other market conditions that impact prices and differentials for our products; variable impacts of trading activities on our margins and results each quarter; actions of competitors and commercial counterparties; the outcome of commercial negotiations, including final agreed terms and conditions; the ability to access debt markets; the ultimate impacts of COVID-19, including the extent and nature of further outbreaks and the effects of government responses on people and economies; reservoir performance, including variability and timing factors applicable to unconventional resources; the outcome of exploration projects and decisions to invest in future reserves; timely completion of development and other construction projects; final management approval of future projects and any changes in the scope, terms, or costs of such projects as approved; changes in law, taxes, or regulation including environmental regulations, trade sanctions, and timely granting of governmental permits and certifications; government policies and support and market demand for low carbon technologies; war, and other political or security disturbances; opportunities for potential investments or divestments and satisfaction of applicable conditions to closing, including regulatory approvals; the capture of efficiencies within and between business lines and the ability to maintain near-term cost reductions as ongoing efficiencies; unforeseen technical or operating difficulties and unplanned maintenance; the development and competitiveness of alternative energy and emission reduction technologies; the results of research programs and the ability to bring new technologies to commercial scale on a cost-competitive basis; and other factors discussed under Item 1A. Risk Factors of ExxonMobil’s 2021 Form 10-K.
Forward-looking and other statements regarding our environmental, social and other sustainability efforts and aspirations are not an indication that these statements are necessarily material to investors or requiring disclosure in our filing with the SEC. In addition, historical, current, and forward-looking environmental, social and sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future, including future rule-making.
The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the six months ended June 30, 2022, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2021.

ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of June 30, 2022. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ExxonMobil has elected to use a $1 million threshold for disclosing environmental proceedings.
Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities for Quarter Ended June 30, 2022

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Billions of dollars)
April 2022	13,118,849	$85.39	13,118,849	$26.8
May 2022	16,117,414	$90.83	16,113,008	$25.4
June 2022	15,691,398	$94.02	15,691,302	$23.9
Total	44,927,661	$90.36	44,923,159

(1) Includes shares withheld from participants in the company's incentive program for personal income taxes.
(2) In the first quarter, the average price paid per share was $78.63, which brings the full-year average price paid per share to $86.03.
(3) In its earnings release dated April 29, 2022, the Corporation stated that the company increased its share repurchase program from up to $10 billion to a total of up to $30 billion through 2023. Purchases in the second quarter of 2022 were made under terms intended to qualify for exemption under Rules 10b-18 and 10b5-1.
During the second quarter, the Corporation did not issue or sell any unregistered equity securities.

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

EXXON MOBIL CORPORATION
Date: August 3, 2022	By:	/s/ LEN M. FOX
Len M. Fox
Vice President, Controller and
Principal Accounting Officer