Form 10-Q
period 2022-09-30
EXXON MOBIL CORP
filed 2022-11-02
CIK 34088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2022
Common stock, without par value	4,118,293,421

EXXON MOBIL CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars, unless noted)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues and other income
Sales and other operating revenue	106,512	71,892	305,511	195,387
Income from equity affiliates	4,632	1,670	10,858	4,579
Other income	926	224	1,882	709
Total revenues and other income	112,070	73,786	318,251	200,675
Costs and other deductions
Crude oil and product purchases	60,197	39,745	178,198	109,675
Production and manufacturing expenses	11,317	8,719	32,244	25,252
Selling, general and administrative expenses	2,324	2,287	7,263	7,060
Depreciation and depletion (including impairments)	5,642	4,990	18,976	14,946
Exploration expenses, including dry holes (1)	218	190	677	530
Non-service pension and postretirement benefit expense	154	146	382	686
Interest expense	209	214	591	726
Other taxes and duties	6,587	7,889	21,009	22,295
Total costs and other deductions	86,648	64,180	259,340	181,170
Income (loss) before income taxes	25,422	9,606	58,911	19,505
Income taxes	5,224	2,664	14,389	4,986
Net income (loss) including noncontrolling interests	20,198	6,942	44,522	14,519
Net income (loss) attributable to noncontrolling interests	538	192	1,532	349
Net income (loss) attributable to ExxonMobil	19,660	6,750	42,990	14,170

Earnings (loss) per common share (dollars)	4.68	1.57	10.17	3.31

Earnings (loss) per common share - assuming dilution (dollars)	4.68	1.57	10.17	3.31

(1)	Includes $74 million related to the write-off of exploratory well costs in 2022 that were previously capitalized for greater than one year at December 31, 2021.

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) including noncontrolling interests	20,198	6,942	44,522	14,519

Other comprehensive income (loss) (net of income taxes)
Foreign exchange translation adjustment	(3,361)	(1,625)	(5,157)	(1,053)
Postretirement benefits reserves adjustment (excluding amortization)	108	184	368	305
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	128	196	323	789
Total other comprehensive income (loss)	(3,125)	(1,245)	(4,466)	41
Comprehensive income (loss) including noncontrolling interests	17,073	5,697	40,056	14,560
Comprehensive income (loss) attributable to noncontrolling interests	199	57	1,105	381
Comprehensive income (loss) attributable to ExxonMobil	16,874	5,640	38,951	14,179

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars, unless noted)	September 30, 2022	December 31, 2021

ASSETS
Current assets
Cash and cash equivalents	30,407	6,802
Cash and cash equivalents – restricted	57	—
Notes and accounts receivable – net	42,411	32,383
Inventories
Crude oil, products and merchandise	20,078	14,519
Materials and supplies	4,018	4,261
Other current assets	2,318	1,189
Total current assets	99,289	59,154
Investments, advances and long-term receivables	50,235	45,195
Property, plant and equipment – net	203,102	216,552
Other assets, including intangibles – net	17,526	18,022
Total Assets	370,152	338,923

LIABILITIES
Current liabilities
Notes and loans payable	6,182	4,276
Accounts payable and accrued liabilities	62,550	50,766
Income taxes payable	5,325	1,601
Total current liabilities	74,057	56,643
Long-term debt	39,246	43,428
Postretirement benefits reserves	16,799	18,430
Deferred income tax liabilities	21,274	20,165
Long-term obligations to equity companies	2,647	2,857
Other long-term obligations	23,086	21,717
Total Liabilities	177,109	163,240

Commitments and contingencies (Note 3)

EQUITY
Common stock without par value
(9,000 million shares authorized, 8,019 million shares issued)	16,106	15,746
Earnings reinvested	423,877	392,059
Accumulated other comprehensive income	(17,803)	(13,764)
Common stock held in treasury
(3,901 million shares at September 30, 2022 and 3,780 million shares at December 31, 2021)	(236,080)	(225,464)
ExxonMobil share of equity	186,100	168,577
Noncontrolling interests	6,943	7,106
Total Equity	193,043	175,683
Total Liabilities and Equity	370,152	338,923

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW

(millions of dollars)	Nine Months Ended September 30,
	2022	2021

CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss) including noncontrolling interests	44,522	14,519
Depreciation and depletion (including impairments)	18,976	14,946
Changes in operational working capital, excluding cash and debt	6	2,232
All other items – net	(4,328)	(692)
Net cash provided by operating activities	59,176	31,005

CASH FLOW FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(12,624)	(7,987)
Proceeds from asset sales and returns of investments	3,914	575
Additional investments and advances	(915)	(1,055)
Other investing activities including collection of advances	238	342
Net cash used in investing activities	(9,387)	(8,125)

CASH FLOW FROM FINANCING ACTIVITIES
Additions to long-term debt	55	46
Reductions in long-term debt	—	(4)
Additions to short-term debt	—	12,197
Reductions in short-term debt	(3,895)	(24,066)
Additions/(reductions) in debt with three months or less maturity	1,638	997
Contingent consideration payments	(58)	(28)
Cash dividends to ExxonMobil shareholders	(11,172)	(11,161)
Cash dividends to noncontrolling interests	(191)	(166)
Changes in noncontrolling interests	(1,074)	(278)
Common stock acquired	(10,480)	(1)
Net cash used in financing activities	(25,177)	(22,464)

Effects of exchange rate changes on cash	(950)	(12)
Increase/(decrease) in cash and cash equivalents	23,662	404
Cash and cash equivalents at beginning of period	6,802	4,364
Cash and cash equivalents at end of period	30,464	4,768

SUPPLEMENTAL DISCLOSURES
Income taxes paid	10,172	3,516
Cash interest paid
Included in cash flows from operating activities	660	818
Capitalized, included in cash flows from investing activities	605	478
Total cash interest paid	1,265	1,296

Noncash right of use assets recorded in exchange for lease liabilities
Operating leases	1,648	804
Finance leases	730	168

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

	ExxonMobil Share of Equity

(millions of dollars, unless noted)	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity

Balance as of June 30, 2021	16,006	383,922	(15,586)	(225,771)	158,571	6,985	165,556
Amortization of stock-based awards	99	—	—	—	99	—	99
Other	(1)	—	—	—	(1)	4	3
Net income (loss) for the period	—	6,750	—	—	6,750	192	6,942
Dividends - common shares	—	(3,720)	—	—	(3,720)	(54)	(3,774)
Other comprehensive income (loss)	—	—	(1,110)	—	(1,110)	(135)	(1,245)
Acquisitions, at cost	—	—	—	—	—	(75)	(75)
Dispositions	—	—	—	—	—	—	—
Balance as of September 30, 2021	16,104	386,952	(16,696)	(225,771)	160,589	6,917	167,506

Balance as of June 30, 2022	16,018	407,902	(15,017)	(231,587)	177,316	7,192	184,508
Amortization of stock-based awards	91	—	—	—	91	—	91
Other	(3)	—	—	—	(3)	(29)	(32)
Net income (loss) for the period	—	19,660	—	—	19,660	538	20,198
Dividends - common shares	—	(3,685)	—	—	(3,685)	(68)	(3,753)
Other comprehensive income (loss)	—	—	(2,786)	—	(2,786)	(339)	(3,125)
Acquisitions, at cost	—	—	—	(4,494)	(4,494)	(351)	(4,845)
Dispositions	—	—	—	1	1	—	1
Balance as of September 30, 2022	16,106	423,877	(17,803)	(236,080)	186,100	6,943	193,043

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021

Common Stock Share Activity (millions of shares)	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Balance as of June 30	8,019	(3,851)	4,168	8,019	(3,785)	4,234
Acquisitions	—	(50)	(50)	—	—	—
Dispositions	—	—	—	—	—	—
Balance as of September 30	8,019	(3,901)	4,118	8,019	(3,785)	4,234

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

	ExxonMobil Share of Equity

(millions of dollars, unless noted)	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity

Balance as of December 31, 2020	15,688	383,943	(16,705)	(225,776)	157,150	6,980	164,130
Amortization of stock-based awards	427	—	—	—	427	—	427
Other	(11)	—	—	—	(11)	90	79
Net income (loss) for the period	—	14,170	—	—	14,170	349	14,519
Dividends - common shares	—	(11,161)	—	—	(11,161)	(166)	(11,327)
Other comprehensive income (loss)	—	—	9	—	9	32	41
Acquisitions, at cost	—	—	—	(1)	(1)	(368)	(369)
Dispositions	—	—	—	6	6	—	6
Balance as of September 30, 2021	16,104	386,952	(16,696)	(225,771)	160,589	6,917	167,506

Balance as of December 31, 2021	15,746	392,059	(13,764)	(225,464)	168,577	7,106	175,683
Amortization of stock-based awards	372	—	—	—	372	—	372
Other	(12)	—	—	—	(12)	(30)	(42)
Net income (loss) for the period	—	42,990	—	—	42,990	1,532	44,522
Dividends - common shares	—	(11,172)	—	—	(11,172)	(191)	(11,363)
Other comprehensive income (loss)	—	—	(4,039)	—	(4,039)	(427)	(4,466)
Acquisitions, at cost	—	—	—	(10,620)	(10,620)	(1,047)	(11,667)
Dispositions	—	—	—	4	4	—	4
Balance as of September 30, 2022	16,106	423,877	(17,803)	(236,080)	186,100	6,943	193,043

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021

Common Stock Share Activity (millions of shares)	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Balance as of December 31	8,019	(3,780)	4,239	8,019	(3,786)	4,233
Acquisitions	—	(121)	(121)	—	—	—
Dispositions	—	—	—	—	1	1
Balance as of September 30	8,019	(3,901)	4,118	8,019	(3,785)	4,234

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

Note 2. Russia
In response to Russia’s military action in Ukraine, the Corporation announced in early 2022 that it planned to discontinue operations on the Sakhalin-1 project (“Sakhalin”) and develop steps to exit the venture. In light of this, an impairment assessment was conducted, and management determined that the carrying value of the asset group was not recoverable. As a result, the Corporation’s first quarter earnings included after-tax charges of $3.4 billion largely representing the full impairment of its operations related to Sakhalin. On a before-tax basis, the charges amounted to $4.6 billion, substantially all of which is reflected in the line captioned “Depreciation and depletion (including impairments)” on the Condensed Consolidated Statement of Income. Effective October 14, the Russian government unilaterally terminated the Corporation’s interests in Sakhalin-1, and the project has been transferred to a Russian operator. The Corporation's exit from the project results in quantities estimated at 150 million oil-equivalent barrels no longer qualifying as proved reserves, which represents less than one percent of the Corporation's 18.5 billion oil-equivalent barrels of proved reserves at year-end 2021.

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
Other Contingencies
The Corporation and certain of its consolidated subsidiaries were contingently liable at September 30, 2022, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	September 30, 2022

(millions of dollars)	Equity Company Obligations (1)	Other Third-Party Obligations	Total
Guarantees
Debt-related	1,239	154	1,393
Other	727	5,032	5,759
Total	1,966	5,186	7,152

(1) ExxonMobil share
Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. In the third quarter, the Corporation entered into a long-term purchase agreement with minimum annual payments of approximately $0.4 billion from 2025 through 2045. As of September 30, undiscounted commitments for leases not yet commenced totaled $2.5 billion for operating leases and $4.3 billion for finance leases.
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

Note 4. Other Comprehensive Income Information

ExxonMobil Share of Accumulated Other Comprehensive Income (millions of dollars)	Cumulative Foreign Exchange Translation Adjustment	Postretirement Benefits Reserves Adjustment	Total
Balance as of December 31, 2020	(10,614)	(6,091)	(16,705)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	(1,041)	289	(752)
Amounts reclassified from accumulated other comprehensive income	—	761	761
Total change in accumulated other comprehensive income	(1,041)	1,050	9
Balance as of September 30, 2021	(11,655)	(5,041)	(16,696)

Balance as of December 31, 2021	(11,499)	(2,265)	(13,764)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	(4,680)	335	(4,345)
Amounts reclassified from accumulated other comprehensive income	—	306	306
Total change in accumulated other comprehensive income	(4,680)	641	(4,039)
Balance as of September 30, 2022	(16,179)	(1,624)	(17,803)

(1) Cumulative Foreign Exchange Translation Adjustment includes net investment hedge gain/(loss) net of taxes of $551 million and $240 million in 2022 and 2021, respectively.

Amounts Reclassified Out of Accumulated Other Comprehensive Income - Before-tax Income/(Expense) (millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs
(Statement of Income line: Non-service pension and postretirement benefit expense)	(163)	(256)	(415)	(1,020)

Income Tax (Expense)/Credit For Components of Other Comprehensive Income (millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Foreign exchange translation adjustment	(61)	(26)	(151)	(60)
Postretirement benefits reserves adjustment (excluding amortization)	(82)	(76)	(205)	(109)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	(35)	(60)	(92)	(231)
Total	(178)	(162)	(448)	(400)

Note 5. Earnings Per Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings per common share
Net income (loss) attributable to ExxonMobil (millions of dollars)	19,660	6,750	42,990	14,170
Weighted average number of common shares outstanding (millions of shares)	4,185	4,276	4,227	4,275
Earnings (loss) per common share (dollars) (1)	4.68	1.57	10.17	3.31
Dividends paid per common share (dollars)	0.88	0.87	2.64	2.61

(1) The calculation of earnings (loss) per common share and earnings (loss) per common share – assuming dilution are the same in each period shown.

Note 6. Pension and Other Postretirement Benefits

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Components of net benefit cost
Pension Benefits - U.S.
Service cost	173	228	529	661
Interest cost	130	139	388	418
Expected return on plan assets	(140)	(181)	(420)	(542)
Amortization of actuarial loss/(gain)	39	62	117	184
Amortization of prior service cost	(8)	(5)	(22)	(17)
Net pension enhancement and curtailment/settlement cost	87	75	177	468
Net benefit cost	281	318	769	1,172

Pension Benefits - Non-U.S.
Service cost	138	194	433	587
Interest cost	149	131	466	396
Expected return on plan assets	(198)	(256)	(618)	(777)
Amortization of actuarial loss/(gain)	44	104	138	319
Amortization of prior service cost	10	14	33	43
Net pension enhancement and curtailment/settlement cost	—	4	(1)	16
Net benefit cost	143	191	451	584

Other Postretirement Benefits
Service cost	30	44	108	139
Interest cost	54	55	162	166
Expected return on plan assets	(4)	(5)	(11)	(14)
Amortization of actuarial loss/(gain)	1	19	4	57
Amortization of prior service cost	(10)	(10)	(31)	(31)
Net benefit cost	71	103	232	317

Note 7. Financial Instruments and Derivatives
The estimated fair value of financial instruments and derivatives at September 30, 2022 and December 31, 2021, and the related hierarchy level for the fair value measurement was as follows:

	September 30, 2022

	Fair Value
(millions of dollars)	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	5,972	4,379	—	10,351	(8,398)	(519)	—	1,434
Advances to/receivables from equity companies (2)(6)	—	2,374	5,325	7,699	—	—	734	8,433
Other long-term financial assets (3)	1,185	—	1,329	2,514	—	—	313	2,827

Liabilities
Derivative liabilities (4)	5,638	5,112	—	10,750	(8,398)	(185)	—	2,167
Long-term debt (5)	32,236	90	6	32,332	—	—	4,638	36,970
Long-term obligations to equity companies (6)	—	—	2,711	2,711	—	—	(64)	2,647
Other long-term financial liabilities (7)	—	—	773	773	—	—	56	829

	December 31, 2021

	Fair Value
(millions of dollars)	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	1,422	1,523	—	2,945	(1,930)	(28)	—	987
Advances to/receivables from equity companies (2)(6)	—	3,076	5,373	8,449	—	—	(123)	8,326
Other long-term financial assets (3)	1,134	—	1,058	2,192	—	—	181	2,373

Liabilities
Derivative liabilities (4)	1,701	2,594	—	4,295	(1,930)	(306)	—	2,059
Long-term debt (5)	44,454	88	3	44,545	—	—	(2,878)	41,667
Long-term obligations to equity companies (6)	—	—	3,084	3,084	—	—	(227)	2,857
Other long-term financial liabilities (7)	—	—	902	902	—	—	58	960

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
At September 30, 2022 and December 31, 2021, respectively, the Corporation had $1,826 million and $641 million of collateral under master netting arrangements not offset against the derivatives on the Consolidated Balance Sheet, primarily related to initial margin requirements.

The Corporation may use non-derivative financial instruments, such as its foreign currency-denominated debt, as hedges of its net investments in certain foreign subsidiaries. Under this method, the change in the carrying value of the financial instruments due to foreign exchange fluctuations is reported in accumulated other comprehensive income. As of September 30, 2022, the Corporation has designated $4.4 billion of its Euro-denominated long-term debt and related accrued interest as a net investment hedge of its European business. The net investment hedge is deemed to be perfectly effective.
The Corporation had undrawn short-term committed lines of credit of $549 million and undrawn long-term committed lines of credit of $351 million as of third quarter 2022. Undrawn short-term committed lines of credit amounting to $10 billion expired in the third quarter of 2022.

Derivative Instruments
The Corporation’s size, strong capital structure, geographic diversity and the complementary nature of its business segments reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and to generate returns from trading. Commodity contracts held for trading purposes are presented in the Condensed Consolidated Statement of Income on a net basis in the line “Sales and other operating revenue". The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of September 30, 2022 and December 31, 2021, or results of operations for the periods ended September 30, 2022 and 2021.
Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity.
The net notional long/(short) position of derivative instruments at September 30, 2022 and December 31, 2021, was as follows:

(millions)	September 30, 2022	December 31, 2021
Crude oil (barrels)	(15)	82
Petroleum products (barrels)	(22)	(48)
Natural gas (MMBTUs)	(120)	(115)
Realized and unrealized gains/(losses) on derivative instruments that were recognized in the Condensed Consolidated Statement of Income are included in the following lines on a before-tax basis:

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales and other operating revenue	945	(1,596)	(3,003)	(3,196)
Crude oil and product purchases	(56)	(34)	(82)	(53)
Total	889	(1,630)	(3,085)	(3,249)

Note 8. Disclosures about Segments and Related Information
Effective April 1, 2022, the Corporation streamlined its business structure by combining the Chemical and Downstream businesses into a single business, Product Solutions. Product Solutions consists of three operating segments:
•Energy Products: Fuels, aromatics, and catalysts and licensing
•Chemical Products: Olefins, polyethylene, polypropylene, and intermediates
•Specialty Products: Finished lubricants, basestocks and waxes, synthetics, and elastomers and resins
Information disclosed in this note has been recast for the new segmentation.

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings (Loss) After Income Tax
Upstream
United States	3,110	869	9,235	1,895
Non-U.S.	9,309	3,082	19,043	7,795
Energy Products
United States	3,008	479	6,152	(31)
Non-U.S.	2,811	50	4,744	(1,217)
Chemical Products
United States	635	1,121	2,030	2,923
Non-U.S.	177	907	1,263	2,695
Specialty Products
United States	306	247	784	689
Non-U.S.	456	592	871	1,454
Corporate and Financing	(152)	(596)	(1,132)	(2,033)
Corporate total	19,660	6,750	42,990	14,170

Sales and Other Operating Revenue
Upstream
United States	4,163	2,072	10,777	5,683
Non-U.S.	8,770	2,295	22,214	9,181
Energy Products
United States	31,324	20,988	90,650	55,292
Non-U.S.	50,215	34,305	144,734	91,120
Chemical Products
United States	2,499	3,474	8,773	9,007
Non-U.S.	4,213	4,215	13,207	12,200
Specialty Products
United States	1,615	1,227	4,659	3,606
Non-U.S.	3,709	3,309	10,478	9,382
Corporate and Financing	4	7	19	(84)
Corporate total (1)	106,512	71,892	305,511	195,387

Intersegment Revenue
Upstream
United States	6,536	4,374	19,907	11,524
Non-U.S.	11,723	9,371	36,091	23,935
Energy Products
United States	7,580	4,132	22,777	11,395
Non-U.S.	9,551	6,787	29,161	16,872
Chemical Products
United States	2,579	1,479	6,904	4,285
Non-U.S.	1,252	1,098	4,359	2,849
Specialty Products
United States	662	578	1,934	1,658
Non-U.S.	246	212	665	532
Corporate and Financing	59	57	175	166

(1) See footnote on the next page.

Geographic Sales and Other Operating Revenue
(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	39,601	27,761	114,859	73,588
Non-U.S.	66,911	44,131	190,652	121,799
Total (1)	106,512	71,892	305,511	195,387

Significant Non-U.S. revenue sources include: (2)
Canada	8,468	5,837	25,105	15,378
United Kingdom	8,845	3,379	24,699	10,137
Singapore	5,262	3,678	14,358	10,628
France	4,449	3,513	14,071	9,541
Italy	2,990	2,808	8,888	7,139
Belgium	2,755	2,409	8,632	6,590
Australia	2,936	1,751	8,597	5,499

(1) Includes approximately 25% and 16% related to revenue outside the scope of ASC 606 "Revenue from Contracts with Customers" for the three months ended September 30, 2022 and September 30, 2021, respectively, and 23% and 16% for the nine months ended September 30, 2022 and September 30, 2021, respectively. Trade receivables in Notes and accounts receivable – net reported on the Balance Sheet include both receivables within the scope of ASC 606 and those outside the scope of ASC 606. Revenue and receivables outside the scope of ASC 606 primarily relate to physically settled commodity contracts accounted for as derivatives. Credit quality and type of customer are generally similar between those revenues and receivables within the scope of ASC 606 and those outside it.

(2) Revenue is determined by primary country of operations. Excludes certain sales and other operating revenues in Non-U.S. operations where attribution to a specific country is not practicable.

Note 9. Divestment Activities
In the third quarter, the Corporation sold certain Upstream unproved assets in Romania and Upstream unconventional assets in Alberta, Canada, which resulted in total gains on sales of approximately $600 million which are largely included in "Other income" in the Condensed Consolidated Statement of Income.
In August 2022, the Corporation executed an agreement for the sale of Upstream unconventional shale interests in the Arkoma basin (United States) to Flywheel, LLC. The transaction is anticipated to close in the fourth quarter.
In August 2022, the Corporation executed an agreement for the sale of Mobil California Exploration and Producing Asset Company (United States), consisting of ExxonMobil's interest in the Aera Energy Joint Venture, to Green Gate Resources E, LLC. The transaction is anticipated to close in the fourth quarter.
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
After the end of the third quarter, the Corporation signed an agreement for the sale of the Santa Ynez Unit and associated assets in California. The agreement is subject to certain conditions precedent and government approvals and does not yet meet held-for-sale criteria under ASC 360. The transaction would be expected to close in 2023. The Corporation expects to recognize a loss of up to $2 billion on the potential transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
During the COVID-19 pandemic, industry investment to maintain and increase production capacity was restrained to preserve capital, resulting in underinvestment and supply tightness as demand for petroleum and petrochemical products recovered. In addition, industry rationalization of refining assets resulted in more than 3 million barrels per day of capacity being taken offline. Across late 2021 and the first half of 2022, this dynamic, along with supply chain constraints, and a continuation of demand recovery led to a steady increase in oil and natural gas prices and refining margins. In the first half of 2022, tightness in the oil and natural gas markets was further exacerbated by Russia’s invasion of Ukraine and subsequent sanctions imposed upon business and other activities in Russia. The price of Brent crude oil and certain regional natural gas indicators increased to levels not seen for several years, and both natural gas realizations and industry refining margins improved to levels well above the 10-year range. In the third quarter, crude prices moved back within the upper-end of the 10-year range as higher supply slightly exceeded demand. Natural gas prices rose to record levels in the third quarter, reflecting concerns in Europe about the withdrawal of Russian supply as well as efforts to build inventory ahead of winter. While natural gas prices recently moderated, they remain well above the 10-year historical range. In the U.S., prices increased by about 15% driven by higher summer cooling demand and inventory concerns. Refining margins remained well above the 10-year range due to inflated diesel crack spreads resulting from expensive natural gas and high demand for diesel. Higher refinery runs and flat demand for gasoline in the U.S. resulted in refining margins declining from the second quarter. In contrast, global chemical margins fell below the bottom of the 10-year range reflecting weakening global demand. Margins in North America and Europe have softened with regional pricing moving closer to global parity as demand and logistics constraints relaxed. Asia Pacific remained in bottom-of-cycle conditions as COVID-19 restrictions continue to suppress demand in China. Commodity and product prices are expected to remain volatile given the current global economic uncertainty and geopolitical events affecting supply and demand.
Russia-Ukraine Conflict
In response to Russia’s military action in Ukraine, the Corporation announced in early 2022 that it planned to discontinue operations on the Sakhalin-1 project (“Sakhalin”) and develop steps to exit the venture. The Corporation’s first quarter results included after-tax charges of $3.4 billion largely representing the impairment of its operations related to Sakhalin (see Note 2 to Condensed Consolidated Financial Statements). While the Corporation’s affiliate was in force majeure due to the unprecedented impact of global sanctions, it continued to make concerted attempts to engage in good-faith discussions with the Russian government and all Sakhalin-1 partners. The Corporation remained focused on safety of people, protection of the environment, and integrity of operations. Effective October 14, with two decrees the Russian government unilaterally terminated the Corporation’s interests in Sakhalin-1, and the project has been transferred to a Russian operator. While the recent decrees violate the Corporation’s rights in Russia established by the production sharing agreement, and interrupted the exit process the Corporation was working, it did not prevent the safe winding down of operations.
The Corporation’s exit from the venture is expected to result in no future hydrocarbon sales and minimal cash flow impacts for the Corporation’s account in the fourth quarter. For reference, excluding the impact of impairments and other charges, year-to-date after-tax earnings related to the Corporation’s interest in Sakhalin through the end of the third quarter of 2022 were approximately $0.2 billion, and combined oil and gas production was approximately 34 thousand oil-equivalent barrels per day. The Corporation's exit from the project results in quantities estimated at 150 million oil-equivalent barrels no longer qualifying as proved reserves, which represents less than one percent of the Corporation's 18.5 billion oil-equivalent barrels of proved reserves at year-end 2021. The Corporation is complying with all applicable laws and sanctions.
The Corporation holds a 25% interest in Tengizchevroil, LLP (TCO), which operates the Tengiz and Korolev oil fields in Kazakhstan, and holds a 16.8% working interest in the Kashagan field in Kazakhstan. Oil production from those operations is exported through the Caspian Pipeline Consortium (CPC), in which the Corporation holds a 7.5% interest. CPC traverses parts of Kazakhstan and Russia to tanker-loading facilities on the Russian coast of the Black Sea. In the event that Russia takes countermeasures in response to existing sanctions related to its military actions in Ukraine, it is possible that the transportation of Kazakhstan oil through the CPC pipeline could be disrupted, curtailed, temporarily suspended, or otherwise restricted. In such a case, the Corporation could experience a loss of cash flows of uncertain duration. For reference, year-to-date after-tax earnings related to the Corporation’s interests in Kazakhstan through the end of the third quarter 2022 were approximately $2.0 billion, and its share of combined oil and gas production was approximately 240 thousand oil-equivalent barrels per day.

European Union Solidarity Contribution
On October 6, European Union (“EU”) Member States formally adopted a European Union Council Regulation for a new tax described as an emergency intervention to address high energy prices. This regulation imposes a mandatory tax on certain companies active in the crude petroleum, coal, natural gas and refinery sectors. The regulation requires Member States to levy a minimum 33% tax on in-scope companies’ 2022 and/or 2023 “surplus profits”, defined in the regulation as taxable profits exceeding 120% of the annual average during the 2018-2021 period. EU Member States are required to implement the tax, or an equivalent national measure, by December 31, 2022. Depending on the national measures to be adopted by the EU Member States, and the financial years for which these measures would be applicable, the Corporation’s liability, based on currently available public information, could be in excess of $2 billion through the end of 2023. The actual impact and timing of recognition in the financial statements will depend on the specific provisions of the EU Member States’ measures.
ExxonMobil Product Solutions Reorganization
Effective April 1, 2022, the Corporation streamlined its business structure by combining the Chemical and Downstream businesses into a single business, Product Solutions. The new business is focused on growing high-value products, improving competitiveness and leading in sustainability. Product Solutions consists of three operating segments:
•Energy Products: Fuels, aromatics, and catalysts and licensing
•Chemical Products: Olefins, polyethylene, polypropylene, and intermediates
•Specialty Products: Finished lubricants, basestocks and waxes, synthetics, and elastomers and resins
Further information on financial performance related to the new segments is disclosed in Management's Discussion and Analysis and Note 8 to the Condensed Consolidated Financial Statements.

FUNCTIONAL EARNINGS SUMMARY
Earnings (loss) excluding Identified Items, are earnings (loss) excluding individually significant non-operational events with an absolute corporate total earnings impact of at least $250 million in a given quarter. The earnings (loss) impact of an Identified Item for an individual segment in a given quarter may be less than $250 million when the item impacts several segments or several periods. Management uses these figures to improve comparability of the underlying business across multiple periods by isolating and removing significant non-operational events from business results. The Corporation believes this view provides investors increased transparency into business results and trends and provides investors with a view of the business as seen through the eyes of management. Earnings (loss) excluding Identified Items is not meant to be viewed in isolation or as a substitute for net income (loss) attributable to ExxonMobil as prepared in accordance with U.S. GAAP.

Three Months Ended September 30, 2022	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	3,110	9,309	3,008	2,811	635	177	306	456	(152)	19,660
Identified Items
Impairments	—	(697)	—	—	—	—	—	—	—	(697)
Gain/(loss) on sale of assets	—	587	—	—	—	—	—	—	—	587
Tax-related items	—	—	—	—	—	—	—	—	324	324
Other	—	688	—	—	—	—	—	—	76	764
Earnings (loss) excluding Identified Items	3,110	8,731	3,008	2,811	635	177	306	456	(552)	18,682

Three Months Ended September 30, 2021	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	869	3,082	479	50	1,121	907	247	592	(596)	6,750
Identified Items
Severance charges	—	—	—	—	—	—	—	—	(5)	(5)
Earnings (loss) excluding Identified Items	869	3,082	479	50	1,121	907	247	592	(591)	6,755

Nine Months Ended September 30, 2022	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	9,235	19,043	6,152	4,744	2,030	1,263	784	871	(1,132)	42,990
Identified Items
Impairments	—	(3,574)	—	—	—	—	—	—	(98)	(3,672)
Gain/(loss) on sale of assets	299	587	—	—	—	—	—	—	—	886
Tax-related items	—	—	—	—	—	—	—	—	324	324
Other	—	310	—	—	—	—	—	—	76	386
Earnings (loss) excluding Identified Items	8,936	21,720	6,152	4,744	2,030	1,263	784	871	(1,434)	45,066

Nine Months Ended September 30, 2021	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	1,895	7,795	(31)	(1,217)	2,923	2,695	689	1,454	(2,033)	14,170
Identified Items
Severance charges	—	—	—	—	—	—	—	—	(48)	(48)
Earnings (loss) excluding Identified Items	1,895	7,795	(31)	(1,217)	2,923	2,695	689	1,454	(1,985)	14,218
References in this discussion to Corporate earnings (loss) mean net income (loss) attributable to ExxonMobil (U.S. GAAP) from the Condensed Consolidated Statement of Income. Unless otherwise indicated, references to earnings (loss); Upstream, Energy Products, Chemical Products, Specialty Products, and Corporate and Financing segment earnings (loss); and earnings (loss) per share are ExxonMobil's share after excluding amounts attributable to noncontrolling interests.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

REVIEW OF THIRD QUARTER 2022 RESULTS
ExxonMobil’s third quarter 2022 earnings were $19.7 billion, or $4.68 per diluted share, compared with earnings of $6.8 billion a year earlier. The increase in earnings was driven by higher Upstream realizations and Energy Products margins as well as increased volume and improved mix. Capital and exploration expenditures were $5.7 billion, up $1.9 billion from third quarter 2021.
Earnings for the first nine months of 2022 were $43.0 billion, or $10.17 per diluted share, compared with $14.2 billion a year earlier. Capital and exploration expenditures were $15.2 billion, up $4.5 billion from 2021. The Corporation distributed $11.2 billion in dividends to shareholders and repurchased $10.5 billion of common stock.

UPSTREAM

Upstream Financial Results

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings (loss) (U.S. GAAP)
United States	3,110	869	9,235	1,895
Non-U.S.	9,309	3,082	19,043	7,795
Total	12,419	3,951	28,278	9,690

Identified Items (1)
United States	—	—	299	—
Non-U.S.	578	—	(2,677)	—
Total	578	—	(2,378)	—

Earnings (loss) excluding Identified Items (1)
United States	3,110	869	8,936	1,895
Non-U.S.	8,731	3,082	21,720	7,795
Total	11,841	3,951	30,656	9,690

Upstream Third Quarter Earnings Factor Analysis
(millions of dollars)
Price – Higher realizations increased earnings by $7,330 million as average natural gas realizations increased 172%, while realizations for crude oil increased 39%.
Volume/Mix – Higher volumes increased earnings by $610 million, reflecting growth in Guyana and Permian and eased curtailments, partly offset by planned and unplanned downtime and divestments.
Other – All other items decreased earnings by $50 million.
Identified Items (1) – 3Q 2022 $580 million gain on the sale of Romania and XTO Energy Canada assets and one-time benefits from tax and other reserve adjustments, partly offset by impairments.
(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.

Upstream Year-to-Date Earnings Factor Analysis
(millions of dollars)
Price – Higher realizations increased earnings by $21,470 million as average realizations for crude oil increased 58% and natural gas realizations increased 167%.
Volume/Mix – Unfavorable volume and mix effects decreased earnings by $90 million, as growth in Guyana and Permian and eased curtailments nearly offset the impacts from the reduced Groningen gas production limit in Netherlands, Russia curtailments, higher downtime including the effects of weather in the first quarter, and lower entitlements due to higher prices.
Other – All other items decreased earnings by $410 million largely due to divestment-related impairments and the absence of prior year one-time tax impacts.
Identified Items (1) – 2022 $(2,380) million loss mainly driven by the first quarter impairment of the Russia Sakhalin-1 project, partly offset by gains on the sale of the U.S. Barnett Shale, Romania, and XTO Energy Canada assets and one-time benefits from tax and other reserve adjustments.
(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.

Upstream Operational Results

(thousands of barrels daily)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Volumes reconciliation (Oil-equivalent production) (1)
2021	3,665	3,677
Entitlements - Net Interest	(27)	(28)
Entitlements - Price / Spend / Other	(52)	(53)
Government Mandates	85	97
Divestments	(75)	(58)
Growth / Demand / Other	120	73
2022	3,716	3,708

(1)Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.
3Q 2022 versus 3Q 2021 - 3.7 million oil-equivalent barrels per day in 3Q 2022 increased 51 thousand oil-equivalent barrels per day from 3Q 2021 reflecting growth in Guyana and Permian, and easing government-mandated curtailments, partly offset by divestments and lower entitlements due to higher prices.
YTD 2022 versus YTD 2021 - 2022 year-to-date production of 3.7 million oil-equivalent barrels per day increased 31 thousand oil-equivalent barrels per day from year-to-date 2021 reflecting growth in Permian and Guyana and easing government-mandated curtailments, partly offset by divestments, lower entitlements due to higher prices, and higher downtime including the effects of weather in the first quarter of 2022.

Definitions
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
Growth, Demand and Other comprise all other operational and non-operational factors not covered by the above definitions that may affect volumes attributable to ExxonMobil. Such factors include, but are not limited to, production enhancements from project and work program activities, acquisitions including additions from asset exchanges, downtime, market demand, natural field decline, and any fiscal or commercial terms that do not affect entitlements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net production of crude oil, natural gas liquids, bitumen and synthetic oil (thousands of barrels daily)
United States	783	758	771	704
Canada/Other Americas	641	569	558	557
Europe	4	21	4	24
Africa	249	248	243	252
Asia	666	668	698	676
Australia/Oceania	46	49	44	44
Worldwide	2,389	2,313	2,318	2,257

Net natural gas production available for sale (millions of cubic feet daily)
United States	2,351	2,701	2,607	2,757
Canada/Other Americas	158	184	175	197
Europe	541	343	711	796
Africa	70	53	65	41
Asia	3,304	3,365	3,321	3,465
Australia/Oceania	1,539	1,464	1,460	1,266
Worldwide	7,963	8,110	8,339	8,522

Oil-equivalent production (1) (thousands of oil-equivalent barrels daily)	3,716	3,665	3,708	3,677

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

ENERGY PRODUCTS

Energy Products Financial Results

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings (loss) (U.S. GAAP)
United States	3,008	479	6,152	(31)
Non-U.S.	2,811	50	4,744	(1,217)
Total	5,819	529	10,896	(1,248)

Earnings (loss) excluding Identified Items (1)
United States	3,008	479	6,152	(31)
Non-U.S.	2,811	50	4,744	(1,217)
Total	5,819	529	10,896	(1,248)

(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.

Energy Products Third Quarter Earnings Factor Analysis
(millions of dollars)
Margins – Higher margins increased earnings by $5,050 million due to improved industry refining margins and positive derivative mark-to-market effects.
Volume/Mix – Favorable volume and mix effects increased earnings by $390 million, driven by increased throughput on strong reliability, improved product yields and lower turnaround activity.
Other – All other items decreased earnings by $150 million.

Energy Products Year-to-Date Earnings Factor Analysis
(millions of dollars)
Margins – Higher margins increased earnings by $10,870 million, driven by stronger industry refining margins and favorable derivative mark-to-market effects.
Volume/Mix – Favorable volume and mix effects increased earnings by $1,090 million, mainly as a result of strong reliability and lower scheduled maintenance.
Other – All other items increased earnings by $180 million, primarily due to the absence of terminal conversion impacts in the prior year.

Energy Products Operational Results

(thousands of barrels daily)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Refinery throughput
United States	1,742	1,684	1,705	1,583
Canada	426	404	413	367
Europe	1,253	1,215	1,204	1,197
Asia Pacific	557	585	542	579
Other	187	163	182	162
Worldwide	4,165	4,051	4,046	3,888

Energy Products sales (1)
United States	2,479	2,361	2,399	2,223
Non-U.S.	3,058	2,941	2,922	2,825
Worldwide	5,537	5,302	5,321	5,049

Gasoline, naphthas	2,335	2,191	2,220	2,102
Heating oils, kerosene, diesel	1,818	1,796	1,766	1,731
Aviation fuels	365	228	335	204
Heavy fuels	252	276	243	269
Other energy products	767	811	758	742

(1) Data reported net of purchases/sales contracts with the same counterparty.

CHEMICAL PRODUCTS

Chemical Products Financial Results

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings (loss) (U.S. GAAP)
United States	635	1,121	2,030	2,923
Non-U.S.	177	907	1,263	2,695
Total	812	2,027	3,293	5,618

Earnings (loss) excluding Identified Items (1)
United States	635	1,121	2,030	2,923
Non-U.S.	177	907	1,263	2,695
Total	812	2,027	3,293	5,618

(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.

Chemical Products Third Quarter Earnings Factor Analysis
(millions of dollars)
Margins – Lower margins decreased earnings by $1,090 million, reflecting lower prices and higher feed and energy costs.
Volume/Mix – Lower volumes decreased earnings by $190 million, reflecting softening market conditions.
Other – All other items increased earnings by $60 million, driven by lower expenses and net favorable one-time items, partly offset by unfavorable foreign exchange effects.

Chemical Products Year-to-Date Earnings Factor Analysis
(millions of dollars)
Margins – Lower margins decreased earnings by $2,050 million, reflecting higher feed and energy costs.
Volume/Mix – Flat.
Other – All other items decreased earnings by $280 million, primarily driven by higher project and planned maintenance expenses, and unfavorable foreign exchange effects.

Chemical Products Operational Results

(thousands of metric tons)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Chemical Products sales (1)
United States	1,658	1,807	5,688	5,210
Non-U.S.	3,023	3,007	8,821	9,100
Worldwide	4,680	4,814	14,509	14,309

(1) Data reported net of purchases/sales contracts with the same counterparty.

SPECIALTY PRODUCTS

Specialty Products Financial Results

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings (loss) (U.S. GAAP)
United States	306	247	784	689
Non-U.S.	456	592	871	1,454
Total	762	839	1,655	2,143

Earnings (loss) excluding Identified Items (1)
United States	306	247	784	689
Non-U.S.	456	592	871	1,454
Total	762	839	1,655	2,143

(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.

Specialty Products Third Quarter Earnings Factor Analysis
(millions of dollars)
Margins – Lower margins decreased earnings by $60 million, primarily related to higher feed and energy expenses.
Volume/Mix – Favorable volume mix effects increased earnings by $20 million, mainly from higher finished lubes sales.
Other – All other items decreased earnings by $40 million.

Specialty Products Year-to-Date Earnings Factor Analysis
(millions of dollars)
Margins – Lower margins decreased earnings by $570 million, primarily related to lower industry basestock margins as a result of increased feed costs and energy prices.
Volume/Mix – Higher volume and favorable mix effects increased earnings by $110 million.
Other – All other items decreased earnings by $30 million.

Specialty Products Operational Results

(thousands of metric tons)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Specialty Products sales (1)
United States	483	471	1,594	1,476
Non-U.S.	1,434	1,424	4,430	4,356
Worldwide	1,917	1,896	6,024	5,832

(1) Data reported net of purchases/sales contracts with the same counterparty.

CORPORATE AND FINANCING

Corporate and Financing Financial Results

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings (loss) (U.S. GAAP)	(152)	(596)	(1,132)	(2,033)
Identified Items (1)	400	(5)	302	(48)
Earnings (loss) excluding Identified Items (1)	(552)	(591)	(1,434)	(1,985)

(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.
Corporate and Financing expenses were $152 million for the third quarter of 2022, $444 million lower than the third quarter of 2021, reflecting favorable one-time tax impacts.
Corporate and Financing expenses were $1,132 million for the first nine months of 2022, $901 million lower than 2021, primarily due to favorable one-time tax impacts, lower pension-related expenses and lower financing costs.

LIQUIDITY AND CAPITAL RESOURCES

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net cash provided by/(used in)
Operating activities			59,176	31,005
Investing activities			(9,387)	(8,125)
Financing activities			(25,177)	(22,464)
Effect of exchange rate changes			(950)	(12)
Increase/(decrease) in cash and cash equivalents			23,662	404

Cash and cash equivalents (at end of period)			30,464	4,768

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	24,425	12,091	59,176	31,005
Proceeds associated with sales of subsidiaries, property, plant & equipment, and sales and returns of investments	2,682	18	3,914	575
Cash flow from operations and asset sales	27,107	12,109	63,090	31,580

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.
Cash flow from operations and asset sales in the third quarter of 2022 was $27.1 billion, an increase of $15.0 billion from the comparable 2021 period primarily reflecting higher earnings.
Cash provided by operating activities totaled $59.2 billion for the first nine months of 2022, $28.2 billion higher than 2021. Net income including noncontrolling interests was $44.5 billion, an increase of $30.0 billion from the prior year period. The adjustment for the noncash provision of $19.0 billion for depreciation and depletion was up $4.0 billion from 2021. Changes in operational working capital were immaterial, compared to a contribution of $2.2 billion in the prior year period. All other items net decreased cash flows by $4.3 billion in 2022 versus a reduction of $0.7 billion in 2021. See the Condensed Consolidated Statement of Cash Flows for additional details.
Investing activities for the first nine months of 2022 used net cash of $9.4 billion, an increase of $1.3 billion compared to the prior year. Spending for additions to property, plant and equipment of $12.6 billion was $4.6 billion higher than 2021. Proceeds from asset sales were $3.9 billion, which included the recent sale of our Romania Upstream affiliate as well as the sale of XTO Energy Canada. Net investments and advances were essentially flat with prior year.
Net cash used in financing activities was $25.2 billion in the first nine months of 2022, including $10.5 billion for the purchase of 120.4 million shares of ExxonMobil stock, as part of the previously announced buyback program. This compares to net cash used in financing activities of $22.5 billion in the prior year, reflecting net debt repayments of $10.8 billion during the first nine months of 2021. Total debt at the end of the third quarter of 2022 was $45.4 billion compared to $47.7 billion at year-end 2021. The Corporation's debt to total capital ratio was 19.0 percent at the end of the third quarter of 2022 compared to 21.4 percent at year-end 2021. The net debt to capital ratio was 7.2 percent at the end of the third quarter, a decrease of 11.7 percentage points from year-end 2021. The Corporation's capital allocation priorities continue to be investing in advantaged projects, strengthening the balance sheet and paying a reliable dividend.
The Corporation has access to significant capacity of long-term and short-term liquidity. In addition to cash balances, commercial paper continues to provide short-term liquidity, and is reflected in "Notes and loans payable" on the Consolidated Balance Sheet. Cash and cash equivalents was $30.5 billion at the end of the third quarter of 2022. The Corporation had undrawn short-term committed lines of credit of $0.5 billion and undrawn long-term committed lines of credit of $0.4 billion as of third quarter 2022.
The Corporation distributed a total of $11.2 billion to shareholders in the first nine months of 2022 through dividends.
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
Litigation, other contingencies, and contractual obligations are discussed in Note 3 to the unaudited condensed consolidated financial statements.

TAXES

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income taxes	5,224	2,664	14,389	4,986
Effective income tax rate	29%	33%	31%	32%
Total other taxes and duties (1)	7,473	8,572	23,701	24,296
Total	12,697	11,236	38,090	29,282

(1) Includes “Other taxes and duties” plus taxes that are included in “Production and manufacturing expenses” and “Selling, general and administrative expenses”.
Total taxes were $12.7 billion for the third quarter of 2022, an increase of $1.5 billion from 2021. Income tax expense was $5.2 billion compared to $2.7 billion in the prior year reflecting higher commodity prices. The effective income tax rate of 29 percent compared to 33 percent in the prior year period primarily due to a change in mix of results in jurisdictions with varying tax rates. Total other taxes and duties decreased by $1.1 billion to $7.5 billion.
Total taxes were $38.1 billion for the first nine months of 2022, an increase of $8.8 billion from 2021. Income tax expense increased by $9.4 billion to $14.4 billion reflecting higher commodity prices. The effective income tax rate of 31 percent compared to 32 percent in the prior year period. Total other taxes and duties decreased by $0.6 billion to $23.7 billion.
In the United States, the Corporation has various ongoing U.S. federal income tax positions at issue with the Internal Revenue Service (IRS) for tax years beginning in 2006. The Corporation filed a refund suit for tax years 2006-2009 in U.S. federal district court (District Court) with respect to the positions at issue for those years. On February 24, 2020, the Corporation received an adverse ruling on this suit. The IRS has asserted penalties associated with several of those positions. The Corporation has not recognized the penalties as an expense because the Corporation does not expect the penalties to be sustained under applicable law. On January 13, 2021, the District Court ruled that no penalties apply to the Corporation's positions in this suit. The Corporation and the government have appealed the District Court's rulings to the U.S. Court of Appeals for the Fifth Circuit (Fifth Circuit). On August 3, 2022, the Fifth Circuit ruled adversely to the Corporation on its positions, but confirmed that no penalties apply. On September 30, 2022, the Fifth Circuit denied the Corporation’s request that the Fifth Circuit reconsider its opinion on one position. The Corporation and the government now have the right to request that the U.S. Supreme Court review the Fifth Circuit’s decision.
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

CAPITAL AND EXPLORATION EXPENDITURES

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Upstream (including exploration expenses)	4,081	2,839	11,587	8,013
Energy Products	590	434	1,662	1,312
Chemical Products	954	534	1,809	1,345
Specialty Products	87	43	166	115
Other	16	1	17	2
Total	5,728	3,851	15,241	10,787
Capital and exploration expenditures in the third quarter of 2022 were $5.7 billion, up 49 percent from the third quarter of 2021.
Capital and exploration expenditures in the first nine months of 2022 were $15.2 billion, up 41 percent from the first nine months of 2021. The Corporation plans to invest in the range of $21 billion to $24 billion in 2022. Actual spending could vary depending on the progress of individual projects and property acquisitions.

FORWARD-LOOKING STATEMENTS
Statements related to outlooks; projections; descriptions of strategic, operating, and financial plans and objectives; statements of future ambitions and plans; and other statements of future events or conditions, are forward-looking statements. Similarly, discussion of future carbon capture, biofuel and hydrogen plans to drive towards net zero emissions are dependent on future market factors, such as continued technological progress and policy support, and represent forward-looking statements. Actual future results, including financial and operating performance; total capital expenditures and mix, including allocations of capital to low carbon solutions; cost reductions and efficiency gains, including the ability to offset inflationary pressure; plans to reduce future emissions and emissions intensity; timing and outcome of projects to capture and store CO2, and produced biofuels; timing and outcome of hydrogen projects; cash flow, dividends and shareholder returns, including the timing and amounts of share repurchases; the ultimate outcome of contingencies and other estimates of future costs or savings; future debt levels and credit ratings; business and project plans, timing, costs, capacities and returns; and resource recoveries and production rates could differ materially due to a number of factors. These include global or regional changes in the supply and demand for oil, natural gas, petrochemicals, and feedstocks and other market conditions that impact prices and differentials for our products; government policies supporting lower carbon investment opportunities such as the U.S. Inflation Reduction Act or policies limiting the attractiveness of future investment such as the European Solidarity Tax; variable impacts of trading activities on our margins and results each quarter; actions of competitors and commercial counterparties; the outcome of commercial negotiations, including final agreed terms and conditions; the ability to access debt markets; the ultimate impacts of COVID-19, including effects of government responses on people and economies; reservoir performance, including variability and timing factors applicable to unconventional resources; the outcome of exploration projects and decisions to invest in future reserves; timely completion of development and other construction projects; final management approval of future projects and any changes in the scope, terms, or costs of such projects as approved; changes in law, taxes, or regulation including environmental regulations, trade sanctions, and timely granting of governmental permits and certifications; government policies and support and market demand for low carbon technologies; war, and other political or security disturbances; expropriations, seizure, or capacity, insurance or shipping limitations by foreign governments or laws; opportunities for potential investments or divestments and satisfaction of applicable conditions to closing, including regulatory approvals; the capture of efficiencies within and between business lines and the ability to maintain near-term cost reductions as ongoing efficiencies; unforeseen technical or operating difficulties and unplanned maintenance; the development and competitiveness of alternative energy and emission reduction technologies; the results of research programs and the ability to bring new technologies to commercial scale on a cost-competitive basis; and other factors discussed under Item 1A. Risk Factors of ExxonMobil’s 2021 Form 10-K.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the nine months ended September 30, 2022, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2021.

ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of September 30, 2022. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ExxonMobil has elected to use a $1 million threshold for disclosing environmental proceedings.
As reported in the Corporation’s Form 10-Q for the first quarter of 2021, ExxonMobil appealed to the U.S. Court of Appeals for the Fifth Circuit a judgment of the United States District Court for the Southern District of Texas entered on April 26, 2017, in a citizen suit captioned Environment Texas Citizen Lobby, Inc. et al. v. Exxon Mobil Corporation. The U.S. District Court had awarded approximately $20 million in civil penalties, payable to the United States Treasury. The suit, originally filed in December 2010, related to alleged violations by ExxonMobil of air operating permits, the Texas State Implementation Plan and the Clean Air Act at the Baytown Refinery in Texas, and claims related to alleged delay in the implementation of certain environmental improvement projects. On July 29, 2020, the Fifth Circuit vacated the U.S. District Court’s penalty award and remanded the case back to the District Court for further proceedings. On March 2, 2021, the U.S. District Court awarded $14.25 million in civil penalties, payable to the United States Treasury. ExxonMobil filed its appeal of the judgment in the U.S. Court of Appeals for the Fifth Circuit on April 12, 2021. On August 30, 2022, the Fifth Circuit affirmed the U.S. District Court’s revised penalty award of $14.25 million. On October 13, 2022, ExxonMobil filed a motion for rehearing en banc.
As reported in the Corporation’s Form 10-Q for the first quarter of 2022, on February 22, 2022, the Oil Conservation Division of the New Mexico Department of Energy, Minerals and Natural Resources (the “Department”) announced that it issued notices of violation and cumulative associated administrative civil penalties of $2.25 million to XTO Permian Operating, LLC (“XTO”) alleging XTO failed to comply with certain operational and reporting requirements relating to four salt water disposal wells. Effective August 15, 2022, XTO and the Department settled the notices of violation and additional self-reported potential violations for an administrative civil penalty of $1.77 million.
As reported in the Corporation’s Form 10-Q for the third quarter of 2020, the State of Texas filed a lawsuit against ExxonMobil Oil Corporation (EMOC) on August 19, 2020, seeking penalties and injunctive relief in connection with alleged unauthorized emissions events at EMOC’s Beaumont Refinery in Texas from 2017 to 2020. The lawsuit, captioned State of Texas v. ExxonMobil Oil Corporation, was filed in the 98th Judicial District Court of Travis County, Texas. At the time of the previous report, the State had not quantified the amount of the penalty sought. In October 2022, the State amended its petition to seek additional penalties for additional alleged violations and for an aggregate demand in excess of $1 million.
On January 3, 2022, the State of Texas, acting by and through its Attorney General, on behalf of the Texas Commission on Environmental Quality, (“State”), filed a lawsuit against the Corporation (captioned State of Texas v. Exxon Mobil Corporation) in Travis County, 126th Judicial District Court for alleged violations of the Texas Clean Air Act, ExxonMobil’s permits and promulgated regulations. The original complaint alleged that from December 21-23, 2021, a pipeline containing vaporized naphtha at the Baytown Refinery leaked, and that a spark in the course of repairs caused an explosion. In August 2022, the State amended its petition to seek additional penalties for additional alleged permit and regulatory violations in connection with unrelated subsequent emission events at the refinery, for an aggregate amount in excess of $1 million.
Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities for Quarter Ended September 30, 2022

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Billions of dollars)
July 2022	16,157,299	$86.97	16,157,219	$22.5
August 2022	17,193,196	$93.80	17,193,188	$20.9
September 2022	16,006,749	$92.18	16,006,703	$19.4
Total	49,357,244	$91.04	49,357,110

(1) Includes shares withheld from participants in the company's incentive program for personal income taxes.
(2) The full-year average price paid per share is $88.08.
(3) In its earnings release dated April 29, 2022, the Corporation stated that the company increased its share repurchase program from up to $10 billion to a total of up to $30 billion through 2023. Purchases in the third quarter of 2022 were made under terms intended to qualify for exemption under Rules 10b-18 and 10b5-1.
During the third quarter, the Corporation did not issue or sell any unregistered equity securities.

ITEM 6. EXHIBITS
See Index to Exhibits of this report.

INDEX TO EXHIBITS

Exhibit	Description

3(ii)	By-Laws, as amended effective October 25, 2022 (incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K of October 31, 2022).
31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.
31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Financial Officer.
31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer.
32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.
101	Interactive Data Files (formatted as Inline XBRL).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION
Date: November 2, 2022	By:	/s/ LEN M. FOX
Len M. Fox
Vice President, Controller and
Principal Accounting Officer