Form 10-Q
period 2023-03-31
EXXON MOBIL CORP
filed 2023-05-02
CIK 34088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2023
Common stock, without par value	4,042,984,946

EXXON MOBIL CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars, unless noted)	Three Months Ended March 31,
	2023	2022
Revenues and other income
Sales and other operating revenue	83,644	87,734
Income from equity affiliates	2,381	2,538
Other income	539	228
Total revenues and other income	86,564	90,500
Costs and other deductions
Crude oil and product purchases	46,003	52,388
Production and manufacturing expenses	9,436	10,241
Selling, general and administrative expenses	2,390	2,409
Depreciation and depletion (includes impairments)	4,244	8,883
Exploration expenses, including dry holes	141	173
Non-service pension and postretirement benefit expense	167	108
Interest expense	159	188
Other taxes and duties	7,221	7,554
Total costs and other deductions	69,761	81,944
Income (loss) before income taxes	16,803	8,556
Income tax expense (benefit)	4,960	2,806
Net income (loss) including noncontrolling interests	11,843	5,750
Net income (loss) attributable to noncontrolling interests	413	270
Net income (loss) attributable to ExxonMobil	11,430	5,480

Earnings (loss) per common share (dollars)	2.79	1.28

Earnings (loss) per common share - assuming dilution (dollars)	2.79	1.28

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions of dollars)	Three Months Ended March 31,
	2023	2022
Net income (loss) including noncontrolling interests	11,843	5,750

Other comprehensive income (loss) (net of income taxes)
Foreign exchange translation adjustment	173	741
Postretirement benefits reserves adjustment (excluding amortization)	19	105
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	6	93
Total other comprehensive income (loss)	198	939
Comprehensive income (loss) including noncontrolling interests	12,041	6,689
Comprehensive income (loss) attributable to noncontrolling interests	436	359
Comprehensive income (loss) attributable to ExxonMobil	11,605	6,330

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars, unless noted)	March 31, 2023	December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	32,651	29,640
Cash and cash equivalents – restricted	25	25
Notes and accounts receivable – net	38,808	41,749
Inventories
Crude oil, products and merchandise	19,458	20,434
Materials and supplies	4,184	4,001
Other current assets	2,098	1,782
Total current assets	97,224	97,631
Investments, advances and long-term receivables	49,044	49,793
Property, plant and equipment – net	206,023	204,692
Other assets, including intangibles – net	17,080	16,951
Total Assets	369,371	369,067

LIABILITIES
Current liabilities
Notes and loans payable	2,296	634
Accounts payable and accrued liabilities	59,935	63,197
Income taxes payable	4,435	5,214
Total current liabilities	66,666	69,045
Long-term debt	39,150	40,559
Postretirement benefits reserves	10,183	10,045
Deferred income tax liabilities	23,195	22,874
Long-term obligations to equity companies	2,376	2,338
Other long-term obligations	21,387	21,733
Total Liabilities	162,957	166,594

Commitments and contingencies (Note 3)

EQUITY
Common stock without par value (9,000 million shares authorized, 8,019 million shares issued)	15,904	15,752
Earnings reinvested	440,552	432,860
Accumulated other comprehensive income	(13,095)	(13,270)
Common stock held in treasury (3,976 million shares at March 31, 2023 and 3,937 million shares at December 31, 2022)	(244,676)	(240,293)
ExxonMobil share of equity	198,685	195,049
Noncontrolling interests	7,729	7,424
Total Equity	206,414	202,473
Total Liabilities and Equity	369,371	369,067

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)	Three Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) including noncontrolling interests	11,843	5,750
Depreciation and depletion (includes impairments)	4,244	8,883
Changes in operational working capital, excluding cash and debt	(302)	1,086
All other items – net	556	(931)
Net cash provided by operating activities	16,341	14,788

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(5,412)	(3,911)
Proceeds from asset sales and returns of investments	854	293
Additional investments and advances	(445)	(417)
Other investing activities including collection of advances	78	90
Net cash used in investing activities	(4,925)	(3,945)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	20	—
Reductions in short-term debt	(126)	(2,098)
Additions/(reductions) in debt with three months or less maturity	(192)	1,366
Cash dividends to ExxonMobil shareholders	(3,738)	(3,760)
Cash dividends to noncontrolling interests	(115)	(60)
Changes in noncontrolling interests	(16)	(94)
Common stock acquired	(4,340)	(2,067)
Net cash used in financing activities	(8,507)	(6,713)

Effects of exchange rate changes on cash	102	142
Increase/(decrease) in cash and cash equivalents	3,011	4,272
Cash and cash equivalents at beginning of period	29,665	6,802
Cash and cash equivalents at end of period	32,676	11,074

SUPPLEMENTAL DISCLOSURES
Income taxes paid	4,404	1,798
Cash interest paid
Included in cash flows from operating activities	256	319
Capitalized, included in cash flows from investing activities	291	187
Total cash interest paid	547	506

Noncash right of use assets recorded in exchange for lease liabilities
Operating leases	393	240
Finance leases	438	656

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

	ExxonMobil Share of Equity

(millions of dollars, unless noted)	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity

Balance as of December 31, 2021	15,746	392,059	(13,764)	(225,464)	168,577	7,106	175,683
Amortization of stock-based awards	138	—	—	—	138	—	138
Other	(5)	—	—	—	(5)	14	9
Net income (loss) for the period	—	5,480	—	—	5,480	270	5,750
Dividends - common shares	—	(3,760)	—	—	(3,760)	(60)	(3,820)
Other comprehensive income (loss)	—	—	850	—	850	89	939
Acquisitions, at cost	—	—	—	(2,067)	(2,067)	(108)	(2,175)
Dispositions	—	—	—	2	2	—	2
Balance as of March 31, 2022	15,879	393,779	(12,914)	(227,529)	169,215	7,311	176,526

Balance as of December 31, 2022	15,752	432,860	(13,270)	(240,293)	195,049	7,424	202,473
Amortization of stock-based awards	158	—	—	—	158	—	158
Other	(6)	—	—	—	(6)	(16)	(22)
Net income (loss) for the period	—	11,430	—	—	11,430	413	11,843
Dividends - common shares	—	(3,738)	—	—	(3,738)	(115)	(3,853)
Other comprehensive income (loss)	—	—	175	—	175	23	198
Acquisitions, at cost	—	—	—	(4,385)	(4,385)	—	(4,385)
Dispositions	—	—	—	2	2	—	2
Balance as of March 31, 2023	15,904	440,552	(13,095)	(244,676)	198,685	7,729	206,414

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022

Common Stock Share Activity (millions of shares)	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Balance as of December 31	8,019	(3,937)	4,082	8,019	(3,780)	4,239
Acquisitions	—	(39)	(39)	—	(26)	(26)
Dispositions	—	—	—	—	—	—
Balance as of March 31	8,019	(3,976)	4,043	8,019	(3,806)	4,213

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Financial Statement Preparation
These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Corporation's 2022 Annual Report on Form 10-K. In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature. Prior data has been reclassified in certain cases to conform to the current presentation basis.
The Corporation's exploration and production activities are accounted for under the "successful efforts" method.

Note 2. Russia
In response to Russia’s military action in Ukraine, the Corporation announced in early 2022 that it planned to discontinue operations on the Sakhalin-1 project (“Sakhalin”) and develop steps to exit the venture. In light of this, an impairment assessment was conducted, and management determined that the carrying value of the asset group was not recoverable. As a result, the Corporation’s first-quarter 2022 earnings included after-tax charges of $3.4 billion largely representing the full impairment of its operations related to Sakhalin. On a before-tax basis, the charges amounted to $4.6 billion, substantially all of which is reflected in the line captioned “Depreciation and depletion (includes impairments)” on the Condensed Consolidated Statement of Income. Effective October 14, 2022 the Russian government unilaterally terminated the Corporation’s interests in Sakhalin, transferring operations to a Russian operator. The Corporation’s fourth-quarter 2022 results included an after-tax benefit of $1.1 billion largely reflecting the impact of the expropriation on the company’s various obligations related to Sakhalin. The Corporation's exit from the project resulted in approximately 150 million oil-equivalent barrels no longer qualifying as proved reserves at year-end 2022.

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
Other Contingencies
The Corporation and certain of its consolidated subsidiaries were contingently liable at March 31, 2023, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. Where it is not possible to make a reasonable estimation of the maximum potential amount of future payments, future performance is expected to be either immaterial or have only a remote chance of occurrence. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	March 31, 2023

(millions of dollars)	Equity Company Obligations (1)	Other Third-Party Obligations	Total
Guarantees
Debt-related	1,229	155	1,384
Other	739	5,385	6,124
Total	1,968	5,540	7,508

(1) ExxonMobil share
Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. In the first quarter and early April 2023, the Corporation entered into two long-term purchase agreements with an estimated total obligation of approximately $4.6 billion. As of March 31, undiscounted commitments for leases not yet commenced totaled $4.1 billion for operating leases and $2.3 billion for finance leases.
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

Note 4. Other Comprehensive Income Information

ExxonMobil Share of Accumulated Other Comprehensive Income (millions of dollars)	Cumulative Foreign Exchange Translation Adjustment	Postretirement Benefits Reserves Adjustment	Total
Balance as of December 31, 2021	(11,499)	(2,265)	(13,764)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	661	102	763
Amounts reclassified from accumulated other comprehensive income	—	87	87
Total change in accumulated other comprehensive income	661	189	850
Balance as of March 31, 2022	(10,838)	(2,076)	(12,914)

Balance as of December 31, 2022	(14,591)	1,321	(13,270)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	157	14	171
Amounts reclassified from accumulated other comprehensive income	—	4	4
Total change in accumulated other comprehensive income	157	18	175
Balance as of March 31, 2023	(14,434)	1,339	(13,095)

(1) Cumulative Foreign Exchange Translation Adjustment includes net investment hedge gain/(loss) net of taxes of $(74) million and $79 million in 2023 and 2022, respectively.

Amounts Reclassified Out of Accumulated Other Comprehensive Income - Before-tax Income/(Expense) (millions of dollars)	Three Months Ended March 31,
	2023	2022
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs
(Statement of Income line: Non-service pension and postretirement benefit expense)	(8)	(120)

Income Tax (Expense)/Credit For Components of Other Comprehensive Income (millions of dollars)	Three Months Ended March 31,
	2023	2022
Foreign exchange translation adjustment	48	(22)
Postretirement benefits reserves adjustment (excluding amortization)	11	(40)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	(2)	(27)
Total	57	(89)

Note 5. Earnings Per Share

Earnings per common share	Three Months Ended March 31,
	2023	2022
Net income (loss) attributable to ExxonMobil (millions of dollars)	11,430	5,480
Weighted-average number of common shares outstanding (millions of shares)	4,102	4,266
Earnings (loss) per common share (dollars) (1)	2.79	1.28
Dividends paid per common share (dollars)	0.91	0.88

(1) The calculation of earnings (loss) per common share and earnings (loss) per common share – assuming dilution are the same in each period shown.

Note 6. Pension and Other Postretirement Benefits

(millions of dollars)	Three Months Ended March 31,
	2023	2022
Components of net benefit cost
Pension Benefits - U.S.
Service cost	120	179
Interest cost	166	129
Expected return on plan assets	(133)	(140)
Amortization of actuarial loss/(gain)	21	39
Amortization of prior service cost	(7)	(7)
Net pension enhancement and curtailment/settlement cost	8	37
Net benefit cost	175	237

Pension Benefits - Non-U.S.
Service cost	82	150
Interest cost	234	160
Expected return on plan assets	(174)	(213)
Amortization of actuarial loss/(gain)	14	47
Amortization of prior service cost	12	12
Net benefit cost	168	156

Other Postretirement Benefits
Service cost	20	40
Interest cost	70	55
Expected return on plan assets	(4)	(3)
Amortization of actuarial loss/(gain)	(30)	3
Amortization of prior service cost	(10)	(11)
Net benefit cost	46	84

Note 7. Financial Instruments and Derivatives
The estimated fair value of financial instruments and derivatives at March 31, 2023 and December 31, 2022, and the related hierarchy level for the fair value measurement was as follows:

	March 31, 2023

	Fair Value
(millions of dollars)	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	5,122	2,372	—	7,494	(5,761)	(943)	—	790
Advances to/receivables from equity companies (2)(6)	—	2,440	5,165	7,605	—	—	614	8,219
Other long-term financial assets (3)	1,243	—	1,506	2,749	—	—	313	3,062

Liabilities
Derivative liabilities (4)	4,233	2,720	—	6,953	(5,761)	(60)	—	1,132
Long-term debt (5)	32,905	1,036	6	33,947	—	—	3,415	37,362
Long-term obligations to equity companies (6)	—	—	2,502	2,502	—	—	(126)	2,376
Other long-term financial liabilities (7)	—	—	713	713	—	—	40	753

	December 31, 2022

	Fair Value
(millions of dollars)	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	4,309	3,455	—	7,764	(5,778)	(969)	—	1,017
Advances to/receivables from equity companies (2)(6)	—	2,406	4,958	7,364	—	—	685	8,049
Other long-term financial assets (3)	1,208	—	1,413	2,621	—	—	346	2,967

Liabilities
Derivative liabilities (4)	3,417	3,264	—	6,681	(5,778)	(79)	—	824
Long-term debt (5)	33,112	1,880	6	34,998	—	—	4,173	39,171
Long-term obligations to equity companies (6)	—	—	2,467	2,467	—	—	(129)	2,338
Other long-term financial liabilities (7)	—	—	679	679	—	—	38	717

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

At March 31, 2023 and December 31, 2022, respectively, the Corporation had $884 million and $1,494 million of collateral under master netting arrangements not offset against the derivatives on the Consolidated Balance Sheet, primarily related to initial margin requirements.

The Corporation may use non-derivative financial instruments, such as its foreign currency-denominated debt, as hedges of its net investments in certain foreign subsidiaries. Under this method, the change in the carrying value of the financial instruments due to foreign exchange fluctuations is reported in accumulated other comprehensive income. As of March 31, 2023, the Corporation has designated $4.9 billion of its Euro-denominated long-term debt and related accrued interest as a net investment hedge of its European business. The net investment hedge is deemed to be perfectly effective.
The Corporation had undrawn short-term committed lines of credit of $363 million and undrawn long-term committed lines of credit of $1,281 million as of first quarter 2023.
Derivative Instruments
The Corporation’s size, strong capital structure, geographic diversity, and the complementary nature of its business segments reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and to generate returns from trading. Commodity contracts held for trading purposes are presented in the Condensed Consolidated Statement of Income on a net basis in the line “Sales and other operating revenue". The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of March 31, 2023 and December 31, 2022, or results of operations for the periods ended March 31, 2023 and 2022.
Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation maintains a system of controls that includes the authorization, reporting, and monitoring of derivative activity.
The net notional long/(short) position of derivative instruments at March 31, 2023 and December 31, 2022, was as follows:

(millions)	March 31, 2023	December 31, 2022
Crude oil (barrels)	15	4
Petroleum products (barrels)	(48)	(52)
Natural gas (MMBTUs)	(29)	(64)
Realized and unrealized gains/(losses) on derivative instruments that were recognized in the Condensed Consolidated Statement of Income are included in the following lines on a before-tax basis:

(millions of dollars)	Three Months Ended March 31,
	2023	2022
Sales and other operating revenue	651	(2,535)
Crude oil and product purchases	(25)	(26)
Total	626	(2,561)

Note 8. Disclosures about Segments and Related Information

(millions of dollars)	Three Months Ended March 31,
	2023	2022
Earnings (Loss) After Income Tax
Upstream
United States	1,632	2,376
Non-U.S. (1)	4,825	2,112
Energy Products
United States	1,910	489
Non-U.S.	2,273	(684)
Chemical Products
United States	324	770
Non-U.S.	47	636
Specialty Products
United States	451	246
Non-U.S.	323	230
Corporate and Financing (1)	(355)	(694)
Corporate total	11,430	5,480

Sales and Other Operating Revenue
Upstream
United States	2,770	2,656
Non-U.S.	5,387	6,343
Energy Products
United States	24,924	24,853
Non-U.S.	39,976	41,715
Chemical Products
United States	2,029	3,094
Non-U.S.	3,692	4,497
Specialty Products
United States	1,568	1,391
Non-U.S.	3,289	3,178
Corporate and Financing	9	7
Corporate total	83,644	87,734

Intersegment Revenue
Upstream
United States	4,956	6,191
Non-U.S.	9,399	10,835
Energy Products
United States	5,451	6,849
Non-U.S.	6,969	8,762
Chemical Products
United States	1,788	1,767
Non-U.S.	777	1,507
Specialty Products
United States	680	559
Non-U.S.	99	224
Corporate and Financing	64	57

(1) Results for 2022 include charges of $3.3 billion in non-U.S. Upstream and $0.1 billion in Corporate and Financing associated with the expropriation of the Corporation's interest in Sakhalin-1.

Geographic Sales and Other Operating Revenue
(millions of dollars)	Three Months Ended March 31,
	2023	2022
United States	31,291	31,994
Non-U.S.	52,353	55,740
Total	83,644	87,734

Significant Non-U.S. revenue sources include: (1)
United Kingdom	7,011	7,548
Canada	6,721	6,995
Singapore	3,731	4,322
France	3,484	4,356
Belgium	2,649	2,836
Italy	2,536	2,836
Australia	2,428	2,456

(1) Revenue is determined by primary country of operations. Excludes certain sales and other operating revenues in non-U.S. operations where attribution to a specific country is not practicable.

Revenue from Contracts with Customers
Sales and other operating revenue includes both revenue within the scope of ASC 606 and outside the scope of ASC 606. Trade receivables in Notes and accounts receivable – net reported on the Balance Sheet also includes both receivables within the scope of ASC 606 and those outside the scope of ASC 606. Revenue and receivables outside the scope of ASC 606 primarily relate to physically settled commodity contracts accounted for as derivatives. Contractual terms, credit quality, and type of customer are generally similar between those revenues and receivables within the scope of ASC 606 and those outside it.

Sales and other operating revenue (millions of dollars)	Three Months Ended March 31,
	2023	2022

Revenue from contracts with customers	64,304	68,816
Revenue outside the scope of ASC 606	19,340	18,918
Total	83,644	87,734

Note 9. Divestment Activities
In the first quarter, the Corporation completed the sale of Mobil California Exploration and Producing Asset Company, consisting of ExxonMobil's interest in the Aera Energy joint venture, to Green Gate Resources E, LLC. Cash flow related to the divestment was $0.6 billion in the first quarter, and the Corporation expects to receive additional consideration of $0.4 billion, primarily in 2023. The net book value of the assets divested was $1.1 billion.
In January 2023, the Corporation executed an agreement with Bangchak Corporation to sell its interest in Esso Thailand Ltd. that includes the Sriracha Refinery, select distribution terminals, and a network of retail stations. The transaction is anticipated to close in third quarter 2023.
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
In February 2022, the Corporation signed an agreement with Seplat Energy Offshore Limited for the sale of Mobil Producing Nigeria Unlimited. The agreement is subject to certain conditions precedent and government approvals. In mid-2022, a Nigerian court issued an order to halt transition activities and enter into arbitration with the Nigerian National Petroleum Company. The closing date and any loss on sale will depend on resolution of these matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
During the first quarter of 2023 the price of crude oil decreased as the global oil market saw higher inventory levels; however prices remained above the 10-year average (2010-2019). The increase in inventory levels was followed by an early April announcement from OPEC+ oil producers to further reduce oil output. Natural gas prices remained above the 10-year range, despite declining significantly in the quarter as milder weather eased demand for natural gas heating, allowing storage levels to increase above historical averages in the United States and Europe. While moderating slightly from the fourth quarter of 2022, refining margins remained above the 10-year range due to low inventory levels of petroleum products. While chemical margins remained below the 10-year range due to continued bottom-of-cycle conditions in Asia Pacific, margins in North America improved on lower energy and feed costs.
The Corporation’s first quarter results include after-tax charges of $0.2 billion related to additional European taxes imposed on the energy sector, mainly reflected in the line “Income tax expense (benefit).” The enactment of regulations in late 2022 by European Member States and other countries imposed mandatory taxes on certain companies active in the crude petroleum, coal, natural gas, and refinery sectors.

FUNCTIONAL EARNINGS SUMMARY
Earnings (loss) excluding Identified Items (non-GAAP) are earnings (loss) excluding individually significant non-operational events with, typically, an absolute corporate total earnings impact of at least $250 million in a given quarter. The earnings (loss) impact of an identified item for an individual segment may be less than $250 million when the item impacts several periods or several segments. Earnings (loss) excluding Identified Items does include non-operational earnings events or impacts that are generally below the $250 million threshold utilized for Identified Items. Management uses these figures to improve comparability of the underlying business across multiple periods by isolating and removing significant non-operational events from business results. The Corporation believes this view provides investors increased transparency into business results and trends and provides investors with a view of the business as seen through the eyes of management. Earnings (loss) excluding Identified Items is not meant to be viewed in isolation or as a substitute for net income (loss) attributable to ExxonMobil as prepared in accordance with U.S. GAAP.

Three Months Ended March 31, 2023	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	1,632	4,825	1,910	2,273	324	47	451	323	(355)	11,430
Identified Items
Tax-related items	—	(158)	—	(30)	—	—	—	—	—	(188)
Earnings (loss) excluding Identified Items (Non-GAAP)	1,632	4,983	1,910	2,303	324	47	451	323	(355)	11,618

Three Months Ended March 31, 2022	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	2,376	2,112	489	(684)	770	636	246	230	(694)	5,480
Identified Items
Impairments	—	(2,877)	—	—	—	—	—	—	(98)	(2,975)
Other	—	(378)	—	—	—	—	—	—	—	(378)
Earnings (loss) excluding Identified Items (Non-GAAP)	2,376	5,367	489	(684)	770	636	246	230	(596)	8,833
References in this discussion to Corporate earnings (loss) mean net income (loss) attributable to ExxonMobil (U.S. GAAP) from the Condensed Consolidated Statement of Income. Unless otherwise indicated, references to earnings (loss); Upstream, Energy Products, Chemical Products, Specialty Products, and Corporate and Financing earnings (loss); and earnings (loss) per share are ExxonMobil's share after excluding amounts attributable to noncontrolling interests.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

REVIEW OF FIRST QUARTER 2023 RESULTS
ExxonMobil’s first quarter 2023 earnings were $11.4 billion, or $2.79 per share assuming dilution, compared with earnings of $5.5 billion a year earlier. The increase in earnings was driven by higher Energy Products and Specialty Products margins as well as increased volume and improved mix. Capital and exploration expenditures were $6.4 billion, up $1.5 billion from first quarter 2022.

UPSTREAM

Upstream Financial Results

(millions of dollars)	Three Months Ended March 31,
	2023	2022
Earnings (loss) (U.S. GAAP)
United States	1,632	2,376
Non-U.S.	4,825	2,112
Total	6,457	4,488

Identified Items (1)
United States	—	—
Non-U.S.	(158)	(3,255)
Total	(158)	(3,255)

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	1,632	2,376
Non-U.S.	4,983	5,367
Total	6,615	7,743

Upstream First Quarter Earnings Factor Analysis
(millions of dollars)
Price – Price impacts, driven by a 23% decrease in average crude realizations, decreased earnings by $1,750 million.
Volume/Mix – Higher production volumes increased earnings by $620 million. Advantaged projects growth in Guyana and Permian more than offset the impact from divestments and the Russia expropriation.
Identified Items (1) – 1Q 2022 $(3,255) million loss as a result of the Russia expropriation. 1Q 2023 $(158) million loss from additional European taxes.
(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.

Upstream Operational Results

	Three Months Ended March 31,
	2023	2022
Net production of crude oil, natural gas liquids, bitumen and synthetic oil (thousands of barrels daily)
United States	820	753
Canada/Other Americas	670	474
Europe	4	4
Africa	220	257
Asia	749	738
Australia/Oceania	32	40
Worldwide	2,495	2,266

Net natural gas production available for sale (millions of cubic feet daily)
United States	2,367	2,777
Canada/Other Americas	94	182
Europe	548	770
Africa	134	58
Asia	3,597	3,340
Australia/Oceania	1,276	1,325
Worldwide	8,016	8,452

Oil-equivalent production (1) (thousands of oil-equivalent barrels daily)	3,831	3,675

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

Upstream Additional Information

(thousands of barrels daily)	Three Months Ended March 31, 2023
Volumes reconciliation (Oil-equivalent production) (1)
2022	3,675
Entitlements - Net Interest	(65)
Entitlements - Price / Spend / Other	55
Government Mandates	4
Divestments	(133)
Growth / Other	295
2023	3,831

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

1Q 2023 versus 1Q 2022
3.8 million oil-equivalent barrels per day in 1Q 2023 increased 156 thousand oil-equivalent barrels per day from 1Q 2022. Growth in Guyana and the Permian more than offset the impacts from divestments and the Russia expropriation. 1Q 2023 production also benefited from lower downtime and higher entitlements due to lower prices.

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
Growth and Other comprise all other operational and non-operational factors not covered by the above definitions that may affect volumes attributable to ExxonMobil. Such factors include, but are not limited to, production enhancements from project and work program activities, acquisitions including additions from asset exchanges, downtime, market demand, natural field decline, and any fiscal or commercial terms that do not affect entitlements.

ENERGY PRODUCTS

Energy Products Financial Results

(millions of dollars)	Three Months Ended March 31,
	2023	2022
Earnings (loss) (U.S. GAAP)
United States	1,910	489
Non-U.S.	2,273	(684)
Total	4,183	(196)

Identified Items (1)
United States	—	—
Non-U.S.	(30)	—
Total	(30)	—

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	1,910	489
Non-U.S.	2,303	(684)
Total	4,213	(196)
Due to rounding, numbers presented may not add up precisely to the totals indicated.

Energy Products First Quarter Earnings Factor Analysis
(millions of dollars)
Margins – Higher margins increased earnings by $4,520 million due to stronger industry refining margins, as well as marketing and trading contributions.
Volume/Mix – Favorable volume and mix impacts partly offset by increased scheduled maintenance increased earnings by $150 million.
Other – All other items, including higher maintenance costs, decreased earnings by $260 million.
Identified Items (1) – 1Q 2023 $(30) million loss from additional European taxes.
(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.

Energy Products Operational Results

(thousands of barrels daily)	Three Months Ended March 31,
	2023	2022
Refinery throughput
United States	1,643	1,685
Canada	417	399
Europe	1,189	1,193
Asia Pacific	565	537
Other	184	169
Worldwide	3,998	3,983

Energy Products sales (1)
United States	2,459	2,262
Non-U.S.	2,818	2,849
Worldwide	5,277	5,111

Gasoline, naphthas	2,177	2,114
Heating oils, kerosene, diesel	1,770	1,722
Aviation fuels	312	289
Heavy fuels	215	249
Other energy products	803	737

(1) Data reported net of purchases/sales contracts with the same counterparty.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

CHEMICAL PRODUCTS

Chemical Products Financial Results

(millions of dollars)	Three Months Ended March 31,
	2023	2022
Earnings (loss) (U.S. GAAP)
United States	324	770
Non-U.S.	47	636
Total	371	1,405

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	324	770
Non-U.S.	47	636
Total	371	1,405

(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

Chemical Products First Quarter Earnings Factor Analysis
(millions of dollars)
Margins – Weaker industry margins decreased earnings by $570 million.
Volume/Mix – Lower sales decreased earnings by $280 million, reflecting softening market conditions.
Other – All other items decreased earnings by $180 million, driven by higher scheduled maintenance expense.

Chemical Products Operational Results

(thousands of metric tons)	Three Months Ended March 31,
	2023	2022
Chemical Products sales (1)
United States	1,561	2,032
Non-U.S.	3,088	2,986
Worldwide	4,649	5,018

(1) Data reported net of purchases/sales contracts with the same counterparty.

SPECIALTY PRODUCTS

Specialty Products Financial Results

(millions of dollars)	Three Months Ended March 31,
	2023	2022
Earnings (loss) (U.S. GAAP)
United States	451	246
Non-U.S.	323	230
Total	774	476

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	451	246
Non-U.S.	323	230
Total	774	476

(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.

Specialty Products First Quarter Earnings Factor Analysis
(millions of dollars)
Margins – Improved margins, primarily related to basestocks, increased earnings by $390 million.
Volume/Mix – Unfavorable volume mix effects decreased earnings by $10 million.
Other – All other items, including negative foreign exchange impacts, decreased earnings by $80 million.

Specialty Products Operational Results

(thousands of metric tons)	Three Months Ended March 31,
	2023	2022
Specialty Products sales (1)
United States	476	522
Non-U.S.	1,464	1,484
Worldwide	1,940	2,006

(1) Data reported net of purchases/sales contracts with the same counterparty.

CORPORATE AND FINANCING

Corporate and Financing Financial Results

(millions of dollars)	Three Months Ended March 31,
	2023	2022
Earnings (loss) (U.S. GAAP)	(355)	(694)
Identified Items (1)	—	(98)
Earnings (loss) excluding Identified Items (1) (Non-GAAP)	(355)	(596)

(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.
Corporate and Financing expenses were $355 million for the first quarter of 2023, $339 million lower than the first quarter of 2022, reflecting lower financing costs and the absence of an identified item associated with the expropriation of the Corporation's interest in Sakhalin-1.

LIQUIDITY AND CAPITAL RESOURCES

(millions of dollars)	Three Months Ended March 31,
	2023	2022
Net cash provided by/(used in)
Operating activities	16,341	14,788
Investing activities	(4,925)	(3,945)
Financing activities	(8,507)	(6,713)
Effect of exchange rate changes	102	142
Increase/(decrease) in cash and cash equivalents	3,011	4,272

Cash and cash equivalents (at end of period)	32,676	11,074

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	16,341	14,788
Proceeds associated with sales of subsidiaries, property, plant & equipment, and sales and returns of investments	854	293
Cash flow from operations and asset sales (Non-GAAP)	17,195	15,081

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.
Cash flow from operations and asset sales in the first quarter of 2023 was $17.2 billion, an increase of $2.1 billion from the comparable 2022 period primarily reflecting higher earnings.
Cash provided by operating activities totaled $16.3 billion for the first three months of 2023, $1.6 billion higher than 2022. Net income including noncontrolling interests was $11.8 billion, an increase of $6.1 billion from the prior year period. The adjustment for the noncash provision of $4.2 billion for depreciation and depletion was down $4.6 billion from 2022. Changes in operational working capital were a reduction of $0.3 billion, compared to a contribution of $1.1 billion in the prior year period. All other items net increased cash flows by $0.6 billion in 2023 versus a reduction of $0.9 billion in 2022. See the Condensed Consolidated Statement of Cash Flows for additional details.
Investing activities for the first three months of 2023 used net cash of $4.9 billion, an increase of $1.0 billion compared to the prior year. Spending for additions to property, plant and equipment of $5.4 billion was $1.5 billion higher than 2022. Proceeds from asset sales were $0.9 billion. Net investments and advances increased $0.1 billion to $0.4 billion.
Net cash used in financing activities was $8.5 billion in the first three months of 2023, including $4.3 billion for the purchase of 39.3 million shares of ExxonMobil stock, as part of the previously announced buyback program. This compares to net cash used in financing activities of $6.7 billion in the prior year. Total debt at the end of the first quarter of 2023 was $41.4 billion compared to $41.2 billion at year-end 2022. The Corporation's debt to total capital ratio was 16.7 percent at the end of the first quarter of 2023 compared to 16.9 percent at year-end 2022. The net debt to capital ratio was 4.1 percent at the end of the first quarter, a decrease of 1.3 percentage points from year-end 2022. The Corporation's capital allocation priorities are investing in competitively advantaged, high-return projects, maintaining a strong balance sheet, and sharing our success with our shareholders through more consistent share repurchases and a growing dividend. The Corporation distributed a total of $3.7 billion to shareholders in the first three months of 2023 through dividends.
The Corporation has access to significant capacity of long-term and short-term liquidity. Internally generated funds are expected to cover the majority of financial requirements, supplemented by long-term and short-term debt. The Corporation had undrawn short-term committed lines of credit of $0.4 billion and undrawn long-term committed lines of credit of $1.3 billion as of first quarter 2023.
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
Litigation, other contingencies, and contractual obligations are discussed in Note 3 to the unaudited condensed consolidated financial statements.

TAXES

(millions of dollars)	Three Months Ended March 31,
	2023	2022
Income taxes	4,960	2,806
Effective income tax rate	34%	40%
Total other taxes and duties (1)	8,095	8,449
Total	13,055	11,255

(1) Includes “Other taxes and duties” plus taxes that are included in “Production and manufacturing expenses” and “Selling, general and administrative expenses”.
Total taxes were $13.1 billion for the first quarter of 2023, an increase of $1.8 billion from 2022. Income tax expense was $5.0 billion compared to $2.8 billion in the prior year reflecting higher commodity prices. The effective income tax rate of 34 percent declined from the 40 percent rate in the prior year period due primarily to a change in mix of results in jurisdictions with varying tax rates and one-time impacts in the prior period. Total other taxes and duties decreased by $0.4 billion to $8.1 billion.

CAPITAL AND EXPLORATION EXPENDITURES

(millions of dollars)	Three Months Ended March 31,
	2023	2022
Upstream (including exploration expenses)	4,581	3,879
Energy Products	685	566
Chemical Products	831	436
Specialty Products	91	23
Other	192	—
Total	6,380	4,904
Capital and exploration expenditures in the first quarter of 2023 were $6.4 billion, up $1.5 billion from the first quarter of 2022. The Corporation plans to invest in the range of $23 billion to $25 billion in 2023. Actual spending could vary depending on the progress of individual projects and property acquisitions.

FORWARD-LOOKING STATEMENTS
Statements related to outlooks; projections; descriptions of strategic, operating, and financial plans and objectives; statements of future ambitions and plans; and other statements of future events or conditions in this report, are forward-looking statements. Similarly, discussion of future carbon capture, transportation and storage, as well as biofuel, hydrogen, and other plans to reduce emissions are dependent on future market factors, such as continued technological progress, policy support and timely rule-making and permitting, and represent forward-looking statements. Actual future results, including financial and operating performance; total capital expenditures and mix, including allocations of capital to low carbon solutions; structural earnings improvement and structural cost reductions and efficiency gains, including the ability to offset inflationary pressure; plans to reduce future emissions and emissions intensity; ambitions to reach Scope 1 and Scope 2 net zero from operated assets by 2050, plans to reach net zero Scope 1 and 2 emissions in Upstream Permian Basin unconventional operated assets by 2030, eliminating routine flaring in-line with World Bank Zero Routine Flaring, reaching near-zero methane emissions from its operations, meeting ExxonMobil’s emission reduction goals and plans, divestment and start-up plans, and associated project plans as well as technology efforts, timing and outcome of projects related to the capture, transportation and storage of CO2, and produced biofuels; changes in law, taxes, or regulation including environmental regulations, trade sanctions, and timely granting of governmental permits and certifications; timing and outcome of hydrogen projects; cash flow, dividends and shareholder returns, including the timing and amounts of share repurchases; future debt levels and credit ratings; business and project plans, timing, costs, capacities and returns; and resource recoveries and production rates could differ materially due to a number of factors. These include global or regional changes in the supply and demand for oil, natural gas, petrochemicals, and feedstocks and other market factors, economic conditions, and seasonal fluctuations that impact prices and differentials for our products; government policies supporting lower carbon investment opportunities such as the U.S. Inflation Reduction Act or policies limiting the attractiveness of future investment such as the additional European tax on the energy sector; variable impacts of trading activities on our margins and results each quarter; actions of competitors and commercial counterparties; the outcome of commercial negotiations, including final agreed terms and conditions; the ability to access debt markets; the ultimate impacts of COVID-19 or other public health crises, including the effects of government responses on people and economies; reservoir performance, including variability and timing factors applicable to unconventional resources; the level and outcome of exploration projects and decisions to invest in future reserves; timely completion of development and other construction projects; final management approval of future projects and any changes in the scope, terms, or costs of such projects as approved; changes in law, taxes, or regulation including environmental regulations, trade sanctions, and timely granting of governmental permits and certifications; government policies and support and market demand for low carbon technologies; war, civil unrest, attacks against the company or industry, and other political or security disturbances; expropriations, seizure, or capacity, insurance or shipping limitations by foreign governments or laws; opportunities for potential investments or divestments and satisfaction of applicable conditions to closing, including regulatory approvals; the capture of efficiencies within and between business lines and the ability to maintain near-term cost reductions as ongoing efficiencies; unforeseen technical or operating difficulties and unplanned maintenance; the development and competitiveness of alternative energy and emission reduction technologies; the results of research programs and the ability to bring new technologies to commercial scale on a cost-competitive basis; and other factors discussed under Item 1A. Risk Factors of ExxonMobil’s 2022 Form 10-K.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the three months ended March 31, 2023, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2022.

ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of March 31, 2023. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ExxonMobil has elected to use a $1 million threshold for disclosing environmental proceedings.
As reported in the Corporation’s Form 10-Q for the third quarter of 2022, ExxonMobil appealed to the U.S. Court of Appeals for the Fifth Circuit a judgment of the United States District Court for the Southern District of Texas entered on April 26, 2017, in a citizen suit captioned Environment Texas Citizen Lobby, Inc. et al. v. Exxon Mobil Corporation, relating to alleged Clean Air Act and other violations at the Baytown complex. The U.S. District Court had awarded approximately $20 million in civil penalties, payable to the United States Treasury. On July 29, 2020, the Fifth Circuit vacated the U.S. District Court’s penalty award and remanded the case back to the District Court for further proceedings. On March 2, 2021, the U.S. District Court awarded $14.25 million in civil penalties, payable to the United States Treasury. ExxonMobil filed its appeal of the judgment in the U.S. Court of Appeals for the Fifth Circuit on April 12, 2021. On August 30, 2022, the Fifth Circuit affirmed the U.S. District Court’s revised penalty award of $14.25 million. On February 17, 2023, the Fifth Circuit granted ExxonMobil’s motion for rehearing en banc.
Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for Quarter Ended March 31, 2023

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Billions of dollars)
January 2023	12,526,472	$111.81	12,517,807	$33.6
February 2023	11,737,763	$113.24	11,737,763	$32.3
March 2023	15,039,938	$107.07	15,039,938	$30.7
Total	39,304,173	$110.42	39,295,508

(1) Includes shares withheld from participants in the company's incentive program for personal income taxes.
(2) Excludes 1% excise tax on stock repurchases of $45M.
(3) In its 2022 Corporate Plan Update released December 8, 2022, the Corporation stated that the company expanded its share repurchase program to up to $50 billion through 2024.
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

EXXON MOBIL CORPORATION
Date: May 2, 2023	By:	/s/ LEN M. FOX
Len M. Fox
Vice President, Controller and
Principal Accounting Officer