Form 10-Q
period 2023-06-30
EXXON MOBIL CORP
filed 2023-08-01
CIK 34088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission File Number 1-2256
Exxon Mobil Corporation
(Exact name of registrant as specified in its charter)

New Jersey	13-5409005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
22777 Springwoods Village Parkway, Spring, Texas 77389-1425
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2023
Common stock, without par value	4,003,192,787

EXXON MOBIL CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars, unless noted)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues and other income
Sales and other operating revenue	80,795	111,265	164,439	198,999
Income from equity affiliates	1,382	3,688	3,763	6,226
Other income	737	728	1,276	956
Total revenues and other income	82,914	115,681	169,478	206,181
Costs and other deductions
Crude oil and product purchases	47,598	65,613	93,601	118,001
Production and manufacturing expenses	8,860	10,686	18,296	20,927
Selling, general and administrative expenses	2,449	2,530	4,839	4,939
Depreciation and depletion (includes impairments)	4,242	4,451	8,486	13,334
Exploration expenses, including dry holes	133	286	274	459
Non-service pension and postretirement benefit expense	164	120	331	228
Interest expense	249	194	408	382
Other taxes and duties	7,563	6,868	14,784	14,422
Total costs and other deductions	71,258	90,748	141,019	172,692
Income (loss) before income taxes	11,656	24,933	28,459	33,489
Income tax expense (benefit)	3,503	6,359	8,463	9,165
Net income (loss) including noncontrolling interests	8,153	18,574	19,996	24,324
Net income (loss) attributable to noncontrolling interests	273	724	686	994
Net income (loss) attributable to ExxonMobil	7,880	17,850	19,310	23,330

Earnings (loss) per common share (dollars)	1.94	4.21	4.73	5.49

Earnings (loss) per common share - assuming dilution (dollars)	1.94	4.21	4.73	5.49

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) including noncontrolling interests	8,153	18,574	19,996	24,324

Other comprehensive income (loss) (net of income taxes)
Foreign exchange translation adjustment	514	(2,537)	687	(1,796)
Postretirement benefits reserves adjustment (excluding amortization)	17	155	36	260
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	7	102	13	195
Total other comprehensive income (loss)	538	(2,280)	736	(1,341)
Comprehensive income (loss) including noncontrolling interests	8,691	16,294	20,732	22,983
Comprehensive income (loss) attributable to noncontrolling interests	373	547	809	906
Comprehensive income (loss) attributable to ExxonMobil	8,318	15,747	19,923	22,077

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars, unless noted)	June 30, 2023	December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	29,528	29,640
Cash and cash equivalents – restricted	29	25
Notes and accounts receivable – net	35,915	41,749
Inventories
Crude oil, products and merchandise	20,006	20,434
Materials and supplies	4,243	4,001
Other current assets	2,039	1,782
Total current assets	91,760	97,631
Investments, advances and long-term receivables	47,273	49,793
Property, plant and equipment – net	206,736	204,692
Other assets, including intangibles – net	17,479	16,951
Total Assets	363,248	369,067

LIABILITIES
Current liabilities
Notes and loans payable	3,929	634
Accounts payable and accrued liabilities	54,404	63,197
Income taxes payable	3,482	5,214
Total current liabilities	61,815	69,045
Long-term debt	37,567	40,559
Postretirement benefits reserves	10,278	10,045
Deferred income tax liabilities	23,460	22,874
Long-term obligations to equity companies	2,036	2,338
Other long-term obligations	21,095	21,733
Total Liabilities	156,251	166,594

Commitments and contingencies (Note 3)

EQUITY
Common stock without par value (9,000 million shares authorized, 8,019 million shares issued)	16,029	15,752
Earnings reinvested	444,731	432,860
Accumulated other comprehensive income	(12,657)	(13,270)
Common stock held in treasury (4,016 million shares at June 30, 2023 and 3,937 million shares at December 31, 2022)	(249,057)	(240,293)
ExxonMobil share of equity	199,046	195,049
Noncontrolling interests	7,951	7,424
Total Equity	206,997	202,473
Total Liabilities and Equity	363,248	369,067

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)	Six Months Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) including noncontrolling interests	19,996	24,324
Depreciation and depletion (includes impairments)	8,486	13,334
Changes in operational working capital, excluding cash and debt	(3,885)	(1,661)
All other items – net	1,127	(1,246)
Net cash provided by operating activities	25,724	34,751

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(10,771)	(7,748)
Proceeds from asset sales and returns of investments	2,141	1,232
Additional investments and advances	(834)	(643)
Other investing activities including collection of advances	183	150
Net cash used in investing activities	(9,281)	(7,009)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	136	—
Reductions in long-term debt	(6)	—
Reductions in short-term debt	(172)	(2,336)
Additions/(reductions) in debt with three months or less maturity	(172)	1,303
Contingent consideration payments	(68)	(58)
Cash dividends to ExxonMobil shareholders	(7,439)	(7,487)
Cash dividends to noncontrolling interests	(293)	(123)
Changes in noncontrolling interests	11	(697)
Common stock acquired	(8,680)	(5,986)
Net cash used in financing activities	(16,683)	(15,384)

Effects of exchange rate changes on cash	132	(299)
Increase/(decrease) in cash and cash equivalents	(108)	12,059
Cash and cash equivalents at beginning of period	29,665	6,802
Cash and cash equivalents at end of period	29,557	18,861

SUPPLEMENTAL DISCLOSURES
Income taxes paid	8,841	5,545
Cash interest paid
Included in cash flows from operating activities	295	352
Capitalized, included in cash flows from investing activities	561	388
Total cash interest paid	856	740

Noncash right of use assets recorded in exchange for lease liabilities
Operating leases	1,036	1,039
Finance leases	438	656

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

	ExxonMobil Share of Equity

(millions of dollars, unless noted)	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity

Balance as of March 31, 2022	15,879	393,779	(12,914)	(227,529)	169,215	7,311	176,526
Amortization of stock-based awards	143	—	—	—	143	—	143
Other	(4)	—	—	—	(4)	(15)	(19)
Net income (loss) for the period	—	17,850	—	—	17,850	724	18,574
Dividends - common shares	—	(3,727)	—	—	(3,727)	(63)	(3,790)
Other comprehensive income (loss)	—	—	(2,103)	—	(2,103)	(177)	(2,280)
Acquisitions, at cost	—	—	—	(4,059)	(4,059)	(588)	(4,647)
Dispositions	—	—	—	1	1	—	1
Balance as of June 30, 2022	16,018	407,902	(15,017)	(231,587)	177,316	7,192	184,508

Balance as of March 31, 2023	15,904	440,552	(13,095)	(244,676)	198,685	7,729	206,414
Amortization of stock-based awards	130	—	—	—	130	—	130
Other	(5)	—	—	—	(5)	27	22
Net income (loss) for the period	—	7,880	—	—	7,880	273	8,153
Dividends - common shares	—	(3,701)	—	—	(3,701)	(178)	(3,879)
Other comprehensive income (loss)	—	—	438	—	438	100	538
Acquisitions, at cost	—	—	—	(4,383)	(4,383)	—	(4,383)
Dispositions	—	—	—	2	2	—	2
Balance as of June 30, 2023	16,029	444,731	(12,657)	(249,057)	199,046	7,951	206,997

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022

Common Stock Share Activity (millions of shares)	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Balance as of March 31	8,019	(3,976)	4,043	8,019	(3,806)	4,213
Acquisitions	—	(40)	(40)	—	(45)	(45)
Dispositions	—	—	—	—	—	—
Balance as of June 30	8,019	(4,016)	4,003	8,019	(3,851)	4,168

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

	ExxonMobil Share of Equity

(millions of dollars, unless noted)	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity

Balance as of December 31, 2021	15,746	392,059	(13,764)	(225,464)	168,577	7,106	175,683
Amortization of stock-based awards	281	—	—	—	281	—	281
Other	(9)	—	—	—	(9)	(1)	(10)
Net income (loss) for the period	—	23,330	—	—	23,330	994	24,324
Dividends - common shares	—	(7,487)	—	—	(7,487)	(123)	(7,610)
Other comprehensive income (loss)	—	—	(1,253)	—	(1,253)	(88)	(1,341)
Acquisitions, at cost	—	—	—	(6,126)	(6,126)	(696)	(6,822)
Dispositions	—	—	—	3	3	—	3
Balance as of June 30, 2022	16,018	407,902	(15,017)	(231,587)	177,316	7,192	184,508

Balance as of December 31, 2022	15,752	432,860	(13,270)	(240,293)	195,049	7,424	202,473
Amortization of stock-based awards	288	—	—	—	288	—	288
Other	(11)	—	—	—	(11)	11	—
Net income (loss) for the period	—	19,310	—	—	19,310	686	19,996
Dividends - common shares	—	(7,439)	—	—	(7,439)	(293)	(7,732)
Other comprehensive income (loss)	—	—	613	—	613	123	736
Acquisitions, at cost	—	—	—	(8,768)	(8,768)	—	(8,768)
Dispositions	—	—	—	4	4	—	4
Balance as of June 30, 2023	16,029	444,731	(12,657)	(249,057)	199,046	7,951	206,997

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022

Common Stock Share Activity (millions of shares)	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Balance as of December 31	8,019	(3,937)	4,082	8,019	(3,780)	4,239
Acquisitions	—	(79)	(79)	—	(71)	(71)
Dispositions	—	—	—	—	—	—
Balance as of June 30	8,019	(4,016)	4,003	8,019	(3,851)	4,168

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
State and local governments and other entities in various jurisdictions across the United States and its territories have filed a number of legal proceedings against several oil and gas companies, including ExxonMobil, requesting unprecedented legal and equitable relief for various alleged injuries purportedly connected to climate change. These lawsuits assert a variety of novel, untested claims under statutory and common law. Additional such lawsuits may be filed. We believe the legal and factual theories set forth in these proceedings are meritless and represent an inappropriate attempt to use the court system to usurp the proper role of policymakers in addressing the societal challenges of climate change.
Local governments in Louisiana have filed unprecedented legal proceedings against a number of oil and gas companies, including ExxonMobil, requesting compensation for the restoration of coastal marshes in the state. We believe the factual and legal theories set forth in these proceedings are meritless.
While the outcome of any litigation can be unpredictable, we believe the likelihood is remote that the ultimate outcomes of these lawsuits will have a material adverse effect on the Corporation’s operations, financial condition, or financial statements taken as a whole. We will continue to defend vigorously against these claims.
Other Contingencies
The Corporation and certain of its consolidated subsidiaries were contingently liable at June 30, 2023, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. Where it is not possible to make a reasonable estimation of the maximum potential amount of future payments, future performance is expected to be either immaterial or have only a remote chance of occurrence. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	June 30, 2023

(millions of dollars)	Equity Company Obligations (1)	Other Third-Party Obligations	Total
Guarantees
Debt-related	1,164	150	1,314
Other	716	5,725	6,441
Total	1,880	5,875	7,755

(1) ExxonMobil share
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

Note 4. Other Comprehensive Income Information

ExxonMobil Share of Accumulated Other Comprehensive Income (millions of dollars)	Cumulative Foreign Exchange Translation Adjustment	Postretirement Benefits Reserves Adjustment	Total
Balance as of December 31, 2021	(11,499)	(2,265)	(13,764)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	(1,682)	245	(1,437)
Amounts reclassified from accumulated other comprehensive income	—	184	184
Total change in accumulated other comprehensive income	(1,682)	429	(1,253)
Balance as of June 30, 2022	(13,181)	(1,836)	(15,017)

Balance as of December 31, 2022	(14,591)	1,321	(13,270)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	570	35	605
Amounts reclassified from accumulated other comprehensive income	—	8	8
Total change in accumulated other comprehensive income	570	43	613
Balance as of June 30, 2023	(14,021)	1,364	(12,657)

(1) Cumulative Foreign Exchange Translation Adjustment includes net investment hedge gain/(loss) net of taxes of $(70) million and $327 million in 2023 and 2022, respectively.

Amounts Reclassified Out of Accumulated Other Comprehensive Income - Before-tax Income/(Expense) (millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs
(Statement of Income line: Non-service pension and postretirement benefit expense)	(6)	(132)	(14)	(252)

Income Tax (Expense)/Credit For Components of Other Comprehensive Income (millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Foreign exchange translation adjustment	85	(68)	133	(90)
Postretirement benefits reserves adjustment (excluding amortization)	20	(83)	31	(123)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	1	(30)	(1)	(57)
Total	106	(181)	163	(270)

Note 5. Earnings Per Share

Earnings per common share	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) attributable to ExxonMobil (millions of dollars)	7,880	17,850	19,310	23,330
Weighted-average number of common shares outstanding (millions of shares) (1)	4,066	4,233	4,084	4,248
Earnings (loss) per common share (dollars) (2)	1.94	4.21	4.73	5.49
Dividends paid per common share (dollars)	0.91	0.88	1.82	1.76

(1) Includes restricted shares not vested.
(2) Earnings (loss) per common share and earnings (loss) per common share – assuming dilution are the same in each period shown.

Note 6. Pension and Other Postretirement Benefits

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Components of net benefit cost
Pension Benefits - U.S.
Service cost	122	177	242	356
Interest cost	165	129	331	258
Expected return on plan assets	(133)	(140)	(266)	(280)
Amortization of actuarial loss/(gain)	21	39	42	78
Amortization of prior service cost	(7)	(7)	(14)	(14)
Net pension enhancement and curtailment/settlement cost	7	53	15	90
Net benefit cost	175	251	350	488

Pension Benefits - Non-U.S.
Service cost	81	145	163	295
Interest cost	232	157	466	317
Expected return on plan assets	(172)	(207)	(346)	(420)
Amortization of actuarial loss/(gain)	14	47	28	94
Amortization of prior service cost	13	11	25	23
Net pension enhancement and curtailment/settlement cost	—	(1)	—	(1)
Net benefit cost	168	152	336	308

Other Postretirement Benefits
Service cost	20	38	40	78
Interest cost	69	53	139	108
Expected return on plan assets	(3)	(4)	(7)	(7)
Amortization of actuarial loss/(gain)	(31)	—	(61)	3
Amortization of prior service cost	(11)	(10)	(21)	(21)
Net benefit cost	44	77	90	161

Note 7. Financial Instruments and Derivatives
The estimated fair value of financial instruments and derivatives at June 30, 2023 and December 31, 2022, and the related hierarchy level for the fair value measurement was as follows:

	June 30, 2023

	Fair Value
(millions of dollars)	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	4,768	1,980	—	6,748	(5,477)	(807)	—	464
Advances to/receivables from equity companies (2)(6)	—	2,472	4,645	7,117	—	—	592	7,709
Other long-term financial assets (3)	1,255	—	864	2,119	—	—	283	2,402

Liabilities
Derivative liabilities (4)	4,031	2,136	—	6,167	(5,477)	(72)	—	618
Long-term debt (5)	30,891	1,099	9	31,999	—	—	3,790	35,789
Long-term obligations to equity companies (6)	—	—	2,161	2,161	—	—	(125)	2,036
Other long-term financial liabilities (7)	—	—	631	631	—	—	44	675

	December 31, 2022

	Fair Value
(millions of dollars)	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	4,309	3,455	—	7,764	(5,778)	(969)	—	1,017
Advances to/receivables from equity companies (2)(6)	—	2,406	4,958	7,364	—	—	685	8,049
Other long-term financial assets (3)	1,208	—	1,413	2,621	—	—	346	2,967

Liabilities
Derivative liabilities (4)	3,417	3,264	—	6,681	(5,778)	(79)	—	824
Long-term debt (5)	33,112	1,880	6	34,998	—	—	4,173	39,171
Long-term obligations to equity companies (6)	—	—	2,467	2,467	—	—	(129)	2,338
Other long-term financial liabilities (7)	—	—	679	679	—	—	38	717

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

At June 30, 2023 and December 31, 2022, respectively, the Corporation had $698 million and $1,494 million of collateral under master netting arrangements not offset against the derivatives on the Condensed Consolidated Balance Sheet, primarily related to initial margin requirements.

The Corporation may use non-derivative financial instruments, such as its foreign currency-denominated debt, as hedges of its net investments in certain foreign subsidiaries. Under this method, the change in the carrying value of the financial instruments due to foreign exchange fluctuations is reported in accumulated other comprehensive income. As of June 30, 2023, the Corporation has designated $4.9 billion of its Euro-denominated debt and related accrued interest as a net investment hedge of its European business. The net investment hedge is deemed to be perfectly effective.
The Corporation had undrawn short-term committed lines of credit of $545 million and undrawn long-term committed lines of credit of $928 million as of second quarter 2023.
Derivative Instruments
The Corporation’s size, strong capital structure, geographic diversity, and the complementary nature of its business segments reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and to generate returns from trading. Commodity contracts held for trading purposes are presented in the Condensed Consolidated Statement of Income on a net basis in the line “Sales and other operating revenue". The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of June 30, 2023 and December 31, 2022, or results of operations for the periods ended June 30, 2023 and 2022.
Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation maintains a system of controls that includes the authorization, reporting, and monitoring of derivative activity.
The net notional long/(short) position of derivative instruments at June 30, 2023 and December 31, 2022, was as follows:

(millions)	June 30, 2023	December 31, 2022
Crude oil (barrels)	34	4
Petroleum products (barrels)	(69)	(52)
Natural gas (MMBTUs)	(75)	(64)
Realized and unrealized gains/(losses) on derivative instruments that were recognized in the Condensed Consolidated Statement of Income are included in the following lines on a before-tax basis:

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales and other operating revenue	332	(1,413)	983	(3,948)
Crude oil and product purchases	5	—	(20)	(26)
Total	337	(1,413)	963	(3,974)

Note 8. Disclosures about Segments and Related Information

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings (Loss) After Income Tax
Upstream
United States	920	3,749	2,552	6,125
Non-U.S. (1)	3,657	7,622	8,482	9,734
Energy Products
United States	1,528	2,655	3,438	3,144
Non-U.S.	782	2,617	3,055	1,933
Chemical Products
United States	486	625	810	1,395
Non-U.S.	342	450	389	1,086
Specialty Products
United States	373	232	824	478
Non-U.S.	298	185	621	415
Corporate and Financing (1)	(506)	(286)	(861)	(980)
Corporate total	7,880	17,850	19,310	23,330

Sales and Other Operating Revenue
Upstream
United States	1,673	3,958	4,443	6,614
Non-U.S.	3,739	7,101	9,126	13,444
Energy Products
United States	26,128	34,473	51,052	59,326
Non-U.S.	38,945	52,804	78,921	94,519
Chemical Products
United States	1,992	3,180	4,021	6,274
Non-U.S.	3,678	4,497	7,370	8,994
Specialty Products
United States	1,542	1,653	3,110	3,044
Non-U.S.	3,095	3,591	6,384	6,769
Corporate and Financing	3	8	12	15
Corporate total	80,795	111,265	164,439	198,999

Intersegment Revenue
Upstream
United States	5,044	7,180	10,000	13,371
Non-U.S.	8,412	13,533	17,811	24,368
Energy Products
United States	5,074	8,348	10,525	15,197
Non-U.S.	6,988	10,848	13,957	19,610
Chemical Products
United States	2,084	2,558	3,872	4,325
Non-U.S.	977	1,600	1,754	3,107
Specialty Products
United States	684	713	1,364	1,272
Non-U.S.	169	195	268	419
Corporate and Financing	64	59	128	116

(1) Results for first quarter 2022 include charges of $3.3 billion in non-U.S. Upstream and $0.1 billion in Corporate and Financing associated with the expropriation of the Corporation's interest in Sakhalin-1.

Geographic Sales and Other Operating Revenue
(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	31,335	43,264	62,626	75,258
Non-U.S.	49,460	68,001	101,813	123,741
Total	80,795	111,265	164,439	198,999

Significant Non-U.S. revenue sources include: (1)
Canada	6,825	9,642	13,546	16,638
United Kingdom	5,242	8,306	12,253	15,854
Singapore	3,758	4,774	7,489	9,096
France	3,494	5,265	6,978	9,622
Italy	2,527	3,063	5,063	5,898
Belgium	2,410	3,041	5,059	5,877
Australia	2,392	3,205	4,820	5,661

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

Sales and other operating revenue (millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue from contracts with customers	63,322	85,851	127,626	154,667
Revenue outside the scope of ASC 606	17,473	25,414	36,813	44,332
Total	80,795	111,265	164,439	198,999

Note 9. Divestment Activities
Through June 30, 2023, the Corporation realized proceeds of approximately $2.1 billion from its divestment activities in 2023 with negligible impact on net after-tax earnings. This included the sale of the Aera Energy joint venture, the Billings Refinery, certain unconventional assets in the United States, as well as other smaller divestments.
In January 2023, the Corporation executed an agreement with Bangchak Corporation to sell its interest in Esso Thailand Ltd. that includes the Sriracha Refinery, select distribution terminals, and a network of retail stations. The transaction is anticipated to close in third quarter 2023.
In 2022, the Corporation realized proceeds of approximately $5 billion and recognized net after-tax earnings of approximately $0.4 billion from its divestment activities. This included the sale of certain unproved assets in Romania and unconventional assets in Canada and the United States, as well as other smaller divestments.
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

Note 10. Subsequent Events
On July 13, 2023, the Corporation entered into an agreement to acquire Denbury Inc., a developer of carbon capture, utilization and storage solutions and enhanced oil recovery in exchange for ExxonMobil common stock. Based on the July 12 closing price for ExxonMobil shares, and at a fixed exchange rate of 0.84 per Denbury share, the transaction value was $4.9 billion. The number of shares issuable in connection with the transaction would have been approximately 45 million. The transaction is currently expected to close in the fourth quarter of 2023. In addition to carbon capture and storage assets, the acquisition includes Gulf Coast and Rocky Mountain oil and natural gas operations which consist of proved reserves totaling over 200 million barrels of oil equivalent, with 47 thousand oil-equivalent barrels per day of current production.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
During the first quarter of 2023, the price of crude oil declined towards the average of the 10-year range (2010-2019), impacted by higher inventory levels. Crude oil prices were relatively flat in the second quarter after OPEC+ oil producers further reduced oil output, which helped offset concerns over potential market impacts from a weakening global economy. Natural gas prices remained above the 10-year average despite declining significantly in the first half. Storage levels increased above historical averages in the United States and Europe on higher supply and lower demand. Refining margins declined on easing supply concerns with stabilization of Russian supply, yet remain above the 10-year average. Chemical margins remained well below the 10-year range due to continued bottom-of-cycle conditions in Asia Pacific; however, global margins improved in the second quarter on lower feed costs.
The Corporation’s first half results included after-tax charges of $0.2 billion related to additional European taxes imposed on the energy sector, mainly reflected in the line “Income tax expense (benefit).” The enactment of regulations in late 2022 by European Member States and other countries imposed mandatory taxes on certain companies active in the crude petroleum, coal, natural gas, and refinery sectors.
Denbury Acquisition
On July 13, 2023, the Corporation announced that it had entered into a definitive agreement to acquire Denbury Inc. The acquisition further accelerates the Corporation’s Low Carbon Solutions opportunities. See Note 10 of the Condensed Consolidated Financial Statements for additional information.

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

Three Months Ended June 30, 2023	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	920	3,657	1,528	782	486	342	373	298	(506)	7,880
Identified Items
Tax-related items	—	(12)	—	18	—	—	—	—	—	6
Earnings (loss) excluding Identified Items (Non-GAAP)	920	3,669	1,528	764	486	342	373	298	(506)	7,874

Three Months Ended June 30, 2022	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	3,749	7,622	2,655	2,617	625	450	232	185	(286)	17,850
Identified Items
Gain/(loss) on sale of assets	299	—	—	—	—	—	—	—	—	299
Earnings (loss) excluding Identified Items (Non-GAAP)	3,450	7,622	2,655	2,617	625	450	232	185	(286)	17,551

Six Months Ended June 30, 2023	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	2,552	8,482	3,438	3,055	810	389	824	621	(861)	19,310
Identified Items
Tax-related items	—	(170)	—	(12)	—	—	—	—	—	(182)
Earnings (loss) excluding Identified Items (Non-GAAP)	2,552	8,652	3,438	3,067	810	389	824	621	(861)	19,492

Six Months Ended June 30, 2022	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	6,125	9,734	3,144	1,933	1,395	1,086	478	415	(980)	23,330
Identified Items
Impairments	—	(2,877)	—	—	—	—	—	—	(98)	(2,975)
Gain/(loss) on sale of assets	299	—	—	—	—	—	—	—	—	299
Other	—	(378)	—	—	—	—	—	—	—	(378)
Earnings (loss) excluding Identified Items (Non-GAAP)	5,826	12,989	3,144	1,933	1,395	1,086	478	415	(882)	26,384
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

REVIEW OF SECOND QUARTER 2023 RESULTS
ExxonMobil’s second-quarter 2023 earnings were $7.9 billion, or $1.94 per share assuming dilution, compared with earnings of $17.9 billion a year earlier. The decrease in earnings was driven by lower crude and natural gas prices, and declining industry refining margins. Capital and exploration expenditures were $6.2 billion, up $1.6 billion from second quarter 2022.
Earnings for the first six months of 2023 were $19.3 billion, or $4.73 per diluted share, compared with $23.3 billion a year earlier. Capital and exploration expenditures were $12.5 billion, up $3.0 billion from 2022. The Corporation distributed $7.4 billion in dividends to shareholders and repurchased $8.7 billion of common stock.

UPSTREAM

Upstream Financial Results

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings (loss) (U.S. GAAP)
United States	920	3,749	2,552	6,125
Non-U.S.	3,657	7,622	8,482	9,734
Total	4,577	11,371	11,034	15,859

Identified Items (1)
United States	—	299	—	299
Non-U.S.	(12)	—	(170)	(3,255)
Total	(12)	299	(170)	(2,956)

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	920	3,450	2,552	5,826
Non-U.S.	3,669	7,622	8,652	12,989
Total	4,589	11,072	11,204	18,815

Upstream Second Quarter Earnings Factor Analysis
(millions of dollars)
Price – Price impacts decreased earnings by $6,300 million, driven by a 33% decrease in average crude realizations and 51% decrease in average natural gas realizations.
Volume/Mix – Lower volumes decreased earnings by $150 million, mainly driven by natural gas, partly offset by liquids growth in Guyana and the Permian.
Other – All other items decreased earnings by $30 million.
Identified Items (1) – 2Q 2022 $299 million gain on the sale of U.S. Barnett Shale assets. 2Q 2023 $(12) million loss driven by additional European taxes.
(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.

Upstream Year-to-Date Earnings Factor Analysis
(millions of dollars)
Price – Price impacts decreased earnings by $8,110 million, driven by a 28% decrease in average realizations for crude oil and a 27% decrease in average natural gas realizations.
Volume/Mix – Favorable volume and mix effects increased earnings by $520 million, driven by higher production from our advantaged projects in Guyana and the Permian.
Other – All other items decreased earnings by $20 million.
Identified Items (1) – 2022 $(2,956) million loss as a result of the Russia expropriation, partly offset by a gain on the sale of U.S. Barnett Shale assets. 2023 $(170) million loss driven by additional European taxes.
(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.

Upstream Operational Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net production of crude oil, natural gas liquids, bitumen and synthetic oil (thousands of barrels daily)
United States	785	777	802	765
Canada/Other Americas	618	556	645	516
Europe	4	4	4	4
Africa	206	224	213	240
Asia	702	691	725	714
Australia/Oceania	38	46	35	43
Worldwide	2,353	2,298	2,424	2,282

Net natural gas production available for sale (millions of cubic feet daily)
United States	2,346	2,699	2,357	2,738
Canada/Other Americas	97	180	94	180
Europe	375	825	461	798
Africa	86	67	110	63
Asia	3,350	3,320	3,473	3,330
Australia/Oceania	1,275	1,515	1,276	1,421
Worldwide	7,529	8,606	7,771	8,530

Oil-equivalent production (1) (thousands of oil-equivalent barrels daily)	3,608	3,732	3,719	3,704

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

Upstream Additional Information

(thousands of barrels daily)	Three Months Ended June 30	Six Months Ended June 30
Volumes reconciliation (Oil-equivalent production) (1)
2022	3,732	3,704
Entitlements - Net Interest	(26)	(46)
Entitlements - Price / Spend / Other	77	64
Government Mandates	(47)	(25)
Divestments	(152)	(141)
Growth / Other	24	163
2023	3,608	3,719

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

2Q 2023 versus 2Q 2022
3.6 million oil-equivalent barrels per day in 2Q 2023 decreased 124 thousand oil-equivalent barrels per day from 2Q 2022. Net production increased 24 thousand oil-equivalent barrels per day, excluding the impacts from entitlements, divestments, the Russia expropriation, and higher government-mandated curtailments.

YTD 2023 versus YTD 2022
3.7 million oil-equivalent barrels per day in 2023 increased 15 thousand oil-equivalent barrels per day from 2022. Net production increased 163 thousand oil-equivalent barrels per day driven by growth in Guyana and Permian, excluding the impacts from entitlements, divestments, the Russia expropriation, and higher government-mandated curtailments.

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
Government Mandates are changes to ExxonMobil's sustainable production levels as a result of production limits or sanctions imposed by governments.
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

ENERGY PRODUCTS

Energy Products Financial Results

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings (loss) (U.S. GAAP)
United States	1,528	2,655	3,438	3,144
Non-U.S.	782	2,617	3,055	1,933
Total	2,310	5,273	6,493	5,077

Identified Items (1)
United States	—	—	—	—
Non-U.S.	18	—	(12)	—
Total	18	—	(12)	—

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	1,528	2,655	3,438	3,144
Non-U.S.	764	2,617	3,067	1,933
Total	2,292	5,273	6,505	5,077

Due to rounding, numbers presented may not add up precisely to the totals indicated.

Energy Products Second Quarter Earnings Factor Analysis
(millions of dollars)
Margins – Lower margins decreased earnings by $3,100 million due to lower industry refining margins, partly offset by increased marketing and trading contributions.
Volume/Mix – Favorable volume and mix increased earnings by $90 million, driven by the Beaumont refinery expansion.
Other – All other items increased earnings by $30 million.
Identified Items (1) – 2Q 2023 $18 million gain related to European taxes.
(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.

Energy Products Year-to-Date Earnings Factor Analysis
(millions of dollars)
Margins – Margins increased earnings by $1,370 million as higher marketing and trading contributions more than offset declining industry refining margins.
Volume/Mix – Favorable volume and mix effects increased earnings by $290 million, including start-up of the Beaumont refinery expansion.
Other – All other items decreased earnings by $230 million, primarily due to higher project and maintenance expenses.
Identified Items (1) – 2023 $(12) million loss from additional European taxes.
(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.

Energy Products Operational Results

(thousands of barrels daily)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Refinery throughput
United States	1,944	1,686	1,794	1,686
Canada	388	413	403	406
Europe	1,209	1,164	1,199	1,179
Asia Pacific	463	532	514	534
Other	169	193	176	180
Worldwide	4,173	3,988	4,086	3,985

Energy Products sales (2)
United States	2,743	2,452	2,601	2,358
Non-U.S.	2,916	2,858	2,867	2,853
Worldwide	5,658	5,310	5,469	5,211

Gasoline, naphthas	2,401	2,208	2,290	2,161
Heating oils, kerosene, diesel	1,842	1,755	1,806	1,739
Aviation fuels	344	350	328	319
Heavy fuels	228	228	221	238
Other energy products	844	769	823	753

(2) Data reported net of purchases/sales contracts with the same counterparty.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

CHEMICAL PRODUCTS

Chemical Products Financial Results

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings (loss) (U.S. GAAP)
United States	486	625	810	1,395
Non-U.S.	342	450	389	1,086
Total	828	1,076	1,199	2,481

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	486	625	810	1,395
Non-U.S.	342	450	389	1,086
Total	828	1,076	1,199	2,481

(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

Chemical Products Second Quarter Earnings Factor Analysis
(millions of dollars)
Margins – Weaker industry margins decreased earnings by $150 million.
Volume/Mix – Lower sales decreased earnings by $100 million.

Chemical Products Year-to-Date Earnings Factor Analysis
(millions of dollars)
Margins – Weaker industry margins decreased earnings by $730 million.
Volume/Mix – Lower sales decreased earnings by $350 million, reflecting weaker market fundamentals.
Other – All other items decreased earnings by $200 million, primarily driven by higher project and planned maintenance expenses.

Chemical Products Operational Results

(thousands of metric tons)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Chemical Products sales (1)
United States	1,725	1,998	3,286	4,030
Non-U.S.	3,124	2,812	6,212	5,798
Worldwide	4,849	4,811	9,498	9,829

(1) Data reported net of purchases/sales contracts with the same counterparty.

SPECIALTY PRODUCTS

Specialty Products Financial Results

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings (loss) (U.S. GAAP)
United States	373	232	824	478
Non-U.S.	298	185	621	415
Total	671	417	1,445	893

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	373	232	824	478
Non-U.S.	298	185	621	415
Total	671	417	1,445	893

(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.

Specialty Products Second Quarter Earnings Factor Analysis
(millions of dollars)
Margins – Stronger finished lubes and basestock margins increased earnings by $320 million.
Volume/Mix – Lower basestock sales decreased earnings by $90 million.
Other – All other items increased earnings by $20 million.

Specialty Products Year-to-Date Earnings Factor Analysis
(millions of dollars)
Margins – Improved margins increased earnings by $690 million, primarily related to lower feed costs.
Volume/Mix – Lower volumes decreased earnings by $80 million.
Other – All other items decreased earnings by $60 million.

Specialty Products Operational Results

(thousands of metric tons)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Specialty Products sales (1)
United States	514	590	991	1,111
Non-U.S.	1,391	1,511	2,855	2,995
Worldwide	1,905	2,100	3,845	4,107

(1) Data reported net of purchases/sales contracts with the same counterparty.

CORPORATE AND FINANCING

Corporate and Financing Financial Results

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings (loss) (U.S. GAAP)	(506)	(286)	(861)	(980)
Identified Items (2)	—	—	—	(98)
Earnings (loss) excluding Identified Items (2) (Non-GAAP)	(506)	(286)	(861)	(882)

(2) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.
Corporate and Financing expenses were $506 million for the second quarter of 2023, $220 million higher than the second quarter of 2022, reflecting unfavorable tax items and foreign exchange impacts, partly offset by lower financing costs.
Corporate and Financing expenses were $861 million for the first six months of 2023, $119 million lower than 2022, primarily reflecting the absence of an identified item associated with the Sakhalin-1 expropriation.

LIQUIDITY AND CAPITAL RESOURCES

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net cash provided by/(used in)
Operating activities			25,724	34,751
Investing activities			(9,281)	(7,009)
Financing activities			(16,683)	(15,384)
Effect of exchange rate changes			132	(299)
Increase/(decrease) in cash and cash equivalents			(108)	12,059

Cash and cash equivalents (at end of period)			29,557	18,861

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	9,383	19,963	25,724	34,751
Proceeds associated with sales of subsidiaries, property, plant & equipment, and sales and returns of investments	1,287	939	2,141	1,232
Cash flow from operations and asset sales (Non-GAAP)	10,670	20,902	27,865	35,983

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.
Cash flow from operations and asset sales in the second quarter of 2023 was $10.7 billion, a decrease of $10.2 billion from the comparable 2022 period primarily reflecting lower earnings.
Cash provided by operating activities totaled $25.7 billion for the first six months of 2023, $9.0 billion lower than 2022. Net income including noncontrolling interests was $20.0 billion, a decrease of $4.3 billion from the prior year period. The adjustment for the noncash provision of $8.5 billion for depreciation and depletion was down $4.8 billion from 2022. Changes in operational working capital were a reduction of $3.9 billion, compared to a reduction of $1.7 billion in the prior year period. All other items net increased cash flows by $1.1 billion in 2023 versus a reduction of $1.2 billion in 2022. See the Condensed Consolidated Statement of Cash Flows for additional details.
Investing activities for the first six months of 2023 used net cash of $9.3 billion, an increase of $2.3 billion compared to the prior year. Spending for additions to property, plant and equipment of $10.8 billion was $3.0 billion higher than 2022. Proceeds from asset sales were $2.1 billion. Net investments and advances increased $0.2 billion to $0.7 billion.
Net cash used in financing activities was $16.7 billion in the first six months of 2023, including $8.7 billion for the purchase of 79.1 million shares of ExxonMobil stock, as part of the previously announced buyback program. This compares to net cash used in financing activities of $15.4 billion in the prior year. Total debt at the end of the second quarter of 2023 was $41.5 billion compared to $41.2 billion at year-end 2022. The Corporation's debt to total capital ratio was 16.7 percent at the end of the second quarter of 2023 compared to 16.9 percent at year-end 2022. The net debt to capital ratio was 5.5 percent at the end of the second quarter, an increase of 0.1 percentage points from year-end 2022. The Corporation's capital allocation priorities are investing in competitively advantaged, high-return projects; maintaining a strong balance sheet; and sharing our success with our shareholders through more consistent share repurchases and a growing dividend. The Corporation distributed a total of $7.4 billion to shareholders in the first six months of 2023 through dividends.
The Corporation has access to significant capacity of long-term and short-term liquidity. Internally generated funds are expected to cover the majority of financial requirements, supplemented by long-term and short-term debt. The Corporation had undrawn short-term committed lines of credit of $0.5 billion and undrawn long-term committed lines of credit of $0.9 billion as of second quarter 2023.
The Corporation, as part of its ongoing asset management program, continues to evaluate its mix of assets for potential upgrade. Because of the ongoing nature of this program, dispositions will continue to be made from time to time which will result in either gains or losses. Additionally, the Corporation continues to evaluate opportunities to enhance its business portfolio through acquisitions of assets or companies, and enters into such transactions from time to time. Key criteria for evaluating acquisitions include strategic fit, cost synergies, potential for future growth, and attractive current valuations. Acquisitions may be made with cash, shares of the Corporation’s common stock, or both.
Litigation and other contingencies are discussed in Note 3 to the unaudited condensed consolidated financial statements.

Contractual Obligations
The Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. Through July 2023, the Corporation has entered into various long-term agreements with an estimated total obligation of approximately $6.9 billion. As of June 30, undiscounted commitments for leases not yet commenced totaled $4.1 billion for operating leases and $2.2 billion for finance leases.

TAXES

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income taxes	3,503	6,359	8,463	9,165
Effective income tax rate	33%	31%	34%	34%
Total other taxes and duties (1)	8,328	7,779	16,423	16,228
Total	11,831	14,138	24,886	25,393

(1) Includes “Other taxes and duties” plus taxes that are included in “Production and manufacturing expenses” and “Selling, general and administrative expenses”.
Total taxes were $11.8 billion for the second quarter of 2023, a decrease of $2.3 billion from 2022. Income tax expense was $3.5 billion compared to $6.4 billion in the prior year reflecting lower commodity prices. The effective income tax rate of 33 percent increased from the 31 percent rate in the prior year period due primarily to a change in mix of results in jurisdictions with varying tax rates. Total other taxes and duties increased by $0.5 billion to $8.3 billion.
Total taxes were $24.9 billion for the first six months of 2023, a decrease of $0.5 billion from 2022. Income tax expense decreased by $0.7 billion to $8.5 billion reflecting lower commodity prices. The effective income tax rate of 34 percent was flat compared to the prior year period. Total other taxes and duties increased by $0.2 billion to $16.4 billion.

CAPITAL AND EXPLORATION EXPENDITURES

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Upstream (including exploration expenses)	4,609	3,627	9,190	7,506
Energy Products	731	506	1,416	1,072
Chemical Products	659	419	1,490	855
Specialty Products	103	56	194	79
Other	64	1	256	1
Total	6,166	4,609	12,546	9,513
Capital and exploration expenditures in the second quarter of 2023 were $6.2 billion, up 34% from the second quarter of 2022.
Capital and exploration expenditures in the first six months of 2023 were $12.5 billion, up 32% from the first six months of 2022. The Corporation plans to invest in the range of $23 billion to $25 billion in 2023. Actual spending could vary depending on the progress of individual projects and property acquisitions.

IMPORTANT INFORMATION ABOUT THE TRANSACTION AND WHERE TO FIND IT
In connection with the proposed transaction between Exxon Mobil Corporation (“ExxonMobil”) and Denbury Inc. (“Denbury”), ExxonMobil and Denbury will file relevant materials with the Securities and Exchange Commission (the “SEC”), including a registration statement on Form S-4 filed by ExxonMobil that will include a proxy statement of Denbury that also constitutes a prospectus of ExxonMobil. A definitive proxy statement/prospectus will be mailed to stockholders of Denbury. This communication is not a substitute for the registration statement, proxy statement or prospectus or any other document that ExxonMobil or Denbury (as applicable) may file with the SEC in connection with the proposed transaction. BEFORE MAKING ANY VOTING OR INVESTMENT DECISION, INVESTORS AND SECURITY HOLDERS OF EXXONMOBIL AND DENBURY ARE URGED TO READ THE REGISTRATION STATEMENT, THE PROXY STATEMENT/PROSPECTUS AND ANY OTHER RELEVANT DOCUMENTS THAT ARE FILED OR WILL BE FILED WITH THE SEC, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THESE DOCUMENTS, CAREFULLY AND IN THEIR ENTIRETY WHEN THEY BECOME AVAILABLE BECAUSE THEY CONTAIN OR WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION AND RELATED MATTERS. Investors and security holders may obtain free copies of the registration statement and the proxy statement/prospectus (when they become available), as well as other filings containing important information about ExxonMobil or Denbury, without charge at the SEC’s Internet website (http://www.sec.gov). Copies of the documents filed with the SEC by ExxonMobil will be available free of charge on ExxonMobil’s internet website at www.exxonmobil.com under the tab “investors” and then under the tab “SEC Filings” or by contacting ExxonMobil’s Investor Relations Department at investor.relations@exxonmobil.com. Copies of the documents filed with the SEC by Denbury will be available free of charge on Denbury’s internet website at https://investors.denbury.com/investors/financial-information/sec-filings/ or by directing a request to Denbury Inc., ATTN: Investor Relations, 5851 Legacy Circle, Suite 1200, Plano, TX 75024, Tel. No. (972) 673-2000. The information included on, or accessible through, ExxonMobil’s or Denbury’s website is not incorporated by reference into this communication.

Participants in the Solicitation
ExxonMobil, Denbury, their respective directors and certain of their respective executive officers may be deemed to be participants in the solicitation of proxies in respect of the proposed transaction. Information about the directors and executive officers of Denbury is set forth in its proxy statement for its 2023 annual meeting of stockholders, which was filed with the SEC on April 18, 2023, and in its Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 23, 2023. Information about the directors and executive officers of ExxonMobil is set forth in its proxy statement for its 2023 annual meeting of stockholders, which was filed with the SEC on April 13, 2023, and in its Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 22, 2023. Additional information regarding the participants in the proxy solicitations and a description of their direct or indirect interests, by security holdings or otherwise, will be contained in the proxy statement/prospectus and other relevant materials filed with the SEC when they become available.

No Offer or Solicitation
This communication is for informational purposes and is not intended to, and shall not, constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval, nor shall there be any offer, solicitation or sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the U.S. Securities Act of 1933, as amended.

FORWARD-LOOKING STATEMENTS
Statements related to outlooks; projections; descriptions of strategic, operating, and financial plans and objectives; statements of future ambitions and plans; and other statements of future events or conditions in this release, are forward-looking statements. Similarly, discussion of future carbon capture, transportation and storage, as well as biofuel, hydrogen, and other plans to reduce emissions are dependent on future market factors, such as continued technological progress, policy support and timely rule-making and permitting, and represent forward-looking statements. Actual future results, including financial and operating performance; total capital expenditures and mix, including allocations of capital to low carbon solutions; structural earnings improvement and structural cost reductions and efficiency gains, including the ability to offset inflationary pressure; plans to reduce future emissions and emissions intensity; ambitions to reach Scope 1 and Scope 2 net zero from operated assets by 2050, plans to reach net zero Scope 1 and 2 emissions in Upstream Permian Basin unconventional operated assets by 2030, eliminating routine flaring in-line with World Bank Zero Routine Flaring, reaching near-zero methane emissions from its operations, meeting ExxonMobil’s emission reduction goals and plans, divestment and start-up plans, and associated project plans as well as technology efforts, timing and outcome of projects related to the capture, transportation and storage of CO2, and produced biofuels, including completion of the Denbury acquisition; changes in law, taxes, or regulation including environmental regulations, trade sanctions, and timely granting of governmental permits and certifications; timing and outcome of hydrogen projects; cash flow, dividends and shareholder returns, including the timing and amounts of share repurchases; future debt levels and credit ratings; business and project plans, timing, costs, capacities and returns; and resource recoveries and production rates could differ materially due to a number of factors. These include global or regional changes in the supply and demand for oil, natural gas, petrochemicals, and feedstocks and other market factors, economic conditions, and seasonal fluctuations that impact prices and differentials for our products; government policies supporting lower carbon investment opportunities such as the U.S. Inflation Reduction Act or policies limiting the attractiveness of future investment such as the additional European taxes on the energy sector; variable impacts of trading activities on our margins and results each quarter; actions of competitors and commercial counterparties; the outcome of commercial negotiations, including final agreed terms and conditions; the ability to access debt markets; the ultimate impacts of COVID-19 or other public health crises, including the effects of government responses on people and economies; reservoir performance, including variability and timing factors applicable to unconventional resources; the level and outcome of exploration projects and decisions to invest in future reserves; timely completion of development and other construction projects; final management approval of future projects and any changes in the scope, terms, or costs of such projects as approved; government policies and support and market demand for low carbon technologies; war, civil unrest, attacks against the company or industry, and other political or security disturbances; expropriations, seizure, or capacity, insurance or shipping limitations by foreign governments or laws; opportunities for potential acquisitions, investments or divestments and satisfaction of applicable conditions to closing, including timely regulatory approvals; the capture of efficiencies within and between business lines and the ability to maintain near-term cost reductions as ongoing efficiencies; unforeseen technical or operating difficulties and unplanned maintenance; the development and competitiveness of alternative energy and emission reduction technologies; the results of research programs and the ability to bring new technologies to commercial scale on a cost-competitive basis; and other factors discussed under Item 1A. Risk Factors of ExxonMobil’s 2022 Form 10-K.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the six months ended June 30, 2023, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2022.

ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of June 30, 2023. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ExxonMobil has elected to use a $1 million threshold for disclosing environmental proceedings.
Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for Quarter Ended June 30, 2023

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Billions of dollars)
April 2023	11,468,654	$115.97	11,467,390	$29.3
May 2023	14,417,519	$106.81	14,416,979	$27.8
June 2023	13,945,206	$105.42	13,945,174	$26.3
Total	39,831,379	$108.96	39,829,543

(1) Includes shares withheld from participants in the company's incentive program for personal income taxes.
(2) Excludes 1% excise tax on stock repurchases of $43M.
(3) In its 2022 Corporate Plan Update released December 8, 2022, the Corporation stated that the company expanded its share repurchase program to up to $50 billion through 2024, including $15 billion of repurchases in 2022. Purchases were made under terms intended to qualify for exemption under Rules 10b-18 and 10b5-1. The Corporation will temporarily pause repurchases due to trading restrictions during the proxy solicitation period for the Denbury acquisition, which we expect to occur during the second half of 2023.

During the second quarter, the Corporation did not issue or sell any unregistered equity securities.

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2023, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

EXXON MOBIL CORPORATION
Date: August 1, 2023	By:	/s/ LEN M. FOX
Len M. Fox
Vice President, Controller and
Principal Accounting Officer