Form 10-Q
period 2023-09-30
EXXON MOBIL CORP
filed 2023-10-31
CIK 34088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2023
Common stock, without par value	3,962,917,886

EXXON MOBIL CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars, unless noted)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues and other income
Sales and other operating revenue	88,570	106,512	253,009	305,511
Income from equity affiliates	1,457	4,632	5,220	10,858
Other income	733	926	2,009	1,882
Total revenues and other income	90,760	112,070	260,238	318,251
Costs and other deductions
Crude oil and product purchases	53,076	60,197	146,677	178,198
Production and manufacturing expenses	8,696	11,317	26,992	32,244
Selling, general and administrative expenses	2,489	2,324	7,328	7,263
Depreciation and depletion (includes impairments)	4,415	5,642	12,901	18,976
Exploration expenses, including dry holes	338	218	612	677
Non-service pension and postretirement benefit expense	166	154	497	382
Interest expense	169	209	577	591
Other taxes and duties	7,712	6,587	22,496	21,009
Total costs and other deductions	77,061	86,648	218,080	259,340
Income (loss) before income taxes	13,699	25,422	42,158	58,911
Income tax expense (benefit)	4,353	5,224	12,816	14,389
Net income (loss) including noncontrolling interests	9,346	20,198	29,342	44,522
Net income (loss) attributable to noncontrolling interests	276	538	962	1,532
Net income (loss) attributable to ExxonMobil	9,070	19,660	28,380	42,990

Earnings (loss) per common share (dollars)	2.25	4.68	6.98	10.17

Earnings (loss) per common share - assuming dilution (dollars)	2.25	4.68	6.98	10.17

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) including noncontrolling interests	9,346	20,198	29,342	44,522

Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	(933)	(3,361)	(246)	(5,157)
Adjustment for foreign exchange translation (gain)/loss included in net income	549	—	549	—
Postretirement benefits reserves adjustment (excluding amortization)	11	108	47	368
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	6	128	19	323
Total other comprehensive income (loss)	(367)	(3,125)	369	(4,466)
Comprehensive income (loss) including noncontrolling interests	8,979	17,073	29,711	40,056
Comprehensive income (loss) attributable to noncontrolling interests	340	199	1,149	1,105
Comprehensive income (loss) attributable to ExxonMobil	8,639	16,874	28,562	38,951

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars, unless noted)	September 30, 2023	December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	32,944	29,640
Cash and cash equivalents – restricted	29	25
Notes and accounts receivable – net	41,814	41,749
Inventories
Crude oil, products and merchandise	20,052	20,434
Materials and supplies	4,398	4,001
Other current assets	1,905	1,782
Total current assets	101,142	97,631
Investments, advances and long-term receivables	48,066	49,793
Property, plant and equipment – net	205,862	204,692
Other assets, including intangibles – net	17,189	16,951
Total Assets	372,259	369,067

LIABILITIES
Current liabilities
Notes and loans payable	4,743	634
Accounts payable and accrued liabilities	62,257	63,197
Income taxes payable	4,186	5,214
Total current liabilities	71,186	69,045
Long-term debt	36,510	40,559
Postretirement benefits reserves	10,174	10,045
Deferred income tax liabilities	23,912	22,874
Long-term obligations to equity companies	2,076	2,338
Other long-term obligations	20,868	21,733
Total Liabilities	164,726	166,594

Commitments and contingencies (Note 3)

EQUITY
Common stock without par value (9,000 million shares authorized, 8,019 million shares issued)	16,165	15,752
Earnings reinvested	450,138	432,860
Accumulated other comprehensive income	(13,088)	(13,270)
Common stock held in treasury (4,056 million shares at September 30, 2023 and 3,937 million shares at December 31, 2022)	(253,512)	(240,293)
ExxonMobil share of equity	199,703	195,049
Noncontrolling interests	7,830	7,424
Total Equity	207,533	202,473
Total Liabilities and Equity	372,259	369,067

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)	Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) including noncontrolling interests	29,342	44,522
Depreciation and depletion (includes impairments)	12,901	18,976
Changes in operational working capital, excluding cash and debt	(2,064)	6
All other items – net	1,508	(4,328)
Net cash provided by operating activities	41,687	59,176

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(15,691)	(12,624)
Proceeds from asset sales and returns of investments	3,058	3,914
Additional investments and advances	(1,141)	(915)
Other investing activities including collection of advances	214	238
Net cash used in investing activities	(13,560)	(9,387)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt (1)	805	55
Reductions in long-term debt	(11)	—
Reductions in short-term debt	(222)	(3,895)
Additions/(reductions) in debt with three months or less maturity	(283)	1,638
Contingent consideration payments	(68)	(58)
Cash dividends to ExxonMobil shareholders	(11,102)	(11,172)
Cash dividends to noncontrolling interests	(511)	(191)
Changes in noncontrolling interests	(258)	(1,074)
Common stock acquired	(13,092)	(10,480)
Net cash used in financing activities	(24,742)	(25,177)

Effects of exchange rate changes on cash	(77)	(950)
Increase/(decrease) in cash and cash equivalents	3,308	23,662
Cash and cash equivalents at beginning of period	29,665	6,802
Cash and cash equivalents at end of period	32,973	30,464

SUPPLEMENTAL DISCLOSURES
Income taxes paid	11,627	10,172
Cash interest paid
Included in cash flows from operating activities	578	660
Capitalized, included in cash flows from investing activities	862	605
Total cash interest paid	1,440	1,265

Noncash right of use assets recorded in exchange for lease liabilities
Operating leases	1,421	1,648
Finance leases	438	730

(1)
 Includes $568 million issued to facilitate the sale of an entity where the buyer assumed the debt upon closing; no longer on the Condensed Consolidated Balance Sheet at the end of the third quarter 2023.

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

	ExxonMobil Share of Equity

(millions of dollars, unless noted)	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity

Balance as of June 30, 2022	16,018	407,902	(15,017)	(231,587)	177,316	7,192	184,508
Amortization of stock-based awards	91	—	—	—	91	—	91
Other	(3)	—	—	—	(3)	(29)	(32)
Net income (loss) for the period	—	19,660	—	—	19,660	538	20,198
Dividends - common shares	—	(3,685)	—	—	(3,685)	(68)	(3,753)
Other comprehensive income (loss)	—	—	(2,786)	—	(2,786)	(339)	(3,125)
Acquisitions, at cost	—	—	—	(4,494)	(4,494)	(351)	(4,845)
Dispositions	—	—	—	1	1	—	1
Balance as of September 30, 2022	16,106	423,877	(17,803)	(236,080)	186,100	6,943	193,043

Balance as of June 30, 2023	16,029	444,731	(12,657)	(249,057)	199,046	7,951	206,997
Amortization of stock-based awards	138	—	—	—	138	—	138
Other	(2)	—	—	—	(2)	59	57
Net income (loss) for the period	—	9,070	—	—	9,070	276	9,346
Dividends - common shares	—	(3,663)	—	—	(3,663)	(218)	(3,881)
Other comprehensive income (loss)	—	—	(431)	—	(431)	64	(367)
Acquisitions, at cost	—	—	—	(4,456)	(4,456)	(302)	(4,758)
Dispositions	—	—	—	1	1	—	1
Balance as of September 30, 2023	16,165	450,138	(13,088)	(253,512)	199,703	7,830	207,533

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022

Common Stock Share Activity (millions of shares)	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Balance as of June 30	8,019	(4,016)	4,003	8,019	(3,851)	4,168
Acquisitions	—	(40)	(40)	—	(50)	(50)
Dispositions	—	—	—	—	—	—
Balance as of September 30	8,019	(4,056)	3,963	8,019	(3,901)	4,118

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

	ExxonMobil Share of Equity

(millions of dollars, unless noted)	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity

Balance as of December 31, 2021	15,746	392,059	(13,764)	(225,464)	168,577	7,106	175,683
Amortization of stock-based awards	372	—	—	—	372	—	372
Other	(12)	—	—	—	(12)	(30)	(42)
Net income (loss) for the period	—	42,990	—	—	42,990	1,532	44,522
Dividends - common shares	—	(11,172)	—	—	(11,172)	(191)	(11,363)
Other comprehensive income (loss)	—	—	(4,039)	—	(4,039)	(427)	(4,466)
Acquisitions, at cost	—	—	—	(10,620)	(10,620)	(1,047)	(11,667)
Dispositions	—	—	—	4	4	—	4
Balance as of September 30, 2022	16,106	423,877	(17,803)	(236,080)	186,100	6,943	193,043

Balance as of December 31, 2022	15,752	432,860	(13,270)	(240,293)	195,049	7,424	202,473
Amortization of stock-based awards	426	—	—	—	426	—	426
Other	(13)	—	—	—	(13)	70	57
Net income (loss) for the period	—	28,380	—	—	28,380	962	29,342
Dividends - common shares	—	(11,102)	—	—	(11,102)	(511)	(11,613)
Other comprehensive income (loss)	—	—	182	—	182	187	369
Acquisitions, at cost	—	—	—	(13,224)	(13,224)	(302)	(13,526)
Dispositions	—	—	—	5	5	—	5
Balance as of September 30, 2023	16,165	450,138	(13,088)	(253,512)	199,703	7,830	207,533

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022

Common Stock Share Activity (millions of shares)	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Balance as of December 31	8,019	(3,937)	4,082	8,019	(3,780)	4,239
Acquisitions	—	(119)	(119)	—	(121)	(121)
Dispositions	—	—	—	—	—	—
Balance as of September 30	8,019	(4,056)	3,963	8,019	(3,901)	4,118

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
Other Contingencies
The Corporation and certain of its consolidated subsidiaries were contingently liable at September 30, 2023, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. Where it is not possible to make a reasonable estimation of the maximum potential amount of future payments, future performance is expected to be either immaterial or have only a remote chance of occurrence. These guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

	September 30, 2023

(millions of dollars)	Equity Company Obligations (1)	Other Third-Party Obligations	Total
Guarantees
Debt-related	1,188	152	1,340
Other	706	5,664	6,370
Total	1,894	5,816	7,710

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

Note 4. Other Comprehensive Income Information

ExxonMobil Share of Accumulated Other Comprehensive Income (millions of dollars)	Cumulative Foreign Exchange Translation Adjustment	Postretirement Benefits Reserves Adjustment	Total
Balance as of December 31, 2021	(11,499)	(2,265)	(13,764)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	(4,680)	335	(4,345)
Amounts reclassified from accumulated other comprehensive income	—	306	306
Total change in accumulated other comprehensive income	(4,680)	641	(4,039)
Balance as of September 30, 2022	(16,179)	(1,624)	(17,803)

Balance as of December 31, 2022	(14,591)	1,321	(13,270)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	(241)	44	(197)
Amounts reclassified from accumulated other comprehensive income	367	12	379
Total change in accumulated other comprehensive income	126	56	182
Balance as of September 30, 2023	(14,465)	1,377	(13,088)

(1) Cumulative Foreign Exchange Translation Adjustment includes net investment hedge gain/(loss) net of taxes of $25 million and $551 million in 2023 and 2022, respectively.

Amounts Reclassified Out of Accumulated Other Comprehensive Income - Before-tax Income/(Expense) (millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Foreign exchange translation gain/(loss) included in net income (Statement of Income line: Other income)	(549)	—	(549)	—

Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs
(Statement of Income line: Non-service pension and postretirement benefit expense)	(8)	(163)	(22)	(415)

Income Tax (Expense)/Credit For Components of Other Comprehensive Income (millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Foreign exchange translation adjustment	83	(61)	216	(151)
Postretirement benefits reserves adjustment (excluding amortization)	(15)	(82)	16	(205)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	(2)	(35)	(3)	(92)
Total	66	(178)	229	(448)

Note 5. Earnings Per Share

Earnings per common share	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) attributable to ExxonMobil (millions of dollars)	9,070	19,660	28,380	42,990
Weighted-average number of common shares outstanding (millions of shares) (1)	4,025	4,185	4,064	4,227
Earnings (loss) per common share (dollars) (2)	2.25	4.68	6.98	10.17
Dividends paid per common share (dollars)	0.91	0.88	2.73	2.64

(1) Includes restricted shares not vested.
(2) Earnings (loss) per common share and earnings (loss) per common share – assuming dilution are the same in each period shown.

Note 6. Pension and Other Postretirement Benefits

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Components of net benefit cost
Pension Benefits - U.S.
Service cost	111	173	353	529
Interest cost	169	130	500	388
Expected return on plan assets	(133)	(140)	(399)	(420)
Amortization of actuarial loss/(gain)	21	39	63	117
Amortization of prior service cost	(8)	(8)	(22)	(22)
Net pension enhancement and curtailment/settlement cost	8	87	23	177
Net benefit cost	168	281	518	769

Pension Benefits - Non-U.S.
Service cost	81	138	244	433
Interest cost	231	149	697	466
Expected return on plan assets	(172)	(198)	(518)	(618)
Amortization of actuarial loss/(gain)	15	44	43	138
Amortization of prior service cost	13	10	38	33
Net pension enhancement and curtailment/settlement cost	—	—	—	(1)
Net benefit cost	168	143	504	451

Other Postretirement Benefits
Service cost	20	30	60	108
Interest cost	67	54	206	162
Expected return on plan assets	(4)	(4)	(11)	(11)
Amortization of actuarial loss/(gain)	(30)	1	(91)	4
Amortization of prior service cost	(11)	(10)	(32)	(31)
Net benefit cost	42	71	132	232

Note 7. Financial Instruments and Derivatives
The estimated fair value of financial instruments and derivatives at September 30, 2023 and December 31, 2022, and the related hierarchy level for the fair value measurement was as follows:

	September 30, 2023

	Fair Value
(millions of dollars)	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	7,459	1,485	—	8,944	(8,279)	(238)	—	427
Advances to/receivables from equity companies (2)(6)	—	2,456	4,927	7,383	—	—	621	8,004
Other long-term financial assets (3)	1,294	—	854	2,148	—	—	264	2,412

Liabilities
Derivative liabilities (4)	7,354	1,624	—	8,978	(8,279)	(132)	—	567
Long-term debt (5)	28,555	1,164	4	29,723	—	—	5,045	34,768
Long-term obligations to equity companies (6)	—	—	2,163	2,163	—	—	(87)	2,076
Other long-term financial liabilities (7)	—	—	665	665	—	—	50	715

	December 31, 2022

	Fair Value
(millions of dollars)	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	4,309	3,455	—	7,764	(5,778)	(969)	—	1,017
Advances to/receivables from equity companies (2)(6)	—	2,406	4,958	7,364	—	—	685	8,049
Other long-term financial assets (3)	1,208	—	1,413	2,621	—	—	346	2,967

Liabilities
Derivative liabilities (4)	3,417	3,264	—	6,681	(5,778)	(79)	—	824
Long-term debt (5)	33,112	1,880	6	34,998	—	—	4,173	39,171
Long-term obligations to equity companies (6)	—	—	2,467	2,467	—	—	(129)	2,338
Other long-term financial liabilities (7)	—	—	679	679	—	—	38	717

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

At September 30, 2023 and December 31, 2022, respectively, the Corporation had $834 million and $1,494 million of collateral under master netting arrangements not offset against the derivatives on the Condensed Consolidated Balance Sheet, primarily related to initial margin requirements.

The Corporation may use non-derivative financial instruments, such as its foreign currency-denominated debt, as hedges of its net investments in certain foreign subsidiaries. Under this method, the change in the carrying value of the financial instruments due to foreign exchange fluctuations is reported in accumulated other comprehensive income. As of September 30, 2023, the Corporation has designated $4.8 billion of its Euro-denominated debt and related accrued interest as a net investment hedge of its European business. The net investment hedge is deemed to be perfectly effective.
The Corporation had undrawn short-term committed lines of credit of $524 million and undrawn long-term committed lines of credit of $834 million as of third quarter 2023.
Derivative Instruments
The Corporation’s size, strong capital structure, geographic diversity, and the complementary nature of its business segments reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and to generate returns from trading. Commodity contracts held for trading purposes are presented in the Condensed Consolidated Statement of Income on a net basis in the line “Sales and other operating revenue" and in the Consolidated Statement of Cash Flows in “Cash Flows from Operating Activities”. The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of September 30, 2023 and December 31, 2022, or results of operations for the periods ended September 30, 2023 and 2022.
Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation maintains a system of controls that includes the authorization, reporting, and monitoring of derivative activity.
The net notional long/(short) position of derivative instruments at September 30, 2023 and December 31, 2022, was as follows:

(millions)	September 30, 2023	December 31, 2022
Crude oil (barrels)	14	4
Petroleum products (barrels)	(95)	(52)
Natural gas (MMBTUs)	(151)	(64)
Realized and unrealized gains/(losses) on derivative instruments that were recognized in the Condensed Consolidated Statement of Income are included in the following lines on a before-tax basis:

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales and other operating revenue	(1,049)	945	(66)	(3,003)
Crude oil and product purchases	34	(56)	14	(82)
Total	(1,015)	889	(52)	(3,085)

Note 8. Disclosures about Segments and Related Information

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings (Loss) After Income Tax
Upstream
United States	1,566	3,110	4,118	9,235
Non-U.S. (1)	4,559	9,309	13,041	19,043
Energy Products
United States	1,356	3,008	4,794	6,152
Non-U.S.	1,086	2,811	4,141	4,744
Chemical Products
United States	338	635	1,148	2,030
Non-U.S.	(89)	177	300	1,263
Specialty Products
United States	326	306	1,150	784
Non-U.S.	293	456	914	871
Corporate and Financing (1)	(365)	(152)	(1,226)	(1,132)
Corporate total	9,070	19,660	28,380	42,990

Sales and Other Operating Revenue
Upstream
United States	2,587	4,163	7,030	10,777
Non-U.S.	3,424	8,770	12,550	22,214
Energy Products
United States	27,251	31,324	78,303	90,650
Non-U.S.	45,295	50,215	124,216	144,734
Chemical Products
United States	1,924	2,499	5,945	8,773
Non-U.S.	3,557	4,213	10,927	13,207
Specialty Products
United States	1,503	1,615	4,613	4,659
Non-U.S.	2,998	3,709	9,382	10,478
Corporate and Financing	31	4	43	19
Corporate total	88,570	106,512	253,009	305,511

Intersegment Revenue
Upstream
United States	5,091	6,536	15,091	19,907
Non-U.S.	10,532	11,723	28,343	36,091
Energy Products
United States	6,724	7,580	17,249	22,777
Non-U.S.	7,286	9,551	21,243	29,161
Chemical Products
United States	2,231	2,579	6,103	6,904
Non-U.S.	976	1,252	2,730	4,359
Specialty Products
United States	594	662	1,958	1,934
Non-U.S.	142	246	410	665
Corporate and Financing	39	59	167	175

(1) Results for first quarter 2022 include charges of $3.3 billion in non-U.S. Upstream and $0.1 billion in Corporate and Financing associated with the expropriation of the Corporation's interest in Sakhalin-1.

Geographic Sales and Other Operating Revenue
(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	33,265	39,601	95,891	114,859
Non-U.S.	55,305	66,911	157,118	190,652
Total	88,570	106,512	253,009	305,511

Significant Non-U.S. revenue sources include: (1)
Canada	8,314	8,468	21,860	25,105
United Kingdom	5,509	8,845	17,762	24,699
Singapore	3,880	5,262	11,369	14,358
France	4,017	4,449	10,995	14,071
Italy	2,923	2,990	7,986	8,888
Belgium	2,407	2,755	7,467	8,632
Australia	2,448	2,936	7,269	8,597

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

Sales and other operating revenue (millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue from contracts with customers	68,533	79,358	196,159	234,025
Revenue outside the scope of ASC 606	20,037	27,154	56,850	71,486
Total	88,570	106,512	253,009	305,511

Note 9. Divestment Activities
Through September 30, 2023, the Corporation realized proceeds of approximately $3.1 billion from its divestment activities in 2023 with negligible impact on net after-tax earnings. This included the sale of the Aera Energy joint venture, Esso Thailand Ltd., the Billings Refinery, certain unconventional assets in the United States, as well as other smaller divestments.
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

Note 10. Denbury Acquisition
On July 13, 2023, the Corporation entered into an agreement to acquire Denbury Inc., a developer of carbon capture, utilization and storage solutions and enhanced oil recovery in exchange for ExxonMobil common stock. Based on the July 12 closing price for ExxonMobil shares, and at a fixed exchange rate of 0.84 per Denbury share, the transaction value was $4.9 billion. We expect that the number of shares issuable in connection with the transaction to be approximately 45 million. Denbury scheduled a shareholder vote for October 31, 2023, and assuming shareholder approval, the transaction is currently expected to close in early November. In addition to carbon capture and storage assets, the acquisition includes Gulf Coast and Rocky Mountain oil and natural gas operations which consist of proved reserves totaling over 200 million barrels of oil equivalent (as of December 31, 2022), with approximately 47 thousand oil-equivalent barrels per day of production for the first half of 2023.

Note 11. Pioneer Natural Resources Merger
On October 11, 2023, the Corporation entered into a merger agreement with Pioneer Natural Resources, an independent oil and gas exploration and production company, in exchange for ExxonMobil common stock. Based on the October 10 closing price for ExxonMobil shares, the fixed exchange rate of 2.3234 per Pioneer share, and Pioneer's outstanding net debt, the implied enterprise value of the transaction was approximately $65 billion. We expect that the number of shares issuable in connection with the transaction to be approximately 546 million. The transaction is currently expected to close in the first half of 2024, subject to regulatory approvals.
Pioneer holds over 850,000 net acres in the Midland Basin of West Texas, which consist of proved reserves totaling over 2.3 billion barrels of oil equivalent (as of December 31, 2022) and over 700 thousand oil-equivalent barrels per day of production for the three months ended June 30, 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
During the first quarter of 2023, the price of crude oil declined towards the average of the 10-year range (2010-2019), impacted by higher inventory levels, and remained relatively flat during the second quarter. In the third quarter, crude oil prices increased as a result of strong demand, tight inventory levels, and ongoing actions by OPEC+ oil producers to limit supply, which helped mitigate concerns over potential market impacts from a weakening global economy. While natural gas prices remained above the 10-year average they have declined significantly over the first nine months of the year with storage levels increasing above historical averages in the United States and Europe on higher supply and lower demand. During the first half of 2023, refining margins declined on easing supply concerns with stabilization of Russian supply. However, in the third quarter, strong demand for gasoline and distillate combined with low inventories pushed refining margins above the 10-year range. Chemical margins remained well below the 10-year range, as excess supply continued to outpace rising demand.
The Corporation’s results for the first nine months included after-tax charges of $0.2 billion related to additional European taxes imposed on the energy sector, mainly reflected in the line “Income tax expense (benefit).” The enactment of regulations in late 2022 by European Member States and other countries imposed mandatory taxes on certain companies active in the crude petroleum, coal, natural gas, and refinery sectors.
The Corporation tests assets or groups of assets for recoverability on an ongoing basis whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable and has a robust process to monitor for indicators of potential impairment across its asset groups throughout the year. As part of its annual planning and budgeting process, the Corporation is currently assessing its portfolio to prioritize assets with the highest future value potential within its broad range of available opportunities while identifying potential asset divestment candidates. This effort includes an ongoing re-assessment of industry and regulatory factors, macroeconomic considerations, and the company’s project execution plans. Depending on the outcome of the planning process, including in particular significant future changes to the Corporation’s current development plans for its long-lived assets or increases in the likelihood of divestments, certain assets groups could be at risk for impairment. This planning process is expected to be completed with required review by the Board of Directors in the fourth quarter. If needed, assessments on an asset-level basis will be completed following this Board review.

Recent Mergers and Acquisitions
On July 13, 2023, the Corporation announced that it had entered into a definitive agreement to acquire Denbury Inc. The acquisition further accelerates the Corporation’s Low Carbon Solutions opportunities. See Note 10 of the Condensed Consolidated Financial Statements for additional information.
On October 11, 2023, the Corporation announced that it had entered into a definitive merger agreement with Pioneer Natural Resources. At close, ExxonMobil’s Permian production volume would more than double to 1.3 million barrels of oil equivalent per day, based on anticipated 2023 volumes. The transaction represents an opportunity to deliver leading capital efficiency and cost performance as well as increase production by combining Pioneer’s large-scale, contiguous, high-quality undeveloped Midland acreage with ExxonMobil’s Permian resource development approach. See Note 11 of the Condensed Consolidated Financial Statements for additional information.

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

Three Months Ended September 30, 2023	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	1,566	4,559	1,356	1,086	338	(89)	326	293	(365)	9,070
Identified Items
Tax-related items	—	(14)	—	(33)	—	—	—	—	—	(47)
Earnings (loss) excluding Identified Items (Non-GAAP)	1,566	4,573	1,356	1,119	338	(89)	326	293	(365)	9,117

Three Months Ended September 30, 2022	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	3,110	9,309	3,008	2,811	635	177	306	456	(152)	19,660
Identified Items
Impairments	—	(697)	—	—	—	—	—	—	—	(697)
Gain/(loss) on sale of assets	—	587	—	—	—	—	—	—	—	587
Tax-related items	—	—	—	—	—	—	—	—	324	324
Other	—	688	—	—	—	—	—	—	76	764
Earnings (loss) excluding Identified Items (Non-GAAP)	3,110	8,731	3,008	2,811	635	177	306	456	(552)	18,682

Nine Months Ended September 30, 2023	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	4,118	13,041	4,794	4,141	1,148	300	1,150	914	(1,226)	28,380
Identified Items
Tax-related items	—	(184)	—	(45)	—	—	—	—	—	(229)
Earnings (loss) excluding Identified Items (Non-GAAP)	4,118	13,225	4,794	4,186	1,148	300	1,150	914	(1,226)	28,609

Nine Months Ended September 30, 2022	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	9,235	19,043	6,152	4,744	2,030	1,263	784	871	(1,132)	42,990
Identified Items
Impairments	—	(3,574)	—	—	—	—	—	—	(98)	(3,672)
Gain/(loss) on sale of assets	299	587	—	—	—	—	—	—	—	886
Tax-related items	—	—	—	—	—	—	—	—	324	324
Other	—	310	—	—	—	—	—	—	76	386
Earnings (loss) excluding Identified Items (Non-GAAP)	8,936	21,720	6,152	4,744	2,030	1,263	784	871	(1,434)	45,066
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

REVIEW OF THIRD QUARTER 2023 RESULTS
ExxonMobil’s third-quarter 2023 earnings were $9.1 billion, or $2.25 per share assuming dilution, compared with earnings of $19.7 billion a year earlier. The decrease in earnings was driven by lower crude and natural gas prices, and declining industry refining and chemical margins. Capital and exploration expenditures were $6.0 billion, up $0.3 billion from third quarter 2022.
Earnings for the first nine months of 2023 were $28.4 billion, or $6.98 per diluted share, compared with $43.0 billion a year earlier. Capital and exploration expenditures were $18.6 billion, up $3.3 billion from 2022. The Corporation distributed $11.1 billion in dividends to shareholders and repurchased $13.1 billion of common stock.

UPSTREAM

Upstream Financial Results

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings (loss) (U.S. GAAP)
United States	1,566	3,110	4,118	9,235
Non-U.S.	4,559	9,309	13,041	19,043
Total	6,125	12,419	17,159	28,278

Identified Items (1)
United States	—	—	—	299
Non-U.S.	(14)	578	(184)	(2,677)
Total	(14)	578	(184)	(2,378)

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	1,566	3,110	4,118	8,936
Non-U.S.	4,573	8,731	13,225	21,720
Total	6,139	11,841	17,343	30,656

Upstream Third Quarter Earnings Factor Analysis
(millions of dollars)
Price – Price impacts decreased earnings by $5,690 million, driven by a 59% decrease in average natural gas realizations and a 14% decrease in average crude realizations.
Volume/Mix – Lower volumes decreased earnings by $150 million, mainly driven by natural gas, partly offset by liquids growth in Guyana and the Permian.
Other – All other items increased earnings by $140 million.
Identified Items (1) – 3Q 2022 $578 million gain on the sale of Romania and XTO Energy Canada assets and one-time benefits from tax and other reserve adjustments, partly offset by impairments. 3Q 2023 $(14) million loss driven by additional European taxes.
(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.

Upstream Year-to-Date Earnings Factor Analysis
(millions of dollars)
Price – Price impacts decreased earnings by $13,850 million, driven by a 40% decrease in average natural gas realizations and a 24% decrease in average realizations for crude oil.
Volume/Mix – Favorable volume and mix effects increased earnings by $420 million, driven by higher production from our advantaged projects in Guyana and the Permian.
Other – All other items increased earnings by $120 million, largely due to the absence of divestment-related impairments.
Identified Items (1) – 2022 $(2,378) million loss as a result of the Russia expropriation, partly offset by gains on the sale of the U.S. Barnett Shale, Romania, and XTO Energy Canada assets and one-time benefits from tax and other reserve adjustments. 2023 $(184) million loss driven by additional European taxes.
(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.

Upstream Operational Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net production of crude oil, natural gas liquids, bitumen and synthetic oil (thousands of barrels daily)
United States	756	783	787	771
Canada/Other Americas	655	641	648	558
Europe	4	4	4	4
Africa	229	249	218	243
Asia	713	666	721	698
Australia/Oceania	40	46	37	44
Worldwide	2,397	2,389	2,415	2,318

Net natural gas production available for sale (millions of cubic feet daily)
United States	2,271	2,351	2,328	2,607
Canada/Other Americas	94	158	96	175
Europe	368	541	429	711
Africa	129	70	116	65
Asia	3,528	3,304	3,491	3,321
Australia/Oceania	1,358	1,539	1,303	1,460
Worldwide	7,748	7,963	7,763	8,339

Oil-equivalent production (1) (thousands of oil-equivalent barrels daily)	3,688	3,716	3,709	3,708

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

Upstream Additional Information

(thousands of barrels daily)	Three Months Ended September 30	Nine Months Ended September 30
Volumes reconciliation (Oil-equivalent production) (1)
2022	3,716	3,708
Entitlements - Net Interest	(6)	(32)
Entitlements - Price / Spend / Other	44	66
Government Mandates	(36)	(28)
Divestments	(109)	(130)
Growth / Other	79	125
2023	3,688	3,709

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

3Q 2023 versus 3Q 2022
3.7 million oil-equivalent barrels per day in 3Q 2023 decreased 28 thousand oil-equivalent barrels per day from 3Q 2022. Excluding the impacts from entitlements, divestments, and higher government-mandated curtailments, net production grew by 79 thousand oil-equivalent barrels per day driven by Permian and Guyana.

YTD 2023 versus YTD 2022
3.7 million oil-equivalent barrels per day in 2023 increased 1 thousand oil-equivalent barrels per day from 2022. Excluding the impacts from entitlements, Russia expropriation, divestments, and higher government-mandated curtailments, net production grew by 125 thousand oil-equivalent barrels per day driven by Permian and Guyana.

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

ENERGY PRODUCTS

Energy Products Financial Results

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings (loss) (U.S. GAAP)
United States	1,356	3,008	4,794	6,152
Non-U.S.	1,086	2,811	4,141	4,744
Total	2,442	5,819	8,935	10,896

Identified Items (1)
United States	—	—	—	—
Non-U.S.	(33)	—	(45)	—
Total	(33)	—	(45)	—

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	1,356	3,008	4,794	6,152
Non-U.S.	1,119	2,811	4,186	4,744
Total	2,475	5,819	8,980	10,896

Due to rounding, numbers presented may not add up precisely to the totals indicated.

Energy Products Third Quarter Earnings Factor Analysis
(millions of dollars)
Margins – Weaker industry refining margins and trading-related impacts, including negative derivative mark-to-market effects and other timing effects that were largely non-cash, which were impacted by rising prices in the quarter compared to declining prices in the third quarter last year, decreased earnings by $2,970 million.
Volume/Mix – Volume and mix decreased earnings by $50 million, primarily driven by planned maintenance.
Other – All other items decreased earnings by $320 million, mainly related to unfavorable foreign exchange impacts and higher maintenance expenses.
Identified Items (1) – 3Q 2023 $(33) million loss related to additional European taxes.
(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.

Energy Products Year-to-Date Earnings Factor Analysis
(millions of dollars)
Margins – Weaker industry refining margins and unfavorable derivative mark-to-market impacts offset by favorable other timing effects, mostly of a non-cash nature, decreased earnings by $1,490 million.
Volume/Mix – Favorable volume and mix effects increased earnings by $130 million, mainly driven by start-up of the Beaumont refinery expansion, partially offset by higher scheduled maintenance.
Other – All other items decreased earnings by $560 million, primarily due to higher project and maintenance expenses.
Identified Items (1) – 2023 $(45) million loss from additional European taxes.
(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.

Energy Products Operational Results

(thousands of barrels daily)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Refinery throughput
United States	1,868	1,742	1,819	1,705
Canada	415	426	407	413
Europe	1,251	1,253	1,217	1,204
Asia Pacific	517	557	515	542
Other	164	187	171	182
Worldwide	4,215	4,165	4,129	4,046

Energy Products sales (2)
United States	2,626	2,479	2,610	2,399
Non-U.S.	2,925	3,058	2,887	2,922
Worldwide	5,551	5,537	5,496	5,321

Gasoline, naphthas	2,316	2,335	2,299	2,220
Heating oils, kerosene, diesel	1,834	1,818	1,815	1,766
Aviation fuels	358	365	338	335
Heavy fuels	229	252	224	243
Other energy products	814	767	820	758

(2) Data reported net of purchases/sales contracts with the same counterparty.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

CHEMICAL PRODUCTS

Chemical Products Financial Results

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings (loss) (U.S. GAAP)
United States	338	635	1,148	2,030
Non-U.S.	(89)	177	300	1,263
Total	249	812	1,448	3,293

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	338	635	1,148	2,030
Non-U.S.	(89)	177	300	1,263
Total	249	812	1,448	3,293

(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

Chemical Products Third Quarter Earnings Factor Analysis
(millions of dollars)
Margins – Weaker industry margins decreased earnings by $480 million.
Volume/Mix – Improved volume and mix effects, primarily from the growth of performance chemicals, increased earnings by $140 million.
Other – All other items decreased earnings by $220 million, primarily due to the absence of favorable tax items.

Chemical Products Year-to-Date Earnings Factor Analysis
(millions of dollars)
Margins – Weaker industry margins decreased earnings by $1,060 million.
Volume/Mix – Lower sales decreased earnings by $370 million, reflecting softer demand.
Other – All other items decreased earnings by $420 million, primarily driven by higher project and planned maintenance expenses.

Chemical Products Operational Results

(thousands of metric tons)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Chemical Products sales (1)
United States	1,750	1,658	5,036	5,688
Non-U.S.	3,358	3,023	9,570	8,821
Worldwide	5,108	4,680	14,606	14,509

(1) Data reported net of purchases/sales contracts with the same counterparty.

SPECIALTY PRODUCTS

Specialty Products Financial Results

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings (loss) (U.S. GAAP)
United States	326	306	1,150	784
Non-U.S.	293	456	914	871
Total	619	762	2,064	1,655

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	326	306	1,150	784
Non-U.S.	293	456	914	871
Total	619	762	2,064	1,655

(1) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.

Specialty Products Third Quarter Earnings Factor Analysis
(millions of dollars)
Margins – Weaker basestocks margins more than offset stronger finished lubes margins, decreasing earnings by $120 million.
Volume/Mix – Lower sales decreased earnings by $20 million.

Specialty Products Year-to-Date Earnings Factor Analysis
(millions of dollars)
Margins – Stronger finished lubes margins drove increased earnings of $620 million, primarily related to lower feed costs.
Volume/Mix – Lower specialty products sales decreased earnings by $130 million, reflecting weaker demand.
Other – All other items decreased earnings by $80 million, mainly unfavorable foreign exchange impacts.

Specialty Products Operational Results

(thousands of metric tons)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Specialty Products sales (1)
United States	498	483	1,489	1,594
Non-U.S.	1,414	1,434	4,268	4,430
Worldwide	1,912	1,917	5,758	6,024

(1) Data reported net of purchases/sales contracts with the same counterparty.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

CORPORATE AND FINANCING

Corporate and Financing Financial Results

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings (loss) (U.S. GAAP)	(365)	(152)	(1,226)	(1,132)
Identified Items (2)	—	400	—	302
Earnings (loss) excluding Identified Items (2) (Non-GAAP)	(365)	(552)	(1,226)	(1,434)

(2) Refer to Functional Earnings Summary for definition of Identified Items and earnings (loss) excluding Identified Items.
Corporate and Financing expenses were $365 million for the third quarter of 2023, $213 million higher than the third quarter of 2022, primarily due to the absence of favorable tax items, partly offset by lower financing costs.
Corporate and Financing expenses were $1,226 million for the first nine months of 2023, $94 million higher than 2022, primarily due to the absence of favorable tax items, partly offset by lower financing costs.

LIQUIDITY AND CAPITAL RESOURCES

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net cash provided by/(used in)
Operating activities			41,687	59,176
Investing activities			(13,560)	(9,387)
Financing activities			(24,742)	(25,177)
Effect of exchange rate changes			(77)	(950)
Increase/(decrease) in cash and cash equivalents			3,308	23,662

Cash and cash equivalents (at end of period)			32,973	30,464

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	15,963	24,425	41,687	59,176
Proceeds associated with sales of subsidiaries, property, plant & equipment, and sales and returns of investments	917	2,682	3,058	3,914
Cash flow from operations and asset sales (Non-GAAP)	16,880	27,107	44,745	63,090

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.
Cash flow from operations and asset sales in the third quarter of 2023 was $16.9 billion, a decrease of $10.2 billion from the comparable 2022 period primarily reflecting lower earnings.
Cash provided by operating activities totaled $41.7 billion for the first nine months of 2023, $17.5 billion lower than 2022. Net income including noncontrolling interests was $29.3 billion, a decrease of $15.2 billion from the prior year period. The adjustment for the noncash provision of $12.9 billion for depreciation and depletion was down $6.1 billion from 2022. Changes in operational working capital were a reduction of $2.1 billion during the period. All other items net increased cash flows by $1.5 billion in 2023 versus a reduction of $4.3 billion in 2022. See the Condensed Consolidated Statement of Cash Flows for additional details.
Investing activities for the first nine months of 2023 used net cash of $13.6 billion, an increase of $4.2 billion compared to the prior year. Spending for additions to property, plant and equipment of $15.7 billion was $3.1 billion higher than 2022. Proceeds from asset sales were $3.1 billion, a decrease of $0.9 billion compared to the prior year. Net investments and advances increased $0.3 billion to $0.9 billion.
Net cash used in financing activities was $24.7 billion in the first nine months of 2023, including $13.1 billion for the purchase of 119.4 million shares of ExxonMobil stock, as part of the previously announced buyback program. This compares to net cash used in financing activities of $25.2 billion in the prior year. Total debt at the end of the third quarter of 2023 was $41.3 billion compared to $41.2 billion at year-end 2022. The Corporation's debt to total capital ratio was 16.6 percent at the end of the third quarter of 2023 compared to 16.9 percent at year-end 2022. The net debt to capital ratio was 3.8 percent at the end of the third quarter, an decrease of 1.6 percentage points from year-end 2022. The Corporation's capital allocation priorities are investing in competitively advantaged, high-return projects; maintaining a strong balance sheet; and sharing our success with our shareholders through more consistent share repurchases and a growing dividend. The Corporation distributed a total of $11.1 billion to shareholders in the first nine months of 2023 through dividends.
The Corporation has access to significant capacity of long-term and short-term liquidity. Internally generated funds are expected to cover the majority of financial requirements, supplemented by long-term and short-term debt. The Corporation had undrawn short-term committed lines of credit of $0.5 billion and undrawn long-term committed lines of credit of $0.8 billion as of third quarter 2023.
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

Contractual Obligations
The Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. Through the third quarter of 2023, the Corporation has entered into various long-term agreements with an estimated total obligation of approximately $6.9 billion. As of September 30, undiscounted commitments for leases not yet commenced totaled $4.1 billion for operating leases and $2.2 billion for finance leases.

TAXES

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income taxes	4,353	5,224	12,816	14,389
Effective income tax rate	34%	29%	34%	31%
Total other taxes and duties (1)	8,460	7,473	24,883	23,701
Total	12,813	12,697	37,699	38,090

(1) Includes “Other taxes and duties” plus taxes that are included in “Production and manufacturing expenses” and “Selling, general and administrative expenses”.
Total taxes were $12.8 billion for the third quarter of 2023, an increase of $0.1 billion from 2022. Income tax expense was $4.4 billion compared to $5.2 billion in the prior year reflecting lower commodity prices. The effective income tax rate of 34 percent increased from the 29 percent rate in the prior year period due primarily to a change in mix of results in jurisdictions with varying tax rates. Total other taxes and duties increased by $1.0 billion to $8.5 billion.
Total taxes were $37.7 billion for the first nine months of 2023, a decrease of $0.4 billion from 2022. Income tax expense decreased by $1.6 billion to $12.8 billion reflecting lower commodity prices. The effective income tax rate of 34 percent was up compared to the prior year period due primarily to a change in mix of results in jurisdictions with varying tax rates. Total other taxes and duties increased by $1.2 billion to $24.9 billion.

CAPITAL AND EXPLORATION EXPENDITURES

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Upstream (including exploration expenses)	4,801	4,081	13,991	11,587
Energy Products	647	590	2,063	1,662
Chemical Products	371	954	1,861	1,809
Specialty Products	111	87	305	166
Other	92	16	348	17
Total	6,022	5,728	18,568	15,241
Capital and exploration expenditures in the third quarter of 2023 were $6.0 billion, up 5% from the third quarter of 2022.
Capital and exploration expenditures in the first nine months of 2023 were $18.6 billion, up 22% from the first nine months of 2022. The Corporation expects 2023 capital spending to finish the year at the top end of the guidance of $23 billion to $25 billion. Actual spending could vary depending on the progress of individual projects and property acquisitions.

IMPORTANT INFORMATION ABOUT THE PIONEER TRANSACTION AND DENBURY TRANSACTION AND WHERE TO FIND IT
In connection with the proposed transaction between Exxon Mobil Corporation (“ExxonMobil”) and Pioneer Natural Resources Company (“Pioneer”) (the “Pioneer Transaction”), ExxonMobil and Pioneer will file relevant materials with the Securities and Exchange Commission (the “SEC”), including a registration statement on Form S-4 filed by ExxonMobil that will include a proxy statement of Pioneer that also constitutes a prospectus of ExxonMobil. A definitive proxy statement/prospectus will be mailed to stockholders of Pioneer.
In connection with the proposed transaction between ExxonMobil and Denbury Inc. (“Denbury”) (the “Denbury Transaction”), ExxonMobil and Denbury have filed and will file relevant materials with the SEC. On August 29, 2023, ExxonMobil filed with the SEC a registration statement on Form S-4, as amended (No. 333-274252) to register the shares of ExxonMobil common stock to be issued in connection with the Denbury Transaction. The registration statement, which was declared effective by the SEC on September 29, 2023, includes a definitive proxy statement of Denbury that also constitutes a prospectus of ExxonMobil. Such definitive proxy statement/prospectus was mailed to the stockholders of Denbury on September 29, 2023.
This communication is not a substitute for the registration statement, proxy statement or prospectus or any other document that ExxonMobil, Pioneer or Denbury (as applicable) has filed or may file with the SEC in connection with the Pioneer Transaction or the Denbury Transaction (as applicable).
BEFORE MAKING ANY VOTING OR INVESTMENT DECISION, INVESTORS AND SECURITY HOLDERS OF EXXONMOBIL, PIONEER AND DENBURY ARE URGED TO READ THE APPLICABLE REGISTRATION STATEMENT, THE APPLICABLE PROXY STATEMENT/PROSPECTUS AND ANY OTHER RELEVANT DOCUMENTS THAT ARE FILED OR WILL BE FILED WITH THE SEC, AS WELL AS ANY AMENDMENTS OR SUPPLEMENTS TO THESE DOCUMENTS (AS APPLICABLE), CAREFULLY AND IN THEIR ENTIRETY WHEN THEY BECOME AVAILABLE BECAUSE THEY CONTAIN OR WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PIONEER TRANSACTION OR THE DENBURY TRANSACTION (AS APPLICABLE) AND RELATED MATTERS.
Investors and security holders may obtain free copies of the applicable registration statement and the proxy statement/prospectus (in the case of the Pioneer Transaction, when they become available), as well as other filings containing important information about ExxonMobil, Pioneer or Denbury, without charge at the SEC’s Internet website (http://www.sec.gov). Copies of the documents filed with the SEC by ExxonMobil are and will be available free of charge under the tab “SEC Filings” on the “Investors” page of ExxonMobil’s internet website at www.exxonmobil.com or by contacting ExxonMobil’s Investor Relations Department at investor.relations@exxonmobil.com. Copies of the documents filed with the SEC by Pioneer are and will be available free of charge on Pioneer’s internet website at https://investors.pxd.com/investors/financials/sec-filings/. Copies of the documents filed with the SEC by Denbury are and will be available free of charge on Denbury’s internet website at https://investors.denbury.com/investors/financial-information/sec-filings/ or by directing a request to Denbury Inc., ATTN: Investor Relations, 5851 Legacy Circle, Suite 1200, Plano, TX 75024, Tel. No. (972) 673-2000 or by contacting Denbury’s Investor Relations Department at IR@denbury.com. The information included on, or accessible through, ExxonMobil’s, Pioneer’s or Denbury’s website is not incorporated by reference into this communication.
Participants in the Solicitation
ExxonMobil, Pioneer, Denbury, their respective directors and certain of their respective executive officers may be deemed to be participants in the solicitation of proxies in respect of the Pioneer Transaction or the Denbury Transaction (as applicable). Information about the directors and executive officers of Pioneer is set forth in its proxy statement for its 2023 annual meeting of stockholders, which was filed with the SEC on April 13, 2023, in its Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 23, 2023, in its Form 8-K filed on May 30, 2023, in its Form 8-K filed on April 26, 2023 and in its Form 8-K filed on February 13, 2023. Information about the directors and executive officers of Denbury is set forth in its proxy statement for its 2023 annual meeting of stockholders, which was filed with the SEC on April 18, 2023, and in its Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 23, 2023. Information about the directors and executive officers of ExxonMobil is set forth in its proxy statement for its 2023 annual meeting of stockholders, which was filed with the SEC on April 13, 2023, in its Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 22, 2023, in its Form 8-K filed on June 6, 2023 and in its Form 8-K filed on February 24, 2023. Additional information regarding the participants in the proxy solicitations and a description of their direct or indirect interests, by security holdings or otherwise, is (or, in the case of the Pioneer Transaction, will be) contained in the applicable proxy statement/prospectus and will be contained in other relevant materials filed with the SEC when they become available.
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

FORWARD-LOOKING STATEMENTS
Statements related to outlooks; projections; descriptions of strategic, operating, and financial plans and objectives; statements of future ambitions and plans; and other statements of future events or conditions in this report, are forward-looking statements. Similarly, discussion of future carbon capture, transportation and storage, as well as biofuel, hydrogen, and other plans to reduce emissions of ExxonMobil, its affiliates or companies it is seeking to acquire, are dependent on future market factors, such as continued technological progress, policy support and timely rule-making and permitting, and represent forward-looking statements. Actual future results, including financial and operating performance; total capital expenditures and mix, including allocations of capital to low carbon solutions; structural earnings improvement and structural cost reductions and efficiency gains, including the ability to offset inflationary pressure; plans to reduce future emissions and emissions intensity; ambitions to reach Scope 1 and Scope 2 net zero from operated assets by 2050, plans to reach net zero Scope 1 and 2 emissions in Upstream Permian Basin unconventional operated assets by 2030, eliminating routine flaring in-line with World Bank Zero Routine Flaring, reaching near-zero methane emissions from its operations, meeting ExxonMobil’s emission reduction goals and plans, divestment and start-up plans, and associated project plans as well as technology efforts, timing and outcome of projects related to the capture, transportation and storage of CO2, including completion of the Denbury acquisition and produced biofuels; changes in law, taxes, or regulation including environmental and tax regulations, trade sanctions, and timely granting of governmental permits and certifications; timing and outcome of hydrogen projects; cash flow, dividends and shareholder returns, including the timing and amounts of share repurchases; future debt levels and credit ratings; business and project plans, timing, costs, capacities and returns; and resource recoveries and production rates could differ materially due to a number of factors. These include global or regional changes in the supply and demand for oil, natural gas, petrochemicals, and feedstocks and other market factors, economic conditions, and seasonal fluctuations that impact prices and differentials for our products; government policies supporting lower carbon investment opportunities such as the U.S. Inflation Reduction Act or policies limiting the attractiveness of future investment such as the additional European taxes on the energy sector; variable impacts of trading activities on our margins and results each quarter; actions of competitors and commercial counterparties; the outcome of commercial negotiations, including final agreed terms and conditions; the ability to access debt markets; the ultimate impacts of public health crises, including the effects of government responses on people and economies; reservoir performance, including variability and timing factors applicable to unconventional resources; the level and outcome of exploration projects and decisions to invest in future reserves; timely completion of development and other construction projects; final management approval of future projects and any changes in the scope, terms, or costs of such projects as approved; government regulation of our growth opportunities; war, civil unrest, attacks against the company or industry, and other political or security disturbances; expropriations, seizure, or capacity, insurance or shipping limitations by foreign governments or laws; opportunities for potential acquisitions, investments or divestments and satisfaction of applicable conditions to closing, including timely regulatory approvals; the capture of efficiencies within and between business lines and the ability to maintain near-term cost reductions as ongoing efficiencies; unforeseen technical or operating difficulties and unplanned maintenance; the development and competitiveness of alternative energy and emission reduction technologies; the results of research programs and the ability to bring new technologies to commercial scale on a cost-competitive basis; and other factors discussed under Item 1A. Risk Factors of ExxonMobil’s 2022 Form 10-K.
Actions needed to advance ExxonMobil’s 2030 greenhouse gas emission-reductions plans are incorporated into its medium-term business plans, which are updated annually. The reference case for planning beyond 2030 is based on the Company’s Energy Outlook research and publication. The Outlook is reflective of the existing global policy environment. The Energy Outlook does not attempt to project the degree of required future policy and technology advancement and deployment for the world, or ExxonMobil, to meet net zero by 2050. As future policies and technology advancements emerge, they will be incorporated into the Outlook, and the Company’s business plans will be updated accordingly.
Forward-looking and other statements regarding environmental and other sustainability efforts and aspirations are not an indication that these statements are material to investors or requiring disclosure in our filing with the SEC. In addition, historical, current, and forward-looking environmental and other sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future, including future rule-making. The report is provided under consistent SEC disclosure requirements and should not be misinterpreted as applying to any other disclosure standards.
The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the nine months ended September 30, 2023, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2022.

ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of September 30, 2023. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ExxonMobil has elected to use a $1 million threshold for disclosing environmental proceedings.
On July 20, 2023, XTO Energy Inc. (XTO) received a letter setting forth a potential settlement of previously issued notices of violation from the U.S. Environmental Protection Agency (EPA) regarding certain facilities in Texas and New Mexico owned or operated by XTO. The EPA alleged unauthorized emission events from these facilities in violation of the Clean Air Act. The EPA is seeking an amount in excess of $1 million to resolve the matter, and XTO is in settlement discussions with the EPA.
As reported in the Corporation’s Form 10-Q for the third quarter of 2020, the State of Texas filed suit against ExxonMobil Oil Corporation (EMOC) on August 19, 2020, seeking penalties and injunctive relief in connection with alleged unauthorized emissions events at EMOC’s Beaumont Refinery in Texas from 2017 to 2020. The suit, captioned State of Texas v. ExxonMobil Oil Corporation, was filed in the 98th Judicial District Court of Travis County, Texas (the “98th Judicial District Court”). In October 2022, the State amended its petition to seek additional penalties for additional alleged violations and for an aggregate demand in excess of $1 million. In September 2023, the State of Texas and EMOC agreed to settle the alleged violations upon payment of $1.6 million to the State of Texas (the “Proposed Settlement”). Once the Proposed Settlement is published in the Federal Register, it will be open to public comment for 30 days before the 98th Judicial District Court may approve it.
Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for Quarter Ended September 30, 2023

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Billions of dollars)
July 2023	13,412,202	$104.37	13,412,138	$24.9
August 2023	14,830,204	$108.63	14,830,192	$23.3
September 2023	12,033,445	$116.41	12,033,445	$21.9
Total	40,275,851		40,275,775

(1) Includes shares withheld from participants in the company's incentive program for personal income taxes.
(2) Excludes 1% excise tax on stock repurchases of $44M.
(3) In its 2022 Corporate Plan Update released December 8, 2022, the Corporation stated that the company expanded its share repurchase program to up to $50 billion through 2024, including $15 billion of repurchases in 2022. Purchases were made under terms intended to qualify for exemption under Rules 10b-18 and 10b5-1. As required by securities law restrictions, no repurchases will take place during proxy solicitation and voting periods for transactions involving the issuance of ExxonMobil shares. For the Denbury transaction this period took place during October 2023. For the Pioneer transaction, the Corporation expects this period to occur sometime during the first half of 2024.

During the third quarter, the Corporation did not issue or sell any unregistered equity securities.

ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2023, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
See Index to Exhibits of this report.

INDEX TO EXHIBITS

Exhibit	Description

2.1*	Agreement and Plan of Merger, dated as of October 10, 2023 among Exxon Mobil Corporation, SPQR, LLC and Pioneer Natural Resources Company (incorporated by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K of October 11, 2023).
10(iii)(g)	Aircraft Time Share Agreement dated as of August 29, 2023, between Exxon Mobil Corporation and Darren W. Woods.
31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.
31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Financial Officer.
31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer.
32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.
101	Interactive Data Files (formatted as Inline XBRL).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION
Date: October 31, 2023	By:	/s/ LEN M. FOX
Len M. Fox
Vice President, Controller and
Principal Accounting Officer