Form 10-Q
period 2024-03-31
EXXON MOBIL CORP
filed 2024-04-29
CIK 34088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2024
Common stock, without par value	3,943,006,866

EXXON MOBIL CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars, unless noted)	Three Months Ended March 31,
	2024	2023
Revenues and other income
Sales and other operating revenue	80,411	83,644
Income from equity affiliates	1,842	2,381
Other income	830	539
Total revenues and other income	83,083	86,564
Costs and other deductions
Crude oil and product purchases	47,601	46,003
Production and manufacturing expenses	9,091	9,436
Selling, general and administrative expenses	2,495	2,390
Depreciation and depletion (includes impairments)	4,812	4,244
Exploration expenses, including dry holes	148	141
Non-service pension and postretirement benefit expense	23	167
Interest expense	221	159
Other taxes and duties	6,323	7,221
Total costs and other deductions	70,714	69,761
Income (loss) before income taxes	12,369	16,803
Income tax expense (benefit)	3,803	4,960
Net income (loss) including noncontrolling interests	8,566	11,843
Net income (loss) attributable to noncontrolling interests	346	413
Net income (loss) attributable to ExxonMobil	8,220	11,430

Earnings (loss) per common share (dollars)	2.06	2.79

Earnings (loss) per common share - assuming dilution (dollars)	2.06	2.79

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions of dollars)	Three Months Ended March 31,
	2024	2023
Net income (loss) including noncontrolling interests	8,566	11,843

Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	(1,267)	173
Postretirement benefits reserves adjustment (excluding amortization)	(42)	19
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	9	6
Total other comprehensive income (loss)	(1,300)	198
Comprehensive income (loss) including noncontrolling interests	7,266	12,041
Comprehensive income (loss) attributable to noncontrolling interests	226	436
Comprehensive income (loss) attributable to ExxonMobil	7,040	11,605

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars, unless noted)	March 31, 2024	December 31, 2023

ASSETS
Current assets
Cash and cash equivalents	33,320	31,539
Cash and cash equivalents – restricted	29	29
Notes and accounts receivable – net	40,366	38,015
Inventories
Crude oil, products and merchandise	18,891	20,528
Materials and supplies	4,600	4,592
Other current assets	2,171	1,906
Total current assets	99,377	96,609
Investments, advances and long-term receivables	47,608	47,630
Property, plant and equipment – net	213,723	214,940
Other assets, including intangibles – net	17,210	17,138
Total Assets	377,918	376,317

LIABILITIES
Current liabilities
Notes and loans payable	8,227	4,090
Accounts payable and accrued liabilities	59,531	58,037
Income taxes payable	4,163	3,189
Total current liabilities	71,921	65,316
Long-term debt	32,213	37,483
Postretirement benefits reserves	10,475	10,496
Deferred income tax liabilities	24,106	24,452
Long-term obligations to equity companies	1,909	1,804
Other long-term obligations	24,242	24,228
Total Liabilities	164,866	163,779

Commitments and contingencies (Note 3)

EQUITY
Common stock without par value (9,000 million shares authorized, 8,019 million shares issued)	17,971	17,781
Earnings reinvested	458,339	453,927
Accumulated other comprehensive income	(13,169)	(11,989)
Common stock held in treasury (4,076 million shares at March 31, 2024 and 4,048 million shares at December 31, 2023)	(257,891)	(254,917)
ExxonMobil share of equity	205,250	204,802
Noncontrolling interests	7,802	7,736
Total Equity	213,052	212,538
Total Liabilities and Equity	377,918	376,317

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)	Three Months Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) including noncontrolling interests	8,566	11,843
Depreciation and depletion (includes impairments)	4,812	4,244
Changes in operational working capital, excluding cash and debt	2,008	(302)
All other items – net	(722)	556
Net cash provided by operating activities	14,664	16,341

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(5,074)	(5,412)
Proceeds from asset sales and returns of investments	703	854
Additional investments and advances	(421)	(445)
Other investing activities including collection of advances	215	78
Net cash used in investing activities	(4,577)	(4,925)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	108	20
Reductions in short-term debt	(1,106)	(126)
Additions/(reductions) in debt with three months or less maturity	(5)	(192)
Cash dividends to ExxonMobil shareholders	(3,808)	(3,738)
Cash dividends to noncontrolling interests	(166)	(115)
Changes in noncontrolling interests	6	(16)
Common stock acquired	(3,011)	(4,340)
Net cash used in financing activities	(7,982)	(8,507)

Effects of exchange rate changes on cash	(324)	102
Increase/(decrease) in cash and cash equivalents	1,781	3,011
Cash and cash equivalents at beginning of period	31,568	29,665
Cash and cash equivalents at end of period	33,349	32,676

SUPPLEMENTAL DISCLOSURES
Income taxes paid	2,718	4,404
Cash interest paid
Included in cash flows from operating activities	301	256
Capitalized, included in cash flows from investing activities	297	291
Total cash interest paid	598	547

Noncash right of use assets recorded in exchange for lease liabilities
Operating leases	351	393
Finance leases	—	438

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGE IN EQUITY

	ExxonMobil Share of Equity

(millions of dollars, unless noted)	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity

Balance as of December 31, 2022	15,752	432,860	(13,270)	(240,293)	195,049	7,424	202,473
Amortization of stock-based awards	158	—	—	—	158	—	158
Other	(6)	—	—	—	(6)	(16)	(22)
Net income (loss) for the period	—	11,430	—	—	11,430	413	11,843
Dividends - common shares	—	(3,738)	—	—	(3,738)	(115)	(3,853)
Other comprehensive income (loss)	—	—	175	—	175	23	198
Share repurchases, at cost	—	—	—	(4,385)	(4,385)	—	(4,385)
Dispositions	—	—	—	2	2	—	2
Balance as of March 31, 2023	15,904	440,552	(13,095)	(244,676)	198,685	7,729	206,414

Balance as of December 31, 2023	17,781	453,927	(11,989)	(254,917)	204,802	7,736	212,538
Amortization of stock-based awards	197	—	—	—	197	—	197
Other	(7)	—	—	—	(7)	6	(1)
Net income (loss) for the period	—	8,220	—	—	8,220	346	8,566
Dividends - common shares	—	(3,808)	—	—	(3,808)	(166)	(3,974)
Other comprehensive income (loss)	—	—	(1,180)	—	(1,180)	(120)	(1,300)
Share repurchases, at cost	—	—	—	(2,978)	(2,978)	—	(2,978)
Dispositions	—	—	—	4	4	—	4
Balance as of March 31, 2024	17,971	458,339	(13,169)	(257,891)	205,250	7,802	213,052

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023

Common Stock Share Activity (millions of shares)	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Balance as of December 31	8,019	(4,048)	3,971	8,019	(3,937)	4,082
Share repurchases, at cost	—	(28)	(28)	—	(39)	(39)
Dispositions	—	—	—	—	—	—
Balance as of March 31	8,019	(4,076)	3,943	8,019	(3,976)	4,043

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Financial Statement Preparation
These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Corporation's 2023 Annual Report on Form 10-K. In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature.
The Corporation's exploration and production activities are accounted for under the "successful efforts" method.

Note 2. Pioneer Natural Resources Merger
On October 11, 2023, the Corporation entered into a merger agreement with Pioneer Natural Resources Company (Pioneer), an independent oil and gas exploration and production company, in exchange for ExxonMobil common stock. Based on the October 5 closing price for ExxonMobil shares, the fixed exchange rate of 2.3234 per Pioneer share, and Pioneer's outstanding net debt, the implied enterprise value of the transaction was approximately $65 billion. We expect that the number of shares issuable in connection with the transaction to be approximately 545 million. The transaction is expected to close in the second quarter of 2024, subject to regulatory approvals.
Pioneer holds over 850,000 net acres in the Midland Basin of West Texas, which consist of proved reserves totaling over 2.4 billion barrels of oil equivalent (as of December 31, 2023) and over 700 thousand oil-equivalent barrels per day of production for the three months ended December 31, 2023.

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
Other Contingencies
The Corporation and certain of its consolidated subsidiaries were contingently liable at March 31, 2024, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. Where it is not possible to make a reasonable estimation of the maximum potential amount of future payments, future performance is expected to be either immaterial or have only a remote chance of occurrence.

	March 31, 2024

(millions of dollars)	Equity Company Obligations (1)	Other Third-Party Obligations	Total
Guarantees
Debt-related	1,130	146	1,276
Other	681	5,820	6,501
Total	1,811	5,966	7,777

(1) ExxonMobil share
Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition.

Note 4. Other Comprehensive Income Information

ExxonMobil Share of Accumulated Other Comprehensive Income (millions of dollars)	Cumulative Foreign Exchange Translation Adjustment	Postretirement Benefits Reserves Adjustment	Total
Balance as of December 31, 2022	(14,591)	1,321	(13,270)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	157	14	171
Amounts reclassified from accumulated other comprehensive income	—	4	4
Total change in accumulated other comprehensive income	157	18	175
Balance as of March 31, 2023	(14,434)	1,339	(13,095)

Balance as of December 31, 2023	(13,056)	1,067	(11,989)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	(1,138)	(48)	(1,186)
Amounts reclassified from accumulated other comprehensive income	—	6	6
Total change in accumulated other comprehensive income	(1,138)	(42)	(1,180)
Balance as of March 31, 2024	(14,194)	1,025	(13,169)

(1) Cumulative Foreign Exchange Translation Adjustment includes net investment hedge gain/(loss) net of taxes of $84 million and $(74) million in 2024 and 2023, respectively.

Amounts Reclassified Out of Accumulated Other Comprehensive Income - Before-tax Income/(Expense) (millions of dollars)	Three Months Ended March 31,
	2024	2023
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs
(Statement of Income line: Non-service pension and postretirement benefit expense)	(12)	(8)

Income Tax (Expense)/Credit For Components of Other Comprehensive Income (millions of dollars)	Three Months Ended March 31,
	2024	2023
Foreign exchange translation adjustment	(75)	48
Postretirement benefits reserves adjustment (excluding amortization)	4	11
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	(3)	(2)
Total	(74)	57

Note 5. Earnings Per Share

Earnings per common share	Three Months Ended March 31,
	2024	2023
Net income (loss) attributable to ExxonMobil (millions of dollars)	8,220	11,430
Weighted-average number of common shares outstanding (millions of shares) (1)	3,998	4,102
Earnings (loss) per common share (dollars) (2)	2.06	2.79
Dividends paid per common share (dollars)	0.95	0.91

(1) Includes restricted shares not vested.
(2) Earnings (loss) per common share and earnings (loss) per common share – assuming dilution are the same in each period shown.

Note 6. Pension and Other Postretirement Benefits

(millions of dollars)	Three Months Ended March 31,
	2024	2023
Components of net benefit cost
Pension Benefits - U.S.
Service cost	113	120
Interest cost	168	166
Expected return on plan assets	(181)	(133)
Amortization of actuarial loss/(gain)	21	21
Amortization of prior service cost	(8)	(7)
Net pension enhancement and curtailment/settlement cost	3	8
Net benefit cost	116	175

Pension Benefits - Non-U.S.
Service cost	83	82
Interest cost	227	234
Expected return on plan assets	(261)	(174)
Amortization of actuarial loss/(gain)	25	14
Amortization of prior service cost	13	12
Net benefit cost	87	168

Other Postretirement Benefits
Service cost	18	20
Interest cost	63	70
Expected return on plan assets	(5)	(4)
Amortization of actuarial loss/(gain)	(26)	(30)
Amortization of prior service cost	(16)	(10)
Net benefit cost	34	46

Note 7. Financial Instruments and Derivatives
The estimated fair value of financial instruments and derivatives at March 31, 2024 and December 31, 2023, and the related hierarchy level for the fair value measurement was as follows:

	March 31, 2024

	Fair Value
(millions of dollars)	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	5,813	1,304	—	7,117	(6,492)	(88)	—	537
Advances to/receivables from equity companies (2)(6)	—	2,458	4,657	7,115	—	—	498	7,613
Other long-term financial assets (3)	1,372	—	1,042	2,414	—	—	174	2,588

Liabilities
Derivative liabilities (4)	5,944	1,376	—	7,320	(6,492)	(218)	—	610
Long-term debt (5)	25,558	1,378	—	26,936	—	—	3,494	30,430
Long-term obligations to equity companies (6)	—	—	2,039	2,039	—	—	(130)	1,909
Other long-term financial liabilities (7)	—	—	694	694	—	—	48	742

	December 31, 2023

	Fair Value
(millions of dollars)	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	4,544	1,731	—	6,275	(5,177)	(528)	—	570
Advances to/receivables from equity companies (2)(6)	—	2,517	4,491	7,008	—	—	519	7,527
Other long-term financial assets (3)	1,389	—	944	2,333	—	—	202	2,535

Liabilities
Derivative liabilities (4)	4,056	1,608	—	5,664	(5,177)	(40)	—	447
Long-term debt (5)	30,556	2,004	—	32,560	—	—	3,102	35,662
Long-term obligations to equity companies (6)	—	—	1,896	1,896	—	—	(92)	1,804
Other long-term financial liabilities (7)	—	—	697	697	—	—	45	742

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

At March 31, 2024 and December 31, 2023, respectively, the Corporation had $736 million and $800 million of collateral under master netting arrangements not offset against the derivatives on the Condensed Consolidated Balance Sheet, primarily related to initial margin requirements.

The Corporation may use non-derivative financial instruments, such as its foreign currency-denominated debt, as hedges of its net investments in certain foreign subsidiaries. Under this method, the change in the carrying value of the financial instruments due to foreign exchange fluctuations is reported in accumulated other comprehensive income. As of March 31, 2024, the Corporation has designated $4.9 billion of its Euro-denominated debt and related accrued interest as a net investment hedge of its European business. The net investment hedge is deemed to be perfectly effective.
The Corporation had undrawn short-term committed lines of credit of $323 million and undrawn long-term committed lines of credit of $1,914 million as of first quarter 2024.
Derivative Instruments
The Corporation’s size, strong capital structure, geographic diversity, and the complementary nature of its business segments reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and to generate returns from trading. Commodity contracts held for trading purposes are presented in the Condensed Consolidated Statement of Income on a net basis in the line “Sales and other operating revenue" and in the Consolidated Statement of Cash Flows in “Cash Flows from Operating Activities”. The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of March 31, 2024 and December 31, 2023, or results of operations for the periods ended March 31, 2024 and 2023.
Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation maintains a system of controls that includes the authorization, reporting, and monitoring of derivative activity.
The net notional long/(short) position of derivative instruments at March 31, 2024 and December 31, 2023, was as follows:

(millions)	March 31, 2024	December 31, 2023
Crude oil (barrels)	15	(7)
Petroleum products (barrels)	(39)	(43)
Natural gas (MMBTUs)	(577)	(560)
Realized and unrealized gains/(losses) on derivative instruments that were recognized in the Condensed Consolidated Statement of Income are included in the following lines on a before-tax basis:

(millions of dollars)	Three Months Ended March 31,
	2024	2023
Sales and other operating revenue	(792)	651
Crude oil and product purchases	3	(25)
Total	(789)	626

Note 8. Disclosures about Segments and Related Information

(millions of dollars)	Three Months Ended March 31,
	2024	2023
Earnings (Loss) After Income Tax
Upstream
United States	1,054	1,632
Non-U.S.	4,606	4,825
Energy Products
United States	836	1,910
Non-U.S.	540	2,273
Chemical Products
United States	504	324
Non-U.S.	281	47
Specialty Products
United States	404	451
Non-U.S.	357	323
Corporate and Financing	(362)	(355)
Corporate total	8,220	11,430

Sales and Other Operating Revenue
Upstream
United States	2,190	2,770
Non-U.S.	3,526	5,387
Energy Products
United States	24,803	24,924
Non-U.S.	39,409	39,976
Chemical Products
United States	2,194	2,029
Non-U.S.	3,646	3,692
Specialty Products
United States	1,469	1,568
Non-U.S.	3,150	3,289
Corporate and Financing	24	9
Corporate total	80,411	83,644

Intersegment Revenue
Upstream
United States	5,988	4,956
Non-U.S.	9,980	9,399
Energy Products
United States	6,558	5,451
Non-U.S.	6,752	6,969
Chemical Products
United States	1,865	1,788
Non-U.S.	1,025	777
Specialty Products
United States	655	680
Non-U.S.	164	99
Corporate and Financing	79	64

Geographic Sales and Other Operating Revenue
(millions of dollars)	Three Months Ended March 31,
	2024	2023
United States	30,656	31,291
Non-U.S.	49,755	52,353
Total	80,411	83,644

Significant Non-U.S. revenue sources include: (1)
Canada	7,055	6,721
United Kingdom	5,160	7,011
Singapore	4,018	3,731
France	3,473	3,484
Australia	2,425	2,428
Belgium	2,407	2,649
Germany	2,347	2,293

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

Sales and other operating revenue (millions of dollars)	Three Months Ended March 31,
	2024	2023
Revenue from contracts with customers	58,419	64,304
Revenue outside the scope of ASC 606	21,992	19,340
Total	80,411	83,644

Note 9. Divestment Activities
Through March 31, 2024, the Corporation realized proceeds of approximately $0.7 billion from its divestment activities with negligible impact on net after-tax earnings. This included the sale of the Santa Ynez Unit and associated facilities in California, as well as other smaller divestments.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
In the first quarter of 2024 the price of crude oil remained flat relative to fourth quarter 2023 and near the middle of the pre-COVID 10-year range (2010-2019), as markets remained balanced. More recently, the market for crude has tightened driven by ongoing concerns over conflict in the Middle East. Natural gas prices decreased, moving back toward the middle of the 10-year range, on high inventory levels and lower demand. Refining margins in the quarter rose to the top of the 10-year range, as demand grew while turnarounds and global disruptions weighed on supply. Chemical margins remained relatively flat at bottom-of-cycle conditions, as new capacity additions offset demand growth.

Recent Mergers and Acquisitions
In October 2023, ExxonMobil announced that it had entered into a definitive merger agreement with Pioneer Natural Resources. The transaction represents an opportunity to deliver leading capital efficiency and cost performance as well as increase production by combining Pioneer's large scale, contiguous, high-quality undeveloped Midland acreage with ExxonMobil's Permian resource development approach. In addition to increasing production, we plan to pull forward Pioneer's Net Zero ambition by 15 years, from 2050 to 2035. See "Note 2. Pioneer Natural Resources Merger" of the Condensed Consolidated Financial Statements for additional information.

Selected Earnings Factor Definitions
The earnings factors have been updated to provide additional visibility into drivers of our business results starting this first quarter of 2024. The company evaluates these factors periodically to determine if any enhancements may provide helpful insights to the market. Listed below are descriptions of the earnings factors:
Advantaged Volume Growth. Earnings impacts from change in volume/mix from advantaged assets, strategic projects, and high-value products.
•Advantaged Assets (Advantaged growth projects). Includes Permian, Guyana, Brazil, and LNG.
•Strategic Projects. Includes (i) the following completed projects: Rotterdam Hydrocracker, Corpus Christi Chemical Complex, Baton Rouge Polypropylene, Beaumont Crude Expansion, Baytown Chemical Expansion, Permian Crude Venture, and the 2022 Baytown advanced recycling facility; and (ii) the following projects still to be completed: Fawley Hydrofiner, China Chemical Complex, Singapore Resid Upgrade, Strathcona Renewable Diesel, Proxxima VentureTM, USGC Reconfiguration, additional advanced recycling projects under evaluation worldwide, and additional projects in plan yet to be publicly announced.
•High-Value Products. Includes performance products and lower-emission fuels. Performance products (performance chemicals, performance lubricants) refers to products that provide differentiated performance for multiple applications through enhanced properties versus commodity alternatives and bring significant additional value to customers and end-users. Lower-emission fuels refers to fuels with lower life cycle emissions than conventional transportation fuels for gasoline, diesel and jet transport.
Base Volume. Includes all volume/mix factors not included in Advantaged Volume Growth defined above.
Structural Cost Savings. After-tax earnings effect of Structural Cost Savings as defined on page 19, including cash operating expenses related to divestments that were previously in the "volume/mix" factor.
Expenses. Includes all expenses otherwise not included in other earnings factors.
Timing Effects. Timing effects are primarily related to unsettled derivatives (mark-to-market) and other earnings impacts driven by timing differences between the settlement of derivatives and their offsetting physical commodity realizations (due to LIFO inventory accounting).

Earnings (loss) excluding Identified Items
Earnings (loss) excluding Identified Items (non-GAAP) are earnings (loss) excluding individually significant non-operational events with, typically, an absolute corporate total earnings impact of at least $250 million in a given quarter. The earnings (loss) impact of an Identified Item for an individual segment in a given quarter may be less than $250 million when the item impacts several periods or several segments. Earnings (loss) excluding identified items does include non-operational earnings events or impacts that are generally below the $250 million threshold utilized for Identified Items. Management uses these figures to improve comparability of the underlying business across multiple periods by isolating and removing significant non-operational events from business results. The Corporation believes this view provides investors increased transparency into business results and trends and provides investors with a view of the business as seen through the eyes of management. Earnings (loss) excluding Identified Items is not meant to be viewed in isolation or as a substitute for net income (loss) attributable to ExxonMobil as prepared in accordance with U.S. GAAP.

Three Months Ended March 31, 2024	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	1,054	4,606	836	540	504	281	404	357	(362)	8,220
Total Identified Items	—	—	—	—	—	—	—	—	—	—
Earnings (loss) excluding Identified Items (Non-GAAP)	1,054	4,606	836	540	504	281	404	357	(362)	8,220

Three Months Ended March 31, 2023	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	1,632	4,825	1,910	2,273	324	47	451	323	(355)	11,430
Identified Items
Tax-related items	—	(158)	—	(30)	—	—	—	—	—	(188)
Earnings (loss) excluding Identified Items (Non-GAAP)	1,632	4,983	1,910	2,303	324	47	451	323	(355)	11,618
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

Structural Cost Savings
Structural Cost Savings describes decreases in cash opex excluding energy and production taxes as a result of operational efficiencies, workforce reductions, divestment-related reductions, and other cost-savings measures that are expected to be sustainable compared to 2019 levels. Relative to 2019, estimated cumulative Structural Cost Savings totaled $10.1 billion, which included an additional $0.4 billion in the first three months of 2024. The total change between periods in expenses below will reflect both Structural Cost Savings and other changes in spend, including market factors, such as inflation and foreign exchange impacts, as well as changes in activity levels and costs associated with new operations. Estimates of cumulative annual structural savings may be revised depending on whether cost reductions realized in prior periods are determined to be sustainable compared to 2019 levels. Structural Cost Savings are stewarded internally to support management's oversight of spending over time. This measure is useful for investors to understand the Corporation's efforts to optimize spending through disciplined expense management.

Dollars in billions (unless otherwise noted)	Twelve Months Ended December 31,		Three Months Ended March 31,
	2019	2023	2023	2024
Components of Operating Costs
From ExxonMobil’s Consolidated Statement of Income (U.S. GAAP)
Production and manufacturing expenses	36.8	36.9	9.4	9.1
Selling, general and administrative expenses	11.4	9.9	2.4	2.5
Depreciation and depletion (includes impairments)	19.0	20.6	4.2	4.8
Exploration expenses, including dry holes	1.3	0.8	0.1	0.1
Non-service pension and postretirement benefit expense	1.2	0.7	0.2	—
Subtotal	69.7	68.9	16.4	16.5
ExxonMobil’s share of equity company expenses (non-GAAP)	9.1	10.5	2.7	2.4
Total Adjusted Operating Costs (non-GAAP)	78.8	79.4	19.1	18.9

Total Adjusted Operating Costs (non-GAAP)	78.8	79.4	19.1	18.9
Less:
Depreciation and depletion (includes impairments)	19.0	20.6	4.2	4.8
Non-service pension and postretirement benefit expense	1.2	0.7	0.2	—
Other adjustments (includes equity company depreciation and depletion)	3.6	3.7	0.8	0.9
Total Cash Operating Expenses (Cash Opex) (non-GAAP)	55.0	54.4	13.9	13.2

Energy and production taxes (non-GAAP)	11.0	14.9	4.3	3.4
Total Cash Operating Expenses (Cash Opex) excluding Energy and Production Taxes (non-GAAP)	44.0	39.5	9.6	9.8

		Change vs 2019		Change vs 2023	Estimated Cumulative vs 2019
Total Cash Operating Expenses (Cash Opex) excluding Energy and Production Taxes (non-GAAP)		-4.5		+0.2

Market		+3.6		+0.1
Activity/Other		+1.6		+0.5
Structural Cost Savings		-9.7		-0.4	-10.1

Due to rounding, numbers presented may not add up precisely to the totals indicated.

REVIEW OF FIRST QUARTER 2024 RESULTS
ExxonMobil’s first-quarter 2024 earnings were $8.2 billion, or $2.06 per share assuming dilution, compared with earnings of $11.4 billion a year earlier. The decrease in earnings was mainly driven by declining industry refining margins and lower natural gas prices. Capital and exploration expenditures were $5.8 billion, down $0.5 billion from first quarter 2023.

UPSTREAM

Upstream Financial Results

(millions of dollars)	Three Months Ended March 31,
	2024	2023
Earnings (loss) (U.S. GAAP)
United States	1,054	1,632
Non-U.S.	4,606	4,825
Total	5,660	6,457

Identified Items (1)
United States	—	—
Non-U.S.	—	(158)
Total	—	(158)

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	1,054	1,632
Non-U.S.	4,606	4,983
Total	5,660	6,615

(1) Refer to page 18 for definition of Identified Items and earnings (loss) excluding Identified Items.

Upstream First Quarter Earnings Factor Analysis
(millions of dollars)
Price – Price impacts decreased earnings by $820 million, driven by a 32% decrease in natural gas realizations, partially offset by a 4% increase in liquids realizations.
Advantaged Volume Growth – Higher volumes from advantaged assets increased earnings by $430 million, mainly driven by Guyana liquids growth.
Base Volume – Lower base volumes decreased earnings by $400 million, mainly driven by divestments, government-mandated curtailments, and unfavorable entitlement effects.
Structural Cost Savings – Increased earnings by $90 million.
Expenses – Higher expenses, primarily from depreciation, decreased earnings by $160 million.
Other – Other items decreased earnings by $470 million, reflecting other primarily non-cash impacts from tax and inventory adjustments as well as divestments.
Timing Effects – Less unfavorable timing effects from derivatives mark-to-market impacts increased earnings by $370 million.
Identified Items (1) – 1Q 2023 $(158) million loss driven by additional European taxes.
(1) Refer to page 18 for definition of Identified Items and earnings (loss) excluding Identified Items.

Upstream Operational Results

	Three Months Ended March 31,
	2024	2023
Net production of crude oil, natural gas liquids, bitumen and synthetic oil (thousands of barrels daily)
United States	816	820
Canada/Other Americas	772	670
Europe	4	4
Africa	224	220
Asia	711	749
Australia/Oceania	30	32
Worldwide	2,557	2,495

Net natural gas production available for sale (millions of cubic feet daily)
United States	2,241	2,367
Canada/Other Americas	94	94
Europe	377	548
Africa	150	134
Asia	3,274	3,597
Australia/Oceania	1,226	1,276
Worldwide	7,362	8,016

Oil-equivalent production (1) (thousands of oil-equivalent barrels daily)	3,784	3,831

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

Upstream Additional Information

(thousands of barrels daily)	Three Months Ended March 31
Volumes reconciliation (Oil-equivalent production) (1)
2023	3,831
Entitlements - Net Interest	—
Entitlements - Price / Spend / Other	(41)
Government Mandates	(17)
Divestments	(66)
Growth / Other	77
2024	3,784

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

1Q 2024 versus 1Q 2023
1Q 2024 production of 3.8 million oil-equivalent barrels per day decreased 47 thousand oil-equivalent barrels per day from 1Q 2023. Excluding the impacts from entitlements, divestments, and higher government-mandated curtailments, net production grew by 77 thousand oil-equivalent barrels per day, mainly driven by Guyana.

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

ENERGY PRODUCTS

Energy Products Financial Results

(millions of dollars)	Three Months Ended March 31,
	2024	2023
Earnings (loss) (U.S. GAAP)
United States	836	1,910
Non-U.S.	540	2,273
Total	1,376	4,183

Identified Items (1)
United States	—	—
Non-U.S.	—	(30)
Total	—	(30)

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	836	1,910
Non-U.S.	540	2,303
Total	1,376	4,213

Due to rounding, numbers presented may not add up precisely to the totals indicated.

Energy Products First Quarter Earnings Factor Analysis
(millions of dollars)
Margin – Margins decreased earnings by $2,000 million driven by weaker industry refining margins.
Advantaged Volume Growth – Higher volumes from advantaged assets increased earnings by $140 million, primarily driven by the Beaumont refinery expansion.
Base Volume – Lower base volumes decreased earnings by $210 million, on divestment of three refining assets (Billings, Sriracha, and Trecate).
Structural Cost Savings – Increased earnings by $140 million.
Expenses – Higher expenses decreased earnings by $290 million, on higher scheduled maintenance and turnaround activity.
Other – All other items increased earnings by $40 million.
Timing Effects – Unfavorable timing effects from derivatives mark-to-market impacts decreased earnings by $660 million.
Identified Items (1) – 1Q 2023 $(30) million loss related to additional European taxes.
(1) Refer to page 18 for definition of Identified Items and earnings (loss) excluding Identified Items.

Energy Products Operational Results

(thousands of barrels daily)	Three Months Ended March 31,
	2024	2023
Refinery throughput
United States	1,900	1,643
Canada	407	417
Europe	954	1,189
Asia Pacific	402	565
Other	180	184
Worldwide	3,843	3,998

Energy Products sales (1)
United States	2,576	2,459
Non-U.S.	2,656	2,818
Worldwide	5,232	5,277

Gasoline, naphthas	2,178	2,177
Heating oils, kerosene, diesel	1,742	1,770
Aviation fuels	339	312
Heavy fuels	214	215
Other energy products	759	803

(1) Data reported net of purchases/sales contracts with the same counterparty.

CHEMICAL PRODUCTS

Chemical Products Financial Results

(millions of dollars)	Three Months Ended March 31,
	2024	2023
Earnings (loss) (U.S. GAAP)
United States	504	324
Non-U.S.	281	47
Total	785	371

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	504	324
Non-U.S.	281	47
Total	785	371

(1) Refer to page 18 for definition of Identified Items and earnings (loss) excluding Identified Items.

Chemical Products First Quarter Earnings Factor Analysis
(millions of dollars)
Margin – Increased North America feed advantage from lower natural gas prices and higher margins from performance chemicals realizations, more than offset industry margin decline, increasing earnings by $200 million.
Advantaged Volume Growth – Additional high-value product volumes increased earnings by $40 million.
Base Volume – Higher base volumes increased earnings by $160 million, primarily driven by strong reliability and absence of turnarounds.
Structural Cost Savings – Increased earnings by $20 million.
Expenses – Lower turnaround expenses increased earnings by $10 million.
Other – All other items decreased earnings by $20 million.

Chemical Products Operational Results

(thousands of metric tons)	Three Months Ended March 31,
	2024	2023
Chemical Products sales (2)
United States	1,847	1,561
Non-U.S.	3,207	3,088
Worldwide	5,054	4,649

(2) Data reported net of purchases/sales contracts with the same counterparty.

SPECIALTY PRODUCTS

Specialty Products Financial Results

(millions of dollars)	Three Months Ended March 31,
	2024	2023
Earnings (loss) (U.S. GAAP)
United States	404	451
Non-U.S.	357	323
Total	761	774

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	404	451
Non-U.S.	357	323
Total	761	774

(1) Refer to page 18 for definition of Identified Items and earnings (loss) excluding Identified Items.

Specialty Products First Quarter Earnings Factor Analysis
(millions of dollars)
Margin – Stronger finished lubes margins due to lower feed costs more than offset weaker basestock margins, increasing earnings by $30 million.
Base Volume – Unfavorable volume/mix effects decreased earnings by $20 million.
Structural Cost Savings – Increased earnings by $20 million.
Expenses – Higher expenses decreased earnings by $40 million.

Specialty Products Operational Results

(thousands of metric tons)	Three Months Ended March 31,
	2024	2023
Specialty Products sales (2)
United States	495	476
Non-U.S.	1,464	1,464
Worldwide	1,959	1,940

(2) Data reported net of purchases/sales contracts with the same counterparty.

CORPORATE AND FINANCING

Corporate and Financing Financial Results

(millions of dollars)	Three Months Ended March 31,
	2024	2023
Earnings (loss) (U.S. GAAP)	(362)	(355)
Earnings (loss) excluding Identified Items (1) (Non-GAAP)	(362)	(355)

(1) Refer to page 18 for definition of Identified Items and earnings (loss) excluding Identified Items.
Corporate and Financing expenses were $362 million for the first quarter of 2024, $7 million higher than the first quarter of 2023.

LIQUIDITY AND CAPITAL RESOURCES

(millions of dollars)	Three Months Ended March 31,
	2024	2023
Net cash provided by/(used in)
Operating activities	14,664	16,341
Investing activities	(4,577)	(4,925)
Financing activities	(7,982)	(8,507)
Effect of exchange rate changes	(324)	102
Increase/(decrease) in cash and cash equivalents	1,781	3,011

Cash and cash equivalents (at end of period)	33,349	32,676

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	14,664	16,341
Proceeds associated with sales of subsidiaries, property, plant & equipment, and sales and returns of investments	703	854
Cash flow from operations and asset sales (Non-GAAP)	15,367	17,195

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.
Cash flow from operations and asset sales in the first quarter of 2024 was $15.4 billion, a decrease of $1.8 billion from the comparable 2023 period primarily reflecting lower earnings.
Cash provided by operating activities totaled $14.7 billion for the first three months of 2024, $1.7 billion lower than 2023. Net income including noncontrolling interests was $8.6 billion, a decrease of $3.3 billion from the prior year period. The adjustment for the noncash provision of $4.8 billion for depreciation and depletion was up $0.6 billion from 2023. Changes in operational working capital were a contribution of $2.0 billion during the period. All other items net decreased cash flows by $0.7 billion in 2024 versus a contribution of $0.6 billion in 2023. See the Condensed Consolidated Statement of Cash Flows for additional details.
Investing activities for the first three months of 2024 used net cash of $4.6 billion, a decrease of $0.3 billion compared to the prior year. Spending for additions to property, plant and equipment of $5.1 billion was $0.3 billion lower than 2023. Proceeds from asset sales were $0.7 billion, a decrease of $0.2 billion compared to the prior year. Net investments and advances decreased $0.2 billion from $0.4 billion in 2023.
Net cash used in financing activities was $8.0 billion in the first three months of 2024, including $3.0 billion for the purchase of 27.5 million shares of ExxonMobil stock, as part of the previously announced buyback program. This compares to net cash used in financing activities of $8.5 billion in the prior year. Total debt at the end of the first quarter of 2024 was $40.4 billion compared to $41.6 billion at year-end 2023. The Corporation's debt to total capital ratio was 16.0 percent at the end of the first quarter of 2024 compared to 16.4 percent at year-end 2023. The net debt to capital ratio was 3.2 percent at the end of the first quarter, a decrease of 1.3 percentage points from year-end 2023. The Corporation's capital allocation priorities are investing in competitively advantaged, high-return projects; maintaining a strong balance sheet; and sharing our success with our shareholders through more consistent share repurchases and a growing dividend. The Corporation distributed a total of $3.8 billion to shareholders in the first three months of 2024 through dividends.
The Corporation has access to significant capacity of long-term and short-term liquidity. Internally generated funds are expected to cover the majority of financial requirements, supplemented by long-term and short-term debt. The Corporation had undrawn short-term committed lines of credit of $0.3 billion and undrawn long-term committed lines of credit of $1.9 billion as of first quarter 2024.
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

Contractual Obligations
The Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. Through the first quarter of 2024, the Corporation entered into two long-term purchase agreements with an estimated total obligation of approximately $3.0 billion.

TAXES

(millions of dollars)	Three Months Ended March 31,
	2024	2023
Income taxes	3,803	4,960
Effective income tax rate	36%	34%
Total other taxes and duties (1)	7,160	8,095
Total	10,963	13,055

(1) Includes “Other taxes and duties” plus taxes that are included in “Production and manufacturing expenses” and “Selling, general and administrative expenses”.
Total taxes were $11.0 billion for the first quarter of 2024, a decrease of $2.1 billion from 2023. Income tax expense was $3.8 billion compared to $5.0 billion in the prior year. The effective income tax rate, which is calculated based on consolidated company income taxes and Exxonmobil's share of equity company income taxes, was 36 percent. This increased from the 34 percent rate in the prior year period due primarily to a change in mix of results in jurisdictions with varying tax rates. Total other taxes and duties decreased by $0.9 billion to $7.2 billion.

CAPITAL AND EXPLORATION EXPENDITURES

(millions of dollars)	Three Months Ended March 31,
	2024	2023
Upstream (including exploration expenses)	4,582	4,581
Energy Products	527	685
Chemical Products	433	831
Specialty Products	76	91
Other	221	192
Total	5,839	6,380
Capital and exploration expenditures in the first quarter of 2024 were $5.8 billion, down 8% from the first quarter of 2023. The Corporation plans to invest in the range of $23 billion to $25 billion in 2024. Actual spending could vary depending on the progress of individual projects and property acquisitions.

FORWARD-LOOKING STATEMENTS
Statements related to future events; projections; descriptions of strategic, operating, and financial plans and objectives; statements of future ambitions and plans; and other statements of future events or conditions, are forward-looking statements. Similarly, discussion of roadmaps or future plans related to carbon capture, transportation and storage, biofuel, hydrogen, direct air capture, and other future plans to reduce emissions and emission intensity of ExxonMobil, its affiliates, companies it is seeking to acquire and third parties are dependent on future market factors, such as continued technological progress, policy support and timely rule-making and permitting, and represent forward-looking statements.
Actual future results, including financial and operating performance; potential earnings, cash flow, dividends or shareholder returns, including the timing and amounts of share repurchases; total capital expenditures and mix, including allocations of capital to low carbon investments; realization and maintenance of structural cost reductions and efficiency gains, including the ability to offset inflationary pressure; plans to reduce future emissions and emissions intensity, including ambitions to reach Scope 1 and Scope 2 net zero from operated assets by 2050, to reach Scope 1 and 2 net zero in Upstream Permian Basin unconventional operated assets by 2030 and in Pioneer assets by 2035, to eliminate routine flaring in-line with World Bank Zero Routine Flaring, and to reach near-zero methane emissions from operated assets and other methane initiatives; meeting ExxonMobil’s divestment and start-up plans, and associated project plans as well as technology advances, including the timing and outcome of projects to capture, transport and store CO2, produce hydrogen, produce biofuels, produce lithium, create new advanced carbon materials, and use plastic waste as a feedstock for advanced recycling; timely granting of governmental permits and certifications; future debt levels and credit ratings; business and project plans, timing, costs, capacities and profitability; resource recoveries and production rates; and planned Denbury and Pioneer integrated benefits could differ materially due to a number of factors.
These include global or regional changes in the supply and demand for oil, natural gas, petrochemicals, and feedstocks and other market factors, economic conditions, and seasonal fluctuations that impact prices and differentials for our products; changes in law, regulations, taxes, trade sanctions, or policies, such as government policies supporting lower carbon and new market investment opportunities such as the U.S. Inflation Reduction Act and the ability for projects to qualify for the financial incentives available thereunder, the punitive European taxes on the oil and gas sector and unequal support for different technological methods of emissions reduction or evolving, ambiguous and unharmonized standards imposed by various jurisdictions related to sustainability and GHG reporting; variable impacts of trading activities on our margins and results each quarter; actions of competitors and commercial counterparties; the outcome of commercial negotiations, including final agreed terms and conditions; the ability to access debt markets on favorable terms or at all; the occurrence, pace, rate of recovery and effects of public health crises, including the response from governments; reservoir performance, including variability and timing factors applicable to unconventional resources; the level and outcome of exploration projects and decisions to invest in future reserves; timely completion of development and other construction projects; final management approval of future projects and any changes in the scope, terms, costs or assumptions of such projects as approved; the actions of government or other actors against our core business activities and acquisitions, divestitures or financing opportunities; war, civil unrest, attacks against the company or industry, and other geopolitical or security disturbances, including disruption of land or sea transportation routes; expropriations, seizure, or capacity, insurance, shipping or export limitations imposed by governments or laws; opportunities for potential acquisitions, investments or divestments and satisfaction of applicable conditions to closing, including timely regulatory approvals; the capture of efficiencies within and between business lines and the ability to maintain near-term cost reductions as ongoing efficiencies; unforeseen technical or operating difficulties and unplanned maintenance; the development and competitiveness of alternative energy and emission reduction technologies; the results of research programs and the ability to bring new technologies to commercial scale on a cost-competitive basis; and other factors discussed under "Item 1A. Risk Factors" of ExxonMobil’s 2023 Form 10-K.
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

Actions needed to advance ExxonMobil’s 2030 greenhouse gas emission-reductions plans are incorporated into its medium-term business plans, which are updated annually. The reference case for planning beyond 2030 is based on ExxonMobil’s Global Outlook (Outlook) research and publication. The Outlook is reflective of the existing global policy environment and an assumption of increasing policy stringency and technology improvement to 2050. However, the Outlook does not attempt to project the degree of required future policy and technology advancement and deployment for the world, or ExxonMobil, to meet net zero by 2050. As future policies and technology advancements emerge, they will be incorporated into the Outlook, and ExxonMobil’s business plans will be updated accordingly. References to projects or opportunities may not reflect investment decisions made by ExxonMobil or its affiliates. Individual projects or opportunities may advance based on a number of factors, including availability of supportive policy, permitting, technological advancement for cost-effective abatement, insights from the company planning process, and alignment with our partners and other stakeholders. Capital investment guidance in lower-emission investments is based on our corporate plan; however, actual investment levels will be subject to the availability of the opportunity set, public policy support, and focused on returns.
The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the three months ended March 31, 2024, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2023.

ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of March 31, 2024. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ExxonMobil has elected to use a $1 million threshold for disclosing environmental proceedings.
Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.
As reported in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, on August 4, 2022, XTO Energy, Inc. (“XTO”) received a letter from the Department of Justice (“DOJ”) notifying XTO of the United States Environmental Protection Agency’s (“EPA”) request to initiate a potential civil action against XTO regarding the Schnegg well in Powhatan Point, Ohio. The EPA alleged XTO breached its duty under the General Duty Clause of the Clean Air Act for the Schnegg well, and such breaches resulted in the 2018 well blowout. Neither a civil action has been filed nor a draft consent decree has been provided by the DOJ. In January 2024, the DOJ demanded $25 million to settle the alleged violations. XTO strongly disagrees with the DOJ’s position.
As reported in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, the State of Texas, acting by and through its Attorney General (“State”), filed a complaint against the Corporation (captioned State of Texas v. Exxon Mobil Corporation) in Travis County District Court, TX, Cause No. D-1-GN-22-006534, for alleged violations of the Texas Clean Air Act at the Baytown Olefins Plant located in Baytown, Texas seeking civil penalties in excess of $1 million, injunctive relief, and recovery of its fees and costs of litigation. In March 2024, the State of Texas and the Corporation agreed to settle the alleged violations upon payment of $2.2 million to the State of Texas (the “Proposed Settlement”). Once the Proposed Settlement is published in the Federal Register, it will be open to public comment for 30 days before the District Court may approve it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for Quarter Ended March 31, 2024

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Billions of dollars) (4)
January 2024	2,729,980	$102.69	2,704,895	$17.2
February 2024	11,040,594	$103.55	11,040,594	$16.1
March 2024	13,797,147	$110.48	13,797,137	$14.6
Total	27,567,721	$106.94	27,542,626

(1) Includes shares withheld from participants in the company's incentive program for personal income taxes.
(2) Excludes 1% U.S. excise tax on stock repurchases.
(3) Purchases were made under terms intended to qualify for exemption under Rules 10b-18 and 10b5-1. As required by securities law restrictions, no repurchases take place during proxy solicitation and voting periods for transactions involving the issuance of ExxonMobil shares. For the Pioneer transaction, this period occurred during the first quarter of 2024.

(4) In its 2022 Corporate Plan Update released December 8, 2022, the Corporation stated that the company expanded its share repurchase program to up to $50 billion through 2024, including $15 billion of repurchases in 2022 and $17.5 billion in 2023. In its 2023 Corporate Plan Update released December 6, 2023, the Corporation stated that after the Pioneer transaction closes, the go-forward share repurchase program pace is expected to increase to $20 billion annually through 2025, assuming reasonable market conditions.

During the first quarter, the Corporation did not issue or sell any unregistered equity securities.

ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

EXXON MOBIL CORPORATION
Date: April 29, 2024	By:	/s/ LEN M. FOX
Len M. Fox
Vice President, Controller and
Principal Accounting Officer