Form 10-Q
period 2024-06-30
EXXON MOBIL CORP
filed 2024-08-05
CIK 34088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2024
Common stock, without par value	4,442,826,580

EXXON MOBIL CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars, unless noted)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues and other income
Sales and other operating revenue	89,986	80,795	170,397	164,439
Income from equity affiliates	1,744	1,382	3,586	3,763
Other income	1,330	737	2,160	1,276
Total revenues and other income	93,060	82,914	176,143	169,478
Costs and other deductions
Crude oil and product purchases	54,199	47,598	101,800	93,601
Production and manufacturing expenses	9,804	8,860	18,895	18,296
Selling, general and administrative expenses	2,568	2,449	5,063	4,839
Depreciation and depletion (includes impairments)	5,787	4,242	10,599	8,486
Exploration expenses, including dry holes	153	133	301	274
Non-service pension and postretirement benefit expense	34	164	57	331
Interest expense	271	249	492	408
Other taxes and duties	6,579	7,563	12,902	14,784
Total costs and other deductions	79,395	71,258	150,109	141,019
Income (loss) before income taxes	13,665	11,656	26,034	28,459
Income tax expense (benefit)	4,094	3,503	7,897	8,463
Net income (loss) including noncontrolling interests	9,571	8,153	18,137	19,996
Net income (loss) attributable to noncontrolling interests	331	273	677	686
Net income (loss) attributable to ExxonMobil	9,240	7,880	17,460	19,310

Earnings (loss) per common share (dollars)	2.14	1.94	4.20	4.73

Earnings (loss) per common share - assuming dilution (dollars)	2.14	1.94	4.20	4.73

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) including noncontrolling interests	9,571	8,153	18,137	19,996

Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	(115)	514	(1,382)	687
Postretirement benefits reserves adjustment (excluding amortization)	29	17	(13)	36
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	17	7	26	13
Total other comprehensive income (loss)	(69)	538	(1,369)	736
Comprehensive income (loss) including noncontrolling interests	9,502	8,691	16,768	20,732
Comprehensive income (loss) attributable to noncontrolling interests	280	373	506	809
Comprehensive income (loss) attributable to ExxonMobil	9,222	8,318	16,262	19,923

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars, unless noted)	June 30, 2024	December 31, 2023

ASSETS
Current assets
Cash and cash equivalents	26,460	31,539
Cash and cash equivalents – restricted	28	29
Notes and accounts receivable – net	43,071	38,015
Inventories
Crude oil, products and merchandise	19,685	20,528
Materials and supplies	4,818	4,592
Other current assets	2,176	1,906
Total current assets	96,238	96,609
Investments, advances and long-term receivables	47,948	47,630
Property, plant and equipment – net	298,283	214,940
Other assets, including intangibles – net	18,238	17,138
Total Assets	460,707	376,317

LIABILITIES
Current liabilities
Notes and loans payable	6,621	4,090
Accounts payable and accrued liabilities	60,107	58,037
Income taxes payable	4,035	3,189
Total current liabilities	70,763	65,316
Long-term debt	36,565	37,483
Postretirement benefits reserves	10,398	10,496
Deferred income tax liabilities	40,080	24,452
Long-term obligations to equity companies	1,612	1,804
Other long-term obligations	25,023	24,228
Total Liabilities	184,441	163,779

Commitments and contingencies (Note 3)

EQUITY
Common stock without par value (9,000 million shares authorized, 8,019 million shares issued)	46,781	17,781
Earnings reinvested	463,294	453,927
Accumulated other comprehensive income	(13,187)	(11,989)
Common stock held in treasury (3,576 million shares at June 30, 2024 and 4,048 million shares at December 31, 2023)	(228,483)	(254,917)
ExxonMobil share of equity	268,405	204,802
Noncontrolling interests	7,861	7,736
Total Equity	276,266	212,538
Total Liabilities and Equity	460,707	376,317

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)	Six Months Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) including noncontrolling interests	18,137	19,996
Depreciation and depletion (includes impairments)	10,599	8,486
Changes in operational working capital, excluding cash and debt	(2,608)	(3,885)
All other items – net	(904)	1,127
Net cash provided by operating activities	25,224	25,724

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(11,309)	(10,771)
Proceeds from asset sales and returns of investments	1,629	2,141
Additional investments and advances	(744)	(834)
Other investing activities including collection of advances	224	183
Cash acquired from mergers and acquisitions	754	0
Net cash used in investing activities	(9,446)	(9,281)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	217	136
Reductions in long-term debt	(1,142)	(6)
Reductions in short-term debt	(2,771)	(172)
Additions/(reductions) in debt with three months or less maturity	(6)	(172)
Contingent consideration payments	(27)	(68)
Cash dividends to ExxonMobil shareholders	(8,093)	(7,439)
Cash dividends to noncontrolling interests	(397)	(293)
Changes in noncontrolling interests	16	11
Common stock acquired	(8,337)	(8,680)
Net cash used in financing activities	(20,540)	(16,683)

Effects of exchange rate changes on cash	(318)	132
Increase/(decrease) in cash and cash equivalents	(5,080)	(108)
Cash and cash equivalents at beginning of period	31,568	29,665
Cash and cash equivalents at end of period	26,488	29,557

SUPPLEMENTAL DISCLOSURES
Income taxes paid	6,968	8,841
Cash interest paid
Included in cash flows from operating activities	321	295
Capitalized, included in cash flows from investing activities	590	561
Total cash interest paid	911	856

Noncash right of use assets recorded in exchange for lease liabilities
Operating leases	647	1,036
Finance leases	53	438

Non-Cash Transaction: The Corporation acquired Pioneer Natural Resources in an all-stock transaction on May 3, 2024, having issued 545 million shares of ExxonMobil common stock having a fair value of $63 billion and assumed debt with a fair value of $5 billion. See Note 2 for additional information.

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ExxonMobil Share of Equity

(millions of dollars, unless noted)	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity

Balance as of March 31, 2023	15,904	440,552	(13,095)	(244,676)	198,685	7,729	206,414
Amortization of stock-based awards	130	—	—	—	130	—	130
Other	(5)	—	—	—	(5)	27	22
Net income (loss) for the period	—	7,880	—	—	7,880	273	8,153
Dividends - common shares	—	(3,701)	—	—	(3,701)	(178)	(3,879)
Other comprehensive income (loss)	—	—	438	—	438	100	538
Share repurchases, at cost	—	—	—	(4,383)	(4,383)	—	(4,383)
Dispositions	—	—	—	2	2	—	2
Balance as of June 30, 2023	16,029	444,731	(12,657)	(249,057)	199,046	7,951	206,997

Balance as of March 31, 2024	17,971	458,339	(13,169)	(257,891)	205,250	7,802	213,052
Amortization of stock-based awards	178	—	—	—	178	—	178
Other	(117)	—	—	—	(117)	10	(107)
Net income (loss) for the period	—	9,240	—	—	9,240	331	9,571
Dividends - common shares	—	(4,285)	—	—	(4,285)	(231)	(4,516)
Other comprehensive income (loss)	—	—	(18)	—	(18)	(51)	(69)
Share repurchases, at cost	—	—	—	(5,310)	(5,310)	—	(5,310)
Issued for acquisitions	28,749	—	—	34,603	63,352	—	63,352
Dispositions	—	—	—	115	115	—	115
Balance as of June 30, 2024	46,781	463,294	(13,187)	(228,483)	268,405	7,861	276,266

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023

Common Stock Share Activity (millions of shares)	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Balance as of March 31	8,019	(4,076)	3,943	8,019	(3,976)	4,043
Share repurchases, at cost	—	(45)	(45)	—	(40)	(40)
Issued for acquisitions	—	545	545	—	—	—
Dispositions	—	—	—	—	—	—
Balance as of June 30	8,019	(3,576)	4,443	8,019	(4,016)	4,003

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ExxonMobil Share of Equity

(millions of dollars, unless noted)	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity

Balance as of December 31, 2022	15,752	432,860	(13,270)	(240,293)	195,049	7,424	202,473
Amortization of stock-based awards	288	—	—	—	288	—	288
Other	(11)	—	—	—	(11)	11	—
Net income (loss) for the period	—	19,310	—	—	19,310	686	19,996
Dividends - common shares	—	(7,439)	—	—	(7,439)	(293)	(7,732)
Other comprehensive income (loss)	—	—	613	—	613	123	736
Share repurchases, at cost	—	—	—	(8,768)	(8,768)	—	(8,768)
Dispositions	—	—	—	4	4	—	4
Balance as of June 30, 2023	16,029	444,731	(12,657)	(249,057)	199,046	7,951	206,997

Balance as of December 31, 2023	17,781	453,927	(11,989)	(254,917)	204,802	7,736	212,538
Amortization of stock-based awards	375	—	—	—	375	—	375
Other	(124)	—	—	—	(124)	16	(108)
Net income (loss) for the period	—	17,460	—	—	17,460	677	18,137
Dividends - common shares	—	(8,093)	—	—	(8,093)	(397)	(8,490)
Other comprehensive income (loss)	—	—	(1,198)	—	(1,198)	(171)	(1,369)
Share repurchases, at cost	—	—	—	(8,288)	(8,288)	—	(8,288)
Issued for acquisitions	28,749	—	—	34,603	63,352	—	63,352
Dispositions	—	—	—	119	119	—	119
Balance as of June 30, 2024	46,781	463,294	(13,187)	(228,483)	268,405	7,861	276,266

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023

Common Stock Share Activity (millions of shares)	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Balance as of December 31	8,019	(4,048)	3,971	8,019	(3,937)	4,082
Share repurchases, at cost	—	(73)	(73)	—	(79)	(79)
Issued for acquisitions	—	545	545	—	—	—
Dispositions	—	—	—	—	—	—
Balance as of June 30	8,019	(3,576)	4,443	8,019	(4,016)	4,003

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

Note 2. Pioneer Natural Resources Merger
On May 3, 2024, the Corporation acquired Pioneer Natural Resources Company ("Pioneer"), an independent oil and gas exploration and production company. The acquisition included over 850 thousand net acres in the Midland Basin of West Texas and proved reserves in excess of 2 billion oil-equivalent barrels. In connection with the acquisition, we issued 545 million shares of ExxonMobil common stock having a fair value of $63 billion on the acquisition date, and assumed debt with a fair value of $5 billion.

The transaction was accounted for as a business combination in accordance with ASC 805, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the provisional fair values of the assets acquired and liabilities assumed.

(billions of dollars)	Pioneer
Current assets (1)	3
Other non-current assets	1
Property, plant & equipment (2)	84
Total identifiable assets acquired	88

Current liabilities (1)	3
Long-term debt (3)	5
Deferred income tax liabilities (4)	16
Other non-current liabilities	2
Total liabilities assumed	26
Net identifiable assets acquired	62

Goodwill (5)	1
Net assets (6)	63

(1) Current assets and current liabilities consist primarily of accounts receivable and payable, with their respective fair values approximating historical values given their short-term duration, expectation of insignificant bad debt expense, and our credit rating.

(2) Property, plant and equipment was preliminarily valued using the income approach. Significant inputs and assumptions used in the income approach included estimates for commodity prices, future oil and gas production profiles, operating expenses, capital expenditures, and a risk-adjusted discount rate. Collectively, these inputs are Level 3 inputs.

(3) Long-term debt was valued using market prices as of the acquisition date, which reflects the use of Level 1 inputs.
(4) Deferred income taxes represent the tax effects of differences in the tax basis and acquisition date fair values of assets acquired and liabilities assumed.
(5) Goodwill was allocated to the Upstream segment.
(6) Provisional fair value measurements were made for assets acquired and liabilities assumed. Adjustments to those measurements may be made in subsequent periods, up to one year from the date of acquisition, as we continue to evaluate the information necessary to complete the analysis.

Debt Assumed in the Merger
The following table presents long-term debt assumed at closing:

(millions of dollars)	Par Value	Fair Value as of May 2, 2024
0.250% Convertible Senior Notes due May 2025 (1)	450	1,327
1.125% Senior Notes due January 2026	750	699
5.100% Senior Notes due March 2026	1,100	1,096
7.200% Senior Notes due January 2028	241	252
4.125% Senior Notes due February 2028	138	130
1.900% Senior Notes due August 2030	1,100	914
2.150% Senior Notes due January 2031	1,000	832
(1) In June 2024, the Corporation redeemed in full all of the Convertible Senior Notes assumed from Pioneer for an amount consistent with the acquisition date fair value.

Actual and Pro Forma Impact of Merger
The following table presents revenues and earnings for Pioneer since the acquisition date (May 3, 2024), for the periods presented:

(millions of dollars)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Sales and other operating revenues	4,372	4,372

Net income (loss) attributable to ExxonMobil	398	398

The following table presents unaudited pro forma information for the Corporation as if the merger with Pioneer had occurred at the beginning of January 1, 2023:

Unaudited (millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales and other operating revenues	92,167	86,076	178,557	175,425

Net income (loss) attributable to ExxonMobil	9,265	8,577	18,256	20,663
The historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the merger and factually supportable. The unaudited pro forma consolidated results are not necessarily indicative of what the consolidated results of operations actually would have been had the merger been completed on January 1, 2023. In addition, the unaudited pro forma consolidated results reflect pro forma adjustments primarily related to conforming Pioneer's accounting policies to ExxonMobil, additional depreciation expense related to the fair value adjustment of the acquired property, plant and equipment, our capital structure, Pioneer's transaction-related costs, and applicable income tax impacts of the pro forma adjustments.

Our transaction costs to effect the acquisition were immaterial.

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
Other Contingencies
The Corporation and certain of its consolidated subsidiaries were contingently liable at June 30, 2024, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. Where it is not possible to make a reasonable estimation of the maximum potential amount of future payments, future performance is expected to be either immaterial or have only a remote chance of occurrence.

	June 30, 2024

(millions of dollars)	Equity Company Obligations (1)	Other Third-Party Obligations	Total
Guarantees
Debt-related	1,070	135	1,205
Other	678	5,896	6,574
Total	1,748	6,031	7,779

(1) ExxonMobil share
Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition.

Note 4. Other Comprehensive Income Information

ExxonMobil Share of Accumulated Other Comprehensive Income (millions of dollars)	Cumulative Foreign Exchange Translation Adjustment	Postretirement Benefits Reserves Adjustment	Total
Balance as of December 31, 2022	(14,591)	1,321	(13,270)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	570	35	605
Amounts reclassified from accumulated other comprehensive income	—	8	8
Total change in accumulated other comprehensive income	570	43	613
Balance as of June 30, 2023	(14,021)	1,364	(12,657)

Balance as of December 31, 2023	(13,056)	1,067	(11,989)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	(1,197)	(21)	(1,218)
Amounts reclassified from accumulated other comprehensive income	—	20	20
Total change in accumulated other comprehensive income	(1,197)	(1)	(1,198)
Balance as of June 30, 2024	(14,253)	1,066	(13,187)

(1) Cumulative Foreign Exchange Translation Adjustment includes net investment hedge gain/(loss) net of taxes of $123 million and $(70) million in 2024 and 2023, respectively.

Amounts Reclassified Out of Accumulated Other Comprehensive Income - Before-tax Income/(Expense) (millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs
(Statement of Income line: Non-service pension and postretirement benefit expense)	(22)	(6)	(34)	(14)

Income Tax (Expense)/Credit For Components of Other Comprehensive Income (millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foreign exchange translation adjustment	69	85	(6)	133
Postretirement benefits reserves adjustment (excluding amortization)	(10)	20	(6)	31
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	(5)	1	(8)	(1)
Total	54	106	(20)	163

Note 5. Earnings Per Share

Earnings per common share	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to ExxonMobil (millions of dollars)	9,240	7,880	17,460	19,310
Weighted-average number of common shares outstanding (millions of shares) (1)	4,317	4,066	4,158	4,084
Earnings (loss) per common share (dollars) (2)	2.14	1.94	4.20	4.73
Dividends paid per common share (dollars)	0.95	0.91	1.90	1.82

(1) Includes restricted shares not vested as well as 545 million shares issued for the Pioneer merger on May 3, 2024.
(2) Earnings (loss) per common share and earnings (loss) per common share – assuming dilution are the same in each period shown.

Note 6. Pension and Other Postretirement Benefits

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Components of net benefit cost
Pension Benefits - U.S.
Service cost	117	122	230	242
Interest cost	168	165	336	331
Expected return on plan assets	(181)	(133)	(362)	(266)
Amortization of actuarial loss/(gain)	21	21	42	42
Amortization of prior service cost	(8)	(7)	(16)	(14)
Net pension enhancement and curtailment/settlement cost	14	7	17	15
Net benefit cost	131	175	247	350

Pension Benefits - Non-U.S.
Service cost	86	81	169	163
Interest cost	198	232	425	466
Expected return on plan assets	(230)	(172)	(491)	(346)
Amortization of actuarial loss/(gain)	24	14	49	28
Amortization of prior service cost	12	13	25	25
Net benefit cost	90	168	177	336

Other Postretirement Benefits
Service cost	19	20	37	40
Interest cost	62	69	125	139
Expected return on plan assets	(5)	(3)	(10)	(7)
Amortization of actuarial loss/(gain)	(26)	(31)	(52)	(61)
Amortization of prior service cost	(15)	(11)	(31)	(21)
Net benefit cost	35	44	69	90

Note 7. Financial Instruments and Derivatives
The estimated fair value of financial instruments and derivatives at June 30, 2024 and December 31, 2023, and the related hierarchy level for the fair value measurement was as follows:

	June 30, 2024

	Fair Value
(millions of dollars)	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	4,790	1,187	—	5,977	(5,510)	(24)	—	443
Advances to/receivables from equity companies (2)(6)	—	2,475	4,206	6,681	—	—	476	7,157
Other long-term financial assets (3)	1,400	—	1,515	2,915	—	—	237	3,152

Liabilities
Derivative liabilities (4)	4,996	1,457	—	6,453	(5,510)	(230)	—	713
Long-term debt (5)	28,874	1,469	—	30,343	—	—	4,063	34,406
Long-term obligations to equity companies (6)	—	—	1,680	1,680	—	—	(68)	1,612
Other long-term financial liabilities (7)	—	—	516	516	—	—	49	565

	December 31, 2023

	Fair Value
(millions of dollars)	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	4,544	1,731	—	6,275	(5,177)	(528)	—	570
Advances to/receivables from equity companies (2)(6)	—	2,517	4,491	7,008	—	—	519	7,527
Other long-term financial assets (3)	1,389	—	944	2,333	—	—	202	2,535

Liabilities
Derivative liabilities (4)	4,056	1,608	—	5,664	(5,177)	(40)	—	447
Long-term debt (5)	30,556	2,004	—	32,560	—	—	3,102	35,662
Long-term obligations to equity companies (6)	—	—	1,896	1,896	—	—	(92)	1,804
Other long-term financial liabilities (7)	—	—	697	697	—	—	45	742

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

At June 30, 2024 and December 31, 2023, respectively, the Corporation had $675 million and $800 million of collateral under master netting arrangements not offset against the derivatives on the Condensed Consolidated Balance Sheet, primarily related to initial margin requirements.
The Corporation may use non-derivative financial instruments, such as its foreign currency-denominated debt, as hedges of its net investments in certain foreign subsidiaries. Under this method, the change in the carrying value of the financial instruments due to foreign exchange fluctuations is reported in accumulated other comprehensive income. As of June 30, 2024, the Corporation has designated $3.2 billion of its Euro-denominated debt and related accrued interest as a net investment hedge of its European business. The net investment hedge is deemed to be perfectly effective.
The Corporation had undrawn short-term committed lines of credit of $237 million and undrawn long-term committed lines of credit of $1,795 million as of second quarter 2024.
Derivative Instruments
The Corporation’s size, strong capital structure, geographic diversity, and the complementary nature of its business segments reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and to generate returns from trading. Commodity contracts held for trading purposes are presented in the Condensed Consolidated Statement of Income on a net basis in the line “Sales and other operating revenue" and in the Consolidated Statement of Cash Flows in “Cash Flows from Operating Activities”. The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of June 30, 2024 and December 31, 2023, or results of operations for the periods ended June 30, 2024 and 2023.
Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation maintains a system of controls that includes the authorization, reporting, and monitoring of derivative activity.
The net notional long/(short) position of derivative instruments at June 30, 2024 and December 31, 2023, was as follows:

(millions)	June 30, 2024	December 31, 2023
Crude oil (barrels)	6	(7)
Petroleum products (barrels)	(44)	(43)
Natural gas (MMBTUs)	(568)	(560)
Realized and unrealized gains/(losses) on derivative instruments that were recognized in the Condensed Consolidated Statement of Income are included in the following lines on a before-tax basis:

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales and other operating revenue	(103)	332	(895)	983
Crude oil and product purchases	(5)	5	(2)	(20)
Total	(108)	337	(897)	963

Note 8. Disclosures about Segments and Related Information

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings (Loss) After Income Tax
Upstream
United States	2,430	920	3,484	2,552
Non-U.S.	4,644	3,657	9,250	8,482
Energy Products
United States	450	1,528	1,286	3,438
Non-U.S.	496	782	1,036	3,055
Chemical Products
United States	526	486	1,030	810
Non-U.S.	253	342	534	389
Specialty Products
United States	447	373	851	824
Non-U.S.	304	298	661	621
Corporate and Financing	(310)	(506)	(672)	(861)
Corporate total	9,240	7,880	17,460	19,310

Sales and Other Operating Revenue
Upstream
United States	6,729	1,673	8,919	4,443
Non-U.S.	3,317	3,739	6,843	9,126
Energy Products
United States	26,415	26,128	51,218	51,052
Non-U.S.	43,014	38,945	82,423	78,921
Chemical Products
United States	2,213	1,992	4,407	4,021
Non-U.S.	3,620	3,678	7,266	7,370
Specialty Products
United States	1,538	1,542	3,007	3,110
Non-U.S.	3,115	3,095	6,265	6,384
Corporate and Financing	25	3	49	12
Corporate total	89,986	80,795	170,397	164,439

Intersegment Revenue
Upstream
United States	5,545	5,044	11,533	10,000
Non-U.S.	11,043	8,412	21,023	17,811
Energy Products
United States	6,537	5,074	13,095	10,525
Non-U.S.	6,395	6,988	13,147	13,957
Chemical Products
United States	1,950	2,084	3,815	3,872
Non-U.S.	998	977	2,023	1,754
Specialty Products
United States	634	684	1,289	1,364
Non-U.S.	151	169	315	268
Corporate and Financing	71	64	150	128

Geographic Sales and Other Operating Revenue
(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	36,895	31,335	67,551	62,626
Non-U.S.	53,091	49,460	102,846	101,813
Total	89,986	80,795	170,397	164,439

Significant Non-U.S. revenue sources include: (1)
Canada	8,126	6,825	15,182	13,546
United Kingdom	5,036	5,242	10,196	12,253
Singapore	3,985	3,758	8,003	7,489
France	3,512	3,494	6,985	6,978
Australia	2,450	2,392	4,875	4,820
Germany	2,448	2,256	4,795	4,549
Belgium	2,302	2,410	4,709	5,059

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

Sales and other operating revenue (millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue from contracts with customers	64,181	63,322	122,600	127,626
Revenue outside the scope of ASC 606	25,805	17,473	47,797	36,813
Total	89,986	80,795	170,397	164,439

Note 9. Divestment Activities
Through June 30, 2024, the Corporation realized proceeds of approximately $1.6 billion and net after-tax earnings of $0.4 billion from its divestment activities. This included the sale of the Santa Ynez Unit and associated facilities in California, certain conventional and unconventional assets in the United States, as well as other smaller divestments.
In 2023, the Corporation realized proceeds of approximately $4.1 billion and recognized net after-tax earnings of approximately $0.6 billion from its divestment activities. This included the sale of the Aera Energy joint venture, Esso Thailand Ltd., the Billings Refinery, certain unconventional assets in the United States, as well as other smaller divestments.
In February 2022, the Corporation signed an agreement with Seplat Energy Offshore Limited for the sale of Mobil Producing Nigeria Unlimited. The agreement is subject to certain conditions precedent and government approvals. In mid-2022, a Nigerian court issued an order to halt transition activities and enter into arbitration with the Nigerian National Petroleum Company. In June 2024, the court order was lifted and arbitration suspended. The closing date and any loss on sale will depend on resolution of the conditions precedent and government approvals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Second quarter crude prices were essentially unchanged versus the first quarter, near the middle of the 10-year historical range (2010-2019), as the market remains relatively balanced. Natural gas prices declined due to lower demand from milder weather, though remained toward the middle of the 10-year range. Industry refining margins declined from the top of the 10-year range to the lower half of the range, as increased supply more than met record global demand in the second quarter. Chemical margins showed a slight improvement compared to the first quarter of 2024, although margins remained at bottom-of-cycle conditions and well below the 10-year range, as capacity additions outpaced demand growth.

Recent Mergers and Acquisitions
On May 3, 2024, ExxonMobil acquired Pioneer Natural Resources Company (Pioneer), an independent oil and gas exploration and production company. See "Note 2. Pioneer Natural Resources Merger" of the Condensed Consolidated Financial Statements for additional information.

Selected Earnings Factor Definitions
The updated earnings factors introduced in the first quarter 2024 provide additional visibility into drivers of our business results. The company evaluates these factors periodically to determine if any enhancements may provide helpful insights to the market. Listed below are descriptions of the earnings factors:
Advantaged Volume Growth. Earnings impacts from change in volume/mix from advantaged assets, strategic projects, and high-value products.
•Advantaged Assets (Advantaged growth projects). Includes Permian (heritage Permian (1) and Pioneer), Guyana, Brazil, and LNG.
•Strategic Projects. Includes (i) the following completed projects: Rotterdam Hydrocracker, Corpus Christi Chemical Complex, Baton Rouge Polypropylene, Beaumont Crude Expansion, Baytown Chemical Expansion, Permian Crude Venture, and the 2022 Baytown advanced recycling facility; and (ii) the following projects still to be completed: Fawley Hydrofiner, China Chemical Complex, Singapore Resid Upgrade, Strathcona Renewable Diesel, ProxximaTM Venture, USGC Reconfiguration, additional advanced recycling projects under evaluation worldwide, and additional projects in plan yet to be publicly announced.
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
Structural Cost Savings. After-tax earnings effect of Structural Cost Savings as defined on page 21, including cash operating expenses related to divestments that were previously in the "volume/mix" factor.
Expenses. Includes all expenses otherwise not included in other earnings factors.
Timing Effects. Timing effects are primarily related to unsettled derivatives (mark-to-market) and other earnings impacts driven by timing differences between the settlement of derivatives and their offsetting physical commodity realizations (due to LIFO inventory accounting).

(1) Heritage Permian basin assets exclude assets acquired as part of the acquisition of Pioneer that closed May 3, 2024.

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

Three Months Ended June 30, 2024	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	2,430	4,644	450	496	526	253	447	304	(310)	9,240
Identified Items
Total Identified Items	—	—	—	—	—	—	—	—	—	—
Earnings (loss) excluding Identified Items (Non-GAAP)	2,430	4,644	450	496	526	253	447	304	(310)	9,240

Three Months Ended June 30, 2023	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	920	3,657	1,528	782	486	342	373	298	(506)	7,880
Identified Items
Tax-related items	—	(12)	—	18	—	—	—	—	—	6
Earnings (loss) excluding Identified Items (Non-GAAP)	920	3,669	1,528	764	486	342	373	298	(506)	7,874

Six Months Ended June 30, 2024	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	3,484	9,250	1,286	1,036	1,030	534	851	661	(672)	17,460
Identified Items
Total Identified Items	—	—	—	—	—	—	—	—	—	—
Earnings (loss) excluding Identified Items (Non-GAAP)	3,484	9,250	1,286	1,036	1,030	534	851	661	(672)	17,460

Six Months Ended June 30, 2023	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	2,552	8,482	3,438	3,055	810	389	824	621	(861)	19,310
Identified Items
Tax-related items	—	(170)	—	(12)	—	—	—	—	—	(182)
Earnings (loss) excluding Identified Items (Non-GAAP)	2,552	8,652	3,438	3,067	810	389	824	621	(861)	19,492
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

Structural Cost Savings
Structural Cost Savings describes decreases in cash opex excluding energy and production taxes as a result of operational efficiencies, workforce reductions, divestment-related reductions, and other cost-savings measures that are expected to be sustainable compared to 2019 levels. Relative to 2019, estimated cumulative Structural Cost Savings totaled $10.7 billion, which included an additional $1.0 billion in the first six months of 2024. The total change between periods in expenses below will reflect both Structural Cost Savings and other changes in spend, including market factors, such as inflation and foreign exchange impacts, as well as changes in activity levels and costs associated with new operations, mergers and acquisitions, new business venture development, and early-stage projects. Estimates of cumulative annual structural savings may be revised depending on whether cost reductions realized in prior periods are determined to be sustainable compared to 2019 levels. Structural Cost Savings are stewarded internally to support management's oversight of spending over time. This measure is useful for investors to understand the Corporation's efforts to optimize spending through disciplined expense management.

Dollars in billions (unless otherwise noted)	Twelve Months Ended December 31,		Six Months Ended June 30,
	2019	2023	2023	2024
Components of Operating Costs
From ExxonMobil’s Consolidated Statement of Income (U.S. GAAP)
Production and manufacturing expenses	36.8	36.9	18.3	18.9
Selling, general and administrative expenses	11.4	9.9	4.8	5.1
Depreciation and depletion (includes impairments)	19.0	20.6	8.5	10.6
Exploration expenses, including dry holes	1.3	0.8	0.3	0.3
Non-service pension and postretirement benefit expense	1.2	0.7	0.3	0.1
Subtotal	69.7	68.9	32.2	34.9
ExxonMobil’s share of equity company expenses (non-GAAP)	9.1	10.5	5.0	4.7
Total Adjusted Operating Costs (non-GAAP)	78.8	79.4	37.2	39.6

Total Adjusted Operating Costs (non-GAAP)	78.8	79.4	37.2	39.6
Less:
Depreciation and depletion (includes impairments)	19.0	20.6	8.5	10.6
Non-service pension and postretirement benefit expense	1.2	0.7	0.3	0.1
Other adjustments (includes equity company depreciation and depletion)	3.6	3.7	1.5	1.7
Total Cash Operating Expenses (Cash Opex) (non-GAAP)	55.0	54.4	26.9	27.2

Energy and production taxes (non-GAAP)	11.0	14.9	7.5	6.8
Total Cash Operating Expenses (Cash Opex) excluding Energy and Production Taxes (non-GAAP)	44.0	39.5	19.4	20.4

		Change vs 2019		Change vs 2023	Estimated Cumulative vs 2019
Total Cash Operating Expenses (Cash Opex) excluding Energy and Production Taxes (non-GAAP)		-4.5		+1.0

Market		+3.6		+0.2
Activity/Other		+1.6		+1.8
Structural Cost Savings		-9.7		-1.0	-10.7

Due to rounding, numbers presented may not add up precisely to the totals indicated.

REVIEW OF SECOND QUARTER 2024 RESULTS
ExxonMobil’s second quarter 2024 earnings were $9.2 billion, or $2.14 per share assuming dilution, compared with earnings of $7.9 billion a year earlier. The increase in earnings was mainly driven by improved realizations and increased volumes for advantaged Upstream investments in the Permian and Guyana, partially offset by weaker industry refining margins and higher scheduled maintenance. Capital and exploration expenditures were $7.0 billion, up $0.9 billion from second quarter 2023.

Earnings for the first six months of 2024 were $17.5 billion, or $4.20 per diluted share, compared with $19.3 billion a year earlier. Capital and exploration expenditures were $12.9 billion, up $0.3 billion from the first six months of 2023. The Corporation distributed $8.1 billion in dividends to shareholders and repurchased $8.3 billion of common stock.

UPSTREAM

Upstream Financial Results

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings (loss) (U.S. GAAP)
United States	2,430	920	3,484	2,552
Non-U.S.	4,644	3,657	9,250	8,482
Total	7,074	4,577	12,734	11,034

Identified Items (1)
United States	—	—	—	—
Non-U.S.	—	(12)	—	(170)
Total	—	(12)	—	(170)

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	2,430	920	3,484	2,552
Non-U.S.	4,644	3,669	9,250	8,652
Total	7,074	4,589	12,734	11,204

(1) Refer to page 20 for definition of Identified Items and earnings (loss) excluding Identified Items.

Upstream Second Quarter Earnings Factor Analysis
(millions of dollars)
Price – Price impacts increased earnings by $1,370 million, driven by an increase in liquids realizations, partly offset by a decrease in natural gas realizations.
Advantaged Volume Growth – Higher volumes from advantaged assets increased earnings by $1,250 million, driven by record production from Guyana, growth in heritage Permian (2), and the Pioneer acquisition.
Base Volume – Higher base volumes increased earnings by $30 million.
Structural Cost Savings – Increased earnings by $210 million.
Expenses – Higher expenses decreased earnings by $340 million, primarily from depreciation.
Other – All other items increased earnings by $130 million, driven by favorable impacts from divestments, partly offset by Pioneer-related transaction costs.
Timing Effects – Less favorable timing effects from derivatives mark-to-market impacts decreased earnings by $170 million.
Identified Items (1) – 2Q 2023 $(12) million loss driven by additional European taxes.
(1) Refer to page 20 for definition of Identified Items and earnings (loss) excluding Identified Items.
(2) Heritage Permian basin assets exclude assets acquired as part of the acquisition of Pioneer that closed May 3, 2024.

Upstream Year-to-Date Earnings Factor Analysis
(millions of dollars)
Price – Price impacts increased earnings by $570 million, driven by an increase in average realizations for crude oil, partially offset by a decrease in average natural gas realizations.
Advantaged Volume Growth – Higher volumes from advantaged assets increased earnings by $1,680 million, driven by record production from Guyana, growth in heritage Permian (2), and the Pioneer acquisition.
Base Volume – Lower base volumes decreased earnings by $400 million, mainly driven by divestments and government-mandated curtailments.
Structural Cost Savings – Increased earnings by $320 million, due to operational efficiencies and divestments.
Expenses – Higher expenses decreased earnings by $510 million, primarily from depreciation.
Other – All other items, including costs related to the Pioneer transaction, decreased earnings by $340 million.
Timing Effects – Less unfavorable timing effects from derivatives mark-to-market impacts increased earnings by $210 million.
Identified Items (1) – 2023 $(170) million loss driven by additional European taxes.
(1) Refer to page 20 for definition of Identified Items and earnings (loss) excluding Identified Items.
(2) Heritage Permian basin assets exclude assets acquired as part of the acquisition of Pioneer that closed May 3, 2024.

Upstream Operational Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net production of crude oil, natural gas liquids, bitumen and synthetic oil (thousands of barrels daily)
United States	1,261	785	1,038	802
Canada/Other Americas	760	618	767	645
Europe	4	4	4	4
Africa	215	206	220	213
Asia	714	702	712	725
Australia/Oceania	30	38	30	35
Worldwide	2,984	2,353	2,771	2,424

Net natural gas production available for sale (millions of cubic feet daily)
United States	2,900	2,346	2,570	2,357
Canada/Other Americas	114	97	104	94
Europe	331	375	354	461
Africa	167	86	158	110
Asia	3,486	3,350	3,380	3,473
Australia/Oceania	1,245	1,275	1,236	1,276
Worldwide	8,243	7,529	7,802	7,771

Oil-equivalent production (1) (thousands of oil-equivalent barrels daily)	4,358	3,608	4,071	3,719

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

Upstream Additional Information

(thousands of barrels daily)	Three Months Ended June 30	Six Months Ended June 30
Volumes reconciliation (Oil-equivalent production) (1)
2023	3,608	3,719
Entitlements - Price / Spend / Other	2	(21)
Government Mandates	25	5
Divestments	(46)	(56)
Growth / Other	769	424
2024	4,358	4,071

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

2Q 2024 versus 2Q 2023
2Q 2024 production of 4.4 million oil-equivalent barrels per day increased 750 thousand oil-equivalent barrels per day from 2Q 2023, driven by the Pioneer acquisition and record production in Guyana and heritage Permian (1).

YTD 2024 versus YTD 2023
4.1 million oil-equivalent barrels per day in 2024 increased 352 thousand oil-equivalent barrels per day from 2023, driven by the Pioneer acquisition and record production in Guyana and heritage Permian (1).

(1) Heritage Permian basin assets exclude assets acquired as part of the acquisition of Pioneer that closed May 3, 2024.
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

ENERGY PRODUCTS

Energy Products Financial Results

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings (loss) (U.S. GAAP)
United States	450	1,528	1,286	3,438
Non-U.S.	496	782	1,036	3,055
Total	946	2,310	2,322	6,493

Identified Items (1)
United States	—	—	—	—
Non-U.S.	—	18	—	(12)
Total	—	18	—	(12)

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	450	1,528	1,286	3,438
Non-U.S.	496	764	1,036	3,067
Total	946	2,292	2,322	6,505

Energy Products Second Quarter Earnings Factor Analysis
(millions of dollars)
Margin – Margins decreased earnings by $860 million, driven by weaker industry refining margins.
Advantaged Volume Growth – Higher volumes from strategic projects increased earnings by $20 million.
Base Volume – Lower base volumes decreased earnings by $500 million, driven by higher scheduled maintenance and divestments.
Structural Cost Savings – Increased earnings by $180 million.
Expenses – Higher expenses decreased earnings by $260 million from higher planned maintenance and turnaround activity.
Other – All other items decreased earnings by $20 million.
Timing Effects – Favorable timing effects from derivatives mark-to-market impacts increased earnings by $90 million.
Identified Items (1) – 2Q 2023 $18 million gain related to European taxes.
(1) Refer to page 20 for definition of Identified Items and earnings (loss) excluding Identified Items.

Energy Products Year-to-Date Earnings Factor Analysis
(millions of dollars)
Margins – Margins decreased earnings by $2,880 million, driven by significantly weaker industry refining margins, which normalized from the historically high levels in early 2023.
Advantaged Volume Growth – Higher volumes from the Beaumont refinery expansion increased earnings by $130 million.
Base Volume – Lower base volumes from divestments and higher scheduled maintenance decreased earnings by $650 million.
Structural Cost Savings – Increased earnings by $320 million due primarily to divestments and maintenance related efficiencies.
Expenses – Higher expenses decreased earnings by $550 million, driven by increased turnaround and higher planned maintenance activity.
Other – All other items increased earnings by $20 million.
Timing Effects – Unfavorable timing effects mainly from derivatives mark-to-market impacts decreased earnings by $570 million.
Identified Items (1) – 2023 $(12) million loss from additional European taxes.
(1) Refer to page 20 for definition of Identified Items and earnings (loss) excluding Identified Items.

Energy Products Operational Results

(thousands of barrels daily)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Refinery throughput
United States	1,746	1,944	1,823	1,794
Canada	387	388	397	403
Europe	987	1,209	970	1,199
Asia Pacific	446	463	424	514
Other	174	169	177	176
Worldwide	3,740	4,173	3,791	4,086

Energy Products sales (1)
United States	2,639	2,743	2,607	2,601
Non-U.S.	2,681	2,916	2,669	2,867
Worldwide	5,320	5,658	5,276	5,469

Gasoline, naphthas	2,243	2,401	2,210	2,290
Heating oils, kerosene, diesel	1,718	1,842	1,730	1,806
Aviation fuels	344	344	342	328
Heavy fuels	181	228	197	221
Other energy products	834	844	797	823

(1) Data reported net of purchases/sales contracts with the same counterparty.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

CHEMICAL PRODUCTS

Chemical Products Financial Results

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings (loss) (U.S. GAAP)
United States	526	486	1,030	810
Non-U.S.	253	342	534	389
Total	779	828	1,564	1,199

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	526	486	1,030	810
Non-U.S.	253	342	534	389
Total	779	828	1,564	1,199

(1) Refer to page 20 for definition of Identified Items and earnings (loss) excluding Identified Items.

Chemical Products Second Quarter Earnings Factor Analysis
(millions of dollars)
Margin – Lower realizations, partially offset by lower energy costs, decreased earnings by $30 million.
Advantaged Volume Growth – High-value product sales growth increased earnings by $120 million.
Structural Cost Savings – Increased earnings by $40 million.
Expenses – Higher expenses, including increased project and maintenance costs, decreased earnings by $140 million.
Other – All other items decreased earnings by $40 million.

Chemical Products Year-to-Date Earnings Factor Analysis
(millions of dollars)
Margins – Despite weaker global industry margins, overall margins increased earnings by $100 million, driven by North American feed advantage, lower energy costs, and stronger high-value product margins.
Advantaged Volume Growth – Growth in high-value product sales increased earnings by $260 million.
Base Volume – Higher base volumes increased earnings by $120 million, driven by modest demand growth and lower turnaround impacts.
Structural Cost Savings – Increased earnings by $50 million, primarily from operational efficiencies.
Expenses – Higher growth projects spend and maintenance decreased earnings by $150 million.
Other – All other items decreased earnings by $20 million.

Chemical Products Operational Results

(thousands of metric tons)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Chemical Products sales (1)
United States	1,802	1,725	3,649	3,286
Non-U.S.	3,071	3,124	6,278	6,212
Worldwide	4,873	4,849	9,927	9,498

(1) Data reported net of purchases/sales contracts with the same counterparty.

SPECIALTY PRODUCTS

Specialty Products Financial Results

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings (loss) (U.S. GAAP)
United States	447	373	851	824
Non-U.S.	304	298	661	621
Total	751	671	1,512	1,445

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	447	373	851	824
Non-U.S.	304	298	661	621
Total	751	671	1,512	1,445

(1) Refer to page 20 for definition of Identified Items and earnings (loss) excluding Identified Items.

Specialty Products Second Quarter Earnings Factor Analysis
(millions of dollars)
Margin – Stronger finished lubes and basestocks margins increased earnings by $100 million.
Advantaged Volume – High-value products volume growth increased earnings by $30 million.
Structural Cost Savings – Increased earnings by $20 million.
Expenses – Higher expenses decreased earnings by $30 million.
Other – All other items decreased earnings by $40 million.

Specialty Products Year-to-Date Earnings Factor Analysis
(millions of dollars)
Margins – Stronger finished lubes margins increased earnings by $100 million, driven by technology-enabled feed optimization, partially offset by weaker industry basestocks margins.
Advantaged Volume Growth – Additional high-value product sales increased earnings by $20 million.
Base Volume – Higher basestocks sales increased earnings by $30 million.
Structural Cost Savings – Increased earnings by $50 million.
Expenses – Higher expenses, primarily related to new business development, decreased earnings by $80 million.
Other – All other items, primarily unfavorable foreign exchange impacts, decreased earnings by $50 million.

Specialty Products Operational Results

(thousands of metric tons)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Specialty Products sales (1)
United States	506	514	1,001	991
Non-U.S.	1,428	1,391	2,892	2,855
Worldwide	1,933	1,905	3,893	3,845

(1) Data reported net of purchases/sales contracts with the same counterparty.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

CORPORATE AND FINANCING

Corporate and Financing Financial Results

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings (loss) (U.S. GAAP)	(310)	(506)	(672)	(861)
Earnings (loss) excluding Identified Items (1) (Non-GAAP)	(310)	(506)	(672)	(861)

(1) Refer to page 20 for definition of Identified Items and earnings (loss) excluding Identified Items.
Corporate and Financing expenses were $310 million for the second quarter of 2024, $196 million lower than the second quarter of 2023, mainly due to lower financing costs.
Corporate and Financing expenses were $672 million for the first six months of 2024, $189 million lower than 2023, mainly due to lower financing costs, partially offset by Pioneer-related costs.

LIQUIDITY AND CAPITAL RESOURCES

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net cash provided by/(used in)
Operating activities			25,224	25,724
Investing activities			(9,446)	(9,281)
Financing activities			(20,540)	(16,683)
Effect of exchange rate changes			(318)	132
Increase/(decrease) in cash and cash equivalents			(5,080)	(108)

Cash and cash equivalents (at end of period)			26,488	29,557

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	10,560	9,383	25,224	25,724
Proceeds associated with sales of subsidiaries, property, plant & equipment, and sales and returns of investments	926	1,287	1,629	2,141
Cash flow from operations and asset sales (Non-GAAP)	11,486	10,670	26,853	27,865

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.
Cash flow from operations and asset sales in the second quarter of 2024 was $11.5 billion, an increase of $0.8 billion from the comparable 2023 period primarily reflecting higher earnings.
Cash provided by operating activities totaled $25.2 billion for the first six months of 2024, $0.5 billion lower than 2023. Net income including noncontrolling interests was $18.1 billion, a decrease of $1.9 billion from the prior year period. The adjustment for the noncash provision of $10.6 billion for depreciation and depletion was up $2.1 billion from 2023. Changes in operational working capital were a reduction of $2.6 billion during the period. All other items net decreased cash flows by $0.9 billion in 2024 versus a contribution of $1.1 billion in 2023. See the Condensed Consolidated Statement of Cash Flows for additional details.
Investing activities for the first six months of 2024 used net cash of $9.4 billion, an increase of $0.2 billion compared to the prior year. Spending for additions to property, plant and equipment of $11.3 billion was $0.5 billion higher than 2023. Proceeds from asset sales were $1.6 billion, a decrease of $0.5 billion compared to the prior year. Net investments and advances decreased $0.1 billion from $0.7 billion in 2023. Cash acquired from mergers and acquistions during the first six months of 2024 was $0.8 billion.
Net cash used in financing activities was $20.5 billion in the first six months of 2024, including $8.3 billion for the purchase of 72.1 million shares of ExxonMobil stock, as part of the previously announced buyback program, and $1.3 billion to repay Pioneer convertible debt. This compares to net cash used in financing activities of $16.7 billion in the prior year. Total debt at the end of the second quarter of 2024 was $43.2 billion compared to $41.6 billion at year-end 2023. The Corporation's debt to total capital ratio was 13.5 percent at the end of the second quarter of 2024 compared to 16.4 percent at year-end 2023. The net debt to capital ratio (1) was 5.7 percent at the end of the second quarter, an increase of 1.2 percentage points from year-end 2023. The Corporation's capital allocation priorities are investing in competitively advantaged, high-return projects; maintaining a strong balance sheet; and sharing our success with our shareholders through more consistent share repurchases and a growing dividend. The Corporation distributed a total of $8.1 billion to shareholders in the first six months of 2024 through dividends.
The Corporation has access to significant capacity of long-term and short-term liquidity. Internally generated funds are expected to cover the majority of financial requirements, supplemented by long-term and short-term debt. The Corporation had undrawn short-term committed lines of credit of $0.2 billion and undrawn long-term committed lines of credit of $1.8 billion as of second quarter 2024.
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
(1) Net debt is total debt of $43.2 billion less $26.5 billion of cash and cash equivalents excluding restricted cash . Net debt to capital ratio is net debt divided by net debt plus total equity of $276.3 billion. Total debt is the sum of notes and loans payable and long-term debt, as reported in the consolidated balance sheet.

Contractual Obligations
The Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. Through the second quarter of 2024, the Corporation entered into two long-term purchase agreements with an estimated total obligation of approximately $3.0 billion. The Corporation assumed take-or-pay obligations of $4.9 billion associated with the Pioneer acquisition that include long-term purchase, gathering, processing, and transportation commitments.

TAXES

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income taxes	4,094	3,503	7,897	8,463
Effective income tax rate	34%	33%	35%	34%
Total other taxes and duties (1)	7,531	8,328	14,691	16,423
Total	11,625	11,831	22,588	24,886

(1) Includes “Other taxes and duties” plus taxes that are included in “Production and manufacturing expenses” and “Selling, general and administrative expenses”.
Total taxes were $11.6 billion for the second quarter of 2024, a decrease of $0.2 billion from 2023. Income tax expense was $4.1 billion compared to $3.5 billion in the prior year. The effective income tax rate, which is calculated based on consolidated company income taxes and Exxonmobil's share of equity company income taxes, was 34 percent. This increased from the 33 percent rate in the prior year period due primarily to a change in mix of results in jurisdictions with varying tax rates. Total other taxes and duties decreased by $0.8 billion to $7.5 billion.
Total taxes were $22.6 billion for the first six months of 2024, a decrease of $2.3 billion from 2023. Income tax expense decreased by $0.6 billion to $7.9 billion reflecting lower refining margins. The effective income tax rate of 35 percent was up compared to the prior year period due primarily to a change in mix of results in jurisdictions with varying tax rates. Total other taxes and duties decreased by $1.7 billion to $14.7 billion.

CAPITAL AND EXPLORATION EXPENDITURES

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Upstream (including exploration expenses)	5,747	4,609	10,329	9,190
Energy Products	552	731	1,079	1,416
Chemical Products	502	659	935	1,490
Specialty Products	94	103	170	194
Other	144	64	365	256
Total	7,039	6,166	12,878	12,546
Capital and exploration expenditures in the second quarter of 2024 were $7.0 billion, up 14% from the second quarter of 2023.
Capital and exploration expenditures in the first six months of 2024 were $12.9 billion, up 3% from the first six months of 2023. The Corporation anticipates an investment level of approximately $28 billion in 2024. Actual spending could vary depending on the progress of individual projects and property acquisitions.

FORWARD-LOOKING STATEMENTS
Statements related to future events; projections; descriptions of strategic, operating, and financial plans and objectives; statements of future ambitions and plans; and other statements of future events or conditions, are forward-looking statements. Similarly, discussion of roadmaps or future plans related to carbon capture, transportation and storage, biofuel, hydrogen, ammonia, direct air capture, and other future plans to reduce emissions and emission intensity of ExxonMobil, its affiliates, and third parties, are dependent on future market factors, such as continued technological progress, policy support and timely rule-making and permitting, and represent forward-looking statements.
Actual future results, including financial and operating performance; potential earnings, cash flow, dividends or shareholder returns, including the timing and amounts of share repurchases; total capital expenditures and mix, including allocations of capital to low carbon investments; realization and maintenance of structural cost reductions and efficiency gains, including the ability to offset inflationary pressure; plans to reduce future emissions and emissions intensity, including ambitions to reach Scope 1 and Scope 2 net zero from operated assets by 2050, to reach Scope 1 and 2 net zero in heritage Upstream Permian Basin (1) unconventional operated assets by 2030 and in Pioneer assets by 2035, to eliminate routine flaring in-line with World Bank Zero Routine Flaring, and to reach near-zero methane emissions from operated assets and other methane initiatives; meeting ExxonMobil’s divestment and start-up plans, and associated project plans as well as technology advances, including the timing and outcome of projects to capture, transport and store CO2, produce hydrogen and ammonia, produce biofuels, produce lithium, create new advanced carbon materials, and use plastic waste as a feedstock for advanced recycling; timely granting of governmental permits and certifications; future debt levels and credit ratings; business and project plans, timing, costs, capacities and profitability; resource recoveries and production rates; and planned Denbury and Pioneer integrated benefits could differ materially due to a number of factors.
These include global or regional changes in the supply and demand for oil, natural gas, petrochemicals, and feedstocks and other market factors, economic conditions, and seasonal fluctuations that impact prices and differentials for our products; changes in law, regulations, taxes, trade sanctions, or policies, such as the development or changes in government policies supporting lower carbon and new market investment opportunities such as the U.S. Inflation Reduction Act and the ability for projects to qualify for the financial incentives available thereunder, the punitive European taxes on the oil and gas sector and unequal support for different technological methods of emissions reduction or evolving, ambiguous and unharmonized standards imposed by various jurisdictions related to sustainability and GHG reporting; variable impacts of trading activities on our margins and results each quarter; actions of competitors and commercial counterparties; the outcome of commercial negotiations, including final agreed terms and conditions; the ability to access debt markets on favorable terms or at all; the occurrence, pace, rate of recovery and effects of public health crises, including the response from governments; reservoir performance, including variability and timing factors applicable to unconventional resources and the success of new unconventional technologies; the level and outcome of exploration projects and decisions to invest in future reserves; timely completion of development and other construction projects; final management approval of future projects and any changes in the scope, terms, costs or assumptions of such projects as approved; the actions of government or other actors against our core business activities and acquisitions, divestitures or financing opportunities; war, civil unrest, attacks against the company or industry, and other geopolitical or security disturbances, including disruption of land or sea transportation routes; expropriations, seizure, or capacity, insurance, shipping or export limitations imposed by governments or laws; opportunities for potential acquisitions, investments or divestments and satisfaction of applicable conditions to closing, including timely regulatory approvals; the capture of efficiencies within and between business lines and the ability to maintain near-term cost reductions as ongoing efficiencies; unforeseen technical or operating difficulties and unplanned maintenance; the development and competitiveness of alternative energy and emission reduction technologies; the results of research programs and the ability to bring new technologies to commercial scale on a cost-competitive basis; and other factors discussed under "Item 1A. Risk Factors" of ExxonMobil’s 2023 Form 10-K.
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
Actions needed to advance ExxonMobil’s 2030 greenhouse gas emission-reductions plans are incorporated into its medium-term business plans, which are updated annually. The reference case for planning beyond 2030 is based on ExxonMobil’s Global Outlook (Outlook) research and publication. The Outlook is reflective of the existing global policy environment and an assumption of increasing policy stringency and technology improvement to 2050. Current trends for policy stringency and development of lower-emission solutions are not yet on a pathway to achieve net-zero by 2050. As such, the Outlook does not project the degree of required future policy and technology advancement and deployment for the world, or ExxonMobil, to meet net zero by 2050. As future policies and technology advancements emerge, they will be incorporated into the Outlook, and ExxonMobil’s business plans will be updated accordingly. References to projects or opportunities may not reflect investment decisions made by ExxonMobil or its affiliates. Individual projects or opportunities may advance based on a number of factors, including availability of supportive policy, permitting, technological advancement for cost-effective abatement, insights from the company planning process, and alignment with our partners and other stakeholders. Capital investment guidance in lower-emission investments is based on our corporate plan; however, actual investment levels will be subject to the availability of the opportunity set, public policy support, and focused on returns.
The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.
(1) Heritage Permian basin assets exclude assets acquired as part of the acquisition of Pioneer that closed May 3, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the six months ended June 30, 2024, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2023.
The impacts of price fluctuations on 2024 earnings have been revised to reflect the acquisition of Pioneer on an annualized basis. A $1 per barrel change in the weighted-average realized price of oil would have approximately a $650 million annual after-tax effect on Upstream consolidated plus equity company earnings, excluding the impact of derivatives. Similarly, a $0.10 per thousand cubic feet change in the worldwide average gas realization would have approximately a $155 million annual after-tax effect on Upstream consolidated plus equity company earnings, excluding the impact of derivatives.
Crude oil, natural gas, petroleum product, and chemical prices fluctuate in response to changing market forces. For any given period, the extent of actual benefit or detriment will be dependent on the price movements of individual types of crude oil, results of trading activities, taxes and other government take impacts, price adjustment lags in long-term gas contracts, and crude and gas production volumes. Accordingly, changes in benchmark prices for crude oil and natural gas only provide broad indicators of changes in the earnings experienced in any particular period.

ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of June 30, 2024. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
In the second quarter of 2024, ExxonMobil started the process of integrating Pioneer into its operations and internal control processes, resulting in some of Pioneer's historical internal controls being superseded by ExxonMobil's internal controls. This integration is expected to continue into 2025.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ExxonMobil has elected to use a $1 million threshold for disclosing environmental proceedings.
On March 9, 2022, XTO Energy, Inc. (XTO) received a Notice of Violation from the United States Environmental Protection Agency (EPA) against XTO regarding certain well pad production facility sites in Butler County, Pennsylvania. The letter did not quantify an associated civil penalty. The EPA alleged violations of certain federal New Source Performance Standards (NSPS) and Pennsylvania’s Title V operating permit regulations. The Department of Justice (DOJ) has proposed a consent decree but a civil action has not been filed. In May 2024, the DOJ demanded a penalty of approximately $5.0 million. XTO is continuing to assess the factual basis of the allegations and proposed penalty and strongly disagrees with the DOJ’s position.

As reported in the Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024, the State of Texas and the Corporation agreed to settle alleged violations of the Texas Clean Air Act at the Baytown Olefins Plant located in Baytown, Texas upon payment of $2.25 million to the State of Texas. Since then, the Travis County District Court for the State of Texas has approved and entered the settlement, and the Corporation has paid the agreed upon amounts in accordance with the terms therein.

Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for Quarter Ended June 30, 2024

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Billions of dollars) (3)
April 2024	13,990,682	$119.85	13,990,682	$12.9
May 2024	16,675,399	$116.52	16,008,411	$32.7
June 2024	14,580,263	$112.40	14,561,544	$31.0
Total	45,246,344	$116.26	44,560,637

(1) Includes shares withheld from participants in the company's incentive program for personal income taxes.
(2) Excludes 1% U.S. excise tax on stock repurchases.
(3) In its 2022 Corporate Plan Update released December 8, 2022, the Corporation stated that the company expanded its share repurchase program to up to $50 billion through 2024, including $15 billion of repurchases in 2022 and $17.5 billion in 2023. As stated in the 2023 Corporate Plan Update released December 6, 2023, the pace of the repurchase program increased to $20 billion annually through 2025 following the Pioneer transaction close. Purchases were made under terms intended to qualify for exemption under Rules 10b-18 and 10b5-1.

During the second quarter, the Corporation did not issue or sell any unregistered equity securities.

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
See Index to Exhibits of this report.

INDEX TO EXHIBITS

Exhibit	Description

10(iii)(b.4)	Pioneer Natural Resources Company Second Amended and Restated 2006 Long-Term Incentive Plan.*
31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.
31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Financial Officer.
31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer.
32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.
101	Interactive Data Files (formatted as Inline XBRL).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of the most recent Annual Report on Form 10-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION
Date: August 5, 2024	By:	/s/ LEN M. FOX
Len M. Fox
Vice President, Controller and Tax
(Principal Accounting Officer)