Form 10-Q
period 2024-09-30
EXXON MOBIL CORP
filed 2024-11-04
CIK 34088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2024
Common stock, without par value	4,395,094,536

EXXON MOBIL CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars, unless noted)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues and other income
Sales and other operating revenue	87,792	88,570	258,189	253,009
Income from equity affiliates	1,481	1,457	5,067	5,220
Other income	743	733	2,903	2,009
Total revenues and other income	90,016	90,760	266,159	260,238
Costs and other deductions
Crude oil and product purchases	51,261	53,076	153,061	146,677
Production and manufacturing expenses	9,881	8,696	28,776	26,992
Selling, general and administrative expenses	2,296	2,489	7,359	7,328
Depreciation and depletion (includes impairments)	6,258	4,415	16,857	12,901
Exploration expenses, including dry holes	339	338	640	612
Non-service pension and postretirement benefit expense	33	166	90	497
Interest expense	207	169	699	577
Other taxes and duties	6,715	7,712	19,617	22,496
Total costs and other deductions	76,990	77,061	227,099	218,080
Income (loss) before income taxes	13,026	13,699	39,060	42,158
Income tax expense (benefit)	4,055	4,353	11,952	12,816
Net income (loss) including noncontrolling interests	8,971	9,346	27,108	29,342
Net income (loss) attributable to noncontrolling interests	361	276	1,038	962
Net income (loss) attributable to ExxonMobil	8,610	9,070	26,070	28,380

Earnings (loss) per common share (dollars)	1.92	2.25	6.12	6.98

Earnings (loss) per common share - assuming dilution (dollars)	1.92	2.25	6.12	6.98

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) including noncontrolling interests	8,971	9,346	27,108	29,342

Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	1,315	(933)	(67)	(246)
Adjustment for foreign exchange translation (gain)/loss included in net income	—	549	—	549
Postretirement benefits reserves adjustment (excluding amortization)	(17)	11	(30)	47
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	16	6	42	19
Total other comprehensive income (loss)	1,314	(367)	(55)	369
Comprehensive income (loss) including noncontrolling interests	10,285	8,979	27,053	29,711
Comprehensive income (loss) attributable to noncontrolling interests	447	340	953	1,149
Comprehensive income (loss) attributable to ExxonMobil	9,838	8,639	26,100	28,562

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars, unless noted)	September 30, 2024	December 31, 2023

ASSETS
Current assets
Cash and cash equivalents	26,926	31,539
Cash and cash equivalents – restricted	46	29
Notes and accounts receivable – net	41,505	38,015
Inventories
Crude oil, products and merchandise	19,183	20,528
Materials and supplies	4,692	4,592
Other current assets	1,997	1,906
Total current assets	94,349	96,609
Investments, advances and long-term receivables	48,869	47,630
Property, plant and equipment – net	299,543	214,940
Other assets, including intangibles – net	19,155	17,138
Total Assets	461,916	376,317

LIABILITIES
Current liabilities
Notes and loans payable	5,632	4,090
Accounts payable and accrued liabilities	60,518	58,037
Income taxes payable	3,843	3,189
Total current liabilities	69,993	65,316
Long-term debt	36,918	37,483
Postretirement benefits reserves	10,677	10,496
Deferred income tax liabilities	40,281	24,452
Long-term obligations to equity companies	1,637	1,804
Other long-term obligations	26,010	24,228
Total Liabilities	185,516	163,779

Commitments and contingencies (Note 3)

EQUITY
Common stock without par value (9,000 million shares authorized, 8,019 million shares issued)	46,936	17,781
Earnings reinvested	467,664	453,927
Accumulated other comprehensive income	(11,959)	(11,989)
Common stock held in treasury (3,624 million shares at September 30, 2024 and 4,048 million shares at December 31, 2023)	(234,049)	(254,917)
ExxonMobil share of equity	268,592	204,802
Noncontrolling interests	7,808	7,736
Total Equity	276,400	212,538
Total Liabilities and Equity	461,916	376,317

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)	Nine Months Ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) including noncontrolling interests	27,108	29,342
Depreciation and depletion (includes impairments)	16,857	12,901
Changes in operational working capital, excluding cash and debt	(274)	(2,064)
All other items – net	(898)	1,508
Net cash provided by operating activities	42,793	41,687

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(17,469)	(15,691)
Proceeds from asset sales and returns of investments	1,756	3,058
Additional investments and advances	(1,038)	(1,141)
Other investing activities including collection of advances	311	214
Cash acquired from mergers and acquisitions	754	—
Net cash used in investing activities	(15,686)	(13,560)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	426	805
Reductions in long-term debt	(1,142)	(11)
Reductions in short-term debt	(3,835)	(222)
Additions/(reductions) in debt with three months or less maturity	(5)	(283)
Contingent consideration payments	(27)	(68)
Cash dividends to ExxonMobil shareholders	(12,333)	(11,102)
Cash dividends to noncontrolling interests	(580)	(511)
Changes in noncontrolling interests	(301)	(258)
Common stock acquired	(13,849)	(13,092)
Net cash used in financing activities	(31,646)	(24,742)

Effects of exchange rate changes on cash	(57)	(77)
Increase/(decrease) in cash and cash equivalents	(4,596)	3,308
Cash and cash equivalents at beginning of period	31,568	29,665
Cash and cash equivalents at end of period	26,972	32,973

SUPPLEMENTAL DISCLOSURES
Income taxes paid	11,194	11,627
Cash interest paid
Included in cash flows from operating activities	666	578
Capitalized, included in cash flows from investing activities	929	862
Total cash interest paid	1,595	1,440

Noncash right of use assets recorded in exchange for lease liabilities
Operating leases	1,556	1,421
Finance leases	66	438

Non-Cash Transaction: The Corporation acquired Pioneer Natural Resources in an all-stock transaction on May 3, 2024, having issued 545 million shares of ExxonMobil common stock having a fair value of $63 billion and assumed debt with a fair value of $5 billion. See Note 2 for additional information.

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ExxonMobil Share of Equity

(millions of dollars, unless noted)	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity

Balance as of June 30, 2023	16,029	444,731	(12,657)	(249,057)	199,046	7,951	206,997
Amortization of stock-based awards	138	—	—	—	138	—	138
Other	(2)	—	—	—	(2)	59	57
Net income (loss) for the period	—	9,070	—	—	9,070	276	9,346
Dividends - common shares	—	(3,663)	—	—	(3,663)	(218)	(3,881)
Other comprehensive income (loss)	—	—	(431)	—	(431)	64	(367)
Share repurchases, at cost	—	—	—	(4,456)	(4,456)	(302)	(4,758)
Dispositions	—	—	—	1	1	—	1
Balance as of September 30, 2023	16,165	450,138	(13,088)	(253,512)	199,703	7,830	207,533

Balance as of June 30, 2024	46,781	463,294	(13,187)	(228,483)	268,405	7,861	276,266
Amortization of stock-based awards	174	—	—	—	174	—	174
Other	(19)	—	—	—	(19)	(42)	(61)
Net income (loss) for the period	—	8,610	—	—	8,610	361	8,971
Dividends - common shares	—	(4,240)	—	—	(4,240)	(183)	(4,423)
Other comprehensive income (loss)	—	—	1,228	—	1,228	86	1,314
Share repurchases, at cost	—	—	—	(5,568)	(5,568)	(275)	(5,843)
Dispositions	—	—	—	2	2	—	2
Balance as of September 30, 2024	46,936	467,664	(11,959)	(234,049)	268,592	7,808	276,400

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023

Common Stock Share Activity (millions of shares)	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Balance as of June 30	8,019	(3,576)	4,443	8,019	(4,016)	4,003
Share repurchases, at cost	—	(48)	(48)	—	(40)	(40)
Dispositions	—	—	—	—	—	—
Balance as of September 30	8,019	(3,624)	4,395	8,019	(4,056)	3,963

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ExxonMobil Share of Equity

(millions of dollars, unless noted)	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity

Balance as of December 31, 2022	15,752	432,860	(13,270)	(240,293)	195,049	7,424	202,473
Amortization of stock-based awards	426	—	—	—	426	—	426
Other	(13)	—	—	—	(13)	70	57
Net income (loss) for the period	—	28,380	—	—	28,380	962	29,342
Dividends - common shares	—	(11,102)	—	—	(11,102)	(511)	(11,613)
Other comprehensive income (loss)	—	—	182	—	182	187	369
Share repurchases, at cost	—	—	—	(13,224)	(13,224)	(302)	(13,526)
Dispositions	—	—	—	5	5	—	5
Balance as of September 30, 2023	16,165	450,138	(13,088)	(253,512)	199,703	7,830	207,533

Balance as of December 31, 2023	17,781	453,927	(11,989)	(254,917)	204,802	7,736	212,538
Amortization of stock-based awards	549	—	—	—	549	—	549
Other	(143)	—	—	—	(143)	(26)	(169)
Net income (loss) for the period	—	26,070	—	—	26,070	1,038	27,108
Dividends - common shares	—	(12,333)	—	—	(12,333)	(580)	(12,913)
Other comprehensive income (loss)	—	—	30	—	30	(85)	(55)
Share repurchases, at cost	—	—	—	(13,856)	(13,856)	(275)	(14,131)
Issued for acquisitions	28,749	—	—	34,603	63,352	—	63,352
Dispositions	—	—	—	121	121	—	121
Balance as of September 30, 2024	46,936	467,664	(11,959)	(234,049)	268,592	7,808	276,400

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023

Common Stock Share Activity (millions of shares)	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Balance as of December 31	8,019	(4,048)	3,971	8,019	(3,937)	4,082
Share repurchases, at cost	—	(121)	(121)	—	(119)	(119)
Issued for acquisitions	—	545	545	—	—	—
Dispositions	—	—	—	—	—	—
Balance as of September 30	8,019	(3,624)	4,395	8,019	(4,056)	3,963

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

Actual and Pro Forma Impact of Merger
The following table presents revenues and earnings for Pioneer since the acquisition date (May 3, 2024), for the periods presented:

(millions of dollars)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Sales and other operating revenues	6,291	10,663
Net income (loss) attributable to ExxonMobil	615	1,013

The following table presents unaudited pro forma information for the Corporation as if the merger with Pioneer had occurred at the beginning of January 1, 2023:

Unaudited (millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales and other operating revenues	87,792	94,697	266,349	270,122

Net income (loss) attributable to ExxonMobil	8,610	10,049	26,866	30,712
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
Other Contingencies
The Corporation and certain of its consolidated subsidiaries were contingently liable at September 30, 2024, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. Where it is not possible to make a reasonable estimation of the maximum potential amount of future payments, future performance is expected to be either immaterial or have only a remote chance of occurrence.

	September 30, 2024

(millions of dollars)	Equity Company Obligations (1)	Other Third-Party Obligations	Total
Guarantees
Debt-related	1,092	138	1,230
Other	676	6,158	6,834
Total	1,768	6,296	8,064

(1) ExxonMobil share
Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition.

Note 4. Other Comprehensive Income Information

ExxonMobil Share of Accumulated Other Comprehensive Income (millions of dollars)	Cumulative Foreign Exchange Translation Adjustment	Postretirement Benefits Reserves Adjustment	Total
Balance as of December 31, 2022	(14,591)	1,321	(13,270)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	(241)	44	(197)
Amounts reclassified from accumulated other comprehensive income	367	12	379
Total change in accumulated other comprehensive income	126	56	182
Balance as of September 30, 2023	(14,465)	1,377	(13,088)

Balance as of December 31, 2023	(13,056)	1,067	(11,989)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	32	(34)	(2)
Amounts reclassified from accumulated other comprehensive income	—	32	32
Total change in accumulated other comprehensive income	32	(2)	30
Balance as of September 30, 2024	(13,024)	1,065	(11,959)

(1) Cumulative Foreign Exchange Translation Adjustment includes net investment hedge gain/(loss) net of taxes of $8 million and $25 million in 2024 and 2023, respectively.

Amounts Reclassified Out of Accumulated Other Comprehensive Income - Before-tax Income/(Expense) (millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foreign exchange translation gain/(loss) included in net income (Statement of Income line: Other income)	—	(549)	—	(549)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs
(Statement of Income line: Non-service pension and postretirement benefit expense)	(21)	(8)	(55)	(22)

Income Tax (Expense)/Credit For Components of Other Comprehensive Income (millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foreign exchange translation adjustment	90	83	84	216
Postretirement benefits reserves adjustment (excluding amortization)	30	(15)	24	16
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	(5)	(2)	(13)	(3)
Total	115	66	95	229

Note 5. Earnings Per Share

Earnings per common share	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to ExxonMobil (millions of dollars)	8,610	9,070	26,070	28,380
Weighted-average number of common shares outstanding (millions of shares) (1)	4,462	4,025	4,260	4,064
Earnings (loss) per common share (dollars) (2)	1.92	2.25	6.12	6.98
Dividends paid per common share (dollars)	0.95	0.91	2.85	2.73

(1) Includes restricted shares not vested as well as 545 million shares issued for the Pioneer merger on May 3, 2024.
(2) Earnings (loss) per common share and earnings (loss) per common share – assuming dilution are the same in each period shown.

Note 6. Pension and Other Postretirement Benefits

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Components of net benefit cost
Pension Benefits - U.S.
Service cost	135	111	365	353
Interest cost	168	169	504	500
Expected return on plan assets	(181)	(133)	(543)	(399)
Amortization of actuarial loss/(gain)	20	21	62	63
Amortization of prior service cost	(7)	(8)	(23)	(22)
Net pension enhancement and curtailment/settlement cost	13	8	30	23
Net benefit cost	148	168	395	518

Pension Benefits - Non-U.S.
Service cost	85	81	254	244
Interest cost	203	231	628	697
Expected return on plan assets	(235)	(172)	(726)	(518)
Amortization of actuarial loss/(gain)	25	15	74	43
Amortization of prior service cost	12	13	37	38
Net benefit cost	90	168	267	504

Other Postretirement Benefits
Service cost	22	20	59	60
Interest cost	62	67	187	206
Expected return on plan assets	(5)	(4)	(15)	(11)
Amortization of actuarial loss/(gain)	(26)	(30)	(78)	(91)
Amortization of prior service cost	(16)	(11)	(47)	(32)
Net benefit cost	37	42	106	132

Note 7. Financial Instruments and Derivatives
The estimated fair value of financial instruments and derivatives at September 30, 2024 and December 31, 2023, and the related hierarchy level for the fair value measurement was as follows:

	September 30, 2024

	Fair Value
(millions of dollars)	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	7,925	1,208	—	9,133	(8,118)	(295)	—	720
Advances to/receivables from equity companies (2)(6)	—	2,486	4,548	7,034	—	—	388	7,422
Other long-term financial assets (3)	1,436	—	1,548	2,984	—	—	212	3,196

Liabilities
Derivative liabilities (4)	7,689	1,247	—	8,936	(8,118)	(59)	—	759
Long-term debt (5)	30,386	1,688	—	32,074	—	—	2,691	34,765
Long-term obligations to equity companies (6)	—	—	1,700	1,700	—	—	(63)	1,637
Other long-term financial liabilities (7)	—	—	539	539	—	—	51	590

	December 31, 2023

	Fair Value
(millions of dollars)	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	4,544	1,731	—	6,275	(5,177)	(528)	—	570
Advances to/receivables from equity companies (2)(6)	—	2,517	4,491	7,008	—	—	519	7,527
Other long-term financial assets (3)	1,389	—	944	2,333	—	—	202	2,535

Liabilities
Derivative liabilities (4)	4,056	1,608	—	5,664	(5,177)	(40)	—	447
Long-term debt (5)	30,556	2,004	—	32,560	—	—	3,102	35,662
Long-term obligations to equity companies (6)	—	—	1,896	1,896	—	—	(92)	1,804
Other long-term financial liabilities (7)	—	—	697	697	—	—	45	742

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

At September 30, 2024 and December 31, 2023, respectively, the Corporation had $634 million and $800 million of collateral under master netting arrangements not offset against the derivatives on the Condensed Consolidated Balance Sheet, primarily related to initial margin requirements.
The Corporation may use non-derivative financial instruments, such as its foreign currency-denominated debt, as hedges of its net investments in certain foreign subsidiaries. Under this method, the change in the carrying value of the financial instruments due to foreign exchange fluctuations is reported in accumulated other comprehensive income. As of September 30, 2024, the Corporation has designated $3.4 billion of its Euro-denominated debt and related accrued interest as a net investment hedge of its European business. The net investment hedge is deemed to be perfectly effective.
The Corporation had undrawn short-term committed lines of credit of $237 million and undrawn long-term committed lines of credit of $1,613 million as of the end of third quarter 2024.
Derivative Instruments
The Corporation’s size, strong capital structure, geographic diversity, and the complementary nature of its business segments reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and to generate returns from trading. Commodity contracts held for trading purposes are presented in the Condensed Consolidated Statement of Income on a net basis in the line “Sales and other operating revenue" and in the Consolidated Statement of Cash Flows in “Cash Flows from Operating Activities”. The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of September 30, 2024 and December 31, 2023, or results of operations for the periods ended September 30, 2024 and 2023.
Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation maintains a system of controls that includes the authorization, reporting, and monitoring of derivative activity.
The net notional long/(short) position of derivative instruments at September 30, 2024 and December 31, 2023, was as follows:

(millions)	September 30, 2024	December 31, 2023
Crude oil (barrels)	7	(7)
Petroleum products (barrels)	(49)	(43)
Natural gas (MMBTUs)	(674)	(560)
Realized and unrealized gains/(losses) on derivative instruments that were recognized in the Condensed Consolidated Statement of Income are included in the following lines on a before-tax basis:

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales and other operating revenue	690	(1,049)	(205)	(66)
Crude oil and product purchases	(4)	34	(6)	14
Total	686	(1,015)	(211)	(52)

Note 8. Disclosures about Segments and Related Information

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings (Loss) After Income Tax
Upstream
United States	1,686	1,566	5,170	4,118
Non-U.S.	4,472	4,559	13,722	13,041
Energy Products
United States	517	1,356	1,803	4,794
Non-U.S.	792	1,086	1,828	4,141
Chemical Products
United States	367	338	1,397	1,148
Non-U.S.	526	(89)	1,060	300
Specialty Products
United States	375	326	1,226	1,150
Non-U.S.	419	293	1,080	914
Corporate and Financing	(544)	(365)	(1,216)	(1,226)
Corporate total	8,610	9,070	26,070	28,380

Sales and Other Operating Revenue
Upstream
United States	7,111	2,587	16,030	7,030
Non-U.S.	3,575	3,424	10,418	12,550
Energy Products
United States	25,536	27,251	76,754	78,303
Non-U.S.	40,983	45,295	123,406	124,216
Chemical Products
United States	2,200	1,924	6,607	5,945
Non-U.S.	3,709	3,557	10,975	10,927
Specialty Products
United States	1,455	1,503	4,462	4,613
Non-U.S.	3,198	2,998	9,463	9,382
Corporate and Financing	25	31	74	43
Corporate total	87,792	88,570	258,189	253,009

Intersegment Revenue
Upstream
United States	6,672	5,091	18,205	15,091
Non-U.S.	10,543	10,532	31,566	28,343
Energy Products
United States	5,500	6,724	18,595	17,249
Non-U.S.	6,556	7,286	19,703	21,243
Chemical Products
United States	1,864	2,231	5,679	6,103
Non-U.S.	1,104	976	3,127	2,730
Specialty Products
United States	545	594	1,834	1,958
Non-U.S.	145	142	460	410
Corporate and Financing	111	39	261	167

Geographic Sales and Other Operating Revenue
(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	36,302	33,265	103,853	95,891
Non-U.S.	51,490	55,305	154,336	157,118
Total	87,792	88,570	258,189	253,009

Significant Non-U.S. revenue sources include: (1)
Canada	7,777	8,314	22,958	21,860
United Kingdom	5,033	5,509	15,229	17,762
Singapore	4,157	3,880	12,159	11,369
France	3,574	4,017	10,559	10,995
Germany	2,465	2,468	7,260	7,016
Australia	2,365	2,448	7,239	7,269

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

Sales and other operating revenue (millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue from contracts with customers	63,594	68,533	186,194	196,159
Revenue outside the scope of ASC 606	24,198	20,037	71,995	56,850
Total	87,792	88,570	258,189	253,009

Note 9. Divestment Activities
Through September 30, 2024, the Corporation realized proceeds of approximately $1.8 billion and net after-tax earnings of $0.5 billion from its divestment activities. This included the sale of the Santa Ynez Unit and associated facilities in California, certain conventional and unconventional assets in the United States, as well as other smaller divestments.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
During the third quarter, crude prices remained in the middle of the 10-year historical range (2010-2019), though decreased slightly versus the second quarter, reflecting uncertainty in supply and demand balances. Natural gas prices strengthened during the quarter and moved toward the top half of the 10-year range, supported by summer demand in North America and supply concerns in Europe. Industry refining margins declined versus the second quarter, and moved to the low end of the 10-year range, as record global demand was more than met by additional supply. Chemical margins improved slightly compared to the second quarter due to lower North America feed costs, though remained well below the 10-year range, as industry bottom-of-cycle conditions continued driven by oversupply in Asia.

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
Advantaged Volume Growth. Represents earnings impacts from change in volume/mix from advantaged assets, strategic projects, and high-value products.
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
Base Volume. Represents all volume/mix factors not included in Advantaged Volume Growth defined above.
Structural Cost Savings. Represents after-tax earnings effects of Structural Cost Savings as defined on page 21, including cash operating expenses related to divestments that were previously in the "volume/mix" factor.
Expenses. Represents all expenses otherwise not included in other earnings factors.
Timing Effects. Represents timing effects that are primarily related to unsettled derivatives (mark-to-market) and other earnings impacts driven by timing differences between the settlement of derivatives and their offsetting physical commodity realizations (due to LIFO inventory accounting).

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

Three Months Ended September 30, 2024	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	1,686	4,472	517	792	367	526	375	419	(544)	8,610
Identified Items
Total Identified Items	—	—	—	—	—	—	—	—	—	—
Earnings (loss) excluding Identified Items (Non-GAAP)	1,686	4,472	517	792	367	526	375	419	(544)	8,610

Three Months Ended September 30, 2023	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	1,566	4,559	1,356	1,086	338	(89)	326	293	(365)	9,070
Identified Items
Tax-related items	—	(14)	—	(33)	—	—	—	—	—	(47)
Total Identified Items	—	(14)	—	(33)	—	—	—	—	—	(47)
Earnings (loss) excluding Identified Items (Non-GAAP)	1,566	4,573	1,356	1,119	338	(89)	326	293	(365)	9,117

Nine Months Ended September 30, 2024	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	5,170	13,722	1,803	1,828	1,397	1,060	1,226	1,080	(1,216)	26,070
Identified Items
Total Identified Items	—	—	—	—	—	—	—	—	—	—
Earnings (loss) excluding Identified Items (Non-GAAP)	5,170	13,722	1,803	1,828	1,397	1,060	1,226	1,080	(1,216)	26,070

Nine Months Ended September 30, 2023	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	4,118	13,041	4,794	4,141	1,148	300	1,150	914	(1,226)	28,380
Identified Items
Tax-related items	—	(184)	—	(45)	—	—	—	—	—	(229)
Total Identified Items	—	(184)	—	(45)	—	—	—	—	—	(229)
Earnings (loss) excluding Identified Items (Non-GAAP)	4,118	13,225	4,794	4,186	1,148	300	1,150	914	(1,226)	28,609
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

Structural Cost Savings
Structural Cost Savings describes decreases in cash opex excluding energy and production taxes as a result of operational efficiencies, workforce reductions, divestment-related reductions, and other cost-savings measures that are expected to be sustainable compared to 2019 levels. Relative to 2019, estimated cumulative Structural Cost Savings totaled $11.3 billion, which included an additional $1.6 billion in the first nine months of 2024. The total change between periods in expenses below will reflect both Structural Cost Savings and other changes in spend, including market factors, such as inflation and foreign exchange impacts, as well as changes in activity levels and costs associated with new operations, mergers and acquisitions, new business venture development, and early-stage projects. Estimates of cumulative annual structural savings may be revised depending on whether cost reductions realized in prior periods are determined to be sustainable compared to 2019 levels. Structural Cost Savings are stewarded internally to support management's oversight of spending over time. This measure is useful for investors to understand the Corporation's efforts to optimize spending through disciplined expense management.

Dollars in billions (unless otherwise noted)	Twelve Months Ended December 31,		Nine Months Ended September 30,
	2019	2023	2023	2024
Components of Operating Costs
From ExxonMobil’s Consolidated Statement of Income (U.S. GAAP)
Production and manufacturing expenses	36.8	36.9	27.0	28.8
Selling, general and administrative expenses	11.4	9.9	7.3	7.4
Depreciation and depletion (includes impairments)	19.0	20.6	12.9	16.9
Exploration expenses, including dry holes	1.3	0.8	0.6	0.6
Non-service pension and postretirement benefit expense	1.2	0.7	0.5	0.1
Subtotal	69.7	68.9	48.3	53.7
ExxonMobil’s share of equity company expenses (non-GAAP)	9.1	10.5	7.4	7.1
Total Adjusted Operating Costs (non-GAAP)	78.8	79.4	55.7	60.8

Total Adjusted Operating Costs (non-GAAP)	78.8	79.4	55.7	60.8
Less:
Depreciation and depletion (includes impairments)	19.0	20.6	12.9	16.9
Non-service pension and postretirement benefit expense	1.2	0.7	0.5	0.1
Other adjustments (includes equity company depreciation and depletion)	3.6	3.7	2.3	2.5
Total Cash Operating Expenses (Cash Opex) (non-GAAP)	55.0	54.4	40.0	41.3

Energy and production taxes (non-GAAP)	11.0	14.9	11.0	10.3
Total Cash Operating Expenses (Cash Opex) excluding Energy and Production Taxes (non-GAAP)	44.0	39.5	29.0	31.0

		Change vs 2019		Change vs 2023	Estimated Cumulative vs 2019
Total Cash Operating Expenses (Cash Opex) excluding Energy and Production Taxes (non-GAAP)		-4.5		+2.0

Market		+3.6		+0.4
Activity/Other		+1.6		+3.2
Structural Cost Savings		-9.7		-1.6	-11.3

Due to rounding, numbers presented may not add up precisely to the totals indicated.

REVIEW OF THIRD QUARTER 2024 RESULTS
ExxonMobil’s third quarter 2024 earnings were $8.6 billion, compared to $9.1 billion a year earlier. The decrease in earnings was mainly driven by weaker industry refining margins and higher Upstream depreciation, partially offset by favorable timing effects from derivatives mark-to-market impacts and increased volumes from advantaged Upstream investments in the Permian and Guyana. Capital and exploration expenditures were $7.2 billion, up $1.1 billion from third quarter 2023.

Earnings for the first nine months of 2024 were $26.1 billion, compared to $28.4 billion a year earlier. Capital and exploration expenditures were $20.0 billion, up $1.5 billion from the first nine months of 2023. The Corporation distributed $12.3 billion in dividends to shareholders and repurchased $13.8 billion of common stock.

UPSTREAM

Upstream Financial Results

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings (loss) (U.S. GAAP)
United States	1,686	1,566	5,170	4,118
Non-U.S.	4,472	4,559	13,722	13,041
Total	6,158	6,125	18,892	17,159

Identified Items (1)
United States	—	—	—	—
Non-U.S.	—	(14)	—	(184)
Total	—	(14)	—	(184)

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	1,686	1,566	5,170	4,118
Non-U.S.	4,472	4,573	13,722	13,225
Total	6,158	6,139	18,892	17,343

(1) Refer to page 20 for definition of Identified Items and earnings (loss) excluding Identified Items.

Upstream Third Quarter Earnings Factor Analysis
(millions of dollars)
Price – Price impacts decreased earnings by $620 million, driven by a decrease in liquids realizations, partly offset by an increase in natural gas realizations.
Advantaged Volume Growth – Higher volumes from advantaged assets increased earnings by $1,070 million, driven by record Permian production, including the Pioneer acquisition and growth in heritage Permian (2), and higher production in Guyana..
Base Volume – Base volumes increased earnings by $10 million.
Structural Cost Savings – Increased earnings by $230 million.
Expenses – Higher expenses decreased earnings by $500 million, primarily from depreciation.
Other – All other items decreased earnings by $200 million, mainly driven by unfavorable tax impacts.
Timing Effects – Less unfavorable timing effects from derivatives mark-to-market impacts increased earnings by $30 million.
Identified Items (1) – 3Q 2023 $(14) million loss driven by additional European taxes.
(1) Refer to page 20 for definition of Identified Items and earnings (loss) excluding Identified Items.
(2) Heritage Permian basin assets exclude assets acquired as part of the acquisition of Pioneer that closed May 3, 2024.

Upstream Year-to-Date Earnings Factor Analysis
(millions of dollars)
Price – Price impacts decreased earnings by $10 million, driven by lower natural gas realizations partially offset by higher liquids realizations.
Advantaged Volume Growth – Higher volumes from advantaged assets increased earnings by $2,750 million, driven by record Permian production, including the Pioneer acquisition and growth in heritage Permian (2), and record production in Guyana.
Base Volume – Lower base volumes decreased earnings by $440 million, mainly driven by divestments and government-mandated curtailments.
Structural Cost Savings – Increased earnings by $550 million, driven by operational efficiencies and divestments.
Expenses – Higher expenses decreased earnings by $1,000 million, primarily from increased depreciation.
Other – All other items, mainly unfavorable tax and forex impacts, and Pioneer-related transaction costs, decreased earnings by $530 million.
Timing Effects – Less unfavorable timing effects from derivatives mark-to-market impacts increased earnings by $230 million.
Identified Items (1) – 2023 $(184) million loss driven by additional European taxes.
(1) Refer to page 20 for definition of Identified Items and earnings (loss) excluding Identified Items.
(2) Heritage Permian basin assets exclude assets acquired as part of the acquisition of Pioneer that closed May 3, 2024.

Upstream Operational Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net production of crude oil, natural gas liquids, bitumen and synthetic oil (thousands of barrels daily)
United States	1,444	756	1,174	787
Canada/Other Americas	772	655	770	648
Europe	4	4	4	4
Africa	199	229	213	218
Asia	734	713	719	721
Australia/Oceania	34	40	31	37
Worldwide	3,187	2,397	2,911	2,415

Net natural gas production available for sale (millions of cubic feet daily)
United States	3,140	2,271	2,762	2,328
Canada/Other Americas	103	94	103	96
Europe	350	368	353	429
Africa	140	129	152	116
Asia	3,347	3,528	3,369	3,491
Australia/Oceania	1,289	1,358	1,254	1,303
Worldwide	8,369	7,748	7,993	7,763

Oil-equivalent production (1) (thousands of oil-equivalent barrels daily)	4,582	3,688	4,243	3,709

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

Upstream Additional Information

(thousands of barrels daily)	Three Months Ended September 30	Nine Months Ended September 30
Volumes reconciliation (Oil-equivalent production) (1)
2023	3,688	3,709
Entitlements - Net Interest	(20)	(7)
Entitlements - Price / Spend / Other	2	(13)
Government Mandates	14	8
Divestments	(55)	(57)
Growth / Other	952	603
2024	4,582	4,243

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

3Q 2024 versus 3Q 2023
3Q 2024 production of 4.6 million oil-equivalent barrels per day increased 894 thousand oil-equivalent barrels per day from 3Q 2023, driven by record Permian production, including the Pioneer acquisition and growth in heritage Permian (2), and higher production in Guyana.

YTD 2024 versus YTD 2023
4.2 million oil-equivalent barrels per day in 2024 increased 534 thousand oil-equivalent barrels per day from 2023, driven by record Permian production, including the Pioneer acquisition and growth in heritage Permian (2), and record production in Guyana.

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

ENERGY PRODUCTS

Energy Products Financial Results

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings (loss) (U.S. GAAP)
United States	517	1,356	1,803	4,794
Non-U.S.	792	1,086	1,828	4,141
Total	1,309	2,442	3,631	8,935

Identified Items (1)
United States	—	—	—	—
Non-U.S.	—	(33)	—	(45)
Total	—	(33)	—	(45)

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	517	1,356	1,803	4,794
Non-U.S.	792	1,119	1,828	4,186
Total	1,309	2,475	3,631	8,980

Due to rounding, numbers presented may not add up precisely to the totals indicated.

Energy Products Third Quarter Earnings Factor Analysis
(millions of dollars)
Margin – Margins decreased earnings by $2,400 million, driven by weaker industry refining margins.
Advantaged Volume Growth – Higher volumes from strategic projects increased earnings by $20 million.
Base Volume – Lower base volumes decreased earnings by $200 million, driven by divestments and the Joliet refinery weather event.
Structural Cost Savings – Increased earnings by $100 million.
Expenses – Higher expenses decreased earnings by $100 million.
Other – All other items increased earnings by $70 million.
Timing Effects – Favorable timing effects from derivatives mark-to-market impacts increased earnings by $1,340 million.
Identified Items (1) – 3Q 2023 $(33) million loss related to European taxes.
(1) Refer to page 20 for definition of Identified Items and earnings (loss) excluding Identified Items.

Energy Products Year-to-Date Earnings Factor Analysis
(millions of dollars)
Margins – Margins decreased earnings by $5,150 million, driven by significantly weaker industry refining margins, down from the historically high levels in 2023.
Advantaged Volume Growth – Higher volumes from the Beaumont refinery expansion increased earnings by $140 million.
Base Volume – Lower base volumes from divestments and higher scheduled maintenance decreased earnings by $990 million.
Structural Cost Savings – Increased earnings by $440 million due primarily to divestments and maintenance related efficiencies.
Expenses – Higher expenses decreased earnings by $630 million, driven by higher planned maintenance activity.
Other – All other items increased earnings by $70 million.
Timing Effects – Favorable timing effects from derivatives mark-to-market impacts, increased earnings by $770 million.
Identified Items (1) – 2023 $(45) million loss from additional European taxes.
(1) Refer to page 20 for definition of Identified Items and earnings (loss) excluding Identified Items.

Energy Products Operational Results

(thousands of barrels daily)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Refinery throughput
United States	1,855	1,868	1,834	1,819
Canada	389	415	395	407
Europe	1,135	1,251	1,026	1,217
Asia Pacific	449	517	432	515
Other	157	164	169	171
Worldwide	3,985	4,215	3,856	4,129

Energy Products sales (1)
United States	2,822	2,626	2,680	2,610
Non-U.S.	2,758	2,925	2,699	2,887
Worldwide	5,580	5,551	5,378	5,496

Gasoline, naphthas	2,281	2,316	2,234	2,299
Heating oils, kerosene, diesel	1,796	1,834	1,752	1,815
Aviation fuels	366	358	350	338
Heavy fuels	199	229	198	224
Other energy products	938	814	844	820

(1) Data reported net of purchases/sales contracts with the same counterparty.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

CHEMICAL PRODUCTS

Chemical Products Financial Results

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings (loss) (U.S. GAAP)
United States	367	338	1,397	1,148
Non-U.S.	526	(89)	1,060	300
Total	893	249	2,457	1,448

Identified Items (1)
United States	—	—	—	—
Non-U.S.	—	—	—	—
Total	—	—	—	—

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	367	338	1,397	1,148
Non-U.S.	526	(89)	1,060	300
Total	893	249	2,457	1,448

(1) Refer to page 20 for definition of Identified Items and earnings (loss) excluding Identified Items.

Chemical Products Third Quarter Earnings Factor Analysis
(millions of dollars)
Margin – Improved margins increased earnings by $770 million.
Advantaged Volume Growth – High-value product sales growth increased earnings by $70 million.
Base Volume – Lower base volumes from maintenance and product sales mix decreased earnings by $190 million.
Structural Cost Savings – Increased earnings by $30 million.
Expenses – Higher project spend and maintenance costs decreased earnings by $60 million.
Other – All other items increased earnings by $20 million.

Chemical Products Year-to-Date Earnings Factor Analysis
(millions of dollars)
Margins – Improved North American feed advantage and higher performance product margins increased earnings by $930 million.
Advantaged Volume Growth – Growth in high-value product sales increased earnings by $330 million.
Base Volume – Mix upgrade strategy resulted in less base volumes which decreased earnings by $120 million.
Structural Cost Savings – Increased earnings by $100 million, primarily from operational efficiencies.
Expenses – Higher spend on planned maintenance and strategic growth projects that start-up in 2025, decreased earnings by $230 million.

Chemical Products Operational Results

(thousands of metric tons)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Chemical Products sales (1)
United States	1,707	1,750	5,356	5,036
Non-U.S.	3,123	3,358	9,401	9,570
Worldwide	4,830	5,108	14,757	14,606

(1) Data reported net of purchases/sales contracts with the same counterparty.

SPECIALTY PRODUCTS

Specialty Products Financial Results

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings (loss) (U.S. GAAP)
United States	375	326	1,226	1,150
Non-U.S.	419	293	1,080	914
Total	794	619	2,306	2,064

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	375	326	1,226	1,150
Non-U.S.	419	293	1,080	914
Total	794	619	2,306	2,064

(1) Refer to page 20 for definition of Identified Items and earnings (loss) excluding Identified Items.

Specialty Products Third Quarter Earnings Factor Analysis
(millions of dollars)
Margin – Stronger basestocks and finished lubes margins increased earnings by $260 million.
Advantaged Volume – High-value products volume growth increased earnings by $20 million.
Base Volume – Base volumes were flat.
Structural Cost Savings – Increased earnings by $20 million.
Expenses – Higher expenses decreased earnings by $60 million.
Other – All other items decreased earnings by $70 million.

Specialty Products Year-to-Date Earnings Factor Analysis
(millions of dollars)
Margins – Stronger finished lubes margins and industry basestocks margins, increased earnings by $350 million.
Advantaged Volume Growth – Additional high-value product sales increased earnings by $50 million.
Base Volume – Increased earnings by $40 million.
Structural Cost Savings – Increased earnings by $80 million.
Expenses – Higher expenses including marketing activities and new business development, decreased earnings by $150 million.
Other – All other items, primarily unfavorable foreign exchange impacts, decreased earnings by $130 million.

Specialty Products Operational Results

(thousands of metric tons)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Specialty Products sales (1)
United States	488	498	1,489	1,489
Non-U.S.	1,471	1,414	4,363	4,268
Worldwide	1,959	1,912	5,852	5,758

(1) Data reported net of purchases/sales contracts with the same counterparty.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

CORPORATE AND FINANCING

Corporate and Financing Financial Results

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings (loss) (U.S. GAAP)	(544)	(365)	(1,216)	(1,226)
Earnings (loss) excluding Identified Items (1) (Non-GAAP)	(544)	(365)	(1,216)	(1,226)

(1) Refer to page 20 for definition of Identified Items and earnings (loss) excluding Identified Items.
Corporate and Financing expenses were $544 million for the third quarter of 2024, $179 million higher than the third quarter of 2023, mainly due to higher financing costs.
Corporate and Financing expenses were $1,216 million for the first nine months of 2024, $10 million lower than 2023.

LIQUIDITY AND CAPITAL RESOURCES

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net cash provided by/(used in)
Operating activities			42,793	41,687
Investing activities			(15,686)	(13,560)
Financing activities			(31,646)	(24,742)
Effect of exchange rate changes			(57)	(77)
Increase/(decrease) in cash and cash equivalents			(4,596)	3,308

Cash and cash equivalents (at end of period)			26,972	32,973

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	17,569	15,963	42,793	41,687
Proceeds associated with sales of subsidiaries, property, plant & equipment, and sales and returns of investments	127	917	1,756	3,058
Cash flow from operations and asset sales (Non-GAAP)	17,696	16,880	44,549	44,745

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.
Cash flow from operations and asset sales in the third quarter of 2024 was $17.7 billion, an increase of $0.8 billion from the comparable 2023 period primarily due to favorable working capital.
Cash provided by operating activities totaled $42.8 billion for the first nine months of 2024, $1.1 billion higher than 2023. Net income including noncontrolling interests was $27.1 billion, a decrease of $2.2 billion from the prior year period. The adjustment for the noncash provision of $16.9 billion for depreciation and depletion was up $4.0 billion from 2023. Changes in operational working capital were a reduction of $0.3 billion during the period. All other items net decreased cash flows by $0.9 billion in 2024 versus a contribution of $1.5 billion in 2023. See the Condensed Consolidated Statement of Cash Flows for additional details.
Investing activities for the first nine months of 2024 used net cash of $15.7 billion, an increase of $2.1 billion compared to the prior year. Spending for additions to property, plant and equipment of $17.5 billion was $1.8 billion higher than 2023. Proceeds from asset sales were $1.8 billion, a decrease of $1.3 billion compared to the prior year. Net investments and advances decreased $0.2 billion from $0.9 billion in 2023. Cash acquired from mergers and acquisitions during the first nine months of 2024 was $0.8 billion.
Net cash used in financing activities was $31.6 billion in the first nine months of 2024, including $13.8 billion for the purchase of 119.8 million shares of ExxonMobil stock, as part of the previously announced buyback program, and $1.3 billion to repay Pioneer convertible debt. This compares to net cash used in financing activities of $24.7 billion in the prior year. Total debt at the end of the third quarter of 2024 was $42.6 billion compared to $41.6 billion at year-end 2023. The Corporation's debt to total capital ratio was 13.3 percent at the end of the third quarter of 2024 compared to 16.4 percent at year-end 2023. The net debt to capital ratio (1) was 5.4 percent at the end of the third quarter, an increase of 0.9 percentage points from year-end 2023. The Corporation's capital allocation priorities are investing in competitively advantaged, high-return projects; maintaining a strong balance sheet; and sharing our success with our shareholders through more consistent share repurchases and a growing dividend. The Corporation distributed a total of $12.3 billion to shareholders in the first nine months of 2024 through dividends.
The Corporation has access to significant capacity of long-term and short-term liquidity. Internally generated funds are expected to cover the majority of financial requirements, supplemented by long-term and short-term debt. The Corporation had undrawn short-term committed lines of credit of $0.2 billion and undrawn long-term committed lines of credit of $1.6 billion as of the end of third quarter 2024.
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
(1) Net debt is total debt of $42.6 billion less $26.9 billion of cash and cash equivalents excluding restricted cash . Net debt to capital ratio is net debt divided by net debt plus total equity of $276.4 billion. Total debt is the sum of notes and loans payable and long-term debt, as reported in the consolidated balance sheet.

Contractual Obligations
The Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. Through the third quarter of 2024, the Corporation entered into two long-term purchase agreements with an estimated total obligation of approximately $3.0 billion. The Corporation assumed take-or-pay obligations of $4.9 billion associated with the Pioneer acquisition that include long-term purchase, gathering, processing, and transportation commitments.

TAXES

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income taxes	4,055	4,353	11,952	12,816
Effective income tax rate	35%	34%	35%	34%
Total other taxes and duties (1)	7,609	8,460	22,300	24,883
Total	11,664	12,813	34,252	37,699

(1) Includes “Other taxes and duties” plus taxes that are included in “Production and manufacturing expenses” and “Selling, general and administrative expenses”.
Total taxes were $11.7 billion for the third quarter of 2024, a decrease of $1.1 billion from 2023. Income tax expense was $4.1 billion compared to $4.4 billion in the prior year. The effective income tax rate, which is calculated based on consolidated company income taxes and ExxonMobil's share of equity company income taxes, was 35 percent. This increased from the 34 percent rate in the prior year period due primarily to a change in mix of results in jurisdictions with varying tax rates. Total other taxes and duties decreased by $0.9 billion to $7.6 billion.
Total taxes were $34.3 billion for the first nine months of 2024, a decrease of $3.4 billion from 2023. Income tax expense decreased by $0.9 billion to $12.0 billion reflecting lower commodity prices. The effective income tax rate of 35 percent was up compared to the prior year period due primarily to a change in mix of results in jurisdictions with varying tax rates. Total other taxes and duties decreased by $2.6 billion to $22.3 billion.

CAPITAL AND EXPLORATION EXPENDITURES

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Upstream (including exploration expenses)	5,748	4,801	16,077	13,991
Energy Products	581	647	1,660	2,063
Chemical Products	525	371	1,460	1,861
Specialty Products	93	111	263	305
Other	212	92	577	348
Total	7,159	6,022	20,037	18,568
Capital and exploration expenditures in the third quarter of 2024 were $7.2 billion, up $1.1 billion from the third quarter of 2023.
Capital and exploration expenditures in the first nine months of 2024 were $20.0 billion, up $1.5 billion from the first nine months of 2023. The Corporation anticipates an investment level of approximately $28 billion in 2024. Actual spending could vary depending on the progress of individual projects and property acquisitions.

FORWARD-LOOKING STATEMENTS
Statements related to future events; projections; descriptions of strategic, operating, and financial plans and objectives; statements of future ambitions and plans; and other statements of future events or conditions, are forward-looking statements. Similarly, discussion of future plans related to carbon capture, transportation and storage, biofuel, hydrogen, ammonia, lithium, direct air capture, and other future low carbon business plans to reduce emissions and emission intensity of ExxonMobil, its affiliates, and third parties, are dependent on future market factors, such as continued technological progress, policy support and timely rule-making and permitting, and represent forward-looking statements.
Actual future results, including financial and operating performance; potential earnings, cash flow, dividends or shareholder returns, including the timing and amounts of share repurchases; total capital expenditures and mix, including allocations of capital to low carbon investments; realization and maintenance of structural cost reductions and efficiency gains, including the ability to offset inflationary pressure; plans to reduce future emissions and emissions intensity, including ambitions to reach Scope 1 and Scope 2 net zero from operated assets by 2050, to reach Scope 1 and 2 net zero in heritage Upstream Permian Basin (1) unconventional operated assets by 2030 and in Pioneer assets by 2035, to eliminate routine flaring in-line with World Bank Zero Routine Flaring, and to reach near-zero methane emissions from operated assets and other methane initiatives; meeting ExxonMobil’s emission reduction ambitions and plans, divestment and start-up plans, and associated project plans as well as technology advances, including the timing and outcome of projects to capture, transport and store CO2, produce hydrogen and ammonia, produce biofuels, produce lithium, create new advanced carbon materials, and use plastic waste as a feedstock for advanced recycling; future debt levels and credit ratings; business and project plans, timing, costs, capacities and profitability; resource recoveries and production rates; and planned Denbury and Pioneer integrated benefits could differ materially due to a number of factors.
These include global or regional changes in the supply and demand for oil, natural gas, petrochemicals, and feedstocks and other market factors, economic conditions, and seasonal fluctuations that impact prices and differentials for our products; changes in law, regulations, taxes, trade sanctions, policies or timely granting of governmental permits and certifications, such as the development or changes in government policies supporting lower carbon and new market investment opportunities such as the U.S. Inflation Reduction Act and the ability for projects to qualify for the financial incentives available thereunder, the punitive European taxes on the oil and gas sector and unequal support for different technological methods of emissions reduction or evolving, ambiguous and unharmonized standards imposed by various jurisdictions related to sustainability and GHG reporting; variable impacts of trading activities on our margins and results each quarter; actions of competitors and commercial counterparties; the outcome of commercial negotiations, including final agreed terms and conditions; the ability to access debt markets on favorable terms or at all; the occurrence, pace, rate of recovery and effects of public health crises, including effects of government responses on people and economies; adoption of regulatory incentives consistent with law, such as the Inflation Reduction Act; reservoir performance, including variability and timing factors applicable to unconventional resources and the success of new unconventional technologies; the level and outcome of exploration projects and decisions to invest in future reserves; timely completion of development and other construction projects; final management approval of future projects and any changes in the scope, terms, costs or assumptions of such projects as approved; the actions of government or other actors against our core business activities and acquisitions, divestitures or financing opportunities; war, civil unrest, attacks against the company or industry, and other geopolitical or security disturbances, including disruption of land or sea transportation routes; expropriations, seizure, or capacity, insurance, shipping or export limitations imposed by governments or laws; changes in market strategy by national oil companies; opportunities for potential acquisitions, investments or divestments and satisfaction of applicable conditions to closing, including timely regulatory approvals; the capture of efficiencies within and between business lines and the ability to maintain near-term cost reductions as ongoing efficiencies; unforeseen technical or operating difficulties and unplanned maintenance; the development and competitiveness of alternative energy and emission reduction technologies; the results of research programs and the ability to bring new technologies to commercial scale on a cost-competitive basis; and other factors discussed under "Item 1A. Risk Factors" of ExxonMobil’s 2023 Form 10-K.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the nine months ended September 30, 2024, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2023.
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

ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of September 30, 2024. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
As reported in the Corporation’s Form 10-Q for the second quarter of 2024, XTO Energy, Inc. (XTO) received a Notice of Violation from the United States Environmental Protection Agency (EPA) on March 9, 2022 regarding certain well pad production facility sites in Butler County, Pennsylvania, alleging violations of certain federal New Source Performance Standards (NSPS) and Pennsylvania’s Title V operating permit regulations. In October 2024, XTO entered into a consent decree to resolve these alleged violations upon payment of a $4.0 million penalty. On October 24, 2024, the Department of Justice (DOJ) filed the consent decree with the United States District Court for the Western District of Pennsylvania, which was published in the Federal Register on October 30, 2024, and will be open to public comment for 30 days before the District Court may approve it.

Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for Quarter Ended September 30, 2024

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Billions of dollars) (3)
July 2024	16,452,996	$115.18	16,452,996	$29.1
August 2024	16,178,185	$117.14	16,178,004	$27.2
September 2024	15,110,603	$114.02	15,109,901	$25.5
Total	47,741,784	$115.45	47,740,901

(1) Includes shares withheld from participants in the company's incentive program for personal income taxes.
(2) Excludes 1% U.S. excise tax on stock repurchases.
(3) In its 2022 Corporate Plan Update released December 8, 2022, the Corporation stated that the company expanded its share repurchase program to up to $50 billion through 2024, including $15 billion of repurchases in 2022 and $17.5 billion in 2023. As stated in the 2023 Corporate Plan Update released December 6, 2023, the pace of the repurchase program increased to $20 billion annually through 2025 following the Pioneer transaction close, and is expected to total just over $19 billion in 2024. Purchases were made under terms intended to qualify for exemption under Rules 10b-18 and 10b5-1.

During the third quarter, the Corporation did not issue or sell any unregistered equity securities.

ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
See Index to Exhibits of this report.

INDEX TO EXHIBITS

Exhibit	Description

10(iii)(f.4)	Standing resolution for non-employee director cash fees dated March 1, 2020, as amended effective July 29, 2024.*
31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.
31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Financial Officer.
31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer.
32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.
101	Interactive Data Files (formatted as Inline XBRL).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of the most recent Annual Report on Form 10-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION
Date: November 4, 2024	By:	/s/ LEN M. FOX
Len M. Fox
Vice President, Controller and Tax
(Principal Accounting Officer)