Form 10-K
period 2024-12-31
EXXON MOBIL CORP
filed 2025-02-19
CIK 34088

2024
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $115.12 on the New York Stock Exchange composite tape, was in excess of $511 billion.

Class	Outstanding as of January 31, 2025
Common stock, without par value	4,339,143,313
Documents Incorporated by Reference: Proxy Statement for the 2025 Annual Meeting of Shareholders (Part III)

PART I

ITEM 1. BUSINESS
Exxon Mobil Corporation was incorporated in the State of New Jersey in 1882. Divisions and affiliated companies of ExxonMobil operate or market products in the United States and most other countries of the world. Our principal business involves exploration for, and production of, crude oil and natural gas; manufacture, trade, transport and sale of crude oil, natural gas, petroleum products, petrochemicals, and a wide variety of specialty products; and pursuit of lower-emission and other new business opportunities, including carbon capture and storage, hydrogen, lower-emission fuels, ProxximaTM systems, carbon materials, and lithium. Affiliates of ExxonMobil conduct extensive research programs in support of these businesses.
Exxon Mobil Corporation's divisions and affiliates have many names, including ExxonMobil, Exxon, Esso, Mobil or XTO. For convenience and simplicity, in this report the terms ExxonMobil, Exxon, Esso, Mobil, and XTO, as well as terms like Corporation, Company, our, we, and its, are sometimes used as abbreviated references to specific affiliates or groups of affiliates. The precise meaning depends on the context in question.
On May 3, 2024, the Corporation acquired Pioneer Natural Resources Company (Pioneer), an independent oil and gas exploration and production company. With reference to the acquisition, we issued 545 million shares of ExxonMobil common stock having a fair value of $63 billion on the acquisition date, and assumed debt with a fair value of $5 billion. The acquisition transforms ExxonMobil’s upstream portfolio, creating an industry-leading, high-quality U.S. unconventional inventory position. For additional information, see Note 21 in the Financial Section of this report.
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
Operating data and industry segment information for the Corporation are contained in the Financial Section of this report under the following: “Management's Discussion and Analysis of Financial Condition and Results of Operations: Business Results” and Note 18. Information on oil and gas reserves is contained in the “Oil and Gas Reserves” part of the “Supplemental Information on Oil and Gas Exploration and Production Activities” portion of the Financial Section of this report.
ExxonMobil has a long-standing commitment to the development of proprietary technology. We have a wide array of research programs designed to meet the needs identified in each of our businesses. ExxonMobil held over 8 thousand active patents worldwide at the end of 2024. For technology licensed to third parties, revenues totaled approximately $102 million in 2024. Although technology is an important contributor to the overall operations and results of our Company, the profitability of each business segment is not dependent on any individual patent, trade secret, trademark, license, franchise, or concession.
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
With over 60 percent of our global employees from outside the U.S. and 160 nationalities represented across the Company, we encourage and respect diversity of thought, ideas, and perspective from our workforce. We are focused on building an engaged, global workforce; grounded in meritocracy, we strive to have every employee reach their potential over a long-term career by providing unrivaled opportunities for personal and professional growth through impactful work meeting society's essential needs.
The number of regular employees was 61 thousand, 62 thousand, and 62 thousand at years ended 2024, 2023, and 2022, respectively. Regular employees are defined as active executive, management, professional, technical, administrative, and wage employees who work full time or part time for the Corporation and are covered by the Corporation’s benefit plans and programs.
As discussed in Item 1A in this report, compliance with existing and potential future government regulations, including taxes, environmental regulations, and other government regulations and policies that directly or indirectly affect the production and sale of our products, may have material effects on the capital expenditures, earnings, and competitive position of ExxonMobil. For additional information on the Corporation's worldwide environmental expenditures, see “Management's Discussion and Analysis of Financial Condition and Results of Operations: Environmental Matters” in the Financial Section of this report.
Information concerning the source and availability of raw materials used in the Corporation’s business, the extent of seasonality in the business, the possibility of renegotiation of profits or termination of contracts at the election of governments, and risks attendant to foreign operations may be found in Item 1A and Item 2 in this report.
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

ITEM 1A. RISK FACTORS
ExxonMobil’s financial and operating results are subject to a variety of risks inherent in the global oil, gas, and petrochemical businesses and the pursuit of lower-emission and other new business opportunities. Many of these risk factors are not within the Company’s control and could adversely affect our business, our financial and operating results, or our financial condition. These risk factors include:
Supply and Demand
The oil, gas, and petrochemical businesses are fundamentally commodity businesses. This means ExxonMobil’s operations and earnings may be significantly affected by changes in oil, gas, and petrochemical prices and by changes in margins on refined products. Oil, gas, petrochemical, and product prices and margins in turn depend on local, regional, and global events or conditions that affect supply and demand for the relevant commodity or product. Any material decline in oil or natural gas prices could have a material adverse effect on the Company’s operations, financial condition, and proved reserves, especially in the Upstream segment. On the other hand, a material increase in oil or natural gas prices could have a material adverse effect on the Company’s operations, especially in the Energy Products, Chemical Products, and Specialty Products segments. Our pursuit of lower-emission and other new business opportunities, including carbon capture and storage, hydrogen, lower-emission fuels, ProxximaTM systems, carbon materials, and lithium also depends on the growth and development of markets for those products and services, including implementation of supportive and stable government policies and developments in technology to enable those products and services to be provided on a cost-effective basis at commercial scale. See “Climate Change and the Energy Transition” in this Item 1A.
Economic conditions. The demand for energy and petrochemicals is generally linked closely with broad-based economic activities and levels of prosperity. The occurrence of economic downturns, recessions or other periods of low or negative economic growth will typically have a direct adverse impact on our results. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, government regulation or austerity programs, national or regional trade tariffs, trade sanctions or trade controls, international monetary and currency exchange rate fluctuations, decoupling of economies, disruptions in trade alliances or military alliances, or a broader breakdown in global trade, security or public health issues and responses, can also impact the demand for energy and petrochemicals. Sovereign debt downgrades, defaults, extended government shutdowns, inability to access debt markets due to rating, banking, or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, de-dollarization in global trade or the growth or use of alternative common currencies, and other events or conditions that impair the functioning of financial markets and institutions also pose risks to ExxonMobil, including risks to the safety of our financial assets and to the ability of our partners and customers to fulfill their commitments to ExxonMobil. Our future business results, including cash flows and financing needs, may also be affected by the occurrence, severity, pace and rate of recovery of future public health epidemics or pandemics; the responsive actions taken by governments and others; and the resulting effects on regional and global markets and economies.
Other demand-related factors. Other factors that may affect the demand for oil, gas, petrochemicals or our other products, and therefore impact our results, include technological improvements in energy efficiency; seasonal weather patterns; increased competitiveness of, or government policy support for, alternative energy sources or potential substitutes for our products; changes in technology that alter fuel choices, such as technological advances in energy storage or other critical areas that make wind, solar, nuclear or other alternatives more competitive for power generation; changes in consumer preferences for our products, including consumer demand for alternative-fueled or electric transportation or alternatives to plastic products; and broad-based changes in personal income levels. See also “Climate Change and the Energy Transition” below.

Other supply-related factors. Commodity prices and margins also vary depending on a number of factors affecting supply. For example, increased supply from the development of new oil and gas supply sources and technologies to enhance recovery from existing sources tends to reduce commodity prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or petrochemical manufacturing capacity relative to demand tend to reduce margins on the affected products. World oil, gas, and petrochemical supply levels can also be affected by factors that reduce available supplies, such as the level of and adherence by participating countries to production quotas established by OPEC or OPEC+ and other agreements among sovereigns; government policies, including actions intended to reduce greenhouse gas emissions, that restrict oil and gas production or increase associated production, reporting or compliance costs; collective actions by non-governmental organizations and financial institutions to withhold funding or support from oil and gas producers; the occurrence of wars or hostile actions, including disruption of land or sea transportation routes; natural disasters; disruptions in competitors’ operations; and logistics constraints or unexpected unavailability of distribution channels that may disrupt supplies. Technological change can also alter the relative costs for competitors to find, produce and refine oil and gas, and to manufacture petrochemicals.
Other market factors. ExxonMobil’s business results are also exposed to potential negative impacts due to changes in interest rates, inflation, currency exchange rates, changes in usage of the U.S. dollar in global trade, and other local or regional market conditions. In addition to direct potential impacts on our costs and revenues, market factors such as rates of inflation may indirectly impact our results to the extent such factors reduce general rates of economic growth and therefore energy demand, as discussed under “Economic conditions”. Market factors may also result in losses from commodity derivatives and other instruments we use to hedge price exposures or for trading purposes. Additional information regarding the potential future impact of market factors on our businesses is included or incorporated by reference under Item 7A in this report.
Government and Political Factors
ExxonMobil’s results can be adversely affected by political or regulatory developments affecting our businesses or operations.
Access limitations. A number of countries limit access to their oil and gas resources, including by restricting leasing or permitting activities, or may place resources off-limits from development altogether. Restrictions on production of oil and gas could increase to the extent governments view such measures as a viable approach for pursuing national and global energy and climate policies. Restrictions on foreign investment in the oil and gas sector tend to increase in times of high commodity prices or when national governments may have less need for outside sources of private capital. Many countries also restrict the import or export of certain products based on point of origin and such restrictions may increase during periods of escalating geopolitical or trade tensions.
Restrictions on doing business. ExxonMobil is subject to laws and sanctions imposed by the United States and by other jurisdictions where we do business that may prohibit ExxonMobil or its affiliates from doing business in certain countries or with certain counterparties or restrict the kind of business that may be conducted, including acquiring and divesting certain assets or importing or exporting certain materials or products. Such restrictions may provide a competitive advantage to competitors who may not be subject to comparable restrictions.
Lack of legal certainty. Some countries in which we do business lack well-developed legal systems, lack political or governmental stability, have not yet adopted or may be unable to maintain clear regulatory frameworks, or may have evolving and unharmonized standards that vary or conflict across jurisdictions. Lack of legal certainty exposes us to increased risk of adverse or unpredictable actions by government officials, may reduce our ability to comply timely or cost-effectively with evolving standards or requirements, and also makes it more difficult for us to enforce our contracts. In some cases, these risks can be partially offset by agreements to arbitrate disputes in an international forum, but the adequacy of this remedy may still depend on the local legal system to enforce an award.
Regulatory and litigation risks. Even in countries with well-developed legal systems where ExxonMobil does business, we remain exposed to changes in law or interpretation of settled law, including changes that result from international treaties and accords or changes by local jurisdictions encroaching on national regulatory frameworks or global issues, and changes in policy that could adversely affect our results, such as:
•increases or changes in taxes, duties, or government royalty rates, including retroactive claims, punitive taxes on oil, gas and petrochemical operations, windfall profit taxes, or global minimum taxes;
•price controls;
•changes in environmental regulations or other laws that penalize us for past or current production of legal and/or permitted products and operations, increase our cost of operation or compliance or reduce or delay available business opportunities, including changes in laws affecting offshore drilling operations, standards to complete decommissioning, water use, production of our products, emissions, hydraulic fracturing, or production or use of new or recycled plastics, as well as laws and regulations affecting trading, carbon capture and storage, hydrogen, lower-emission fuels, ProxximaTM systems, carbon materials, or lithium;
•actions by policy-makers, regulators, or other actors to delay or deny necessary licenses and permits, restrict the availability of oil and gas leases or the transportation or export of our products, reduce or retract government incentives for emissions reductions, or otherwise require changes in the Company's business or strategy that could result in reduced returns;

•regulatory interpretations that exclude or disfavor our products under government policies or programs intended to support new or developing markets or technologies, or that otherwise are not technology-neutral;
•adoption of regulations mandating efficiency standards, emission standards, the use of alternative fuels or uncompetitive fuel components;
•use of regulatory or legal standards as a foreign policy tool;
•unstable policies impacting new or emerging markets;
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
We also may be adversely affected by the outcome of litigation or arbitration, especially in countries such as the United States in which very large and unpredictable punitive damage awards may occur; by government enforcement proceedings alleging non-compliance with applicable laws or regulations; or by state and local government actors as well as private plaintiffs acting in parallel that attempt to use the legal system to promote public policy agendas (including seeking to reduce the production and sale of hydrocarbon products through litigation targeting the Company or other industry participants), gain political notoriety, or obtain monetary awards from the Company. The continued adoption of similar legal practices in the European Union or elsewhere would broaden this risk and has begun to be applied to some of our competitors in the European Union.
Security concerns. Successful operation of particular facilities or projects may be disrupted by civil unrest, acts of sabotage, piracy, or terrorism, cybersecurity attacks, the application of national security laws or policies that result in restricting our ability to do business in a particular jurisdiction, strikes or protests, and other local security concerns. Such concerns may be directed specifically at our company, our industry, or as part of broader movements and may require us to incur greater costs for security or to shut down operations for a period of time.
Climate Change and the Energy Transition
Net-zero scenarios. Driven by concern over the risks of climate change, a number of countries have adopted, or are considering the adoption of, regulatory frameworks to report on or reduce greenhouse gas emissions, including emissions from the production and use of oil and gas and their products, as well as increase the use of or support for different emission-reduction technologies. These actions are being taken both independently by national and regional governments and within the framework of United Nations Conference of the Parties summits under which many countries of the world have endorsed objectives to reduce the atmospheric concentration of carbon dioxide (CO2) over the coming decades, with an ambition ultimately to achieve “net zero”. Net zero means that emissions of greenhouse gases from human activities would be balanced by actions that remove such gases from the atmosphere. Expectations for transition of the world’s energy system to lower-emission sources, and ultimately net-zero, derive from hypothetical scenarios that reflect many assumptions about the future, including supportive policy and technology advancements, and reflect substantial uncertainties. The Company’s objective to play a leading role in the energy transition, including the Company’s announced ambition ultimately to achieve net zero with respect to Scope 1 and 2 emissions from operations with continued technology development and government policy support where ExxonMobil is the operator, carries risks that the transition, including underlying technologies, government policies, and markets as discussed in more detail below, will not be available or develop at the pace or in the manner expected by current net-zero scenarios. The success of our strategy for the energy transition will also depend on our ability to recognize key signposts of changes in the global energy system on a timely basis, and our corresponding ability to direct investment to the technologies and businesses, at the appropriate stage of development, to best capitalize on our competitive strengths.
Greenhouse gas restrictions. Government actions intended to reduce greenhouse gas emissions include adoption of cap and trade regimes, carbon taxes, carbon accounting, carbon-based import duties or other trade tariffs, minimum renewable usage requirements, restrictive permitting, increased mileage and other efficiency standards, mandates for sales of electric vehicles, restrictions on sales of gasoline-only vehicles, mandates for use of specific fuels or technologies, and other incentives or mandates designed to support certain technologies for transitioning to lower-emission energy sources. Political and other actors and their agents also increasingly seek to collectively advance climate change objectives indirectly, such as by seeking to reduce the availability or increase the cost of financing and investment in the oil and gas sector. These actions include delaying or blocking needed infrastructure, utilizing shareholder governance mechanisms against companies or their shareholders or financial institutions in an effort to deter investment in oil and gas activities, and taking other actions intended to promote changes in business strategy for oil and gas companies. Depending on how policies are formulated and applied, such policies could negatively affect our investment returns, make our hydrocarbon-based products more expensive or less competitive, lengthen project implementation times, and reduce demand for hydrocarbons, as well as shift hydrocarbon demand toward relatively lower-carbon alternatives. Current and pending greenhouse gas regulations or policies may also increase our compliance costs, such as for monitoring or sequestering emissions and complying with increased or mandatory disclosure or due diligence requirements and government mandated energy transition plans.
Technology and lower-emission solutions. Achieving societal ambitions to reduce greenhouse gas emissions and ultimately achieve net zero will require new technologies and added infrastructure to reduce the cost and increase the scalability of alternative energy sources, as well as technologies such as carbon capture and storage (CCS). CCS technologies, focused initially on capturing and sequestering CO2 emissions from high-carbon intensity industrial activities, can assist in meeting society’s objective to mitigate atmospheric greenhouse gas levels while also helping ensure the availability of the reliable and affordable energy the world requires. ExxonMobil has established a Low Carbon Solutions (LCS) business unit and is continuing efforts in our existing businesses to advance the development and deployment of these technologies and projects, including CCS, hydrogen, lower-emission fuels, and lithium, breakthrough energy efficiency processes, advanced energy-saving materials, and other technologies. The Company’s efforts include both in-house research and development as well as collaborative efforts with leading universities and with commercial partners involved in new energy technologies. Our future results and ability to grow our business, help others meet their emission-reduction goals, and succeed through the energy transition will depend in part on the success of these research and collaboration efforts and on our ability to adapt and apply the strengths of our current business model to providing the energy products of the future in a cost-competitive manner.
Policy and market development. The scale of the world’s energy system means that, in addition to developments in technology as discussed above, any successful energy transition will require appropriate support from governments and private participants throughout the global economy. Our ability to develop and deploy CCS and other new energy technologies at commercial scale, and the growth and future returns of LCS and other emerging businesses in which we invest, will depend in part on the continued development of stable and supportive government policies and markets. Failure or delay of these policies or markets to materialize or be maintained could adversely impact these investments. Policy and other actions that result in restricting the availability of hydrocarbon products without a commensurate reduction in demand may have unpredictable adverse effects, including increased commodity price volatility; periods of significantly higher commodity prices and resulting inflationary pressures; and local or regional energy shortages. Such effects in turn may depress economic growth or lead to rapid or conflicting shifts in policy by different actors, with resulting adverse effects on our businesses. In addition, the existence of supportive policies in any jurisdiction is not a guarantee that those policies will continue in the future. See also the discussion of “Supply and Demand,” “Government and Political Factors,” and “Operational and Other Factors” in this Item 1A.
Operational and Other Factors
In addition to external economic and political factors, our future business results also depend on our ability to successfully manage those factors that are, at least in part, within our control, including our capital allocation into existing and new businesses. The extent to which we manage these factors will impact our performance relative to competition. For projects in which we are not the operator, we depend on the management effectiveness of one or more co-venturers whom we do not control.
Exploration and development program. Our ability to maintain and grow our oil and gas production depends on the success of our exploration and development efforts. Among other factors, we must continuously improve our ability to identify the most promising resource prospects and apply our project management expertise to bring discovered resources online as scheduled and within budget.
Project and portfolio management. The long-term success of ExxonMobil’s Upstream and Product Solutions businesses, as well as the future success of LCS and other emerging investments, depends on complex, long-term, capital-intensive projects. These projects in turn require a high degree of project management expertise to maximize efficiency. Specific factors that can affect the performance of major projects include our ability to: negotiate successfully with joint venturers, partners, governments, suppliers, customers, or others; protect and enforce our contractual and legal rights, including with our joint venture partners; model and optimize reservoir performance; develop markets for project outputs, whether through long-term contracts or the development of effective spot markets; qualify for certain incentives available under supportive government policies for emerging markets and technologies; manage changes in operating conditions and costs, including costs of third party equipment or services such as drilling rigs and shipping, supply-chain disruptions, and inflationary cost pressures; prevent, to the extent possible, and respond effectively to unforeseen technical difficulties that could delay project start-up or cause unscheduled project downtime; and influence the performance of project operators where ExxonMobil does not perform that role. In addition to the effective management of individual projects, ExxonMobil’s success, including our ability to mitigate risk and provide attractive returns to shareholders, depends on our ability to successfully manage our overall portfolio, including diversification among types and locations of our projects, products produced, and strategies to acquire or divest assets. We may not be able to acquire or divest assets at a price or on the timeline we contemplate in our strategies. Additionally, we may retain certain liabilities following a divestment and could be held liable for past use or for different liabilities than anticipated, including reversion of decommissioning or other liabilities upon bankruptcy or other default of successors in title.
The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.
Operational efficiency. An important component of ExxonMobil’s competitive performance, especially given the commodity-based nature of many of our businesses, is our ability to operate efficiently, including our ability to manage expenses, improve production yields on an ongoing basis and successfully integrate and achieve the anticipated synergies of acquisitions, including the acquisition of Pioneer. This requires continuous management focus, including technology integration and improvements, cost control, productivity enhancements, harmonizing functions, policies, procedures and processes, regular reappraisal of our asset portfolio, and the recruitment, development, and retention of high caliber employees.
Research and development and technological change. To maintain our competitive position, especially in light of the technological nature of our businesses, the dynamic and rapidly evolving technological landscape, and the need for continuous efficiency improvement, ExxonMobil’s technology, research, and development organizations must be successful and able to adapt to a changing market, regulatory, and policy environment, including continuous improvement in the efficiency of hydraulic fracturing technology and developing technologies to help reduce greenhouse gas emissions. To remain competitive, we must also continuously adapt and capture the benefits of new and emerging technologies, including successfully applying advances in the ability to process very large amounts of data to our businesses.
Safety, business controls, and environmental risk management. Our results depend on management’s ability to minimize the inherent risks of oil, gas, and petrochemical operations, as well as potential risks related to new energy technologies, to effectively control our business activities, including trading, and to minimize the potential for human error. We apply rigorous management systems and continuous focus on workplace safety and avoiding spills or other adverse environmental events. For example, we work to minimize spills through a combined program of effective operations integrity management, ongoing upgrades, key equipment replacements, and comprehensive inspection and surveillance. Similarly, we are implementing cost-effective new technologies and adopting new operating practices to reduce emissions, not only in response to government requirements but also to address community priorities. We employ a robust and actively evolving enterprise risk management system to identify and manage risk across our businesses. We also maintain a disciplined framework of internal controls and apply a controls management system for monitoring compliance with this framework. Substantial liabilities and other adverse impacts could result if we do not timely identify and mitigate applicable risks, or if our management systems and controls do not function as intended.
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
Competition. As noted in Item 1 above, the energy and petrochemical industries are highly competitive. We face competition not only from other private firms, but also from state-owned companies that are increasingly competing for opportunities outside of their home countries and as partners with other private firms. In some cases, these state-owned companies may pursue opportunities in furtherance of strategic objectives of their government owners, with less focus on financial returns than companies owned by private shareholders, such as ExxonMobil. Technology and expertise provided by industry service companies may also enhance the competitiveness of firms that may not have the internal resources and capabilities of ExxonMobil or reduce the need for resource-owning countries to partner with private-sector oil and gas companies in order to monetize national resources. As described in more detail above, our hydrocarbon-based energy products are also subject to growing and, in many cases, government-supported competition from alternative energy sources. In addition, as we enter new markets in pursuit of lower-emission and other new business opportunities, we will need to compete effectively with established competitors in these markets, as well as with new market entrants seeking to capitalize on these opportunities, while successfully navigating changing market conditions or technologies.

Reputation. Our reputation is an important corporate asset. Factors that could have a negative impact on our reputation include an operating incident or significant cybersecurity disruption; changes in consumer views concerning our products; changes in consumer media preferences from traditional mainstream media to decentralized and personalized media; a perception by investors or others that the Corporation is making insufficient progress with respect to our ambition to play a leading role in the energy transition, or that pursuit of this ambition may result in allocation of capital to investments with reduced returns; and other adverse events such as those described in this Item 1A. Negative impacts on our reputation could in turn make it more difficult for us to compete successfully for new opportunities, obtain necessary regulatory approvals, obtain financing, and attract talent, or they could reduce consumer demand for our branded products. ExxonMobil’s reputation may also be harmed by events which negatively affect the image of our industry as a whole.
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
The Corporation’s cybersecurity program is managed by the Corporation’s Vice President of Information Technology (IT), with support from cross-functional teams led by ExxonMobil IT and operational technology (OT) cybersecurity operations managers (collectively, Cybersecurity Operations Managers). The Cybersecurity Operations Managers are responsible for the day-to-day management and effective functioning of the cybersecurity program, including the prevention, detection, investigation, and response to cybersecurity threats and incidents. The Cybersecurity Operations Managers collectively have many years of experience in cybersecurity operations.
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
The Corporation’s cybersecurity program includes multi-layered technological capabilities designed to prevent and detect cybersecurity disruptions and leverages industry standard frameworks, including the National Institute of Standards and Technology Cybersecurity Framework. The cybersecurity program incorporates an incident response plan to engage cross-functionally across the Corporation and report cybersecurity incidents to appropriate levels of management, including senior management, and the Audit Committee or Board of Directors, based on potential impact. The Corporation conducts annual cybersecurity awareness training and routinely tests cybersecurity awareness and business preparedness for response and recovery, which are developed based on real-world threats. In addition, the Corporation exchanges threat information with governmental and industry groups and proactively engages independent, third-party cybersecurity experts to test, evaluate, and recommend improvements on the effectiveness and resiliency of its cybersecurity program through penetration testing, breach assessments, regular cybersecurity incident drill testing, threat information sharing, and industry benchmarking. The Corporation takes a risk-based approach with respect to its third-party service providers, tailoring processes according to the nature and sensitivity of the data or systems accessed by such third-party service providers and performing additional risk screenings and procedures, as appropriate.
As of the date of this report, we have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected, or are reasonably likely to materially affect the Corporation, including our business strategy, results of operations, or financial condition.
While the Corporation believes its cybersecurity program to be appropriate for managing constantly evolving cybersecurity risks, no program can fully protect against all possible adverse events. For additional information on these risks and potential consequences if the measures we are taking prove to be insufficient or if our proprietary data is otherwise not protected, see "Item 1A. Risk Factors: Operational and Other Factors -- Cybersecurity” in this report.

ITEM 2. PROPERTIES
Information with regard to oil and gas producing activities follows:
1. Disclosure of Reserves
A. Summary of Oil and Gas Reserves at Year-End 2024
The table below summarizes the oil-equivalent proved reserves in each geographic area and by product type for consolidated subsidiaries and equity companies. Natural gas is converted to an oil-equivalent basis at six billion cubic feet per one million barrels. The Corporation has reported proved reserves on the basis of the average of the first-day-of-the-month price for each month during the last 12-month period. No major discovery or other favorable or adverse event has occurred since December 31, 2024 that would cause a significant change in the estimated proved reserves as of that date.

Proved Reserves	Crude Oil	Natural Gas Liquids	Bitumen	Synthetic Oil	Natural Gas	Oil-Equivalent Total All Products
	(million bbls)	(million bbls)	(million bbls)	(million bbls)	(billion cubic ft)	(million bbls)

Developed
Consolidated Subsidiaries
United States	1,874	1,179	—	—	11,671	4,998
Canada/Other Americas (1)	472	1	2,308	190	296	3,020
Europe	3	—	—	—	406	71
Africa	153	—	—	—	93	169
Asia	1,923	46	—	—	1,900	2,286
Australia/Oceania	33	7	—	—	3,204	574
Total Consolidated	4,458	1,233	2,308	190	17,570	11,118

Equity Companies
United States	6	3	—	—	47	17
Europe	2	—	—	—	262	45
Africa	7	—	—	—	816	143
Asia	452	117	—	—	4,242	1,276
Total Equity Company	467	120	—	—	5,367	1,481
Total Developed	4,925	1,353	2,308	190	22,937	12,599

Undeveloped
Consolidated Subsidiaries
United States	1,399	909	—	—	5,172	3,170
Canada/Other Americas (1)	646	—	121	106	245	914
Europe	—	—	—	—	—	—
Africa	38	—	—	—	2	38
Asia	1,186	22	—	—	640	1,315
Australia/Oceania	22	—	—	—	2,275	401
Total Consolidated	3,291	931	121	106	8,334	5,838

Equity Companies
United States	—	—	—	—	—	—
Europe	—	—	—	—	54	9
Africa	—	—	—	—	—	—
Asia	272	194	—	—	6,224	1,503
Total Equity Company	272	194	—	—	6,278	1,512
Total Undeveloped	3,563	1,125	121	106	14,612	7,350

Total Proved Reserves	8,488	2,478	2,429	296	37,549	19,949

(1) Other Americas includes proved developed reserves of 375 million barrels of crude oil and 176 billion cubic feet of natural gas, as well as proved undeveloped reserves of 633 million barrels of crude oil and 231 billion cubic feet of natural gas.

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
The estimation of proved reserves, which is based on the requirement of reasonable certainty, is an ongoing process based on rigorous technical evaluations, commercial and market assessments and detailed analysis of reservoir and well performance. Furthermore, the Corporation only records proved reserves for projects which have received significant funding commitments by management toward the development of the reserves. Although the Corporation is reasonably certain that proved reserves will be produced, the timing and amount recovered can be affected by a number of factors including completion of development projects, reservoir performance, regulatory approvals, government policies, consumer preferences, and significant changes in crude oil and natural gas price levels. In addition, proved reserves could be affected by an extended period of low prices which could reduce the level of the Corporation’s capital spending and also impact our partners’ capacity to fund their share of joint projects.

B. Technologies Used in Establishing Proved Reserves Additions in 2024
Additions to ExxonMobil’s proved reserves in 2024 were based on estimates generated through the integration of available and appropriate geological, engineering and production data, utilizing well-established technologies that have been demonstrated in the field to yield repeatable and consistent results.
Data used in these integrated assessments included information obtained directly from the subsurface via wellbores, such as well logs, reservoir core samples, fluid samples, static and dynamic pressure information, production test data, and surveillance and performance information. The data utilized also included subsurface information obtained through indirect measurements, including high-quality 3‑D and 4‑D seismic data, calibrated with available well control information. The tools used to interpret the data included seismic processing software, reservoir modeling and simulation software, and data analysis packages.
In some circumstances, where appropriate analog reservoirs were available, reservoir parameters from these analogs were used to increase the quality of and confidence in the reserves estimates.

C. Qualifications of Reserves Technical Oversight Group and Internal Controls over Proved Reserves
ExxonMobil has a dedicated Global Reserves and Resources group that provides technical oversight and is separate from the operating organization. Primary responsibilities of this group include oversight of the reserves estimation process for compliance with Securities and Exchange Commission (SEC) rules and regulations, review of annual changes in reserves estimates, and the reporting of ExxonMobil’s proved reserves. This group also maintains the official company reserves estimates for ExxonMobil’s proved reserves of crude oil, natural gas liquids, bitumen, synthetic oil, and natural gas. In addition, the group provides training to personnel involved in the reserves estimation and reporting process within ExxonMobil and its affiliates. The current Global Reserves and Resources Manager has more than 30 years of experience in reservoir engineering and reserves assessment, has a degree in Engineering, and serves on the Oil and Gas Reserves Committee of the Society of Petroleum Engineers. The group is staffed with individuals that have an average of more than 15 years of technical experience in the petroleum industry, including expertise in the classification and categorization of reserves under SEC guidelines. This group includes individuals who hold degrees in either Engineering or Geology.
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

2. Proved Undeveloped Reserves
At year-end 2024, approximately 7.4 billion oil-equivalent barrels (GOEB) of ExxonMobil’s proved reserves were classified as proved undeveloped. This represents 37 percent of the 19.9 GOEB reported in proved reserves. This compares to 6.3 GOEB of proved undeveloped reserves reported at the end of 2023. During the year, ExxonMobil conducted development activities that resulted in the transfer of approximately 1.1 GOEB from proved undeveloped to proved developed reserves by year-end. The largest transfers were related to development activities in the United States, Guyana, Kazakhstan, and the United Arab Emirates. In 2024, purchases of 0.4 GOEB in the United States and extensions and discoveries of 1.9 GOEB, primarily in the United States and Guyana, resulted in the addition of approximately 2.3 GOEB of proved undeveloped reserves. Also, the Corporation reclassified approximately 0.7 GOEB of proved undeveloped reserves, primarily in the United States, which was offset by upward revision of approximately 0.6 GOEB, primarily in the United Arab Emirates. This results in a net reclassification of approximately 0.1 GOEB of proved reserves which no longer met the SEC definition of proved reserves.
Overall, investments of $16.4 billion were made by the Corporation during 2024 to progress the development of reported proved undeveloped reserves, including $16.0 billion for oil and gas producing activities, along with additional investments for other non-oil and gas producing activities such as the construction of support infrastructure and other related facilities. These investments represented 75 percent of the $21.8 billion in total reported Upstream capital and exploration expenditures.
One of ExxonMobil’s requirements for reporting proved reserves is that management has made significant funding commitments toward the development of the reserves. ExxonMobil has a disciplined investment strategy and many major fields require long lead-time in order to be developed. Development projects typically take several years from the time of recording proved undeveloped reserves to the start of production and can exceed five years for large and complex projects. Proved undeveloped reserves in Australia, Kazakhstan, and the United Arab Emirates have remained undeveloped for five years or more primarily due to constraints on the capacity of infrastructure, as well as the time required to complete development for very large projects. The Corporation is reasonably certain that these proved reserves will be produced; however, the timing and amount recovered can be affected by a number of factors including completion of development projects, reservoir performance, regulatory approvals, government policies, consumer preferences, the pace of co-venturer/government funding, changes in the amount and timing of capital investments, and significant changes in crude oil and natural gas price levels. Of the proved undeveloped reserves that have been reported for five or more years, over 80 percent are contained in the aforementioned countries. In Australia, proved undeveloped reserves are associated with future compression for the Gorgon Jansz LNG project. In Kazakhstan, the proved undeveloped reserves are related to the remainder of the Tengizchevroil joint venture development that includes a production license in the Tengiz - Korolev field complex. The Tengizchevroil joint venture is producing, and proved undeveloped reserves will continue to move to proved developed as approved development phases progress. In the United Arab Emirates, proved undeveloped reserves are associated with an approved development plan and continued drilling investment for the producing Upper Zakum field.

3. Oil and Gas Production, Production Prices and Production Costs
A. Oil and Gas Production
The table below summarizes production by final product sold and by geographic area for the last three years.

(thousands of barrels daily)	2024		2023		2022
	Crude Oil	NGL	Crude Oil	NGL	Crude Oil	NGL
Crude oil and natural gas liquids production
Consolidated Subsidiaries
United States	862	383	556	238	523	211
Canada/Other Americas (1)	346	2	240	2	196	2
Europe	2	—	2	—	2	—
Africa	206	2	216	4	233	5
Asia	422	26	417	28	407	23
Australia/Oceania	20	10	24	12	27	16
Total Consolidated Subsidiaries	1,858	423	1,455	284	1,388	257

Equity Companies
United States	2	1	8	1	41	1
Europe	1	—	2	—	2	—
Africa	1	—	1	—	—	—
Asia	206	59	216	60	216	59
Total Equity Companies	210	60	227	61	259	60
Total crude oil and natural gas liquids production	2,068	483	1,682	345	1,647	317

Bitumen production
Consolidated Subsidiaries
Canada/Other Americas	374		355		327

Synthetic oil production
Consolidated Subsidiaries
Canada/Other Americas	62		67		63

Total liquids production	2,987		2,449		2,354

(millions of cubic feet daily)
Natural gas production available for sale
Consolidated Subsidiaries
United States	2,869		2,292		2,531
Canada/Other Americas (1)	101		96		148
Europe	252		266		306
Africa	45		35		64
Asia	907		915		779
Australia/Oceania	1,264		1,298		1,440
Total Consolidated Subsidiaries	5,438		4,902		5,268

Equity Companies
United States	18		19		20
Europe	100		148		361
Africa	107		90		7
Asia	2,415		2,575		2,639
Total Equity Companies	2,640		2,832		3,027
Total natural gas production available for sale	8,078		7,734		8,295

(thousands of oil-equivalent barrels daily)
Oil-equivalent production	4,333		3,738		3,737

(1) Other Americas includes crude oil production for 2024, 2023, and 2022 of 285 thousand, 178 thousand, and 120 thousand barrels daily, respectively; and natural gas production available for sale for 2024, 2023, and 2022 of 76 million, 67 million, and 45 million cubic feet daily, respectively.

B. Production Prices and Production Costs
The table below summarizes average production prices and average production costs by geographic area and by product type for the last three years.

(dollars per unit)	United States	Canada/ Other Americas	Europe	Africa	Asia	Australia/ Oceania	Total
2024
Consolidated Subsidiaries
Average production prices
Crude oil, per barrel	73.36	79.47	74.07	81.29	78.40	79.83	76.57
NGL, per barrel	23.08	30.43	63.29	50.51	32.34	38.74	24.32
Natural gas, per thousand cubic feet	0.37	1.72	10.56	2.25	2.55	8.47	3.13
Bitumen, per barrel	—	54.02	—	—	—	—	54.02
Synthetic oil, per barrel	—	74.16	—	—	—	—	74.16
Average production costs, per oil-equivalent barrel - total	10.89	16.20	25.18	21.85	5.31	6.92	11.70
Average production costs, per barrel - bitumen	—	21.16	—	—	—	—	21.16
Average production costs, per barrel - synthetic oil	—	44.44	—	—	—	—	44.44

Equity Companies
Average production prices
Crude oil, per barrel	73.91	—	76.34	73.99	73.17	—	73.21
NGL, per barrel	19.94	—	—	—	47.63	—	47.19
Natural gas, per thousand cubic feet	1.59	—	9.19	4.10	7.52	—	7.41
Average production costs, per oil-equivalent barrel - total	26.41	—	63.76	7.27	2.70	—	4.57

Total
Average production prices
Crude oil, per barrel	73.36	79.47	75.06	81.25	76.69	79.83	76.23
NGL, per barrel	23.07	30.43	63.29	50.51	43.01	38.74	27.16
Natural gas, per thousand cubic feet	0.37	1.72	10.17	3.55	6.17	8.47	4.53
Bitumen, per barrel	—	54.02	—	—	—	—	54.02
Synthetic oil, per barrel	—	74.16	—	—	—	—	74.16
Average production costs, per oil-equivalent barrel - total	10.94	16.20	36.41	20.68	3.93	6.92	10.53
Average production costs, per barrel - bitumen	—	21.16	—	—	—	—	21.16
Average production costs, per barrel - synthetic oil	—	44.44	—	—	—	—	44.44

2023
Consolidated Subsidiaries
Average production prices
Crude oil, per barrel	75.45	80.51	71.99	82.70	79.50	70.26	78.43
NGL, per barrel	23.88	24.44	64.10	44.72	29.81	34.35	25.12
Natural gas, per thousand cubic feet	1.16	2.57	13.64	2.04	2.40	9.31	4.26
Bitumen, per barrel	—	49.64	—	—	—	—	49.64
Synthetic oil, per barrel	—	77.56	—	—	—	—	77.56
Average production costs, per oil-equivalent barrel - total	9.70	19.94	36.37	20.70	5.26	5.55	12.05
Average production costs, per barrel - bitumen	—	23.80	—	—	—	—	23.80
Average production costs, per barrel - synthetic oil	—	45.91	—	—	—	—	45.91

Equity Companies
Average production prices
Crude oil, per barrel	75.48	—	77.82	71.92	74.59	—	74.63
NGL, per barrel	19.13	—	—	—	45.64	—	45.19
Natural gas, per thousand cubic feet	5.25	—	22.22	5.89	8.54	—	9.15
Average production costs, per oil-equivalent barrel - total	53.49	—	43.99	6.74	2.77	—	5.09

Total
Average production prices
Crude oil, per barrel	75.45	80.51	74.13	82.66	77.83	70.26	77.92
NGL, per barrel	23.86	24.44	64.10	44.72	40.59	34.35	28.66
Natural gas, per thousand cubic feet	1.19	2.57	16.71	4.81	6.93	9.31	6.05
Bitumen, per barrel	—	49.64	—	—	—	—	49.64
Synthetic oil, per barrel	—	77.56	—	—	—	—	77.56
Average production costs, per oil-equivalent barrel - total	10.15	19.94	39.09	19.79	3.91	5.55	10.63
Average production costs, per barrel - bitumen	—	23.80	—	—	—	—	23.80
Average production costs, per barrel - synthetic oil	—	45.91	—	—	—	—	45.91

(dollars per unit)	United States	Canada/ Other Americas	Europe	Africa	Asia	Australia/ Oceania	Total
2022
Consolidated Subsidiaries
Average production prices
Crude oil, per barrel	93.60	97.05	91.32	103.45	94.94	94.43	96.16
NGL, per barrel	38.54	45.22	71.43	57.83	35.77	46.91	39.37
Natural gas, per thousand cubic feet	5.37	4.40	21.17	2.57	2.60	11.47	7.48
Bitumen, per barrel	—	64.12	—	—	—	—	64.12
Synthetic oil, per barrel	—	96.08	—	—	—	—	96.08
Average production costs, per oil-equivalent barrel - total	9.40	24.63	23.77	21.68	7.31	4.97	13.09
Average production costs, per barrel - bitumen	—	29.90	—	—	—	—	29.90
Average production costs, per barrel - synthetic oil	—	51.52	—	—	—	—	51.52

Equity Companies
Average production prices
Crude oil, per barrel	94.58	—	90.91	60.00	94.32	—	94.32
NGL, per barrel	39.53	—	—	—	59.52	—	59.05
Natural gas, per thousand cubic feet	5.49	—	21.10	2.72	13.08	—	13.97
Average production costs, per oil-equivalent barrel - total	40.42	—	26.86	42.24	1.45	—	5.57

Total
Average production prices
Crude oil, per barrel	93.67	97.05	91.15	103.42	94.73	94.43	95.88
NGL, per barrel	38.55	45.22	71.43	57.83	52.85	46.91	43.09
Natural gas, per thousand cubic feet	5.37	4.40	21.14	2.59	10.70	11.47	9.85
Bitumen, per barrel	—	64.12	—	—	—	—	64.12
Synthetic oil, per barrel	—	96.08	—	—	—	—	96.08
Average production costs, per oil-equivalent barrel - total	10.57	24.63	25.43	21.79	4.02	4.97	11.43
Average production costs, per barrel - bitumen	—	29.90	—	—	—	—	29.90
Average production costs, per barrel - synthetic oil	—	51.52	—	—	—	—	51.52

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

	2024	2023	2022

Net Productive Exploratory Wells Drilled
Consolidated Subsidiaries
United States	2	—	1
Canada/Other Americas	3	1	3
Europe	—	1	—
Africa	—	—	—
Asia	—	—	—
Australia/Oceania	—	—	—
Total Consolidated Subsidiaries	5	2	4

Equity Companies
United States	—	—	—
Europe	—	—	—
Africa	—	—	—
Asia	—	—	—
Total Equity Companies	—	—	—
Total productive exploratory wells drilled	5	2	4

Net Dry Exploratory Wells Drilled
Consolidated Subsidiaries
United States	—	1	—
Canada/Other Americas	3	3	4
Europe	—	—	—
Africa	—	—	—
Asia	—	—	—
Australia/Oceania	—	—	—
Total Consolidated Subsidiaries	3	4	4

Equity Companies
United States	—	—	—
Europe	—	—	—
Africa	—	—	—
Asia	—	—	—
Total Equity Companies	—	—	—
Total dry exploratory wells drilled	3	4	4

	2024	2023	2022

Net Productive Development Wells Drilled
Consolidated Subsidiaries
United States	533	446	473
Canada/Other Americas	22	47	33
Europe	1	1	—
Africa	4	4	3
Asia	6	5	5
Australia/Oceania	1	—	—
Total Consolidated Subsidiaries	567	503	514

Equity Companies
United States	1	2	49
Europe	—	—	—
Africa	—	—	—
Asia	3	6	10
Total Equity Companies	4	8	59
Total productive development wells drilled	571	511	573

Net Dry Development Wells Drilled
Consolidated Subsidiaries
United States	10	—	—
Canada/Other Americas	—	—	—
Europe	—	—	—
Africa	1	—	—
Asia	—	—	—
Australia/Oceania	—	—	—
Total Consolidated Subsidiaries	11	—	—

Equity Companies
United States	—	—	—
Europe	—	—	—
Africa	—	—	—
Asia	—	—	—
Total Equity Companies	—	—	—
Total dry development wells drilled	11	—	—

Total number of net wells drilled	590	517	581

B. Exploratory and Development Activities Regarding Oil and Gas Resources Extracted by Mining Technologies
Syncrude Operations. Syncrude is a joint venture established to recover shallow deposits of oil sands using open-pit mining methods to extract the crude bitumen, and then upgrade it to produce a high-quality, light (32 degrees API), sweet, synthetic crude oil. Imperial Oil Limited is the owner of a 25 percent interest in the joint venture. Exxon Mobil Corporation has a 69.6 percent interest in Imperial Oil Limited. In 2024, the Company’s share of net production of synthetic crude oil was about 62 thousand barrels per day and share of net acreage was about 55 thousand acres in the Athabasca oil sands deposit.
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
Kearl is located approximately 40 miles north of Fort McMurray, Alberta, Canada. Bitumen is extracted from oil sands and processed through bitumen extraction and froth treatment trains. The product, a blend of bitumen and diluent, is shipped to our refineries and to other third parties. Diluent is natural gas condensate or other light hydrocarbons added to the crude bitumen to facilitate transportation. During 2024, average net production at Kearl was about 262 thousand barrels per day.
5. Present Activities
A. Wells Drilling

Wells Drilling	Year-End 2024		Year-End 2023
	Gross	Net	Gross	Net

Consolidated Subsidiaries
United States	809	648	582	409
Canada/Other Americas	19	9	42	29
Europe	1	1	3	1
Africa	5	1	4	1
Asia	13	5	25	5
Australia/Oceania	1	—	3	1
Total Consolidated Subsidiaries	848	664	659	446

Equity Companies
United States	15	—	9	—
Europe	—	—	—	—
Africa	—	—	—	—
Asia	43	4	61	4
Total Equity Companies	58	4	70	4
Total gross and net wells drilling	906	668	729	450

B. Review of Principal Ongoing Activities

United States
Net acreage totaled 9.8 million acres at year-end 2024, of which 0.2 million acres were offshore. ExxonMobil was active in areas onshore and offshore in the lower 48 states and in Alaska. Development activities continued on the Golden Pass LNG export project.
During the year, a total of 544.1 net exploratory and development wells were completed in the inland lower 48 states. Development activities focused on liquids-rich opportunities in the onshore U.S., primarily in the Permian Basin of West Texas and New Mexico. In addition, ExxonMobil completed the acquisition of Pioneer, increasing the Permian Basin acreage and production capacity.
Net acreage in the Gulf totaled 0.1 million acres at year-end 2024. A total of a 0.5 net development well was completed during the year.
Participation in Alaska production and development continued with a total of 0.9 net development wells completed.

Canada / Other Americas
Canada
Oil and Gas Operations: Net acreage totaled 3.9 million acres at year-end 2024, of which 2.0 million acres were offshore. A total of 1.7 net exploratory and development wells were completed during the year.
In Situ Bitumen Operations: Net acreage totaled 0.5 million onshore acres at year-end 2024. During the year, a total of 14 net development wells at Cold Lake were completed.
Argentina
Net acreage totaled 0.1 million onshore acres at year-end 2024. During the year, a total of 1.6 net development wells were completed. In 2024, ExxonMobil relinquished 2.6 million net offshore acres and sold a portion of its interests in onshore production facilities. The sale of the remaining onshore assets is expected to be completed in early 2025 resulting in a full Upstream operations exit from the country.
Brazil
Net acreage totaled 1.5 million offshore acres at year-end 2024. During the year, a total of a 0.4 net exploratory well was completed and ExxonMobil relinquished its interest in 1.0 million net offshore acres spanning 10 blocks outside of the core Bacalhau development. Development activities continued on the Bacalhau Phase 1 project.
Guyana
Net acreage totaled 4.6 million offshore acres at year-end 2024. During the year, a total of 10.1 net exploratory and development wells were completed. Development activities continued on the Yellowtail and Uaru projects. The Whiptail project was funded in 2024.

Europe
Germany
Net acreage totaled 1.2 million onshore acres at year-end 2024. During the year, a total of 0.5 net development wells were completed.
Netherlands
Net interest in licenses totaled 1.3 million acres at year-end 2024, of which 0.3 million acres were offshore. Groningen field permanent closure was codified in the Dutch mining law on April 19, 2024.
United Kingdom
Net interest in licenses totaled 0.1 million offshore acres at year-end 2024.

Africa
Angola
Net acreage totaled 3 million acres at year-end 2024, of which 2.9 million acres were offshore. During the year, a total of 5.6 net exploratory and development wells were completed.
Mozambique
Net acreage totaled 0.1 million offshore acres at year-end 2024 within Area 4. ExxonMobil participated in the co-venturer-operated Coral South Floating LNG, a gross 3.4 million metric tons per year LNG facility.
Nigeria
Net acreage totaled 0.4 million offshore acres at year-end 2024. During the year, a total of a 0.2 net development well was completed. In December 2024, the Corporation completed a transfer of 100 percent of the shares in its Nigeria affiliate, Mobil Producing Nigeria Unlimited, following the receipt of and compliance with conditions precedent specified in government approvals.

Asia
Azerbaijan
Net acreage totaled 7 thousand offshore acres at year-end 2024. During the year, a total of 1 net development wells were completed.
Indonesia
Net acreage totaled 0.1 million onshore acres at year-end 2024. During the year, a total of 0.9 net development wells were completed.
Kazakhstan
Net acreage totaled 0.3 million acres at year-end 2024, of which 0.2 million acres were offshore. During the year, a total of 1 net development wells were completed. Development activities continued on the Tengiz Expansion project.
Malaysia
Net interests in production sharing contracts covered 0.2 million offshore acres at year-end 2024. During the year, a total of 1.5 net development wells were completed.
Qatar
Through joint ventures with QatarEnergy, net acreage totaled 76 thousand offshore acres at year-end 2024. During the year, a total of 1.4 net development wells were completed. ExxonMobil participated in 52.3 million metric tons per year gross liquefied natural gas capacity and 3.4 billion cubic feet per day of flowing gas capacity at year-end 2024. Development activities continued on the North Field East project and North Field Production Sustainment projects.
Thailand
Net acreage in concessions totaled 16 thousand onshore acres at year-end 2024. During the year, a total of a 0.1 net development well was completed.
United Arab Emirates
Net acreage in the Abu Dhabi offshore Upper Zakum oil concession was 0.1 million acres at year-end 2024. During the year, a total of 2.5 net development wells were completed. Activities continued on the ongoing phased development of the Upper Zakum field.

Australia / Oceania
Australia
Net acreage totaled 1.2 million offshore acres and nine thousand onshore acres at year-end 2024.
The co-venturer-operated Gorgon Jansz liquefied natural gas (LNG) development consists of a subsea infrastructure for offshore production and transportation of the gas, a 15.6 million metric tons per year LNG facility, and a 280 million cubic feet per day domestic gas plant located on Barrow Island, Western Australia. During the year, operations began on the Gorgon Stage 2 project and development activities continued on the Jansz Io Compression project.
Papua New Guinea
Net acreage totaled 1.6 million onshore acres at year-end 2024. During the year, a total of 1 net development wells were completed. The Papua New Guinea (PNG) liquefied natural gas (LNG) integrated development includes gas production and processing facilities in the PNG Highlands, onshore and offshore pipelines, and a 6.9 million metric tons per year LNG facility near Port Moresby.

Worldwide Exploration
Exploration activities were under way in several countries in which ExxonMobil has no established production operations and thus are not included above. Net acreage totaled 15.7 million acres at year-end 2024. During the year, a total of a 0.5 net exploratory well was completed.

6. Delivery Commitments
ExxonMobil sells crude oil and natural gas from its producing operations under a variety of contractual obligations, some of which may specify the delivery of a fixed and determinable quantity for periods longer than one year. ExxonMobil also enters into natural gas sales contracts where the source of the natural gas used to fulfill the contract can be a combination of our own production and the spot market. Worldwide, we are contractually committed to deliver approximately 123 million barrels of oil and 2.8 trillion cubic feet of natural gas for the period from 2025 through 2027. We expect to fulfill the majority of these delivery commitments with production from our proved developed reserves. Any remaining commitments will be fulfilled with production from our proved undeveloped reserves and purchases on the open market as necessary.

7. Oil and Gas Properties, Wells, Operations and Acreage
A. Gross and Net Productive Wells

Gross and Net Productive Wells	Year-End 2024				Year-End 2023
	Oil		Gas		Oil		Gas

	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Consolidated Subsidiaries
United States	30,333	17,078	7,579	4,340	21,193	9,503	8,210	4,801
Canada/Other Americas	4,092	4,025	2,865	1,017	4,193	4,131	2,901	1,034
Europe	371	113	359	192	476	125	396	198
Africa	359	94	—	—	605	204	21	8
Asia	789	243	151	87	995	293	148	85
Australia/Oceania	326	48	104	40	449	84	98	40
Total Consolidated Subsidiaries	36,270	21,601	11,058	5,676	27,911	14,340	11,774	6,166

Equity Companies
United States	2,573	329	3,303	326	2,634	340	3,322	329
Europe	57	20	332	102	57	20	454	139
Africa	—	—	6	2	—	—	6	2
Asia	233	58	150	31	234	58	145	33
Total Equity Companies	2,863	407	3,791	461	2,925	418	3,927	503
Total gross and net productive wells	39,133	22,008	14,849	6,137	30,836	14,758	15,701	6,669

There were 25,610 gross and 22,837 net operated wells at year-end 2024 and 18,518 gross and 16,171 net operated wells at year-end 2023. The number of wells with multiple completions was 434 gross in 2024 and 467 gross in 2023.

B. Gross and Net Developed Acreage

Gross and Net Developed Acreage (thousands of acres)	Year-End 2024		Year-End 2023
	Gross	Net	Gross	Net

Consolidated Subsidiaries
United States	10,668	7,021	10,354	6,566
Canada/Other Americas (1)	1,903	1,342	2,145	1,526
Europe	954	555	983	560
Africa	1,455	428	2,109	704
Asia	1,473	427	1,582	451
Australia/Oceania	3,142	1,043	3,174	1,033
Total Consolidated Subsidiaries	19,595	10,816	20,347	10,840

Equity Companies
United States	581	113	583	113
Europe	3,590	1,109	3,590	1,109
Africa	178	44	178	44
Asia	665	152	665	157
Total Equity Companies	5,014	1,418	5,016	1,423
Total gross and net developed acreage	24,609	12,234	25,363	12,263

(1) Includes developed acreage in Other Americas of 379 gross and 190 net thousands of acres for 2024 and 559 gross and 342 net thousands of acres for 2023.
Separate acreage data for oil and gas are not maintained because, in many instances, both are produced from the same acreage.
C. Gross and Net Undeveloped Acreage

Gross and Net Undeveloped Acreage (thousands of acres)	Year-End 2024		Year-End 2023
	Gross	Net	Gross	Net

Consolidated Subsidiaries
United States	6,707	2,632	6,738	2,602
Canada/Other Americas (2)	21,457	9,842	30,773	15,012
Europe	11,988	7,770	12,489	8,173
Africa	17,476	11,301	18,309	12,696
Asia	766	227	766	227
Australia/Oceania	3,554	1,805	4,811	2,309
Total Consolidated Subsidiaries	61,948	33,577	73,886	41,019

Equity Companies
United States	—	—	—	—
Europe	381	110	381	110
Africa	418	104	418	104
Asia	298	19	298	19
Total Equity Companies	1,097	233	1,097	233
Total gross and net undeveloped acreage	63,045	33,810	74,983	41,252

(2) Includes undeveloped acreage in Other Americas of 14,914 gross and 6,381 net thousands of acres for 2024 and 24,221 gross and 11,548 net thousands of acres for 2023.
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

D. Summary of Acreage Terms

United States
Oil and gas exploration and production rights are acquired from mineral interest owners through a lease. Mineral interest owners include the Federal and State governments, as well as private mineral interest owners. Leases typically have a primary term ranging from one to 10 years, and a production period beyond the primary term that normally remains in effect until production ceases. Under certain circumstances, a lease may be held beyond its primary term even if production has not commenced. In some instances a “fee interest” is acquired in private property where the underlying mineral interests and rights are purchased and owned outright.

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
Argentina
The Federal Hydrocarbon Law was amended in 2014 and in 2024. Pursuant to the amended law, the production term for an onshore unconventional concession is 35 years and 25 years for a conventional concession. ExxonMobil is actively taking steps to exit Upstream operations in the country.
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
Production rights granted prior to January 1, 2003, remain subject to their existing terms and differ slightly for onshore and offshore areas. Onshore production licenses issued prior to 1988 were indefinite; from 1988, they were issued for a period as explicitly defined in the license, ranging from 35 to 45 years. Offshore production licenses issued before 1976 were issued for a fixed period of 40 years; from 1976, they were again issued for a period as explicitly defined in the license, ranging from 15 to 40 years.

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

Africa
Angola
Exploration and production activities are governed by either production sharing agreements or other concession contracts with initial exploration terms ranging from three to four years with options to extend from one to five years. The production periods range from 20 to 30 years, with extensions subject to negotiation with the National Concessionaire.
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
Nigeria
Exploration and production activities are governed by production sharing contracts (PSCs) with the national oil company, the Nigerian National Petroleum Company Limited (NNPCL). NNPCL typically holds the underlying license or lease. The terms of the PSCs are generally 30 years (comprised of a 10-year exploration period and a 20-year production period).
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
Kazakhstan
Onshore exploration and production activities are governed by the production license, which includes exploration activities and joint venture agreements negotiated with the Republic of Kazakhstan. Existing production operations have a 40-year production period that commenced in 1993.
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
Papua New Guinea
Exploration and production activities are governed by the Oil and Gas Act. Petroleum prospecting licenses are granted for an initial term of six years with a five-year extension possible (an additional extension of three years is possible in certain circumstances). Generally, a 50-percent relinquishment of the license area is required at the end of the initial six-year term, if extended. Petroleum development licenses are granted for an initial 25-year period. An extension for further consecutive period(s) of up to 20 years may be granted at the Petroleum Minister’s discretion. Petroleum retention licenses may be granted for gas resources that are not commercially viable at the time of application but may become commercially viable within the maximum possible retention time of 15 years. Petroleum retention licenses are granted for an initial five-year period, and may only be extended, at the Minister’s discretion, twice for the maximum retention time of 15 years.

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

Capacity At Year-End 2024 (1)

					ExxonMobil Interest %	ExxonMobil’s Share of Refining Capacity (2)	Ethylene	Polyethylene	Polypropylene
						(thousands of barrels daily)	(millions of metric tons per year)
United States
Joliet	Illinois	■			100	264	—	—	—
Baton Rouge	Louisiana	■	▲	●	100	523	1.1	1.3	1.0
Baytown	Texas	■	▲	●	100	565	4.0	—	0.8
Beaumont	Texas	■	▲	●	100	612	0.9	1.7	—
Corpus Christi	Texas			●	50	—	0.9	0.7	—
Mont Belvieu	Texas			●	100	—	—	2.3	—
Total United States						1,964	6.9	6.0	1.8

Canada
Strathcona	Alberta	■			69.6	197	—	—	—
Nanticoke	Ontario	■			69.6	113	—	—	—
Sarnia	Ontario	■		●	69.6	124	0.3	0.5	—
Total Canada						434	0.3	0.5	—

Europe
Antwerp	Belgium	■		●	100	309	—	0.4	—
Meerhout	Belgium			●	100	—	—	0.5	—
Gravenchon	France	■	▲	●	82.9/100 (3)	244	—	—	—
Karlsruhe (4)	Germany	■			25	78	—	—	—
Rotterdam	Netherlands	■	▲	●	100	192	—	—	—
Fawley	United Kingdom	■	▲	●	100	262	—	—	—
Fife	United Kingdom			●	50	—	0.4	—	—
Total Europe						1,085	0.4	0.9	—

Asia Pacific
Fujian	China	■		●	25	67	0.3	0.2	0.2
Singapore	Singapore	■	▲	●	100	592	1.9	1.9	1.0
Total Asia Pacific						659	2.2	2.1	1.2

Middle East
Al Jubail	Saudi Arabia		▲	●	50	—	0.7	0.7	—
Yanbu	Saudi Arabia	■		●	50	200	1.0	0.7	0.2
Total Middle East						200	1.7	1.4	0.2

Total Worldwide						4,342	11.5	10.8	3.2

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

(3) ExxonMobil ownership in Gravenchon is split 82.9 percent and 100 percent between the refining and chemical operations, respectively. In 2024, the Company shut down a portion of its Gravenchon chemical operations including the steamcracker and related derivatives units.

(4) The Corporation announced a sales agreement relating to ExxonMobil's ownership interest in this asset and expects the transaction to close in 2025.
Due to rounding, numbers presented above may not add up precisely to the totals indicated.

Information with regard to retail fuel sites:
Within the Energy Products segment, retail fuels sites sell products and services throughout the world through our Exxon, Esso, and Mobil brands.

Number of Retail Fuel Sites At Year-End 2024

	Owned/leased	Distributors/resellers	Total

United States	—	10,573	10,573
Canada	—	2,598	2,598
Europe	169	3,958	4,127
Asia Pacific	264	864	1,128
Latin America	—	555	555
Middle East/Africa	169	294	463
Worldwide	602	18,842	19,444

ITEM 3. LEGAL PROCEEDINGS
ExxonMobil has elected to use a $1 million threshold for disclosing environmental proceedings.
As reported in the Corporation’s Form 10-Q for the third quarter of 2024, XTO Energy, Inc. (XTO) received a Notice of Violation from the United States Environmental Protection Agency (EPA) on March 9, 2022 regarding certain well pad production facility sites in Butler County, Pennsylvania, alleging violations of certain federal New Source Performance Standards (NSPS) and Pennsylvania’s Title V operating permit regulations. In October 2024, XTO entered into a consent decree with the Department of Justice (DOJ) and the Department of Environmental Protection of Pennsylvania to resolve these alleged violations upon payment of a $4.0 million penalty. On December 13, 2024, the United States District Court for the Western District of Pennsylvania entered the consent decree, and XTO paid the civil penalty of $4.0 million.
As reported in the Corporation’s Form 10-Q for the first quarter of 2024, on August 4, 2022, XTO received a letter from the DOJ notifying XTO of the EPA’s request to initiate a potential civil action against XTO regarding the Schnegg well in Powhatan Point, Ohio. The EPA alleged XTO breached its duty under the General Duty Clause of the Clean Air Act for the Schnegg well, and such breaches resulted in the 2018 well blowout. In December 2024, XTO signed a consent decree with the DOJ to resolve these alleged violations upon payment of an $8.0 million penalty, which XTO intends to pay in March 2025.
As reported in the Corporation’s Form 10-Q for the first quarter of 2023, ExxonMobil appealed to the U.S. Court of Appeals for the Fifth Circuit a judgment of the United States District Court for the Southern District of Texas (Texas District Court) entered on April 26, 2017, in a citizen suit captioned Environment Texas Citizen Lobby, Inc. et al. v. Exxon Mobil Corporation, relating to alleged Clean Air Act and other violations at the Baytown complex. The Texas District Court had awarded approximately $20 million in civil penalties, payable to the United States Treasury. On July 29, 2020, the Fifth Circuit vacated the Texas District Court’s penalty award and remanded the case back to the Texas District Court for further proceedings. On March 2, 2021, the Texas District Court awarded $14.25 million in civil penalties, payable to the United States Treasury. ExxonMobil filed its appeal of the judgment in the U.S. Court of Appeals for the Fifth Circuit on April 12, 2021. On August 30, 2022, the Fifth Circuit affirmed the Texas District Court’s revised penalty award of $14.25 million. On February 17, 2023, the Fifth Circuit granted ExxonMobil’s motion for rehearing en banc. On December 11, 2024, the Fifth Circuit affirmed the Texas District Court’s judgment assessing a $14.25 million penalty against ExxonMobil. ExxonMobil is continuing to evaluate its available options, including seeking review in the U.S. Supreme Court.
Refer to the relevant portions of Note 16 of the Financial Section of this report for additional information on legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Information about our Executive Officers (positions and ages as of February 19, 2025)

Name	Age	Current and Prior Positions (up to five years)

Darren W. Woods	60	Chairman of the Board and Chief Executive Officer (since January 1, 2017) Director and President (since January 1, 2016)

Neil A. Chapman	62	Senior Vice President (since January 1, 2018)

Kathryn A. Mikells	59	Senior Vice President and Chief Financial Officer (since August 9, 2021) Chief Financial Officer and a member of the board of directors for Diageo plc (November 2015 - June 2021)

Jack P. Williams, Jr.	61	Senior Vice President (since June 1, 2014)

Daniel L. Ammann	52
Vice President (since May 1, 2022)
President, ExxonMobil Upstream Company (since February 1, 2025)
President, Low Carbon Solutions (May 1, 2022 - December 31, 2024)
Chief Executive Officer, Cruise LLC (January 2019 - December 2021)

James R. Chapman	55
Vice President, Treasurer and Investor Relations (since May 1, 2024)
Vice President, Tax and Treasurer (November 28, 2022 - April 30, 2024)
Dominion Energy, Inc. (prior to November 28, 2022):
Executive Vice President, Chief Financial Officer and Treasurer (January 2019 - November 2022)

Len M. Fox	61
Vice President, Controller and Tax (since May 1, 2024)
Vice President and Controller (March 1, 2021 - April 30, 2024)
Assistant Treasurer, Exxon Mobil Corporation (February 1, 2020 - December 31, 2020)
Vice President, Chemical Business Services and Treasurer (June 1, 2015 - January 31, 2020)

Jon M. Gibbs	53
President, ExxonMobil Global Projects Company (since April 1, 2021)
Senior Vice President, Global Project Delivery, ExxonMobil Global Projects Company
   (July 1, 2020 - March 31, 2021)
President, ExxonMobil Global Services Company (April 1, 2019 - June 30, 2020)

Karen T. McKee	58	Vice President (since April 1, 2019) President, ExxonMobil Product Solutions Company (since April 1, 2022) President, ExxonMobil Chemical Company (April 1, 2019 - March 31, 2022)

Darrin L. Talley	60
Vice President, Corporate Strategic Planning (since April 1, 2022)
President, ExxonMobil Research and Engineering Company (April 1, 2020 - March 31, 2022)
Manager, Corporate Strategy, Corporate Strategic Planning (March 15, 2017 - March 31, 2020)

Jeffrey A. Taylor	60
Vice President, General Counsel and Corporate Secretary (since July 1, 2024)
Deputy General Counsel (May 9, 2024 - June 30, 2024)
Executive Vice President and General Counsel, Fox Corporation (March 1, 2021 - May 8, 2024)
Executive Vice President and Chief Litigation Counsel, Fox Corporation
  (March 1, 2019 - February 28, 2021)

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
There were 287,749 registered shareholders of ExxonMobil common stock at December 31, 2024. At January 31, 2025, the registered shareholders of ExxonMobil common stock numbered 286,233.
On January 31, 2025, the Corporation declared a $0.99 dividend per common share, payable March 10, 2025.
Reference is made to Item 12 in Part III of this report.

Issuer Purchases of Equity Securities for Quarter Ended December 31, 2024
	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Billions of dollars) (4)
October 2024	16,386,165	$120.90	16,385,148	$23.5
November 2024	15,628,883	$119.95	14,378,425	$21.8
December 2024	17,398,455	$110.56	16,425,659	$40.0
Total	49,413,503	$116.96	47,189,232

(1) Includes shares withheld from participants in the Company's incentive program for personal income taxes.
(2) Excludes 1% U.S. excise tax on stock repurchases.
(3) Purchases were made under terms intended to qualify for exemption under Rules 10b-18 and 10b5-1.
(4) The Corporation continued its share repurchase program, originally initiated in 2022. This includes $15 billion of repurchases in 2022, $17.5 billion in 2023, and $19.1 billion in 2024. In its 2024 Corporate Plan Update released December 11, 2024, the Corporation stated that it expects to continue its share repurchase program with a $20 billion repurchase pace per year through 2026, assuming reasonable market conditions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the following in the Financial Section of this report:
• Consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP (PCAOB ID 238) dated February 19, 2025, beginning with the section entitled “Report of Independent Registered Public Accounting Firm” and continuing through Note 21;
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of December 31, 2024. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Management’s Report on Internal Control over Financial Reporting
Management, including the Corporation’s Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, is responsible for establishing and maintaining adequate internal control over the Corporation’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Exxon Mobil Corporation’s internal control over financial reporting was effective as of December 31, 2024.
The Corporation excluded Pioneer from our assessment of internal control over financial reporting as of December 31, 2024, because it was acquired by the Corporation in a business combination during 2024. Total assets and total revenues of Pioneer, a wholly owned subsidiary, represent nineteen percent and four percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2024, as stated in their report included in the Financial Section of this report.
Changes in Internal Control over Financial Reporting
There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Reference is made to the section of this report titled “Information about our Executive Officers”.
Incorporated by reference to the following from the registrant’s definitive proxy statement for the 2025 annual meeting of shareholders (the “2025 Proxy Statement”):
•The section entitled “Election of Directors”;
•The portion entitled "Delinquent Section 16(a) Reports" of the section entitled "Director and Executive Officer Stock Ownership";
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
The Corporation has adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of its securities by its directors, officers and employees, and the Corporation itself, that the Corporation believes is reasonably designed to promote compliance with insider trading laws, rules and regulations and the exchange listing standards applicable to the Corporation. A copy of the Corporation’s Insider Trading Policy is filed as Exhibit 19 to this report.

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to the sections entitled “Director Compensation”, “Compensation Committee Report”, “Compensation Discussion and Analysis”, “Executive Compensation Tables”, “Pay Ratio”, and "Pay Versus Performance" of the registrant’s 2025 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under Item 403 of Regulation S-K is incorporated by reference to the sections entitled “Certain Beneficial Owners” and “Director and Executive Officer Stock Ownership” of the registrant’s 2025 Proxy Statement.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)]
Equity compensation plans approved by security holders	45,247,799 (1)	—	56,689,904	(2)(3)
Equity compensation plans not approved by security holders	—	—	—
Total	45,247,799	—	56,689,904

(1) The number of restricted stock units to be settled in shares.
(2) Available shares can be granted in the form of restricted stock or other stock-based awards. Includes 47,088,821 shares available for award under the 2003 Incentive Program, 238,700 shares available for award under the 2004 Non-Employee Director Restricted Stock Plan, and 9,362,383 shares available for award under the Pioneer Natural Resources Company Amended and Restated 2006 Long Term Incentive Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to the portion entitled “Director Independence” of the section entitled “Corporate Governance” and the portion entitled “Related Person Transactions and Procedures” of the section entitled “Director and Executive Officer Stock Ownership” of the registrant’s 2025 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference to the portion entitled “Audit Committee” of the section entitled “Corporate Governance” and the section entitled “Ratification of Independent Auditors” of the registrant’s 2025 Proxy Statement.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) Financial Statements:
See Table of Contents of the Financial Section of this report.
(b)(3) Exhibits:
See Index to Exhibits of this report.

ITEM 16. FORM 10-K SUMMARY
None.

FINANCIAL SECTION

BUSINESS PROFILE

	Earnings (Loss) After Income Taxes		Average Capital Employed (Non-GAAP)		Return on Average Capital Employed (Non-GAAP)		Capital and Exploration Expenditures
Financial	2024	2023	2024	2023	2024	2023	2024	2023
	(millions of dollars)		(millions of dollars)		(percent)		(millions of dollars)
Upstream
United States	6,426	4,202	85,285	51,957	7.5	8.1	11,252	8,813
Non-U.S.	18,964	17,106	93,390	91,358	20.3	18.7	10,596	10,948
Total	25,390	21,308	178,675	143,315	14.2	14.9	21,848	19,761

Energy Products
United States	2,099	6,123	13,190	12,540	15.9	48.8	756	1,195
Non-U.S.	1,934	6,019	21,135	20,010	9.2	30.1	1,610	1,580
Total	4,033	12,142	34,325	32,550	11.7	37.3	2,366	2,775

Chemical Products
United States	1,627	1,626	14,277	14,702	11.4	11.1	739	751
Non-U.S.	950	11	14,760	13,859	6.4	0.1	1,332	1,962
Total	2,577	1,637	29,037	28,561	8.9	5.7	2,071	2,713

Specialty Products
United States	1,576	1,536	2,035	2,148	77.4	71.5	145	63
Non-U.S.	1,476	1,178	6,183	6,366	23.9	18.5	270	391
Total	3,052	2,714	8,218	8,514	37.1	31.9	415	454

Corporate and Financing	(1,372)	(1,791)	27,847	30,500	—	—	851	622
Corporate total	33,680	36,010	278,102	243,440	12.7	15.0	27,551	26,325

See Frequently Used Terms for a definition and calculation of capital employed and return on average capital employed.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

Operating	2024	2023		2024	2023
Net liquids production (thousands of barrels daily)			Refinery throughput (thousands of barrels daily)
United States	1,248	803	United States	1,865	1,848
Non-U.S.	1,739	1,646	Non-U.S.	2,035	2,220
Total	2,987	2,449	Total	3,900	4,068

Natural gas production available for sale (millions of cubic feet daily)			Energy Products sales (2) (thousands of barrels daily)
United States	2,887	2,311	United States	2,722	2,633
Non-U.S.	5,191	5,423	Non-U.S.	2,696	2,828
Total	8,078	7,734	Total	5,418	5,461

Oil-equivalent production (1) (thousands of oil-equivalent barrels daily)	4,333	3,738	Chemical Products sales (2) (thousands of metric tons)
			United States	7,038	6,779
			Non-U.S.	12,354	12,603
			Total	19,392	19,382

			Specialty Products sales (2) (thousands of metric tons)
			United States	1,922	1,962
			Non-U.S.	5,745	5,635
			Total	7,666	7,597

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.
(2) Data reported net of purchases/sales contracts with the same counterparty.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

FINANCIAL INFORMATION

(millions of dollars, except where stated otherwise)	2024	2023	2022
Sales and other operating revenue	339,247	334,697	398,675
Net income (loss) attributable to ExxonMobil	33,680	36,010	55,740

Earnings (loss) per common share (dollars)	7.84	8.89	13.26
Earnings (loss) per common share – assuming dilution (dollars)	7.84	8.89	13.26

Earnings (loss) to average ExxonMobil share of equity (percent)	14.4	18.0	30.7

Working capital	21,683	31,293	28,586
Ratio of current assets to current liabilities (times)	1.31	1.48	1.41

Additions to property, plant and equipment (1)	109,332	29,038	18,338
Property, plant and equipment, less allowances	294,318	214,940	204,692
Total assets	453,475	376,317	369,067

Exploration expenses, including dry holes	826	751	1,025
Research and development costs	987	879	824

Long-term debt	36,755	37,483	40,559
Total debt	41,710	41,573	41,193
Debt to capital (percent)	13.4	16.4	16.9
Net debt to capital (percent) (2)	6.5	4.5	5.4

ExxonMobil share of equity at year-end	263,705	204,802	195,049
ExxonMobil share of equity per common share (dollars)	60.58	51.57	47.78
Weighted-average number of common shares outstanding (millions)	4,298	4,052	4,205

Number of regular employees at year-end (thousands) (3)	60.9	61.5	62.3

(1) Includes non-cash additions. See Note 21 for additions resulting from the Pioneer acquisition in 2024.
(2) Net debt is total debt less cash and cash equivalents excluding restricted cash. Net debt to capital ratio is net debt divided by net debt plus total equity. Total debt is the sum of notes and loans payable and long-term debt, as reported in the Consolidated Balance Sheet.

(3) Regular employees are defined as active executive, management, professional, technical, administrative, and wage employees who work full time or part time for the Corporation and are covered by the Corporation’s benefit plans and programs.

FREQUENTLY USED TERMS
Listed below are definitions of several of ExxonMobil’s key business and financial performance measures. These definitions are provided to facilitate understanding of the terms and their calculations.
Cash Flow from Operations and Asset Sales (Non-GAAP)
Cash flow from operations and asset sales is the sum of the net cash provided by operating activities and proceeds from asset sales and returns of investments from the Consolidated Statement of Cash Flows. This cash flow reflects the total sources of cash both from operating the Corporation’s assets and from the divesting of assets. The Corporation employs a long-standing and regular disciplined review process to ensure that assets are contributing to the Corporation’s strategic objectives. Assets are divested when they are no longer meeting these objectives or are worth considerably more to others. Because of the regular nature of this activity, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

Cash Flow from Operations and Asset Sales (millions of dollars)	2024	2023	2022
Net cash provided by operating activities	55,022	55,369	76,797
Proceeds associated with sales of subsidiaries, property, plant and equipment, and sales and returns of investments	4,987	4,078	5,247
Cash flow from operations and asset sales (Non-GAAP)	60,009	59,447	82,044

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

Capital Employed (millions of dollars)	2024	2023	2022
Business uses: asset and liability perspective
Total assets	453,475	376,317	369,067
Less liabilities and noncontrolling interests share of assets and liabilities
Total current liabilities excluding notes and loans payable	(65,352)	(61,226)	(68,411)
Total long-term liabilities excluding long-term debt	(75,807)	(60,980)	(56,990)
Noncontrolling interests share of assets and liabilities	(8,069)	(8,878)	(9,205)
Add ExxonMobil share of debt-financed equity company net assets	3,242	3,481	3,705
Total capital employed (Non-GAAP)	307,489	248,714	238,166

Total corporate sources: debt and equity perspective
Notes and loans payable	4,955	4,090	634
Long-term debt	36,755	37,483	40,559
ExxonMobil share of equity	263,705	204,802	195,049
Less noncontrolling interests share of total debt	(1,168)	(1,142)	(1,781)
Add ExxonMobil share of equity company debt	3,242	3,481	3,705
Total capital employed (Non-GAAP)	307,489	248,714	238,166

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

Return on Average Capital Employed (millions of dollars)	2024	2023	2022
Net income (loss) attributable to ExxonMobil	33,680	36,010	55,740
Financing costs (after-tax)
Gross third-party debt	(1,106)	(1,175)	(1,213)
ExxonMobil share of equity companies	(196)	(307)	(198)
All other financing costs – net	(252)	931	276
Total financing costs	(1,554)	(551)	(1,135)
Earnings (loss) excluding financing costs (Non-GAAP)	35,234	36,561	56,875

Average capital employed (Non-GAAP)	278,102	243,440	228,404

Return on average capital employed – corporate total (Non-GAAP)	12.7%	15.0%	24.9%

Selected Earnings Driver Definitions
The updated earnings drivers introduced in the first quarter of 2024 provide additional visibility into our business results. The Company evaluates these drivers periodically to determine if any enhancements may provide helpful insights to the market. Listed below are descriptions of the earnings drivers:
Advantaged Volume Growth. Represents earnings impacts from change in volume/mix from advantaged assets, advantaged projects, and high-value products.
•Advantaged Assets (Advantaged growth projects). Includes Permian (heritage Permian (1) and Pioneer), Guyana and LNG.
•Advantaged Projects. Includes capital projects and programs of work that contribute to Energy, Chemical, and/or Specialty Products segments that drive integration of segments/businesses, increase yield of higher value products, or deliver higher than average returns.
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
Base Volume. Represents all volume/mix drivers not included in Advantaged Volume Growth defined above.
Structural Cost Savings. Represents after-tax earnings effects of Structural Cost Savings as defined on the next page, including cash operating expenses related to divestments that were previously in the volume/mix driver.
Expenses. Represents all expenses otherwise not included in other earnings drivers.
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

FREQUENTLY USED TERMS
Structural Cost Savings (Non-GAAP)
Structural cost savings describes decreases in cash opex excluding energy and production taxes as a result of operational efficiencies, workforce reductions, divestment-related reductions, and other cost-savings measures that are expected to be sustainable compared to 2019 levels. Relative to 2019, estimated cumulative structural cost savings totaled $12.1 billion. The total change between periods in expenses below will reflect both structural cost savings and other changes in spend, including market factors, such as inflation and foreign exchange impacts, as well as changes in activity levels and costs associated with new operations, mergers and acquisitions, new business venture development, and early-stage projects. Estimates of cumulative annual structural cost savings may be revised depending on whether cost reductions realized in prior periods are determined to be sustainable compared to 2019 levels. Structural cost savings are stewarded internally to support management’s oversight of spending over time. This measure is useful for investors to understand the Corporation’s efforts to optimize spending through disciplined expense management.

Calculation of Structural Cost Savings (billions of dollars)	2019				2024
Components of Operating Costs
From ExxonMobil’s Consolidated Statement of Income (U.S. GAAP)
Production and manufacturing expenses	36.8				39.6
Selling, general and administrative expenses	11.4				10.0
Depreciation and depletion (includes impairments)	19.0				23.4
Exploration expenses, including dry holes	1.3				0.8
Non-service pension and postretirement benefit expense	1.2				0.1
Subtotal	69.7				74.0
ExxonMobil's share of equity company expenses (Non-GAAP)	9.1				9.6
Total Adjusted Operating Costs (Non-GAAP)	78.8				83.6

Total Adjusted Operating Costs (Non-GAAP)	78.8				83.6
Less:
Depreciation and depletion (includes impairments)	19.0				23.4
Non-service pension and postretirement benefit expense	1.2				0.1
Other adjustments (includes equity company depreciation and depletion)	3.6				3.7
Total Cash Operating Expenses (Cash Opex) (Non-GAAP)	55.0				56.4

Energy and production taxes (Non-GAAP)	11.0				13.9

		Market	Activity / Other	Structural Savings
Total Cash Operating Expenses (Cash Opex) excluding Energy and Production Taxes (Non-GAAP)	44.0	+4.0	+6.6	-12.1	42.5

Due to rounding, numbers presented may not add up precisely to the totals indicated.

FREQUENTLY USED TERMS
Earnings (loss) excluding Identified Items (Non-GAAP)
Earnings (loss) excluding Identified Items are earnings (loss) excluding individually significant non-operational events with, typically, an absolute corporate total earnings impact of at least $250 million in a given quarter. The earnings (loss) impact of an Identified Item for an individual segment in a given quarter may be less than $250 million when the item impacts several segments or several periods. Management uses these figures to improve comparability of the underlying business across multiple periods by isolating and removing significant non-operational events from business results. The Corporation believes this view provides investors increased transparency into business results and trends, and provides investors with a view of the business as seen through the eyes of management. Earnings (loss) excluding Identified Items is not meant to be viewed in isolation or as a substitute for net income (loss) attributable to ExxonMobil as prepared in accordance with U.S. GAAP.

Upstream		2024			2023			2022
(millions of dollars)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Earnings (loss) (U.S. GAAP)	6,426	18,964	25,390	4,202	17,106	21,308	11,728	24,751	36,479
Impairments	(360)	(48)	(408)	(1,978)	(686)	(2,664)	—	(3,790)	(3,790)
Gain/(loss) on sale of assets	—	385	385	305	—	305	299	587	886
Tax-related items	—	238	238	184	(126)	58	—	(1,415)	(1,415)
Other	—	—	—	—	—	—	—	1,380	1,380
Identified Items	(360)	575	215	(1,489)	(812)	(2,301)	299	(3,238)	(2,939)
Earnings (loss) excluding Identified Items (Non-GAAP)	6,786	18,389	25,175	5,691	17,918	23,609	11,429	27,989	39,418

Energy Products		2024			2023			2022
(millions of dollars)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Earnings (loss) (U.S. GAAP)	2,099	1,934	4,033	6,123	6,019	12,142	8,340	6,626	14,966
Impairments	(34)	(59)	(93)	—	—	—	(58)	(216)	(274)
Tax-related items	—	172	172	192	(48)	144	—	(410)	(410)
Identified Items	(34)	113	79	192	(48)	144	(58)	(626)	(684)
Earnings (loss) excluding Identified Items (Non-GAAP)	2,133	1,821	3,954	5,931	6,067	11,998	8,398	7,252	15,650

Chemical Products		2024			2023			2022
(millions of dollars)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Earnings (loss) (U.S. GAAP)	1,627	950	2,577	1,626	11	1,637	2,328	1,215	3,543
Impairments	(43)	(52)	(95)	(21)	(273)	(294)	—	—	—
Tax-related items	—	—	—	53	—	53	—	—	—
Other	—	—	—	—	(147)	(147)	—	—	—
Identified Items	(43)	(52)	(95)	32	(420)	(388)	—	—	—
Earnings (loss) excluding Identified Items (Non-GAAP)	1,670	1,002	2,672	1,594	431	2,025	2,328	1,215	3,543

Specialty Products		2024			2023			2022
(millions of dollars)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Earnings (loss) (U.S. GAAP)	1,576	1,476	3,052	1,536	1,178	2,714	1,190	1,225	2,415
Impairments	(4)	(8)	(12)	—	(82)	(82)	—	(40)	(40)
Tax-related items	—	(1)	(1)	12	5	17	—	—	—
Other	—	—	—	—	(28)	(28)	—	—	—
Identified Items	(4)	(9)	(13)	12	(105)	(93)	—	(40)	(40)
Earnings (loss) excluding Identified Items (Non-GAAP)	1,580	1,485	3,065	1,524	1,283	2,807	1,190	1,265	2,455

FREQUENTLY USED TERMS

Corporate and Financing (millions of dollars)	2024	2023	2022
Earnings (loss) (U.S. GAAP)	(1,372)	(1,791)	(1,663)
Impairments	—	—	(98)
Gain/(loss) on sale of assets	30	—	—
Tax-related items	—	76	324
Other	—	—	76
Identified Items	30	76	302
Earnings (loss) excluding Identified Items (Non-GAAP)	(1,402)	(1,867)	(1,965)

Corporate Total (millions of dollars)	2024	2023	2022
Net income (loss) attributable to ExxonMobil (U.S. GAAP)	33,680	36,010	55,740
Impairments	(608)	(3,040)	(4,202)
Gain/(loss) on sale of assets	415	305	886
Tax-related items	409	348	(1,501)
Other	—	(175)	1,456
Identified Items	216	(2,562)	(3,361)
Earnings (loss) excluding Identified Items (Non-GAAP)	33,464	38,572	59,101

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Statements related to future events; projections; descriptions of strategic, operating, and financial plans and objectives; statements of future ambitions and plans; and other statements of future events or conditions are forward-looking statements. Similarly, discussion of roadmaps or future plans related to carbon capture, transportation and storage, lower-emission fuels, hydrogen, ammonia, direct air capture, ProxximaTM systems, carbon materials, lithium and other future plans to reduce emissions and emission intensity of ExxonMobil, its affiliates, and third parties are dependent on future market factors, such as continued technological progress, stable policy support and timely rule-making and permitting, and represent forward-looking statements.
Actual future results, including financial and operating performance; earnings power; potential earnings, cash flow, dividends or shareholder returns, including the timing and amounts of share repurchases; total capital expenditures and mix, including allocations of capital to low carbon and other new investments; realization and maintenance of structural cost reductions and efficiency gains, including the ability to offset inflationary pressure; plans to reduce future emissions and emissions intensity, including ambitions to reach Scope 1 and Scope 2 net zero from operated assets by 2050, to reach Scope 1 and 2 net zero in heritage Permian Basin (1) unconventional operated assets by 2030, and in Pioneer Permian assets by 2035, to eliminate routine flaring in-line with World Bank Zero Routine Flaring, and to reach near-zero methane emissions from operated assets and other methane initiatives to meet ExxonMobil’s emission reduction plans and goals, divestment and start-up plans, and associated project plans as well as technology advances, including the timing and outcome of projects to capture, transport and store CO2, produce hydrogen and ammonia, produce lower-emission fuels, produce ProxximaTM systems, produce carbon materials, produce lithium, and use plastic waste as feedstock for advanced recycling; timely granting of governmental permits and certifications; future debt levels and credit ratings; business and project plans, timing, costs, capacities and profitability; resource recoveries and production rates; and planned Denbury Inc. (Denbury) and Pioneer integrated benefits, could differ materially due to a number of factors.
These include global or regional changes in the supply and demand for oil, natural gas, petrochemicals, and feedstocks and other market factors; economic conditions and seasonal fluctuations that impact prices and differentials for our products; developments or changes in local, national, or international laws, regulations, taxes, trade sanctions, trade tariffs, or policies affecting our business, such as government policies supporting lower carbon and new market investment opportunities, the punitive European taxes on the oil and gas sector and unequal support for different technological methods of emissions reduction or evolving, ambiguous and unharmonized standards imposed by various jurisdictions related to sustainability and GHG reporting; variable impacts of trading activities on our margins and results each quarter; actions of co-venturers, competitors and commercial counterparties; the outcome of commercial negotiations, including final agreed terms and conditions; the outcome of competitive bidding and project awards; the ability to access debt markets on favorable terms or at all; the occurrence, pace, rate of recovery and effects of public health crises; adoption of regulatory incentives consistent with law; reservoir performance, including variability and timing factors applicable to unconventional resources and the success of new unconventional technologies; the level, outcome, and timing of exploration and development projects and decisions to invest in future reserves and resources; timely completion of construction projects; final management approval of future projects and any changes in the scope, terms, costs or assumptions of such projects as approved; the actions of government or other actors against our core business activities and acquisitions, divestitures or financing opportunities; war, civil unrest, attacks against the Company or industry, and other geopolitical or security disturbances, including disruption of land or sea transportation routes; decoupling of economies, and disruptions in trade alliances and military alliances; expropriations, seizure, or capacity, insurance, shipping, import or export limitations imposed by governments or laws; opportunities for potential acquisitions, investments or divestments and satisfaction of applicable conditions to closing, including timely regulatory approvals; the capture of efficiencies within and between business lines and the ability to maintain near-term cost reductions as ongoing efficiencies without impairing our competitive positioning; unforeseen technical or operating difficulties and unplanned maintenance; the development and competitiveness of alternative energy and emission reduction technologies; consumer preferences including willingness and ability to pay for reduced emission products; the results of research programs and the ability to bring new technologies to commercial scale on a cost-competitive basis; and other factors discussed under Item 1A.
Forward-looking and other statements regarding environmental and other sustainability efforts and aspirations are not an indication that these statements are material to investors or require disclosure in our filing with the SEC or any other regulatory authority. In addition, historical, current, and forward-looking environmental and other sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future, including future rule-making.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
use by ExxonMobil is not an endorsement by ExxonMobil of their underlying assumptions, likelihood or probability. Investment decisions are made on the basis of ExxonMobil’s separate planning process. Any use of the modeling of a third-party organization within this report does not constitute or imply an endorsement by ExxonMobil of any or all of the positions or activities of such organization.
Actions needed to advance ExxonMobil’s 2030 greenhouse gas emission-reductions plans are incorporated into its medium-term business plans, which are updated annually. The reference case for planning beyond 2030 is based on the Company’s Global Outlook (Outlook) research and publication. The Outlook is reflective of the existing global policy environment and an assumption of increasing policy stringency and technology improvement to 2050. Current trends for policy stringency and development of lower-emission solutions are not yet on a pathway to achieve net-zero by 2050. As such, the Outlook does not project the degree of required future policy and technology advancement and deployment for the world, or ExxonMobil, to meet net zero by 2050. As future policies and technology advancements emerge, they will be incorporated into the Outlook, and ExxonMobil’s business plans will be updated accordingly. References to projects or opportunities may not reflect investment decisions made by ExxonMobil or its affiliates. Individual projects or opportunities may advance based on a number of factors, including availability of stable and supportive policy, permitting, technological advancement for cost-effective abatement, insights from the Company planning process, and alignment with our partners and other stakeholders. Capital investment guidance in lower-emission investments is based on our corporate plan; however, actual investment levels will be subject to the availability of the opportunity set, public policy support, and focused on returns.
The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

OVERVIEW
The following discussion and analysis of ExxonMobil’s financial results, as well as the accompanying financial statements and related notes to consolidated financial statements to which they refer, are the responsibility of the management of Exxon Mobil Corporation. The Corporation’s accounting and financial reporting fairly reflect its integrated business model involving exploration for, and production of, crude oil and natural gas; manufacture, trade, transport and sale of crude oil, natural gas, petroleum products, petrochemicals, and a wide variety of specialty products; and pursuit of lower-emission and other new business opportunities, including carbon capture and storage, hydrogen, lower-emission fuels, ProxximaTM systems, carbon materials, and lithium. ExxonMobil's reportable segments are Upstream, Energy Products, Chemical Products, and Specialty Products. Where applicable, ExxonMobil voluntarily discloses additional U.S., Non-U.S., and regional splits to help investors better understand the Company's operations.
The Company is organized along three businesses – Upstream, Product Solutions, and Low Carbon Solutions, aligning along market-focused value chains. Product Solutions consists of Energy Products, Chemical Products, and Specialty Products. Low Carbon Solutions is included in Corporate and Financing as the business continues to mature through commercialization and deployment of technology. The businesses are supported by centralized service-delivery groups, including Global Projects, Technology and Engineering, Global Operations and Sustainability, Global Trading, Supply Chain, and Global Business Solutions.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS ENVIRONMENT
Long-Term Business Outlook
ExxonMobil’s business planning is underpinned by a deep understanding of long-term market fundamentals. These fundamentals include supply and demand trends; the scale and variety of energy needs worldwide; capability, practicality, and affordability of energy alternatives, including lower-carbon solutions; greenhouse gas emission-reduction technologies; and relevant government policies. The Outlook considers these fundamentals to form the basis for the Company’s long-term business planning, investment decisions, and research programs. The Outlook reflects the Company’s view of global energy demand and supply through 2050. It is a projection based on current trends in technology, government policies, consumer preferences, geopolitics, and economic development.
In addition, ExxonMobil considers a range of scenarios - including remote scenarios - to help inform perspective of the future and enhance strategic thinking over time. Included in the range of these scenarios are the Intergovernmental Panel on Climate Change (IPCC) Likely Below 2°C scenarios and three scenarios from the International Energy Agency (IEA): IEA Stated Policies Scenario (STEPS), which reflects a sector-by-sector assessment of current policy in place or announced by governments; IEA Announced Pledges Scenario (APS), which reflects aspirational government targets met on time and in full; and IEA Net Zero Emissions by 2050 Scenario (NZE), which the IEA describes as extremely challenging, acknowledging that society is not currently on the IEA NZE pathway. No single transition pathway can be reasonably predicted, given the wide range of uncertainties. Key unknowns include yet-to-be-developed or changes in developed government policies, market conditions, and advances in technology that may influence the cost, pace, and potential availability of certain pathways. Scenarios that employ a full complement of technology options are likely to provide the most economically efficient pathways.
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

Developing countries projected to drive energy demand growth Primary energy - Quadrillion Btu Source: ExxonMobil 2024 Global Outlook
By 2050, the world’s population is projected to be around 9.7 billion people, or nearly 2 billion more than in 2023. Coincident with this population increase, the Outlook projects worldwide economic growth to average approximately 2.5 percent per year, with economic output nearly doubling by 2050 compared to 2023. As economies and populations grow, and as living standards improve for billions of people, the need for energy is expected to continue to rise. Even with significant efficiency gains, global energy demand is projected to rise by almost 15 percent from 2023 to 2050. This increase in energy demand is expected to be driven by developing countries (i.e., those that are not member nations of the Organization for Economic Co-operation and Development (OECD)). By contrast, energy use in developed nations is expected to decline by more than 10 percent as efficiency improves.

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

Under our Outlook, global electricity demand is expected to increase more than 75 percent from 2023 to 2050, with developing countries likely to account for approximately 80 percent of the increase. Consistent with this projection, power generation is expected to remain the largest and fastest growing major segment of global primary energy demand, supported by a wide variety of energy sources. The share of coal-fired generation is expected to decline substantially to approximately 15 percent of the world’s electricity in 2050, versus approximately 35 percent in 2023, in part due to policies to improve air quality as well as reduce greenhouse gas emissions to address risks related to climate change. From 2023 to 2050, the amount of electricity supplied using natural gas, nuclear power, and renewables is expected to more than double, accounting for the entire growth in electricity supplies and offsetting the reduction of coal. Electricity from wind and solar is expected to increase more than 450 percent, helping total renewables (including other sources, e.g., hydropower) to account for approximately 90 percent of the increase in electricity supplies through 2050. Total renewables are expected to reach over 50 percent of global electricity supplies by 2050. Natural gas and nuclear are expected to be about 20 percent and 10 percent, respectively, of global electricity supplies by 2050. Supplies of electricity by energy type will reflect significant differences across regions reflecting a wide range of factors, including the cost and availability of various energy supplies and policy developments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Energy for transportation - including cars, trucks, ships, trains, and airplanes - is expected to increase by about 25 percent from 2023 to 2050. Transportation energy demand is expected to account for about 60 percent of the growth in liquid fuels demand worldwide over this period. Light-duty vehicle demand for liquid fuels is projected to peak by around 2025, and then decline to levels seen in the early-2000s by 2050, as the impact of better fuel economy and significant growth in electric cars, led by China, Europe, and the United States, work to offset growth in the worldwide car fleet of approximately 65 percent. By 2050, light-duty vehicles are expected to account for around 20 percent of global liquid fuels demand. During the same time period, nearly all the world’s commercial transportation fleets are expected to continue to run on liquid fuels, including biofuels, which are expected to be widely available and offer practical advantages in providing a large quantity of energy in small volumes.
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
As populations grow and prosperity rises, more energy will be needed to power homes, offices, schools, shopping centers, hospitals, etc. Combined residential and commercial energy demand is projected to rise by around 15 percent through 2050. Led by the growing economies of developing nations, average worldwide household electricity use is expected to rise more than 65 percent between 2023 and 2050.
Liquid fuels provide the largest share of global energy supplies today reflecting broad-based availability, affordability, ease of transportation, and fitness as a practical solution to meet a wide variety of needs. By 2050, global demand for liquid fuels is projected to grow to approximately 110 million oil-equivalent barrels per day, an increase of about 10 percent from 2023. The non-OECD share of global liquid fuels demand is expected to increase to nearly 70 percent by 2050, as liquid fuels demand in the OECD is expected to decline by more than 25 percent. Much of the global liquid fuels demand today is met by crude production from conventional sources; these supplies will remain important, and significant development activity is expected to offset much of the natural declines from these fields. At the same time, a variety of supply sources - including tight oil, deepwater, oil sands, natural gas liquids, and biofuels - are expected to grow to help meet rising demand. Timely investments will remain critical to meeting global needs with reliable and affordable supplies.
Natural gas is a lower-emission, versatile, and practical fuel for a wide variety of applications. Global natural gas demand is expected to rise more than 20 percent from 2023 to 2050, with approximately 75 percent of that increase coming from the Asia Pacific region. Significant growth in supplies of unconventional gas - the natural gas found in shale and other tight rock formations - will help meet these needs. In total, about 35 percent of the growth in natural gas supplies is expected to come from unconventional sources. At the same time, conventionally-produced natural gas is likely to remain the cornerstone of global supply, meeting around two-thirds of worldwide demand in 2050. LNG trade will expand significantly, meeting about 70 percent of the increase in global demand growth, with much of this supply expected to help meet rising demand in Asia Pacific.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Oil and natural gas projected to play a critical role in the global energy mix

Primary energy - Quadrillion Btu	Percent of primary energy

Source: ExxonMobil 2024 Global Outlook	Source: ExxonMobil 2024 Global Outlook

* Electricity and hydrogen are secondary energies derived from the primary energies shown.
**Includes biomass, biofuels, hydropower, and geothermal.
The world’s energy mix is highly diverse and will remain so through 2050. Oil is expected to continue as the largest source of energy with its share remaining close to 30 percent in 2050. Coal and natural gas are the next largest sources of energy today, with the share of natural gas growing to more than 25 percent by 2050, while the share of coal falls to about half that of natural gas. Nuclear power is projected to grow, as many nations are likely to expand nuclear capacity to address rising electricity needs as well as energy security and environmental issues. Total renewable energy is expected to exceed 20 percent of global energy by 2050, with other renewables (e.g., biomass, hydropower, geothermal) contributing a combined share of more than 10 percent. Total energy supplied from wind and solar is expected to increase rapidly, growing over 400 percent from 2023 to 2050, when they are projected to be nearly 12 percent of the world energy mix.
Decarbonization of industrial activities will require a suite of nascent or future lower-carbon technologies and stable supporting policies. Lower-emission fuels, hydrogen-based fuels, and carbon capture and storage are three key lower-carbon solutions needed to support a lower-emission future, in addition to wind and solar. Along with electrification, lower-emission fuels are expected to play an important role in decarbonization of the transportation sector, particularly in hard-to-decarbonize areas, such as aviation. Hydrogen will be a key enabler replacing traditional furnace fuel to decarbonize the industrial sector. Hydrogen and hydrogen-based fuels like ammonia are also expected to make inroads into commercial transportation as technology improves to lower its cost and policy develops to support the needed infrastructure development. Carbon capture and storage on its own, or in combination with hydrogen production, is among the few proven technologies that could enable CO2 emission reductions from high-emitting and hard-to-decarbonize sectors such as power generation and heavy industries, including manufacturing, refining, and petrochemicals.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Significant oil and natural gas investment needed to meet projected global demand
Projected global oil supply and demand
Million barrels per day

Excludes biofuels; IEA STEPS, IEA APS, and IEA NZE Source: IEA WEO 2024; Global Outlook Source: ExxonMobil 2024 Global Outlook; IPCC Likely Below 2°C Average and Range Source: IPCC AR6 Scenarios Database hosted by IIASA release 1.0 average IPCC C3: 311 “Likely below 2°C” scenarios used; decline rates based on 10-yr Compound Annual Growth Rate (CAGR)
Projected global natural gas supply and demand
Billion cubic feet per day

IEA STEPS, IEA APS, and IEA NZE Source: IEA WEO 2024; Global Outlook Source: ExxonMobil 2024 Global Outlook; IPCC Likely Below 2°C Average and Range Source: IPCC AR6 Scenarios Database hosted by IIASA release 1.0 average IPCC C3: 311 “Likely below 2°C” scenarios used; decline rates based on 10-yr CAGR
Our Outlook projects that oil demand will remain above 100 million barrels per day to 2050. Even under the average of IPCC Likely Below 2°C scenarios, oil demand still comes to 66 million barrels per day in 2050 – about two thirds of current consumption.
Our Outlook shows oil production declines at a rate of about 15 percent per year. At that rate, in the absence of continued investment, by 2030 oil supplies would fall from 100 million barrels per day to less than 30 million barrels, more than 70 million barrels per day short of what is needed to meet demand. Limiting investment to only existing fields would slow the decline to about 4 percent; however, this would still be well below the oil demand in the IEA APS and average of IPCC Likely Below 2°C scenarios.
To meet projected demand, the Corporation anticipates that the world’s available oil and gas resource base will grow, not only from new discoveries, but also from increases in previously discovered fields. Technology will underpin these increases. The investments to develop and supply resources to meet global demand through 2050 will be significant and would be needed to meet even rapidly declining demand for oil and gas envisioned in aggressive decarbonization scenarios.
International accords and underlying regional and national regulations covering greenhouse gas emissions continue to evolve with uncertain timing and outcome, making it difficult to predict their business impact. For many years, the Corporation has taken into account policies established to reduce energy-related greenhouse gas emissions in its long-term Outlook. The climate accord reached at the 2015 Conference of the Parties (COP 21) in Paris set many new goals, and many related policies are still emerging. Our Outlook reflects an environment with increasingly stringent climate policies and seeks to identify potential impacts of these climate-related government policies, which often target specific sectors. For purposes of the Outlook, a proxy cost on energy-related CO2 emissions is assumed, based on regional considerations and relative levels of economic development, and by 2050, reaches up to $150 per metric ton for OECD nations and up to $100 per metric ton for non-OECD nations. As people and nations look for ways to reduce risks of global climate change, they will continue to need practical solutions that do not jeopardize the affordability or reliability of the energy they need. The Corporation continues to monitor the updates to the Nationally Determined Contributions (NDCs) that are submitted by nations that are signatories to the Paris Agreement, as well as other policy developments in light of net-zero ambitions formulated by some nations.
The information provided in the Outlook includes ExxonMobil’s internal estimates and projections based upon internal data and analyses as well as publicly available information from external sources including the International Energy Agency.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Progress Reducing Emissions
The Corporation’s strategy seeks to maximize the advantages of our scale, business integration, leading technology, execution excellence, and our people to build globally competitive businesses that lead industry in earnings and cash flow growth across a range of future scenarios. We strive to play a leading role, regardless of how an energy transition unfolds. Across our portfolio of opportunities, we retain investment flexibility to maximize shareholder value. With advancements in technology and clear, consistent, stable, and effective government policies, we aim to achieve net-zero Scope 1 and 2 greenhouse gas emissions in our operated assets by 2050. Our net-zero ambition is backed by a comprehensive approach centered on detailed emission-reduction roadmaps for our major operated assets that were completed in 2022. The roadmaps build on the Company’s 2030 emission-intensity reduction plans and, notably, include reaching net-zero Scope 1 and 2 emissions in our heritage Permian Basin (1) unconventional operated assets by 2030, and by 2035 for Pioneer assets. We continue to update the roadmaps, including to account for portfolio changes, to reflect technology and policy, and to account for the many potential pathways, and the pace of an energy transition.
Compared to 2016 levels, our 2030 plans are expected to drive the following reductions:
•20-30 percent reduction in corporate-wide greenhouse gas intensity;
•70-80 percent reduction in corporate-wide methane intensity;
•40-50 percent reduction in upstream greenhouse gas intensity; and
•60-70 percent reduction in corporate-wide flaring intensity.
Our emission-reduction plans and 2050 net-zero ambition cover Scope 1 and 2 emissions from assets we operate, which now include Pioneer and Denbury.
The Corporation plans to continue to pursue advantaged growth opportunities and lower-emission investments. These investments are targeted at reducing emissions in the Company’s operations as well as reducing the emissions of other companies. At this early stage, stable and supportive policy remains critical to enable emissions reductions, advance technology, and drive scale to improve costs.
ExxonMobil’s Low Carbon Solutions business is working with the Product Solutions and Upstream businesses to grow a pipeline of emission-reduction opportunities in carbon capture and storage, hydrogen, lower-emission fuels, ProxximaTM systems, and carbon materials, as well as lithium to supply the global battery and electric vehicle markets. Our customers, many governments, and strategic partners recognize our combination of experience, skills, and capabilities that have the potential to help reduce emissions for ourselves and others. For example, on the U.S. Gulf Coast, we see an opportunity to create a carbon capture and storage business that will enable industrial customers to reduce their emissions. The acquisition of Denbury expanded our capabilities in this area, providing ExxonMobil with the largest owned and operated network of CO2 pipelines in the United States, including more than 900 miles of pipelines and multiple CO2 storage sites near the largest industrial complexes on the Gulf Coast. Combining Denbury’s assets and our experience we have created the largest CO2 network in the world which gives us a unique ability to help customers in the region reduce their emissions at a lower cost and faster pace. A cost-efficient transportation and storage system has the potential to accelerate carbon capture and storage deployment for both ExxonMobil and our third-party customers. Stable policy support, along with technology advancements and the development of market-driven mechanisms, will continue to be important to the development and deployment of lower-emission solutions.
(1) Heritage Permian Basin assets exclude assets acquired as part of the acquisition of Pioneer that closed May 3, 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Recent Business Environment
During 2024, the price of crude oil remained near the middle of the pre-COVID 10-year range (2010-2019), as markets remained balanced. Through the first nine months of the year, natural gas prices declined towards the middle of the 10-year range due to strong supply and lower demand. In the fourth quarter, natural gas prices increased on rising demand driven by colder weather in the U.S. and Europe.
Refining margins declined in 2024 from high 2023 levels as increased supply from industry capacity additions outpaced record global demand and remain near the bottom of the 10-year range. Chemical margins improved slightly in 2024 but remained well below the 10-year range driven by over-supply, primarily in Asia.
The general rate of inflation across major countries peaked in 2022, rising from already elevated levels in 2021, due to additional impacts on energy and other commodities from the Russia-Ukraine conflict. Inflation has trended down since 2023 as a result of aggressive monetary tightening by major central banks and slowing global economic growth. However, there has been significant variation on the pace of change across OECD and non-OECD countries. With inflation gradually approaching the official targets in the U.S. and Eurozone, the Federal Reserve and the European Central Bank began lowering interest rates in 2024. Meanwhile, China has been under persistent deflationary pressure since 2023.
The Corporation closely monitors market trends and works to mitigate both operating and capital cost impacts in all price environments. Organizational changes implemented over the past several years enabled the Corporation to capture $12.1 billion of structural cost savings(1) versus 2019, including $2.4 billion of savings during 2024, through increased operational efficiencies, workforce reductions, divestment-related reductions, and other cost-saving measures. The Company sees additional opportunities in areas such as supply chain efficiency, improved maintenance and turnarounds, modernized data management, centralization of activities, and simplified business processes. These savings are key drivers to further reduce our structural costs by $6 billion by 2030, thereby improving the earnings power of the Corporation.
(1) Refer to Frequently Used Terms for definition of structural cost savings.

Transportation of Kazakhstan Production
The Corporation holds a 25 percent interest in Tengizchevroil, LLP (TCO), which operates the Tengiz and Korolev oil fields in Kazakhstan, and a 16.8 percent working interest in the Kashagan field in Kazakhstan. Oil production from those operations is exported primarily through the Caspian Pipeline Consortium (CPC), in which the Corporation holds a 7.5 percent interest. CPC traverses parts of Kazakhstan and Russia to tanker-loading facilities on the Russian coast of the Black Sea. In the event geopolitical issues escalate in the region, including ongoing military conflict, it is possible that the transportation of Kazakhstan oil through the CPC pipeline could be disrupted, curtailed, temporarily suspended, or otherwise restricted. In such a case, the Corporation could experience a loss of cash flows of uncertain duration from its operations in Kazakhstan. For reference, after-tax earnings related to the Corporation’s interests in Kazakhstan in 2024 were approximately $1.9 billion, and its share of combined oil and gas production was approximately 260 thousand oil-equivalent barrels per day.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS RESULTS

Upstream

ExxonMobil has a diverse growth portfolio of exploration and development opportunities, which allows the Corporation to be selective in our investments, maximizing shareholder value and mitigating political and technical risks. ExxonMobil’s competitive strengths enable the Upstream’s business strategy, which is focused on developing an industry-leading portfolio underpinned by advantaged growth projects, applying ExxonMobil’s technology to enhance value and improve development efficiency, and leveraging the unique capabilities of the Company's global projects organization to deliver projects on time and in line with budgets.
The Upstream capital program is focused on low cost-of-supply opportunities. ExxonMobil has a strong pipeline of development projects, including continued growth in Guyana and the Permian Basin, as well as LNG expansion opportunities in Qatar, Mozambique, Papua New Guinea, and the United States. As future development projects and drilling activities bring new production online, the Corporation expects a shift in the geographic mix and in the type of opportunities from which volumes are produced. Based on the current investment plans, the proportion of oil-equivalent production from the Americas is generally expected to increase over the next several years. Currently about two thirds of the Corporation's global production comes from unconventional, deepwater, and LNG resources. This proportion is generally expected to grow.
The Corporation anticipates several projects will come online over the next few years providing additional production capacity. However, actual volumes will vary from year to year due to the timing of individual project start-ups, operational outages, reservoir performance, regulatory changes, the impact of fiscal and commercial terms, asset sales, weather events, price effects on production sharing contracts, changes in the amount and timing of capital investments that may vary depending on the oil and gas price environment, international trade patterns and relations, and other factors described in Item 1A.
In 2024, crude and gas prices were within the pre-COVID 10-year historical range (2010-2019). ExxonMobil believes prices over the long term will continue to be driven by market supply and demand, with the demand side largely being a function of general economic activities, levels of prosperity, technology advances, consumer preference, and government policies. On the supply side, prices may be significantly impacted by political events, the actions of OPEC or OPEC+ and other large government resource owners, alternative energy sources, and other factors.

Key Recent Events
Guyana: Liza Destiny, Liza Unity and Prosperity floating production, storage and offloading (FPSO) vessels continued to produce above investment basis capacity in 2024. The combined gross production from the three operating vessels exceeded 615 thousand barrels of oil per day (kbd) in 2024 and exceeded 650 kbd in the fourth quarter of 2024. Yellowtail, Uaru and Whiptail, the fourth, fifth and sixth developments on the Stabroek Block, respectively, are progressing on schedule and each has an investment basis capacity of approximately 250 kbd. We announced plans for two additional developments and anticipate eight FPSO vessels will be in operation on the Stabroek Block by year-end 2030. We are working with the government of Guyana to secure regulatory approvals for the seventh project.
Permian: ExxonMobil successfully closed the Pioneer Natural Resources Company (Pioneer) acquisition in May 2024, significantly increasing our Permian footprint. Total production volumes averaged approximately 1,185 thousand oil-equivalent barrels per day (koebd) in 2024, approximately 570 koebd higher than the previous year. ExxonMobil operations continue to deliver industry-leading capital efficiency and cost performance by leveraging scale, integration, and technology. Examples include deploying ExxonMobil cube design and proprietary proppant as well as leading capabilities and technology in drilling and completions. ExxonMobil remains on track to achieve industry-leading plans of Scope 1 and 2 net zero greenhouse gas emissions in the heritage Permian Basin (1) unconventional operated assets by 2030, and in Pioneer assets by 2035. ExxonMobil expects to roughly double production in the Permian Basin to approximately 2.3 Moebd by 2030.
LNG: ExxonMobil continued work on LNG growth projects in 2024. Production commenced from two new gas wells in Papua New Guinea (PNG), marking completion of the Angore project and additional supply to support LNG export from the PNG LNG joint venture. In Mozambique, the Rovuma LNG project began the front-end engineering and design stage in 2024, in support of a final investment decision in 2026, to develop the Area 4 offshore gas resources. Construction continues on the Golden Pass LNG project with Train 1 mechanical completion and first LNG production expected at the end of 2025.

(1) Heritage Permian Basin assets exclude assets acquired as part of the acquisition of Pioneer that closed May 3, 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Upstream Financial Results

(millions of dollars)	2024	2023	2022
Earnings (loss) (U.S. GAAP)
United States	6,426	4,202	11,728
Non-U.S.	18,964	17,106	24,751
Total	25,390	21,308	36,479

Identified Items (1)
United States	(360)	(1,489)	299
Non-U.S.	575	(812)	(3,238)
Total	215	(2,301)	(2,939)

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	6,786	5,691	11,429
Non-U.S.	18,389	17,918	27,989
Total	25,175	23,609	39,418

(1) Refer to Frequently Used Terms for definition of Identified Items and Earnings (loss) excluding Identified Items.

2024 Upstream Earnings Driver Analysis
(millions of dollars)
Price – Price impacts decreased earnings by $1,250 million, driven by lower gas realizations.
Advantaged Volume Growth – Higher volumes from advantaged projects increased earnings by $3,760 million, as a result of record production in Permian, driven by the Pioneer acquisition and growth in the heritage Permian (2), and record production in Guyana driven by the Prosperity FPSO start-up.
Base Volume – Divestments of non-strategic assets and entitlements decreased earnings by $820 million.
Structural Cost Savings – Increased earnings by $830 million.
Expenses – Higher expenses decreased earnings by $1,350 million, primarily from higher depreciation (non-cash).
Other – All other items increased earnings by $120 million, mainly driven by favorable impacts from divestments, partially offset by unfavorable tax and foreign exchange impacts.
Timing Effects – Less unfavorable timing effects from derivatives mark-to-market impacts increased earnings by $280 million.
Identified Items (1) – 2023 $(2,301) million loss primarily due to the impairment of the idled Santa Ynez Unit assets and associated facilities in California; 2024 $215 million gain mainly due to Argentina divestment, partly offset by Nigeria divestment and U.S. impairment.
(1) Refer to Frequently Used Terms for definition of Identified Items and Earnings (loss) excluding Identified Items.
(2) Heritage Permian Basin assets exclude assets acquired as part of the acquisition of Pioneer that closed May 3, 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2023 Upstream Earnings Driver Analysis
(millions of dollars)
Price – Lower realizations decreased earnings by $14,290 million, reflecting lower gas prices and crude price moderation resulting from increased inventory levels.
Advantaged Volume Growth – Higher volumes from advantaged assets increased earnings by $1,270 million, driven by Guyana and Permian production..
Base Volume – Base volumes decreased earnings by $800 million as a results of divestments, the Russia expropriation, and higher government-mandated curtailments.
Structural Cost Savings – Increased earnings by $730 million.
Expenses – Higher expenses decreased earnings by $650 million, primarily on increased activity and depreciation.
Other – All other items increased earnings by $320 million, mainly driven by favorable foreign exchange effects.
Timing Effects – Unfavorable timing effects from derivatives mark-to-market impacts decreased earnings by $2,390 million.
Identified Items (1) – 2022 $(2,939) million loss mainly driven by the Russia expropriation $(2,185) million and impacts from additional European taxes $(1,415) million, partly offset by gains of $886 million on the sale of the Romania, U.S. Barnett Shale, and XTO Energy Canada assets; 2023 $(2,301) million loss primarily due to the impairment of the idled Santa Ynez Unit assets and associated facilities in California.
(1) Refer to Frequently Used Terms for definition of Identified Items and Earnings (loss) excluding Identified Items.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Upstream Operational Results

	2024	2023	2022
Net production of crude oil, natural gas liquids, bitumen and synthetic oil (thousands of barrels daily)
United States	1,248	803	776
Canada/Other Americas	784	664	588
Europe	3	4	4
Africa	209	221	238
Asia	713	721	705
Australia/Oceania	30	36	43
Worldwide	2,987	2,449	2,354

Net natural gas production available for sale (millions of cubic feet daily)
United States	2,887	2,311	2,551
Canada/Other Americas	101	96	148
Europe	352	414	667
Africa	152	125	71
Asia	3,322	3,490	3,418
Australia/Oceania	1,264	1,298	1,440
Worldwide	8,078	7,734	8,295

Oil-equivalent production (1) (thousands of oil-equivalent barrels daily)	4,333	3,738	3,737

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

Upstream Additional Information
(thousands of barrels daily)	2024	2023
Volumes Reconciliation (Oil-equivalent production) (1)
Prior Year	3,738	3,737
Entitlements - Net Interest	(13)	(24)
Entitlements - Price / Spend / Other	(23)	56
Government Mandates	9	(28)
Divestments	(63)	(114)
Growth / Other	685	111
Current Year	4,333	3,738

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

2024 versus 2023
2024 production of 4.3 million oil-equivalent barrels per day increased 595 thousand barrels per day from 2023. Permian and Guyana production grew by 680 thousand oil-equivalent barrels per day, more than offsetting impacts from divestments and entitlements. Excluding the impacts from entitlements, divestments, and government-mandated curtailments, net production grew by 685 thousand oil-equivalent barrels per day.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Listed below are descriptions of ExxonMobil’s volumes reconciliation drivers, which are provided to facilitate understanding of the terms.
Entitlements - Net Interest are changes to ExxonMobil’s share of production volumes caused by non-operational changes to volume-determining drivers. These drivers consist of net interest changes specified in Production Sharing Contracts (PSCs), which typically occur when cumulative investment returns or production volumes achieve defined thresholds, changes in equity upon achieving pay-out in partner investment carry situations, equity redeterminations as specified in venture agreements, or as a result of the termination or expiry of a concession. Once a net interest change has occurred, it typically will not be reversed by subsequent events, such as lower crude oil prices.
Entitlements - Price, Spend and Other are changes to ExxonMobil’s share of production volumes resulting from temporary changes to non-operational volume-determining drivers. These drivers include changes in oil and gas prices or spending levels from one period to another. According to the terms of contractual arrangements or government royalty regimes, price or spending variability can increase or decrease royalty burdens and/or volumes attributable to ExxonMobil. For example, at higher prices, fewer barrels are required for ExxonMobil to recover its costs. These effects generally vary from period to period with field spending patterns or market prices for oil and natural gas. Such drivers can also include other temporary changes in net interest as dictated by specific provisions in production agreements.
Government Mandates are changes to ExxonMobil's sustainable production levels as a result of production limits or sanctions imposed by governments.
Divestments are reductions in ExxonMobil’s production arising from commercial arrangements to fully or partially reduce equity in a field or asset in exchange for financial or other economic consideration.
Growth and Other drivers comprise all other operational and non-operational drivers not covered by the above definitions that may affect volumes attributable to ExxonMobil. Such drivers include, but are not limited to, production enhancements from project and work program activities, acquisitions including additions from asset exchanges, downtime, market demand, natural field decline, and any fiscal or commercial terms that do not affect entitlements.

Energy Products

ExxonMobil's Energy Products is one of the largest, most integrated businesses of its kind among international oil companies, with significant representation across the entire fuels value chain, including refining, logistics, trading, and marketing. This segment includes the fuels and aromatics value chains, and catalysts and licensing.
With the largest refining footprint among international oil companies, ExxonMobil’s Energy Products earnings are closely tied to industry refining margins. Refining margins are largely driven by differences in commodity prices and are a function of the difference between what a refinery pays for its raw materials and the market prices for the products produced. Crude oil and many products are widely traded with published prices, including those quoted on multiple exchanges around the world (e.g. New York Mercantile Exchange and Intercontinental Exchange). Prices for these commodities are determined by the global marketplace and are influenced by many factors, including global and regional supply/demand balances, inventory levels, industry refinery operations, import/export balances, currency fluctuations, seasonal demand, weather, and political considerations. While industry refining margins significantly impact Energy Products earnings, strong operational performance, product mix optimization, and disciplined cost control are also critical to strong financial performance.
In 2024, refining margins decreased to the middle of the pre-COVID 10-year historical range (2010-2019) despite record demand, due to supply length. Refining margins are expected to remain volatile with changes in global factors, including geopolitical developments; demand growth; recession fears; inventory levels; and refining capacity utilization, additions and rationalizations.

Key Recent Events
Strathcona Renewable Diesel project: Progressed project with expected start-up in 2025 at Strathcona refinery to use low-carbon hydrogen, locally-sourced and grown feedstocks, and our proprietary catalyst to produce 20 thousand barrels of renewable diesel per day to help reduce greenhouse gas emissions.
Fawley Hydrofiner project: Progressed project with expected start-up in 2025 at Fawley site to increase production of ultra-low sulfur diesel and reduce production of other products, including high-sulfur distillates.
Fos-sur-Mer Refinery divestment: In October 2024, ExxonMobil divested the Fos refinery and select midstream assets in France.
MiRO Refinery sale: In October 2023, ExxonMobil reached an agreement to sell its interest in the MiRO refinery located in Karlsruhe, Germany. The transaction is expected to close in 2025.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Energy Products Financial Results

(millions of dollars)	2024	2023	2022
Earnings (loss) (U.S. GAAP)
United States	2,099	6,123	8,340
Non-U.S.	1,934	6,019	6,626
Total	4,033	12,142	14,966

Identified Items (1)
United States	(34)	192	(58)
Non-U.S.	113	(48)	(626)
Total	79	144	(684)

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	2,133	5,931	8,398
Non-U.S.	1,821	6,067	7,252
Total	3,954	11,998	15,650

(1) Refer to Frequently Used Terms for definition of Identified Items and Earnings (loss) excluding Identified Items.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

2024 Energy Products Earnings Driver Analysis
(millions of dollars)
Margin – Significantly weaker industry refining margins decreased earnings by $6,280 million. Margins declined from historically high levels as increased supply from industry capacity additions outpaced record global demand.
Advantaged Volume Growth – Higher volumes from advantaged projects increased earnings by $140 million.
Base Volume – Lower base volumes decreased earnings by $1,240 million, driven by scheduled maintenance and divestments.
Structural Cost Savings – Increased earnings by $630 million.
Expenses – Higher expenses related to scheduled turnarounds and maintenance, and advantaged project spend decreased earnings by $970 million.
Other – All other items, mainly unfavorable tax and forex impacts, decreased earnings by $310 million.
Timing Effects – Decreased earnings by $10 million.
Identified Items (1) – 2023 $144 million gain driven by favorable tax effects partially offset by additional European taxes on the energy sector; 2024 $79 million gain.
(1) Refer to Frequently Used Terms for definition of Identified Items and Earnings (loss) excluding Identified Items.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2023 Energy Products Earnings Driver Analysis
(millions of dollars)
Margin – Margins decreased earnings by $3,510 million, mainly driven by industry refining margins which declined from 2022 highs, partially offset by stronger marketing margins.
Advantaged Volume Growth – Higher volumes from advantaged projects, increased earnings by $480 million, mainly driven by the Beaumont expansion.
Base Volume – Lower base volumes decreased earnings by $560 million driven by higher planned maintenance and divestments, partially offset by improved reliability.
Structural Cost Savings – Increased earnings by $450 million.
Expenses – Higher expenses decreased earnings by $830 million, mainly driven by Beaumont project activities and planned maintenance costs.
Other – All other items decreased earnings by $10 million.
Timing Effects – Absence of unfavorable timing effects associated with derivatives increased earnings by $330 million.
Identified Items (1) – 2022 $(684) million loss was primarily as a result of impairments and unfavorable tax items. 2023 $144 million gain driven by favorable tax effects partially offset by additional European taxes on the energy sector.
(1) Refer to Frequently Used Terms for definition of Identified Items and Earnings (loss) excluding Identified Items.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Energy Products Operational Results

(thousands of barrels daily)	2024	2023	2022
Refinery throughput
United States	1,865	1,848	1,702
Canada	399	407	418
Europe	1,039	1,166	1,192
Asia Pacific	432	498	539
Other	165	149	179
Worldwide	3,900	4,068	4,030

Energy Products sales (1)
United States	2,722	2,633	2,426
Non-U.S.	2,696	2,828	2,921
Worldwide	5,418	5,461	5,347

Gasoline, naphthas	2,251	2,288	2,232
Heating oils, kerosene, diesel	1,769	1,795	1,774
Aviation fuels	355	336	338
Heavy fuels	200	214	235
Other energy products	844	829	768
Worldwide	5,418	5,461	5,347

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
In 2024, chemical industry margins remained bottom-of-cycle, below the pre-COVID 10-year historical range (2010-2019), as capacity additions from 2022-2024 have exceeded demand growth. The Company optimized production across our global footprint to profitably meet customer demand. Our earnings benefited from record reliability, record high-value products sales, and a large North American footprint where low ethane prices provide a feed advantage.

Key Recent Events
China Chemical Complex: ExxonMobil is investing in a petrochemical complex in the Dayawan Petrochemical Industrial Park in Huizhou, Guangdong Province, which is a significant step in growing our global manufacturing footprint and will be the first 100 percent foreign-owned petrochemical complex built in China. The facility will be focused on producing our unique high-performance polyethylene and polypropylene products. When completed, the complex will have three polyethylene and two polypropylene production lines for a combined capacity of over 2.5 million metric tons per year. This capacity will more efficiently serve China’s domestic demand, which is currently being met with imports.
Advanced Recycling: ExxonMobil is combining proprietary technology and advantaged integrated sites to process hard-to-recycle plastic waste. The Company’s first Baytown facility started up in 2022 and represents one of the largest advanced recycling facilities in North America. ExxonMobil is expanding advanced recycling capacity with two additional Baytown units starting up during 2025. The Company plans to build additional units to reach a global recycling capacity of 1 billion pounds per year by 2027.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Chemical Products Financial Results

(millions of dollars)	2024	2023	2022
Earnings (loss) (U.S. GAAP)
United States	1,627	1,626	2,328
Non-U.S.	950	11	1,215
Total	2,577	1,637	3,543

Identified Items (1)
United States	(43)	32	—
Non-U.S.	(52)	(420)	—
Total	(95)	(388)	—

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	1,670	1,594	2,328
Non-U.S.	1,002	431	1,215
Total	2,672	2,025	3,543

(1) Refer to Frequently Used Terms for definition of Identified Items and Earnings (loss) excluding Identified Items.

2024 Chemical Products Earnings Driver Analysis
(millions of dollars)
Margin – Improved company margins on North American ethane feed advantage and improved product realizations increased earnings by $890 million, despite continued bottom-of-cycle market conditions.
Advantaged Volume Growth – Record high-value product sales increased earnings by $410 million.
Base Volume – Portfolio optimization and product sales mix decreased earnings by $270 million.
Structural Cost Savings – Increased earnings by $190 million.
Expenses – Higher advantaged project spend and inflation effects decreased earnings by $490 million.
Other – All other items decreased earnings by $80 million.
Identified Items (1) – 2023 $(388) million loss was primarily driven by impairments; 2024 $(95) million loss driven by impairments.
(1) Refer to Frequently Used Terms for definition of Identified Items and Earnings (loss) excluding Identified Items.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2023 Chemical Products Earnings Driver Analysis
(millions of dollars)
Margin – Weaker margins decreased earnings by $870 million due to bottom-of-cycle price conditions, as industry supply additions continued to outpace demand growth.
Advantaged Volume Growth – High-value product sales growth increased earnings by $210 million.
Base Volume – Reduced volumes from product sales mix decreased earnings by $360 million.
Structural Cost Savings – Increased earnings by $220 million.
Expenses – Higher project spend and scheduled maintenance costs decreased earnings by $690 million.
Other – All other items decreased earnings by $30 million.
Identified Items (1) – 2023 $(388) million loss was primarily driven by impairments.
(1) Refer to Frequently Used Terms for definition of Identified Items and Earnings (loss) excluding Identified Items.

Chemical Products Operational Results

(thousands of metric tons)	2024	2023	2022
Chemical product sales (2)
United States	7,038	6,779	7,270
Non-U.S.	12,354	12,603	11,897
Worldwide	19,392	19,382	19,167

(2) Data reported net of purchases/sales contracts with the same counterparty.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Specialty Products

ExxonMobil Specialty Products is a combination of business units that manufacture and market a range of performance products, including high-quality lubricants, basestocks, waxes, synthetics, elastomers, and resins. Leveraging ExxonMobil’s proprietary technologies, Specialty Products focuses on providing performance products that help customers improve efficiency in the transportation and industrial sectors.
Specialty Products is well-positioned to help meet growth in lubricants demand through advantaged projects that leverage ExxonMobil's integration, technology, and world-class brands, such as Mobil 1TM.
In 2024, Specialty Products continued to deliver strong earnings from our portfolio of high-value products and brand market position.

Key Recent Events
Singapore Resid Upgrade project: Progressed project with expected start-up in 2025, which will leverage two proprietary technologies to upgrade fuel oil to Group II lubes and diesel, further strengthening ExxonMobil’s position as the largest basestock producer in the world.
ProxximaTM Systems: ExxonMobil's advanced polyolefin thermoset resin uses components of gasoline and catalyst technology to create a material that is lighter, stronger, and more durable than conventional products, providing alternatives for the construction, coatings and transportation industries. These systems are designed to drive product substitutions in existing markets and enable expansion into new applications like structural composites and steel substitutes. ExxonMobil plans to grow the manufacturing capacity of ProxximaTM products up to 200,000 tons per year by 2030.
Carbon Materials venture: ExxonMobil is growing its carbon materials venture by applying proprietary process technology to capture attractive opportunities in the battery anode market. The Company has developed an advanced coke product by converting low-value, bottom-of-the-barrel molecules that can deliver a higher performance differentiated graphite. These carbon materials enable batteries that can provide up to 30 percent higher capacity, 30 percent faster charging time, and extended battery life.

Specialty Products Financial Results

(millions of dollars)	2024	2023	2022
Earnings (loss) (U.S. GAAP)
United States	1,576	1,536	1,190
Non-U.S.	1,476	1,178	1,225
Total	3,052	2,714	2,415

Identified Items (1)
United States	(4)	12	—
Non-U.S.	(9)	(105)	(40)
Total	(13)	(93)	(40)

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	1,580	1,524	1,190
Non-U.S.	1,485	1,283	1,265
Total	3,065	2,807	2,455

(1) Refer to Frequently Used Terms for definition of Identified Items and Earnings (loss) excluding Identified Items.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2024 Specialty Products Earnings Driver Analysis
(millions of dollars)
Margin – Stronger basestocks and finished lubes margins increased earnings by $590 million.
Advantaged Volume Growth – High-value products volume growth increased earnings by $70 million.
Base Volume – Decreased earnings by $10 million.
Structural Cost Savings – Increased earnings by $130 million.
Expenses – Higher expenses including new product development costs, decreased earnings by $300 million.
Other – All other items decreased earnings by $220 million, mainly unfavorable foreign exchange effects and absence of prior year favorable year-end inventory effects.
Identified Items (1) – 2023 $(93) million loss mainly from impairments; 2024 $(13) million loss.
(1) Refer to Frequently Used Terms for definition of Identified Items and Earnings (loss) excluding Identified Items.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2023 Specialty Products Earnings Driver Analysis
(millions of dollars)
Margin – Stronger margins increased earnings by $450 million, driven by high-value products and lower feed costs.
Advantaged Volume Growth – High-value products volume growth decreased earnings by $20 million.
Base Volume – Base Volumes decreased earnings by $100 million on weaker global demand.
Structural Cost Savings – Increased earnings by $120 million.
Expenses – Higher expenses decreased earnings by $100 million.
Identified Items (1) – 2022 $(40) million loss from impairments; 2023 $(93) million loss mainly from impairments.
(1) Refer to Frequently Used Terms for definition of Identified Items and Earnings (loss) excluding Identified Items.

Specialty Products Operational Results

(thousands of metric tons)	2024	2023	2022
Specialty Products sales (2)
United States	1,922	1,962	2,049
Non-U.S.	5,745	5,635	5,762
Worldwide	7,666	7,597	7,810

(2) Data reported net of purchases/sales contracts with the same counterparty.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Corporate and Financing

Corporate and Financing is comprised of corporate activities that support ExxonMobil's operating segments and Low Carbon Solutions business. Corporate activities include general administrative support functions, financing, and insurance activities. Low Carbon Solutions activities will be included in Corporate and Financing until the business is established with a material level of assets and revenue.

Corporate and Financing Financial Results

(millions of dollars)	2024	2023	2022
Earnings (loss) (U.S. GAAP)	(1,372)	(1,791)	(1,663)
Identified Items (1)	30	76	302
Earnings (loss) excluding Identified Items (1) (Non-GAAP)	(1,402)	(1,867)	(1,965)

(1) Refer to Frequently Used Terms for definition of Identified Items and Earnings (loss) excluding Identified Items.

2024	Corporate and Financing expenses were $1,372 million in 2024 compared to $1,791 million in 2023, with the decrease mainly due to lower financing costs.
2023
Corporate and Financing expenses were $1,791 million in 2023 compared to $1,663 million in 2022, with the increase mainly due to the absence of prior year favorable tax-related items, partly offset by lower financing costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
(millions of dollars)	2024	2023	2022
Net cash provided by/(used in)
Operating activities	55,022	55,369	76,797
Investing activities	(19,938)	(19,274)	(14,742)
Financing activities	(42,789)	(34,297)	(39,114)
Effect of exchange rate changes	(676)	105	(78)
Increase/(decrease) in cash and cash equivalents	(8,381)	1,903	22,863

Total cash and cash equivalents (December 31)	23,187	31,568	29,665
Total cash and cash equivalents were $23.2 billion at the end of 2024, down $8.4 billion from the prior year. The major sources of funds in 2024 were net income including noncontrolling interests of $35.1 billion, the adjustment for the noncash provision of $23.4 billion for depreciation and depletion, proceeds from asset sales of $5.0 billion, other investing activities of $1.9 billion, and cash acquired from mergers and acquisitions of $0.8 billion. The major uses of funds included spending for additions to property, plant and equipment of $24.3 billion; dividends to shareholders of $16.7 billion; the purchase of ExxonMobil stock of $19.6 billion; debt repayment of $5.9 billion; additional investments and advances of $3.3 billion; and an increase in working capital of $1.8 billion.
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
The Corporation has access to significant capacity of long-term and short-term liquidity. Internally generated funds are expected to cover the majority of financial requirements, supplemented by long-term and short-term debt. On December 31, 2024, the Corporation had undrawn short-term committed lines of credit of $0.2 billion and undrawn long-term lines of credit of $1.3 billion.
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
The Corporation has long been successful at mitigating the effects of natural field decline through disciplined investments in quality opportunities and project execution. The Corporation anticipates several projects will come online over the next few years providing additional production capacity. However, actual volumes will vary from year to year due to the timing of individual project start-ups; operational outages; reservoir performance; regulatory changes; the impact of fiscal and commercial terms; asset sales; weather events; price effects on production sharing contracts; changes in the amount and timing of investments that may vary depending on the oil and gas price environment; and international trade patterns and relations. The Corporation’s cash flows are also highly dependent on crude oil and natural gas prices. Please refer to Item 1A for a more complete discussion of risks.
The Corporation’s financial strength enables it to make large, long-term capital expenditures. Cash Capex in 2024 was $25.6 billion, reflecting the Corporation’s continued active investment program, and includes plans to invest in the range of $27 billion to $29 billion in 2025 (see the Cash Capital Expenditures section for more details).
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Corporation, as part of its ongoing asset management program, continues to evaluate its mix of assets for potential upgrade. Because of the ongoing nature of this program, dispositions will continue to be made from time to time which will result in either gains or losses. Additionally, the Corporation continues to evaluate opportunities to enhance its business portfolio through acquisitions of assets or companies, and enters into such transactions from time to time. Key criteria for evaluating acquisitions include strategic fit, cost and other synergies, potential for future growth, low cost of supply, and attractive valuations. Acquisitions may be made with cash, shares of the Corporation’s common stock, or both.

Cash Flow from Operating Activities
2024
Cash provided by operating activities totaled $55.0 billion in 2024, $0.3 billion lower than 2023. The major source of funds was net income including noncontrolling interests of $35.1 billion, a decrease of $2.3 billion. The noncash provision for depreciation and depletion was $23.4 billion, up $2.8 billion from the prior year. The adjustment for the net gain on asset sales was $1.2 billion, an increase of $0.7 billion. The adjustment for dividends received less than equity in current earnings of equity companies was an increase of $0.2 billion, compared to an increase of $0.5 billion in 2023. Changes in operational working capital, excluding cash and debt, decreased cash in 2024 by $1.8 billion.
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

Cash Flow from Investing Activities
2024
Cash used in investing activities netted to $19.9 billion in 2024, $0.7 billion higher than 2023. Spending for property, plant and equipment of $24.3 billion increased $2.4 billion from 2023. Proceeds from asset sales and returns of investments of $5.0 billion compared to $4.1 billion in 2023. Additional investments and advances were $0.3 billion higher in 2024, while proceeds from other investing activities including collection of advances increased by $0.4 billion.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash Flow from Financing Activities
2024
Cash used in financing activities was $42.8 billion in 2024, $8.5 billion higher than 2023. Dividend payments on common shares increased to $3.84 per share from $3.68 per share and totaled $16.7 billion. During 2024, the Corporation utilized cash to repay debt of $5.9 billion.
During 2024, the Corporation continued its share repurchase program, including the purchase of 167 million shares at a book value of $19.1 billion in 2024. In its 2024 Corporate Plan Update released December 11, 2024, the Corporation stated that it is expected to continue its share repurchase program with a $20 billion repurchase pace per year through 2026, assuming reasonable market conditions. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be discontinued or resumed at any time. The timing and amount of shares actually purchased in the future will depend on market, business, and other factors.
2023
Cash used in financing activities was $34.3 billion in 2023, $4.8 billion lower than 2022. Dividend payments on common shares increased to $3.68 per share from $3.55 per share and totaled $14.9 billion.
During 2023, the Corporation continued its share repurchase program for up to $50 billion in shares through 2024, including the purchase of 162 million shares at a book value of $17.5 billion in 2023.

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
Take-or-pay obligations are noncancelable, long-term commitments for goods and services. Unconditional purchase obligations are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services. These obligations mainly pertain to pipeline, manufacturing supply and terminal agreements. The total obligation at year-end 2024 for take-or-pay and unconditional purchase obligations was $49.9 billion. Cash payments expected in 2025 and 2026 are $5.5 billion and $6.3 billion, respectively.

Guarantees
The Corporation and certain of its consolidated subsidiaries were contingently liable at December 31, 2024 for guarantees relating to notes, loans and performance under contracts (Note 16). Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. Where it is not possible to make a reasonable estimation of the maximum potential amount of future payments, future performance is expected to be either immaterial or have only a remote chance of occurrence. Guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Strength
On December 31, 2024, the Corporation had total unused short-term committed lines of credit of $0.2 billion (Note 6) and total unused long-term committed lines of credit of $1.3 billion (Note 14). The table below shows the Corporation’s consolidated debt to capital ratios.

(percent)	2024	2023	2022
Debt to capital	13.4	16.4	16.9
Net debt to capital (1)	6.5	4.5	5.4

(1) Net debt is total debt less cash and cash equivalents excluding restricted cash. Net debt to capital ratio is net debt divided by net debt plus total equity. Total debt is the sum of notes and loans payable and long-term debt, as reported in the Consolidated Balance Sheet.

Management views the Corporation’s financial strength to be a competitive advantage of strategic importance. The Corporation’s financial position gives it the opportunity to access the world’s capital markets across a range of market conditions, and enables the Corporation to take on large, long-term capital commitments in the pursuit of maximizing shareholder value.
The Corporation's total debt level remained relatively flat in 2024, ending the year at $41.7 billion.

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

(millions of dollars)	2024			2023
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Upstream (including exploration expenses)	11,252	10,596	21,848	8,813	10,948	19,761
Energy Products	756	1,610	2,366	1,195	1,580	2,775
Chemical Products	739	1,332	2,071	751	1,962	2,713
Specialty Products	145	270	415	63	391	454
Other	851	—	851	622	—	622
Total Capex	13,743	13,808	27,551	11,444	14,881	26,325
Capex in 2024 was $27.6 billion, as the Corporation continued to pursue opportunities to find and produce new supplies of oil and natural gas to meet global demand for energy.
Upstream spending of $21.8 billion in 2024 was up $2.1 billion from 2023, reflecting higher spend in the U.S. Permian Basin following the Pioneer acquisition. Development projects typically take several years from the time of recording proved undeveloped reserves to the start of production and can exceed five years for large and complex projects. The percentage of proved developed reserves was 63 percent of total proved reserves at year-end 2024, and has been over 60 percent for the last ten years.
Capital investments in the three Product Solutions businesses totaled $4.9 billion in 2024, a decrease of $1.1 billion from 2023, reflecting lower global project spending. Key investments in 2024 included the China petrochemical complex and Singapore Resid Upgrade project. Other spend of $0.9 billion primarily reflects investments in the Low Carbon Solutions business to advance carbon capture and storage, lithium, and virtually carbon-free hydrogen (with approximately 98% of the carbon captured and stored) projects and technologies.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CASH CAPITAL EXPENDITURES (Non-GAAP)
The Corporation has transitioned to providing forward investment guidance on a cash capital expenditures (Cash Capex) basis instead of the historical capital and exploration expense (Capex) basis. This approach is a useful measure for investors to understand the cash impact of investments in the business and is more aligned with standard industry practice.
Cash Capex is the sum of Additions to property, plant and equipment; Additional investments and advances; and Other investing activities including collection of advances; reduced by Inflows from noncontrolling interests for major projects, each from the Consolidated Statement of Cash Flows.
The components of Cash Capex and a reconciliation to the previous Capex metric are presented in the following table:

(millions of dollars)	2024	2023
Capital and Exploration Expenditures (Capex)	27,551	26,325
ExxonMobil’s share of Capex for equity companies	(2,546)	(2,741)
Exploration expenses excluding prior year dry holes	(755)	(567)
Other activities including finance leases	56	(1,098)
Additions to property, plant and equipment	24,306	21,919
Additional investments and advances	3,299	2,995
Other investing activities including collection of advances	(1,926)	(1,562)
Inflows from noncontrolling interests for major projects	(32)	(124)
Total Cash Capex (Non-GAAP)	25,647	23,228

(millions of dollars)	2024			2023
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Upstream	11,276	8,985	20,261	8,783	8,122	16,905
Energy Products	705	1,513	2,218	1,284	1,547	2,831
Chemical Products	671	1,212	1,883	718	1,702	2,420
Specialty Products	145	263	408	63	391	454
Other	877	—	877	618	—	618
Total Cash Capex (Non-GAAP)	13,674	11,973	25,647	11,466	11,762	23,228
Cash Capex in 2024 was $25.6 billion. The Corporation plans to invest in the range of $27 billion to $29 billion in 2025. Included in the 2025 capital spend range is $8.1 billion of firm capital commitments. An additional $10.0 billion of firm capital commitments have been made for years 2026 and beyond. Actual spending could vary depending on the progress of individual projects and property acquisitions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TAXES

(millions of dollars)	2024	2023	2022
Income taxes	13,810	15,429	20,176
Effective income tax rate	33%	33%	33%
Total other taxes and duties	29,894	32,191	31,455
Total	43,704	47,620	51,631
2024
Total taxes on the Corporation’s income statement were $43.7 billion in 2024, a decrease of $3.9 billion from 2023. Income tax expense, both current and deferred, was $13.8 billion compared to $15.4 billion in 2023. The effective tax rate, which is calculated based on consolidated company income taxes and ExxonMobil’s share of equity company income taxes, was 33 percent. This was flat compared to 2023. Total other taxes and duties of $29.9 billion in 2024 decreased $2.3 billion from 2023.
2023
Total taxes on the Corporation’s income statement were $47.6 billion in 2023, a decrease of $4.0 billion from 2022. Income tax expense, both current and deferred, was $15.4 billion compared to $20.2 billion in 2022. The effective tax rate, which is calculated based on consolidated company income taxes and ExxonMobil’s share of equity company income taxes, was 33 percent. This was flat compared to 2022, with higher effective rates from various jurisdictions offset by a lower impact from additional European taxes on the energy sector. Total other taxes and duties of $32.2 billion in 2023 increased $0.7 billion from 2022.

ENVIRONMENTAL MATTERS
Environmental Expenditures

(millions of dollars)	2024	2023
Capital expenditures	3,607	2,799
Other expenditures	5,348	4,336
Total	8,955	7,135
Throughout ExxonMobil’s businesses, new and ongoing measures are taken to prevent and minimize the impact of our operations on air, water, and ground. These include significant investments in refining infrastructure and technology to manufacture clean fuels; projects to monitor and reduce air, water, and waste emissions, both from the Company’s operations and from other companies; and expenditures for asset retirement obligations. Using definitions and guidelines established by the American Petroleum Institute, ExxonMobil’s 2024 worldwide environmental expenditures for all such preventative and remediation steps, including ExxonMobil’s share of equity company expenditures, were $9.0 billion, of which $5.3 billion were included in expenses with the remainder in capital expenditures. As the Corporation progresses its emission-reduction plans, worldwide environmental expenditures are expected to increase to approximately $12 billion annually in 2025 and 2026, with capital expenditures expected to account for approximately 55 percent of the total in each year.

Environmental Liabilities
The Corporation accrues environmental liabilities when it is probable that obligations have been incurred and the amounts can be reasonably estimated. This policy applies to assets or businesses currently owned or previously disposed. ExxonMobil has accrued liabilities for probable environmental remediation obligations at various sites, including multiparty sites where the U.S. Environmental Protection Agency has identified ExxonMobil as one of the potentially responsible parties. The involvement of other financially responsible companies at these multiparty sites could mitigate ExxonMobil’s actual joint and several liability exposure. At present, no individual site is expected to have losses material to ExxonMobil’s operations or financial condition. Consolidated company provisions made in 2024 for environmental liabilities were $277 million ($208 million in 2023), and the balance sheet reflects liabilities of $734 million as of December 31, 2024, and $701 million as of December 31, 2023.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MARKET RISKS

Marker (1)	2024	2023	2022
Brent ($ per barrel)	80.76	82.62	101.19
Henry Hub ($ per metric million British thermal unit)	2.27	2.74	6.65
TTF ($ per metric million British thermal unit)	10.77	15.15	40.22

(1) Markers reflect the average prices from the year.
Crude oil, natural gas, petroleum product, and chemical prices have fluctuated in response to changing market forces. The impacts of these price fluctuations on earnings have varied across the Corporation's operating segments. For the year 2025, a $1 per barrel change in the Brent price would have an approximately $650 million annual after-tax effect on Upstream consolidated plus equity company earnings, excluding the impact of derivatives. This Brent sensitivity includes oil-linked LNG sales which make up approximately 10 percent of the sensitivity. A $0.10 per million metric British thermal unit change in the Henry Hub price would have an approximately $75 million annual after-tax effect on Upstream consolidated plus equity company earnings, excluding the impact of derivatives. Similarly, a $0.10 per million metric British thermal unit change in the Title Transfer Facility (TTF) price would have an approximately $20 million annual after-tax effect on Upstream consolidated plus equity company earnings, excluding the impact of derivatives. This TTF sensitivity primarily represents LNG sales. These price markers have a direct impact on our realized prices. For any given period, the extent of actual benefit or detriment will be dependent on the price movements of individual types of crude oil, results of trading activities, taxes and other government take impacts, price adjustment lags in long-term gas contracts, and crude and gas production volumes. Accordingly, changes in benchmark prices for crude oil and natural gas only provide broad indicators of changes in the earnings experienced in any particular period.
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
Although price levels of crude oil and natural gas may rise or fall significantly over the short to medium term due to global economic conditions, political events, decisions by OPEC or OPEC+ and other major government resource owners and other factors, industry economics over the long term will continue to be driven by market supply and demand. The Corporation evaluates investments over a range of prices, including estimated greenhouse gas emission costs even in jurisdictions without a current greenhouse gas pricing policy.
The Corporation has an active asset management program in which nonstrategic assets are considered for divestment. The asset management program includes a disciplined, regular review to ensure assets are contributing to the Corporation’s strategic objectives.

Risk Management
The Corporation’s size, strong capital structure, geographic diversity, and the complementary nature of its business segments reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates, and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and to generate returns from trading. The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of December 31, 2024 and 2023, or results of operations for the years ended 2024, 2023, and 2022. Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. No material market or credit risks to the Corporation’s financial position, results of operations or liquidity exist as a result of the derivatives described in Note 13. The Corporation maintains a system of controls that includes the authorization, reporting and monitoring of derivative activity.

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

CRITICAL ACCOUNTING ESTIMATES
The Corporation’s accounting and financial reporting fairly reflect its integrated business model involving exploration for, and production of, crude oil and natural gas; manufacture, trade, transport and sale of crude oil, natural gas, petroleum products, petrochemicals, and a wide variety of specialty products; and pursuit of lower-emission and other new business opportunities including carbon capture and storage, hydrogen, lower-emission fuels, ProxximaTM systems, carbon materials, and lithium. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. The Corporation’s accounting policies are summarized in Note 1.

Oil and Natural Gas Reserves
The estimation of proved oil and natural gas reserve volumes is an ongoing process based on rigorous technical evaluations, commercial and market assessments, and detailed analysis of reservoir and well performance, development and production costs, and other factors. The estimation of proved reserves is controlled by the Corporation through long-standing approval guidelines. Reserve changes are made within a well-established, disciplined process driven by senior level geoscience and engineering professionals, assisted by the Global Reserves and Resources Group which has significant technical experience, culminating in reviews with and approval by senior management. Notably, the Corporation does not use specific quantitative reserve targets to determine compensation. Key features of the reserve estimation process are covered in Disclosure of Reserves in Item 2.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unit-of-Production Depreciation
Oil and natural gas reserve volumes are used as the basis to calculate unit-of-production depreciation rates for most upstream assets. Acquisition costs of proved properties are depreciated using a ratio of asset cost to total proved reserves while capitalized drilling and developments costs are depreciated using a ratio of actual production volumes to proved developed reserves. The volumes produced and asset cost are known, while proved reserves are based on estimates that are subject to some variability.
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

Fair Value Used in Business Combinations
In accounting for business combinations, the purchase price paid to acquire a business is allocated to its assets and liabilities based on their respective estimated fair values as of the date of acquisition. If applicable, any excess of the purchase price over the fair value is recorded as goodwill. The assessment of fair value is based upon the views of a likely market participant group.
On May 3, 2024, the Corporation acquired Pioneer Natural Resources Company (Pioneer), an independent oil and gas exploration and production company. To effect the acquisition, we issued 545 million shares of ExxonMobil common stock having a fair value of $63 billion on the acquisition date, and assumed debt with a fair value of $5 billion.
In respect of the Pioneer acquisition, the most significant amount of judgment involved the estimated fair values of property, plant and equipment related to crude oil and natural gas properties, for which we used discounted cash flow models. Inputs and assumptions used in discounted cash flow models include estimates of future production volumes, commodity prices consistent with the average of third-party industry experts, drilling and development costs, and risk-adjusted discount rates.
The assumptions and inputs incorporated within the fair value estimates are subject to considerable management judgement and are based on industry, market, and economic conditions prevalent at the time of the acquisition. Actual results may differ from the projected results used to determine fair value.
See Note 21 for further information regarding the Pioneer acquisition during 2024.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
If events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, the Corporation estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. In performing this assessment, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Cash flows used in recoverability assessments are based on the assumptions developed in the Corporate Plan, which is reviewed and approved by the Board of Directors, and are consistent with the criteria management uses to evaluate investment opportunities. These evaluations make use of the Corporation’s assumptions of future capital allocations, crude oil and natural gas commodity prices including price differentials, refining and chemical margins, volumes, development and operating costs including greenhouse gas emission prices, and foreign currency exchange rates. Notably, when assessing future cash flows, the Corporation includes the estimated costs in support of reaching its 2030 greenhouse gas emission-reduction plans, including its goal of net-zero Scope 1 and 2 greenhouse gas emissions from unconventional operated assets in the Permian Basin, and in Pioneer assets by 2035. Volumes are based on projected field and facility production profiles, throughput, or sales. Management’s estimate of upstream production volumes used for projected cash flows makes use of proved reserve quantities and may include risk-adjusted unproved reserve quantities. ExxonMobil considers a range of scenarios - including remote scenarios - to help inform perspective of the future and enhance strategic thinking over time. While third-party scenarios may be used for these purposes, they are not used as a basis for developing future cash flows for impairment assessments. As part of the Corporate Plan, the Company considers estimated greenhouse gas emission costs, even for jurisdictions without a current greenhouse gas pricing policy.
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
Recent Impairments. Impairments in 2024 were immaterial.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Pension Benefits
The Corporation and its affiliates sponsor about 70 defined benefit (pension) plans in 40 countries. Note 17 provides details on pension obligations, fund assets, and pension expense.
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
Pension accounting requires explicit assumptions regarding, among others, the long-term expected earnings rate on fund assets, the discount rate for the benefit obligations, and the long-term rate for future salary increases. Pension assumptions are reviewed annually by outside actuaries and senior management. These assumptions are adjusted as appropriate to reflect changes in market rates and outlook. The long-term expected earnings rate on U.S. pension plan assets in 2024 was 6.8 percent. The 10-year and 20-year actual returns on U.S. pension plan assets were 4 percent and 5 percent, respectively. The Corporation establishes the long-term expected rate of return by developing a forward-looking, long-term return assumption for each pension fund asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted-average of the target asset allocation percentages and the long-term return assumption for each asset class. A worldwide reduction of 0.5 percent in the long-term rate of return on assets would increase annual pension expense by approximately $140 million before tax.
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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management, including the Corporation’s Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, is responsible for establishing and maintaining adequate internal control over the Corporation’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Exxon Mobil Corporation’s internal control over financial reporting was effective as of December 31, 2024.
The Corporation excluded Pioneer from our assessment of internal control over financial reporting as of December 31, 2024, because it was acquired by the Corporation in a business combination during 2024. Total assets and total revenues of Pioneer, a wholly owned subsidiary, represent nineteen percent and four percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2024, as stated in their report included in the Financial Section of this report.

Darren W. Woods Chief Executive Officer	Kathryn A. Mikells Senior Vice President and Chief Financial Officer	Len M. Fox Vice President, Controller and Tax (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Exxon Mobil Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Exxon Mobil Corporation and its subsidiaries (the “Corporation”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Corporation's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Corporation’s consolidated financial statements and on the Corporation's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Pioneer Natural Resources Company ("Pioneer") from its assessment of internal control over financial reporting as of December 31, 2024 because it was acquired by the Corporation in a business combination during 2024. We have also excluded Pioneer from our audit of internal control over financial reporting. Pioneer is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent nineteen percent and four percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
The Impact of Proved Developed Oil and Natural Gas Reserves on Upstream Property, Plant and Equipment, Net
As described in Notes 1, 9 and 18 to the consolidated financial statements, the Corporation's consolidated upstream property, plant and equipment (PP&E), net balance was $226.0 billion as of December 31, 2024, and the related depreciation and depletion expense for the year ended December 31, 2024 was $19.5 billion. Management uses the successful efforts method to account for its exploration and production activities. Costs incurred to purchase, lease, or otherwise acquire a property (whether unproved or proved) are capitalized when incurred. As disclosed by management, oil and natural gas reserve volumes are used as the basis to calculate unit-of-production depreciation rates for most upstream assets. Acquisition costs of proved properties are depreciated using a ratio of asset cost to total proved reserves while capitalized drilling and development costs are depreciated using a ratio of actual production volumes to proved developed reserves. The estimation of proved oil and natural gas reserve volumes is an ongoing process based on technical evaluations, commercial and market assessments, and detailed analysis of reservoir and well performance, development and production costs, and other factors. As further disclosed by management, reserve changes are made within a well-established, disciplined process driven by senior level geoscience and engineering professionals, assisted by the Global Reserves and Resources Group (together "management's specialists").
The principal considerations for our determination that performing procedures relating to the impact of proved developed oil and natural gas reserves on upstream PP&E, net is a critical audit matter are (i) the significant judgment by management, including the use of management's specialists, when developing the estimates of proved developed oil and natural gas reserves and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the data, methods, and assumptions used by management and its specialists in developing the estimates of proved developed oil and natural gas reserves.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's estimates of proved developed oil and natural gas reserves. The work of management's specialists was used in performing the procedures to evaluate the reasonableness of the proved developed oil and natural gas reserves. As a basis for using this work, the specialists' qualifications were understood and the Corporation’s relationship with the specialists was assessed. The procedures performed also included (i) evaluating the methods and assumptions used by the specialists; (ii) testing the completeness and accuracy of the data used by the specialists related to historical production volumes; and (iii) evaluating the specialists' findings related to future production volumes by comparing the future production volumes to relevant historical and current period production volumes, as applicable.
Merger with Pioneer - Valuation of Crude Oil and Natural Gas Properties
As described in Note 21 to the consolidated financial statements, the Corporation acquired Pioneer in a transaction accounted for as a business combination, requiring that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date, which included approximately $84 billion related to the fair values of acquired PP&E of which a significant portion relates to crude oil and natural gas properties. Crude oil and natural gas properties were valued using discounted cash flow models. Inputs and assumptions used in the discounted cash flow models included estimates for commodity prices, future production volumes, drilling and development costs, and risk-adjusted discount rates.
The principal considerations for our determination that performing procedures relating to the valuation of crude oil and natural gas properties acquired in the Pioneer merger is a critical audit matter are (i) the significant judgment by management, including the use of management’s specialists, when developing the fair value estimate of crude oil and natural gas properties acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to commodity prices, future production volumes, drilling and development costs, and risk-adjusted discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of acquired crude oil and natural gas properties. These procedures also included, among others (i) reading the merger agreement; (ii) testing management’s process for developing the fair value estimate of crude oil and natural gas properties acquired; (iii) evaluating the appropriateness of the discounted cash flow models; (iv) testing the completeness and accuracy of underlying data used in the discounted cash flow models related to historical production volumes and third-party commodity prices; and (v) evaluating the reasonableness of significant assumptions used by management related to commodity prices, future production volumes, drilling and development costs, and risk-adjusted discount rates. Evaluating the

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
commodity prices assumptions involved comparing the prices to observable market data. Evaluating management’s assumptions relating to future production volumes and drilling and development costs involved evaluating whether the assumptions used by management were reasonable as compared to historical results of Pioneer. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow models and the reasonableness of the risk-adjusted discount rates assumptions. The work of management’s specialists was used in performing the procedures to evaluate the reasonableness of the future production volumes used in the discounted cash flow models. As a basis for using this work, the specialists’ qualifications were understood and the Corporation’s relationship with the specialists was assessed. The procedures performed also included (i) evaluating the methods and assumptions used by the specialists; (ii) testing the completeness and accuracy of the data used by the specialists related to historical production volumes; and (iii) evaluating the specialists’ findings related to future production volumes by comparing the future production volumes to relevant historical and current period production volumes, as applicable.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 19, 2025

We have served as the Corporation’s auditor since 1934.

CONSOLIDATED STATEMENT OF INCOME

(millions of dollars)	Note Reference Number	2024	2023	2022

Revenues and other income
Sales and other operating revenue	18	339,247	334,697	398,675
Income from equity affiliates	7	6,194	6,385	11,463
Other income		4,144	3,500	3,542
Total revenues and other income		349,585	344,582	413,680

Costs and other deductions
Crude oil and product purchases		199,454	193,029	228,959
Production and manufacturing expenses		39,609	36,885	42,609
Selling, general and administrative expenses		9,976	9,919	10,095
Depreciation and depletion (includes impairments)	2, 9	23,442	20,641	24,040
Exploration expenses, including dry holes		826	751	1,025
Non-service pension and postretirement benefit expense	17	121	714	482
Interest expense		996	849	798
Other taxes and duties	19	26,288	29,011	27,919
Total costs and other deductions		300,712	291,799	335,927
Income (loss) before income taxes		48,873	52,783	77,753
Income tax expense (benefit)	19	13,810	15,429	20,176
Net income (loss) including noncontrolling interests		35,063	37,354	57,577
Net income (loss) attributable to noncontrolling interests		1,383	1,344	1,837
Net income (loss) attributable to ExxonMobil		33,680	36,010	55,740

Earnings (loss) per common share (dollars)	12	7.84	8.89	13.26

Earnings (loss) per common share - assuming dilution (dollars)	12	7.84	8.89	13.26

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions of dollars)	2024	2023	2022

Net income (loss) including noncontrolling interests	35,063	37,354	57,577

Other comprehensive income (loss) (net of income taxes)
Foreign exchange translation adjustment	(3,550)	1,241	(3,482)
Adjustment for foreign exchange translation (gain)/loss included in net income	—	609	—
Postretirement benefits reserves adjustment (excluding amortization)	557	(369)	3,395
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	43	61	403
Total other comprehensive income (loss)	(2,950)	1,542	316
Comprehensive income (loss) including noncontrolling interests	32,113	38,896	57,893
Comprehensive income (loss) attributable to noncontrolling interests	1,063	1,605	1,659
Comprehensive income (loss) attributable to ExxonMobil	31,050	37,291	56,234

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

CONSOLIDATED BALANCE SHEET

(millions of dollars)	Note Reference Number	December 31, 2024	December 31, 2023

ASSETS
Current assets
Cash and cash equivalents		23,029	31,539
Cash and cash equivalents – restricted		158	29
Notes and accounts receivable – net	6	43,681	38,015
Inventories
Crude oil, products and merchandise	3	19,444	20,528
Materials and supplies		4,080	4,592
Other current assets		1,598	1,906
Total current assets		91,990	96,609
Investments, advances and long-term receivables	8	47,200	47,630
Property, plant and equipment, at cost, less accumulated depreciation and depletion	9	294,318	214,940
Other assets, including intangibles – net		19,967	17,138
Total Assets		453,475	376,317

LIABILITIES
Current liabilities
Notes and loans payable	6	4,955	4,090
Accounts payable and accrued liabilities	6	61,297	58,037
Income taxes payable		4,055	3,189
Total current liabilities		70,307	65,316
Long-term debt	14	36,755	37,483
Postretirement benefits reserves	17	9,700	10,496
Deferred income tax liabilities	19	39,042	24,452
Long-term obligations to equity companies		1,346	1,804
Other long-term obligations		25,719	24,228
Total Liabilities		182,869	163,779

Commitments and contingencies	16

EQUITY
Common stock without par value (9,000 million shares authorized, 8,019 million shares issued)		46,238	17,781
Earnings reinvested		470,903	453,927
Accumulated other comprehensive income	4	(14,619)	(11,989)
Common stock held in treasury (3,666 million shares in 2024 and 4,048 million shares in 2023)		(238,817)	(254,917)
ExxonMobil share of equity		263,705	204,802
Noncontrolling interests		6,901	7,736
Total Equity		270,606	212,538
Total Liabilities and Equity		453,475	376,317

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)	Note Reference Number	2024	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) including noncontrolling interests		35,063	37,354	57,577
Adjustments for noncash transactions
Depreciation and depletion (includes impairments)	2, 9	23,442	20,641	24,040
Deferred income tax charges/(credits)	19	(865)	634	3,758
Postretirement benefits expense in excess of/(less than) net payments		(358)	90	(2,981)
Other long-term obligation provisions in excess of/(less than) payments		(1,712)	(1,501)	(1,932)
Dividends received greater than/(less than) equity in current earnings of equity companies		191	509	(2,446)
Changes in operational working capital, excluding cash and debt
Notes and accounts receivable reduction/(increase)		(6,030)	4,370	(11,019)
Inventories reduction/(increase)		(1,812)	(3,472)	(6,947)
Other current assets reduction/(increase)		389	(426)	(688)
Accounts and other payables increase/(reduction)		5,627	(4,727)	18,460
Net (gain)/loss on asset sales	5	(1,223)	(513)	(1,034)
All other items - net		2,310	2,410	9
Net cash provided by operating activities		55,022	55,369	76,797

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment		(24,306)	(21,919)	(18,407)
Proceeds from asset sales and returns of investments		4,987	4,078	5,247
Additional investments and advances		(3,299)	(2,995)	(3,090)
Other investing activities including collection of advances		1,926	1,562	1,508
Cash acquired from mergers and acquisitions		754	—	—
Net cash used in investing activities		(19,938)	(19,274)	(14,742)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt (1)		899	939	637
Reductions in long-term debt		(1,150)	(15)	(5)
Additions to short-term debt		—	—	198
Reductions in short-term debt		(4,743)	(879)	(8,075)
Additions/(reductions) in debt with three months or less maturity		(18)	(284)	25
Contingent consideration payments		(27)	(68)	(58)
Cash dividends to ExxonMobil shareholders		(16,704)	(14,941)	(14,939)
Cash dividends to noncontrolling interests		(658)	(531)	(267)
Changes in noncontrolling interests		(791)	(894)	(1,493)
Inflows from noncontrolling interests for major projects		32	124	18
Common stock acquired		(19,629)	(17,748)	(15,155)
Net cash provided by (used in) financing activities		(42,789)	(34,297)	(39,114)

Effects of exchange rate changes on cash		(676)	105	(78)
Increase/(decrease) in cash and cash equivalents		(8,381)	1,903	22,863
Cash and cash equivalents at beginning of year		31,568	29,665	6,802
Cash and cash equivalents at end of year		23,187	31,568	29,665

(1)	Includes $568 million issued to facilitate the sale of an entity where the buyer assumed the debt upon closing; no longer on the Consolidated Balance Sheet at the end of 2023.
Non-Cash Transaction: The Corporation acquired Pioneer in an all-stock transaction on May 3, 2024, having issued 545 million shares of ExxonMobil common stock having a fair value of $63 billion on the acquisition date and assumed debt with a fair value of $5 billion. See Note 21 for additional information.

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ExxonMobil Share of Equity

(millions of dollars)	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity

Balance as of December 31, 2021	15,746	392,059	(13,764)	(225,464)	168,577	7,106	175,683
Amortization of stock-based awards	481	—	—	—	481	—	481
Other	(475)	—	—	—	(475)	405	(70)
Net income (loss) for the year	—	55,740	—	—	55,740	1,837	57,577
Dividends - common shares	—	(14,939)	—	—	(14,939)	(267)	(15,206)
Other comprehensive income	—	—	494	—	494	(178)	316
Share repurchases, at cost	—	—	—	(15,295)	(15,295)	(1,479)	(16,774)
Dispositions	—	—	—	466	466	—	466
Balance as of December 31, 2022	15,752	432,860	(13,270)	(240,293)	195,049	7,424	202,473
Amortization of stock-based awards	565	—	—	—	565	—	565
Other	(514)	(2)	—	—	(516)	89	(427)
Net income (loss) for the year	—	36,010	—	—	36,010	1,344	37,354
Dividends - common shares	—	(14,941)	—	—	(14,941)	(531)	(15,472)
Other comprehensive income	—	—	1,281	—	1,281	261	1,542
Share repurchases, at cost	—	—	—	(17,993)	(17,993)	(851)	(18,844)
Issued for acquisitions	1,978	—	—	2,866	4,844	—	4,844
Dispositions	—	—	—	503	503	—	503
Balance as of December 31, 2023	17,781	453,927	(11,989)	(254,917)	204,802	7,736	212,538
Amortization of stock-based awards	735	—	—	—	735	—	735
Other	(1,027)	—	—	—	(1,027)	(624)	(1,651)
Net income (loss) for the year	—	33,680	—	—	33,680	1,383	35,063
Dividends - common shares	—	(16,704)	—	—	(16,704)	(658)	(17,362)
Other comprehensive income	—	—	(2,630)	—	(2,630)	(320)	(2,950)
Share repurchases, at cost	—	—	—	(19,451)	(19,451)	(616)	(20,067)
Issued for acquisitions	28,749	—	—	34,603	63,352	—	63,352
Dispositions	—	—	—	948	948	—	948
Balance as of December 31, 2024	46,238	470,903	(14,619)	(238,817)	263,705	6,901	270,606

Common Stock Share Activity (millions of shares)	Issued	Held in Treasury	Outstanding

Balance as of December 31, 2021	8,019	(3,780)	4,239
Share repurchases, at cost	—	(165)	(165)
Dispositions	—	8	8
Balance as of December 31, 2022	8,019	(3,937)	4,082
Share repurchases, at cost	—	(165)	(165)
Issued for acquisitions	—	46	46
Dispositions	—	8	8
Balance as of December 31, 2023	8,019	(4,048)	3,971
Share repurchases, at cost	—	(170)	(170)
Issued for acquisitions	—	545	545
Dispositions	—	7	7
Balance as of December 31, 2024	8,019	(3,666)	4,353

The information in the Notes to Consolidated Financial Statements is an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accompanying consolidated financial statements and the supporting and supplemental material are the responsibility of the management of Exxon Mobil Corporation.
The Corporation’s principal business involves exploration for, and production of, crude oil and natural gas; manufacture, trade, transport and sale of crude oil, natural gas, petroleum products, petrochemicals and a wide variety of specialty products; and pursuit of lower-emission and other new business opportunities including carbon capture and storage, hydrogen, lower-emission fuels, ProxximaTM systems, carbon materials, and lithium.
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Note 1. Summary of Accounting Policies
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
If events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, the Corporation estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. In performing this assessment, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Cash flows used in recoverability assessments are based on the assumptions developed in the Corporate Plan, which is reviewed and approved by the Board of Directors, and are consistent with the criteria management uses to evaluate investment opportunities. These evaluations make use of the Corporation’s assumptions of future capital allocations, crude oil and natural gas commodity prices, including price differentials, refining and chemical margins, volumes, development and operating costs including greenhouse gas emission prices, and foreign currency exchange rates. Notably, when assessing future cash flows, the Corporation includes the estimated costs in support of reaching its 2030 greenhouse gas emission-reduction plans, including its goal of net-zero Scope 1 and 2 greenhouse gas emissions from unconventional operated assets in the Permian Basin, and in Pioneer assets by 2035. Volumes are based on projected field and facility production profiles, throughput, or sales. Management’s estimate of upstream production volumes used for projected cash flows makes use of proved reserve quantities and may include risk-adjusted unproved reserve quantities. Cash flow estimates for impairment testing exclude the effects of derivative instruments. As part of the Corporate Plan, the Company considers estimated greenhouse gas emission costs, even for jurisdictions without a current greenhouse gas pricing policy.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Miscellaneous Financial Information
Research and development expenses totaled $987 million in 2024, $879 million in 2023, and $824 million in 2022.
Net income included before-tax aggregate foreign exchange transaction losses of $507 million, $51 million, and $218 million in 2024, 2023, and 2022, respectively.
LIFO Inventory. In 2024, 2023, and 2022, net income included gains of $176 million, $366 million, and $367 million, respectively, attributable to the combined effects of LIFO inventory accumulations and drawdowns. The aggregate replacement cost of inventories was estimated to exceed their LIFO carrying values by approximately $10 billion and $14 billion at December 31, 2024 and 2023, respectively.
Crude oil, products, and merchandise as of year-end 2024 and 2023 consist of the following:

(millions of dollars)	December 31, 2024	December 31, 2023
Crude oil	6,483	6,944
Petroleum products	6,017	6,248
Chemical products (1)	4,142	3,930
Gas/other	2,802	3,406
Total	19,444	20,528

(1) Chemical products includes basic chemicals (olefins and aromatics), polymers (such as polyolefins, adhesions, specialty elastomers, & butyl), intermediates (e.g. hydrocarbon fluids, plasticizers) and synthetics.

Government Assistance. ASC 832 "Government Assistance" requires disclosure of certain types of government assistance not otherwise covered by authoritative accounting guidance. During 2022 to 2024, certain governments outside the United States provided payments which, individually and in aggregate, were immaterial to the Corporation's financial results. Among these are programs where governments endeavor to stabilize or cap fuel and energy costs for local consumers. To compensate producers who sell at the government-mandated prices, these governments provide reimbursements to the producers. In 2024 and 2023, such reimbursements were negligible as were any corresponding receivables associated with these programs. In 2022, these reimbursements totaled approximately $1.5 billion before tax, which were reflected as reductions to the line captioned "Crude oil and product purchases" on the Consolidated Statement of Income. The terms and conditions of these programs, including their duration, vary by country. In the event that any of these programs are discontinued, the Corporation does not expect a significant impact to its financial results. Additionally, in connection with cap and trade programs in certain countries outside the United States, companies receive allowances from governments covering a specified level of emissions from facilities they operate. The terms of these programs vary by country. The Corporation records these allowances at a nominal amount, generally in "Inventories - Crude oil, products and merchandise" on the Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Other Comprehensive Income Information

ExxonMobil Share of Accumulated Other Comprehensive Income (millions of dollars)	Cumulative Foreign Exchange Translation Adjustment	Postretirement Benefits Reserves Adjustment	Total

Balance as of December 31, 2021	(11,499)	(2,265)	(13,764)
Current period change excluding amounts reclassified from accumulated other comprehensive income	(3,092)	3,205	113
Amounts reclassified from accumulated other comprehensive income	—	381	381
Total change in accumulated other comprehensive income	(3,092)	3,586	494
Balance as of December 31, 2022	(14,591)	1,321	(13,270)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	1,108	(305)	803
Amounts reclassified from accumulated other comprehensive income	427	51	478
Total change in accumulated other comprehensive income	1,535	(254)	1,281
Balance as of December 31, 2023	(13,056)	1,067	(11,989)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	(3,110)	449	(2,661)
Amounts reclassified from accumulated other comprehensive income	—	31	31
Total change in accumulated other comprehensive income	(3,110)	480	(2,630)
Balance as of December 31, 2024	(16,166)	1,547	(14,619)

(1) Cumulative Foreign Exchange Translation Adjustment includes net investment hedge gain/(loss) net of taxes of $196 million and $(135) million in 2024 and 2023, respectively.

Amounts Reclassified Out of Accumulated Other Comprehensive Income - Before-tax Income/(Expense) (millions of dollars)	2024	2023	2022

Foreign exchange translation gain/(loss) included in net income (Statement of Income line: Other income)	—	(609)	—
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs (Statement of Income line: Non-service pension and postretirement benefit expense)	(70)	(81)	(519)

Income Tax (Expense)/Credit For Components of Other Comprehensive Income (millions of dollars)	2024	2023	2022

Foreign exchange translation adjustment	14	341	54
Postretirement benefits reserves adjustment (excluding amortization)	(181)	200	(1,120)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	(27)	(20)	(116)
Total	(194)	521	(1,182)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Cash Flow Information
The Consolidated Statement of Cash Flows provides information about changes in cash and cash equivalents. Highly liquid investments with maturities of three months or less when acquired are classified as cash equivalents.
In 2024, the Corporation completed the acquisition of Pioneer Natural Resources Company (Pioneer) through the issuance of 545 million shares of ExxonMobil common stock having a fair value of $63 billion on the acquisition date and assumed debt with a fair value of $5 billion. Additional information is provided in Note 21.
In 2023, the Corporation completed the acquisition of Denbury Inc. (Denbury) through the issuance of 46 million shares of ExxonMobil common stock having a fair value of $4.8 billion on the acquisition date. Additional information is provided in Note 21.
In 2023, the Corporation completed the sale of Esso Thailand. The sale included cash proceeds as well as cash from debt that was issued to facilitate the sale, which was assumed by the buyer upon closing.
For 2024, the “Net (gain)/loss on asset sales” on the Consolidated Statement of Cash Flows includes before-tax amounts mainly from the sale of upstream assets in the United States, Argentina, and Nigeria. For 2023, the number includes before-tax amounts from the sale of upstream assets in the United States. For 2022, the number includes before-tax amounts from the sale of certain unproved assets in Romania and unconventional assets in Canada and the United States, as well as other smaller divestments. These net (gain)/loss amounts are reported in "Other income" on the Consolidated Statement of Income.

(millions of dollars)	2024	2023	2022

Income taxes paid	13,293	15,473	15,364

Cash interest paid
Included in cash flows from operating activities	624	584	666
Capitalized, included in cash flows from investing activities	1,276	1,152	838
Total cash interest paid	1,900	1,736	1,504
Note 6. Additional Working Capital Information

(millions of dollars)	December 31, 2024	December 31, 2023

Notes and accounts receivable
Trade, less reserves of $162 million and $170 million	35,282	30,296
Other, less reserves of $314 million and $101 million	8,399	7,719
Total	43,681	38,015

Notes and loans payable
Bank loans	63	6
Commercial paper	—	75
Long-term debt due within one year	4,892	4,009
Total	4,955	4,090

Accounts payable and accrued liabilities
Trade payables	36,145	31,249
Payables to equity companies	10,378	11,885
Accrued taxes other than income taxes	3,577	3,817
Other	11,197	11,086
Total	61,297	58,037

Trade notes and accounts receivables include both receivables within the scope of ASC 606 and outside the scope of ASC 606. Receivables outside the scope of ASC 606 primarily relate to physically settled commodity contracts accounted for as derivatives. Credit quality and type of customer are generally similar between receivables within the scope of ASC 606 and those outside it.
The Corporation has short-term committed lines of credit of $0.2 billion which were unused as of December 31, 2024. These lines of credit are available for general corporate purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7. Equity Company Information
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
The share of total equity company revenues from sales to ExxonMobil consolidated companies was 9 percent, 9 percent, and 11 percent in the years 2024, 2023, and 2022, respectively.
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

Equity Company Financial Summary (millions of dollars)	2024		2023		2022
	Total	ExxonMobil Share	Total	ExxonMobil Share	Total	ExxonMobil Share

Total revenues	117,036	35,532	132,783	40,682	183,812	57,528
Income before income taxes	33,357	9,304	35,999	10,078	61,550	19,279
Income taxes	11,434	3,209	11,404	3,085	23,149	7,603
Income from equity affiliates	21,923	6,095	24,595	6,993	38,401	11,676

Current assets	50,779	18,286	53,081	18,713	77,457	24,994
Long-term assets	145,671	39,092	150,198	40,986	153,186	42,921
Total assets	196,450	57,378	203,279	59,699	230,643	67,915

Current liabilities	26,786	8,699	30,721	9,652	53,640	15,555
Long-term liabilities	55,218	16,484	57,237	17,059	62,009	18,929
Net assets	114,446	32,195	115,321	32,988	114,994	33,431

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A list of significant equity companies as of December 31, 2024, together with the Corporation’s percentage ownership interest, is detailed below:

Percentage Ownership Interest

Upstream
Barzan Gas Company Limited	7
BEB Erdgas und Erdoel GmbH & Co. KG	50
Caspian Pipeline Consortium	8
Coral FLNG S.A.	25
Cross Timbers Energy LLC	50
GasTerra B.V.	25
Golden Pass LNG Terminal LLC	30
Golden Pass Pipeline LLC	30
Marine Well Containment Company LLC	11
Mozambique Rovuma Venture S.p.A.	36
Nederlandse Aardolie Maatschappij B.V.	50
Papua New Guinea Liquefied Natural Gas Global Company LDC	33
Permian Highway Pipeline LLC	17
QatarEnergy LNG N (2)	24
QatarEnergy LNG NFE (3)	25
QatarEnergy LNG S (1)	25
QatarEnergy LNG S (2)	31
QatarEnergy LNG S (3)	30
South Hook LNG Terminal Company Limited	24
Tengizchevroil LLP	25

Energy Products, Chemical Products, and/or Specialty Products
Al-Jubail Petrochemical Company	50
Alberta Products Pipe Line Ltd.	45
Fujian Refining & Petrochemical Co. Ltd.	25
Gulf Coast Growth Ventures LLC	50
Infineum USA L.P.	50
Permian Express Partners LLC	12
Saudi Aramco Mobil Refinery Company Ltd.	50
Saudi Yanbu Petrochemical Co.	50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8. Investments, Advances and Long-Term Receivables

(millions of dollars)	December 31, 2024	December 31, 2023

Equity method company investments and advances
Investments	34,010	34,080
Advances, net of allowances of $40 million and $33 million	7,084	7,527
Total equity method company investments and advances	41,094	41,607
Equity securities carried at fair value and other investments at adjusted cost basis	343	177
Long-term receivables and miscellaneous, net of reserves of $2,433 million and $1,966 million	5,763	5,846
Total	47,200	47,630

Note 9. Property, Plant and Equipment and Asset Retirement Obligations

Property, Plant and Equipment (millions of dollars)	December 31, 2024		December 31, 2023
	Cost	Net	Cost	Net

Upstream	423,038	226,021	359,031	148,245
Energy Products	58,259	28,349	57,400	27,284
Chemical Products	39,224	19,973	38,801	20,329
Specialty Products	9,559	4,229	9,385	4,378
Other	23,823	15,746	22,768	14,704
Total	553,903	294,318	487,385	214,940

In 2024, the Corporation identified situations where events or changes in circumstances indicated that the carrying value of certain long-lived assets may not be recoverable and conducted impairment assessments. Before-tax impairment charges recognized during 2024 are immaterial.
In 2023, the Corporation recognized before-tax impairment charges of $3.3 billion, in large part due to impairing the idled Upstream Santa Ynez Unit assets and associated facilities in California, reflecting the continuing challenges in the state regulatory environment that impeded progress in restoring operations. Other before-tax impairment charges recognized during 2023 included $0.3 billion in Upstream, $0.3 billion in Chemical Products, and $0.1 billion in Specialty Products.
In 2022, the Corporation recognized before-tax impairment charges of $4.5 billion as a result of the Corporation's plans to discontinue operations on the Sakhalin-1 project and develop steps to exit the venture in response to Russia's military action in Ukraine (Refer to Note 2 for additional information). Other before-tax impairment charges recognized during 2022 included $1.5 billion in Upstream and $0.4 billion in Energy Products.
Impairment charges are primarily recognized in the lines “Depreciation and depletion” and “Exploration expenses, including dry holes” on the Consolidated Statement of Income. Accumulated depreciation and depletion totaled $259,585 million at the end of 2024 and $272,445 million at the end of 2023.

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
The following table summarizes the activity in the liability for asset retirement obligations:

(millions of dollars)	2024	2023	2022

Balance at January 1	12,989	10,491	10,630
Accretion expense and other provisions	709	734	744
Reduction due to property sales	(1,445)	(288)	(328)
Payments made	(1,191)	(693)	(518)
Liabilities incurred	533	831	119
Foreign currency translation	(447)	124	(330)
Revisions	884	1,790	174
Balance at December 31	12,032	12,989	10,491

The long-term Asset Retirement Obligations were $10,886 million and $11,942 million at December 31, 2024 and 2023, respectively, and are included in “Other long-term obligations” on the Consolidated Balance Sheet. Estimated cash payments in 2025 and 2026 are $1,146 million and $968 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Accounting for Suspended Exploratory Well Costs
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
The following two tables provide details of the changes in the balance of suspended exploratory well costs, including an aging summary of those costs.

Change in capitalized suspended exploratory well costs (millions of dollars)	2024	2023	2022

Balance beginning at January 1	3,559	3,512	4,120
Additions pending the determination of proved reserves	453	200	378
Charged to expense	(69)	(95)	(259)
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(292)	(142)	(142)
Divestments/Other	(51)	84	(585)
Ending balance at December 31	3,600	3,559	3,512
Ending balance attributed to equity companies included above	225	306	306

Period-end capitalized suspended exploratory well costs (millions of dollars)	2024	2023	2022

Capitalized for a period of one year or less	453	200	378
Capitalized for a period of between one and five years	583	1,030	969
Capitalized for a period of between five and ten years	1,544	1,411	1,410
Capitalized for a period of greater than ten years	1,020	918	755
Capitalized for a period greater than one year - subtotal	3,147	3,359	3,134
Total	3,600	3,559	3,512

Exploration activity often involves drilling multiple wells, over a number of years, to fully evaluate a project. The table below provides a breakdown of the number of projects with only exploratory well costs capitalized for a period of one year or less and those that have had exploratory well costs capitalized for a period greater than one year.

	2024	2023	2022

Number of projects that only have exploratory well costs capitalized for a period of one year or less	5	—	10
Number of projects that have exploratory well costs capitalized for a period greater than one year	24	31	26
Total	29	31	36

Of the 24 projects that have exploratory well costs capitalized for a period greater than one year as of December 31, 2024, 11 projects have drilling in the preceding year or exploratory activity planned in the next two years, while the remaining 13 projects are those with completed exploratory activity. These projects are currently being progressed toward development, including evaluation to tie into existing infrastructure, awaiting capacity and aligning with the respective governments for development plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Leases
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

Lease Cost (millions of dollars)	Operating Leases			Finance Leases
	2024	2023	2022	2024	2023	2022

Operating lease cost	2,296	1,976	1,776
Short-term and other (net of sublease rental income)	2,047	1,563	1,389
Amortization of right of use assets				140	107	243
Interest on lease liabilities				149	140	210
Total (1)	4,343	3,539	3,165	289	247	453

(1) Includes $1,195 million, $999 million, and $908 million for drilling rigs and related equipment operating leases in 2024, 2023, and 2022, respectively.

Balance Sheet (millions of dollars)	Operating Leases		Finance Leases
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023

Right of use assets
Included in Other assets, including intangibles - net	7,123	6,849
Included in Property, plant and equipment - net			2,888	2,712
Total right of use assets	7,123	6,849	2,888	2,712

Lease liability due within one year
Included in Accounts payable and accrued liabilities	1,852	1,617	6	5
Included in Notes and loans payable			117	95
Long-term lease liability
Included in Other long-term obligations	4,626	4,393
Included in Long-term debt			2,123	1,821
Included in Long-term obligations to equity companies			115	121
Total lease liability (2)	6,478	6,010	2,361	2,042

Weighted-average remaining lease term (years)	7	8	18	26
Weighted-average discount rate (percent)	4.9%	3.9%	6.4%	7.2%

(2) Includes $2,198 million and $2,032 million for drilling rigs and related equipment operating leases in 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity Analysis of Lease Liabilities (millions of dollars)	Operating Leases	Finance Leases
	December 31, 2024

2025	2,119	275
2026	1,569	274
2027	1,134	265
2028	715	263
2029	305	256
2030 and beyond	1,712	2,450
Total lease payments	7,554	3,783
Discount to present value	(1,076)	(1,422)
Total lease liability	6,478	2,361

In addition to the lease liabilities in the table immediately above, at December 31, 2024, undiscounted commitments for leases not yet commenced totaled $3,938 million for operating leases and $1,957 million for finance leases. Estimated cash payments for operating and finance leases not yet commenced are $248 million and $341 million for 2025 and 2026, respectively. Operating leases not yet commenced primarily relate to LNG transportation vessels. Finance leases not yet commenced primarily relate to a long-term processing agreement to upgrade residue to hydrogen. The underlying assets are primarily designed by, and are being constructed by, the lessors.

Other Information (millions of dollars)	Operating Leases			Finance Leases
	2024	2023	2022	2024	2023	2022

Cash paid for amounts included in the measurement of lease liabilities
Cash flows from operating activities	1,301	1,135	1,119	20	20	20
Cash flows from investing activities	837	758	500
Cash flows from financing activities				121	86	149

Noncash right of use assets recorded for lease liabilities
In exchange for lease liabilities during the period	2,074	2,161	1,997	109	529	73

Note 12. Earnings Per Share

Earnings per common share	2024	2023	2022
Net income (loss) attributable to ExxonMobil (millions of dollars)	33,680	36,010	55,740
Weighted-average number of common shares outstanding (millions of shares) (1)	4,298	4,052	4,205
Earnings (loss) per common share (dollars) (2)	7.84	8.89	13.26
Dividends paid per common share (dollars)	3.84	3.68	3.55

(1) Includes restricted shares not vested as well as 545 million shares issued for the Pioneer acquisition on May 3, 2024.
(2) The earnings (loss) per common share and earnings (loss) per common share - assuming dilution are the same in each period shown.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Financial Instruments and Derivatives
The estimated fair value of financial instruments and derivatives at December 31, 2024, and December 31, 2023, and the related hierarchy level for the fair value measurement was as follows:

	December 31, 2024

	Fair Value
(millions of dollars)	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	3,223	1,206	—	4,429	(3,913)	(3)	—	513
Advances to/receivables from equity companies (2)(6)	—	2,466	4,167	6,633	—	—	451	7,084
Other long-term financial assets (3)	1,468	—	1,504	2,972	—	—	247	3,219

Liabilities
Derivative liabilities (4)	3,561	1,416	—	4,977	(3,913)	(341)	—	723
Long-term debt (5)	28,884	1,813	—	30,697	—	—	3,935	34,632
Long-term obligations to equity companies (6)	—	—	1,393	1,393	—	—	(47)	1,346
Other long-term financial liabilities (7)	—	—	583	583	—	—	57	640

	December 31, 2023

	Fair Value
(millions of dollars)	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	4,544	1,731	—	6,275	(5,177)	(528)	—	570
Advances to/receivables from equity companies (2)(6)	—	2,517	4,491	7,008	—	—	519	7,527
Other long-term financial assets (3)	1,389	—	944	2,333	—	—	202	2,535

Liabilities
Derivative liabilities (4)	4,056	1,608	—	5,664	(5,177)	(40)	—	447
Long-term debt (5)	30,556	2,004	—	32,560	—	—	3,102	35,662
Long-term obligations to equity companies (6)	—	—	1,896	1,896	—	—	(92)	1,804
Other long-term financial liabilities (7)	—	—	697	697	—	—	45	742

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

At December 31, 2024, and December 31, 2023, respectively, the Corporation had $491 million and $800 million of collateral under master netting arrangements not offset against the derivatives on the Consolidated Balance Sheet, primarily related to initial margin requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivative Instruments. The Corporation’s size, strong capital structure, geographic diversity, and the complementary nature of its business segments reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates, and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and to generate returns from trading. Commodity contracts held for trading purposes are presented in the Consolidated Statement of Income on a net basis in the line “Sales and other operating revenue” and in the Consolidated Statement of Cash Flows in “Cash Flows from Operating Activities”. The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of December 31, 2024 and 2023, or results of operations for 2024, 2023, and 2022.
During the fourth quarter of 2024, the Corporation initiated a program to hedge certain of its fixed-rate debt instruments against changes in fair value due to changes in the designated benchmark interest rate. This program utilizes fair value hedge accounting. The derivative (hedging) instruments are fixed-for-floating interest rate swaps, with settlement dates that correspond to the interest payments associated with the fixed-rate debt (hedged item). Changes in the fair values of the hedging instruments are perfectly offset by changes in the fair values of the hedged items; the effects of these changes in fair values are recorded in "Interest expense" in the Consolidated Statement of Income. This program was not material to the Consolidated Financial Statements. The Corporation intends to expand the use of this program in future periods.
Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation maintains a system of controls that includes the authorization, reporting, and monitoring of derivative activity.
The net notional long/(short) position of derivative instruments at December 31, 2024, and December 31, 2023, was as follows:

(millions)	December 31,	December 31,
	2024	2023

Crude oil (barrels)	13	(7)
Petroleum products (barrels)	(32)	(43)
Natural gas (MMBTUs)	(675)	(560)

Realized and unrealized gains/(losses) on derivative instruments that were recognized in the Consolidated Statement of Income are included in the following lines on a before-tax basis:

(millions of dollars)	2024	2023	2022

Sales and other operating revenue	(661)	986	(1,763)
Crude oil and product purchases	3	79	314
Total	(658)	1,065	(1,449)

Note 14. Long-Term Debt
At December 31, 2024, long-term debt consisted of $31,340 million due in U.S. dollars and $5,415 million representing the U.S. dollar equivalent at year-end exchange rates of amounts payable in foreign currencies. These amounts exclude that portion of long-term debt, totaling $4,892 million, which matures within one year and is included in current liabilities.
The amounts of long-term debt, excluding finance lease obligations, maturing in each of the four years after December 31, 2025, in millions of dollars, are: 2026 – $5,456; 2027 – $1,357; 2028 – $1,441; and 2029 – $1,604. At December 31, 2024, the Corporation's unused long-term lines of credit were $1.3 billion.
The Corporation may use non-derivative financial instruments, such as its foreign currency-denominated debt, as hedges of its net investments in certain foreign subsidiaries. Under this method, the change in the carrying value of the financial instruments due to foreign exchange fluctuations is reported in accumulated other comprehensive income. As of December 31, 2024, the Corporation has designated its $3.1 billion of Euro-denominated debt and related accrued interest as a net investment hedge of its European business. The net investment hedge is deemed to be perfectly effective.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summarized long-term debt at year-end 2024 and 2023 are shown in the table below:

(millions of dollars, except where stated otherwise)	Average Rate (1)	December 31, 2024	December 31, 2023

Exxon Mobil Corporation (2)(3)
2.709% notes due 2025		—	1,750
2.992% notes due 2025		—	2,767
3.043% notes due 2026		2,500	2,500
2.275% notes due 2026		1,000	1,000
3.294% notes due 2027		1,000	1,000
2.440% notes due 2029		1,250	1,250
3.482% notes due 2030		1,992	2,000
2.610% notes due 2030		2,000	2,000
2.995% notes due 2039		750	750
4.227% notes due 2040		2,076	2,080
3.567% notes due 2045		1,000	1,000
4.114% notes due 2046		2,500	2,500
3.095% notes due 2049		1,500	1,500
4.327% notes due 2050		2,750	2,750
3.452% notes due 2051		2,750	2,750
Exxon Mobil Corporation - Euro-denominated
0.524% notes due 2028		1,039	1,105
0.835% notes due 2032		1,039	1,105
1.408% notes due 2039		1,039	1,105
XTO Energy Inc. (4)
6.100% senior notes due 2036		187	189
6.750% senior notes due 2037		284	286
6.375% senior notes due 2038		221	223
Pioneer Natural Resources Company (5)
1.125% senior notes due 2026		718	—
5.100% senior notes due 2026		1,097	—
7.200% senior notes due 2028		250	—
1.900% senior notes due 2030		931	—
2.150% senior notes due 2031		846	—
Parsley Energy LLC (6)
4.125% senior notes due 2028		131	—

Industrial revenue bonds due 2025-2051	3.149%	2,032	2,123
Finance leases & other obligations	4.577%	3,951	3,838
Debt issuance costs		(78)	(88)
Total long-term debt		36,755	37,483

(1) Average effective or imputed interest rates at December 31, 2024.
(2) Includes impacts of hedge accounting of interest rate swaps.
(3) Includes premiums of $76 million in 2024 and $97 million in 2023.
(4) Includes premiums of $66 million in 2024 and $71 million in 2023.
(5) Includes net discounts of $348 million in 2024.
(6) Includes discounts of $7 million in 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Incentive Program
The 2003 Incentive Program provides for grants of stock options, stock appreciation rights (SARs), restricted stock, and other forms of awards. Awards may be granted to eligible employees of the Company and those affiliates at least 50 percent owned by the Corporation. Outstanding awards are subject to certain forfeiture provisions contained in the program or award instrument. Options and SARs may be granted at prices not less than 100 percent of market value on the date of grant and have a maximum life of 10 years. The maximum number of shares of stock that may be issued under the 2003 Incentive Program is 220 million. Awards that are forfeited, expire, or are settled in cash do not count against this maximum limit. The 2003 Incentive Program does not have a specified term. New awards may be made until the available shares are depleted, unless the ExxonMobil Board of Directors terminates the plan early. At the end of 2024, remaining shares available for award under the 2003 Incentive Program were 47 million.
Restricted Stock and Restricted Stock Units. Awards of restricted (nonvested) common stock units granted under the 2003 Incentive Program totaled 10,393 thousand, 9,701 thousand, and 9,392 thousand in 2024, 2023, and 2022, respectively. Compensation expense for these awards is based on the price of the stock at the date of grant and is recognized in income over the requisite service period. Shares for these awards are issued to employees from treasury stock. The units that are settled in cash are recorded as liabilities, and their changes in fair value are recognized over the vesting period. During the applicable restricted periods, the shares and units may not be sold or transferred and are subject to forfeiture. The majority of the awards have graded vesting periods, with 50 percent of the shares and units in each award vesting after three years, and the remaining 50 percent vesting after seven years. Some management, professional, and technical participants will receive awards that vest in full after three years. Awards granted to a small number of senior executives have vesting periods of five years for 50 percent of the award and of 10 years for the remaining 50 percent of the award, except that for awards granted prior to 2020 the vesting of the 10-year portion of the award is delayed until retirement if later than 10 years.
In accordance with the terms of the merger agreement for the Pioneer acquisition, which closed on May 3, 2024, awards of Pioneer restricted stock units granted under the Pioneer Amended and Restated 2006 Long Term Incentive Plan (Pioneer LTIP) that did not vest as of immediately prior to the closing were cancelled and converted into awards of ExxonMobil restricted stock units based on the merger exchange ratio. The grant date for the converted Pioneer awards is considered to be the effective date of the acquisition for the purpose of calculating fair value. Compensation costs for the converted Pioneer awards is recognized in income over a period commensurate with the vesting schedule. Pioneer awards vest in three installments over a period of three years with approximately one third of the awards vesting each year. Shares for these awards are issued to employees from treasury stock. The units that are settled in cash are recorded as liabilities and their changes in fair value are recognized over the vesting period. The maximum term of the Pioneer awards is three years. As of the Pioneer acquisition closing on May 3, 2024, the maximum number of shares of stock that can be issued under the Pioneer LTIP was 9,458 thousand. At the end of 2024, remaining shares available for awards under the Pioneer LTIP were 9,362 thousand.
The following tables summarize information about restricted stock and restricted stock units for the year ended December 31, 2024.

Restricted stock and units outstanding	2024
	Shares (thousands)	Weighted-Average Grant-Date Fair Value per Share (dollars)

Issued and outstanding at January 1	37,812	77.94
Awards issued in 2024	10,496	104.21
Vested	(8,185)	74.55
Forfeited	(528)	101.66
Issued and outstanding at December 31	39,595	85.29
Impacts of Pioneer awards incorporated in the totals above include 760 thousand awards issued in 2024, (67) thousand vested and (209) thousand forfeited.

Value of restricted stock units	2024	2023	2022
Grant price (dollars)	118.57	103.16	110.46

Value at date of grant:	(millions of dollars)
Units settled in stock	1,193	900	931
Units settled in cash	129	101	106
Total value	1,322	1,001	1,037

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024, there was $2,588 million of unrecognized compensation cost related to the nonvested restricted awards. This cost is expected to be recognized over a weighted-average period of 4.6 years. The compensation cost charged against income for the restricted stock and restricted stock units was $835 million, $611 million, and $648 million for 2024, 2023, and 2022, respectively. The income tax benefit recognized in income related to this compensation expense was $73 million, $50 million, and $52 million for the same periods, respectively. The fair value of shares and units vested in 2024, 2023, and 2022 was $980 million, $892 million, and $1,027 million, respectively. Cash payments of $87 million, $79 million, and $89 million for vested restricted stock units settled in cash were made in 2024, 2023, and 2022, respectively.

Note 16. Litigation and Other Contingencies
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
Other Contingencies. The Corporation and certain of its consolidated subsidiaries were contingently liable at December 31, 2024, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. Where it is not possible to make a reasonable estimation of the maximum potential amount of future payments, future performance is expected to be either immaterial or have only a remote chance of occurrence.

	December 31, 2024

(millions of dollars)	Equity Company Obligations (1)	Other Third-Party Obligations	Total

Guarantees
Debt-related	1,073	167	1,240
Other	678	5,965	6,643
Total	1,751	6,132	7,883

(1) ExxonMobil share.

Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17. Pension and Other Postretirement Benefits
The benefit obligations and plan assets associated with the Corporation’s principal benefit plans are measured on December 31.

	Pension Benefits				Other Postretirement Benefits

(millions of dollars, except where stated otherwise)	U.S.		Non-U.S.
	2024	2023	2024	2023	2024	2023

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate (percent)	5.70	5.30	4.60	4.30	5.80	5.30
Long-term rate of compensation increase (percent)	4.00	4.50	4.20	4.50	4.00	4.50

Change in benefit obligation
Benefit obligation at January 1	13,143	12,350	21,327	19,342	5,014	5,211
Service cost	499	466	338	323	81	78
Interest cost	671	664	823	922	250	276
Actuarial loss/(gain) (1)	(441)	550	(658)	1,393	(81)	176
Benefits paid (2)(3)	(874)	(870)	(1,240)	(1,214)	(534)	(545)
Foreign exchange rate changes	—	—	(1,274)	515	(40)	11
Amendments, divestments and other	1	(17)	(118)	46	101	(193)
Benefit obligation at December 31	12,999	13,143	19,198	21,327	4,791	5,014
Accumulated benefit obligation at December 31	11,227	11,033	17,818	19,769	—	—

(1) Actuarial loss/(gain) primarily reflects higher discount rates.
(2) Benefit payments for funded and unfunded plans.
(3) For 2024 and 2023, other postretirement benefits paid are net of $10 million and $19 million of Medicare subsidy receipts, respectively.

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
The measurement of the accumulated postretirement benefit obligation assumes a health care cost trend rate of 4.0 percent in 2026 and subsequent years.

	Pension Benefits				Other Postretirement Benefits

(millions of dollars)	U.S.		Non-U.S.
	2024	2023	2024	2023	2024	2023

Change in plan assets
Fair value at January 1	11,367	10,989	18,431	16,757	371	348
Actual return on plan assets	286	1,121	862	1,484	20	36
Foreign exchange rate changes	—	—	(1,051)	492	—	—
Company contribution	300	—	288	615	24	38
Benefits paid (1)	(709)	(743)	(931)	(878)	(51)	(51)
Other	—	—	(221)	(39)	—	—
Fair value at December 31	11,244	11,367	17,378	18,431	364	371

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

	Pension Benefits

(millions of dollars)	U.S.		Non-U.S.
	2024	2023	2024	2023

Assets in excess of/(less than) benefit obligation
Balance at December 31
Funded plans	(267)	(271)	1,679	1,028
Unfunded plans	(1,488)	(1,505)	(3,499)	(3,924)
Total	(1,755)	(1,776)	(1,820)	(2,896)

The authoritative guidance for defined benefit pension and other postretirement plans requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its Consolidated Balance Sheet and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income.

	Pension Benefits				Other Postretirement Benefits

(millions of dollars)	U.S.		Non-U.S.
	2024	2023	2024	2023	2024	2023
Assets in excess of/(less than) benefit obligation
Balance at December 31 (1)	(1,755)	(1,776)	(1,820)	(2,896)	(4,427)	(4,643)

Amounts recorded in the Consolidated Balance Sheet consist of:
Other assets	2	—	2,399	1,895	—	—
Current liabilities	(213)	(201)	(207)	(225)	(283)	(288)
Postretirement benefits reserves	(1,544)	(1,575)	(4,012)	(4,566)	(4,144)	(4,355)
Total recorded	(1,755)	(1,776)	(1,820)	(2,896)	(4,427)	(4,643)

Amounts recorded in accumulated other comprehensive income consist of:
Net actuarial loss/(gain)	631	744	557	1,364	(1,421)	(1,453)
Prior service cost	(252)	(283)	420	401	(405)	(459)
Total recorded in accumulated other comprehensive income	379	461	977	1,765	(1,826)	(1,912)

(1) Fair value of assets less benefit obligation shown on the preceding page.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The long-term expected rate of return on funded assets shown below is established for each benefit plan by developing a forward-looking, long-term return assumption for each asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted-average of the target asset allocation percentages and the long-term return assumption for each asset class.

	Pension Benefits						Other Postretirement Benefits

(millions of dollars, except where stated otherwise)	U.S.			Non-U.S.
	2024	2023	2022	2024	2023	2022	2024	2023	2022

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate (percent)	5.30	5.60	3.00	4.30	4.90	2.20	5.30	5.60	3.10
Long-term rate of return on funded assets (percent)	6.80	5.20	4.60	5.50	4.20	3.50	6.00	4.70	3.80
Long-term rate of compensation increase (percent)	4.50	4.50	4.50	4.50	5.20	4.20	4.50	4.50	4.50

Components of net periodic benefit cost
Service cost	499	466	712	338	323	570	81	78	138
Interest cost	671	664	518	823	922	614	250	276	216
Expected return on plan assets	(724)	(532)	(560)	(955)	(688)	(815)	(20)	(14)	(14)
Amortization of actuarial loss/(gain)	83	85	156	97	108	180	(103)	(122)	6
Amortization of prior service cost	(31)	(29)	(29)	50	52	43	(63)	(42)	(42)
Net pension enhancement and curtailment/settlement cost	27	29	205	16	5	4	—	—	—
Net periodic benefit cost	525	683	1,002	369	722	596	145	176	304

Changes in amounts recorded in accumulated other comprehensive income:
Net actuarial loss/(gain)	(3)	(39)	(607)	(611)	602	(1,641)	(81)	154	(1,910)
Amortization of actuarial (loss)/gain	(110)	(114)	(361)	(112)	(108)	(183)	103	122	(6)
Prior service cost/(credit)	—	(17)	—	81	153	84	(8)	(312)	—
Amortization of prior service (cost)/credit	31	29	29	(44)	(52)	(40)	63	42	42
Foreign exchange rate changes	—	—	—	(102)	46	(199)	9	(2)	(7)
Total recorded in other comprehensive income	(82)	(141)	(939)	(788)	641	(1,979)	86	4	(1,881)
Total recorded in net periodic benefit cost and other comprehensive income, before tax	443	542	63	(419)	1,363	(1,383)	231	180	(1,577)

Costs for defined contribution plans were $415 million, $383 million, and $365 million in 2024, 2023, and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the change in accumulated other comprehensive income is shown in the table below:

	Total Pension and Other Postretirement Benefits

(millions of dollars)	2024	2023	2022

(Charge)/credit to other comprehensive income, before tax
U.S. pension	82	141	939
Non-U.S. pension	788	(641)	1,979
Other postretirement benefits	(86)	(4)	1,881
Total (charge)/credit to other comprehensive income, before tax	784	(504)	4,799
(Charge)/credit to income tax (see Note 4)	(208)	180	(1,236)
(Charge)/credit to investment in equity companies	24	16	235
(Charge)/credit to other comprehensive income including noncontrolling interests, after tax	600	(308)	3,798
Charge/(credit) to equity of noncontrolling interests	(120)	54	(212)
(Charge)/credit to other comprehensive income attributable to ExxonMobil	480	(254)	3,586

The Corporation’s investment strategy for benefit plan assets reflects a long-term view, a careful assessment of the risks inherent in plan assets and liabilities, and broad diversification to reduce the risk of the portfolio. The benefit plan assets are primarily invested in passive global equity and local currency fixed income index funds to diversify risk while minimizing costs. The equity funds hold ExxonMobil stock only to the extent necessary to replicate the relevant equity index. The fixed income funds are largely invested in investment-grade corporate and government debt securities with interest rate sensitivity designed to approximate the interest rate sensitivity of plan liabilities.
Target asset allocations for benefit plans are reviewed periodically and set based on considerations such as risk, diversification, liquidity, and funding level. The target asset allocations for the major benefit plans range from 15 to 40 percent in equity securities and the remainder in fixed income securities. The equity allocation for the U.S. plan includes a target allocation of 10 percent to limited partnerships that focus on the venture capital, growth and buyout sectors of the private equity market. Certain non-U.S. plans include small allocations to private equity partnerships that primarily focus on early-stage venture capital.
The fair value measurement levels are accounting terms that refer to different methods of valuing assets. The terms do not represent the relative risk or credit quality of an investment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The 2024 fair value of the benefit plan assets, including the level within the fair value hierarchy, is shown in the tables below:

	U.S. Pension						Non-U.S. Pension

(millions of dollars)	Fair Value Measurement at December 31, 2024, Using:						Fair Value Measurement at December 31, 2024, Using:
	Level 1	Level 2		Level 3	Net Asset Value	Total	Level 1		Level 2		Level 3	Net Asset Value	Total

Asset category:
Equity securities
U.S.	—	—		—	2,263	2,263	—		—		—	2,865	2,865
Non-U.S.	—	—		—	1,225	1,225	43	(1)	—		—	1,560	1,603
Private equity	—	—		—	439	439	—		—		—	291	291
Debt securities
Corporate	—	971	(2)	—	4,498	5,469	—		49	(2)	—	3,650	3,699
Government	—	592	(2)	—	1,126	1,718	77	(3)	141	(2)	—	8,222	8,440
Asset-backed	—	—		—	1	1	—		12	(2)	—	180	192
Other	—	—		—	—	—	—		—		—	13	13
Real Estate	—	—		—	—	—	—		—		—	107	107
Cash	—	—		—	113	113	78		6	(4)	—	69	153
Other	—	14		—	—	14	—		—		—	—	—
Total at fair value	—	1,577		—	9,665	11,242	198		208		—	16,957	17,363
Insurance contracts at contract value						2							15
Total plan assets						11,244							17,378

(1) For non-U.S. equity securities held in separate accounts, fair value is based on observable quoted prices on active exchanges.
(2) For corporate, government and asset-backed debt securities, fair value is based on observable inputs of comparable market transactions.
(3) For government debt securities that are traded on active exchanges, fair value is based on observable quoted prices.
(4) For cash balances that are subject to withdrawal penalties or other adjustments, the fair value is treated as a level 2 input.

	Other Postretirement

(millions of dollars)	Fair Value Measurement at December 31, 2024, Using:
	Level 1		Level 2		Level 3	Net Asset Value	Total

Asset category:
Equity securities
U.S.	92	(1)	—		—	—	92
Non-U.S.	36	(1)	—		—	—	36
Debt securities
Corporate	—		57	(2)	—	—	57
Government	—		174	(2)	—	—	174
Asset-backed	—		3	(2)	—	—	3
Cash	—		2		—	—	2
Total at fair value	128		236		—	—	364

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets is shown in the table below:

	Pension Benefits

(millions of dollars)	U.S.		Non-U.S.
	2024	2023	2024	2023

For funded pension plans with an accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	—	—	1,025	1,145
Fair value of plan assets	—	—	574	562

For funded pension plans with a projected benefit obligation in excess of plan assets:
Projected benefit obligation	11,501	11,638	1,982	2,334
Fair value of plan assets	11,232	11,367	1,261	1,465

For unfunded pension plans:
Projected benefit obligation	1,488	1,505	3,499	3,924
Accumulated benefit obligation	1,229	1,173	3,224	3,592

All other postretirement benefit plans are unfunded or underfunded.

	Pension Benefits		Other Postretirement Benefits

(millions of dollars)	U.S.	Non-U.S.	Gross	Medicare Subsidy Receipt

Contributions expected in 2025	—	325	—	—
Benefit payments expected in:
2025	1,104	1,101	356	1
2026	1,109	1,077	349	1
2027	1,102	1,110	346	1
2028	1,119	1,146	344	1
2029	1,133	1,131	343	1
2030 - 2034	5,854	5,681	1,752	3
Note 18. Disclosures about Segments and Related Information
Our reportable segments are Upstream, Energy Products, Chemical Products, and Specialty Products. The factors used to identify these reportable segments are based on the nature of the operations that are undertaken by each segment and reflect the nature of internal reviews by our Management Committee (MC). The MC is considered collectively, and not in their individual capacity, to be our Chief Operating Decision Maker (CODM), and includes our CEO, CFO, and two Senior Vice Presidents serving as contact executives overseeing the Upstream and Product Solutions businesses.
The Upstream segment is organized to explore for and produce crude oil and natural gas. Product Solutions consists of the Energy Products, Chemical Products, and Specialty Products segments, which are organized to manufacture and sell petroleum products and petrochemicals.
•Energy Products: Fuels, aromatics, and catalysts and licensing
•Chemical Products: Olefins, polyolefins, and intermediates
•Specialty Products: Finished lubricants, basestocks and waxes, synthetics, and elastomers and resins
The CODM generally allocates resources through an annual planning process. They also allocate capital based on detailed project economics and long-term strategic objectives across reportable segments. The CODM primarily uses changes in Net income (loss) attributable to ExxonMobil to assess segment financial performance.
Net income (loss) attributable to ExxonMobil includes transfers at estimated market prices. In Corporate and Financing, interest revenue relates to interest earned on cash deposits and marketable securities. Interest expense includes non-debt-related interest expense of $437 million in 2024, $234 million in 2023, and $117 million in 2022.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

As of December 31, 2024
Revenues and other income
Sales and other operating revenue	22,929	14,202	101,325	159,531	8,558	14,338	5,790	12,463	339,136
Income from equity affiliates	(36)	5,649	140	(109)	166	615	—	(26)	6,399
Intersegment revenue	24,633	41,809	23,626	26,034	7,329	3,893	2,462	573	130,359
Other income	890	670	295	192	5	7	22	116	2,197
Segment revenues and other income	48,416	62,330	125,386	185,648	16,058	18,853	8,274	13,126	478,091

Costs and other items
Crude oil and product purchases	18,325	10,388	110,205	153,811	8,510	12,621	4,160	8,753	326,773
Operating expenses, excl. depreciation and depletion (1)	9,822	10,695	8,034	8,924	4,781	4,419	1,931	2,316	50,922
Depreciation and depletion (includes impairments)	11,510	8,014	799	734	611	485	104	133	22,390
Interest expense	185	82	9	10	1	1	—	3	291
Other taxes and duties	334	2,750	3,421	19,699	68	78	7	185	26,542
Total costs and other deductions	40,176	31,929	122,468	183,178	13,971	17,604	6,202	11,390	426,918
Segment income (loss) before income taxes	8,240	30,401	2,918	2,470	2,087	1,249	2,072	1,736	51,173
Income tax expense (benefit)	1,814	10,622	631	164	460	262	494	243	14,690
Segment net income (loss) incl. noncontrolling interests	6,426	19,779	2,287	2,306	1,627	987	1,578	1,493	36,483
Net income (loss) attributable to noncontrolling interests	—	815	188	372	—	37	2	17	1,431
Segment net income (loss)	6,426	18,964	2,099	1,934	1,627	950	1,576	1,476	35,052

Reconciliation of consolidated revenues
Segment revenues and other income			478,091
Other revenues (2)			1,853
Elimination of intersegment revenues			(130,359)
Total consolidated revenues and other income			349,585

Reconciliation of income (loss) attributable to ExxonMobil
Total segment net income (loss)			35,052
Corporate and Financing income (loss)			(1,372)
Net income (loss) attributable to ExxonMobil			33,680

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
As of December 31, 2024
Additions to property, plant and equipment (3)	94,649	8,371	589	1,450	474	1,161	230	227	107,151
Investments in equity companies	4,884	21,396	444	915	3,016	2,649	—	814	34,118
Total assets	154,914	134,609	32,143	43,399	17,445	17,692	2,882	8,040	411,124

Reconciliation to Corporate Total	Segment Total		Corporate and Financing		Corporate Total
Additions to property, plant and equipment (3)	107,151		2,181		109,332
Investments in equity companies	34,118		(108)		34,010
Total assets	411,124		42,351		453,475

(1) Operating expenses, excl. depreciation and depletion includes the following GAAP line items, as reflected on the Income Statement: Production and manufacturing expenses; Selling, general and administrative expenses; Exploration expenses, including dry holes; and Non-service pension and postretirement benefit expense.

(2) Primarily Corporate and Financing Interest revenue of $1,600 million.
(3) Includes non-cash additions. See Note 21 for additions resulting from the Pioneer acquisition in 2024.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

As of December 31, 2023
Revenues and other income
Sales and other operating revenue	9,500	16,074	103,868	164,515	7,951	14,314	6,044	12,363	334,629
Income from equity affiliates	63	5,550	140	131	126	761	—	(25)	6,746
Intersegment revenue	20,971	38,982	23,481	28,258	7,991	3,643	2,570	555	126,451
Other income	631	466	183	87	6	12	19	139	1,543
Segment revenues and other income	31,165	61,072	127,672	192,991	16,074	18,730	8,633	13,032	469,369

Costs and other items
Crude oil and product purchases	9,945	11,279	107,796	152,487	8,824	13,096	4,718	8,955	317,100
Operating expenses, excl. depreciation and depletion (1)	6,696	10,960	7,851	9,434	4,560	4,643	1,822	2,238	48,204
Depreciation and depletion (includes impairments)	8,863	7,737	765	797	605	706	93	222	19,788
Interest expense	82	74	4	7	2	2	—	2	173
Other taxes and duties	361	2,684	3,421	22,226	61	78	6	174	29,011
Total costs and other deductions	25,947	32,734	119,837	184,951	14,052	18,525	6,639	11,591	414,276
Segment income (loss) before income taxes	5,218	28,338	7,835	8,040	2,022	205	1,994	1,441	55,093
Income tax expense (benefit)	1,016	10,593	1,543	1,492	396	158	458	235	15,891
Segment net income (loss) incl. noncontrolling interests	4,202	17,745	6,292	6,548	1,626	47	1,536	1,206	39,202
Net income (loss) attributable to noncontrolling interests	—	639	169	529	—	36	—	28	1,401
Segment net income (loss)	4,202	17,106	6,123	6,019	1,626	11	1,536	1,178	37,801

Reconciliation of consolidated revenues
Segment revenues and other income			469,369
Other revenues (2)			1,664
Elimination of intersegment revenues			(126,451)
Total consolidated revenues and other income			344,582

Reconciliation of income (loss) attributable to ExxonMobil
Total segment net income (loss)			37,801
Corporate and Financing income (loss)			(1,791)
Net income (loss) attributable to ExxonMobil			36,010

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
As of December 31, 2023
Additions to property, plant and equipment (3)	10,372	8,217	1,106	1,455	600	1,775	81	370	23,976
Investments in equity companies	4,436	21,485	406	1,135	3,086	2,700	—	952	34,200
Total assets	67,452	138,914	32,123	42,337	17,599	17,076	2,620	8,379	326,500

Reconciliation to Corporate Total	Segment Total		Corporate and Financing		Corporate Total
Additions to property, plant and equipment (3)	23,976		5,062		29,038
Investments in equity companies	34,200		(120)		34,080
Total assets	326,500		49,817		376,317

(1) Operating expenses, excl. depreciation and depletion includes the following GAAP line items, as reflected on the Income Statement: Production and manufacturing expenses; Selling, general and administrative expenses; Exploration expenses, including dry holes; and Non-service pension and postretirement benefit expense.

(2) Primarily Corporate and Financing Interest revenue of $1,628 million.
(3) Includes non-cash additions.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

As of December 31, 2022
Revenues and other income
Sales and other operating revenue	14,579	30,585	117,824	188,153	10,670	16,949	6,152	13,727	398,639
Income from equity affiliates	411	10,133	126	322	91	771	—	(23)	11,831
Intersegment revenue	25,658	46,076	29,001	36,894	9,081	5,201	2,587	825	155,323
Other income	449	1,504	184	208	39	30	25	112	2,551
Segment revenues and other income	41,097	88,298	147,135	225,577	19,881	22,951	8,764	14,641	568,344

Costs and other items
Crude oil and product purchases	12,786	20,770	123,675	182,293	11,551	15,847	5,112	10,384	382,418
Operating expenses, excl. depreciation and depletion (1)	6,693	12,723	8,373	12,092	4,900	5,022	2,028	2,388	54,219
Depreciation and depletion (includes impairments)	5,791	14,013	741	1,246	542	446	95	193	23,067
Interest expense	51	38	1	7	—	1	—	1	99
Other taxes and duties	718	3,559	3,306	20,040	40	79	5	172	27,919
Total costs and other deductions	26,039	51,103	136,096	215,678	17,033	21,395	7,240	13,138	487,722
Segment income (loss) before income taxes	15,058	37,195	11,039	9,899	2,848	1,556	1,524	1,503	80,622
Income tax expense (benefit)	3,330	11,575	2,615	2,420	520	292	334	252	21,338
Segment net income (loss) incl. noncontrolling interests	11,728	25,620	8,424	7,479	2,328	1,264	1,190	1,251	59,284
Net income (loss) attributable to noncontrolling interests	—	869	84	853	—	49	—	26	1,881
Segment net income (loss)	11,728	24,751	8,340	6,626	2,328	1,215	1,190	1,225	57,403

Reconciliation of consolidated revenues
Segment revenues and other income			568,344
Other revenues (2)			659
Elimination of intersegment revenues			(155,323)
Total consolidated revenues and other income			413,680

Reconciliation of income (loss) attributable to ExxonMobil
Total segment net income (loss)			57,403
Corporate and Financing income (loss)			(1,663)
Net income (loss) attributable to ExxonMobil			55,740

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
As of December 31, 2022
Additions to property, plant and equipment (3)	5,940	6,441	1,141	964	1,026	1,692	37	200	17,441
Investments in equity companies	4,893	21,502	368	1,154	3,124	2,417	—	1,177	34,635
Total assets	66,695	139,764	31,729	41,836	17,342	15,875	2,839	8,316	324,396

Reconciliation to Corporate Total	Segment Total		Corporate and Financing		Corporate Total
Additions to property, plant and equipment (3)	17,441		897		18,338
Investments in equity companies	34,635		(113)		34,522
Total assets	324,396		44,671		369,067

(1) Operating expenses, excl. depreciation and depletion includes the following GAAP line items, as reflected on the Income Statement: Production and manufacturing expenses; Selling, general and administrative expenses; Exploration expenses, including dry holes; and Non-service pension and postretirement benefit expense.

(2) Primarily Corporate and Financing Interest revenue of $446 million.
(3) Includes non-cash additions.
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

Sales and other operating revenue (millions of dollars)	2024	2023	2022

Revenue from contracts with customers	245,143	256,455	304,758
Revenue outside the scope of ASC 606	94,104	78,242	93,917
Total	339,247	334,697	398,675

Geographic

Sales and other operating revenue (millions of dollars)	2024	2023	2022

United States	138,657	127,374	149,225
Non-U.S.	200,590	207,323	249,450
Total	339,247	334,697	398,675

Significant non-U.S. revenue sources include: (1)
Canada	29,746	28,994	32,970
United Kingdom	20,580	23,372	33,988
Singapore	15,724	15,331	19,029
France	13,743	14,803	17,727

(1) Revenue is determined by primary country of operations. Excludes certain sales and other operating revenues in Non-U.S. operations where attribution to a specific country is not practicable.

Long-lived assets (millions of dollars)	December 31,
	2024	2023	2022

United States	178,633	95,792	90,051
Non-U.S.	115,685	119,148	114,641
Total	294,318	214,940	204,692

Significant non-U.S. long-lived assets include:
Canada	28,761	31,682	31,106
Singapore	12,621	12,490	11,972
Guyana	12,414	9,689	6,766
Australia	9,818	11,212	11,372

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 19. Income and Other Taxes

(millions of dollars)	2024			2023			2022
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Income tax expense (benefit) Federal and non-U.S.
Current	2,061	11,940	14,001	1,987	12,111	14,098	696	15,071	15,767
Deferred - net	(318)	(512)	(830)	463	481	944	4,122	(539)	3,583
U.S. tax on non-U.S. operations	241	—	241	315	—	315	65	—	65
Total federal and non-U.S.	1,984	11,428	13,412	2,765	12,592	15,357	4,883	14,532	19,415
State	398	—	398	72	—	72	761	—	761
Total income tax expense (benefit)	2,382	11,428	13,810	2,837	12,592	15,429	5,644	14,532	20,176

All other taxes and duties
Other taxes and duties	3,849	22,439	26,288	3,871	25,140	29,011	4,087	23,832	27,919
Included in production and manufacturing expenses	2,510	652	3,162	1,961	726	2,687	2,204	862	3,066
Included in SG&A expenses	179	265	444	183	310	493	151	319	470
Total other taxes and duties	6,538	23,356	29,894	6,015	26,176	32,191	6,442	25,013	31,455
Total	8,920	34,784	43,704	8,852	38,768	47,620	12,086	39,545	51,631

The above provisions for deferred income taxes include net benefits of $28 million in 2024, and net expenses of $24 million and $30 million in 2023 and 2022, respectively, related to changes in tax laws and rates.

Additional European Taxes on the Energy Sector. On October 6, 2022, European Union (“EU”) Member States adopted an EU Council Regulation which, along with other measures, introduced a new tax described as an emergency intervention to address high energy prices. This regulation imposed a mandatory tax on certain companies active in the crude petroleum, coal, natural gas, and refinery sectors. The regulation required EU Member States to levy a minimum 33 percent tax on in-scope companies’ 2022 and/or 2023 “surplus profits", defined in the regulation as taxable profits exceeding 120 percent of the annual average profits during the 2018-2021 period. EU Member States were required to implement the tax, or an equivalent national measure, by December 31, 2022. The enactment of these regulations by EU Member States resulted in an after-tax charge of approximately $1.8 billion to the Corporation’s fourth-quarter 2022 results and approximately $0.2 billion in 2023, mainly reflected in the line “Income tax expense (benefit)” on the Consolidated Statement of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reconciliation between income tax expense (credit) and a theoretical U.S. tax computed by applying a rate of 21 percent for 2024, 2023, and 2022 is as follows:

(millions of dollars)	2024	2023	2022

Income (loss) before income taxes
United States	12,258	14,786	28,281
Non-U.S.	36,615	37,997	49,472
Total	48,873	52,783	77,753
Theoretical tax	10,263	11,084	16,328
Effect of equity method of accounting	(1,301)	(1,341)	(2,407)
Non-U.S. taxes in excess of/(less than) theoretical U.S. tax (1)	4,986	5,888	6,423
State taxes, net of federal tax benefit	314	57	601
Other	(452)	(259)	(769)
Total income tax expense (credit)	13,810	15,429	20,176

Effective tax rate calculation
Income tax expense (credit)	13,810	15,429	20,176
ExxonMobil share of equity company income taxes	3,197	3,058	7,594
Total income tax expense (credit)	17,007	18,487	27,770
Net income (loss) including noncontrolling interests	35,063	37,354	57,577
Total income (loss) before taxes	52,070	55,841	85,347

Effective income tax rate	33%	33%	33%

(1) Includes the impact of the additional European taxes on the energy sector of $115 million and $1,825 million in 2023 and 2022, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.
Deferred tax liabilities/(assets) are comprised of the following at December 31:

Tax effects of temporary differences for: (millions of dollars)	2024	2023

Property, plant and equipment	40,881	26,627
Other liabilities	8,113	7,534
Total deferred tax liabilities	48,994	34,161

Pension and other postretirement benefits	(1,365)	(1,777)
Asset retirement obligations	(3,156)	(3,532)
Tax loss carryforwards	(4,575)	(4,317)
Other assets	(7,308)	(6,361)
Total deferred tax assets	(16,404)	(15,987)

Asset valuation allowances	2,516	2,641
Net deferred tax liabilities	35,106	20,815

In 2024, asset valuation allowances of $2,516 million decreased by $125 million and included net provisions of $41 million and foreign currency and other net benefits of $166 million.

Balance sheet classification (millions of dollars)	2024	2023

Other assets, including intangibles, net	(3,936)	(3,637)
Deferred income tax liabilities	39,042	24,452
Net deferred tax liabilities	35,106	20,815

The Corporation’s undistributed earnings from subsidiary companies outside the United States include amounts that have been retained to fund prior and future capital project expenditures. Deferred income taxes have not been recorded for potential future tax obligations, such as foreign withholding tax and state tax, as these undistributed earnings are expected to be indefinitely reinvested for the foreseeable future. As of December 31, 2024, it is not practicable to estimate the unrecognized deferred tax liability. However, unrecognized deferred taxes on remittance of these funds are not expected to be material.

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

Gross unrecognized tax benefits (millions of dollars)	2024	2023	2022

Balance at January 1	3,935	3,398	9,130
Additions based on current year's tax positions	376	350	539
Additions for prior years' tax positions	103	400	294
Reductions for prior years' tax positions	(293)	(38)	(6,243)
Reductions due to lapse of the statute of limitations	(17)	(25)	(16)
Settlements with tax authorities	(13)	(153)	(277)
Foreign exchange effects/other	(56)	3	(29)
Balance at December 31	4,035	3,935	3,398
The gross unrecognized tax benefit balances shown above predominantly relate to tax positions that would reduce the Corporation’s effective tax rate if the positions are favorably resolved. Unfavorable resolution of these tax positions generally would not increase the effective tax rate. The 2024, 2023, and 2022 changes in unrecognized tax benefits did not have a material effect on the Corporation’s net income.
Resolution of these tax positions through negotiations with the relevant tax authorities or through litigation may take many years to complete. It is difficult to predict the timing of resolution for these tax positions since the timing is not entirely within the control of the Corporation. Unlike 2022, during which litigation resolved certain unrecognized tax benefit positions, there was no major resolution of unrecognized tax benefit positions in 2023 or 2024. The Corporation has various U.S. federal income tax positions at issue with the Internal Revenue Service for tax years beginning with 2010. Unfavorable resolution of these issues would not have a materially adverse effect on the Corporation’s net income or liquidity.
It is reasonably possible that the total amount of unrecognized tax benefits could increase by up to 20 percent or decrease by up to 30 percent in the next 12 months.
The following table summarizes the tax years that remain subject to examination by major tax jurisdiction:

Country of Operation	Open Tax Years

Canada	2001	—	2024
Kazakhstan	2015	—	2024
Nigeria	2017	—	2024
Papua New Guinea	2008	—	2024
United Arab Emirates			2024
United States	2010	—	2024

The Corporation classifies interest on income tax-related balances as interest expense or interest income and classifies tax-related penalties as operating expense.
For 2024, 2023, and 2022, the Corporation's net interest expense on income tax reserves was $142 million, $60 million, and $16 million, respectively. The related interest payable balances were $275 million and $134 million at December 31, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 20. Divestment Activities
In 2024, the Corporation realized proceeds of approximately $5.0 billion and recognized net after-tax earnings of approximately $1.0 billion from its divestment activities. This included the sale of the Santa Ynez Unit and associated facilities in California, Mobil Producing Nigeria Unlimited, ExxonMobil Exploration Argentina, the Fos-sur-Mer Refinery (France), the Adriatic LNG terminal (Italy), and certain conventional and unconventional assets in the United States, as well as other smaller divestments.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 21. Mergers and Acquisitions
Pioneer Natural Resources Company
On May 3, 2024, the Corporation acquired Pioneer, an independent oil and gas exploration and production company. In connection with the acquisition, we issued 545 million shares of ExxonMobil common stock having a fair value of $63 billion on the acquisition date, and assumed debt with a fair value of $5 billion.

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

(2) Property, plant and equipment, of which a significant portion relates to crude oil and natural gas properties, was primarily valued using the income approach. Significant inputs and assumptions used in the income approach included estimates for commodity prices, future oil and gas production volumes, drilling and development costs, and risk-adjusted discount rates. Collectively, these inputs are level 3 inputs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Actual and Pro Forma Impact of Merger
The following table presents revenues and earnings included in the Consolidated Statement of Income for Pioneer since the acquisition date (May 3, 2024) through December 31, 2024:

(millions of dollars)	Twelve Months Ended December 31, 2024
Sales and other operating revenues	17,008
Net income (loss) attributable to ExxonMobil	1,710

The following table presents unaudited pro forma information for the Corporation as if the merger with Pioneer had occurred at the beginning of January 1, 2023:

Unaudited (millions of dollars)	Twelve Months Ended December 31,
	2024	2023
Sales and other operating revenues	347,406	358,014
Net income (loss) attributable to ExxonMobil	34,476	39,211
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Denbury Inc.
On November 2, 2023, the Corporation acquired Denbury, a developer of carbon capture, utilization, and storage solutions and enhanced oil recovery producing assets. The acquisition also included Gulf Coast and Rocky Mountain oil and natural gas operations.
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
The transaction was accounted for as a business combination in accordance with ASC 805, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the fair values of the assets acquired and liabilities assumed:

(billions of dollars)	Denbury

Current assets	0.4
Property, plant & equipment	6.4
Other assets	0.2
Total assets	7.0

Current liabilities	0.3
Long-term liabilities	1.6
Total liabilities	1.9

Net assets acquired	5.1

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

SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (unaudited)
The results of operations for producing activities shown below do not include earnings from other activities that ExxonMobil includes in the Upstream function, such as oil and gas transportation operations, LNG liquefaction and transportation operations, power operations, technical service agreements, gains and losses from derivative activity, other nonoperating activities and adjustments for noncontrolling interests. These excluded amounts for both consolidated and equity companies totaled $1,395 million in 2024, $(519) million in 2023 and $4,802 million in 2022. Oil sands mining operations are included in the results of operations in accordance with Securities and Exchange Commission and Financial Accounting Standards Board rules.

Results of Operations (millions of dollars)	United States	Canada/ Other Americas	Europe	Africa	Asia	Australia/ Oceania	Total

2024
Consolidated Subsidiaries
Sales to third parties	13,036	5,774	986	425	2,473	3,790	26,484
Transfers	13,745	13,140	43	5,764	10,825	817	44,334
Revenue	26,781	18,914	1,029	6,189	13,298	4,607	70,818

Production costs excluding taxes	6,869	4,745	406	1,723	1,163	610	15,516
Exploration expenses	43	485	46	213	31	8	826
Depreciation and depletion	11,114	3,343	94	1,436	1,390	852	18,229
Taxes other than income	2,163	115	31	479	1,987	370	5,145
Related income tax	1,502	2,025	202	605	6,562	805	11,701
Results of producing activities for consolidated subsidiaries	5,090	8,201	250	1,733	2,165	1,962	19,401

Equity Companies
Sales to third parties	69	—	361	191	13,054	—	13,675
Transfers	—	—	15	—	142	—	157
Revenue	69	—	376	191	13,196	—	13,832
Production costs excluding taxes	58	—	422	50	659	—	1,189
Exploration expenses	—	—	2	—	—	—	2
Depreciation and depletion	239	—	36	35	781	—	1,091
Taxes other than income	6	—	10	—	4,469	—	4,485
Related income tax	—	—	(48)	24	2,495	—	2,471
Results of producing activities for equity companies	(234)	—	(46)	82	4,792	—	4,594

Total results of operations	4,856	8,201	204	1,815	6,957	1,962	23,995

Results of Operations (millions of dollars)	United States	Canada/ Other Americas	Europe	Africa	Asia	Australia/ Oceania	Total

2023
Consolidated Subsidiaries
Sales to third parties	5,098	4,027	1,345	298	2,490	4,588	17,846
Transfers	13,378	11,474	47	6,355	10,779	600	42,633
Revenue	18,476	15,501	1,392	6,653	13,269	5,188	60,479
Production costs excluding taxes	4,164	4,943	623	1,710	1,146	511	13,097
Exploration expenses	44	505	25	124	18	35	751
Depreciation and depletion	8,479	2,866	96	1,561	1,519	755	15,276
Taxes other than income	1,701	117	48	516	1,936	358	4,676
Related income tax	703	1,196	315	1,299	6,498	1,078	11,089
Results of producing activities for consolidated subsidiaries	3,385	5,874	285	1,443	2,152	2,451	15,590

Equity Companies
Sales to third parties	182	—	1,211	214	14,653	—	16,260
Transfers	83	—	29	—	232	—	344
Revenue	265	—	1,240	214	14,885	—	16,604
Production costs excluding taxes	239	—	419	39	714	—	1,411
Exploration expenses	—	—	—	—	—	—	—
Depreciation and depletion	58	—	27	42	605	—	732
Taxes other than income	12	—	27	—	5,049	—	5,088
Related income tax	—	—	202	30	2,904	—	3,136
Results of producing activities for equity companies	(44)	—	565	103	5,613	—	6,237

Total results of operations	3,341	5,874	850	1,546	7,765	2,451	21,827

2022
Consolidated Subsidiaries
Sales to third parties	8,801	4,401	2,388	463	2,710	6,222	24,985
Transfers	17,020	12,568	60	8,634	12,274	996	51,552
Revenue	25,821	16,969	2,448	9,097	14,984	7,218	76,537
Production costs excluding taxes	3,965	5,519	464	1,965	1,492	513	13,918
Exploration expenses	18	698	28	168	51	62	1,025
Depreciation and depletion	5,472	3,700	193	2,293	5,672	829	18,159
Taxes other than income	2,314	120	140	729	2,312	689	6,304
Related income tax	3,294	1,112	1,048	2,004	6,008	1,549	15,015
Results of producing activities for consolidated subsidiaries	10,758	5,820	575	1,938	(551)	3,576	22,116

Equity Companies
Sales to third parties	820	—	2,791	10	20,750	—	24,371
Transfers	640	—	51	—	316	—	1,007
Revenue	1,460	—	2,842	10	21,066	—	25,378
Production costs excluding taxes	667	—	607	21	379	—	1,674
Exploration expenses	—	—	1	—	—	—	1
Depreciation and depletion	280	—	48	1	717	—	1,046
Taxes other than income	37	—	232	—	6,857	—	7,126
Related income tax	—	—	1,413	(2)	4,559	—	5,970
Results of producing activities for equity companies	476	—	541	(10)	8,554	—	9,561

Total results of operations	11,234	5,820	1,116	1,928	8,003	3,576	31,677

Oil and Gas Exploration and Production Costs
The amounts shown for net capitalized costs of consolidated subsidiaries are $9,619 million less at year-end 2024 and $10,769 million less at year-end 2023 than the amounts reported as investments in property, plant and equipment for the Upstream in Note 9. This is due to the exclusion from capitalized costs of certain transportation and research assets and assets relating to LNG operations. Assets related to oil sands and oil shale mining operations are included in the capitalized costs in accordance with Financial Accounting Standards Board rules.

Capitalized Costs (millions of dollars)		United States	Canada/ Other Americas	Europe	Africa	Asia	Australia/ Oceania	Total

As of December 31, 2024
Consolidated Subsidiaries
Property (acreage) costs	– Proved	28,143	3,238	8	693	2,990	654	35,726
	– Unproved	49,903	2,367	42	108	5	2,656	55,081
Total property costs		78,046	5,605	50	801	2,995	3,310	90,807
Producing assets		131,125	50,905	12,304	34,991	45,482	15,317	290,124
Incomplete construction		6,685	12,854	196	1,317	2,269	2,078	25,399
Total capitalized costs		215,856	69,364	12,550	37,109	50,746	20,705	406,330
Accumulated depreciation and depletion		74,303	27,479	11,953	32,837	32,822	10,534	189,928
Net capitalized costs for consolidated subsidiaries		141,553	41,885	597	4,272	17,924	10,171	216,402

Equity Companies
Property (acreage) costs	– Proved	—	—	3	309	—	—	312
	– Unproved	—	—	—	3,111	—	—	3,111
Total property costs		—	—	3	3,420	—	—	3,423
Producing assets		1,360	—	5,222	402	19,215	—	26,199
Incomplete construction		2	—	15	453	5,091	—	5,561
Total capitalized costs		1,362	—	5,240	4,275	24,306	—	35,183
Accumulated depreciation and depletion		1,046	—	4,935	76	8,564	—	14,621
Net capitalized costs for equity companies		316	—	305	4,199	15,742	—	20,562

As of December 31, 2023
Consolidated Subsidiaries
Property (acreage) costs	– Proved	14,758	3,420	7	1,512	3,013	699	23,409
	– Unproved	11,220	3,035	37	122	5	2,660	17,079
Total property costs		25,978	6,455	44	1,634	3,018	3,359	40,488
Producing assets		100,167	53,019	12,676	52,243	45,260	15,306	278,671
Incomplete construction		5,460	9,712	172	1,393	3,178	2,402	22,317
Total capitalized costs		131,605	69,186	12,892	55,270	51,456	21,067	341,476
Accumulated depreciation and depletion		72,548	27,224	12,289	48,751	32,764	10,424	204,000
Net capitalized costs for consolidated subsidiaries		59,057	41,962	603	6,519	18,692	10,643	137,476

Equity Companies
Property (acreage) costs	– Proved	—	—	4	309	—	—	313
	– Unproved	—	—	—	3,111	—	—	3,111
Total property costs		—	—	4	3,420	—	—	3,424
Producing assets		1,332	—	5,493	288	10,153	—	17,266
Incomplete construction		1	—	11	550	13,083	—	13,645
Total capitalized costs		1,333	—	5,508	4,258	23,236	—	34,335
Accumulated depreciation and depletion		789	—	5,177	42	7,768	—	13,776
Net capitalized costs for equity companies		544	—	331	4,216	15,468	—	20,559

Oil and Gas Exploration and Production Costs (continued)
The amounts reported as costs incurred include both capitalized costs and costs charged to expense during the year. Costs incurred also include new asset retirement obligations established in the current year, as well as increases or decreases to the asset retirement obligation resulting from changes in cost estimates or abandonment date. Total consolidated costs incurred in 2024 were $105,094 million, up $84,142 million from 2023, due primarily to the Pioneer acquisition and higher development costs. In 2023, costs were $20,952 million, up $6,439 million from 2022, due primarily to higher development costs and the Denbury acquisition. Total equity company costs incurred in 2024 were $1,134 million, down $376 million from 2023, due to lower development costs.

Costs Incurred in Property Acquisitions, Exploration and Development Activities (millions of dollars)		United States	Canada/ Other Americas	Europe	Africa	Asia	Australia/ Oceania	Total

During 2024
Consolidated Subsidiaries
Property acquisition costs	– Proved	39,271	—	—	1	—	—	39,272
	– Unproved	45,196	—	5	—	—	—	45,201
Exploration costs		55	838	63	268	30	8	1,262
Development costs		10,903	5,839	113	910	750	844	19,359
Total costs incurred for consolidated subsidiaries		95,425	6,677	181	1,179	780	852	105,094

Equity Companies
Property acquisition costs	– Proved	—	—	—	—	—	—	—
	– Unproved	—	—	—	—	—	—	—
Exploration costs		—	—	2	—	—	—	2
Development costs		3	—	20	18	1,091	—	1,132
Total costs incurred for equity companies		3	—	22	18	1,091	—	1,134

During 2023
Consolidated Subsidiaries
Property acquisition costs	– Proved	2,456	—	—	2	—	—	2,458
	– Unproved	171	—	—	6	—	—	177
Exploration costs		54	693	23	117	18	35	940
Development costs		8,978	5,914	55	562	822	1,046	17,377
Total costs incurred for consolidated subsidiaries		11,659	6,607	78	687	840	1,081	20,952

Equity Companies
Property acquisition costs	– Proved	—	—	—	—	—	—	—
	– Unproved	—	—	—	—	—	—	—
Exploration costs		—	—	—	—	—	—	—
Development costs		10	—	5	7	1,488	—	1,510
Total costs incurred for equity companies		10	—	5	7	1,488	—	1,510

During 2022
Consolidated Subsidiaries
Property acquisition costs	– Proved	10	11	—	151	32	—	204
	– Unproved	19	—	—	—	—	7	26
Exploration costs		27	736	71	145	38	62	1,079
Development costs		5,821	4,759	161	533	1,490	440	13,204
Total costs incurred for consolidated subsidiaries		5,877	5,506	232	829	1,560	509	14,513

Equity Companies
Property acquisition costs	– Proved	—	—	—	—	—	—	—
	– Unproved	—	—	—	—	—	—	—
Exploration costs		—	—	1	—	—	—	1
Development costs		95	—	13	22	1,638	—	1,768
Total costs incurred for equity companies		95	—	14	22	1,638	—	1,769

Oil and Gas Reserves
The following information describes changes during the years and balances of proved oil and gas reserves at year-end 2022, 2023, and 2024.
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
In accordance with the Securities and Exchange Commission’s (SEC) rules, the Corporation’s year-end reserves volumes, as well as the reserves change categories shown in the following tables, are required to be calculated on the basis of average prices during the 12-month period prior to the ending date of the period covered by this report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period. These reserves quantities are also used in calculating unit-of-production depreciation rates and in calculating the standardized measure of discounted net cash flows.
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
Reserves reported under production sharing and other nonconcessionary agreements are based on the economic interest as defined by the specific fiscal terms in the agreement. The production and reserves reported for these types of arrangements typically vary inversely with oil and natural gas price changes. As oil and natural gas prices increase, the cash flow and value received by the Company increase; however, the production volumes and reserves required to achieve this value will typically be lower because of the higher prices. When prices decrease, the opposite effect generally occurs. The percentage of total proved reserves (consolidated subsidiaries plus equity companies) at year-end 2024 that were associated with production sharing contract arrangements was 11 percent on an oil-equivalent basis (natural gas is converted to an oil-equivalent basis at six billion cubic feet per one million barrels).
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
The changes between 2024 year-end proved reserves and 2023 year-end proved reserves include worldwide production of 1.6 billion oil-equivalent barrels (GOEB) and asset sales of 0.1 GOEB primarily in Nigeria. Additions to proved reserves include 2.3 GOEB related to the Pioneer acquisition, 1.9 GOEB from extensions and discoveries primarily in the United States and Guyana, and net revisions of 0.6 GOEB primarily attributed to the United Arab Emirates, United States, Canada, and Guyana.
The changes between 2023 year-end proved reserves and 2022 year-end proved reserves include worldwide production of 1.4 billion GOEB, asset sales of 0.2 GOEB primarily in the United States, and downward revisions of 0.4 GOEB. Additions to proved reserves include 1.1 GOEB from extensions and discoveries primarily in the United States and Guyana and 0.2 GOEB related to the Denbury acquisition.
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

Crude Oil, Natural Gas Liquids, Bitumen and Synthetic Oil Proved Reserves
	Crude Oil							Natural Gas Liquids	Bitumen	Synthetic Oil	Total
(millions of barrels)	United States	Canada/ Other Americas	Europe	Africa	Asia	Australia/ Oceania	Total	Worldwide	Canada/ Other Americas	Canada/ Other Americas

Net proved developed and undeveloped reserves of consolidated subsidiaries
January 1, 2022	2,307	769	3	335	3,037	74	6,525	1,136	2,894	438	10,993
Revisions (1)	(375)	52	3	38	(95)	2	(375)	(85)	(422)	(62)	(944)
Improved recovery	—	—	—	—	—	—	—	—	—	—	—
Purchases	1	—	—	—	—	—	1	—	—	—	1
Sales	(3)	(12)	—	(17)	—	—	(32)	(20)	—	—	(52)
Extensions/discoveries	465	208	—	—	—	—	673	235	67	—	975
Production	(191)	(72)	(1)	(85)	(148)	(10)	(507)	(90)	(119)	(23)	(739)
December 31, 2022	2,204	945	5	271	2,794	66	6,285	1,176	2,420	353	10,234
Attributable to noncontrolling interests		14							554	107

Proportional interest in proved reserves of equity companies
January 1, 2022	155	—	10	5	741	—	911	270	—	—	1,181
Revisions	(21)	—	(7)	—	(17)	—	(45)	(10)	—	—	(55)
Improved recovery	—	—	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	110	—	110	117	—	—	227
Sales	—	—	—	—	—	—	—	—	—	—	—
Extensions/discoveries	—	—	—	—	—	—	—	—	—	—	—
Production	(15)	—	(1)	—	(78)	—	(94)	(22)	—	—	(116)
December 31, 2022	119	—	2	5	756	—	882	355	—	—	1,237
Total liquids proved reserves at December 31, 2022	2,323	945	7	276	3,550	66	7,167	1,531	2,420	353	11,471
(1) Includes (118) million barrels in Russia which were expropriated. See Note 2.

Net proved developed and undeveloped reserves of consolidated subsidiaries
January 1, 2023	2,204	945	5	271	2,794	66	6,285	1,176	2,420	353	10,234
Revisions	(398)	32	—	31	30	3	(302)	(110)	123	26	(263)
Improved recovery	—	—	—	—	—	—	—	—	—	—	—
Purchases	156	—	—	—	—	—	156	2	—	—	158
Sales	(12)	—	—	—	(4)	—	(16)	(5)	—	—	(21)
Extensions/discoveries	355	105	—	—	—	—	460	272	—	—	732
Production	(203)	(88)	(1)	(78)	(153)	(8)	(531)	(99)	(129)	(25)	(784)
December 31, 2023	2,102	994	4	224	2,667	61	6,052	1,236	2,414	354	10,056
Attributable to noncontrolling interests		1							551	108

Proportional interest in proved reserves of equity companies
January 1, 2023	119	—	2	5	756	—	882	355	—	—	1,237
Revisions	—	—	1	—	103	—	104	1	—	—	105
Improved recovery	—	—	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	—	—	—	—	—	—
Sales	(108)	—	—	—	—	—	(108)	(1)	—	—	(109)
Extensions/discoveries	—	—	—	—	—	—	—	—	—	—	—
Production	(4)	—	—	—	(79)	—	(83)	(22)	—	—	(105)
December 31, 2023	7	—	3	5	780	—	795	333	—	—	1,128
Total liquids proved reserves at December 31, 2023	2,109	994	7	229	3,447	61	6,847	1,569	2,414	354	11,184

Crude Oil, Natural Gas Liquids, Bitumen and Synthetic Oil Proved Reserves (continued)
	Crude Oil							Natural Gas Liquids	Bitumen	Synthetic Oil	Total
(millions of barrels)	United States	Canada/ Other Americas	Europe	Africa	Asia	Australia/ Oceania	Total	Worldwide	Canada/ Other Americas	Canada/ Other Americas

Net proved developed and undeveloped reserves of consolidated subsidiaries
January 1, 2024	2,102	994	4	224	2,667	61	6,052	1,236	2,414	354	10,056
Revisions	(176)	116	—	62	603	1	606	(128)	152	(35)	595
Improved recovery	—	—	—	—	—	—	—	—	—	—	—
Purchases	877	—	—	—	—	—	877	730	—	—	1,607
Sales	(18)	(4)	—	(45)	(7)	—	(74)	(15)	—	—	(89)
Extensions/discoveries	804	138	—	25	—	—	967	489	—	—	1,456
Production	(316)	(126)	(1)	(75)	(154)	(7)	(679)	(148)	(137)	(23)	(987)
December 31, 2024	3,273	1,118	3	191	3,109	55	7,749	2,164	2,429	296	12,638
Attributable to noncontrolling interests									552	90

Proportional interest in proved reserves of equity companies
January 1, 2024	7	—	3	5	780	—	795	333	—	—	1,128
Revisions	—	—	—	2	19	—	21	3	—	—	24
Improved recovery	—	—	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—	—	—	—
Extensions/discoveries	—	—	—	—	—	—	—	—	—	—	—
Production	(1)	—	(1)	—	(75)	—	(77)	(22)	—	—	(99)
December 31, 2024	6	—	2	7	724	—	739	314	—	—	1,053
Total liquids proved reserves at December 31, 2024	3,279	1,118	5	198	3,833	55	8,488	2,478	2,429	296	13,691

Crude Oil, Natural Gas Liquids, Bitumen and Synthetic Oil Proved Reserves (continued)
	Crude Oil and Natural Gas Liquids								Bitumen	Synthetic Oil	Total
(millions of barrels)	United States	Canada/ Other Americas	Europe	Africa	Asia	Australia/ Oceania	Total		Canada/ Other Americas	Canada/ Other Americas

As of December 31, 2022
Proved developed reserves
Consolidated subsidiaries	1,688	378	5	259	2,067	50	4,447		2,288	248	6,983
Equity companies	126	—	2	5	360	—	493		—	—	493
Proved undeveloped reserves
Consolidated subsidiaries	1,568	568	—	35	813	30	3,014		132	105	3,251
Equity companies	—	—	—	—	744	—	744		—	—	744
Total liquids proved reserves at December 31, 2022	3,382	946	7	299	3,984	80	8,698		2,420	353	11,471

As of December 31, 2023
Proved developed reserves
Consolidated subsidiaries	1,735	433	4	217	1,996	45	4,430		2,307	242	6,979
Equity companies	11	—	3	5	438	—	457		—	—	457
Proved undeveloped reserves
Consolidated subsidiaries	1,498	561	—	20	751	28	2,858		107	112	3,077
Equity companies	—	—	—	—	671	—	671		—	—	671
Total liquids proved reserves at December 31, 2023	3,244	994	7	242	3,856	73	8,416		2,414	354	11,184

As of December 31, 2024
Proved developed reserves
Consolidated subsidiaries	3,053	473	3	153	1,969	40	5,691		2,308	190	8,189
Equity companies	9	—	2	7	569	—	587		—	—	587
Proved undeveloped reserves
Consolidated subsidiaries	2,308	646	—	38	1,208	22	4,222		121	106	4,449
Equity companies	—	—	—	—	466	—	466		—	—	466
Total liquids proved reserves at December 31, 2024	5,370	1,119	5	198	4,212	62	10,966	(1)	2,429	296	13,691

(1) See previous pages for natural gas liquids proved reserves attributable to consolidated subsidiaries and equity companies. For additional information on natural gas liquids proved reserves, see Item 2 in ExxonMobil’s 2024 Form 10-K.

Natural Gas and Oil-Equivalent Proved Reserves
	Natural Gas (billions of cubic feet)							Oil-Equivalent Total All Products (1) (millions of oil-equivalent barrels)
	United States	Canada/ Other Americas	Europe	Africa	Asia	Australia/ Oceania	Total

Net proved developed and undeveloped reserves of consolidated subsidiaries
January 1, 2022	14,988	919	383	317	3,693	6,363	26,663	15,436
Revisions (2)	(990)	(38)	149	49	(307)	187	(950)	(1,102)
Improved recovery	—	—	—	—	—	—	—	—
Purchases	2	—	—	—	—	—	2	1
Sales	(1,551)	(272)	—	(1)	—	—	(1,824)	(356)
Extensions/discoveries	2,232	175	—	—	—	—	2,407	1,376
Production	(1,036)	(76)	(119)	(53)	(325)	(542)	(2,151)	(1,097)
December 31, 2022	13,645	708	413	312	3,061	6,008	24,147	14,258
Attributable to noncontrolling interests		77

Proportional interest in proved reserves of equity companies
January 1, 2022	140	—	408	806	10,158	—	11,512	3,100
Revisions	(3)	—	104	(132)	29	—	(2)	(55)
Improved recovery	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	3,101	—	3,101	744
Sales	—	—	—	—	—	—	—	—
Extensions/discoveries	—	—	—	—	—	—	—	—
Production	(10)	—	(132)	(11)	(979)	—	(1,132)	(305)
December 31, 2022	127	—	380	663	12,309	—	13,479	3,484
Total proved reserves at December 31, 2022	13,772	708	793	975	15,370	6,008	37,626	17,742

Net proved developed and undeveloped reserves of consolidated subsidiaries
January 1, 2023	13,645	708	413	312	3,061	6,008	24,147	14,258
Revisions	(1,945)	(201)	(3)	(49)	121	339	(1,738)	(553)
Improved recovery	—	—	—	—	—	—	—	—
Purchases	7	—	—	—	—	—	7	159
Sales	(417)	(1)	—	—	(9)	—	(427)	(92)
Extensions/discoveries	1,930	67	—	—	—	—	1,997	1,065
Production	(957)	(53)	(103)	(43)	(379)	(489)	(2,024)	(1,121)
December 31, 2023	12,263	520	307	220	2,794	5,858	21,962	13,716
Attributable to noncontrolling interests		26

Proportional interest in proved reserves of equity companies
January 1, 2023	127	—	380	663	12,309	—	13,479	3,484
Revisions	(27)	—	18	157	(32)	—	116	124
Improved recovery	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	—	—	—
Sales	(35)	—	—	—	—	—	(35)	(115)
Extensions/discoveries	—	—	—	—	—	—	—	—
Production	(8)	—	(54)	(40)	(956)	—	(1,058)	(281)
December 31, 2023	57	—	344	780	11,321	—	12,502	3,212
Total proved reserves at December 31, 2023	12,320	520	651	1,000	14,115	5,858	34,464	16,928

(1) Natural gas is converted to an oil-equivalent basis at six billion cubic feet per one million barrels.
(2) Includes (199) billion cubic feet of natural gas and (152) million total oil-equivalent barrels in Russia which were expropriated. See Note 2.

Natural Gas and Oil-Equivalent Proved Reserves (continued)
	Natural Gas (billions of cubic feet)							Oil-Equivalent Total All Products (1) (millions of oil-equivalent barrels)
	United States	Canada/ Other Americas	Europe	Africa	Asia	Australia/ Oceania	Total

Net proved developed and undeveloped reserves of consolidated subsidiaries
January 1, 2024	12,263	520	307	220	2,794	5,858	21,962	13,716
Revisions	(911)	22	198	24	124	97	(446)	521
Improved recovery	—	—	—	—	—	—	—	—
Purchases	4,044	—	—	—	—	—	4,044	2,281
Sales	(83)	(10)	—	(105)	(5)	—	(203)	(123)
Extensions/discoveries	2,683	68	—	2	—	1	2,754	1,915
Production	(1,153)	(59)	(99)	(46)	(373)	(477)	(2,207)	(1,355)
December 31, 2024	16,843	541	406	95	2,540	5,479	25,904	16,955
Attributable to noncontrolling interests		20

Proportional interest in proved reserves of equity companies
January 1, 2024	57	—	344	780	11,321	—	12,502	3,212
Revisions	(3)	—	9	80	49	—	135	46
Improved recovery	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Extensions/discoveries	—	—	—	—	—	—	—	—
Production	(7)	—	(37)	(44)	(904)	—	(992)	(264)
December 31, 2024	47	—	316	816	10,466	—	11,645	2,994
Total proved reserves at December 31, 2024	16,890	541	722	911	13,006	5,479	37,549	19,949

(1) Natural gas is converted to an oil-equivalent basis at six billion cubic feet per one million barrels.

Natural Gas and Oil-Equivalent Proved Reserves (continued)
	Natural Gas (billions of cubic feet)							Oil-Equivalent Total All Products (1) (millions of oil-equivalent barrels)
	United States	Canada/ Other Americas	Europe	Africa	Asia	Australia/ Oceania	Total

As of December 31, 2022
Proved developed reserves
Consolidated subsidiaries	9,577	371	408	307	2,037	3,162	15,862	9,627
Equity companies	127	—	326	663	5,020	—	6,136	1,516
Proved undeveloped reserves
Consolidated subsidiaries	4,068	337	5	5	1,024	2,846	8,285	4,631
Equity companies	—	—	54	—	7,289	—	7,343	1,968
Total proved reserves at December 31, 2022	13,772	708	793	975	15,370	6,008	37,626	17,742

As of December 31, 2023
Proved developed reserves
Consolidated subsidiaries	8,138	329	307	220	1,935	3,163	14,092	9,327
Equity companies	57	—	290	780	4,223	—	5,350	1,349
Proved undeveloped reserves
Consolidated subsidiaries	4,125	191	—	—	859	2,695	7,870	4,389
Equity companies	—	—	54	—	7,098	—	7,152	1,863
Total proved reserves at December 31, 2023	12,320	520	651	1,000	14,115	5,858	34,464	16,928

As of December 31, 2024
Proved developed reserves
Consolidated subsidiaries	11,671	296	406	93	1,900	3,204	17,570	11,118
Equity companies	47	—	262	816	4,242	—	5,367	1,481
Proved undeveloped reserves
Consolidated subsidiaries	5,172	245	—	2	640	2,275	8,334	5,838
Equity companies	—	—	54	—	6,224	—	6,278	1,512
Total proved reserves at December 31, 2024	16,890	541	722	911	13,006	5,479	37,549	19,949

(1) Natural gas is converted to an oil-equivalent basis at six billion cubic feet per one million barrels.

Standardized Measure of Discounted Future Cash Flows
As required by the Financial Accounting Standards Board, the standardized measure of discounted future net cash flows is computed by applying first-day-of-the-month average prices, year-end costs and legislated tax rates, and a discount factor of 10 percent to net proved reserves. The standardized measure includes costs for future dismantlement, abandonment, and rehabilitation obligations. The Corporation believes the standardized measure does not provide a reliable estimate of the Corporation’s expected future cash flows to be obtained from the development and production of its oil and gas properties or of the value of its proved oil and gas reserves. The standardized measure is prepared on the basis of certain prescribed assumptions, including first-day-of-the-month average prices, which represent discrete points in time and therefore may cause significant variability in cash flows from year to year as prices change.

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

(1) Includes discounted future net cash flows attributable to noncontrolling interests in ExxonMobil consolidated subsidiaries of $6,596 million in 2022.

Standardized Measure of Discounted Future Cash Flows (continued) (millions of dollars)	United States	Canada/Other Americas (1)	Europe	Africa	Asia	Australia/ Oceania	Total

As of December 31, 2023
Consolidated Subsidiaries
Future cash inflows from sales of oil and gas	213,623	227,365	3,918	19,282	221,822	63,204	749,214
Future production costs	68,753	113,875	1,611	5,025	52,672	13,971	255,907
Future development costs	37,784	38,436	1,881	4,466	11,926	6,393	100,886
Future income tax expenses	14,270	15,973	509	4,337	121,751	12,119	168,959
Future net cash flows	92,816	59,081	(83)	5,454	35,473	30,721	223,462
Effect of discounting net cash flows at 10%	49,199	23,471	(762)	402	18,537	16,215	107,062
Discounted future net cash flows	43,617	35,610	679	5,052	16,936	14,506	116,400

Equity Companies
Future cash inflows from sales of oil and gas	818	—	5,101	4,393	158,643	—	168,955
Future production costs	503	—	982	233	73,496	—	75,214
Future development costs	75	—	697	100	5,452	—	6,324
Future income tax expenses	—	—	1,539	1,120	24,374	—	27,033
Future net cash flows	240	—	1,883	2,940	55,321	—	60,384
Effect of discounting net cash flows at 10%	76	—	672	1,635	20,135	—	22,518
Discounted future net cash flows	164	—	1,211	1,305	35,186	—	37,866

Total consolidated and equity interests in standardized measure of discounted future net cash flows	43,781	35,610	1,890	6,357	52,122	14,506	154,266

As of December 31, 2024
Consolidated Subsidiaries
Future cash inflows from sales of oil and gas	312,279	236,954	4,339	15,493	250,850	54,247	874,162
Future production costs	109,915	96,932	1,583	3,167	60,404	12,599	284,600
Future development costs	48,781	37,253	1,921	3,675	17,608	6,083	115,321
Future income tax expenses	21,728	21,738	644	2,801	129,925	9,846	186,682
Future net cash flows	131,855	81,031	191	5,850	42,913	25,719	287,559
Effect of discounting net cash flows at 10%	64,731	34,232	(387)	1,419	23,172	12,898	136,065
Discounted future net cash flows	67,124	46,799	578	4,431	19,741	12,821	151,494

Equity Companies
Future cash inflows from sales of oil and gas	614	—	3,557	5,685	138,978	—	148,834
Future production costs	379	—	766	534	66,969	—	68,648
Future development costs	69	—	709	55	4,243	—	5,076
Future income tax expenses	—	—	1,106	1,431	19,566	—	22,103
Future net cash flows	166	—	976	3,665	48,200	—	53,007
Effect of discounting net cash flows at 10%	42	—	298	2,099	16,397	—	18,837
Discounted future net cash flows	124	—	677	1,566	31,803	—	34,170

Total consolidated and equity interests in standardized measure of discounted future net cash flows	67,248	46,799	1,255	5,997	51,544	12,821	185,664

(1) Includes discounted future net cash flows attributable to noncontrolling interests in ExxonMobil consolidated subsidiaries of $3,055 million in 2023 and $4,466 million in 2024.

Change in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

Consolidated and Equity Interests (millions of dollars)	2022
	Consolidated Subsidiaries	Share of Equity Method Investees	Total Consolidated and Equity Interests

Discounted future net cash flows as of December 31, 2021	115,880	37,939	153,819

Value of reserves added during the year due to extensions, discoveries, improved recovery and net purchases/sales less related costs	18,592	3,008	21,600
Changes in value of previous-year reserves due to:
Sales and transfers of oil and gas produced during the year, net of production (lifting) costs	(57,344)	(17,037)	(74,381)
Development costs incurred during the year	11,834	1,849	13,683
Net change in prices, lifting and development costs	139,844	51,094	190,938
Revisions of previous reserves estimates	(1,985)	2,140	155
Accretion of discount	14,655	4,938	19,593
Net change in income taxes	(51,867)	(14,684)	(66,551)
Total change in the standardized measure during the year	73,729	31,308	105,037

Discounted future net cash flows as of December 31, 2022	189,609	69,247	258,856

Consolidated and Equity Interests (millions of dollars)	2023
	Consolidated Subsidiaries	Share of Equity Method Investees	Total Consolidated and Equity Interests

Discounted future net cash flows as of December 31, 2022	189,609	69,247	258,856

Value of reserves added during the year due to extensions, discoveries, improved recovery and net purchases/sales less related costs	5,658	(1,701)	3,957
Changes in value of previous-year reserves due to:
Sales and transfers of oil and gas produced during the year, net of production (lifting) costs	(43,836)	(10,218)	(54,054)
Development costs incurred during the year	15,343	1,502	16,845
Net change in prices, lifting and development costs	(120,924)	(51,923)	(172,847)
Revisions of previous reserves estimates	4,953	5,096	10,049
Accretion of discount	23,006	8,962	31,968
Net change in income taxes	42,591	16,901	59,492
Total change in the standardized measure during the year	(73,209)	(31,381)	(104,590)

Discounted future net cash flows as of December 31, 2023	116,400	37,866	154,266

Consolidated and Equity Interests (millions of dollars)	2024
	Consolidated Subsidiaries	Share of Equity Method Investees	Total Consolidated and Equity Interests

Discounted future net cash flows as of December 31, 2023	116,400	37,866	154,266

Value of reserves added during the year due to extensions, discoveries, improved recovery and net purchases/sales less related costs	42,405	—	42,405
Changes in value of previous-year reserves due to:
Sales and transfers of oil and gas produced during the year, net of production (lifting) costs	(51,236)	(8,268)	(59,504)
Development costs incurred during the year	18,924	1,135	20,059
Net change in prices, lifting and development costs	(4,549)	(5,811)	(10,360)
Revisions of previous reserves estimates	20,779	1,690	22,469
Accretion of discount	15,232	4,853	20,085
Net change in income taxes	(6,461)	2,705	(3,756)
Total change in the standardized measure during the year	35,094	(3,696)	31,398

Discounted future net cash flows as of December 31, 2024	151,494	34,170	185,664

INDEX TO EXHIBITS

Exhibit	Description
3(i)	Restated Certificate of Incorporation, as restated November 30, 1999, and as further amended effective June 20, 2001 (incorporated by reference to Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for 2015).
3(ii)	By-Laws, as amended effective October 25, 2022 (incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K of October 31, 2022).
4(vi)	Description of ExxonMobil Capital Stock (incorporated by reference to Exhibit 4(vi) to the Registrant's Annual Report on Form 10-K for 2019).
10(iii)(a.1)	2003 Incentive Program, as approved by shareholders May 28, 2003 (incorporated by reference to Exhibit 10(iii)(a.1) to the Registrant’s Annual Report on Form 10-K for 2017).*
10(iii)(a.2)	Extended Provisions for Restricted Stock Agreements (incorporated by reference to Exhibit 10(iii)(a.2) to the Registrant’s Annual Report on Form 10-K for 2016).*
10(iii)(a.3)	Extended Provisions for Restricted Stock Unit Agreements – Settlement in Shares.*
10(iii)(b.1)	Short Term Incentive Program, as amended (incorporated by reference to Exhibit 10(iii)(b.1) to the Registrant’s Annual Report on Form 10-K for 2023).*
10(iii)(b.2)	Earnings Bonus Unit instrument (incorporated by reference to Exhibit 10(iii)(b.2) to the Registrant's Annual Report on Form 10-K for 2019).*
10(iii)(b.3)	Amendment of 2018 and 2019 Earnings Bonus Unit instruments, effective November 23, 2021 (incorporated by reference to Exhibit 99.1 to the Registrant's Report on Form 8-K of November 30, 2021).*
10(iii)(b.4)	Pioneer Natural Resources Company Second Amended and Restated 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(iii)(b.4) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2024).*
10(iii)(c.1)	ExxonMobil Supplemental Savings Plan (incorporated by reference to Exhibit 10(iii)(c.1) to the Registrant's Annual Report on Form 10-K for 2022).*
10(iii)(c.2)	ExxonMobil Supplemental Pension Plan (incorporated by reference to Exhibit 10(iii)(c.2) to the Registrant's Annual Report on Form 10-K for 2022).*
10(iii)(c.3)	ExxonMobil Additional Payments Plan (incorporated by reference to Exhibit 10(iii)(c.3) to the Registrant’s Annual Report on Form 10-K for 2023).*
10(iii)(d)	ExxonMobil Executive Life Insurance and Death Benefit Plan (incorporated by reference to Exhibit 10(iii)(d) to the Registrant’s Annual Report on Form 10-K for 2016).*
10(iii)(f.1)	2004 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10(iii)(f.1) to the Registrant’s Annual Report on Form 10-K for 2018).*
10(iii)(f.2)	Standing resolution for non-employee director restricted grants dated September 26, 2007 (incorporated by reference to Exhibit 10(iii)(f.2) to the Registrant’s Annual Report on Form 10-K for 2016).*
10(iii)(f.3)	Form of restricted stock grant letter for non-employee directors.*
10(iii)(f.4)	Standing resolution for non-employee director cash fees dated March 1, 2020, as amended effective July 29, 2024 (incorporated by reference to Exhibit 10(iii)(f.4) to the Registrant’s Report on Form 10-Q for the quarter ended September 30, 2024).*
10(iii)(g)	Aircraft Time Share Agreement dated as of August 29, 2023, between Exxon Mobil Corporation and Darren W. Woods (incorporated by reference to Exhibit 10(iii)(g) to the Registrant’s Report on Form 10-Q for the quarter ended October 31, 2023).*
14	Code of Ethics and Business Conduct.
19	Insider Trading Policy.
21	Subsidiaries of the registrant.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.
31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Financial Officer.
31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer.
32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.
97	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for 2023).
101	Interactive data files (formatted as Inline XBRL).
104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101).
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

EXXON MOBIL CORPORATION

	By:	/s/ DARREN W. WOODS
Dated February 19, 2025		Darren W. Woods, Chairman of the Board

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Matthew R. Rasmussen, Brian J. Conjelko, and Antony E. Peters and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on February 19, 2025.

Principal Executive Officer	Directors

/s/ DARREN W. WOODS	/s/ MICHAEL J. ANGELAKIS	/s/ STEVEN A. KANDARIAN
Darren W. Woods, Chairman of the Board	Michael J. Angelakis	Steven A. Kandarian

	/s/ ANGELA F. BRALY	/s/ ALEXANDER A. KARSNER
Principal Financial Officer	Angela F. Braly	Alexander A. Karsner

/s/ KATHRYN A. MIKELLS	/s/ MARIA S. DREYFUS	/s/ LAWRENCE W. KELLNER
Kathryn A. Mikells, Senior Vice President and Chief Financial Officer	Maria S. Dreyfus	Lawrence W. Kellner

	/s/ JOHN D. HARRIS II	/s/ DINA POWELL MCCORMICK
Principal Accounting Officer	John D. Harris II	Dina Powell McCormick

/s/ LEN M. FOX	/s/ KAISA H. HIETALA	/s/ JEFFREY W. UBBEN
Len M. Fox, Vice President, Controller and Tax	Kaisa H. Hietala	Jeffrey W. Ubben

/s/ JOSEPH L. HOOLEY
Joseph L. Hooley