Form 10-Q
period 2025-03-31
EXXON MOBIL CORP
filed 2025-05-05
CIK 34088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2025
Common stock, without par value	4,309,638,821

EXXON MOBIL CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars, unless noted)	Three Months Ended March 31,
	2025	2024
Revenues and other income
Sales and other operating revenue	81,058	80,411
Income from equity affiliates	1,369	1,842
Other income	703	830
Total revenues and other income	83,130	83,083
Costs and other deductions
Crude oil and product purchases	46,788	47,601
Production and manufacturing expenses	10,083	9,091
Selling, general and administrative expenses	2,540	2,495
Depreciation and depletion (includes impairments)	5,702	4,812
Exploration expenses, including dry holes	64	148
Non-service pension and postretirement benefit expense	113	23
Interest expense	205	221
Other taxes and duties	6,035	6,323
Total costs and other deductions	71,530	70,714
Income (loss) before income taxes	11,600	12,369
Income tax expense (benefit)	3,567	3,803
Net income (loss) including noncontrolling interests	8,033	8,566
Net income (loss) attributable to noncontrolling interests	320	346
Net income (loss) attributable to ExxonMobil	7,713	8,220

Earnings (loss) per common share (dollars)	1.76	2.06

Earnings (loss) per common share - assuming dilution (dollars)	1.76	2.06

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions of dollars)	Three Months Ended March 31,
	2025	2024
Net income (loss) including noncontrolling interests	8,033	8,566

Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	302	(1,267)
Postretirement benefits reserves adjustment (excluding amortization)	(34)	(42)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	23	9
Total other comprehensive income (loss)	291	(1,300)
Comprehensive income (loss) including noncontrolling interests	8,324	7,266
Comprehensive income (loss) attributable to noncontrolling interests	330	226
Comprehensive income (loss) attributable to ExxonMobil	7,994	7,040

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars, unless noted)	March 31, 2025	December 31, 2024

ASSETS
Current assets
Cash and cash equivalents	17,036	23,029
Cash and cash equivalents – restricted	1,476	158
Notes and accounts receivable – net	46,303	43,681
Inventories
Crude oil, products and merchandise	20,502	19,444
Materials and supplies	3,976	4,080
Other current assets	1,940	1,598
Total current assets	91,233	91,990
Investments, advances and long-term receivables	47,853	47,200
Property, plant and equipment – net	292,646	294,318
Other assets, including intangibles – net	20,176	19,967
Total Assets	451,908	453,475

LIABILITIES
Current liabilities
Notes and loans payable	4,728	4,955
Accounts payable and accrued liabilities	63,987	61,297
Income taxes payable	5,114	4,055
Total current liabilities	73,829	70,307
Long-term debt	32,823	36,755
Postretirement benefits reserves	10,015	9,700
Deferred income tax liabilities	39,091	39,042
Long-term obligations to equity companies	1,381	1,346
Other long-term obligations	24,963	25,719
Total Liabilities	182,102	182,869

Commitments and contingencies (Note 3)

EQUITY
Common stock without par value (9,000 million shares authorized, 8,019 million shares issued)	46,426	46,238
Earnings reinvested	474,290	470,903
Accumulated other comprehensive income	(14,338)	(14,619)
Common stock held in treasury (3,709 million shares at March 31, 2025 and 3,666 million shares at December 31, 2024)	(243,658)	(238,817)
ExxonMobil share of equity	262,720	263,705
Noncontrolling interests	7,086	6,901
Total Equity	269,806	270,606
Total Liabilities and Equity	451,908	453,475

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)	Three Months Ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) including noncontrolling interests	8,033	8,566
Depreciation and depletion (includes impairments)	5,702	4,812
Changes in operational working capital, excluding cash and debt	(878)	2,008
All other items – net	96	(722)
Net cash provided by operating activities	12,953	14,664

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(5,898)	(5,074)
Proceeds from asset sales and returns of investments	1,823	703
Additional investments and advances	(153)	(421)
Other investing activities including collection of advances	93	215
Net cash used in investing activities	(4,135)	(4,577)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	280	108
Reductions in long-term debt	(7)	—
Reductions in short-term debt	(4,541)	(1,106)
Additions/(reductions) in debt with three months or less maturity	(41)	(5)
Cash dividends to ExxonMobil shareholders	(4,335)	(3,808)
Cash dividends to noncontrolling interests	(141)	(166)
Changes in noncontrolling interests	(12)	(6)
Inflows from noncontrolling interests for major projects	22	12
Common stock acquired	(4,804)	(3,011)
Net cash used in financing activities	(13,579)	(7,982)

Effects of exchange rate changes on cash	86	(324)
Increase/(decrease) in cash and cash equivalents (including restricted)	(4,675)	1,781
Cash and cash equivalents at beginning of period (including restricted)	23,187	31,568
Cash and cash equivalents at end of period (including restricted)	18,512	33,349

SUPPLEMENTAL DISCLOSURES
Income taxes paid	2,596	2,718
Cash interest paid
Included in cash flows from operating activities	211	301
Capitalized, included in cash flows from investing activities	326	297
Total cash interest paid	537	598

Noncash right of use assets recorded in exchange for lease liabilities
Operating leases	243	351
Finance leases	6	—

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ExxonMobil Share of Equity

(millions of dollars, unless noted)	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity

Balance as of December 31, 2023	17,781	453,927	(11,989)	(254,917)	204,802	7,736	212,538
Amortization of stock-based awards	197	—	—	—	197	—	197
Other	(7)	—	—	—	(7)	6	(1)
Net income (loss) for the period	—	8,220	—	—	8,220	346	8,566
Dividends - common shares	—	(3,808)	—	—	(3,808)	(166)	(3,974)
Other comprehensive income (loss)	—	—	(1,180)	—	(1,180)	(120)	(1,300)
Share repurchases, at cost	—	—	—	(2,978)	(2,978)	—	(2,978)
Dispositions	—	—	—	4	4	—	4
Balance as of March 31, 2024	17,971	458,339	(13,169)	(257,891)	205,250	7,802	213,052

Balance as of December 31, 2024	46,238	470,903	(14,619)	(238,817)	263,705	6,901	270,606
Amortization of stock-based awards	194	—	—	—	194	—	194
Other	(6)	9	—	—	3	(4)	(1)
Net income (loss) for the period	—	7,713	—	—	7,713	320	8,033
Dividends - common shares	—	(4,335)	—	—	(4,335)	(141)	(4,476)
Other comprehensive income (loss)	—	—	281	—	281	10	291
Share repurchases, at cost	—	—	—	(4,852)	(4,852)	—	(4,852)
Dispositions	—	—	—	11	11	—	11
Balance as of March 31, 2025	46,426	474,290	(14,338)	(243,658)	262,720	7,086	269,806

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024

Common Stock Share Activity (millions of shares)	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Balance as of December 31	8,019	(3,666)	4,353	8,019	(4,048)	3,971
Share repurchases, at cost	—	(43)	(43)	—	(28)	(28)
Dispositions	—	—	—	—	—	—
Balance as of March 31	8,019	(3,709)	4,310	8,019	(4,076)	3,943

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Financial Statement Preparation
These unaudited condensed consolidated financial statements should be read in the context of the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Corporation's 2024 Annual Report on Form 10-K. In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature.
Restricted cash represents sale proceeds required to be set aside by a contractual arrangement for any potential like kind exchange. The restriction will lapse upon the earlier of completion of the exchange or the expiry of the underlying time period, which is less than one year.
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
Other Contingencies
The Corporation and certain of its consolidated subsidiaries were contingently liable at March 31, 2025, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. Where it is not possible to make a reasonable estimation of the maximum potential amount of future payments, future performance is expected to be either immaterial or have only a remote chance of occurrence.

	March 31, 2025

(millions of dollars)	Equity Company Obligations (1)	Other Third-Party Obligations	Total
Guarantees
Debt-related	1,051	165	1,216
Other	675	6,075	6,750
Total	1,726	6,240	7,966

(1) ExxonMobil share.
Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition.

Note 4. Other Comprehensive Income Information

ExxonMobil Share of Accumulated Other Comprehensive Income (millions of dollars)	Cumulative Foreign Exchange Translation Adjustment	Postretirement Benefits Reserves Adjustment	Total
Balance as of December 31, 2023	(13,056)	1,067	(11,989)
Current period change excluding amounts reclassified from accumulated other comprehensive income (2)	(1,138)	(48)	(1,186)
Amounts reclassified from accumulated other comprehensive income	—	6	6
Total change in accumulated other comprehensive income	(1,138)	(42)	(1,180)
Balance as of March 31, 2024	(14,194)	1,025	(13,169)

Balance as of December 31, 2024	(16,166)	1,547	(14,619)
Current period change excluding amounts reclassified from accumulated other comprehensive income (2)	295	(36)	259
Amounts reclassified from accumulated other comprehensive income	—	22	22
Total change in accumulated other comprehensive income	295	(14)	281
Balance as of March 31, 2025	(15,871)	1,533	(14,338)

(2) Cumulative Foreign Exchange Translation Adjustment includes net investment hedge gain/(loss) net of taxes of $(99) million and $84 million in 2025 and 2024, respectively.

Amounts Reclassified Out of Accumulated Other Comprehensive Income - Before-tax Income/(Expense) (millions of dollars)	Three Months Ended March 31,
	2025	2024
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs
(Statement of Income line: Non-service pension and postretirement benefit expense)	(30)	(12)

Income Tax (Expense)/Credit For Components of Other Comprehensive Income (millions of dollars)	Three Months Ended March 31,
	2025	2024
Foreign exchange translation adjustment	59	(75)
Postretirement benefits reserves adjustment (excluding amortization)	22	4
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	(7)	(3)
Total	74	(74)

Note 5. Earnings Per Share

Earnings per common share	Three Months Ended March 31,
	2025	2024
Net income (loss) attributable to ExxonMobil (millions of dollars)	7,713	8,220
Weighted-average number of common shares outstanding (millions of shares) (1)	4,372	3,998
Earnings (loss) per common share (dollars) (2)	1.76	2.06
Dividends paid per common share (dollars)	0.99	0.95

(1) Includes restricted shares not vested.
(2) Earnings (loss) per common share and earnings (loss) per common share – assuming dilution are the same in each period shown.

Note 6. Pension and Other Postretirement Benefits

(millions of dollars)	Three Months Ended March 31,
	2025	2024
Components of net benefit cost
Pension Benefits - U.S.
Service cost	136	113
Interest cost	170	168
Expected return on plan assets	(149)	(181)
Amortization of actuarial loss/(gain)	18	21
Amortization of prior service cost	(7)	(8)
Net pension enhancement and curtailment/settlement cost	36	3
Net benefit cost	204	116

Pension Benefits - Non-U.S.
Service cost	78	83
Interest cost	222	227
Expected return on plan assets	(221)	(261)
Amortization of actuarial loss/(gain)	9	25
Amortization of prior service cost	13	13
Net benefit cost	101	87

Other Postretirement Benefits
Service cost	23	18
Interest cost	65	63
Expected return on plan assets	(4)	(5)
Amortization of actuarial loss/(gain)	(24)	(26)
Amortization of prior service cost	(15)	(16)
Net benefit cost	45	34

Note 7. Financial Instruments and Derivatives
The estimated fair value of financial instruments and derivatives at March 31, 2025 and December 31, 2024, and the related hierarchy level for the fair value measurement was as follows:

	March 31, 2025

	Fair Value
(millions of dollars)	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	5,240	887	—	6,127	(5,516)	(70)	—	541
Advances to/receivables from equity companies (2)(6)	—	2,435	4,688	7,123	—	—	374	7,497
Other long-term financial assets (3)	1,497	—	1,509	3,006	—	—	234	3,240

Liabilities
Derivative liabilities (4)	5,438	859	—	6,297	(5,516)	(268)	—	513
Long-term debt (5)	25,109	2,096	—	27,205	—	—	3,560	30,765
Long-term obligations to equity companies (6)	—	—	1,427	1,427	—	—	(46)	1,381
Other long-term financial liabilities (7)	—	—	557	557	—	—	55	612

	December 31, 2024

	Fair Value
(millions of dollars)	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	3,223	1,206	—	4,429	(3,913)	(3)	—	513
Advances to/receivables from equity companies (2)(6)	—	2,466	4,167	6,633	—	—	451	7,084
Other long-term financial assets (3)	1,468	—	1,504	2,972	—	—	247	3,219

Liabilities
Derivative liabilities (4)	3,561	1,416	—	4,977	(3,913)	(341)	—	723
Long-term debt (5)	28,884	1,813	—	30,697	—	—	3,935	34,632
Long-term obligations to equity companies (6)	—	—	1,393	1,393	—	—	(47)	1,346
Other long-term financial liabilities (7)	—	—	583	583	—	—	57	640

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

At March 31, 2025 and December 31, 2024, respectively, the Corporation had $538 million and $491 million of collateral under master netting arrangements not offset against the derivatives on the Condensed Consolidated Balance Sheet, primarily related to initial margin requirements.
The Corporation may use non-derivative financial instruments, such as its foreign currency-denominated debt, as hedges of its net investments in certain foreign subsidiaries. Under this method, the change in the carrying value of the financial instruments due to foreign exchange fluctuations is reported in accumulated other comprehensive income. As of March 31, 2025, the Corporation has designated $3.2 billion of its Euro-denominated debt and related accrued interest as a net investment hedge of its European business. The net investment hedge is deemed to be perfectly effective.
The Corporation had undrawn short-term committed lines of credit of $0.2 billion and undrawn long-term committed lines of credit of $1.0 billion as of the end of first quarter 2025.

Derivative Instruments
The Corporation’s size, strong capital structure, geographic diversity, and the complementary nature of its business segments reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and to generate returns from trading. Commodity contracts held for trading purposes are presented in the Condensed Consolidated Statement of Income on a net basis in the line “Sales and other operating revenue" and in the Consolidated Statement of Cash Flows in “Cash Flows from Operating Activities”. The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of March 31, 2025 and December 31, 2024, or results of operations for the periods ended March 31, 2025 and 2024.
The Corporation operates a program to hedge certain of its fixed-rate debt instruments against changes in fair value due to changes in the designated benchmark interest rate. This program utilizes fair value hedge accounting. The derivative (hedging) instruments are fixed-for-floating interest rate swaps, with settlement dates that correspond to the interest payments associated with the fixed-rate debt (hedged item). Changes in the fair values of the hedging instruments are perfectly offset by changes in the fair values of the hedged items; the effects of these changes in fair values are recorded in "Interest expense" in the Consolidated Statement of Income. This program was not material to the Consolidated Financial Statements as of the end of first quarter 2025.
Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation maintains a system of controls that includes the authorization, reporting, and monitoring of derivative activity.
The net notional long/(short) position of derivative instruments at March 31, 2025 and December 31, 2024, was as follows:

(millions)	March 31, 2025	December 31, 2024
Crude oil (barrels)	35	13
Petroleum products (barrels)	(28)	(32)
Natural gas (MMBTUs)	(702)	(675)
Realized and unrealized gains/(losses) on derivative instruments that were recognized in the Condensed Consolidated Statement of Income are included in the following lines on a before-tax basis:

(millions of dollars)	Three Months Ended March 31,
	2025	2024
Sales and other operating revenue	19	(792)
Crude oil and product purchases	2	3
Total	21	(789)

Note 8. Disclosures about Segments and Related Information

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Three Months Ended March 31, 2025
Revenues and other income
Sales and other operating revenue	7,318	3,960	23,885	36,077	2,022	3,385	1,367	3,025	81,039
Income from equity affiliates	4	1,247	36	1	23	140	—	(22)	1,429
Intersegment revenue	6,556	9,850	4,624	6,672	1,675	739	549	114	30,779
Other income	(135)	374	56	24	1	(1)	—	27	346
Segment revenues and other income	13,743	15,431	28,601	42,774	3,721	4,263	1,916	3,144	113,593

Costs and other items
Crude oil and product purchases	5,429	3,261	25,106	35,046	2,154	3,015	997	2,079	77,087
Operating expenses, excl. depreciation and depletion (1)	2,763	2,281	2,082	2,159	1,063	1,084	472	570	12,474
Depreciation and depletion (includes impairments)	3,038	1,689	195	173	145	122	27	38	5,427
Interest expense	37	6	—	1	—	—	—	—	44
Other taxes and duties	64	539	787	4,562	16	22	2	44	6,036
Total costs and other deductions	11,331	7,776	28,170	41,941	3,378	4,243	1,498	2,731	101,068
Segment income (loss) before income taxes	2,412	7,655	431	833	343	20	418	413	12,525
Income tax expense (benefit)	542	2,598	94	187	88	(6)	96	77	3,676
Segment net income (loss) incl. noncontrolling interests	1,870	5,057	337	646	255	26	322	336	8,849
Net income (loss) attributable to noncontrolling interests	—	171	40	116	—	8	—	3	338
Segment income (loss)	1,870	4,886	297	530	255	18	322	333	8,511

Reconciliation of consolidated revenues
Segment revenues and other income			113,593
Other revenues (2)			316
Elimination of intersegment revenues			(30,779)
Total consolidated revenues and other income			83,130

Reconciliation of income (loss) attributable to ExxonMobil
Total segment income (loss)			8,511
Corporate and Financing income (loss)			(798)
Net income (loss) attributable to ExxonMobil			7,713

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Three Months Ended March 31, 2025
Additions to property, plant and equipment (3)	2,780	2,022	116	228	145	117	49	53	5,510

As of March 31, 2025
Investments in equity companies	4,933	21,359	454	923	2,998	2,663	—	805	34,135
Total assets	153,432	136,606	33,105	46,181	17,400	18,023	2,837	8,334	415,918

Reconciliation to Corporate Total	Segment Total		Corporate and Financing		Corporate Total
Three Months Ended March 31, 2025
Additions to property, plant and equipment (3)	5,510		519		6,029

As of March 31, 2025
Investments in equity companies	34,135		(132)		34,003
Total assets	415,918		35,990		451,908

(1) Operating expenses, excl. depreciation and depletion includes the following GAAP line items, as reflected on the Income Statement: Production and manufacturing expenses; Selling, general and administrative expenses; Exploration expenses, including dry holes; and Non-service pension and postretirement benefit expense.

(2) Primarily Corporate and Financing Interest revenue of $363 million.
(3) Includes non-cash additions.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Three Months Ended March 31, 2024
Revenues and other income
Sales and other operating revenue	2,190	3,526	24,803	39,409	2,194	3,646	1,469	3,150	80,387
Income from equity affiliates	(105)	1,708	33	25	57	205	—	(9)	1,914
Intersegment revenue	5,988	9,980	6,558	6,752	1,865	1,025	655	164	32,987
Other income	(39)	137	43	19	1	5	3	32	201
Segment revenues and other income	8,034	15,351	31,437	46,205	4,117	4,881	2,127	3,337	115,489

Costs and other items
Crude oil and product purchases	2,993	2,483	27,276	38,351	2,291	3,351	1,146	2,285	80,176
Operating expenses, excl. depreciation and depletion (1)	1,727	2,630	2,014	2,138	991	1,060	428	535	11,523
Depreciation and depletion expense	1,842	2,035	196	189	159	109	22	39	4,591
Interest expense	28	15	1	2	—	—	—	1	47
Other taxes and duties	98	613	820	4,703	17	19	2	52	6,324
Total costs and other deductions	6,688	7,776	30,307	45,383	3,458	4,539	1,598	2,912	102,661
Segment income (loss) before income taxes	1,346	7,575	1,130	822	659	342	529	425	12,828
Income tax expense (benefit)	292	2,825	236	138	155	50	125	63	3,884
Segment net income (loss) incl. noncontrolling interests	1,054	4,750	894	684	504	292	404	362	8,944
Net income (loss) attributable to noncontrolling interests	—	144	58	144	—	11	—	5	362
Segment income (loss)	1,054	4,606	836	540	504	281	404	357	8,582

Reconciliation of consolidated revenues
Segment revenues and other income			115,489
Other revenues (2)			581
Elimination of intersegment revenues			(32,987)
Total consolidated revenues and other income			83,083

Reconciliation of income (loss) attributable to ExxonMobil
Total segment income (loss)			8,582
Corporate and Financing income (loss)			(362)
Net income (loss) attributable to ExxonMobil			8,220

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Three Months Ended March 31, 2024
Additions to property, plant and equipment (3)	2,028	1,664	142	321	100	235	14	58	4,562

As of December 31, 2024
Investments in equity companies	4,884	21,396	444	915	3,016	2,649	—	814	34,118
Total assets	154,914	134,609	32,143	43,399	17,445	17,692	2,882	8,040	411,124

Reconciliation to Corporate Total	Segment Total		Corporate and Financing		Corporate Total
Three Months Ended March 31, 2024
Additions to property, plant and equipment (3)	4,562		512		5,074

As of December 31, 2024
Investments in equity companies	34,118		(108)		34,010
Total assets	411,124		42,351		453,475

(1) Operating expenses, excl. depreciation and depletion includes the following GAAP line items, as reflected on the Income Statement: Production and manufacturing expenses; Selling, general and administrative expenses; Exploration expenses, including dry holes; and Non-service pension and postretirement benefit expense.

(2) Primarily Corporate and Financing Interest revenue of $474 million.
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

Sales and other operating revenue (millions of dollars)	Three Months Ended March 31,
	2025	2024
Revenue from contracts with customers	56,931	58,419
Revenue outside the scope of ASC 606	24,127	21,992
Total	81,058	80,411

Geographic Sales and Other Operating Revenue
(millions of dollars)	Three Months Ended March 31,
	2025	2024
United States	34,607	30,656
Non-U.S.	46,451	49,755
Total	81,058	80,411

Significant Non-U.S. revenue sources include: (1)
Canada	6,990	7,055
United Kingdom	5,840	5,160
Singapore	3,833	4,018

(1) Revenue is determined by primary country of operations. Excludes certain sales and other operating revenues in non-U.S. operations where attribution to a specific country is not practicable.

Note 9. Divestment Activities
Through March 31, 2025, the Corporation realized proceeds of approximately $1.8 billion and net after-tax earnings of approximately $0.2 billion from its divestment activities. This included the sale of select conventional assets in Texas and New Mexico, Mobil Argentina S.A., as well as other smaller divestments.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
During the first quarter of 2025, the price of crude oil remained roughly flat relative to fourth quarter 2024 and near the middle of the 10-year historical range (2010-2019). Natural gas prices improved during the quarter and moved above the 10-year range on stronger global demand, driven by colder weather in the U.S. and Europe. Global industry refining margins declined and moved below the low end of the 10-year range, driven by weakness in Asia Pacific from capacity additions and higher regional feed costs. The Corporation benefited from its relatively large refining footprint in North America where industry margins improved as a result of turnarounds and industry outages. Chemical margins remained at bottom of cycle conditions, and well below the 10-year range, as growing demand was met by continued capacity additions.
During 2025, the U.S. announced a variety of trade-related actions, including the imposition of tariffs on imports from several countries. In response, many countries announced their own retaliatory tariffs. Certain tariffs were paused for a period of time but have not been withdrawn. The global trade environment continues to be volatile. The likelihood of the U.S. or its trading partners resuming tariffs, imposing new or reciprocal tariffs, export restrictions, or other forms of trade-related sanctions is highly uncertain. Additionally, significant uncertainty exists as to what effects these actions will ultimately have on the Corporation, our suppliers and our customers, as well as on the overall macroeconomic environment. We continually monitor the global trade environment and work to mitigate potential impacts.

Selected Earnings Driver Definitions
The earnings drivers provide additional visibility into our business results. The Company evaluates these drivers periodically to determine if any enhancements may provide helpful insights to the market. Listed below are descriptions of the earnings drivers:
Advantaged Volume Growth. Represents earnings impacts from change in volume/mix from advantaged assets, advantaged projects, and high-value products.
•Advantaged Assets (Advantaged growth projects). Includes Permian, Guyana, and LNG.
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
Structural Cost Savings. Represents after-tax earnings effects of Structural Cost Savings as defined on page 19, including cash operating expenses related to divestments.
Expenses. Represents all expenses otherwise not included in other earnings drivers.
Timing Effects. Represents timing effects that are primarily related to unsettled derivatives (mark-to-market) and other earnings impacts driven by timing differences between the settlement of derivatives and their offsetting physical commodity realizations (due to LIFO inventory accounting).

Earnings (loss) excluding Identified Items (Non-GAAP)
Earnings (loss) excluding Identified Items are earnings (loss) excluding individually significant non-operational events with, typically, an absolute corporate total earnings impact of at least $250 million in a given quarter. The earnings (loss) impact of an Identified Item for an individual segment may be less than $250 million when the item impacts several segments or several periods. Earnings (loss) excluding Identified Items does include non-operational earnings events or impacts that are generally below the $250 million threshold utilized for Identified Items. Management uses these figures to improve comparability of the underlying business across multiple periods by isolating and removing significant non-operational events from business results. The Corporation believes this view provides investors increased transparency into business results and trends, and provides investors with a view of the business as seen through the eyes of management. Earnings (loss) excluding Identified Items is not meant to be viewed in isolation or as a substitute for net income (loss) attributable to ExxonMobil as prepared in accordance with U.S. GAAP.

Three Months Ended March 31, 2025	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	1,870	4,886	297	530	255	18	322	333	(798)	7,713
Total Identified Items	—	—	—	—	—	—	—	—	—	—
Earnings (loss) excluding Identified Items (Non-GAAP)	1,870	4,886	297	530	255	18	322	333	(798)	7,713

Three Months Ended March 31, 2024	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	1,054	4,606	836	540	504	281	404	357	(362)	8,220
Total Identified Items	—	—	—	—	—	—	—	—	—	—
Earnings (loss) excluding Identified Items (Non-GAAP)	1,054	4,606	836	540	504	281	404	357	(362)	8,220
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

Structural Cost Savings (Non-GAAP)
Structural Cost Savings describes decreases in cash opex excluding energy and production taxes as a result of operational efficiencies, workforce reductions, divestment-related reductions, and other cost-savings measures that are expected to be sustainable compared to 2019 levels. Relative to 2019, estimated cumulative Structural Cost Savings totaled $12.7 billion, which included an additional $0.6 billion in the first three months of 2025. The total change between periods in expenses below will reflect both Structural Cost Savings and other changes in spend, including market factors, such as inflation and foreign exchange impacts, as well as changes in activity levels and costs associated with new operations, mergers and acquisitions, new business venture development, and early-stage projects. Structural Cost Savings from new operations, mergers and acquisitions, and new business venture developments are included in the cumulative Structural Cost Savings. Estimates of cumulative annual structural savings may be revised depending on whether cost reductions realized in prior periods are determined to be sustainable compared to 2019 levels. Structural Cost Savings are stewarded internally to support management's oversight of spending over time. This measure is useful for investors to understand the Corporation's efforts to optimize spending through disciplined expense management.

Dollars in billions (unless otherwise noted)	Twelve Months Ended December 31,		Three Months Ended March 31,
	2019	2024	2024	2025
Components of Operating Costs
From ExxonMobil’s Consolidated Statement of Income (U.S. GAAP)
Production and manufacturing expenses	36.8	39.6	9.1	10.1
Selling, general and administrative expenses	11.4	10.0	2.5	2.5
Depreciation and depletion (includes impairments)	19.0	23.4	4.8	5.7
Exploration expenses, including dry holes	1.3	0.8	0.1	0.1
Non-service pension and postretirement benefit expense	1.2	0.1	—	0.1
Subtotal	69.7	74.0	16.5	18.5
ExxonMobil’s share of equity company expenses (Non-GAAP)	9.1	9.6	2.4	2.6
Total Adjusted Operating Costs (Non-GAAP)	78.8	83.6	18.9	21.1

Total Adjusted Operating Costs (Non-GAAP)	78.8	83.6	18.9	21.1
Less:
Depreciation and depletion (includes impairments)	19.0	23.4	4.8	5.7
Non-service pension and postretirement benefit expense	1.2	0.1	—	0.1
Other adjustments (includes equity company depreciation and depletion)	3.6	3.7	0.9	1.3
Total Cash Operating Expenses (Cash Opex) (Non-GAAP)	55.0	56.4	13.2	14.1

Energy and production taxes (Non-GAAP)	11.0	13.9	3.4	3.9
Total Cash Operating Expenses (Cash Opex) excluding Energy and Production Taxes (Non-GAAP)	44.0	42.5	9.8	10.2

		Change vs 2019		Change vs 2024	Estimated Cumulative vs 2019
Total Cash Operating Expenses (Cash Opex) excluding Energy and Production Taxes (Non-GAAP)		-1.5		+0.4

Market		+4.0		+0.0
Activity / Other		+6.6		+1.0
Structural Cost Savings		-12.1		-0.6	-12.7

Due to rounding, numbers presented may not add up precisely to the totals indicated.

REVIEW OF FIRST QUARTER 2025 RESULTS
ExxonMobil’s first quarter 2025 earnings were $7.7 billion, compared to $8.2 billion a year earlier. The decrease in earnings was mainly driven by a significant decline in industry refining margins, weaker crude prices, lower base volumes from divestments, and higher expenses driven by growth initiatives, partly offset by increased volumes from advantaged Upstream investments in the Permian and Guyana, favorable timing effects from derivatives mark-to-market impacts and Structural Cost Savings. Cash capital expenditures were $5.9 billion, up $0.7 billion from first quarter 2024.

UPSTREAM

Upstream Financial Results

(millions of dollars)	Three Months Ended March 31,
	2025	2024
Earnings (loss) (U.S. GAAP)
United States	1,870	1,054
Non-U.S.	4,886	4,606
Total	6,756	5,660

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	1,870	1,054
Non-U.S.	4,886	4,606
Total	6,756	5,660

(1) Refer to page 18 for definition of Identified Items and earnings (loss) excluding Identified Items.

Upstream First Quarter Earnings Driver Analysis
(millions of dollars)
Price – Price impacts decreased earnings by $450 million, driven by a decrease in liquids realizations, partly offset by an increase in natural gas realizations.
Advantaged Volume Growth – Higher volumes from advantaged assets increased earnings by $920 million, driven by growing production in Permian, including the Pioneer acquisition, and Guyana.
Base Volume – Base volumes from divestments decreased earnings by $180 million.
Structural Cost Savings – Increased earnings by $310 million.
Expenses – Higher expenses decreased earnings by $180 million from higher depreciation.
Other – All other items increased earnings by $400 million, mainly driven by divestments.
Timing Effects – Favorable timing effects, mainly from derivatives mark-to-market impacts, increased earnings by $280 million.

Upstream Operational Results

	Three Months Ended March 31,
	2025	2024
Net production of crude oil, natural gas liquids, bitumen and synthetic oil (thousands of barrels daily)
United States	1,418	816
Canada/Other Americas	760	772
Europe	4	4
Africa	137	224
Asia	796	711
Australia/Oceania	24	30
Worldwide	3,139	2,557

Net natural gas production available for sale (millions of cubic feet daily)
United States	3,266	2,241
Canada/Other Americas	42	94
Europe	331	377
Africa	118	150
Asia	3,457	3,274
Australia/Oceania	1,256	1,226
Worldwide	8,470	7,362

Oil-equivalent production (1) (thousands of oil-equivalent barrels daily)	4,551	3,784

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

Upstream Additional Information

(thousands of barrels daily)	Three Months Ended March 31,
Volumes reconciliation (Oil-equivalent production) (1)
2024	3,784
Entitlements - Net Interest	—
Entitlements - Price / Spend / Other	4
Government Mandates	(4)
Divestments	(122)
Growth / Other	889
2025	4,551

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

1Q 2025 versus 1Q 2024	1Q 2025 production of 4.6 million oil-equivalent barrels per day increased 767 thousand oil-equivalent barrels per day from 1Q 2024, driven by the Pioneer acquisition.
Listed below are descriptions of ExxonMobil’s volumes reconciliation drivers which are provided to facilitate understanding of the terms.
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
Growth and Other comprise all other operational and non-operational drivers not covered by the above definitions that may affect volumes attributable to ExxonMobil. Such drivers include, but are not limited to, production enhancements from project and work program activities, acquisitions including additions from asset exchanges, downtime, market demand, natural field decline, and any fiscal or commercial terms that do not affect entitlements.

ENERGY PRODUCTS

Energy Products Financial Results

(millions of dollars)	Three Months Ended March 31,
	2025	2024
Earnings (loss) (U.S. GAAP)
United States	297	836
Non-U.S.	530	540
Total	827	1,376

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	297	836
Non-U.S.	530	540
Total	827	1,376

(1) Refer to page 18 for definition of Identified Items and earnings (loss) excluding Identified Items.

Energy Products First Quarter Earnings Driver Analysis
(millions of dollars)
Margin – Industry refining margins decreased earnings by $1,290 million, normalizing from historically high levels.
Advantaged Volume Growth – Higher volumes from advantaged projects increased earnings by $10 million.
Base Volume – Lower base volumes decreased earnings by $70 million.
Structural Cost Savings – Increased earnings by $110 million.
Expenses – Lower expenses increased earnings by $60 million.
Other – All other items increased earnings by $200 million, reflecting favorable forex and inventory impacts.
Timing Effects – Favorable timing effects, mainly from the absence of prior year unfavorable derivatives mark-to-market impacts, increased earnings by $430 million.

Energy Products Operational Results

(thousands of barrels daily)	Three Months Ended March 31,
	2025	2024
Refinery throughput
United States	1,789	1,900
Canada	397	407
Europe	986	954
Asia Pacific	447	402
Other	191	180
Worldwide	3,810	3,843

Energy Products sales (1)
United States	2,728	2,576
Non-U.S.	2,555	2,656
Worldwide	5,283	5,232

Gasoline, naphthas	2,162	2,178
Heating oils, kerosene, diesel	1,724	1,742
Aviation fuels	366	339
Heavy fuels	158	214
Other energy products	873	759
Worldwide	5,283	5,232

(1) Data reported net of purchases/sales contracts with the same counterparty.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

CHEMICAL PRODUCTS

Chemical Products Financial Results

(millions of dollars)	Three Months Ended March 31,
	2025	2024
Earnings (loss) (U.S. GAAP)
United States	255	504
Non-U.S.	18	281
Total	273	785

Earnings (loss) excluding Identified Items (2) (Non-GAAP)
United States	255	504
Non-U.S.	18	281
Total	273	785

(2) Refer to page 18 for definition of Identified Items and earnings (loss) excluding Identified Items.

Chemical Products First Quarter Earnings Driver Analysis
(millions of dollars)
Margin – Weaker margins decreased earnings by $290 million, driven by higher feed costs in North America.
Advantaged Volume Growth – High-value product sales growth increased earnings by $10 million.
Base Volume – Lower base volumes decreased earnings by $70 million, driven by absence of prior year opportunistic sales.
Structural Cost Savings – Increased earnings by $30 million.
Expenses – Higher spend on advantaged projects and turnaround activity decreased earnings by $130 million.
Other – All other items decreased earnings by $60 million.

Chemical Products Operational Results

(thousands of metric tons)	Three Months Ended March 31,
	2025	2024
Chemical Products sales (1)
United States	1,706	1,847
Non-U.S.	3,070	3,207
Worldwide	4,776	5,054

(1) Data reported net of purchases/sales contracts with the same counterparty.

SPECIALTY PRODUCTS

Specialty Products Financial Results

(millions of dollars)	Three Months Ended March 31,
	2025	2024
Earnings (loss) (U.S. GAAP)
United States	322	404
Non-U.S.	333	357
Total	655	761

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	322	404
Non-U.S.	333	357
Total	655	761

(1) Refer to page 18 for definition of Identified Items and earnings (loss) excluding Identified Items.

Specialty Products First Quarter Earnings Driver Analysis
(millions of dollars)
Margin – Stronger margins increased earnings by $10 million.
Advantaged Volume – Earnings remained flat.
Base Volume – Lower base volumes decreased earnings by $30 million.
Structural Cost Savings – Increased earnings by $40 million.
Expenses – Higher expenses mainly related to new product development costs, decreased earnings by $70 million.
Other – All other items decreased earnings by $60 million, mainly driven by unfavorable forex effects.

Specialty Products Operational Results

(thousands of metric tons)	Three Months Ended March 31,
	2025	2024
Specialty Products sales (1)
United States	473	495
Non-U.S.	1,463	1,464
Worldwide	1,936	1,959

(1) Data reported net of purchases/sales contracts with the same counterparty.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

CORPORATE AND FINANCING

Corporate and Financing Financial Results

(millions of dollars)	Three Months Ended March 31,
	2025	2024
Earnings (loss) (U.S. GAAP)	(798)	(362)
Earnings (loss) excluding Identified Items (2) (Non-GAAP)	(798)	(362)

(2) Refer to page 18 for definition of Identified Items and earnings (loss) excluding Identified Items.
Corporate and Financing expenses were $798 million for the first quarter of 2025, $436 million higher than the first quarter of 2024, due to lower interest income, unfavorable foreign exchange effects and increased pension-related expenses.

LIQUIDITY AND CAPITAL RESOURCES

(millions of dollars)	Three Months Ended March 31,
	2025	2024
Net cash provided by/(used in)
Operating activities	12,953	14,664
Investing activities	(4,135)	(4,577)
Financing activities	(13,579)	(7,982)
Effect of exchange rate changes	86	(324)
Increase/(decrease) in cash and cash equivalents	(4,675)	1,781

Cash and cash equivalents (at end of period)	18,512	33,349

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	12,953	14,664
Proceeds associated with sales of subsidiaries, property, plant & equipment, and sales and returns of investments	1,823	703
Cash flow from operations and asset sales (Non-GAAP)	14,776	15,367

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.
Cash flow from operations and asset sales in the first quarter of 2025 was $14.8 billion, a decrease of $0.6 billion from the comparable 2024 period primarily due to unfavorable working capital.
Cash provided by operating activities totaled $13.0 billion for the first three months of 2025, $1.7 billion lower than 2024. Net income including noncontrolling interests was $8.0 billion, a decrease of $0.5 billion from the prior year period. The adjustment for the noncash provision of $5.7 billion for depreciation and depletion was up $0.9 billion from 2024. Changes in operational working capital were a reduction of $0.9 billion during the period. All other items net increased cash flows by $96 million in 2025 versus a decrease of $0.7 billion in 2024. See the Condensed Consolidated Statement of Cash Flows for additional details.
Investing activities for the first three months of 2025 used net cash of $4.1 billion, a decrease of $0.4 billion compared to the prior year. Spending for additions to property, plant and equipment of $5.9 billion was $0.8 billion higher than 2024. Proceeds from asset sales were $1.8 billion, an increase of $1.1 billion compared to the prior year. Net investments and advances decreased $0.1 billion from $0.2 billion in 2024.
Net cash used in financing activities was $13.6 billion in the first three months of 2025, including $4.8 billion for the purchase of 43.4 million shares of ExxonMobil stock, as part of the previously announced buyback program. This compares to net cash used in financing activities of $8.0 billion in the prior year. Total debt at the end of the first quarter of 2025 was $37.6 billion compared to $41.7 billion at year-end 2024. The Corporation's debt to total capital ratio was 12.2 percent at the end of the first quarter of 2025 compared to 13.4 percent at year-end 2024. The net debt to capital ratio (1) was 7.1 percent at the end of the first quarter, an increase of 0.6 percentage points from year-end 2024. The Corporation's capital allocation priorities are investing in competitively advantaged, high-return projects; maintaining a strong balance sheet; and sharing our success with our shareholders through more consistent share repurchases and a growing dividend. The Corporation distributed a total of $4.3 billion to shareholders in the first three months of 2025 through dividends.
The Corporation has access to significant capacity of long-term and short-term liquidity. Internally generated funds are expected to cover the majority of financial requirements, supplemented by long-term and short-term debt. The Corporation had undrawn short-term committed lines of credit of $0.2 billion and undrawn long-term committed lines of credit of $1.0 billion as of the end of first quarter 2025.
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
(1) Net debt is total debt of $37.6 billion less $17.0 billion of cash and cash equivalents excluding restricted cash . Net debt to capital ratio is net debt divided by net debt plus total equity of $269.8 billion. Total debt is the sum of notes and loans payable and long-term debt, as reported in the consolidated balance sheet.

TAXES

(millions of dollars)	Three Months Ended March 31,
	2025	2024
Income taxes	3,567	3,803
Effective income tax rate	34%	36%
Total other taxes and duties (1)	7,066	7,160
Total	10,633	10,963

(1) Includes “Other taxes and duties” plus taxes that are included in “Production and manufacturing expenses” and “Selling, general and administrative expenses”, each from the Consolidated Statement of Income.

Total taxes were $10.6 billion for the first quarter of 2025, a decrease of $0.3 billion from 2024. Income tax expense was $3.6 billion compared to $3.8 billion in the prior year. The effective income tax rate, which is calculated based on consolidated company income taxes and ExxonMobil's share of equity company income taxes, was 34 percent. This decreased from the 36 percent rate in the prior year period due primarily to a change in mix of results in jurisdictions with varying tax rates. Total other taxes and duties decreased by $0.1 billion to $7.1 billion.

CASH CAPITAL EXPENDITURES (Non-GAAP)
Cash capital expenditures (Cash Capex) is the sum of Additions to property, plant and equipment; Additional investments and advances; and Other investing activities including collection of advances; reduced by Inflows from noncontrolling interests for major projects, each from the Consolidated Statement of Cash Flows. This measure is useful for investors to understand the current period cash impact of investments in the business.

(millions of dollars)	Three Months Ended March 31,
	2025	2024
Additions to property, plant and equipment	5,898	5,074
Additional investments and advances	153	421
Other investing activities including collection of advances	(93)	(215)
Inflows from noncontrolling interests for major projects	(22)	(12)
Total Cash Capex (Non-GAAP)	5,936	5,268
Cash capex in the first quarter of 2025 was $5.9 billion, up $0.7 billion from the first quarter of 2024.

(millions of dollars)	Three Months Ended March 31,
	2025	2024
Upstream	4,993	4,105
Energy Products	378	517
Chemical Products	291	340
Specialty Products	110	80
Other	164	226
Total Cash Capex (Non-GAAP)	5,936	5,268
The Corporation plans to invest in the range of $27 billion to $29 billion in 2025. Actual spending could vary depending on the progress of individual projects and property acquisitions.

FORWARD-LOOKING STATEMENTS
Statements related to future events; projections; descriptions of strategic, operating, and financial plans and objectives; statements of future ambitions and plans; future earnings power; potential addressable markets; and other statements of future events or conditions are forward-looking statements. Similarly, discussion of future plans related to carbon capture, transportation and storage, lower-emission fuels, hydrogen, ammonia, direct air capture, ProxximaTM systems, carbon materials, lithium, low-carbon data centers, and other future plans to reduce emissions and emission intensity of ExxonMobil, its affiliates, and third parties are dependent on future market factors, such as continued technological progress, stable policy support and timely rule-making and permitting, and represent forward-looking statements.
Actual future results, including financial and operating performance; potential earnings, cash flow, dividends or shareholder returns, including the timing and amounts of share repurchases; total capital expenditures and mix, including allocations of capital to low carbon and other new investments; realization and maintenance of structural cost reductions and efficiency gains, including the ability to offset inflationary pressure; plans to reduce future emissions and emissions intensity, including ambitions to reach Scope 1 and Scope 2 net zero from operated assets by 2050, to reach Scope 1 and 2 net zero in heritage Permian Basin unconventional operated assets by 2030 and in Pioneer Permian assets by 2035, to eliminate routine flaring in-line with World Bank Zero Routine Flaring, to reach near-zero methane emissions from operated assets and other methane initiatives; and to meet ExxonMobil’s emission reduction plans and goals, divestment and start-up plans, and associated project plans as well as technology advances, including the timing and outcome of projects to capture, transport and store CO2, produce hydrogen and ammonia, produce lower-emission fuels, produce ProxximaTM systems, produce carbon materials, produce lithium, and use plastic waste as feedstock for advanced recycling; future debt levels and credit ratings; business and project plans, timing, costs, capacities and profitability; resource recoveries and production rates; and planned Denbury and Pioneer integrated benefits, could differ materially due to a number of factors.
These include global or regional changes in the supply and demand for oil, natural gas, petrochemicals, and feedstocks and other market factors; economic conditions and seasonal fluctuations that impact prices and differentials for our products; developments or changes in local, national, or international laws, regulations, taxes, trade sanctions, trade tariffs, or policies affecting our business, such as government policies supporting lower carbon and new market investment opportunities, the punitive European taxes on the oil and gas sector and unequal support for different technological methods of emissions reduction or evolving, ambiguous and unharmonized standards imposed by various jurisdictions related to sustainability and greenhouse gas reporting; timely granting of governmental permits and certifications; uncertain impacts of deregulation on the legal and regulatory environment; variable impacts of trading activities on our margins and results each quarter; actions of co-venturers, competitors and commercial counterparties; the outcome of commercial negotiations, including final agreed terms and conditions; the outcome of competitive bidding and project awards; the ability to access debt markets on favorable terms or at all; the occurrence, pace, rate of recovery and effects of public health crises; adoption of regulatory incentives consistent with law; reservoir performance, including variability and timing factors applicable to unconventional resources and the success of new unconventional technologies; the level, outcome, and timing of exploration and development projects and decisions to invest in future reserves and resources; timely completion of construction projects; final management approval of future projects and any changes in the scope, terms, costs or assumptions of such projects as approved; the actions of government or other actors against our core business activities and acquisitions, divestitures or financing opportunities; war, civil unrest, attacks against the Company or industry, and other geopolitical or security disturbances, including disruption of land or sea transportation routes; decoupling of economies, realignment of global trade and supply chain networks, and disruptions in military alliances; expropriations, seizure, or capacity, insurance, shipping, import or export limitations imposed by governments or laws; opportunities for potential acquisitions, investments or divestments and satisfaction of applicable conditions to closing, including timely regulatory approvals; the capture of efficiencies within and between business lines and the ability to maintain near-term cost reductions as ongoing efficiencies without impairing our competitive positioning; unforeseen technical or operating difficulties and unplanned maintenance; the development and competitiveness of alternative energy and emission reduction technologies; consumer preferences including willingness and ability to pay for reduced emission products; the results of research programs and the ability to bring new technologies to commercial scale on a cost-competitive basis; and other factors discussed under "Item 1A. Risk Factors" of ExxonMobil’s 2024 Form 10-K.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the three months ended March 31, 2025, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2024.

ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of March 31, 2025. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ExxonMobil has elected to use a $1 million threshold for disclosing environmental proceedings.
As reported in the Corporation’s Form 10-K for the year ended December 31, 2024, in December 2024, XTO signed a consent decree with the Department of Justice to resolve alleged violations of the General Duty Clause of the Clean Air Act as it related to the Schnegg well in Powhatan Point, Ohio upon payment of an $8.0 million penalty. On March 11, 2025, the United States District Court for the Southern District of Ohio entered the consent decree, and XTO paid the civil penalty of $8.0 million.
As reported in the Corporation’s Form 10-K for the year ended December 31, 2024, on December 11, 2024, the Fifth Circuit affirmed the judgment of the United States District Court for the Southern District of Texas assessing a $14.25 million penalty against ExxonMobil related to alleged Clean Air Act and other violations at the Baytown complex. On March 11, 2025, ExxonMobil filed a petition for review with the U.S. Supreme Court.
Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for Quarter Ended March 31, 2025

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Billions of dollars) (4)
January 2025	14,679,994	$109.21	14,647,922	$38.4
February 2025	13,848,302	$109.82	13,843,816	$36.9
March 2025	14,929,749	$112.55	14,929,749	$35.2
Total	43,458,045	$110.55	43,421,487

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

ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

EXXON MOBIL CORPORATION
Date: May 5, 2025	By:	/s/ LEN M. FOX
Len M. Fox
Vice President, Controller and Tax (Principal Accounting Officer)