Form 10-Q
period 2025-06-30
EXXON MOBIL CORP
filed 2025-08-04
CIK 34088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2025
Common stock, without par value	4,263,247,021

EXXON MOBIL CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars, unless noted)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues and other income
Sales and other operating revenue	79,477	89,986	160,535	170,397
Income from equity affiliates	1,462	1,744	2,831	3,586
Other income	567	1,330	1,270	2,160
Total revenues and other income	81,506	93,060	164,636	176,143
Costs and other deductions
Crude oil and product purchases	45,327	54,199	92,115	101,800
Production and manufacturing expenses	10,102	9,804	20,185	18,895
Selling, general and administrative expenses	2,528	2,568	5,068	5,063
Depreciation and depletion (includes impairments)	6,101	5,787	11,803	10,599
Exploration expenses, including dry holes (1)	251	153	315	301
Non-service pension and postretirement benefit expense	90	34	203	57
Interest expense	145	271	350	492
Other taxes and duties	6,257	6,579	12,292	12,902
Total costs and other deductions	70,801	79,395	142,331	150,109
Income (loss) before income taxes	10,705	13,665	22,305	26,034
Income tax expense (benefit)	3,351	4,094	6,918	7,897
Net income (loss) including noncontrolling interests	7,354	9,571	15,387	18,137
Net income (loss) attributable to noncontrolling interests	272	331	592	677
Net income (loss) attributable to ExxonMobil	7,082	9,240	14,795	17,460

Earnings (loss) per common share (dollars)	1.64	2.14	3.40	4.20

Earnings (loss) per common share - assuming dilution (dollars)	1.64	2.14	3.40	4.20

(1) Includes $40 million related to the write-off of exploratory well costs in 2025 that were previously capitalized for greater than one year at December 31, 2024.
The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) including noncontrolling interests	7,354	9,571	15,387	18,137

Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	2,206	(115)	2,508	(1,382)
Postretirement benefits reserves adjustment (excluding amortization)	(12)	29	(46)	(13)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	7	17	30	26
Total other comprehensive income (loss)	2,201	(69)	2,492	(1,369)
Comprehensive income (loss) including noncontrolling interests	9,555	9,502	17,879	16,768
Comprehensive income (loss) attributable to noncontrolling interests	571	280	901	506
Comprehensive income (loss) attributable to ExxonMobil	8,984	9,222	16,978	16,262

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars, unless noted)	June 30, 2025	December 31, 2024

ASSETS
Current assets
Cash and cash equivalents	14,352	23,029
Cash and cash equivalents – restricted	1,359	158
Notes and accounts receivable – net	41,792	43,681
Inventories
Crude oil, products and merchandise	21,364	19,444
Materials and supplies	4,007	4,080
Other current assets	2,234	1,598
Total current assets	85,108	91,990
Investments, advances and long-term receivables	46,092	47,200
Property, plant and equipment – net	295,356	294,318
Other assets, including intangibles – net	21,041	19,967
Total Assets	447,597	453,475

LIABILITIES
Current liabilities
Notes and loans payable	5,419	4,955
Accounts payable and accrued liabilities	59,725	61,297
Income taxes payable	3,017	4,055
Total current liabilities	68,161	70,307
Long-term debt	33,570	36,755
Postretirement benefits reserves	10,352	9,700
Deferred income tax liabilities	39,368	39,042
Long-term obligations to equity companies	1,113	1,346
Other long-term obligations	25,071	25,719
Total Liabilities	177,635	182,869

Commitments and contingencies (Note 3)

EQUITY
Common stock without par value (9,000 million shares authorized, 8,019 million shares issued)	46,629	46,238
Earnings reinvested	477,061	470,903
Accumulated other comprehensive income	(12,436)	(14,619)
Common stock held in treasury (3,756 million shares at June 30, 2025 and 3,666 million shares at December 31, 2024)	(248,661)	(238,817)
ExxonMobil share of equity	262,593	263,705
Noncontrolling interests	7,369	6,901
Total Equity	269,962	270,606
Total Liabilities and Equity	447,597	453,475

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)	Six Months Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) including noncontrolling interests	15,387	18,137
Depreciation and depletion (includes impairments)	11,803	10,599
Changes in operational working capital, excluding cash and debt	(4,848)	(2,608)
All other items – net	2,161	(904)
Net cash provided by operating activities	24,503	25,224

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(12,181)	(11,309)
Proceeds from asset sales and returns of investments	1,999	1,629
Additional investments and advances	(472)	(744)
Other investing activities including collection of advances	339	224
Cash acquired from mergers and acquisitions	—	754
Net cash used in investing activities	(10,315)	(9,446)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	883	217
Reductions in long-term debt	(13)	(1,142)
Additions to short-term debt	172	—
Reductions in short-term debt	(4,676)	(2,771)
Additions/(reductions) in debt with three months or less maturity	257	(6)
Contingent consideration payments	(79)	(27)
Cash dividends to ExxonMobil shareholders	(8,623)	(8,093)
Cash dividends to noncontrolling interests	(452)	(397)
Changes in noncontrolling interests	(10)	4
Inflows from noncontrolling interests for major projects	45	12
Common stock acquired	(9,768)	(8,337)
Net cash used in financing activities	(22,264)	(20,540)

Effects of exchange rate changes on cash	600	(318)
Increase/(decrease) in cash and cash equivalents (including restricted)	(7,476)	(5,080)
Cash and cash equivalents at beginning of period (including restricted)	23,187	31,568
Cash and cash equivalents at end of period (including restricted)	15,711	26,488

SUPPLEMENTAL DISCLOSURES
Income taxes paid	5,582	6,968
Cash interest paid
Included in cash flows from operating activities	169	321
Capitalized, included in cash flows from investing activities	707	590
Total cash interest paid	876	911

Noncash right of use assets recorded in exchange for lease liabilities
Operating leases	900	647
Finance leases	6	53

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ExxonMobil Share of Equity

(millions of dollars, unless noted)	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity

Balance as of March 31, 2024	17,971	458,339	(13,169)	(257,891)	205,250	7,802	213,052
Amortization of stock-based awards	178	—	—	—	178	—	178
Other	(117)	—	—	—	(117)	10	(107)
Net income (loss) for the period	—	9,240	—	—	9,240	331	9,571
Dividends - common shares	—	(4,285)	—	—	(4,285)	(231)	(4,516)
Other comprehensive income (loss)	—	—	(18)	—	(18)	(51)	(69)
Share repurchases, at cost	—	—	—	(5,310)	(5,310)	—	(5,310)
Issued for acquisitions	28,749	—	—	34,603	63,352	—	63,352
Dispositions	—	—	—	115	115	—	115
Balance as of June 30, 2024	46,781	463,294	(13,187)	(228,483)	268,405	7,861	276,266

Balance as of March 31, 2025	46,426	474,290	(14,338)	(243,658)	262,720	7,086	269,806
Amortization of stock-based awards	220	—	—	—	220	—	220
Other	(17)	(23)	—	—	(40)	23	(17)
Net income (loss) for the period	—	7,082	—	—	7,082	272	7,354
Dividends - common shares	—	(4,288)	—	—	(4,288)	(311)	(4,599)
Other comprehensive income (loss)	—	—	1,902	—	1,902	299	2,201
Share repurchases, at cost	—	—	—	(5,014)	(5,014)	—	(5,014)
Dispositions	—	—	—	11	11	—	11
Balance as of June 30, 2025	46,629	477,061	(12,436)	(248,661)	262,593	7,369	269,962

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024

Common Stock Share Activity (millions of shares)	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Balance as of March 31	8,019	(3,709)	4,310	8,019	(4,076)	3,943
Share repurchases, at cost	—	(47)	(47)	—	(45)	(45)
Issued for acquisitions	—	—	—	—	545	545
Dispositions	—	—	—	—	—	—
Balance as of June 30	8,019	(3,756)	4,263	8,019	(3,576)	4,443

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ExxonMobil Share of Equity

(millions of dollars, unless noted)	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity

Balance as of December 31, 2023	17,781	453,927	(11,989)	(254,917)	204,802	7,736	212,538
Amortization of stock-based awards	375	—	—	—	375	—	375
Other	(124)	—	—	—	(124)	16	(108)
Net income (loss) for the period	—	17,460	—	—	17,460	677	18,137
Dividends - common shares	—	(8,093)	—	—	(8,093)	(397)	(8,490)
Other comprehensive income (loss)	—	—	(1,198)	—	(1,198)	(171)	(1,369)
Share repurchases, at cost	—	—	—	(8,288)	(8,288)	—	(8,288)
Issued for acquisitions	28,749	—	—	34,603	63,352	—	63,352
Dispositions	—	—	—	119	119	—	119
Balance as of June 30, 2024	46,781	463,294	(13,187)	(228,483)	268,405	7,861	276,266

Balance as of December 31, 2024	46,238	470,903	(14,619)	(238,817)	263,705	6,901	270,606
Amortization of stock-based awards	414	—	—	—	414	—	414
Other	(23)	(14)	—	—	(37)	19	(18)
Net income (loss) for the period	—	14,795	—	—	14,795	592	15,387
Dividends - common shares	—	(8,623)	—	—	(8,623)	(452)	(9,075)
Other comprehensive income (loss)	—	—	2,183	—	2,183	309	2,492
Share repurchases, at cost	—	—	—	(9,866)	(9,866)	—	(9,866)
Dispositions	—	—	—	22	22	—	22
Balance as of June 30, 2025	46,629	477,061	(12,436)	(248,661)	262,593	7,369	269,962

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024

Common Stock Share Activity (millions of shares)	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Balance as of December 31	8,019	(3,666)	4,353	8,019	(4,048)	3,971
Share repurchases, at cost	—	(90)	(90)	—	(73)	(73)
Issued for acquisitions	—	—	—	—	545	545
Dispositions	—	—	—	—	—	—
Balance as of June 30	8,019	(3,756)	4,263	8,019	(3,576)	4,443

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
Restricted cash represents sale proceeds required to be set aside by a contractual arrangement for any potential like-kind exchange. The restriction will lapse upon the earlier of completion of the exchange or the expiry of the underlying time period, which is less than one year.
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
The transaction was accounted for as a business combination in accordance with ASC 805, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the fair values of the assets acquired and liabilities assumed.

(billions of dollars)	Pioneer
Current assets (1)	3
Other non-current assets	1
Property, plant & equipment (2)	84
Total identifiable assets acquired	88

Current liabilities (1)	3
Long-term debt (3)	5
Deferred income tax liabilities (4)	16
Other non-current liabilities	2
Total liabilities assumed	26
Net identifiable assets acquired	62

Goodwill (5)	1
Net assets	63

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

Actual and Pro Forma Impact of Merger
The following table presents revenues and earnings included in the Consolidated Statement of Income for Pioneer since the acquisition date (May 3, 2024) through June 30, 2024:

(millions of dollars)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Sales and other operating revenues	4,372	4,372
Net income (loss) attributable to ExxonMobil	398	398

The following table presents unaudited pro forma information for the Corporation as if the merger with Pioneer had occurred at the beginning of January 1, 2023:

Unaudited (millions of dollars)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Sales and other operating revenues	92,167	178,557
Net income (loss) attributable to ExxonMobil	9,265	18,256
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
Other Contingencies
The Corporation and certain of its consolidated subsidiaries were contingently liable at June 30, 2025, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. Where it is not possible to make a reasonable estimation of the maximum potential amount of future payments, future performance is expected to be either immaterial or have only a remote chance of occurrence.

	June 30, 2025

(millions of dollars)	Equity Company Obligations (1)	Other Third-Party Obligations	Total
Guarantees
Debt-related	991	157	1,148
Other	674	6,359	7,033
Total	1,665	6,516	8,181

(1) ExxonMobil share.
Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition.

Note 4. Other Comprehensive Income Information

ExxonMobil Share of Accumulated Other Comprehensive Income (millions of dollars)	Cumulative Foreign Exchange Translation Adjustment	Postretirement Benefits Reserves Adjustment	Total
Balance as of December 31, 2023	(13,056)	1,067	(11,989)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	(1,197)	(21)	(1,218)
Amounts reclassified from accumulated other comprehensive income	—	20	20
Total change in accumulated other comprehensive income	(1,197)	(1)	(1,198)
Balance as of June 30, 2024	(14,253)	1,066	(13,187)

Balance as of December 31, 2024	(16,166)	1,547	(14,619)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	2,200	(46)	2,154
Amounts reclassified from accumulated other comprehensive income	—	29	29
Total change in accumulated other comprehensive income	2,200	(17)	2,183
Balance as of June 30, 2025	(13,966)	1,530	(12,436)

(1) Cumulative Foreign Exchange Translation Adjustment includes net investment hedge gain/(loss) net of taxes of $(293) million and $123 million in 2025 and 2024, respectively.

Amounts Reclassified Out of Accumulated Other Comprehensive Income - Before-tax Income/(Expense) (millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs
(Statement of Income line: Non-service pension and postretirement benefit expense)	(7)	(22)	(37)	(34)

Income Tax (Expense)/Credit For Components of Other Comprehensive Income (millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Foreign exchange translation adjustment	47	69	106	(6)
Postretirement benefits reserves adjustment (excluding amortization)	16	(10)	38	(6)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	—	(5)	(7)	(8)
Total	63	54	137	(20)

Note 5. Earnings Per Share

Earnings per common share	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) attributable to ExxonMobil (millions of dollars)	7,082	9,240	14,795	17,460
Weighted-average number of common shares outstanding (millions of shares) (1)	4,331	4,317	4,351	4,158
Earnings (loss) per common share (dollars) (2)	1.64	2.14	3.40	4.20
Dividends paid per common share (dollars)	0.99	0.95	1.98	1.90

(1) Includes restricted shares not vested.
(2) Earnings (loss) per common share and earnings (loss) per common share – assuming dilution are the same in each period shown.

Note 6. Pension and Other Postretirement Benefits

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Components of net benefit cost
Pension Benefits - U.S.
Service cost	138	117	274	230
Interest cost	171	168	341	336
Expected return on plan assets	(149)	(181)	(298)	(362)
Amortization of actuarial loss/(gain)	19	21	37	42
Amortization of prior service cost	(8)	(8)	(15)	(16)
Net pension enhancement and curtailment/settlement cost	15	14	51	17
Net benefit cost	186	131	390	247

Pension Benefits - Non-U.S.
Service cost	82	86	160	169
Interest cost	205	198	427	425
Expected return on plan assets	(206)	(230)	(427)	(491)
Amortization of actuarial loss/(gain)	9	24	18	49
Amortization of prior service cost	15	12	28	25
Net benefit cost	105	90	206	177

Other Postretirement Benefits
Service cost	24	19	47	37
Interest cost	66	62	131	125
Expected return on plan assets	(4)	(5)	(8)	(10)
Amortization of actuarial loss/(gain)	(27)	(26)	(51)	(52)
Amortization of prior service cost	(16)	(15)	(31)	(31)
Net benefit cost	43	35	88	69

Note 7. Financial Instruments and Derivatives
The estimated fair value of financial instruments and derivatives at June 30, 2025 and December 31, 2024, and the related hierarchy level for the fair value measurement was as follows:

	June 30, 2025

	Fair Value
(millions of dollars)	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	8,022	1,423	—	9,445	(8,585)	(62)	—	798
Advances to/receivables from equity companies (2)(6)	—	2,458	4,290	6,748	—	—	325	7,073
Other long-term financial assets (3)	1,517	—	1,538	3,055	—	—	214	3,269

Liabilities
Derivative liabilities (4)	8,271	1,271	—	9,542	(8,585)	(311)	—	646
Long-term debt (5)	25,560	2,517	—	28,077	—	—	3,374	31,451
Long-term obligations to equity companies (6)	—	—	1,156	1,156	—	—	(43)	1,113
Other long-term financial liabilities (7)	—	—	404	404	—	—	56	460

	December 31, 2024

	Fair Value
(millions of dollars)	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	3,223	1,206	—	4,429	(3,913)	(3)	—	513
Advances to/receivables from equity companies (2)(6)	—	2,466	4,167	6,633	—	—	451	7,084
Other long-term financial assets (3)	1,468	—	1,504	2,972	—	—	247	3,219

Liabilities
Derivative liabilities (4)	3,561	1,416	—	4,977	(3,913)	(341)	—	723
Long-term debt (5)	28,884	1,813	—	30,697	—	—	3,935	34,632
Long-term obligations to equity companies (6)	—	—	1,393	1,393	—	—	(47)	1,346
Other long-term financial liabilities (7)	—	—	583	583	—	—	57	640

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

At June 30, 2025 and December 31, 2024, respectively, the Corporation had $849 million and $491 million of collateral under master netting arrangements not offset against the derivatives on the Condensed Consolidated Balance Sheet, primarily related to initial margin requirements.
The Corporation may use non-derivative financial instruments, such as its foreign currency-denominated debt, as hedges of its net investments in certain foreign subsidiaries. Under this method, the change in the carrying value of the financial instruments due to foreign exchange fluctuations is reported in accumulated other comprehensive income. As of June 30, 2025, the Corporation has designated $3.5 billion of its Euro-denominated debt and related accrued interest as a net investment hedge of its European business. The net investment hedge is deemed to be perfectly effective.
The Corporation had undrawn short-term committed lines of credit of $0.2 billion and undrawn long-term committed lines of credit of $0.7 billion as of the end of second quarter 2025.

Derivative Instruments
The Corporation’s size, strong capital structure, geographic diversity, and the complementary nature of its business segments reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and to generate returns from trading. Commodity contracts held for trading purposes are presented in the Condensed Consolidated Statement of Income on a net basis in the line “Sales and other operating revenue" and in the Consolidated Statement of Cash Flows in “Cash Flows from Operating Activities”. The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of June 30, 2025 and December 31, 2024, or results of operations for the periods ended June 30, 2025 and 2024.
The Corporation operates a program to hedge certain of its fixed-rate debt instruments against changes in fair value due to changes in the designated benchmark interest rate. This program utilizes fair value hedge accounting. The derivative (hedging) instruments are fixed-for-floating interest rate swaps, with settlement dates that correspond to the interest payments associated with the fixed-rate debt (hedged item). Changes in the fair values of the hedging instruments are perfectly offset by changes in the fair values of the hedged items; the effects of these changes in fair values are recorded in "Interest expense" in the Consolidated Statement of Income. This program was not material to the Consolidated Financial Statements as of the end of second quarter 2025.
Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation maintains a system of controls that includes the authorization, reporting, and monitoring of derivative activity.
The net notional long/(short) position of derivative instruments at June 30, 2025 and December 31, 2024, was as follows:

(millions)	June 30, 2025	December 31, 2024
Crude oil (barrels)	—	13
Petroleum products (barrels)	(26)	(32)
Natural gas (MMBTUs)	(647)	(675)
Realized and unrealized gains/(losses) on derivative instruments that were recognized in the Condensed Consolidated Statement of Income are included in the following lines on a before-tax basis:

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales and other operating revenue	515	(103)	534	(895)
Crude oil and product purchases	4	(5)	6	(2)
Total	519	(108)	540	(897)

Note 8. Disclosures about Segments and Related Information

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Three Months Ended June 30, 2025
Revenues and other income
Sales and other operating revenue	5,939	3,286	25,072	34,917	1,970	3,700	1,438	3,134	79,456
Income from equity affiliates	5	1,300	36	28	38	129	3	(10)	1,529
Intersegment revenue	6,230	8,824	4,502	6,512	1,668	790	551	113	29,190
Other income	93	23	26	54	—	3	2	31	232
Segment revenues and other income	12,267	13,433	29,636	41,511	3,676	4,622	1,994	3,268	110,407

Costs and other items
Crude oil and product purchases	4,533	2,006	25,515	33,551	2,136	3,204	1,073	2,025	74,043
Operating expenses, excl. depreciation and depletion (1)	2,716	2,480	1,940	2,272	1,096	1,194	510	556	12,764
Depreciation and depletion (includes impairments)	3,356	1,733	198	170	148	138	27	43	5,813
Interest expense	22	16	(1)	1	—	—	—	2	40
Other taxes and duties	49	531	830	4,744	18	39	1	44	6,256
Total costs and other deductions	10,676	6,766	28,482	40,738	3,398	4,575	1,611	2,670	98,916
Segment income (loss) before income taxes	1,591	6,667	1,154	773	278	47	383	598	11,491
Income tax expense (benefit)	379	2,332	264	159	23	3	91	106	3,357
Segment net income (loss) incl. noncontrolling interests	1,212	4,335	890	614	255	44	292	492	8,134
Net income (loss) attributable to noncontrolling interests	—	145	65	73	—	6	1	3	293
Segment income (loss)	1,212	4,190	825	541	255	38	291	489	7,841

Reconciliation of consolidated revenues
Segment revenues and other income			110,407
Other revenues (2)			289
Elimination of intersegment revenues			(29,190)
Total consolidated revenues and other income			81,506

Reconciliation of income (loss) attributable to ExxonMobil
Total segment income (loss)			7,841
Corporate and Financing income (loss)			(759)
Net income (loss) attributable to ExxonMobil			7,082

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Three Months Ended June 30, 2025
Additions to property, plant and equipment (3)	3,047	2,022	145	258	161	101	39	50	5,823

As of June 30, 2025
Investments in equity companies	5,107	19,846	462	983	3,008	2,598	—	793	32,797
Total assets	152,661	134,033	32,412	46,120	17,456	18,433	2,674	8,476	412,265

Reconciliation to Corporate Total	Segment Total		Corporate and Financing		Corporate Total
Three Months Ended June 30, 2025
Additions to property, plant and equipment (3)	5,823		532		6,355

As of June 30, 2025
Investments in equity companies	32,797		(140)		32,657
Total assets	412,265		35,332		447,597

(1) Operating expenses, excl. depreciation and depletion includes the following GAAP line items, as reflected on the Income Statement: Production and manufacturing expenses; Selling, general and administrative expenses; Exploration expenses, including dry holes; and Non-service pension and postretirement benefit expense.

(2) Primarily Corporate and Financing Interest revenue of $312 million.
(3) Includes non-cash additions.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Three Months Ended June 30, 2024
Revenues and other income
Sales and other operating revenue	6,729	3,317	26,415	43,014	2,213	3,620	1,538	3,115	89,961
Income from equity affiliates	21	1,564	37	(26)	32	169	—	(12)	1,785
Intersegment revenue	5,545	11,043	6,537	6,395	1,950	998	634	151	33,253
Other income	736	(125)	79	46	—	—	4	23	763
Segment revenues and other income	13,031	15,799	33,068	49,429	4,195	4,787	2,176	3,277	125,762

Costs and other items
Crude oil and product purchases	4,319	2,538	29,354	41,584	2,182	3,195	1,103	2,307	86,582
Operating expenses, excl. depreciation and depletion (1)	2,605	2,710	2,033	2,176	1,194	1,120	467	547	12,852
Depreciation and depletion (includes impairments)	2,792	2,039	197	178	144	110	22	34	5,516
Interest expense	46	18	2	1	—	1	—	—	68
Other taxes and duties	104	687	873	4,841	2	20	—	51	6,578
Total costs and other deductions	9,866	7,992	32,459	48,780	3,522	4,446	1,592	2,939	111,596
Segment income (loss) before income taxes	3,165	7,807	609	649	673	341	584	338	14,166
Income tax expense (benefit)	735	2,954	104	92	147	76	136	31	4,275
Segment net income (loss) incl. noncontrolling interests	2,430	4,853	505	557	526	265	448	307	9,891
Net income (loss) attributable to noncontrolling interests	—	209	55	61	—	12	1	3	341
Segment income (loss)	2,430	4,644	450	496	526	253	447	304	9,550

Reconciliation of consolidated revenues
Segment revenues and other income			125,762
Other revenues (2)			551
Elimination of intersegment revenues			(33,253)
Total consolidated revenues and other income			93,060

Reconciliation of income (loss) attributable to ExxonMobil
Total segment income (loss)			9,550
Corporate and Financing income (loss)			(310)
Net income (loss) attributable to ExxonMobil			9,240

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Three Months Ended June 30, 2024
Additions to property, plant and equipment (3)	86,884	2,474	160	345	104	298	44	64	90,373

As of December 31, 2024
Investments in equity companies	4,884	21,396	444	915	3,016	2,649	—	814	34,118
Total assets	154,914	134,609	32,143	43,399	17,445	17,692	2,882	8,040	411,124

Reconciliation to Corporate Total	Segment Total		Corporate and Financing		Corporate Total
Three Months Ended June 30, 2024
Additions to property, plant and equipment (3)	90,373		431		90,804

As of December 31, 2024
Investments in equity companies	34,118		(108)		34,010
Total assets	411,124		42,351		453,475

(1) Operating expenses, excl. depreciation and depletion includes the following GAAP line items, as reflected on the Income Statement: Production and manufacturing expenses; Selling, general and administrative expenses; Exploration expenses, including dry holes; and Non-service pension and postretirement benefit expense.

(2) Primarily Corporate and Financing Interest revenue of $433 million.
(3) Includes non-cash additions.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Six Months Ended June 30, 2025
Revenues and other income
Sales and other operating revenue	13,257	7,246	48,957	70,994	3,992	7,085	2,805	6,159	160,495
Income from equity affiliates	9	2,547	72	29	61	269	3	(32)	2,958
Intersegment revenue	12,786	18,674	9,126	13,184	3,343	1,529	1,100	227	59,969
Other income	(42)	397	82	78	1	2	2	58	578
Segment revenues and other income	26,010	28,864	58,237	84,285	7,397	8,885	3,910	6,412	224,000

Costs and other items
Crude oil and product purchases	9,962	5,267	50,621	68,597	4,290	6,219	2,070	4,104	151,130
Operating expenses, excl. depreciation and depletion (1)	5,479	4,761	4,022	4,431	2,159	2,278	982	1,126	25,238
Depreciation and depletion (includes impairments)	6,394	3,422	393	343	293	260	54	81	11,240
Interest expense	59	22	(1)	2	—	—	—	2	84
Other taxes and duties	113	1,070	1,617	9,306	34	61	3	88	12,292
Total costs and other deductions	22,007	14,542	56,652	82,679	6,776	8,818	3,109	5,401	199,984
Segment income (loss) before income taxes	4,003	14,322	1,585	1,606	621	67	801	1,011	24,016
Income tax expense (benefit)	921	4,930	358	346	111	(3)	187	183	7,033
Segment net income (loss) incl. noncontrolling interests	3,082	9,392	1,227	1,260	510	70	614	828	16,983
Net income (loss) attributable to noncontrolling interests	—	316	105	189	—	14	1	6	631
Segment income (loss)	3,082	9,076	1,122	1,071	510	56	613	822	16,352

Reconciliation of consolidated revenues
Segment revenues and other income			224,000
Other revenues (2)			605
Elimination of intersegment revenues			(59,969)
Total consolidated revenues and other income			164,636

Reconciliation of income (loss) attributable to ExxonMobil
Total segment income (loss)			16,352
Corporate and Financing income (loss)			(1,557)
Net income (loss) attributable to ExxonMobil			14,795

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Six Months Ended June 30, 2025
Additions to property, plant and equipment (3)	5,827	4,044	261	486	306	218	88	103	11,333

As of June 30, 2025
Investments in equity companies	5,107	19,846	462	983	3,008	2,598	—	793	32,797
Total assets	152,661	134,033	32,412	46,120	17,456	18,433	2,674	8,476	412,265

Reconciliation to Corporate Total	Segment Total		Corporate and Financing		Corporate Total
Six Months Ended June 30, 2025
Additions to property, plant and equipment (3)	11,333		1,051		12,384

As of June 30, 2025
Investments in equity companies	32,797		(140)		32,657
Total assets	412,265		35,332		447,597

(1) Operating expenses, excl. depreciation and depletion includes the following GAAP line items, as reflected on the Income Statement: Production and manufacturing expenses; Selling, general and administrative expenses; Exploration expenses, including dry holes; and Non-service pension and postretirement benefit expense.

(2) Primarily Corporate and Financing Interest revenue of $675 million.
(3) Includes non-cash additions.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Six Months Ended June 30, 2024
Revenues and other income
Sales and other operating revenue	8,919	6,843	51,218	82,423	4,407	7,266	3,007	6,265	170,348
Income from equity affiliates	(84)	3,272	70	(1)	89	374	—	(21)	3,699
Intersegment revenue	11,533	21,023	13,095	13,147	3,815	2,023	1,289	315	66,240
Other income	697	12	122	65	1	5	7	55	964
Segment revenues and other income	21,065	31,150	64,505	95,634	8,312	9,668	4,303	6,614	241,251

Costs and other items
Crude oil and product purchases	7,312	5,021	56,630	79,935	4,473	6,546	2,249	4,592	166,758
Operating expenses, excl. depreciation and depletion (1)	4,332	5,340	4,047	4,314	2,185	2,180	895	1,082	24,375
Depreciation and depletion (includes impairments)	4,634	4,074	393	367	303	219	44	73	10,107
Interest expense	74	33	3	3	—	1	—	1	115
Other taxes and duties	202	1,300	1,693	9,544	19	39	2	103	12,902
Total costs and other deductions	16,554	15,768	62,766	94,163	6,980	8,985	3,190	5,851	214,257
Segment income (loss) before income taxes	4,511	15,382	1,739	1,471	1,332	683	1,113	763	26,994
Income tax expense (benefit)	1,027	5,779	340	230	302	126	261	94	8,159
Segment net income (loss) incl. noncontrolling interests	3,484	9,603	1,399	1,241	1,030	557	852	669	18,835
Net income (loss) attributable to noncontrolling interests	—	353	113	205	—	23	1	8	703
Segment income (loss)	3,484	9,250	1,286	1,036	1,030	534	851	661	18,132

Reconciliation of consolidated revenue
Segment revenues and other income			241,251
Other revenues (2)			1,132
Elimination of intersegment revenues			(66,240)
Total consolidated revenues and other income			176,143

Reconciliation of income (loss) attributable to ExxonMobil
Total segment income (loss)			18,132
Corporate and Financing income (loss)			(672)
Net income (loss) attributable to ExxonMobil			17,460

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Six Months Ended June 30, 2024
Additions to property, plant and equipment (3)	88,912	4,138	302	666	204	533	58	122	94,935

As of December 31, 2024
Investments in equity companies	4,884	21,396	444	915	3,016	2,649	—	814	34,118
Total assets	154,914	134,609	32,143	43,399	17,445	17,692	2,882	8,040	411,124

Reconciliation to Corporate Total	Segment Total		Corporate and Financing		Corporate Total
Six Months Ended June 30, 2024
Additions to property, plant and equipment (3)	94,935		943		95,878

As of December 31, 2024
Investments in equity companies	34,118		(108)		34,010
Total assets	411,124		42,351		453,475

(1) Operating expenses, excl. depreciation and depletion includes the following GAAP line items, as reflected on the Income Statement: Production and manufacturing expenses; Selling, general and administrative expenses; Exploration expenses, including dry holes; and Non-service pension and postretirement benefit expense.

(2) Primarily Corporate and Financing Interest revenue of $907 million.
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

Sales and other operating revenue (millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue from contracts with customers	56,680	64,181	113,611	122,600
Revenue outside the scope of ASC 606	22,797	25,805	46,924	47,797
Total	79,477	89,986	160,535	170,397

Geographic Sales and Other Operating Revenue
(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	34,436	36,895	69,043	67,551
Non-U.S.	45,041	53,091	91,492	102,846
Total	79,477	89,986	160,535	170,397

Significant Non-U.S. revenue sources include: (1)
Canada	6,804	8,126	13,794	15,182

(1) Revenue is determined by primary country of operations. Excludes certain sales and other operating revenues in non-U.S. operations where attribution to a specific country is not practicable.

Note 9. Divestment Activities
Through June 30, 2025, the Corporation realized proceeds of approximately $2.0 billion and net after-tax earnings of approximately $0.2 billion from its divestment activities. This included the sale of select conventional assets in Texas and New Mexico, Mobil Argentina S.A., as well as other smaller divestments.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
During the second quarter of 2025, the price of crude oil decreased slightly relative to first quarter 2025, remaining near the middle of the 10-year historical range (2010-2019) supported by strong demand which helped to offset increased OPEC supply. Natural gas prices remained above the 10-year range on strong global demand. Global industry refining margins improved in the second quarter, moving back to the middle of the 10-year historical range driven by strong seasonal demand. Chemical margins remained at bottom of cycle, well below the 10-year range, with continued industry oversupply.
During 2025, the U.S. announced a variety of trade-related actions, including the imposition of tariffs on imports from several countries. In response, many countries announced their own retaliatory tariffs. Certain tariffs were paused for a period of time but have not been withdrawn, while others have been revised. The global trade environment continues to be volatile. The likelihood of the U.S. or its trading partners resuming tariffs, imposing new or revised reciprocal tariffs, export restrictions, or other forms of trade-related sanctions is highly uncertain. Despite the current uncertainty as to what effects these actions will ultimately have on the Corporation, our suppliers and our customers, as well as on the overall macroeconomic environment, we do not anticipate any material near-term financial impacts.

Selected Earnings Driver Definitions
The earnings drivers provide additional visibility into our business results. The Corporation evaluates these drivers periodically to determine if any enhancements may provide helpful insights to the market. Listed below are descriptions of the earnings drivers:
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
Structural Cost Savings. Represents after-tax earnings effects of Structural Cost Savings as defined on page 23, including cash operating expenses related to divestments.
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

Three Months Ended June 30, 2025	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	1,212	4,190	825	541	255	38	291	489	(759)	7,082
Identified Items
Total Identified Items	—	—	—	—	—	—	—	—	—	—
Earnings (loss) excluding Identified Items (Non-GAAP)	1,212	4,190	825	541	255	38	291	489	(759)	7,082

Three Months Ended June 30, 2024	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	2,430	4,644	450	496	526	253	447	304	(310)	9,240
Identified Items
Total Identified Items	—	—	—	—	—	—	—	—	—	—
Earnings (loss) excluding Identified Items (Non-GAAP)	2,430	4,644	450	496	526	253	447	304	(310)	9,240

Six Months Ended June 30, 2025	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	3,082	9,076	1,122	1,071	510	56	613	822	(1,557)	14,795
Identified Items
Total Identified Items	—	—	—	—	—	—	—	—	—	—
Earnings (loss) excluding Identified Items (Non-GAAP)	3,082	9,076	1,122	1,071	510	56	613	822	(1,557)	14,795

Six Months Ended June 30, 2024	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	3,484	9,250	1,286	1,036	1,030	534	851	661	(672)	17,460
Identified Items
Total Identified Items	—	—	—	—	—	—	—	—	—	—
Earnings (loss) excluding Identified Items (Non-GAAP)	3,484	9,250	1,286	1,036	1,030	534	851	661	(672)	17,460
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

Structural Cost Savings (Non-GAAP)
Structural Cost Savings describes decreases in cash opex excluding energy and production taxes as a result of operational efficiencies, workforce reductions, divestment-related reductions, and other cost-savings measures that are expected to be sustainable compared to 2019 levels. Relative to 2019, estimated cumulative Structural Cost Savings totaled $13.5 billion, which included an additional $1.4 billion in the first six months of 2025. The total change between periods in expenses below will reflect both Structural Cost Savings and other changes in spend, including market factors, such as inflation and foreign exchange impacts, as well as changes in activity levels and costs associated with new operations, mergers and acquisitions, new business venture development, and early-stage projects. Structural Cost Savings from new operations, mergers and acquisitions, and new business venture developments are included in the cumulative Structural Cost Savings. Estimates of cumulative annual structural savings may be revised depending on whether cost reductions realized in prior periods are determined to be sustainable compared to 2019 levels. Structural Cost Savings are stewarded internally to support management's oversight of spending over time. This measure is useful for investors to understand the Corporation's efforts to optimize spending through disciplined expense management.

Dollars in billions (unless otherwise noted)	Twelve Months Ended December 31,		Six Months Ended June 30,
	2019	2024	2024	2025
Components of Operating Costs
From ExxonMobil’s Consolidated Statement of Income (U.S. GAAP)
Production and manufacturing expenses	36.8	39.6	18.9	20.2
Selling, general and administrative expenses	11.4	10.0	5.1	5.1
Depreciation and depletion (includes impairments)	19.0	23.4	10.6	11.8
Exploration expenses, including dry holes	1.3	0.8	0.3	0.3
Non-service pension and postretirement benefit expense	1.2	0.1	0.1	0.2
Subtotal	69.7	74.0	34.9	37.6
ExxonMobil’s share of equity company expenses (Non-GAAP)	9.1	9.6	4.7	5.2
Total Adjusted Operating Costs (Non-GAAP)	78.8	83.6	39.6	42.8

Total Adjusted Operating Costs (Non-GAAP)	78.8	83.6	39.6	42.8
Less:
Depreciation and depletion (includes impairments)	19.0	23.4	10.6	11.8
Non-service pension and postretirement benefit expense	1.2	0.1	0.1	0.2
Other adjustments (includes equity company depreciation and depletion)	3.6	3.7	1.7	2.4
Total Cash Operating Expenses (Cash Opex) (Non-GAAP)	55.0	56.4	27.2	28.4

Energy and production taxes (Non-GAAP)	11.0	13.9	6.8	7.6
Total Cash Operating Expenses (Cash Opex) excluding Energy and Production Taxes (Non-GAAP)	44.0	42.5	20.4	20.8

		Change vs 2019		Change vs 2024	Estimated Cumulative vs 2019
Total Cash Operating Expenses (Cash Opex) excluding Energy and Production Taxes (Non-GAAP)		-1.5		+0.4

Market		+4.0		+0.3
Activity / Other		+6.6		+1.5
Structural Cost Savings		-12.1		-1.4	-13.5

Due to rounding, numbers presented may not add up precisely to the totals indicated.

REVIEW OF SECOND QUARTER 2025 RESULTS
ExxonMobil’s second quarter 2025 earnings were $7.1 billion, compared to $9.2 billion a year earlier. The decrease in earnings was mainly driven by weaker crude prices, lower chemical realizations, and higher expenses from growth initiatives; partly offset by increased volumes from advantaged Upstream investments in the Permian and Structural Cost Savings. Cash capital expenditures were $6.3 billion, down $0.2 billion from second quarter 2024.
Earnings for the first six months of 2025 were $14.8 billion, compared to $17.5 billion a year earlier. Cash capital expenditures were $12.3 billion, up $0.5 billion from the first six months of 2024. The Corporation distributed $8.6 billion in dividends to shareholders and repurchased $9.8 billion of common stock.

UPSTREAM

Upstream Financial Results

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings (loss) (U.S. GAAP)
United States	1,212	2,430	3,082	3,484
Non-U.S.	4,190	4,644	9,076	9,250
Total	5,402	7,074	12,158	12,734

Identified Items (1)
United States	—	—	—	—
Non-U.S.	—	—	—	—
Total	—	—	—	—

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	1,212	2,430	3,082	3,484
Non-U.S.	4,190	4,644	9,076	9,250
Total	5,402	7,074	12,158	12,734

(1) Refer to page 22 for definition of Identified Items and earnings (loss) excluding Identified Items.

Upstream Second Quarter Earnings Driver Analysis
(millions of dollars)
Price – Price impacts decreased earnings by $2,020 million, mainly driven by lower liquids realizations.
Advantaged Volume Growth – Volumes from advantaged assets increased earnings by $160 million, mainly driven by Permian growth, including the Pioneer acquisition.
Base Volume – Decreased earnings by $110 million as a result of divestments.
Structural Cost Savings – Increased earnings by $310 million.
Expenses – Decreased earnings by $250 million from higher depreciation.
Other – Increased earnings by $100 million, driven by favorable foreign exchange and tax items, partially offset by lower divestment gains.
Timing Effects – Increased earnings by $140 million, mainly from favorable derivatives mark-to-market impacts.

Upstream Year-to-Date Earnings Driver Analysis
(millions of dollars)
Price – Price impacts decreased earnings by $2,480 million, driven by lower liquids realizations.
Advantaged Volume Growth – Volumes from advantaged assets increased earnings by $1,080 million, driven by the Permian and Guyana.
Base Volume – Divestments of non-strategic assets decreased earnings by $300 million, partially offset by the Tengiz expansion.
Structural Cost Savings – Increased earnings by $620 million.
Expenses – Decreased earnings by $420 million, primarily from higher depreciation.
Other – Increased earnings by $500 million, driven by favorable foreign exchange and tax items.
Timing Effects – Increased earnings by $420 million from favorable derivatives mark-to-market impacts.

Upstream Operational Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net production of crude oil, natural gas liquids, bitumen and synthetic oil (thousands of barrels daily)
United States	1,494	1,261	1,456	1,038
Canada/Other Americas	797	760	779	767
Europe	3	4	4	4
Africa	139	215	138	220
Asia	801	714	799	712
Australia/Oceania	25	30	25	30
Worldwide	3,259	2,984	3,201	2,771

Net natural gas production available for sale (millions of cubic feet daily)
United States	3,313	2,900	3,290	2,570
Canada/Other Americas	24	114	33	104
Europe	312	331	321	354
Africa	106	167	112	158
Asia	3,206	3,486	3,331	3,380
Australia/Oceania	1,258	1,245	1,257	1,236
Worldwide	8,219	8,243	8,344	7,802

Oil-equivalent production (1) (thousands of oil-equivalent barrels daily)	4,630	4,358	4,591	4,071

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

Upstream Additional Information

(thousands of barrels daily)	Three Months Ended June 30,	Six Months Ended June 30,
Volumes reconciliation (Oil-equivalent production) (1)
2024	4,358	4,071
Entitlements - Net Interest	(40)	(27)
Entitlements - Price / Spend / Other	27	29
Government Mandates	—	(2)
Divestments	(161)	(144)
Growth / Other	446	664
2025	4,630	4,591

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

2Q 2025 versus 2Q 2024	2Q 2025 production of 4.6 million oil-equivalent barrels per day increased 272 thousand oil-equivalent barrels per day from 2Q 2024, driven by the Pioneer acquisition.
YTD 2025 versus YTD 2024	4.6 million oil-equivalent barrels per day in 2025 increased 520 thousand oil-equivalent barrels per day from 2024, driven by Permian production.
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
Entitlements - Price / Spend / Other are changes to ExxonMobil’s share of production volumes resulting from temporary changes to non-operational volume-determining drivers. These drivers include changes in oil and gas prices or spending levels from one period to another. According to the terms of contractual arrangements or government royalty regimes, price or spending variability can increase or decrease royalty burdens and/or volumes attributable to ExxonMobil. For example, at higher prices, fewer barrels are required for ExxonMobil to recover its costs. These effects generally vary from period to period with field spending patterns or market prices for oil and natural gas. Such drivers can also include other temporary changes in net interest as dictated by specific provisions in production agreements.
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

ENERGY PRODUCTS

Energy Products Financial Results

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings (loss) (U.S. GAAP)
United States	825	450	1,122	1,286
Non-U.S.	541	496	1,071	1,036
Total	1,366	946	2,193	2,322

Identified Items (1)
United States	—	—	—	—
Non-U.S.	—	—	—	—
Total	—	—	—	—

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	825	450	1,122	1,286
Non-U.S.	541	496	1,071	1,036
Total	1,366	946	2,193	2,322

(1) Refer to page 22 for definition of Identified Items and earnings (loss) excluding Identified Items.

Energy Products Second Quarter Earnings Driver Analysis
(millions of dollars)
Margin – Industry refining margins increased earnings by $270 million, on higher fuel demand and industry supply outages.
Advantaged Volume Growth – Volumes from advantaged projects increased earnings by $10 million.
Base Volume – Increased earnings by $150 million, driven by lower scheduled maintenance.
Structural Cost Savings – Increased earnings by $40 million.
Expenses – Increased earnings by $60 million.
Other – Increased earnings by $10 million.
Timing Effects – Decreased earnings by $120 million, mainly from the absence of prior year favorable derivatives mark-to-market impacts.

Energy Products Year-to-Date Earnings Driver Analysis
(millions of dollars)
Margins – Industry refining margins decreased earnings by $1,100 million, as the increased supply from industry capacity additions outpaced higher global demand.
Advantaged Volume Growth – Volumes from advantaged projects increased earnings by $20 million.
Base Volume – Higher base volumes increased earnings by $150 million, driven by lower scheduled maintenance.
Structural Cost Savings – Increased earnings by $280 million.
Expenses – Remained flat.
Other – All other items, mainly driven by the absence of unfavorable inventory impacts, increased earnings by $210 million.
Timing Effects – Increased earnings by $310 million, mainly from the absence of prior year unfavorable derivatives mark-to-market impacts.

Energy Products Operational Results

(thousands of barrels daily)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Refinery throughput
United States	1,969	1,746	1,880	1,823
Canada	376	387	387	397
Europe	969	987	977	970
Asia Pacific	442	446	444	424
Other	180	174	185	177
Worldwide	3,936	3,740	3,873	3,791

Energy Products sales (1)
United States	2,906	2,639	2,817	2,607
Non-U.S.	2,682	2,681	2,619	2,669
Worldwide	5,588	5,320	5,436	5,276

Gasoline, naphthas	2,294	2,243	2,229	2,210
Heating oils, kerosene, diesel	1,808	1,718	1,766	1,730
Aviation fuels	387	344	376	342
Heavy fuels	247	181	203	197
Other energy products	852	834	862	797
Worldwide	5,588	5,320	5,436	5,276

(1) Data reported net of purchases/sales contracts with the same counterparty.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

CHEMICAL PRODUCTS

Chemical Products Financial Results

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings (loss) (U.S. GAAP)
United States	255	526	510	1,030
Non-U.S.	38	253	56	534
Total	293	779	566	1,564

Identified Items (2)
United States	—	—	—	—
Non-U.S.	—	—	—	—
Total	—	—	—	—

Earnings (loss) excluding Identified Items (2) (Non-GAAP)
United States	255	526	510	1,030
Non-U.S.	38	253	56	534
Total	293	779	566	1,564

(2) Refer to page 22 for definition of Identified Items and earnings (loss) excluding Identified Items.

Chemical Products Second Quarter Earnings Driver Analysis
(millions of dollars)
Margin – Weaker margins decreased earnings by $560 million on lower North America ethane feed advantage.
Advantaged Volume Growth – High-value product sales growth increased earnings by $30 million.
Base Volume – Increased earnings by $30 million.
Structural Cost Savings – Increased earnings by $10 million.
Expenses – Decreased earnings by $50 million.
Other – Increased earnings by $50 million.

Chemical Products Year-to-Date Earnings Driver Analysis
(millions of dollars)
Margins – Weaker margins decreased earnings by $820 million on lower North America ethane feed advantage.
Advantaged Volume Growth – High-value product sales growth increased earnings by $40 million.
Base Volume – Absence of prior year opportunistic sales decreased earnings by $80 million.
Structural Cost Savings – Increased earnings by $110 million.
Expenses – Higher expenses, including China Chemical Complex costs, decreased earnings by $250 million.

Chemical Products Operational Results

(thousands of metric tons)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Chemical Products sales (1)
United States	1,771	1,802	3,477	3,649
Non-U.S.	3,493	3,071	6,563	6,278
Worldwide	5,264	4,873	10,040	9,927

(1) Data reported net of purchases/sales contracts with the same counterparty.

SPECIALTY PRODUCTS

Specialty Products Financial Results

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings (loss) (U.S. GAAP)
United States	291	447	613	851
Non-U.S.	489	304	822	661
Total	780	751	1,435	1,512

Identified Items (2)
United States	—	—	—	—
Non-U.S.	—	—	—	—
Total	—	—	—	—

Earnings (loss) excluding Identified Items (2) (Non-GAAP)
United States	291	447	613	851
Non-U.S.	489	304	822	661
Total	780	751	1,435	1,512

(2) Refer to page 22 for definition of Identified Items and earnings (loss) excluding Identified Items.

Specialty Products Second Quarter Earnings Driver Analysis
(millions of dollars)
Margin – Stronger finished lubes margins increased earnings by $90 million.
Advantaged Volume – High-value products sales growth increased earnings by $20 million.
Base Volume – Increased earnings by $10 million.
Structural Cost Savings – Increased earnings by $10 million.
Expenses – Decreased earnings by $40 million.
Other – Decreased earnings by $60 million.

Specialty Products Year-to-Date Earnings Driver Analysis
(millions of dollars)
Margins – Stronger margins driven by lower basestocks feed costs increased earnings by $90 million.
Advantaged Volume Growth – High-value products sales growth increased earnings by $10 million.
Base Volume – Decreased earnings by $10 million.
Structural Cost Savings – Increased earnings by $60 million.
Expenses – Higher expenses including spending on ProxximaTM systems and carbon materials market development decreased earnings by $140 million.
Other – Decreased earnings by $90 million.

Specialty Products Operational Results

(thousands of metric tons)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Specialty Products sales (1)
United States	504	506	977	1,001
Non-U.S.	1,500	1,428	2,963	2,892
Worldwide	2,004	1,933	3,940	3,893

(1) Data reported net of purchases/sales contracts with the same counterparty.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

CORPORATE AND FINANCING

Corporate and Financing Financial Results

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings (loss) (U.S. GAAP)	(759)	(310)	(1,557)	(672)
Identified Items (2)	—	—	—	—
Earnings (loss) excluding Identified Items (2) (Non-GAAP)	(759)	(310)	(1,557)	(672)

(2) Refer to page 22 for definition of Identified Items and earnings (loss) excluding Identified Items.
Corporate and Financing expenses were $759 million for the second quarter of 2025, $449 million higher than the second quarter of 2024, due to lower interest income, unfavorable foreign exchange and increased pension-related expenses.
Corporate and Financing expenses were $1,557 million for the first six months of 2025, $885 million higher than 2024, due to lower interest income, unfavorable foreign exchange and increased pension-related expenses.

LIQUIDITY AND CAPITAL RESOURCES

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net cash provided by/(used in)
Operating activities			24,503	25,224
Investing activities			(10,315)	(9,446)
Financing activities			(22,264)	(20,540)
Effect of exchange rate changes			600	(318)
Increase/(decrease) in cash and cash equivalents			(7,476)	(5,080)

Cash and cash equivalents (at end of period)			15,711	26,488

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	11,550	10,560	24,503	25,224
Proceeds associated with sales of subsidiaries, property, plant & equipment, and sales and returns of investments	176	926	1,999	1,629
Cash flow from operations and asset sales (Non-GAAP)	11,726	11,486	26,502	26,853

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.
Cash flow from operations and asset sales in the second quarter of 2025 was $11.7 billion, an increase of $0.2 billion from the comparable 2024 period.
Cash provided by operating activities totaled $24.5 billion for the first six months of 2025, $0.7 billion lower than 2024. Net income including noncontrolling interests was $15.4 billion, a decrease of $2.8 billion from the prior year period. The adjustment for the noncash provision of $11.8 billion for depreciation and depletion was up $1.2 billion from 2024. Changes in operational working capital were a reduction of $4.8 billion during the period. All other items net increased cash flows by $2.2 billion in 2025 versus a decrease of $0.9 billion in 2024. See the Condensed Consolidated Statement of Cash Flows for additional details.
Investing activities for the first six months of 2025 used net cash of $10.3 billion, an increase of $0.9 billion compared to the prior year. Spending for additions to property, plant and equipment of $12.2 billion was $0.9 billion higher than 2024. Proceeds from asset sales were $2.0 billion, an increase of $0.4 billion compared to the prior year. Net investments and advances decreased $0.4 billion from $0.5 billion in 2024.
Net cash used in financing activities was $22.3 billion in the first six months of 2025, including $9.8 billion for the purchase of 89.9 million shares of ExxonMobil stock, as part of the previously announced buyback program. This compares to net cash used in financing activities of $20.5 billion in the prior year. Total debt at the end of the second quarter of 2025 was $39.0 billion compared to $41.7 billion at year-end 2024. The Corporation's debt to total capital ratio was 12.6 percent at the end of the second quarter of 2025 compared to 13.4 percent at year-end 2024. The net debt to capital ratio (1) was 8.4 percent at the end of the second quarter, an increase of 1.9 percentage points from year-end 2024. The Corporation's capital allocation priorities are investing in competitively advantaged, high-return projects; maintaining a strong balance sheet; and sharing our success with our shareholders through more consistent share repurchases and a growing dividend. The Corporation distributed a total of $8.6 billion to shareholders in the first six months of 2025 through dividends.
The Corporation has access to significant capacity of long-term and short-term liquidity. Internally generated funds are expected to cover the majority of financial requirements, supplemented by long-term and short-term debt. The Corporation had undrawn short-term committed lines of credit of $0.2 billion and undrawn long-term committed lines of credit of $0.7 billion as of the end of second quarter 2025.
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
(1) Net debt is total debt of $39.0 billion less $14.4 billion of cash and cash equivalents excluding restricted cash . Net debt to capital ratio is net debt divided by net debt plus total equity of $270.0 billion. Total debt is the sum of notes and loans payable and long-term debt, as reported in the Consolidated Balance Sheet.

TAXES

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income taxes	3,351	4,094	6,918	7,897
Effective income tax rate	34%	34%	34%	35%
Total other taxes and duties (1)	7,204	7,531	14,270	14,691
Total	10,555	11,625	21,188	22,588

(1) Includes “Other taxes and duties” plus taxes that are included in “Production and manufacturing expenses” and “Selling, general and administrative expenses”, each from the Consolidated Statement of Income.

Total taxes were $10.6 billion for the second quarter of 2025, a decrease of $1.1 billion from 2024. Income tax expense was $3.4 billion compared to $4.1 billion in the prior year. The effective income tax rate, which is calculated based on consolidated company income taxes and ExxonMobil's share of equity company income taxes, was 34 percent, comparable with the prior year period. Total other taxes and duties decreased by $0.3 billion to $7.2 billion.
Total taxes were $21.2 billion for the first six months of 2025, a decrease of $1.4 billion from 2024. Income tax expense decreased by $1.0 billion to $6.9 billion reflecting lower commodity prices. The effective income tax rate of 34 percent was down compared to the prior year period due primarily to favorable one-time items. Total other taxes and duties decreased by $0.4 billion to $14.3 billion.

CASH CAPITAL EXPENDITURES (Non-GAAP)
Cash capital expenditures (Cash Capex) is the sum of "Additions to property, plant and equipment"; "Additional investments and advances"; and "Other investing activities including collection of advances"; reduced by "Inflows from noncontrolling interests for major projects", each from the Consolidated Statement of Cash Flows. This measure is useful for investors to understand the current period cash impact of investments in the business.

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Additions to property, plant and equipment	6,283	6,235	12,181	11,309
Additional investments and advances	319	323	472	744
Other investing activities including collection of advances	(246)	(9)	(339)	(224)
Inflows from noncontrolling interests for major projects	(23)	—	(45)	(12)
Total Cash Capex (Non-GAAP)	6,333	6,549	12,269	11,817
Cash capex in the second quarter of 2025 was $6.3 billion, down $0.2 billion from the second quarter of 2024.

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Upstream	5,669	5,351	10,662	9,456
Energy Products	162	467	540	984
Chemical Products	279	468	570	807
Specialty Products	97	82	207	163
Other	126	181	290	407
Total Cash Capex (Non-GAAP)	6,333	6,549	12,269	11,817
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
These include global or regional changes or imbalances in the supply and demand for oil, natural gas, petrochemicals, and feedstocks and other market factors; economic conditions and seasonal fluctuations that impact prices, differentials, and volume/mix for our products; developments or changes in local, national, or international laws, regulations, taxes, trade sanctions, trade tariffs, or policies affecting our business, such as government policies supporting lower carbon and new market investment opportunities, the punitive European taxes on the oil and gas sector and unequal support for different technological methods of emissions reduction or evolving, ambiguous and unharmonized standards imposed by various jurisdictions related to sustainability and greenhouse gas reporting; timely granting of governmental permits and certifications; uncertain impacts of deregulation on the legal and regulatory environment; changes in interest and exchange rates; variable impacts of trading activities on our margins and results each quarter; actions of co-venturers, competitors and commercial counterparties; the outcome of commercial negotiations, including final agreed terms and conditions; the outcome of competitive bidding and project awards; the ability to access debt markets on favorable terms or at all; the occurrence, pace, rate of recovery and effects of public health crises; adoption of regulatory incentives consistent with law; reservoir performance, including variability and timing factors applicable to unconventional resources, the success of new unconventional technologies, and the ability of new technologies to improve recovery relative to competitors; the level, outcome, and timing of exploration and development projects and decisions to invest in future reserves and resources; timely completion of construction projects and commencement of start-up operations, including reliance on third-party suppliers and service providers; final management approval of future projects and any changes in the scope, terms, costs or assumptions of such projects as approved; the actions of government or other actors against our core business activities and acquisitions, divestitures or financing opportunities; war, civil unrest, attacks against the company or industry, and other geopolitical or security disturbances, including disruption of land or sea transportation routes; decoupling of economies, realignment of global trade and supply chain networks, and disruptions in military alliances; expropriations, seizure, or capacity, insurance, shipping, import or export limitations imposed directly or indirectly by governments or laws; opportunities for potential acquisitions, investments or divestments and satisfaction of applicable conditions to closing, including timely regulatory approvals; the capture of efficiencies within and between business lines and the ability to maintain near-term cost reductions as ongoing efficiencies without impairing our competitive positioning; unforeseen technical or operating difficulties and unplanned maintenance; the development and competitiveness of alternative energy and emission reduction technologies; consumer preferences including willingness and ability to pay for reduced emission products; the results of research programs and the ability to bring new technologies to commercial scale on a cost-competitive basis; and other factors discussed under "Item 1A. Risk Factors" of ExxonMobil’s 2024 Form 10-K.
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

Actions needed to advance ExxonMobil’s 2030 greenhouse gas emission-reductions plans are incorporated into its medium-term business plans, which are updated annually. The reference case for planning beyond 2030 is based on ExxonMobil’s Global Outlook (Outlook) research and publication. The Outlook is reflective of the existing global policy environment and an assumption of increasing policy stringency and technology improvement to 2050. Current trends for policy stringency and development of lower-emission solutions are not yet on a pathway to achieve net-zero by 2050. As such, the Outlook does not project the degree of required future policy and technology advancement and deployment for the world, or ExxonMobil, to meet net zero by 2050. As future policies and technology advancements emerge, they will be incorporated into the Outlook, and ExxonMobil’s business plans will be updated accordingly. References to projects or opportunities may not reflect investment decisions made by ExxonMobil or its affiliates. Individual projects or opportunities may advance based on a number of factors, including availability of stable and supportive policy, permitting, technological advancement for cost-effective abatement, insights from the Corporate planning process, and alignment with our partners and other stakeholders. Capital investment guidance in lower-emission investments is based on our Corporate plan; however, actual investment levels will be subject to the availability of the opportunity set and public policy support, and focused on returns.
The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the six months ended June 30, 2025, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2024.

ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of June 30, 2025. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
ExxonMobil has elected to use a $1 million threshold for disclosing environmental proceedings.
As reported in the Corporation’s Form 10-Q for the first quarter of 2025, on December 11, 2024, the Fifth Circuit affirmed the judgment of the United States District Court for the Southern District of Texas assessing a $14.25 million penalty against ExxonMobil related to alleged Clean Air Act and other violations at the Baytown complex. On March 11, 2025, ExxonMobil filed a petition for review with the U.S. Supreme Court. On June 30, 2025, the U.S. Supreme Court denied ExxonMobil’s petition for review. The penalty award is now final and will be paid to the United States Treasury.

Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for Quarter Ended June 30, 2025

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Billions of dollars) (4)
April 2025	15,755,246	$106.66	15,753,442	$33.5
May 2025	15,966,137	$105.40	15,942,442	$31.8
June 2025	14,766,153	$108.39	14,764,209	$30.2
Total	46,487,536	$106.78	46,460,093

(1) Includes shares withheld from participants in the Corporation's incentive program for personal income taxes.
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

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2025, none of the Corporation’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
INDEX TO EXHIBITS

Exhibit	Description

31.1*	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.
31.2*	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Financial Officer.
31.3*	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.
32.1**	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.
32.2**	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer.
32.3**	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.
101*	Interactive Data Files (formatted as Inline XBRL).
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION
Date: August 4, 2025	By:	/s/ LEN M. FOX
Len M. Fox
Vice President, Controller and Tax (Principal Accounting Officer)