Form 10-Q
period 2025-09-30
EXXON MOBIL CORP
filed 2025-11-03
CIK 34088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2025
Common stock, without par value	4,217,165,614

EXXON MOBIL CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars, unless noted)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues and other income
Sales and other operating revenue	83,331	87,792	243,866	258,189
Income from equity affiliates	1,267	1,481	4,098	5,067
Other income	696	743	1,966	2,903
Total revenues and other income	85,294	90,016	249,930	266,159
Costs and other deductions
Crude oil and product purchases	47,928	51,261	140,043	153,061
Production and manufacturing expenses	10,094	9,881	30,279	28,776
Selling, general and administrative expenses	3,032	2,296	8,100	7,359
Depreciation and depletion (includes impairments)	6,475	6,258	18,278	16,857
Exploration expenses, including dry holes (1)	149	339	464	640
Non-service pension and postretirement benefit expense	119	33	322	90
Interest expense	90	207	440	699
Other taxes and duties	6,475	6,715	18,767	19,617
Total costs and other deductions	74,362	76,990	216,693	227,099
Income (loss) before income taxes	10,932	13,026	33,237	39,060
Income tax expense (benefit)	3,164	4,055	10,082	11,952
Net income (loss) including noncontrolling interests	7,768	8,971	23,155	27,108
Net income (loss) attributable to noncontrolling interests	220	361	812	1,038
Net income (loss) attributable to ExxonMobil	7,548	8,610	22,343	26,070

Earnings (loss) per common share (dollars)	1.76	1.92	5.16	6.12

Earnings (loss) per common share - assuming dilution (dollars)	1.76	1.92	5.16	6.12

(1) Includes $40 million related to the write-off of exploratory well costs in second quarter 2025 that were previously capitalized for greater than one year at December 31, 2024.
The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) including noncontrolling interests	7,768	8,971	23,155	27,108

Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	(461)	1,315	2,047	(67)
Postretirement benefits reserves adjustment (excluding amortization)	(1)	(17)	(47)	(30)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	6	16	36	42
Total other comprehensive income (loss)	(456)	1,314	2,036	(55)
Comprehensive income (loss) including noncontrolling interests	7,312	10,285	25,191	27,053
Comprehensive income (loss) attributable to noncontrolling interests	110	447	1,011	953
Comprehensive income (loss) attributable to ExxonMobil	7,202	9,838	24,180	26,100

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars, unless noted)	September 30, 2025	December 31, 2024

ASSETS
Current assets
Cash and cash equivalents	13,814	23,029
Cash and cash equivalents – restricted	55	158
Notes and accounts receivable – net	45,285	43,681
Inventories
Crude oil, products and merchandise	23,174	19,444
Materials and supplies	4,064	4,080
Other current assets	2,113	1,598
Total current assets	88,505	91,990
Investments, advances and long-term receivables	46,138	47,200
Property, plant and equipment – net	298,388	294,318
Other assets, including intangibles – net	21,309	19,967
Total Assets	454,340	453,475

LIABILITIES
Current liabilities
Notes and loans payable	9,212	4,955
Accounts payable and accrued liabilities	65,382	61,297
Income taxes payable	3,256	4,055
Total current liabilities	77,850	70,307
Long-term debt	32,824	36,755
Postretirement benefits reserves	10,394	9,700
Deferred income tax liabilities	39,942	39,042
Long-term obligations to equity companies	1,145	1,346
Other long-term obligations	23,962	25,719
Total Liabilities	186,117	182,869

Commitments and contingencies (Note 3)

EQUITY
Common stock without par value (9,000 million shares authorized, 8,019 million shares issued)	46,808	46,238
Earnings reinvested	480,367	470,903
Accumulated other comprehensive income	(12,782)	(14,619)
Common stock held in treasury (3,802 million shares at September 30, 2025 and 3,666 million shares at December 31, 2024)	(253,832)	(238,817)
ExxonMobil share of equity	260,561	263,705
Noncontrolling interests	7,662	6,901
Total Equity	268,223	270,606
Total Liabilities and Equity	454,340	453,475

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)	Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) including noncontrolling interests	23,155	27,108
Depreciation and depletion (includes impairments)	18,278	16,857
Changes in operational working capital, excluding cash and debt	(5,000)	(274)
All other items – net	2,858	(898)
Net cash provided by operating activities	39,291	42,793

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(20,908)	(17,469)
Proceeds from asset sales and returns of investments	2,138	1,756
Additional investments and advances	(973)	(1,038)
Other investing activities including collection of advances	949	311
Cash acquired from mergers and acquisitions	—	754
Net cash used in investing activities	(18,794)	(15,686)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	1,145	426
Reductions in long-term debt	(13)	(1,142)
Additions to short-term debt	758	—
Reductions in short-term debt	(4,815)	(3,835)
Additions/(reductions) in debt with three months or less maturity	1,212	(5)
Contingent consideration payments	(79)	(27)
Cash dividends to ExxonMobil shareholders	(12,865)	(12,333)
Cash dividends to noncontrolling interests	(524)	(580)
Changes in noncontrolling interests	(340)	(313)
Inflows from noncontrolling interests for major projects	68	12
Common stock acquired	(14,894)	(13,849)
Net cash used in financing activities	(30,347)	(31,646)

Effects of exchange rate changes on cash	532	(57)
Increase/(decrease) in cash and cash equivalents (including restricted)	(9,318)	(4,596)
Cash and cash equivalents at beginning of period (including restricted)	23,187	31,568
Cash and cash equivalents at end of period (including restricted)	13,869	26,972

SUPPLEMENTAL DISCLOSURES
Income taxes paid	7,848	11,194
Cash interest paid
Included in cash flows from operating activities	333	666
Capitalized, included in cash flows from investing activities	1,140	929
Total cash interest paid	1,473	1,595

Noncash right of use assets recorded in exchange for lease liabilities
Operating leases	1,434	1,556
Finance leases	9	66

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ExxonMobil Share of Equity

(millions of dollars, unless noted)	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity

Balance as of June 30, 2024	46,781	463,294	(13,187)	(228,483)	268,405	7,861	276,266
Amortization of stock-based awards	174	—	—	—	174	—	174
Other	(19)	—	—	—	(19)	(42)	(61)
Net income (loss) for the period	—	8,610	—	—	8,610	361	8,971
Dividends - common shares	—	(4,240)	—	—	(4,240)	(183)	(4,423)
Other comprehensive income (loss)	—	—	1,228	—	1,228	86	1,314
Share repurchases, at cost	—	—	—	(5,568)	(5,568)	(275)	(5,843)
Dispositions	—	—	—	2	2	—	2
Balance as of September 30, 2024	46,936	467,664	(11,959)	(234,049)	268,592	7,808	276,400

Balance as of June 30, 2025	46,629	477,061	(12,436)	(248,661)	262,593	7,369	269,962
Amortization of stock-based awards	187	—	—	—	187	—	187
Other	(8)	—	—	—	(8)	664	656
Net income (loss) for the period	—	7,548	—	—	7,548	220	7,768
Dividends - common shares	—	(4,242)	—	—	(4,242)	(151)	(4,393)
Other comprehensive income (loss)	—	—	(346)	—	(346)	(110)	(456)
Share repurchases, at cost	—	—	—	(5,171)	(5,171)	(330)	(5,501)
Balance as of September 30, 2025	46,808	480,367	(12,782)	(253,832)	260,561	7,662	268,223

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024

Common Stock Share Activity (millions of shares)	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Balance as of June 30	8,019	(3,756)	4,263	8,019	(3,576)	4,443
Share repurchases, at cost	—	(46)	(46)	—	(48)	(48)
Issued for acquisitions	—	—	—	—	—	—
Dispositions	—	—	—	—	—	—
Balance as of September 30	8,019	(3,802)	4,217	8,019	(3,624)	4,395

The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ExxonMobil Share of Equity

(millions of dollars, unless noted)	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity

Balance as of December 31, 2023	17,781	453,927	(11,989)	(254,917)	204,802	7,736	212,538
Amortization of stock-based awards	549	—	—	—	549	—	549
Other	(143)	—	—	—	(143)	(26)	(169)
Net income (loss) for the period	—	26,070	—	—	26,070	1,038	27,108
Dividends - common shares	—	(12,333)	—	—	(12,333)	(580)	(12,913)
Other comprehensive income (loss)	—	—	30	—	30	(85)	(55)
Share repurchases, at cost	—	—	—	(13,856)	(13,856)	(275)	(14,131)
Issued for acquisitions	28,749	—	—	34,603	63,352	—	63,352
Dispositions	—	—	—	121	121	—	121
Balance as of September 30, 2024	46,936	467,664	(11,959)	(234,049)	268,592	7,808	276,400

Balance as of December 31, 2024	46,238	470,903	(14,619)	(238,817)	263,705	6,901	270,606
Amortization of stock-based awards	601	—	—	—	601	—	601
Other	(31)	(14)	—	—	(45)	683	638
Net income (loss) for the period	—	22,343	—	—	22,343	812	23,155
Dividends - common shares	—	(12,865)	—	—	(12,865)	(603)	(13,468)
Other comprehensive income (loss)	—	—	1,837	—	1,837	199	2,036
Share repurchases, at cost	—	—	—	(15,037)	(15,037)	(330)	(15,367)
Dispositions	—	—	—	22	22	—	22
Balance as of September 30, 2025	46,808	480,367	(12,782)	(253,832)	260,561	7,662	268,223

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024

Common Stock Share Activity (millions of shares)	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Balance as of December 31	8,019	(3,666)	4,353	8,019	(4,048)	3,971
Share repurchases, at cost	—	(136)	(136)	—	(121)	(121)
Issued for acquisitions	—	—	—	—	545	545
Dispositions	—	—	—	—	—	—
Balance as of September 30	8,019	(3,802)	4,217	8,019	(3,624)	4,395

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

Note 2. Mergers and Acquisitions
During the third quarter of 2025, the Corporation completed $2.4 billion in acquisitions consisting primarily of proved and unproved acreage in the Permian basin. One of the acquisitions was partially funded by restricted cash as it qualified as a like-kind exchange. We accounted for these acquisitions as business combinations and allocated substantially all of their fair values to "Property, plant and equipment" on the Consolidated Balance Sheet. We did not recognize any goodwill associated with the acquisitions. Consideration paid was reflected in the Condensed Consolidated Statement of Cash Flows mainly in the line item “Additions to property, plant, and equipment”.

Pioneer Natural Resources Company
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

Actual and Pro Forma Impact of Merger
The following table presents revenues and earnings included in the Consolidated Statement of Income for Pioneer since the acquisition date (May 3, 2024) through September 30, 2024:

(millions of dollars)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Sales and other operating revenues	6,291	10,663
Net income (loss) attributable to ExxonMobil	615	1,013

The following table presents unaudited pro forma information for the Corporation as if the merger with Pioneer had occurred at the beginning of January 1, 2023:

Unaudited (millions of dollars)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Sales and other operating revenues	87,792	266,349
Net income (loss) attributable to ExxonMobil	8,610	26,866
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
Other Contingencies
The Corporation and certain of its consolidated subsidiaries were contingently liable at September 30, 2025, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. Where it is not possible to make a reasonable estimation of the maximum potential amount of future payments, future performance is expected to be either immaterial or have only a remote chance of occurrence.

	September 30, 2025

(millions of dollars)	Equity Company Obligations (1)	Other Third-Party Obligations	Total
Guarantees
Debt-related	—	47	47
Other	670	6,157	6,827
Total	670	6,204	6,874

(1) ExxonMobil share.
Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition.

Note 4. Other Comprehensive Income Information

ExxonMobil Share of Accumulated Other Comprehensive Income (millions of dollars)	Cumulative Foreign Exchange Translation Adjustment	Postretirement Benefits Reserves Adjustment	Total
Balance as of December 31, 2023	(13,056)	1,067	(11,989)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	32	(34)	(2)
Amounts reclassified from accumulated other comprehensive income	—	32	32
Total change in accumulated other comprehensive income	32	(2)	30
Balance as of September 30, 2024	(13,024)	1,065	(11,959)

Balance as of December 31, 2024	(16,166)	1,547	(14,619)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	1,851	(49)	1,802
Amounts reclassified from accumulated other comprehensive income	—	35	35
Total change in accumulated other comprehensive income	1,851	(14)	1,837
Balance as of September 30, 2025	(14,315)	1,533	(12,782)

(1) Cumulative Foreign Exchange Translation Adjustment includes net investment hedge gain/(loss) net of taxes of $(300) million and $8 million in 2025 and 2024, respectively.

Amounts Reclassified Out of Accumulated Other Comprehensive Income - Before-tax Income/(Expense) (millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs
(Statement of Income line: Non-service pension and postretirement benefit expense)	(5)	(21)	(42)	(55)

Income Tax (Expense)/Credit For Components of Other Comprehensive Income (millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Foreign exchange translation adjustment	40	90	146	84
Postretirement benefits reserves adjustment (excluding amortization)	(6)	30	32	24
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	1	(5)	(6)	(13)
Total	35	115	172	95

Note 5. Earnings Per Share

Earnings per common share	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) attributable to ExxonMobil (millions of dollars)	7,548	8,610	22,343	26,070
Weighted-average number of common shares outstanding (millions of shares) (1)	4,285	4,462	4,328	4,260
Earnings (loss) per common share (dollars) (2)	1.76	1.92	5.16	6.12
Dividends paid per common share (dollars)	0.99	0.95	2.97	2.85

(1) Includes restricted shares not vested.
(2) Earnings (loss) per common share and earnings (loss) per common share – assuming dilution are the same in each period shown.

Note 6. Pension and Other Postretirement Benefits

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Components of net benefit cost
Pension Benefits - U.S.
Service cost	121	135	395	365
Interest cost	170	168	511	504
Expected return on plan assets	(149)	(181)	(447)	(543)
Amortization of actuarial loss/(gain)	18	20	55	62
Amortization of prior service cost	(8)	(7)	(23)	(23)
Net pension enhancement and curtailment/settlement cost	11	13	62	30
Net benefit cost	163	148	553	395

Pension Benefits - Non-U.S.
Service cost	83	85	243	254
Interest cost	208	203	635	628
Expected return on plan assets	(207)	(235)	(634)	(726)
Amortization of actuarial loss/(gain)	10	25	28	74
Amortization of prior service cost	15	12	43	37
Net pension enhancement and curtailment/settlement cost	31	—	31	—
Net benefit cost	140	90	346	267

Other Postretirement Benefits
Service cost	14	22	61	59
Interest cost	65	62	196	187
Expected return on plan assets	(4)	(5)	(12)	(15)
Amortization of actuarial loss/(gain)	(26)	(26)	(77)	(78)
Amortization of prior service cost	(15)	(16)	(46)	(47)
Net benefit cost	34	37	122	106

Note 7. Financial Instruments and Derivatives
The estimated fair value of financial instruments and derivatives at September 30, 2025 and December 31, 2024, and the related hierarchy level for the fair value measurement was as follows:

	September 30, 2025

(millions of dollars)	Fair Value
	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	6,312	1,602	—	7,914	(7,037)	(141)	—	736
Advances to/receivables from equity companies (2)(6)	—	1,931	4,847	6,778	—	—	258	7,036
Other long-term financial assets (3)	1,508	—	1,559	3,067	—	—	250	3,317

Liabilities
Derivative liabilities (4)	6,381	1,388	—	7,769	(7,037)	(213)	—	519
Long-term debt (5)	25,221	2,811	—	28,032	—	—	2,726	30,758
Long-term obligations to equity companies (6)	—	—	1,181	1,181	—	—	(36)	1,145
Other long-term financial liabilities (7)	—	—	406	406	—	—	13	419

	December 31, 2024

(millions of dollars)	Fair Value
	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	3,223	1,206	—	4,429	(3,913)	(3)	—	513
Advances to/receivables from equity companies (2)(6)	—	2,466	4,167	6,633	—	—	451	7,084
Other long-term financial assets (3)	1,468	—	1,504	2,972	—	—	247	3,219

Liabilities
Derivative liabilities (4)	3,561	1,416	—	4,977	(3,913)	(341)	—	723
Long-term debt (5)	28,884	1,813	—	30,697	—	—	3,935	34,632
Long-term obligations to equity companies (6)	—	—	1,393	1,393	—	—	(47)	1,346
Other long-term financial liabilities (7)	—	—	583	583	—	—	57	640

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

At September 30, 2025 and December 31, 2024, respectively, the Corporation had $836 million and $491 million of collateral under master netting arrangements not offset against the derivatives on the Condensed Consolidated Balance Sheet, primarily related to initial margin requirements.
The Corporation may use non-derivative financial instruments, such as its foreign currency-denominated debt, as hedges of its net investments in certain foreign subsidiaries. Under this method, the change in the carrying value of the financial instruments due to foreign exchange fluctuations is reported in accumulated other comprehensive income. As of September 30, 2025, the Corporation has designated $3.5 billion of its Euro-denominated debt and related accrued interest as a net investment hedge of its European business. The net investment hedge is deemed to be perfectly effective.
The Corporation had undrawn short-term committed lines of credit of $0.2 billion and undrawn long-term committed lines of credit of $0.4 billion as of the end of third quarter 2025. On October 2, 2025, the Corporation established a 364-day revolving credit facility of $7.0 billion to provide short-term borrowing capacity for general corporate purposes.

Derivative Instruments
The Corporation’s size, strong capital structure, geographic diversity, and the complementary nature of its business segments reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates, and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and to generate returns from trading. Commodity contracts held for trading purposes are presented in the Condensed Consolidated Statement of Income on a net basis in the line “Sales and other operating revenue" and in the Consolidated Statement of Cash Flows in “Cash Flows from Operating Activities”. The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of September 30, 2025 and December 31, 2024, or results of operations for the periods ended September 30, 2025 and 2024.
The Corporation operates a program to hedge certain of its fixed-rate debt instruments against changes in fair value due to changes in the designated benchmark interest rate. This program utilizes fair value hedge accounting. The derivative (hedging) instruments are fixed-for-floating interest rate swaps, with settlement dates that correspond to the interest payments associated with the fixed-rate debt (hedged item). Changes in the fair values of the hedging instruments are perfectly offset by changes in the fair values of the hedged items; the effects of these changes in fair values are recorded in "Interest expense" in the Consolidated Statement of Income. This program was not material to the Consolidated Financial Statements as of the end of third quarter 2025.
Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation maintains a system of controls that includes the authorization, reporting, and monitoring of derivative activity.
The net notional long/(short) position of derivative instruments at September 30, 2025 and December 31, 2024, was as follows:

(millions)	September 30, 2025	December 31, 2024
Crude oil (barrels)	(24)	13
Petroleum products (barrels)	(28)	(32)
Natural gas (MMBTUs)	(709)	(675)
Realized and unrealized gains/(losses) on derivative instruments that were recognized in the Condensed Consolidated Statement of Income are included in the following lines on a before-tax basis:

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales and other operating revenue	(31)	690	503	(205)
Crude oil and product purchases	(17)	(4)	(11)	(6)
Total	(48)	686	492	(211)

Note 8. Disclosures about Segments and Related Information

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Three Months Ended September 30, 2025
Revenues and other income
Sales and other operating revenue	7,185	3,252	25,635	37,073	1,868	3,837	1,398	3,063	83,311
Income from equity affiliates	4	1,048	31	45	45	172	2	(10)	1,337
Intersegment revenue	6,601	9,372	4,946	7,185	1,744	896	562	121	31,427
Other income	231	97	37	38	1	9	7	32	452
Segment revenues and other income	14,021	13,769	30,649	44,341	3,658	4,914	1,969	3,206	116,527

Costs and other items
Crude oil and product purchases	6,212	2,189	26,542	35,597	1,989	3,409	982	2,077	78,997
Operating expenses, excl. depreciation and depletion (1)	2,780	2,341	1,903	2,181	1,085	1,079	504	546	12,419
Depreciation and depletion (includes impairments)	3,265	1,813	216	185	151	179	26	45	5,880
Interest expense	34	15	4	11	—	1	—	1	66
Other taxes and duties	33	561	825	4,924	23	57	3	49	6,475
Total costs and other deductions	12,324	6,919	29,490	42,898	3,248	4,725	1,515	2,718	103,837
Segment income (loss) before income taxes	1,697	6,850	1,159	1,443	410	189	454	488	12,690
Income tax expense (benefit)	469	2,219	239	350	81	(5)	100	92	3,545
Segment net income (loss) incl. noncontrolling interests	1,228	4,631	920	1,093	329	194	354	396	9,145
Net income (loss) attributable to noncontrolling interests	—	180	62	111	—	8	—	10	371
Segment income (loss)	1,228	4,451	858	982	329	186	354	386	8,774

Reconciliation of consolidated revenues
Segment revenues and other income			116,527
Other revenues (2)			194
Elimination of intersegment revenues			(31,427)
Total consolidated revenues and other income			85,294

Reconciliation of income (loss) attributable to ExxonMobil
Total segment income (loss)			8,774
Corporate and Financing income (loss)			(1,226)
Net income (loss) attributable to ExxonMobil			7,548

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Three Months Ended September 30, 2025
Additions to property, plant and equipment (3)	6,654	3,215	181	245	167	98	62	39	10,661

As of September 30, 2025
Investments in equity companies	5,302	19,592	460	977	2,991	2,707	—	788	32,817
Total assets	153,531	134,975	34,909	47,259	17,417	18,570	2,655	8,543	417,859

Reconciliation to Corporate Total	Segment Total		Corporate and Financing		Corporate Total
Three Months Ended September 30, 2025
Additions to property, plant and equipment (3)	10,661		612		11,273

As of September 30, 2025
Investments in equity companies	32,817		(142)		32,675
Total assets	417,859		36,481		454,340

(1) Operating expenses, excl. depreciation and depletion includes the following GAAP line items, as reflected on the Income Statement: Production and manufacturing expenses; Selling, general and administrative expenses; Exploration expenses, including dry holes; and Non-service pension and postretirement benefit expense.

(2) Primarily Corporate and Financing Interest revenue of $281 million.
(3) Includes non-cash additions.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Three Months Ended September 30, 2024
Revenues and other income
Sales and other operating revenue	7,111	3,575	25,536	40,983	2,200	3,709	1,455	3,198	87,767
Income from equity affiliates	23	1,311	36	(42)	37	157	—	(11)	1,511
Intersegment revenue	6,672	10,543	5,500	6,556	1,864	1,104	545	145	32,929
Other income	96	51	50	85	1	—	13	29	325
Segment revenues and other income	13,902	15,480	31,122	47,582	4,102	4,970	2,013	3,361	122,532

Costs and other items
Crude oil and product purchases	5,755	2,592	27,435	39,215	2,090	3,185	1,002	2,202	83,476
Operating expenses, excl. depreciation and depletion (1)	2,727	2,603	1,841	2,156	1,337	1,008	480	548	12,700
Depreciation and depletion (includes impairments)	3,200	2,032	198	186	151	118	22	39	5,946
Interest expense	24	11	2	5	1	—	—	1	44
Other taxes and duties	60	691	882	4,990	31	20	3	39	6,716
Total costs and other deductions	11,766	7,929	30,358	46,552	3,610	4,331	1,507	2,829	108,882
Segment income (loss) before income taxes	2,136	7,551	764	1,030	492	639	506	532	13,650
Income tax expense (benefit)	450	2,825	201	183	125	101	131	107	4,123
Segment net income (loss) incl. noncontrolling interests	1,686	4,726	563	847	367	538	375	425	9,527
Net income (loss) attributable to noncontrolling interests	—	254	46	55	—	12	—	6	373
Segment income (loss)	1,686	4,472	517	792	367	526	375	419	9,154

Reconciliation of consolidated revenues
Segment revenues and other income			122,532
Other revenues (2)			413
Elimination of intersegment revenues			(32,929)
Total consolidated revenues and other income			90,016

Reconciliation of income (loss) attributable to ExxonMobil
Total segment income (loss)			9,154
Corporate and Financing income (loss)			(544)
Net income (loss) attributable to ExxonMobil			8,610

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Three Months Ended September 30, 2024
Additions to property, plant and equipment (3)	2,697	1,949	143	335	114	279	45	57	5,619

As of December 31, 2024
Investments in equity companies	4,884	21,396	444	915	3,016	2,649	—	814	34,118
Total assets	154,914	134,609	32,143	43,399	17,445	17,692	2,882	8,040	411,124

Reconciliation to Corporate Total	Segment Total		Corporate and Financing		Corporate Total
Three Months Ended September 30, 2024
Additions to property, plant and equipment (3)	5,619		564		6,183

As of December 31, 2024
Investments in equity companies	34,118		(108)		34,010
Total assets	411,124		42,351		453,475

(1) Operating expenses, excl. depreciation and depletion includes the following GAAP line items, as reflected on the Income Statement: Production and manufacturing expenses; Selling, general and administrative expenses; Exploration expenses, including dry holes; and Non-service pension and postretirement benefit expense.

(2) Primarily Corporate and Financing Interest revenue of $383 million.
(3) Includes non-cash additions.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Nine Months Ended September 30, 2025
Revenues and other income
Sales and other operating revenue	20,442	10,498	74,592	108,067	5,860	10,922	4,203	9,222	243,806
Income from equity affiliates	13	3,595	103	74	106	441	5	(42)	4,295
Intersegment revenue	19,387	28,046	14,072	20,369	5,087	2,425	1,662	348	91,396
Other income	189	494	119	116	2	11	9	90	1,030
Segment revenues and other income	40,031	42,633	88,886	128,626	11,055	13,799	5,879	9,618	340,527

Costs and other items
Crude oil and product purchases	16,174	7,456	77,163	104,194	6,279	9,628	3,052	6,181	230,127
Operating expenses, excl. depreciation and depletion (1)	8,259	7,102	5,925	6,612	3,244	3,357	1,486	1,672	37,657
Depreciation and depletion (includes impairments)	9,659	5,235	609	528	444	439	80	126	17,120
Interest expense	93	37	3	13	—	1	—	3	150
Other taxes and duties	146	1,631	2,442	14,230	57	118	6	137	18,767
Total costs and other deductions	34,331	21,461	86,142	125,577	10,024	13,543	4,624	8,119	303,821
Segment income (loss) before income taxes	5,700	21,172	2,744	3,049	1,031	256	1,255	1,499	36,706
Income tax expense (benefit)	1,390	7,149	597	696	192	(8)	287	275	10,578
Segment net income (loss) incl. noncontrolling interests	4,310	14,023	2,147	2,353	839	264	968	1,224	26,128
Net income (loss) attributable to noncontrolling interests	—	496	167	300	—	22	1	16	1,002
Segment income (loss)	4,310	13,527	1,980	2,053	839	242	967	1,208	25,126

Reconciliation of consolidated revenues
Segment revenues and other income			340,527
Other revenues (2)			799
Elimination of intersegment revenues			(91,396)
Total consolidated revenues and other income			249,930

Reconciliation of income (loss) attributable to ExxonMobil
Total segment income (loss)			25,126
Corporate and Financing income (loss)			(2,783)
Net income (loss) attributable to ExxonMobil			22,343

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Nine Months Ended September 30, 2025
Additions to property, plant and equipment (3)	12,481	7,259	442	731	473	316	150	142	21,994

As of September 30, 2025
Investments in equity companies	5,302	19,592	460	977	2,991	2,707	—	788	32,817
Total assets	153,531	134,975	34,909	47,259	17,417	18,570	2,655	8,543	417,859

Reconciliation to Corporate Total	Segment Total		Corporate and Financing		Corporate Total
Nine Months Ended September 30, 2025
Additions to property, plant and equipment (3)	21,994		1,663		23,657

As of September 30, 2025
Investments in equity companies	32,817		(142)		32,675
Total assets	417,859		36,481		454,340

(1) Operating expenses, excl. depreciation and depletion includes the following GAAP line items, as reflected on the Income Statement: Production and manufacturing expenses; Selling, general and administrative expenses; Exploration expenses, including dry holes; and Non-service pension and postretirement benefit expense.

(2) Primarily Corporate and Financing Interest revenue of $956 million.
(3) Includes non-cash additions.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Nine Months Ended September 30, 2024
Revenues and other income
Sales and other operating revenue	16,030	10,418	76,754	123,406	6,607	10,975	4,462	9,463	258,115
Income from equity affiliates	(61)	4,583	106	(43)	126	531	—	(32)	5,210
Intersegment revenue	18,205	31,566	18,595	19,703	5,679	3,127	1,834	460	99,169
Other income	793	63	172	150	2	5	20	84	1,289
Segment revenues and other income	34,967	46,630	95,627	143,216	12,414	14,638	6,316	9,975	363,783

Costs and other items
Crude oil and product purchases	13,067	7,613	84,065	119,150	6,563	9,731	3,251	6,794	250,234
Operating expenses, excl. depreciation and depletion (1)	7,059	7,943	5,888	6,470	3,522	3,188	1,375	1,630	37,075
Depreciation and depletion (includes impairments)	7,834	6,106	591	553	454	337	66	112	16,053
Interest expense	98	44	5	8	1	1	—	2	159
Other taxes and duties	262	1,991	2,575	14,534	50	59	5	142	19,618
Total costs and other deductions	28,320	23,697	93,124	140,715	10,590	13,316	4,697	8,680	323,139
Segment income (loss) before income taxes	6,647	22,933	2,503	2,501	1,824	1,322	1,619	1,295	40,644
Income tax expense (benefit)	1,477	8,604	541	413	427	227	392	201	12,282
Segment net income (loss) incl. noncontrolling interests	5,170	14,329	1,962	2,088	1,397	1,095	1,227	1,094	28,362
Net income (loss) attributable to noncontrolling interests	—	607	159	260	—	35	1	14	1,076
Segment income (loss)	5,170	13,722	1,803	1,828	1,397	1,060	1,226	1,080	27,286

Reconciliation of consolidated revenue
Segment revenues and other income			363,783
Other revenues (2)			1,545
Elimination of intersegment revenues			(99,169)
Total consolidated revenues and other income			266,159

Reconciliation of income (loss) attributable to ExxonMobil
Total segment income (loss)			27,286
Corporate and Financing income (loss)			(1,216)
Net income (loss) attributable to ExxonMobil			26,070

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Nine Months Ended September 30, 2024
Additions to property, plant and equipment (3)	91,609	6,087	445	1,001	318	812	103	179	100,554

As of December 31, 2024
Investments in equity companies	4,884	21,396	444	915	3,016	2,649	—	814	34,118
Total assets	154,914	134,609	32,143	43,399	17,445	17,692	2,882	8,040	411,124

Reconciliation to Corporate Total	Segment Total		Corporate and Financing		Corporate Total
Nine Months Ended September 30, 2024
Additions to property, plant and equipment (3)	100,554		1,507		102,061

As of December 31, 2024
Investments in equity companies	34,118		(108)		34,010
Total assets	411,124		42,351		453,475

(1) Operating expenses, excl. depreciation and depletion includes the following GAAP line items, as reflected on the Income Statement: Production and manufacturing expenses; Selling, general and administrative expenses; Exploration expenses, including dry holes; and Non-service pension and postretirement benefit expense.

(2) Primarily Corporate and Financing Interest revenue of $1,290 million.
(3) Includes non-cash additions.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

Revenue from Contracts with Customers
Sales and other operating revenue include both revenue within the scope of ASC 606 and outside the scope of ASC 606. Trade receivables in "Notes and accounts receivable – net" reported on the Balance Sheet also includes both receivables within the scope of ASC 606 and those outside the scope of ASC 606. Revenue and receivables outside the scope of ASC 606 primarily relate to physically settled commodity contracts accounted for as derivatives. Contractual terms, credit quality, and type of customer are generally similar between those revenues and receivables within the scope of ASC 606 and those outside it.

Sales and other operating revenue (millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue from contracts with customers	58,992	63,594	172,603	186,194
Revenue outside the scope of ASC 606	24,339	24,198	71,263	71,995
Total	83,331	87,792	243,866	258,189

Geographic Sales and Other Operating Revenue
(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	36,105	36,302	105,148	103,853
Non-U.S.	47,226	51,490	138,718	154,336
Total	83,331	87,792	243,866	258,189

Significant Non-U.S. revenue sources include: (1)
Canada	6,989	7,777	20,783	22,958

(1) Revenue is determined by primary country of operations. Excludes certain sales and other operating revenues in non-U.S. operations where attribution to a specific country is not practicable.

Note 9. Divestment Activities
Through September 30, 2025, the Corporation realized proceeds of approximately $2.1 billion and net after-tax earnings of approximately $0.4 billion from its divestment activities. This included the sale of certain conventional and unconventional assets in the United States, Mobil Argentina S.A., as well as other smaller divestments.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
During the third quarter of 2025, the price of crude oil increased slightly relative to second quarter 2025, remaining near the middle of the 10-year historical range (2010-2019) supported by strong demand despite increased OPEC+ supply. Natural gas prices remained at the top of the 10-year range on robust global demand. Global industry refining margins moved toward the top of the 10-year historical range in the third quarter, impacted by industry supply outages coupled with strong demand. Chemical margins remained at bottom of cycle, well below the 10-year range, with continued industry oversupply.
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

Three Months Ended September 30, 2025	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	1,228	4,451	858	982	329	186	354	386	(1,226)	7,548
Identified Items
Impairments	—	—	—	—	—	—	—	—	(155)	(155)
Restructuring charges	—	—	—	—	—	—	—	—	(355)	(355)
Total Identified Items	—	—	—	—	—	—	—	—	(510)	(510)
Earnings (loss) excluding Identified Items (Non-GAAP)	1,228	4,451	858	982	329	186	354	386	(716)	8,058

Three Months Ended September 30, 2024	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	1,686	4,472	517	792	367	526	375	419	(544)	8,610
Identified Items
Total Identified Items	—	—	—	—	—	—	—	—	—	—
Earnings (loss) excluding Identified Items (Non-GAAP)	1,686	4,472	517	792	367	526	375	419	(544)	8,610

Nine Months Ended September 30, 2025	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	4,310	13,527	1,980	2,053	839	242	967	1,208	(2,783)	22,343
Identified Items
Impairments	—	—	—	—	—	—	—	—	(155)	(155)
Restructuring charges	—	—	—	—	—	—	—	—	(355)	(355)
Total Identified Items	—	—	—	—	—	—	—	—	(510)	(510)
Earnings (loss) excluding Identified Items (Non-GAAP)	4,310	13,527	1,980	2,053	839	242	967	1,208	(2,273)	22,853

Nine Months Ended September 30, 2024	Upstream		Energy Products		Chemical Products		Specialty Products		Corporate and Financing	Total
(millions of dollars)	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Earnings (loss) (U.S. GAAP)	5,170	13,722	1,803	1,828	1,397	1,060	1,226	1,080	(1,216)	26,070
Identified Items
Total Identified Items	—	—	—	—	—	—	—	—	—	—
Earnings (loss) excluding Identified Items (Non-GAAP)	5,170	13,722	1,803	1,828	1,397	1,060	1,226	1,080	(1,216)	26,070
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

Structural Cost Savings (Non-GAAP)
Structural Cost Savings describes decreases in cash opex excluding energy and production taxes as a result of operational efficiencies, workforce reductions, divestment-related reductions, and other cost-savings measures that are expected to be sustainable compared to 2019 levels. Relative to 2019, estimated cumulative Structural Cost Savings totaled $14.3 billion, which included an additional $2.2 billion in the first nine months of 2025. The total change between periods in expenses below will reflect both Structural Cost Savings and other changes in spend, including market factors, such as inflation and foreign exchange impacts, as well as changes in activity levels and costs associated with new operations, mergers and acquisitions, new business venture development, and early-stage projects. Structural Cost Savings from new operations, mergers and acquisitions, and new business venture developments are included in the cumulative Structural Cost Savings. Estimates of cumulative annual structural savings may be revised depending on whether cost reductions realized in prior periods are determined to be sustainable compared to 2019 levels. Structural Cost Savings are stewarded internally to support management's oversight of spending over time. This measure is useful for investors to understand the Corporation's efforts to optimize spending through disciplined expense management.

Dollars in billions (unless otherwise noted)	Twelve Months Ended December 31,		Nine Months Ended September 30,
	2019	2024	2024	2025
Components of Operating Costs
From ExxonMobil’s Consolidated Statement of Income (U.S. GAAP)
Production and manufacturing expenses	36.8	39.6	28.8	30.3
Selling, general and administrative expenses	11.4	10.0	7.4	8.1
Depreciation and depletion (includes impairments)	19.0	23.4	16.9	18.3
Exploration expenses, including dry holes	1.3	0.8	0.6	0.5
Non-service pension and postretirement benefit expense	1.2	0.1	0.1	0.3
Subtotal	69.7	74.0	53.7	57.4
ExxonMobil’s share of equity company expenses (Non-GAAP)	9.1	9.6	7.1	7.8
Total Adjusted Operating Costs (Non-GAAP)	78.8	83.6	60.8	65.3

Total Adjusted Operating Costs (Non-GAAP)	78.8	83.6	60.8	65.3
Less:
Depreciation and depletion (includes impairments)	19.0	23.4	16.9	18.3
Non-service pension and postretirement benefit expense	1.2	0.1	0.1	0.3
Other adjustments (includes equity company depreciation and depletion)	3.6	3.7	2.5	3.7
Total Cash Operating Expenses (Cash Opex) (Non-GAAP)	55.0	56.4	41.3	43.0

Energy and production taxes (Non-GAAP)	11.0	13.9	10.3	11.2
Total Cash Operating Expenses (Cash Opex) excluding Energy and Production Taxes (Non-GAAP)	44.0	42.5	31.0	31.8

		Change vs 2019		Change vs 2024	Estimated Cumulative vs 2019
Total Cash Operating Expenses (Cash Opex) excluding Energy and Production Taxes (Non-GAAP)		-1.5		+0.8

Market		+4.0		+0.5
Activity / Other		+6.6		+2.5
Structural Cost Savings		-12.1		-2.2	-14.3

Due to rounding, numbers presented may not add up precisely to the totals indicated.

REVIEW OF THIRD QUARTER 2025 RESULTS
ExxonMobil’s third quarter 2025 earnings were $7.5 billion, compared to $8.6 billion a year earlier. The decrease in earnings was mainly driven by weaker crude prices, lower chemical margins, and higher expenses from growth initiatives; partly offset by stronger refining margins, increased volumes from advantaged Upstream investments in Guyana and the Permian, and Structural Cost Savings from base efficiencies and divestments. Cash capital expenditures were $8.6 billion, up $2.2 billion from third quarter 2024.
Earnings for the first nine months of 2025 were $22.3 billion, compared to $26.1 billion a year earlier. Cash capital expenditures were $20.9 billion, up $2.7 billion from the first nine months of 2024. The Corporation distributed $12.9 billion in dividends to shareholders and repurchased $14.9 billion of common stock.

UPSTREAM

Upstream Financial Results

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings (loss) (U.S. GAAP)
United States	1,228	1,686	4,310	5,170
Non-U.S.	4,451	4,472	13,527	13,722
Total	5,679	6,158	17,837	18,892

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	1,228	1,686	4,310	5,170
Non-U.S.	4,451	4,472	13,527	13,722
Total	5,679	6,158	17,837	18,892

(1) Refer to page 22 for definition of Identified Items and earnings (loss) excluding Identified Items.

Upstream Third Quarter Earnings Driver Analysis (millions of dollars)
Price – Price impacts decreased earnings by $1,510 million, mainly driven by lower liquids realizations.
Advantaged Volume Growth – Increased earnings by $630 million, mainly driven by Permian and Guyana growth.
Base Volume – Decreased earnings by $380 million as a result of non-strategic asset divestments.
Structural Cost Savings – Increased earnings by $330 million.
Expenses – Decreased earnings by $10 million.
Other – Increased earnings by $340 million, primarily driven by one-time tax items.
Timing Effects – Increased earnings by $120 million, mainly from the absence of unfavorable derivatives mark-to-market impacts.

Upstream Year-to-Date Earnings Driver Analysis (millions of dollars)
Price – Price impacts decreased earnings by $3,980 million, driven by lower liquids realizations on higher industry supply.
Advantaged Volume Growth – Increased earnings by $1,500 million, mainly driven by Permian and Guyana growth.
Base Volume – Decreased earnings by $450 million as a result of non-strategic asset divestments, partially offset by ramp-up of the Tengiz expansion.
Structural Cost Savings – Increased earnings by $960 million.
Expenses – Decreased earnings by $480 million, primarily from higher depreciation on the Tengiz expansion.
Other – Increased earnings by $850 million, driven by favorable foreign exchange effects and tax items.
Timing Effects – Increased earnings by $540 million from favorable derivatives mark-to-market impacts and the absence of unfavorable prior year impacts.

Upstream Operational Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net production of crude oil, natural gas liquids, bitumen and synthetic oil (thousands of barrels daily)
United States	1,512	1,444	1,475	1,174
Canada/Other Americas	863	772	807	770
Europe	3	4	3	4
Africa	145	199	140	213
Asia	830	734	809	719
Australia/Oceania	27	34	25	31
Worldwide	3,380	3,187	3,261	2,911

Net natural gas production available for sale (millions of cubic feet daily)
United States	3,440	3,140	3,340	2,762
Canada/Other Americas	23	103	30	103
Europe	265	350	302	353
Africa	118	140	114	152
Asia	3,157	3,347	3,272	3,369
Australia/Oceania	1,332	1,289	1,282	1,254
Worldwide	8,334	8,369	8,341	7,993

Oil-equivalent production (1) (thousands of oil-equivalent barrels daily)	4,769	4,582	4,651	4,243

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

Upstream Additional Information

(thousands of barrels daily)	Three Months Ended September 30,	Nine Months Ended September 30,
Volumes reconciliation (Oil-equivalent production) (1)
2024	4,582	4,243
Entitlements - Net Interest	—	(31)
Entitlements - Price / Spend / Other	14	27
Government Mandates	—	(1)
Divestments	(115)	(135)
Growth / Other	288	548
2025	4,769	4,651

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

3Q 2025 versus 3Q 2024	3Q 2025 production of 4.8 million oil-equivalent barrels per day increased 187 thousand oil-equivalent barrels per day from 3Q 2024, driven by Permian and Guyana growth.
YTD 2025 versus YTD 2024	4.7 million oil-equivalent barrels per day in 2025 increased 408 thousand oil-equivalent barrels per day from 2024, driven by Permian production.
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

ENERGY PRODUCTS

Energy Products Financial Results

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings (loss) (U.S. GAAP)
United States	858	517	1,980	1,803
Non-U.S.	982	792	2,053	1,828
Total	1,840	1,309	4,033	3,631

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	858	517	1,980	1,803
Non-U.S.	982	792	2,053	1,828
Total	1,840	1,309	4,033	3,631

(1) Refer to page 22 for definition of Identified Items and earnings (loss) excluding Identified Items.

Energy Products Third Quarter Earnings Driver Analysis (millions of dollars)
Margin – Increased earnings by $1,010 million from stronger industry refining margins driven by supply disruptions.
Advantaged Volume Growth – Increased earnings by $40 million.
Base Volume – Increased earnings by $40 million.
Structural Cost Savings – Increased earnings by $130 million.
Expenses – Decreased earnings by $220 million driven by growth projects.
Other – Decreased earnings by $20 million.
Timing Effects – Decreased earnings by $450 million, mainly from the absence of prior year favorable derivatives mark-to-market impacts.

Energy Products Year-to-Date Earnings Driver Analysis (millions of dollars)
Margins – Decreased earnings by $90 million.
Advantaged Volume Growth – Increased earnings by $50 million.
Base Volume – Increased earnings by $240 million, mainly driven by lower scheduled maintenance and stronger reliability.
Structural Cost Savings – Increased earnings by $420 million.
Expenses – Decreased earnings by $230 million, primarily driven by growth projects, partially offset by lower scheduled maintenance.
Other – All other items, mainly driven by the absence of unfavorable inventory impacts, increased earnings by $160 million.
Timing Effects – Decreased earnings by $150 million, primarily from the absence of prior year favorable derivatives mark-to-market impacts.

Energy Products Operational Results

(thousands of barrels daily)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Refinery throughput
United States	1,964	1,855	1,909	1,834
Canada	425	389	400	395
Europe	1,055	1,135	1,003	1,026
Asia Pacific	471	449	453	432
Other	191	157	187	169
Worldwide	4,106	3,985	3,952	3,856

Energy Products sales (1)
United States	2,875	2,822	2,837	2,680
Non-U.S.	2,817	2,758	2,685	2,699
Worldwide	5,692	5,580	5,522	5,378

Gasoline, naphthas	2,331	2,281	2,264	2,234
Heating oils, kerosene, diesel	1,791	1,796	1,774	1,752
Aviation fuels	395	366	382	350
Heavy fuels	241	199	215	198
Other energy products	934	938	887	844
Worldwide	5,692	5,580	5,522	5,378

(1) Data reported net of purchases/sales contracts with the same counterparty.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

CHEMICAL PRODUCTS

Chemical Products Financial Results

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings (loss) (U.S. GAAP)
United States	329	367	839	1,397
Non-U.S.	186	526	242	1,060
Total	515	893	1,081	2,457

Earnings (loss) excluding Identified Items (2) (Non-GAAP)
United States	329	367	839	1,397
Non-U.S.	186	526	242	1,060
Total	515	893	1,081	2,457

(2) Refer to page 22 for definition of Identified Items and earnings (loss) excluding Identified Items.

Chemical Products Third Quarter Earnings Driver Analysis (millions of dollars)
Margin – Weaker margins decreased earnings by $510 million on lower North America ethane feed advantage.
Advantaged Volume Growth – Increased earnings by $40 million.
Base Volume – Increased earnings by $80 million.
Structural Cost Savings – Increased earnings by $50 million.
Expenses – Decreased earnings by $80 million, driven by China Chemical Complex costs.
Other – Increased earnings by $40 million.

Chemical Products Year-to-Date Earnings Driver Analysis (millions of dollars)
Margins – Weaker margins decreased earnings by $1,280 million, mainly on lower North America ethane feed advantage.
Advantaged Volume Growth – Record high-value product sales increased earnings by $100 million.
Base Volume – Decreased earnings by $60 million.
Structural Cost Savings – Increased earnings by $180 million.
Expenses – Higher expenses, including China Chemical Complex ramp-up, decreased earnings by $340 million.
Other – Increased earnings by $20 million.

Chemical Products Operational Results

(thousands of metric tons)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Chemical Products sales (1)
United States	1,695	1,707	5,172	5,356
Non-U.S.	3,825	3,123	10,388	9,401
Worldwide	5,520	4,830	15,560	14,757

(1) Data reported net of purchases/sales contracts with the same counterparty.

SPECIALTY PRODUCTS

Specialty Products Financial Results

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings (loss) (U.S. GAAP)
United States	354	375	967	1,226
Non-U.S.	386	419	1,208	1,080
Total	740	794	2,175	2,306

Earnings (loss) excluding Identified Items (2) (Non-GAAP)
United States	354	375	967	1,226
Non-U.S.	386	419	1,208	1,080
Total	740	794	2,175	2,306

(2) Refer to page 22 for definition of Identified Items and earnings (loss) excluding Identified Items.

Specialty Products Third Quarter Earnings Driver Analysis (millions of dollars)
Margin – Weaker basestock margins, partially offset by stronger finished lubes margins, decreased earnings by $70 million.
Advantaged Volume – Increased earnings by $10 million.
Base Volume – Decreased earnings by $10 million.
Structural Cost Savings – Increased earnings by $30 million.
Expenses – Decreased earnings by $60 million.
Other – Increased earnings by $50 million.

Specialty Products Year-to-Date Earnings Driver Analysis (millions of dollars)
Margins – Stronger finished lubes margins on lower feed costs increased earnings by $30 million.
Advantaged Volume Growth – Increased earnings by $30 million.
Base Volume – Decreased earnings by $30 million.
Structural Cost Savings – Increased earnings by $100 million.
Expenses – Higher expenses, including spending on carbon materials market development and ProxximaTM systems, decreased earnings by $190 million.
Other – Decreased earnings by $70 million on unfavorable foreign exchange impacts.

Specialty Products Operational Results

(thousands of metric tons)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Specialty Products sales (1)
United States	474	488	1,451	1,489
Non-U.S.	1,458	1,471	4,421	4,363
Worldwide	1,932	1,959	5,872	5,852

(1) Data reported net of purchases/sales contracts with the same counterparty.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

CORPORATE AND FINANCING

Corporate and Financing Financial Results

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings (loss) (U.S. GAAP)	(1,226)	(544)	(2,783)	(1,216)
Identified Items (2)	(510)	—	(510)	—
Earnings (loss) excluding Identified Items (2) (Non-GAAP)	(716)	(544)	(2,273)	(1,216)

(2) Refer to page 22 for definition of Identified Items and earnings (loss) excluding Identified Items.
Corporate and Financing expenses were $1,226 million for the third quarter of 2025, $682 million higher than the third quarter of 2024, due to lower interest income and increased pension-related expenses, partially offset by favorable tax impacts.
Corporate and Financing expenses were $2,783 million for the first nine months of 2025, $1,567 million higher than 2024, due to lower interest income, unfavorable foreign exchange, and increased pension-related expenses, partially offset by favorable tax impacts.

LIQUIDITY AND CAPITAL RESOURCES

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net cash provided by/(used in)
Operating activities			39,291	42,793
Investing activities			(18,794)	(15,686)
Financing activities			(30,347)	(31,646)
Effect of exchange rate changes			532	(57)
Increase/(decrease) in cash and cash equivalents			(9,318)	(4,596)

Cash and cash equivalents (at end of period)			13,869	26,972

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	14,788	17,569	39,291	42,793
Proceeds associated with sales of subsidiaries, property, plant & equipment, and sales and returns of investments	139	127	2,138	1,756
Cash flow from operations and asset sales (Non-GAAP)	14,927	17,696	41,429	44,549

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.
Cash flow from operations and asset sales in the third quarter of 2025 was $14.9 billion, a decrease of $2.8 billion from the comparable 2024 period.
Cash provided by operating activities totaled $39.3 billion for the first nine months of 2025, $3.5 billion lower than 2024. Net income including noncontrolling interests was $23.2 billion, a decrease of $4.0 billion from the prior year period. The adjustment for the noncash provision of $18.3 billion for depreciation and depletion was up $1.4 billion from 2024. Changes in operational working capital were a reduction of $5.0 billion during the period. All other items net increased cash flows by $2.9 billion in 2025 versus a decrease of $0.9 billion in 2024. See the Condensed Consolidated Statement of Cash Flows for additional details.
Investing activities for the first nine months of 2025 used net cash of $18.8 billion, an increase of $3.1 billion compared to the prior year. Spending for additions to property, plant and equipment of $20.9 billion was $3.4 billion higher than 2024. Proceeds from asset sales were $2.1 billion, an increase of $0.4 billion compared to the prior year. Net investments and advances decreased $0.7 billion from $0.7 billion in 2024.
Net cash used in financing activities was $30.3 billion in the first nine months of 2025, including $14.9 billion for the purchase of 136 million shares of ExxonMobil stock, as part of the previously announced buyback program. This compares to net cash used in financing activities of $31.6 billion in the prior year. Total debt at the end of the third quarter of 2025 was $42.0 billion compared to $41.7 billion at year-end 2024. The Corporation's debt to total capital ratio was 13.5 percent at the end of the third quarter of 2025 compared to 13.4 percent at year-end 2024. The net debt to capital ratio (1) was 9.5 percent at the end of the third quarter, an increase of 3.0 percentage points from year-end 2024. The Corporation's capital allocation priorities are investing in competitively advantaged, high-return projects, maintaining a strong balance sheet, and sharing our success with our shareholders through more consistent share repurchases and a growing dividend. The Corporation distributed a total of $12.9 billion to shareholders in the first nine months of 2025 through dividends.
The Corporation has access to significant capacity of long-term and short-term liquidity. Internally generated funds are expected to cover the majority of financial requirements, supplemented by long-term and short-term debt. Commercial paper is used to balance short-term liquidity requirements and is reflected in "Notes and loans payable" on the Consolidated Balance Sheet, with changes in outstanding commercial paper between periods included in the Consolidated Statement of Cash Flows. The Corporation had undrawn short-term committed lines of credit of $0.2 billion and undrawn long-term committed lines of credit of $0.4 billion as of the end of third quarter 2025. On October 2, 2025, the Corporation established a 364-day revolving credit facility of $7.0 billion to provide short-term borrowing capacity for general corporate purposes.

(1) Net debt is total debt of $42.0 billion less $13.8 billion of cash and cash equivalents excluding restricted cash . Net debt to capital ratio is net debt divided by net debt plus total equity of $268.2 billion. Total debt is the sum of notes and loans payable and long-term debt, as reported in the Consolidated Balance Sheet.

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

Contractual Obligations
The Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition. Through the third quarter of 2025, the Corporation entered into a long-term purchase agreement with an estimated total obligation of approximately $2.3 billion.

TAXES

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income taxes	3,164	4,055	10,082	11,952
Effective income tax rate	32%	35%	34%	35%
Total other taxes and duties (1)	7,319	7,609	21,589	22,300
Total	10,483	11,664	31,671	34,252

(1) Includes “Other taxes and duties” plus taxes that are included in “Production and manufacturing expenses” and “Selling, general and administrative expenses”, each from the Consolidated Statement of Income.

Total taxes were $10.5 billion for the third quarter of 2025, a decrease of $1.2 billion from 2024. Income tax expense was $3.2 billion compared to $4.1 billion in the prior year. The effective income tax rate, which is calculated based on consolidated company income taxes and ExxonMobil's share of equity company income taxes, was 32 percent, lower than the prior year period due primarily to favorable one-time items. Total other taxes and duties decreased by $0.3 billion to $7.3 billion.
Total taxes were $31.7 billion for the first nine months of 2025, a decrease of $2.6 billion from 2024. Income tax expense decreased by $1.9 billion to $10.1 billion reflecting lower commodity prices. The effective income tax rate of 34 percent was down compared to the prior year period due primarily to favorable one-time items. Total other taxes and duties decreased by $0.7 billion to $21.6 billion.

CASH CAPITAL EXPENDITURES (Non-GAAP)
Cash capital expenditures (Cash Capex) is the sum of "Additions to property, plant and equipment", "Additional investments and advances", and "Other investing activities including collection of advances", reduced by "Inflows from noncontrolling interests for major projects", each from the Consolidated Statement of Cash Flows. This measure is useful for investors to understand the current period cash impact of investments in the business.

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Additions to property, plant and equipment	8,727	6,160	20,908	17,469
Additional investments and advances	501	294	973	1,038
Other investing activities including collection of advances	(610)	(87)	(949)	(311)
Inflows from noncontrolling interests for major projects	(23)	—	(68)	(12)
Total Cash Capex (Non-GAAP)	8,595	6,367	20,864	18,184
Cash capex in the third quarter of 2025 was $8.6 billion, up $2.2 billion from the third quarter of 2024.

(millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Upstream	7,614	4,950	18,276	14,406
Energy Products	442	616	982	1,600
Chemical Products	275	493	845	1,301
Specialty Products	109	95	316	257
Other	155	213	445	620
Total Cash Capex (Non-GAAP)	8,595	6,367	20,864	18,184
The Corporation plans to invest slightly below the lower end of the $27 billion to $29 billion range in 2025, excluding acquisitions. Actual spending could vary depending on the progress of individual projects.

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

These include global or regional changes or imbalances in the supply and demand for oil, natural gas, petrochemicals, and feedstocks and other market factors; economic conditions and seasonal fluctuations that impact prices, differentials, and volume/mix for our products; developments or changes in local, national, or international laws, regulations, taxes, trade sanctions, trade tariffs, or policies affecting our business, such as government policies supporting lower carbon and new market investment opportunities, the punitive European taxes on the oil and gas sector and unequal support for different technological methods of emissions reduction or evolving, ambiguous and unharmonized standards or extraterritorial laws and regulations imposed by various jurisdictions related to sustainability and greenhouse gas reporting; timely granting of governmental permits and certifications; uncertain impacts of deregulation on the legal and regulatory environment; changes in interest and exchange rates; variable impacts of trading activities on our margins and results each quarter; actions of co-venturers, competitors and commercial counterparties; the outcome of commercial negotiations, including final agreed terms and conditions; the outcome of competitive bidding and project awards; the ability to access debt markets on favorable terms or at all; the occurrence, pace, rate of recovery and effects of public health crises; adoption of regulatory incentives consistent with law; reservoir performance, including variability and timing factors applicable to unconventional resources, the success of new unconventional technologies, and the ability of new technologies to improve recovery relative to competitors; the level, outcome, and timing of exploration and development projects and decisions to invest in future reserves and resources; timely completion of construction projects and commencement of start-up operations, including reliance on third-party suppliers and service providers; final management approval of future projects and any changes in the scope, terms, costs or assumptions of such projects as approved; the actions of governments or other actors against our core business activities and acquisitions, divestitures or financing opportunities; war, civil unrest, attacks against the company or industry, and other geopolitical or security disturbances, including disruption of land or sea transportation routes; decoupling of economies, realignment of global trade and supply chain networks, and disruptions in military alliances; expropriations, seizure, or capacity, insurance, shipping, import or export limitations imposed directly or indirectly by governments or laws; opportunities for potential acquisitions, investments or divestments and satisfaction of applicable conditions to closing, including timely regulatory approvals; the capture of efficiencies within and between business lines and the ability to maintain near-term cost reductions as ongoing efficiencies without impairing our competitive positioning; unforeseen technical or operating difficulties and unplanned maintenance; the development and competitiveness of alternative energy and emission reduction technologies; consumer preferences including willingness and ability to pay for reduced emission products; the results of research programs and the ability to bring new technologies to commercial scale on a cost-competitive basis; and other factors discussed under "Item 1A. Risk Factors" of ExxonMobil’s 2024 Form 10-K.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the nine months ended September 30, 2025, does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2024.

ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of September 30, 2025. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
ExxonMobil has elected to use a $1 million threshold for disclosing environmental proceedings.
Refer to the relevant portions of Note 3 of this Quarterly Report on Form 10-Q for further information on legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for Quarter Ended September 30, 2025

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Billions of dollars) (4)
July 2025	15,786,446	$111.51	15,786,419	$28.5
August 2025	15,456,069	$108.72	15,456,069	$26.8
September 2025	14,844,682	$113.20	14,843,547	$25.1
Total	46,087,197	$111.12	46,086,035

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

ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2025, none of the Corporation’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

EXXON MOBIL CORPORATION
Date: November 3, 2025	By:	/s/ LEN M. FOX
Len M. Fox
Vice President, Controller and Tax (Principal Accounting Officer)