Form 10-K
period 2025-12-31
EXXON MOBIL CORP
filed 2026-02-18
CIK 34088

2025
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $107.80 on the New York Stock Exchange composite tape, was in excess of $460 billion.

Class	Outstanding as of January 31, 2026
Common stock, without par value	4,166,763,453
Documents Incorporated by Reference: Proxy Statement for the 2026 Annual Meeting of Shareholders (Part III)

Table of Contents	Financial Table of Contents
PART I

ITEM 1. BUSINESS
Exxon Mobil Corporation was incorporated in the State of New Jersey in 1882. Divisions and affiliated companies of ExxonMobil operate or market products in the United States and most other countries of the world. Our principal business involves exploration for, and production of, crude oil and natural gas; manufacture, trade, transport and sale of crude oil, natural gas, petroleum products, petrochemicals, and a wide variety of specialty products; and pursuit of lower-emission and other new business opportunities, including carbon capture and storage, hydrogen and ammonia, lower-emission fuels, ProxximaTM resin systems, carbon materials, low-carbon data centers, and lithium. Affiliates of ExxonMobil conduct extensive research programs in support of these businesses.
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
The energy and petrochemical industries are highly competitive, both within the industries and also with other industries in supplying the energy, fuel, and chemical needs of industrial and individual consumers. Certain industry participants, including ExxonMobil, are expanding the scope of investments in lower-emission energy and emission-reduction services and technologies. The Corporation competes with other firms in the sale or purchase of needed goods and services in many national and international markets and employs all methods of competition which are lawful and appropriate for such purposes.
Operating data and industry segment information for the Corporation are contained in the Financial Section of this report under the following: “Management's Discussion and Analysis of Financial Condition and Results of Operations: Business Results” and Note 3. Information on oil and gas reserves is contained in the “Oil and Gas Reserves” part of the “Supplemental Information on Oil and Gas Exploration and Production Activities” portion of the Financial Section of this report.
ExxonMobil has a long-standing commitment to the development of proprietary technology. We have a wide array of research programs designed to meet the needs identified in each of our businesses. ExxonMobil held over 8 thousand active patents worldwide at the end of 2025. Although technology is an important contributor to the overall operations and results of our Company, the profitability of each business segment is not dependent on any individual patent, trade secret, trademark, license, franchise, or concession.
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
With over 59 percent of our global employees from outside the U.S. and more than 160 nationalities represented across the Company, we encourage and respect diversity of thought, ideas, and perspective from our workforce. We are focused on building an engaged, global workforce; grounded in meritocracy, we strive to have every employee reach their potential over a long-term career by providing unrivaled opportunities for personal and professional growth through impactful work meeting society's essential needs.
The number of regular employees was 58 thousand, 61 thousand, and 62 thousand at years ended 2025, 2024, and 2023, respectively. Regular employees are defined as active executive, management, professional, technical, administrative, and wage employees who work full time or part time for the Corporation and are covered by the Corporation’s benefit plans and programs.
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

Table of Contents	Financial Table of Contents
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
Supply and Demand
The oil, gas, and petrochemical businesses are fundamentally commodity businesses. This means ExxonMobil’s operations and earnings may be significantly affected by changes in oil, gas, and petrochemical prices and by changes in margins on refined products. Oil, gas, petrochemical, and product prices and margins in turn depend on local, regional, and global events or conditions that affect supply and demand for the relevant commodity or product. Any material decline in oil or natural gas prices could have a material adverse effect on the Company’s operations, results, financial condition, and proved reserves, especially in the Upstream segment. On the other hand, a material increase in oil or natural gas prices could have a material adverse effect on the Company’s operations and results, especially in the Energy Products, Chemical Products, and Specialty Products segments. Our pursuit of lower-emission and other new business opportunities, including carbon capture and storage, hydrogen and ammonia, lower-emission fuels, ProxximaTM resin systems, carbon materials, low-carbon data centers, and lithium also depends on the growth and development of markets for those products and services, including implementation of supportive and stable government policies and developments in existing and new technology to enable those products and services to be provided on a cost-effective basis at commercial scale. See “Climate Change and Energy Transition” in this Item 1A.
Economic conditions. The demand for energy and petrochemicals is generally linked closely with broad-based economic activities and levels of prosperity. The occurrence of economic downturns, recessions or other periods of low or negative economic growth will typically have a direct adverse impact on our results. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates or living standards, periods of civil unrest or armed hostilities, escalating geopolitical volatility, government regulation or austerity programs, national or regional trade tariffs, trade sanctions or trade controls, international monetary and currency exchange rate fluctuations, decoupling of economies, disruption, realignment, or breaking of current or historical trade or military alliances or global trade or supply chain networks, changes in international trade patterns or shipping routes, or a broader breakdown in global trade, security or public health, can also impact the supply and demand for energy and petrochemicals. Sovereign debt downgrades, defaults, extended government shutdowns, inability to access debt markets due to rating, banking, or legal constraints, liquidity crises, market bubbles and corrections, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, de-dollarization in global trade or the growth or use of alternative common currencies, and other events or conditions that impair the functioning of financial markets and institutions also pose risks to ExxonMobil, including risks to the safety of our financial assets and to the ability of our partners, suppliers, and customers to fulfill their commitments to ExxonMobil. Our future business, including earnings, cash flows, and financing needs, may also be affected by the occurrence, severity, pace, and rate of recovery of future public health epidemics or pandemics or other natural or human events beyond our control; the responsive actions taken by governments and others; and the resulting effects on regional and global markets and economies.
Other demand-related factors. Other factors that may affect the demand for oil, gas, petrochemicals or our other products, and therefore our results, include technological improvements in energy efficiency; seasonal weather patterns; increased competitiveness of, or government policy support for, alternative energy sources or potential substitutes for our products; changes in technology that alter fuel choices, such as technological advances in energy storage or other critical areas that make wind, solar, nuclear, or other alternatives more competitive for power generation; government actions to increase strategic reserves to enhance energy security; increased demand for artificial intelligence (AI), including the construction and expansion of AI data centers; changes in customer or consumer preferences for our products, including consumer demand for alternative-fueled or electric transportation or alternatives to plastic products; and broad-based changes in personal income levels. See also “Climate Change and Energy Transition” below.

Table of Contents	Financial Table of Contents
Other supply-related factors. Commodity prices and margins also vary depending on a number of factors affecting supply. For example, increased supply from the development of new or previously inaccessible oil and gas supply sources and technologies to enhance recovery from existing sources tends to reduce commodity prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or petrochemical manufacturing capacity relative to demand tend to reduce margins on the affected products. World oil, gas, and petrochemical supply levels can also be affected by factors that reduce available supplies, such as the level of, and adherence by, participating countries to production quotas established by OPEC or OPEC+ and other agreements among sovereigns; government policies, including actions intended to reduce greenhouse gas emissions, that restrict oil and gas production or increase associated production, reporting or compliance costs; collective actions by non-governmental organizations and financial institutions to withhold funding or support from oil and gas producers; the occurrence of wars or hostile actions, including disruption of land or sea transportation routes; natural disasters; disruptions in competitors’ operations; and logistics constraints or unexpected unavailability of distribution channels that may disrupt supplies. There also may be new or emerging factors that could increase global oil, gas, and petrochemical supply levels in the short or long term, such as government policies and actions intended to boost or expand development of domestic or foreign oil and gas reserves or accelerate the pace of production reaching markets, including access to previously unavailable, sanctioned, or protected oil and gas resources or the availability or opening of new shipping routes. Dynamic and unpredictable world events may lead to new oil and gas opportunities becoming available or current opportunities becoming less available or unavailable, and such events may adversely affect our business and results. Technological change can also alter the relative costs for competitors to find, produce and refine oil and gas, and to manufacture petrochemicals.
Other market factors. ExxonMobil’s business results are also exposed to potential negative impacts due to changes in interest rates, inflation, currency exchange rates, changes in usage of the U.S. dollar in global trade, and other local or regional market conditions. In addition to direct potential impacts on our costs and revenues, market factors such as rates of inflation may indirectly impact our results to the extent such factors reduce general rates of economic growth and therefore energy demand, as discussed under “Economic conditions.” Market factors may also result in losses from commodity derivatives and other instruments we use to hedge price exposures or for commodity and treasury trading activities. Additional information regarding the potential future impact of market factors on our businesses is included or incorporated by reference under Item 7A in this report.
Government and Political Factors
ExxonMobil’s results can be adversely affected by political or regulatory developments affecting our businesses or operations.
Access limitations. A number of countries limit access to their oil and gas resources, including by restricting leasing, licensing, or permitting activities directly or indirectly through the influence on these processes by well-funded local or international groups opposing the development of these resources. They also may place resources off-limits from development altogether. Restrictions on production of oil and gas could increase to the extent governments view such measures as a viable approach for pursuing national and global energy, security, and climate policies. Restrictions on foreign investment in the oil and gas sector tend to increase in times of high commodity prices or when national governments may have less need for outside sources of private capital. Many countries also restrict the import or export of certain products based on point of origin, and such restrictions may increase during periods of escalating geopolitical or trade tensions.
Restrictions on doing business. ExxonMobil is subject to laws and sanctions imposed by the United States and by other jurisdictions where we do business that may prohibit ExxonMobil or its affiliates from doing business in certain countries or with certain counterparties or restrict or impede the kind of business that may be conducted, including acquiring and divesting certain assets or importing or exporting certain materials or products. Such restrictions may provide a competitive advantage to competitors who may not be subject to comparable restrictions.
Lack of legal certainty. Some countries in which we do, or seek to do, business lack well-developed legal systems, lack political or governmental stability, may be subject to regime changes, have not yet adopted clear legal frameworks, may be unable to maintain clear regulatory frameworks in the face of pressure on their systems from well-funded local or international groups opposing development of their resources, or may have evolving and unharmonized standards that vary or conflict across jurisdictions. Lack of legal certainty exposes us to increased risk of adverse or unpredictable actions by government officials, may reduce our ability to comply timely or cost-effectively with evolving standards or requirements, and also makes it more difficult for us to enforce our contracts. In some cases, these risks can be partially offset by agreements to arbitrate disputes in an international forum, but the adequacy of this remedy may still depend on the local legal system to enforce an award.
Regulatory and litigation risks. Even in countries with well-developed legal systems where ExxonMobil does business, we remain exposed to changes in law or interpretation or enforcement of settled law, including changes that result from concerted efforts to increase our legal exposure by groups opposed to the products we provide or international treaties and accords or changes by local jurisdictions encroaching on national regulatory frameworks or global issues or changes resulting from imposition of extraterritorial laws and regulations, and changes in government policy or priorities that could adversely affect our results, such as:
•increases or changes in taxes, duties, or government royalty rates, including retroactive claims, punitive taxes on oil, gas and petrochemical operations, windfall profit taxes, or global minimum taxes;
•price controls;

Table of Contents	Financial Table of Contents
•changes in environmental, advertising, insurance or other regulations or laws that penalize us for past or current production of legal and/or permitted products and operations, increase our cost of operation or compliance or reduce or delay available business opportunities, including changes in laws or regulations affecting offshore drilling operations, standards to complete decommissioning, standards for water use or availability, production of our products, emissions, hydraulic fracturing, or production or use of new or recycled plastics, as well as laws and regulations affecting trading, carbon capture and storage, hydrogen and ammonia, lower-emission fuels, ProxximaTM resin systems, carbon materials, low-carbon data centers, or lithium;
•actions by governments, policy-makers, regulators, or other actors to delay or deny necessary licenses and permits, restrict the availability of oil and gas leases, investment opportunities, or the transportation or export of our products, pause, reduce, or retract government incentives for emissions reductions, disrupt or impact reliability as a result of policy decisions on types and pricing of energy available, or otherwise require changes in the Company's business or strategy that could result in reduced returns;
•regulatory interpretations that exclude or disfavor our products under government policies or programs intended to support new or developing markets or technologies, or that otherwise are not technology-neutral;
•adoption of regulations mandating efficiency standards, emission standards, procurement standards, the use of alternative fuels, or uncompetitive fuel components;
•use of regulatory or legal standards by any nation or supranational body as a foreign policy tool;
•unstable policies or shifting regulations impacting new or emerging markets;
•adoption of disclosure regulations that could create competitive disadvantages, require us to incur disproportionate costs, increase legal risk due to a need to rely on uncertain estimates or extrapolations (such as emissions of third parties) and lack of uniform standards across jurisdictions, require us to make statements we disagree with, or require us to disclose competitively sensitive commercial information or to violate the non-disclosure laws of other countries; and
•government actions to cancel contracts, redenominate the official currency, renounce or default on obligations, impose unwarranted penalties, renegotiate terms unilaterally, expropriate assets, or compel a change in production plans.
Legal remedies available to compensate us for expropriation or other takings may be inadequate.
We also may be adversely affected by the outcome of litigation, including class actions or arbitrations, especially in countries such as the United States that permit large and unpredictable punitive and non-economic damage awards. Other jurisdictions adopting similar models to impose liability schemes on our products or operations may present similar risks. We also may be adversely affected by government investigations or enforcement proceedings alleging non-compliance with applicable laws or regulations, or by state and local government actors as well as private plaintiffs acting in parallel that attempt to use the legal system to promote public policy agendas (including seeking to reduce the production and sale of hydrocarbon products through litigation targeting the Company or other industry participants), gain political notoriety, or obtain monetary awards from the Company. The continued adoption of similar legal practices in the European Union or elsewhere would broaden this risk.
Security concerns. Successful operation of particular facilities or projects may be disrupted by civil unrest, military conflict, acts of sabotage, piracy, terrorism, cybersecurity attacks, the application of national security laws or policies that result in restricting our ability to do business in a particular jurisdiction or region, strikes or protests, and other local, national, regional, or global security concerns. Such concerns may be directed specifically at our Company, our industry, or as part of broader movements and may require us to incur greater costs for security or to shut down operations for a period of time.

Table of Contents	Financial Table of Contents
Climate Change and Energy Transition
Net-zero scenarios. Driven by concern over the risks of climate change, a number of countries have adopted, or are considering the adoption of, broad-reaching regulatory frameworks seeking to report on or reduce greenhouse gas emissions, including emissions from the production and use of oil and gas and their products, as well as increase the use of, or support for, different emission-reduction technologies. These actions are being taken both independently by national and regional governments and within the framework of United Nations Conference of the Parties summits under which many countries of the world have endorsed objectives to reduce the atmospheric concentration of carbon dioxide (CO2) over the coming decades, with an ambition ultimately to achieve “net zero.” Net zero means that emissions of greenhouse gases from human activities would be balanced by actions that remove such gases from the atmosphere. Expectations for transition of the world’s energy system to lower-emission sources, and ultimately net-zero, derive from hypothetical scenarios that reflect many assumptions about the future, including supportive policy and technology advancements, and reflect substantial uncertainties. The Company seeks opportunities to play a leading role in the energy transition, including the Company’s announced ambition ultimately to achieve net zero with respect to Scope 1 and 2 emissions from our operated assets with continued technology development and government policy support, which carries risks that the transition, including underlying technologies, government policies, and markets as discussed in more detail below, will not be available or develop at the pace or in the manner expected by current net-zero scenarios. Without supportive policies and the innovations they drive, net zero will remain out of reach – for society and for ExxonMobil. Society’s progress continues to lag in these areas. The success of our strategy in a lower-emissions future will also depend on our ability to recognize key signposts of changes in the global energy system on a timely basis, and our corresponding ability to direct investment to the technologies and businesses, at the appropriate stage of development, to best capitalize on our competitive strengths.
Greenhouse gas restrictions. Government actions intended to reduce greenhouse gas emissions include adoption of cap and trade regimes, carbon taxes, carbon accounting, carbon-based import duties or other trade tariffs, minimum renewable usage requirements, restrictive permitting, increased mileage and other efficiency standards, mandates for sales of electric vehicles, restrictions on sales of gasoline-only vehicles, mandates for disclosure of plans to reduce emissions or reduce the use or production of certain products, mandates for use of specific fuels or technologies, and other incentives or mandates designed to support certain technologies for transitioning to lower-emission energy sources. Political actors, non-governmental organizations, and their agents also increasingly seek to collectively advance climate change objectives indirectly, such as by seeking to reduce the availability or increase the cost of financing and investment in the oil and gas sector. These actions include delaying or blocking needed infrastructure, utilizing shareholder governance mechanisms against companies or their shareholders or financial institutions in an effort to deter investment in oil and gas activities, and taking other actions intended to promote changes in business strategy for oil and gas companies. Depending on how policies are formulated and applied, such policies could negatively affect our investment returns, make our hydrocarbon-based products more expensive or less competitive, lengthen project implementation times, and reduce demand for hydrocarbons, as well as shift hydrocarbon demand toward relatively lower-carbon alternatives. Current, pending, and potential greenhouse gas regulations or policies may also increase our compliance costs, such as for monitoring or sequestering emissions and complying with increased or mandatory disclosure or due diligence requirements and government-mandated energy transition plans.
Technology and lower-emission solutions. Achieving societal ambitions to reduce greenhouse gas emissions and ultimately achieve net zero will require new technologies and added infrastructure to reduce the cost and increase the scalability of solutions to reduce emissions, as well as technologies such as carbon capture and storage (CCS). CCS technologies, focused initially on capturing and sequestering CO2 emissions from high-carbon intensity industrial activities, can assist in meeting society’s objective to mitigate atmospheric greenhouse gas levels while also helping to ensure the availability of the reliable and affordable energy the world requires. ExxonMobil has established a Low Carbon Solutions (LCS) business unit and is continuing efforts in our existing businesses to advance the development and deployment of these technologies and projects, including CCS, hydrogen and ammonia, lower-emission fuels, ProxximaTM resin systems, advanced energy-saving materials, low-carbon data centers, lithium, and other technologies. The Company’s efforts include both in-house research and development as well as collaborative efforts with leading universities and with commercial partners involved in new energy technologies. Our future results and ability to grow our business, help others meet their emission-reduction goals, and succeed in a lower-emissions future will depend in part on the success of these research and collaboration efforts and on our ability to adapt and apply the strengths of our current business model to providing the energy products of the future in a cost-competitive manner.

Table of Contents	Financial Table of Contents
Policy and market development. The scale of the world’s energy system means that, in addition to developments in technology as discussed above, meeting society's needs for energy and reducing emissions will require appropriate support from governments and private participants throughout the global economy. Our ability to develop and deploy CCS and other new energy technologies at commercial scale, and the growth and future returns of LCS and other emerging businesses in which we invest, will depend in part on the development of stable and supportive government policies and markets. Failure or delay of these policies or markets to materialize or be maintained could adversely impact or delay these investments. Policy and other actions that result in restricting the availability of hydrocarbon products without a commensurate reduction in demand may have unpredictable adverse effects, including increased commodity price volatility; periods of significantly higher commodity prices and resulting inflationary pressures; and local or regional energy shortages. Such effects in turn may depress economic growth or lead to rapid or conflicting shifts in policy by different actors, with resulting adverse effects on our businesses. In addition, the existence of supportive policies in any jurisdiction is not a guarantee that those policies will continue in the future. See also the discussion of “Supply and Demand,” “Government and Political Factors,” and “Operational and Other Factors” in this Item 1A.
Operational and Other Factors
In addition to external economic and political factors, our future business results also depend on our ability to successfully manage those factors that are, at least in part, within our control, including our investment into existing and new businesses. The extent to which we manage these factors will impact our performance relative to competition. For projects in which we are not the operator, we depend on the management effectiveness of one or more co-venturers whom we do not control.
Exploration and development program. Our ability to maintain and grow our oil and gas production depends on the success of our exploration and development efforts. Among other factors, we must continuously improve our ability to identify the most promising resource prospects and apply our project management expertise to bring discovered resources online as scheduled and within budget.
Project and portfolio management. The long-term success of ExxonMobil’s Upstream and Product Solutions businesses, as well as the future success of LCS and other emerging investments, depends on complex, long-term, capital-intensive projects. These projects in turn require a high degree of project management expertise to maximize efficiency. Specific factors that can affect the performance of major projects include our ability to: negotiate successfully with joint venturers, partners, governments, suppliers, customers, or others; protect and enforce our contractual and legal rights, including with our joint venture partners, host governments, and others; model and optimize reservoir performance and production reliability; develop markets for project outputs, whether through long-term contracts or the development of effective spot markets; qualify for certain incentives available under supportive government policies for emerging markets and technologies; manage changes in operating conditions and costs, including costs of third-party equipment or services such as drilling rigs and shipping, supply chain disruptions, and inflationary cost pressures; prevent, to the extent possible, and respond effectively to unforeseen technical difficulties that could delay project start-up, incur or escalate costs, or cause unscheduled project downtime; and influence the performance of project operators where ExxonMobil does not perform that role. In addition to the effective management of individual projects, ExxonMobil’s success, including our ability to mitigate risk and provide attractive returns to shareholders, depends on our ability to successfully manage our overall portfolio, including diversification among types and locations of our projects, products produced, and strategies to acquire or divest assets. We may not be able to acquire or divest assets at a price or on the timeline we contemplate in our strategies. Additionally, we may retain certain liabilities following a divestment and could be held liable for past use or for different liabilities than anticipated, including reversion of decommissioning or other liabilities upon bankruptcy or other default of successors in title.
The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.
Operational efficiency. An important component of ExxonMobil’s competitive performance, especially given the commodity-based nature of many of our businesses, is our ability to operate efficiently, including our ability to manage expenses, improve production yields on an ongoing basis, and successfully integrate and achieve the anticipated synergies of acquisitions. This requires continuous management focus, including technology integration and improvements, cost control, productivity enhancements, harmonizing functions, policies, procedures and processes, regular reappraisal of our asset portfolio, and the recruitment, development, and retention of high caliber employees.
Research and development and technological change. To maintain our competitive position, especially in light of the technological nature of our businesses, the dynamic and rapidly evolving technological landscape, and the need for continuous efficiency improvement, ExxonMobil’s technology, research, and development organizations must be successful and able to adapt to a changing market, regulatory, and policy environment, both nationally and internationally, including continuous improvement in the efficiency of hydraulic fracturing technology and developing technologies to help reduce greenhouse gas emissions. To remain competitive, we must also continuously adapt and capture the benefits of new and emerging technologies, such as AI, including successfully applying advances in the ability to process and integrate large amounts of data to our businesses and decision-making processes.

Table of Contents	Financial Table of Contents
Safety, business controls, and risk management. Our results depend on management’s ability to minimize the inherent risks of oil, gas, and petrochemical operations, as well as potential risks related to new energy and other technologies, to effectively control our business activities, including trading, and to minimize the potential for human error. We apply rigorous management systems and continuous focus on workplace safety, spills avoidance, and other adverse environmental events. For example, we work to minimize spills through a combined program of effective operations integrity management, ongoing upgrades, key equipment replacements, and comprehensive inspection and surveillance. Similarly, we are implementing cost-effective new technologies and adopting new operating practices to reduce emissions, not only in response to government requirements but also to address community priorities. We employ a robust and actively evolving enterprise risk management system to identify and manage risk across our businesses. We also maintain a disciplined framework of internal controls and apply a controls management system for monitoring compliance with this framework. Substantial liabilities and other adverse impacts could result if we do not timely identify and mitigate applicable risks, or if our management systems and controls do not function as intended.
Cybersecurity. ExxonMobil is regularly subject to attempted cybersecurity disruptions from a variety of sources including state-sponsored actors. See Item 1C in this report for information on ExxonMobil’s program for managing cybersecurity risks. If the measures we are taking to protect against cybersecurity disruptions prove to be insufficient or if our proprietary data is otherwise not protected, ExxonMobil, as well as our customers, employees, or third parties, could be adversely affected. We have limited ability to influence third parties, including our partners, suppliers, and service providers (including providers of cloud-hosting services for our data or applications), to implement strong cybersecurity controls and are exposed to potential harm from cybersecurity events that may affect their operations. Cybersecurity disruptions could cause physical harm to people or the environment; damage or destroy assets; compromise business systems; result in proprietary information being altered, lost, or stolen; result in employee, customer, or third-party information being compromised; or otherwise disrupt our business operations. We could incur significant costs to remedy the effects of a major cybersecurity disruption in addition to costs in connection with resulting regulatory actions, litigation, or reputational harm.
Preparedness. Our operations may be disrupted by severe weather events, natural disasters, human error, and similar events. For example, hurricanes may damage our offshore production facilities or coastal refining and petrochemical plants in vulnerable areas. Our facilities are designed, engineered, constructed, and operated to withstand a variety of extreme climatic and other conditions, with safety factors built in to cover a number of uncertainties, including those associated with wave, wind, and current intensity, marine ice flow patterns, permafrost stability, storm surge magnitude, temperature extremes, extreme rainfall events, and earthquakes. Our consideration of changing weather conditions and inclusion of safety factors in design cover the engineering uncertainties that climate change and other events may potentially introduce. Our ability to mitigate the adverse impacts of these events depends in part upon the effectiveness of our robust facility engineering, our rigorous disaster preparedness and response, and business continuity planning.
Insurance limitations. The ability of the Corporation to insure against many of the risks it faces as described in this Item 1A is limited by the availability and cost of coverage, which may not be economic, as well as the capacity of the applicable insurance markets, which may not be sufficient.
Competition. As noted in Item 1 above, the energy and petrochemical industries are highly competitive. We face competition not only from other private firms, but also from state-owned companies that are increasingly competing for opportunities outside of their home countries and as partners with other private firms. In some cases, these state-owned companies may pursue opportunities in furtherance of strategic, national, or supranational objectives of their government owners, with less focus on financial returns than companies owned by private shareholders, such as ExxonMobil. Technology and expertise provided by industry service companies or AI may also enhance the competitiveness of firms that may not have the internal resources and capabilities of ExxonMobil or reduce the need for resource-owning countries to partner with private-sector oil and gas companies in order to monetize national resources. As described in more detail above, our hydrocarbon-based energy products are also subject to growing and, in many cases, government-supported competition from alternative energy sources. In addition, as we enter new markets in pursuit of lower-emission and other new business opportunities, we will need to compete effectively with established competitors in these markets, as well as with new market entrants seeking to capitalize on these opportunities, while successfully navigating changing market conditions or technologies.
Reputation. Our reputation is an important corporate asset. Factors that could have a negative impact on our reputation include an operating incident or significant cybersecurity disruption; changes in consumer views concerning our products; changes in consumer media preferences from traditional mainstream media to decentralized and personalized media; a perception by investors or others that the Corporation is making insufficient progress with respect to our ambition to play a leading role in the energy transition, or that pursuit of this ambition may result in allocation of capital to investments with reduced returns; divergent and evolving societal views and investor pressures regarding a future energy transition; and other adverse events such as those described in this Item 1A. Negative impacts on our reputation could in turn make it more difficult for us to compete successfully for new opportunities, obtain necessary regulatory approvals, obtain financing, and attract talent, or they could reduce customer or consumer demand for our branded products. ExxonMobil’s reputation may also be harmed by events which negatively affect the image of our industry as a whole.

Table of Contents	Financial Table of Contents
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
The Corporation’s cybersecurity program includes multi-layered technological capabilities designed to prevent and detect cybersecurity disruptions and leverages industry standard frameworks, including the National Institute of Standards and Technology Cybersecurity Framework. The cybersecurity program incorporates an incident response plan to engage cross-functionally across the Corporation and report cybersecurity incidents to appropriate levels of management, including senior management, and the Audit Committee or Board of Directors, based on potential impact. The Corporation conducts annual cybersecurity awareness training and routinely tests cybersecurity awareness and business preparedness for response and recovery, which are developed based on real-world threats. In addition, the Corporation exchanges threat information with governmental and industry groups and proactively engages independent, third-party cybersecurity experts to test, evaluate, and recommend improvements on the effectiveness and resiliency of its cybersecurity program through penetration testing, breach assessments, regular cybersecurity incident drill testing, threat information sharing, and industry benchmarking. The Corporation takes a risk-based approach with respect to its third-party service providers, tailoring processes according to the nature and sensitivity of the data or systems accessed by such third-party service providers, and performing additional risk screenings and procedures, as appropriate.
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

Table of Contents	Financial Table of Contents

ITEM 2. PROPERTIES
Information with regard to oil and gas producing activities follows:
1. Disclosure of Reserves
A. Summary of Oil and Gas Reserves at Year-End 2025
The table below summarizes the oil-equivalent proved reserves in each geographic area and by product type for consolidated subsidiaries and equity companies. Natural gas is converted to an oil-equivalent basis at six billion cubic feet per one million barrels. The Corporation has reported proved reserves on the basis of the average of the first-day-of-the-month price for each month during the last 12-month period. No major discovery or other favorable or adverse event has occurred since December 31, 2025, that would cause a significant change in the estimated proved reserves as of that date.

Proved Reserves	Crude Oil	Natural Gas Liquids	Bitumen	Synthetic Oil	Natural Gas	Oil-Equivalent Total All Products
	(million bbls)	(million bbls)	(million bbls)	(million bbls)	(billion cubic ft)	(million bbls)

Developed
Consolidated Subsidiaries
United States	1,552	1,075	—	—	11,206	4,495
Canada/Other Americas (1)	586	1	2,230	288	356	3,164
Europe	3	—	—	—	338	60
Africa	185	—	—	—	111	204
Asia	1,871	44	—	—	2,010	2,251
Australia/Oceania	32	6	—	—	3,057	548
Total Consolidated	4,229	1,126	2,230	288	17,078	10,722

Equity Companies
United States	5	3	—	—	48	16
Europe	2	—	—	—	207	36
Africa	7	—	—	—	775	136
Asia	462	134	—	—	4,782	1,394
Total Equity Company	476	137	—	—	5,812	1,582
Total Developed	4,705	1,263	2,230	288	22,890	12,304

Undeveloped
Consolidated Subsidiaries
United States	1,558	988	—	—	5,581	3,476
Canada/Other Americas (1)	609	—	100	—	171	737
Europe	—	—	—	—	—	—
Africa	32	—	—	—	2	32
Asia	1,089	23	—	—	189	1,143
Australia/Oceania	28	2	—	—	2,653	472
Total Consolidated	3,316	1,013	100	—	8,596	5,860

Equity Companies
United States	—	—	—	—	—	—
Europe	3	—	—	—	56	12
Africa	—	—	—	—	—	—
Asia	163	161	—	—	4,866	1,135
Total Equity Company	166	161	—	—	4,922	1,147
Total Undeveloped	3,482	1,174	100	—	13,518	7,007

Total Proved Reserves	8,187	2,437	2,330	288	36,408	19,311

(1) Other Americas includes proved developed reserves of 486 million barrels of crude oil and 228 billion cubic feet of natural gas, as well as proved undeveloped reserves of 587 million barrels of crude oil and 162 billion cubic feet of natural gas.

Table of Contents	Financial Table of Contents
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
The estimation of proved reserves, which is based on the requirement of reasonable certainty, is an ongoing process based on rigorous technical evaluations, commercial and market assessments, and detailed analysis of reservoir and well performance. Furthermore, the Corporation only records proved reserves for projects which have received significant funding commitments by management toward the development of the reserves. Although the Corporation is reasonably certain that proved reserves will be produced, the timing and amount recovered can be affected by a number of factors including completion of development projects, reservoir performance, regulatory approvals, government policies, consumer preferences, and significant changes in crude oil and natural gas price levels. In addition, proved reserves could be affected by an extended period of low prices which could reduce the level of the Corporation’s capital spending and also impact our partners’ capacity to fund their share of joint projects.

B. Technologies Used in Establishing Proved Reserves Additions in 2025
Additions to ExxonMobil’s proved reserves in 2025 were based on estimates generated through the integration of available and appropriate geological, engineering and production data, utilizing well-established technologies that have been demonstrated in the field to yield repeatable and consistent results.
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
In some circumstances, where appropriate analog reservoirs were available, reservoir parameters from these analogs were used to increase the quality of, and confidence in, the reserves estimates.

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

Table of Contents	Financial Table of Contents
2. Proved Undeveloped Reserves
At year-end 2025, approximately 7.0 billion oil-equivalent barrels (GOEB) of ExxonMobil’s proved reserves were classified as proved undeveloped. This represents 36 percent of the 19.3 GOEB reported in proved reserves. This compares to 7.4 GOEB of proved undeveloped reserves reported at the end of 2024. During the year, ExxonMobil conducted development activities that resulted in the transfer of approximately 1.4 GOEB from proved undeveloped to proved developed reserves by year-end. The largest transfers were related to development activities in the United States, Guyana, Kazakhstan, the United Arab Emirates, Qatar, and Canada. In 2025, extensions and discoveries, primarily in the United States and Guyana, resulted in the addition of approximately 2.0 GOEB of proved undeveloped reserves. Also, the Corporation reclassified approximately 1.0 GOEB of proved undeveloped reserves which no longer met the SEC definition of proved reserves, primarily in the United States.
Overall, investments of $19.0 billion were made by the Corporation during 2025 to progress the development of reported proved undeveloped reserves, including $18.8 billion for oil and gas producing activities, along with additional investments for other non-oil and gas producing activities such as the construction of support infrastructure and other related facilities.
One of ExxonMobil’s requirements for reporting proved reserves is that management has made significant funding commitments toward the development of the reserves. ExxonMobil has a disciplined investment strategy and many major fields require long lead-time in order to be developed. Development projects typically take several years from the time of recording proved undeveloped reserves to the start of production and can exceed five years for large and complex projects. Proved undeveloped reserves in Australia and the United Arab Emirates have remained undeveloped for five years or more primarily due to constraints on the capacity of infrastructure, as well as the time required to complete development for very large projects. The Corporation is reasonably certain that these proved reserves will be produced; however, the timing and amount recovered can be affected by a number of factors including completion of development projects, reservoir performance, regulatory approvals, government policies, consumer preferences, the pace of co-venturer/government funding, changes in the amount and timing of capital investments, and significant changes in crude oil and natural gas price levels. Of the proved undeveloped reserves that have been reported for five or more years, over 80 percent are contained in the aforementioned countries. In Australia, proved undeveloped reserves are associated with future compression for the Gorgon Jansz LNG project. In the United Arab Emirates, proved undeveloped reserves are associated with an approved development plan and continued drilling investment for the producing Upper Zakum field.

Table of Contents	Financial Table of Contents
3. Oil and Gas Production, Production Prices and Production Costs
A. Oil and Gas Production
The table below summarizes production by final product sold and by geographic area for the last three years.

(thousands of barrels daily)	2025		2024		2023
	Crude Oil	NGL	Crude Oil	NGL	Crude Oil	NGL
Crude oil and natural gas liquids production
Consolidated Subsidiaries
United States	1,005	514	862	383	556	238
Canada/Other Americas (1)	381	1	346	2	240	2
Europe	2	—	2	—	2	—
Africa	141	—	206	2	216	4
Asia	445	28	422	26	417	28
Australia/Oceania	18	7	20	10	24	12
Total Consolidated Subsidiaries	1,992	550	1,858	423	1,455	284

Equity Companies
United States	2	1	2	1	8	1
Europe	1	—	1	—	2	—
Africa	1	—	1	—	1	—
Asia	266	61	206	59	216	60
Total Equity Companies	270	62	210	60	227	61
Total crude oil and natural gas liquids production	2,262	612	2,068	483	1,682	345

Bitumen production
Consolidated Subsidiaries
Canada/Other Americas	385		374		355

Synthetic oil production
Consolidated Subsidiaries
Canada/Other Americas	68		62		67

Total liquids production	3,329		2,987		2,449

(millions of cubic feet daily)
Natural gas production available for sale
Consolidated Subsidiaries
United States	3,346		2,869		2,292
Canada/Other Americas (1)	27		101		96
Europe	228		252		266
Africa	2		45		35
Asia	968		907		915
Australia/Oceania	1,283		1,264		1,298
Total Consolidated Subsidiaries	5,854		5,438		4,902

Equity Companies
United States	18		18		19
Europe	71		100		148
Africa	112		107		90
Asia	2,386		2,415		2,575
Total Equity Companies	2,587		2,640		2,832
Total natural gas production available for sale	8,442		8,078		7,734

(thousands of oil-equivalent barrels daily)
Oil-equivalent production	4,736		4,333		3,738

(1) Other Americas includes crude oil production for 2025, 2024, and 2023 of 320 thousand, 285 thousand, and 178 thousand barrels daily, respectively; and natural gas production available for sale for 2025, 2024, and 2023 of 4 million, 76 million, and 67 million cubic feet daily, respectively.

Due to rounding, numbers presented may not add up precisely to the totals indicated.

Table of Contents	Financial Table of Contents
B. Production Prices and Production Costs
The table below summarizes average production prices and average production costs by geographic area and by product type for the last three years.

(dollars per unit)	United States	Canada/ Other Americas	Europe	Africa	Asia	Australia/ Oceania	Total
2025
Consolidated Subsidiaries
Average production prices
Crude oil, per barrel	63.19	67.75	63.24	69.20	68.26	66.21	65.64
NGL, per barrel	20.87	28.98	47.44	—	30.83	47.75	21.71
Natural gas, per thousand cubic feet	1.07	1.21	11.91	1.90	2.27	7.72	3.15
Bitumen, per barrel	—	46.13	—	—	—	—	46.13
Synthetic oil, per barrel	—	63.61	—	—	—	—	63.61
Average production costs, per oil-equivalent barrel - total	11.07	15.63	30.70	20.38	5.15	5.60	11.29
Average production costs, per barrel - bitumen	—	19.95	—	—	—	—	19.95
Average production costs, per barrel - synthetic oil	—	40.41	—	—	—	—	40.41

Equity Companies
Average production prices
Crude oil, per barrel	62.71	—	63.64	66.94	61.75	—	61.79
NGL, per barrel	20.77	—	—	—	40.91	—	40.62
Natural gas, per thousand cubic feet	2.71	—	11.75	5.51	6.79	—	6.84
Average production costs, per oil-equivalent barrel - total	30.49	—	102.43	4.48	2.53	—	4.49

Total
Average production prices
Crude oil, per barrel	63.19	67.75	63.39	69.19	65.84	66.21	65.18
NGL, per barrel	20.87	28.98	47.44	—	37.75	47.75	23.64
Natural gas, per thousand cubic feet	1.08	1.21	11.88	5.46	5.48	7.72	4.28
Bitumen, per barrel	—	46.13	—	—	—	—	46.13
Synthetic oil, per barrel	—	63.61	—	—	—	—	63.61
Average production costs, per oil-equivalent barrel - total	11.13	15.63	48.26	18.43	3.75	5.60	10.20
Average production costs, per barrel - bitumen	—	19.95	—	—	—	—	19.95
Average production costs, per barrel - synthetic oil	—	40.41	—	—	—	—	40.41

2024
Consolidated Subsidiaries
Average production prices
Crude oil, per barrel	73.36	79.47	74.07	81.29	78.40	79.83	76.57
NGL, per barrel	23.08	30.43	63.29	50.51	32.34	38.74	24.32
Natural gas, per thousand cubic feet	0.37	1.72	10.56	2.25	2.55	8.47	3.13
Bitumen, per barrel	—	54.02	—	—	—	—	54.02
Synthetic oil, per barrel	—	74.16	—	—	—	—	74.16
Average production costs, per oil-equivalent barrel - total	10.89	16.20	25.18	21.85	5.31	6.92	11.70
Average production costs, per barrel - bitumen	—	21.16	—	—	—	—	21.16
Average production costs, per barrel - synthetic oil	—	44.44	—	—	—	—	44.44

Equity Companies
Average production prices
Crude oil, per barrel	73.91	—	76.34	73.99	73.17	—	73.21
NGL, per barrel	19.94	—	—	—	47.63	—	47.19
Natural gas, per thousand cubic feet	1.59	—	9.19	4.10	7.52	—	7.41
Average production costs, per oil-equivalent barrel - total	26.41	—	63.76	7.27	2.70	—	4.57

Total
Average production prices
Crude oil, per barrel	73.36	79.47	75.06	81.25	76.69	79.83	76.23
NGL, per barrel	23.07	30.43	63.29	50.51	43.01	38.74	27.16
Natural gas, per thousand cubic feet	0.37	1.72	10.17	3.55	6.17	8.47	4.53
Bitumen, per barrel	—	54.02	—	—	—	—	54.02
Synthetic oil, per barrel	—	74.16	—	—	—	—	74.16
Average production costs, per oil-equivalent barrel - total	10.94	16.20	36.41	20.68	3.93	6.92	10.53
Average production costs, per barrel - bitumen	—	21.16	—	—	—	—	21.16
Average production costs, per barrel - synthetic oil	—	44.44	—	—	—	—	44.44

Table of Contents	Financial Table of Contents

(dollars per unit)	United States	Canada/ Other Americas	Europe	Africa	Asia	Australia/ Oceania	Total
2023
Consolidated Subsidiaries
Average production prices
Crude oil, per barrel	75.45	80.51	71.99	82.70	79.50	70.26	78.43
NGL, per barrel	23.88	24.44	64.10	44.72	29.81	34.35	25.12
Natural gas, per thousand cubic feet	1.16	2.57	13.64	2.04	2.40	9.31	4.26
Bitumen, per barrel	—	49.64	—	—	—	—	49.64
Synthetic oil, per barrel	—	77.56	—	—	—	—	77.56
Average production costs, per oil-equivalent barrel - total	9.70	19.94	36.37	20.70	5.26	5.55	12.05
Average production costs, per barrel - bitumen	—	23.80	—	—	—	—	23.80
Average production costs, per barrel - synthetic oil	—	45.91	—	—	—	—	45.91

Equity Companies
Average production prices
Crude oil, per barrel	75.48	—	77.82	71.92	74.59	—	74.63
NGL, per barrel	19.13	—	—	—	45.64	—	45.19
Natural gas, per thousand cubic feet	5.25	—	22.22	5.89	8.54	—	9.15
Average production costs, per oil-equivalent barrel - total	53.49	—	43.99	6.74	2.77	—	5.09

Total
Average production prices
Crude oil, per barrel	75.45	80.51	74.13	82.66	77.83	70.26	77.92
NGL, per barrel	23.86	24.44	64.10	44.72	40.59	34.35	28.66
Natural gas, per thousand cubic feet	1.19	2.57	16.71	4.81	6.93	9.31	6.05
Bitumen, per barrel	—	49.64	—	—	—	—	49.64
Synthetic oil, per barrel	—	77.56	—	—	—	—	77.56
Average production costs, per oil-equivalent barrel - total	10.15	19.94	39.09	19.79	3.91	5.55	10.63
Average production costs, per barrel - bitumen	—	23.80	—	—	—	—	23.80
Average production costs, per barrel - synthetic oil	—	45.91	—	—	—	—	45.91

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

Table of Contents	Financial Table of Contents
4. Drilling and Other Exploratory and Development Activities
A. Number of Net Productive and Dry Wells Drilled

	2025	2024	2023

Net Productive Exploratory Wells Drilled
Consolidated Subsidiaries
United States	2	2	—
Canada/Other Americas	1	3	1
Europe	1	—	1
Africa	—	—	—
Asia	—	—	—
Australia/Oceania	—	—	—
Total Consolidated Subsidiaries	4	5	2

Equity Companies
United States	—	—	—
Europe	—	—	—
Africa	—	—	—
Asia	—	—	—
Total Equity Companies	—	—	—
Total productive exploratory wells drilled	4	5	2

Net Dry Exploratory Wells Drilled
Consolidated Subsidiaries
United States	—	—	1
Canada/Other Americas	1	3	3
Europe	1	—	—
Africa	1	—	—
Asia	—	—	—
Australia/Oceania	—	—	—
Total Consolidated Subsidiaries	3	3	4

Equity Companies
United States	—	—	—
Europe	—	—	—
Africa	—	—	—
Asia	—	—	—
Total Equity Companies	—	—	—
Total dry exploratory wells drilled	3	3	4

Table of Contents	Financial Table of Contents

	2025	2024	2023

Net Productive Development Wells Drilled
Consolidated Subsidiaries
United States	698	533	446
Canada/Other Americas	14	22	47
Europe	1	1	1
Africa	1	4	4
Asia	5	6	5
Australia/Oceania	1	1	—
Total Consolidated Subsidiaries	720	567	503

Equity Companies
United States	1	1	2
Europe	1	—	—
Africa	—	—	—
Asia	3	3	6
Total Equity Companies	5	4	8
Total productive development wells drilled	725	571	511

Net Dry Development Wells Drilled
Consolidated Subsidiaries
United States	—	10	—
Canada/Other Americas	—	—	—
Europe	—	—	—
Africa	—	1	—
Asia	1	—	—
Australia/Oceania	—	—	—
Total Consolidated Subsidiaries	1	11	—

Equity Companies
United States	—	—	—
Europe	—	—	—
Africa	—	—	—
Asia	—	—	—
Total Equity Companies	—	—	—
Total dry development wells drilled	1	11	—

Total number of net wells drilled	733	590	517

Table of Contents	Financial Table of Contents
B. Exploratory and Development Activities Regarding Oil and Gas Resources Extracted by Mining Technologies
Syncrude Operations. Syncrude is a joint venture established to recover shallow deposits of oil sands using open-pit mining methods to extract the crude bitumen, and then upgrade it to produce a high-quality, light (32 degrees API), sweet, synthetic crude oil. Imperial Oil Limited is the owner of a 25 percent interest in the joint venture. Exxon Mobil Corporation has a 69.6 percent interest in Imperial Oil Limited. In 2025, the Company’s share of net production of synthetic crude oil was about 68 thousand barrels per day and share of net acreage was about 55 thousand acres in the Athabasca oil sands deposit.
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
Kearl is located approximately 40 miles north of Fort McMurray, Alberta, Canada. Bitumen is extracted from oil sands and processed through bitumen extraction and froth treatment trains. The product, a blend of bitumen and diluent, is shipped to our refineries and to other third parties. Diluent is natural gas condensate or other light hydrocarbons added to the crude bitumen to facilitate transportation. During 2025, average net production at Kearl was about 264 thousand barrels per day.
5. Present Activities
A. Wells Drilling

Wells Drilling	Year-End 2025		Year-End 2024
	Gross	Net	Gross	Net

Consolidated Subsidiaries
United States	638	492	809	648
Canada/Other Americas	33	20	19	9
Europe	—	—	1	1
Africa	2	—	5	1
Asia	9	2	13	5
Australia/Oceania	1	—	1	—
Total Consolidated Subsidiaries	683	514	848	664

Equity Companies
United States	38	—	15	—
Europe	—	—	—	—
Africa	—	—	—	—
Asia	23	4	43	4
Total Equity Companies	61	4	58	4
Total gross and net wells drilling	744	518	906	668

B. Review of Principal Ongoing Activities

United States
During 2025, ExxonMobil was active in areas onshore and offshore in the lower 48 states and in Alaska. During the year, development activities focused on liquids-rich opportunities in the onshore U.S., primarily in the Permian Basin of West Texas and New Mexico, bringing total U.S. net production to 2.1 million oil-equivalent barrels per day. Development activities also continued on the Golden Pass LNG export project, including mechanical completion of Train 1 in late 2025.
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

Table of Contents	Financial Table of Contents

Canada / Other Americas
Production operations for the region are mainly in Canada, Guyana, and Brazil. Total operations in Canada provided 519 thousand oil-equivalent barrels per day in net production, where oil and gas operations are active onshore in Alberta and offshore in Newfoundland and Labrador. In Situ Bitumen operations also continue in Alberta. Canadian onshore licenses or leases are acquired for varying periods of time, with renewals or extensions possible. These licenses or leases generally define a specified scope of work and are held by production. Canadian offshore production licenses are valid for 25 years, with rights of extension for continued production. Significant discovery licenses in the offshore relating to currently undeveloped discoveries do not have a definite term.
In Guyana, the Yellowtail development commenced operations with the ONE GUYANA floating production, storage and offloading vessel, and development activities continued on the Uaru and Whiptail projects. The Hammerhead project was funded in 2025. The Petroleum Activities Act 2023 authorizes the Government of Guyana to license and enter petroleum agreements for petroleum exploration, development, production, and storage operations. The Act enables petroleum agreements to provide for an exploration period to be established by subsidiary legislation by the Minister (typically up to 10 years) and provide for a production period of 20 years for an oil field and 30 years for a gas field, each with a renewal period of up to 10 years.
Brazil commenced operations in the Bacalhau Phase 1 development with the start-up of the floating production, storage and offloading vessel.

Europe
The Pegasus-1 exploratory well was drilled offshore Cyprus and encountered a gas-bearing reservoir. Evaluations are ongoing to develop potential commercialization options.

Africa
ExxonMobil continued to participate in the Coral South Floating LNG in Mozambique, while operations continued in three producing deepwater blocks in Angola and three producing deepwater blocks in Nigeria. In Angola, a total of 1.6 net acres were relinquished and Block 15 amended its Production Sharing Agreement to extend the production license to 2037.

Asia
In 2025, ExxonMobil exited Thailand operations, while production activities continued throughout the region. Kazakhstan operations take place onshore and offshore through our partnerships in Tengiz and Kashagan. During the year, the Tengiz Expansion Project was completed and production ramped up to name-plate capacity. In Qatar, ExxonMobil participated in 45.7 million tonnes per year of gross liquefied natural gas capacity and 3.4 billion cubic feet per day of flowing gas capacity. Development activities continued on the North Field East and North Field Production Sustainment projects. Ongoing activities in the United Arab Emirates continued on the phased development of the Upper Zakum field.

Australia / Oceania
In Australia, development activities progressed on the Jansz-Io Compression Project and the Gorgon Stage 3 project was fully funded. Australia and Papua New Guinea account for 22.5 million metric tons of LNG per year.

Worldwide Exploration
Exploration activities were under way in several countries in which ExxonMobil has no established production operations and thus are not included above. Net acreage totaled 15.8 million acres at year-end 2025.
6. Delivery Commitments
ExxonMobil sells crude oil and natural gas from its producing operations under a variety of contractual obligations, some of which may specify the delivery of a fixed and determinable quantity for periods longer than one year. ExxonMobil also enters into natural gas sales contracts where the source of the natural gas used to fulfill the contract can be a combination of our own production and the spot market. Worldwide, we are contractually committed to deliver approximately 73 million barrels of oil and 2.9 trillion cubic feet of natural gas for the period from 2026 through 2028. We expect to fulfill the majority of these delivery commitments with production from our proved developed reserves. Any remaining commitments will be fulfilled with production from our proved undeveloped reserves and purchases on the open market as necessary.

Table of Contents	Financial Table of Contents
7. Oil and Gas Properties, Wells, Operations and Acreage
A. Gross and Net Productive Wells

Gross and Net Productive Wells	Year-End 2025				Year-End 2024
	Oil		Gas		Oil		Gas

	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Consolidated Subsidiaries
United States	25,816	15,760	3,270	1,833	30,333	17,078	7,579	4,340
Canada/Other Americas	4,143	4,067	2,815	983	4,092	4,025	2,865	1,017
Europe	363	106	352	192	371	113	359	192
Africa	352	94	—	—	359	94	—	—
Asia	797	244	140	83	789	243	151	87
Australia/Oceania	46	8	103	38	326	48	104	40
Total Consolidated Subsidiaries	31,517	20,279	6,680	3,129	36,270	21,601	11,058	5,676
Equity Companies
United States	2,551	322	3,291	323	2,573	329	3,303	326
Europe	57	20	174	64	57	20	332	102
Africa	—	—	6	2	—	—	6	2
Asia	239	60	142	36	233	58	150	31
Total Equity Companies	2,847	402	3,613	425	2,863	407	3,791	461
Total gross and net productive wells	34,364	20,681	10,293	3,554	39,133	22,008	14,849	6,137

There were 22,778 gross and 20,151 net operated wells at year-end 2025 and 25,610 gross and 22,837 net operated wells at year-end 2024. The number of wells with multiple completions was 418 gross in 2025 and 434 gross in 2024.

B. Gross and Net Developed Acreage

Gross and Net Developed Acreage (thousands of acres)	Year-End 2025		Year-End 2024
	Gross	Net	Gross	Net

Consolidated Subsidiaries
United States	7,715	5,083	10,668	7,021
Canada/Other Americas (1)	1,849	1,300	1,903	1,342
Europe	918	546	954	555
Africa	1,455	428	1,455	428
Asia	1,424	422	1,473	427
Australia/Oceania	3,142	1,043	3,142	1,043
Total Consolidated Subsidiaries	16,503	8,822	19,595	10,816

Equity Companies
United States	581	113	581	113
Europe	2,612	921	3,590	1,109
Africa	178	44	178	44
Asia	630	148	665	152
Total Equity Companies	4,001	1,226	5,014	1,418
Total gross and net developed acreage	20,504	10,048	24,609	12,234

(1) Includes developed acreage in Other Americas of 348 gross and 151 net thousands of acres for 2025 and 379 gross and 190 net thousands of acres for 2024.
Separate acreage data for oil and gas are not maintained because, in many instances, both are produced from the same acreage.

Table of Contents	Financial Table of Contents
C. Gross and Net Undeveloped Acreage

Gross and Net Undeveloped Acreage (thousands of acres)	Year-End 2025		Year-End 2024
	Gross	Net	Gross	Net

Consolidated Subsidiaries
United States	5,189	2,086	6,707	2,632
Canada/Other Americas (1)	21,599	10,760	21,457	9,842
Europe	11,908	7,752	11,988	7,770
Africa	12,712	8,060	17,476	11,301
Asia	745	215	766	227
Australia/Oceania	3,346	1,661	3,554	1,805
Total Consolidated Subsidiaries	55,499	30,534	61,948	33,577

Equity Companies
United States	—	—	—	—
Europe	—	—	381	110
Africa	418	104	418	104
Asia	298	19	298	19
Total Equity Companies	716	123	1,097	233
Total gross and net undeveloped acreage	56,215	30,657	63,045	33,810

(1) Includes undeveloped acreage in Other Americas of 15,407 gross and 7,527 net thousands of acres for 2025 and 14,914 gross and 6,381 net thousands of acres for 2024.
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

Table of Contents	Financial Table of Contents
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

Capacity At Year-End 2025 (1)

					ExxonMobil Interest %	ExxonMobil’s Share of Refining Capacity (2)	Ethylene	Polyethylene	Polypropylene
						(thousands of barrels daily)	(millions of metric tons per year)
United States
Joliet	Illinois	■			100	267	—	—	—
Baton Rouge	Louisiana	■	▲	●	100	523	1.1	1.3	1.0
Baytown	Texas	■	▲	●	100	565	4.0	—	0.8
Beaumont	Texas	■	▲	●	100	612	0.9	1.7	—
Corpus Christi	Texas			●	50	—	0.9	0.7	—
Mont Belvieu	Texas			●	100	—	—	2.3	—
Total United States						1,967	6.9	6.0	1.8

Canada
Strathcona	Alberta	■			69.6	197	—	—	—
Nanticoke	Ontario	■			69.6	113	—	—	—
Sarnia	Ontario	■		●	69.6	124	0.3	0.5	—
Total Canada						434	0.3	0.5	—

Europe
Antwerp	Belgium	■		●	100	318	—	0.4	—
Meerhout	Belgium			●	100	—	—	0.5	—
Karlsruhe	Germany	■			25	78	—	—	—
Rotterdam	Netherlands	■	▲	●	100	192	—	—	—
Fawley	United Kingdom	■	▲	●	100	265	—	—	—
Fife (3)	United Kingdom			●	50	—	0.4	—	—
Total Europe						853	0.4	0.9	—

Asia Pacific
Fujian	China	■		●	25	67	0.3	0.2	0.2
Huizhou	China			●	100	—	1.6	1.7	0.9
Singapore	Singapore	■	▲	●	100	592	1.9	1.9	1.0
Total Asia Pacific						659	3.8	3.8	2.1

Middle East
Al Jubail	Saudi Arabia		▲	●	50	—	0.7	0.7	—
Yanbu	Saudi Arabia	■		●	50	200	1.0	0.7	0.2
Total Middle East						200	1.7	1.4	0.2

Total Worldwide						4,113	13.1	12.5	4.1

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

(3) The Corporation announced the planned closure of the Fife Ethylene Plant, with shutdown activities expected to be completed in 2026.
Due to rounding, numbers presented above may not add up precisely to the totals indicated.

Table of Contents	Financial Table of Contents
Information with regard to retail fuel sites:
Within the Energy Products segment, retail fuels sites sell products and services throughout the world through our Exxon, Esso, and Mobil brands.

Number of Retail Fuel Sites At Year-End 2025

	Owned/leased	Distributors/resellers	Total

United States	—	10,206	10,206
Canada	—	2,561	2,561
Europe	169	3,430	3,599
Asia Pacific	188	932	1,120
Latin America	—	579	579
Middle East/Africa	168	300	468
Worldwide	525	18,008	18,533

ITEM 3. LEGAL PROCEEDINGS
ExxonMobil has elected to use a $1 million threshold for disclosing environmental proceedings.
Refer to the relevant portions of Note 7 of the Financial Section of this report for additional information on legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Table of Contents	Financial Table of Contents

Information about our Executive Officers (positions and ages as of February 18, 2026)

Name	Age	Current and Prior Positions (up to five years)

Darren W. Woods	61	Chairman of the Board and Chief Executive Officer (since January 1, 2017) Director and President (since January 1, 2016)

Neil A. Chapman	63	Senior Vice President (since January 1, 2018)

Neil A. Hansen	51
Senior Vice President and Chief Financial Officer (since February 1, 2026)
President, Global Business Solutions (May 1, 2025 - January 31, 2026)
Senior Vice President, Energy Products, ExxonMobil Product Solutions Company
   (April 1, 2022 - April 30, 2025)
Vice President, Europe, Africa & Middle East Fuels, ExxonMobil Fuels & Lubricants Company
   (March 15, 2020 - March 31, 2022)

Jack P. Williams, Jr.	62	Senior Vice President (since June 1, 2014)

Daniel L. Ammann	53
Vice President (since May 1, 2022)
President, ExxonMobil Upstream Company (since February 1, 2025)
President, Low Carbon Solutions (May 1, 2022 - December 31, 2024)
Chief Executive Officer, Cruise LLC (January 2019 - December 2021)

James R. Chapman	56
Vice President, Treasurer and Investor Relations (since May 1, 2024)
Vice President, Tax and Treasurer (November 28, 2022 - April 30, 2024)
Dominion Energy, Inc. (prior to November 28, 2022):
Executive Vice President, Chief Financial Officer and Treasurer (January 2019 - November 2022)

Matt R. Crocker	52
Vice President (since May 1, 2025)
President, Global Business Solutions (November 1, 2023 - April 30, 2025)
Senior Vice President, Strategy, Product and New Assets, Low Carbon Solutions
   (May 1, 2022 - October 31, 2023)
Senior Vice President, Fuels and Lubricants, ExxonMobil Fuels & Lubricants Company
   (September 1, 2020 - April 30, 2022)

Len M. Fox	62	Vice President, Controller and Tax (since May 1, 2024) Vice President and Controller (March 1, 2021 - April 30, 2024)

Jon M. Gibbs	54
Senior President, ExxonMobil Global Operations (since January 1, 2026)
President, ExxonMobil Global Projects Company (April 1, 2021 - December 31, 2025)
Senior Vice President, Global Project Delivery, ExxonMobil Global Projects Company
   (July 1, 2020 - March 31, 2021)

Staale Gjervik	52
President, ExxonMobil Global Projects Company (since January 1, 2026)
President, ExxonMobil Supply Chain (May 1, 2023 - December 31, 2025)
President, ExxonMobil Global Services Company (July 1, 2020 - April 30, 2023)

Darrin L. Talley	61	Vice President, Corporate Strategic Planning (since April 1, 2022) President, ExxonMobil Research and Engineering Company (April 1, 2020 - March 31, 2022)

Jeffrey A. Taylor	61
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

Table of Contents	Financial Table of Contents
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal exchange where ExxonMobil common stock (XOM) is traded is the New York Stock Exchange, although the stock is traded on other exchanges in and outside the United States.
There were 276,536 registered shareholders of ExxonMobil common stock at December 31, 2025. At January 31, 2026, the registered shareholders of ExxonMobil common stock numbered 273,961.
On January 29, 2026, the Corporation declared a $1.03 dividend per common share, payable March 10, 2026.
Reference is made to Item 12 in Part III of this report.

Issuer Purchases of Equity Securities for Quarter Ended December 31, 2025
	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Billions of dollars) (4)
October 2025	16,203,130	$113.58	16,203,068	$23.3
November 2025	13,456,104	$116.69	13,025,924	$21.8
December 2025	16,753,598	$117.81	14,908,290	$20.0
Total	46,412,832	$116.01	44,137,282

(1) Includes shares withheld from participants in the Company's incentive program for personal income taxes.
(2) Excludes 1% U.S. excise tax on stock repurchases.
(3) Purchases were made under terms intended to qualify for exemption under Rules 10b-18 and 10b5-1.
(4) The Corporation completed share repurchases of $20 billion in 2025. In its 2025 Corporate Plan Update released December 9, 2025, the Corporation stated that it expects share repurchases of $20 billion in 2026, assuming reasonable market conditions.

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

Table of Contents	Financial Table of Contents

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to the following in the Financial Section of this report:
• Consolidated financial statements, together with the report thereon of PricewaterhouseCoopers LLP (PCAOB ID 238) dated February 18, 2026, beginning with the section entitled “Report of Independent Registered Public Accounting Firm” and continuing through Note 20;
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of December 31, 2025. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Management’s Report on Internal Control over Financial Reporting
Management, including the Corporation’s Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, is responsible for establishing and maintaining adequate internal control over the Corporation’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Exxon Mobil Corporation’s internal control over financial reporting was effective as of December 31, 2025.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2025, as stated in their report included in the Financial Section of this report.
Changes in Internal Control over Financial Reporting
There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Table of Contents	Financial Table of Contents

ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Reference is made to the section of this report titled “Information about our Executive Officers.”
Incorporated by reference to the following from the registrant’s definitive proxy statement for the 2026 annual meeting of shareholders (the “2026 Proxy Statement”):
•The section entitled “Election of Directors;”
•The portion entitled "Delinquent Section 16(a) Reports" of the section entitled "Director and Executive Officer Stock Ownership;"
•The portions entitled “Director Qualifications,” “Director Nomination Process and Board Succession,” and “Code of Ethics and Business Conduct” of the section entitled “Corporate Governance;” and
•The “Director Independence” portion, “Board Meetings and Annual Meeting Attendance” portion, the membership table of the portion entitled “Board Committees,” the "Nominating and Governance Committee" portion and the "Audit Committee" portion of the section entitled “Corporate Governance.”
The Corporation has adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of its securities by its directors, officers, and employees, and the Corporation itself, that the Corporation believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to the Corporation. A copy of the Corporation’s Insider Trading Policy is filed as Exhibit 19 to this report.

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to the sections entitled “Director Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Pay Ratio,” and "Pay Versus Performance" of the registrant’s 2026 Proxy Statement.

Table of Contents	Financial Table of Contents

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under Item 403 of Regulation S-K is incorporated by reference to the sections entitled “Certain Beneficial Owners” and “Director and Executive Officer Stock Ownership” of the registrant’s 2026 Proxy Statement.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans [Excluding Securities Reflected in Column (a)]
Equity compensation plans approved by security holders	45,870,110 (1)	—	50,547,885	(2)(3)
Equity compensation plans not approved by security holders	—	—	—
Total	45,870,110	—	50,547,885

(1) The number of restricted stock units to be settled in shares.
(2) Available shares can be granted in the form of restricted stock or other stock-based awards. Includes 40,903,325 shares available for award under the 2003 Incentive Program, 218,700 shares available for award under the 2004 Non-Employee Director Restricted Stock Plan, and 9,425,860 shares available for award under the Pioneer Natural Resources Company Amended and Restated 2006 Long Term Incentive Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to the portion entitled “Director Independence” of the section entitled “Corporate Governance” and the portion entitled “Related Person Transactions and Procedures” of the section entitled “Director and Executive Officer Stock Ownership” of the registrant’s 2026 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference to the portion entitled “Audit Committee” of the section entitled “Corporate Governance” and the section entitled “Ratification of Independent Auditors” of the registrant’s 2026 Proxy Statement.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) Financial Statements:
See Table of Contents of the Financial Section of this report.
(b)(3) Exhibits:
See Index to Exhibits of this report.

ITEM 16. FORM 10-K SUMMARY
None.

FINANCIAL SECTION

Table of Contents	Financial Table of Contents
BUSINESS PROFILE

	Earnings (Loss) After Income Taxes		Average Capital Employed (Non-GAAP)		Return on Average Capital Employed (Non-GAAP)		Cash Capital Expenditures (Non-GAAP)
Financial	2025	2024	2025	2024	2025	2024	2025	2024
	(millions of dollars)		(millions of dollars)		(percent)		(millions of dollars)
Upstream
United States	5,063	6,426	118,142	85,285	4.3	7.5	15,907	11,276
Non-U.S.	16,291	18,964	91,792	93,390	17.7	20.3	8,752	8,985
Total	21,354	25,390	209,934	178,675	10.2	14.2	24,659	20,261

Energy Products
United States	2,992	2,099	13,495	13,190	22.2	15.9	752	705
Non-U.S.	4,431	1,934	24,188	21,135	18.3	9.2	955	1,513
Total	7,423	4,033	37,683	34,325	19.7	11.7	1,707	2,218

Chemical Products
United States	903	1,627	14,207	14,277	6.4	11.4	843	671
Non-U.S.	(103)	950	15,303	14,760	(0.7)	6.4	552	1,212
Total	800	2,577	29,510	29,037	2.7	8.9	1,395	1,883

Specialty Products
United States	1,200	1,576	2,025	2,035	59.3	77.4	381	145
Non-U.S.	1,657	1,476	6,048	6,183	27.4	23.9	242	263
Total	2,857	3,052	8,073	8,218	35.4	37.1	623	408

Corporate and Financing	(3,590)	(1,372)	20,575	27,847	—	—	613	877
Corporate total	28,844	33,680	305,775	278,102	9.3	12.7	28,997	25,647

See Frequently Used Terms for a definition and calculation of capital employed, return on average capital employed, and cash capital expenditures.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

Operating	2025	2024		2025	2024
Net liquids production (thousands of barrels daily)			Refinery throughput (thousands of barrels daily)
United States	1,522	1,248	United States	1,927	1,865
Non-U.S.	1,805	1,739	Non-U.S.	2,052	2,035
Total	3,329	2,987	Total	3,979	3,900

Natural gas production available for sale (millions of cubic feet daily)			Energy Products sales (2) (thousands of barrels daily)
United States	3,364	2,887	United States	2,852	2,722
Non-U.S.	5,077	5,191	Non-U.S.	2,740	2,696
Total	8,442	8,078	Total	5,593	5,418

Oil-equivalent production (1) (thousands of oil-equivalent barrels daily)	4,736	4,333	Chemical Products sales (2) (thousands of metric tons)
			United States	6,977	7,038
			Non-U.S.	14,326	12,354
			Total	21,303	19,392

			Specialty Products sales (2) (thousands of metric tons)
			United States	1,894	1,922
			Non-U.S.	5,897	5,745
			Total	7,791	7,666

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.
(2) Data reported net of purchases/sales contracts with the same counterparty.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

Table of Contents	Financial Table of Contents
FINANCIAL INFORMATION

(millions of dollars, except where stated otherwise)	2025	2024	2023
Sales and other operating revenue	323,905	339,247	334,697
Net income (loss) attributable to ExxonMobil	28,844	33,680	36,010

Earnings (loss) per common share (dollars)	6.70	7.84	8.89
Earnings (loss) per common share – assuming dilution (dollars)	6.70	7.84	8.89

Earnings (loss) to average ExxonMobil share of equity (percent)	11.0	14.4	18.0

Working capital	11,052	21,683	31,293
Ratio of current assets to current liabilities (times)	1.15	1.31	1.48

Additions to property, plant, and equipment (1)	31,476	109,332	29,038
Property, plant, and equipment, less allowances	299,373	294,318	214,940
Total assets	448,980	453,475	376,317

Exploration expenses, including dry holes	1,007	826	751
Research and development costs	1,228	987	879

Long-term debt	34,241	36,755	37,483
Total debt	43,537	41,710	41,573
Debt to capital (percent)	14.0	13.4	16.4
Net debt to capital (percent) (2)	11.0	6..5	4.5

ExxonMobil share of equity at year-end	259,386	263,705	204,802
ExxonMobil share of equity per common share (dollars)	62.07	60.58	51.57
Weighted-average number of common shares outstanding (millions)	4,305	4,298	4,052

Number of regular employees at year-end (thousands) (3)	57.9	60.9	61.5

(1) Includes non-cash additions. See Note 20 for additions resulting from the Pioneer acquisition in 2024.
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

Table of Contents	Financial Table of Contents
FREQUENTLY USED TERMS

Listed below are definitions of several of ExxonMobil’s key business and financial performance measures. These definitions are provided to facilitate understanding of the terms and their calculations.

Cash Flow from Operations and Asset Sales (Non-GAAP)
Cash flow from operations and asset sales is the sum of the net cash provided by operating activities and proceeds from asset sales and returns of investments from the Consolidated Statement of Cash Flows. This cash flow reflects the total sources of cash both from operating the Corporation’s assets and from the divesting of assets. The Corporation employs a long-standing and regular, disciplined review process to ensure that assets are contributing to the Corporation’s strategic objectives. Assets are divested when they are no longer meeting these objectives or are worth considerably more to others. Because of the regular nature of this activity, the Company believes it is useful for investors to consider proceeds associated with the sales of subsidiaries; property, plant, and equipment; and sales and returns of investments together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

Cash Flow From Operations and Asset Sales (millions of dollars)	2025	2024	2023
Net cash provided by operating activities	51,970	55,022	55,369
Proceeds associated with sales of subsidiaries, property, plant, and equipment, and sales and returns of investments	3,158	4,987	4,078
Cash flow from operations and asset sales (Non-GAAP)	55,128	60,009	59,447

Capital Employed (Non-GAAP)
Capital employed is a measure of net investment. When viewed from the perspective of how the capital is used by the businesses, it includes ExxonMobil’s net share of property, plant, and equipment, and other assets less liabilities, excluding both short-term and long-term debt. When viewed from the perspective of the sources of capital employed in total for the Corporation, it includes ExxonMobil’s share of total debt and equity. Both of these views include ExxonMobil’s share of amounts applicable to equity companies, which the Corporation believes should be included to provide a more comprehensive measure of capital employed.

Capital Employed (millions of dollars)	2025	2024	2023
Business uses: asset and liability perspective
Total assets	448,980	453,475	376,317
Less liabilities and noncontrolling interests share of assets and liabilities
Total current liabilities excluding notes and loans payable	(63,034)	(65,352)	(61,226)
Total long-term liabilities excluding long-term debt	(75,783)	(75,807)	(60,980)
Noncontrolling interests share of assets and liabilities	(8,895)	(8,069)	(8,878)
Add ExxonMobil share of debt-financed equity company net assets	2,793	3,242	3,481
Total capital employed (Non-GAAP)	304,061	307,489	248,714

Total corporate sources: debt and equity perspective
Notes and loans payable	9,296	4,955	4,090
Long-term debt	34,241	36,755	37,483
ExxonMobil share of equity	259,386	263,705	204,802
Less noncontrolling interests share of total debt	(1,655)	(1,168)	(1,142)
Add ExxonMobil share of equity company debt	2,793	3,242	3,481
Total capital employed (Non-GAAP)	304,061	307,489	248,714

Table of Contents	Financial Table of Contents
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

Return on Average Capital Employed (millions of dollars)	2025	2024	2023
Net income (loss) attributable to ExxonMobil	28,844	33,680	36,010
Financing costs (after-tax)
Gross third-party debt	(1,360)	(1,106)	(1,175)
ExxonMobil share of equity companies	(165)	(196)	(307)
All other financing costs – net	2,072	(252)	931
Total financing costs	547	(1,554)	(551)
Earnings (loss) excluding financing costs (Non-GAAP)	28,297	35,234	36,561

Average capital employed (Non-GAAP)	305,775	278,102	243,440

Return on average capital employed – Corporate total (Non-GAAP)	9.3%	12.7%	15.0%

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
•High-Value Products. Includes performance products and lower-emission fuels. Performance products (performance chemicals, performance lubricants) refers to products that provide differentiated performance for multiple applications through enhanced properties versus commodity alternatives and bring significant additional value to customers and end-users. Lower-emission fuels refers to fuels with lower life cycle emissions than conventional transportation fuels for gasoline, diesel, and jet transport.
Base Volume. Represents all volume/mix drivers not included in Advantaged Volume Growth defined above.
Structural Cost Savings. Represents after-tax earnings effects of Structural Cost Savings as defined on the next page, including cash operating expenses related to divestments.
Expenses. Represents all expenses otherwise not included in other earnings drivers.
Timing Effects. Represents timing effects that are primarily related to unsettled derivatives (mark-to-market) and other earnings impacts driven by timing differences between the settlement of derivatives and their offsetting physical commodity realizations (due to LIFO inventory accounting).

Table of Contents	Financial Table of Contents
FREQUENTLY USED TERMS

Structural Cost Savings (Non-GAAP)
Structural Cost Savings describes decreases in cash opex excluding energy and production taxes as a result of operational efficiencies, workforce reductions, divestment-related reductions, and other cost-savings measures that are expected to be sustainable compared to 2019 levels. Relative to 2019, estimated cumulative structural cost savings totaled $15.1 billion, which included an additional $3.0 billion in 2025. The total change between periods in expenses below will reflect both Structural Cost Savings and other changes in spend, including market drivers, such as inflation and foreign exchange impacts, as well as changes in activity levels and costs associated with new operations, mergers and acquisitions, new business venture developments, and early-stage projects. Structural Cost Savings from new operations, mergers and acquisitions, and new business venture developments are included in the cumulative Structural Cost Savings. Estimates of cumulative annual Structural Cost Savings may be revised depending on whether cost reductions realized in prior periods are determined to be sustainable compared to 2019 levels. Structural Cost Savings are stewarded internally to support management’s oversight of spending over time. This measure is useful for investors to understand the Corporation’s efforts to optimize spending through disciplined expense management.

Calculation of Structural Cost Savings (billions of dollars)	2019				2025
Components of Operating Costs
From ExxonMobil’s Consolidated Statement of Income (U.S. GAAP)
Production and manufacturing expenses	36.8				42.4
Selling, general and administrative expenses	11.4				11.1
Depreciation and depletion (includes impairments)	19.0				26.0
Exploration expenses, including dry holes	1.3				1.0
Non-service pension and postretirement benefit expense	1.2				0.4
Subtotal	69.7				81.0
ExxonMobil’s share of equity company expenses (Non-GAAP)	9.1				10.6
Total Adjusted Operating Costs (Non-GAAP)	78.8				91.6

Total Adjusted Operating Costs (Non-GAAP)	78.8				91.6
Less:
Depreciation and depletion (includes impairments)	19.0				26.0
Non-service pension and postretirement benefit expense	1.2				0.4
Other adjustments (includes equity company depreciation and depletion)	3.6				6.2
Total Cash Operating Expenses (Cash Opex) (Non-GAAP)	55.0				59.0

Energy and production taxes (Non-GAAP)	11.0				14.9

		Market	Activity/ Other	Structural Cost Savings
Total Cash Operating Expenses (Cash Opex) excluding Energy and Production Taxes (Non-GAAP)	44.0	+4.9	+10.3	-15.1	44.1

Due to rounding, numbers presented may not add up precisely to the totals indicated.

Table of Contents	Financial Table of Contents
FREQUENTLY USED TERMS

Earnings (loss) excluding Identified Items (Non-GAAP)
Earnings (loss) excluding Identified Items are earnings (loss) excluding individually significant non-operational events with, typically, an absolute Corporate total earnings impact of at least $250 million in a given quarter. The earnings (loss) impact of an identified item for an individual segment in a given quarter may be less than $250 million when the item impacts several periods or several segments. Earnings/(loss) excluding Identified Items does include non-operational earnings events or impacts that are generally below the $250 million threshold utilized for identified items. Management uses these figures to improve comparability of the underlying business across multiple periods by isolating and removing significant non-operational events from business results. The Corporation believes this view provides investors increased transparency into business results and trends and provides investors with a view of the business as seen through the eyes of management. Earnings (loss) excluding Identified Items is not meant to be viewed in isolation or as a substitute for net income (loss) attributable to ExxonMobil as prepared in accordance with U.S. GAAP.

Upstream		2025			2024			2023
(millions of dollars)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Earnings (loss) (U.S. GAAP)	5,063	16,291	21,354	6,426	18,964	25,390	4,202	17,106	21,308
Impairments	(662)	(422)	(1,084)	(360)	(48)	(408)	(1,978)	(686)	(2,664)
Gain/(loss) on sale of assets	—	—	—	—	385	385	305	—	305
Tax-related items	192	—	192	—	238	238	184	(126)	58
Identified Items	(471)	(422)	(893)	(360)	575	215	(1,489)	(812)	(2,301)
Earnings (loss) excluding Identified Items (Non-GAAP)	5,534	16,713	22,247	6,786	18,389	25,175	5,691	17,918	23,609

Energy Products		2025			2024			2023
(millions of dollars)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Earnings (loss) (U.S. GAAP)	2,992	4,431	7,423	2,099	1,934	4,033	6,123	6,019	12,142
Impairments	(153)	(113)	(266)	(34)	(59)	(93)	—	—	—
Gain/(loss) on sale of assets	—	720	720	—	—	—	—	—	—
Tax-related items	34	(6)	28	—	172	172	192	(48)	144
Identified Items	(118)	601	483	(34)	113	79	192	(48)	144
Earnings (loss) excluding Identified Items (Non-GAAP)	3,110	3,830	6,940	2,133	1,821	3,954	5,931	6,067	11,998

Chemical Products		2025			2024			2023
(millions of dollars)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Earnings (loss) (U.S. GAAP)	903	(103)	800	1,627	950	2,577	1,626	11	1,637
Impairments	(130)	(190)	(320)	(43)	(52)	(95)	(21)	(273)	(294)
Tax-related items	50	—	50	—	—	—	53	—	53
Other	—	—	—	—	—	—	—	(147)	(147)
Identified Items	(80)	(190)	(270)	(43)	(52)	(95)	32	(420)	(388)
Earnings (loss) excluding Identified Items (Non-GAAP)	983	87	1,070	1,670	1,002	2,672	1,594	431	2,025

Specialty Products		2025			2024			2023
(millions of dollars)	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Earnings (loss) (U.S. GAAP)	1,200	1,657	2,857	1,576	1,476	3,052	1,536	1,178	2,714
Impairments	(18)	(12)	(30)	(4)	(8)	(12)	—	(82)	(82)
Tax-related items	30	—	30	—	(1)	(1)	12	5	17
Other	—	—	—	—	—	—	—	(28)	(28)
Identified Items	12	(12)	—	(4)	(9)	(13)	12	(105)	(93)
Earnings (loss) excluding Identified Items (Non-GAAP)	1,188	1,669	2,857	1,580	1,485	3,065	1,524	1,283	2,807

Table of Contents	Financial Table of Contents
FREQUENTLY USED TERMS

Corporate and Financing (millions of dollars)	2025	2024	2023
Earnings (loss) (U.S. GAAP)	(3,590)	(1,372)	(1,791)
Impairments	(155)	—	—
Gain/(loss) on sale of assets	—	30	—
Tax-related items	(11)	—	76
Restructuring charges	(419)	—	—
Identified Items	(585)	30	76
Earnings (loss) excluding Identified Items (Non-GAAP)	(3,005)	(1,402)	(1,867)

Corporate Total (millions of dollars)	2025	2024	2023
Net income (loss) attributable to ExxonMobil (U.S. GAAP)	28,844	33,680	36,010
Impairments	(1,855)	(608)	(3,040)
Gain/(loss) on sale of assets	720	415	305
Tax-related items	288	409	348
Restructuring charges	(419)	—	—
Other	—	—	(175)
Identified Items	(1,265)	216	(2,562)
Earnings (loss) excluding Identified Items (Non-GAAP)	30,109	33,464	38,572
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

Cash Capital Expenditures (Non-GAAP)
Cash capital expenditures (Cash Capex) are the sum of additions to property, plant, and equipment; additional investments and advances; and other investing activities including collection of advances; reduced by inflows from noncontrolling interests for major projects, each from the Consolidated Statement of Cash Flows. The Company believes it is a useful measure for investors to understand the cash impact of investments in the business, which is in line with industry practice.

(millions of dollars)	2025	2024
Additions to property, plant, and equipment	28,358	24,306
Additional investments and advances	4,133	3,299
Other investing activities including collection of advances	(3,406)	(1,926)
Inflows from noncontrolling interests for major projects	(88)	(32)
Total Cash Capex (Non-GAAP)	28,997	25,647

Table of Contents	Financial Table of Contents
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Statements related to future events; projections; descriptions of strategic, operating, and financial plans and objectives; statements of future ambitions and plans; future earnings power; potential addressable markets; and other statements of future events or conditions are forward-looking statements. Similarly, discussion of roadmaps or future plans related to carbon capture, transportation and storage, hydrogen and ammonia, lower-emission fuels, direct air capture, ProxximaTM resin systems, carbon materials, low-carbon data centers, lithium, and other future plans to reduce emissions and emissions intensity of ExxonMobil, its affiliates, and third parties are dependent on future market factors, such as continued technological progress, stable policy support, and timely rule-making and permitting, and represent forward-looking statements.
Actual future results, including financial and operating performance; potential earnings, cash flow, dividends or shareholder returns, including the timing and amounts of share repurchases; total capital expenditures and mix, including allocations of capital to low-carbon and other new investments; realization and maintenance of structural cost reductions and efficiency gains, including the ability to offset inflationary pressure; plans to reduce future emissions and emissions intensity, including ambitions to reach Scope 1 and Scope 2 net zero from operated assets by 2050, to reach Scope 1 and 2 net zero in integrated Upstream Permian Basin unconventional operated assets by 2035, to eliminate routine flaring in-line with World Bank Zero Routine Flaring, to reach near-zero methane emissions from operated assets and other methane initiatives, and to meet ExxonMobil’s emission reduction plans and goals, divestment and start-up plans, and associated project plans as well as technology advances, including the timing and outcome of projects to capture, transport and store CO2, produce hydrogen and ammonia, produce lower-emission fuels, produce ProxximaTM resin systems, produce carbon materials, produce lithium, and use plastic waste as feedstock for advanced recycling; future debt levels and credit ratings; business and project plans, timing, costs, capacities and profitability; resource recoveries and production rates; and planned Denbury and Pioneer integrated benefits, could differ materially due to a number of factors.
These include global or regional changes or imbalances in the supply and demand for oil, natural gas, petrochemicals, and feedstocks and other market factors; economic conditions and seasonal fluctuations that impact prices, differentials, and volume/mix for our products; developments or changes in local, national, or international laws, regulations, taxes, trade sanctions, trade tariffs, or policies affecting our business, such as government policies supporting lower-carbon and new market investment opportunities, the punitive European taxes on the oil and gas sector and unequal support for different technological methods of emissions reduction or evolving, ambiguous, and unharmonized voluntary and mandatory standards or extraterritorial laws and regulations imposed by various jurisdictions related to sustainability and greenhouse gas reporting; timely granting of governmental permits, licenses, and certifications; uncertain impacts of deregulation on the legal and regulatory environment; changes in interest and exchange rates; variable impacts of trading activities on our margins and results each quarter; actions of co-venturers or partners, competitors, and commercial counterparties, including suppliers and customers; government actions in pursuit of national energy and security policies and priorities affecting our business; the outcome of commercial negotiations, including final agreed terms and conditions; the outcome of competitive bidding and project awards; the ability to access debt markets on favorable terms or at all; the occurrence, pace, rate of recovery and effects of public health crises; adoption of regulatory incentives consistent with law; reservoir performance and optimization, including variability and timing factors applicable to unconventional resources, the success of new unconventional technologies, and the ability of new technologies to improve recovery relative to competitors; the level, outcome, and timing of exploration and development projects and decisions to invest in future reserves and resources; timely completion of construction projects and commencement of start-up operations, including reliance on third-party suppliers and service providers; final management approval of future projects and any changes in the scope, terms, costs, or assumptions of such projects as approved; the actions of governments, non-governmental organizations, or other actors against our core business activities and acquisitions, divestitures or financing opportunities; war, civil unrest, armed hostilities, attacks against the Company or industry, and other geopolitical or security disturbances, including disruption of land or sea transportation routes or distribution or shipping channels; decoupling of economies, disruption, realignment, or breaking of current or historical trade or military alliances or global trade or supply chain networks; escalating geopolitical volatility, including regime changes; expropriations, seizures, or capacity, insurance, shipping, import or export limitations imposed directly or indirectly by governments or laws; opportunities for potential acquisitions, investments or divestments and satisfaction of applicable conditions to closing, including timely regulatory approvals; the capture of efficiencies within and between business lines and the ability to maintain near-term cost reductions as ongoing efficiencies without impairing our competitive positioning; unforeseen technical or operating disruptions or difficulties and unplanned maintenance; the development and competitiveness of alternative energy and emission reduction technologies; consumer preferences including willingness and ability to pay for reduced emission products; the results of research programs and the ability to bring new technologies to commercial scale on a cost-competitive basis; and other factors discussed under Item 1A.
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

Table of Contents	Financial Table of Contents
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Energy demand models are forward-looking by nature and aim to replicate system dynamics of the global energy system, requiring simplifications. The reference to any scenario in this report, including any potential net-zero scenarios, does not imply ExxonMobil views any particular scenario as likely to occur. In addition, energy demand scenarios require assumptions on a variety of parameters. As such, the outcome of any given scenario using an energy demand model comes with a high degree of uncertainty. Third-party scenarios discussed in this report reflect the modeling assumptions and outputs of their respective authors, not ExxonMobil, and their use by ExxonMobil is not an endorsement by ExxonMobil of their underlying assumptions, likelihood, or probability. Investment decisions are made on the basis of ExxonMobil’s separate planning process. Any use of the modeling of a third-party organization within this report does not constitute or imply an endorsement by ExxonMobil of any or all of the positions or activities of such organization.
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

OVERVIEW
The following discussion and analysis of ExxonMobil’s financial results, as well as the accompanying financial statements and related notes to consolidated financial statements to which they refer, are the responsibility of the management of Exxon Mobil Corporation. The Corporation’s accounting and financial reporting fairly reflect its integrated business model involving exploration for, and production of, crude oil and natural gas; manufacture, trade, transport and sale of crude oil, natural gas, petroleum products, petrochemicals, and a wide variety of specialty products; and pursuit of lower-emission and other new business opportunities, including carbon capture and storage, hydrogen and ammonia, lower-emission fuels, ProxximaTM resin systems, carbon materials, low-carbon data centers, and lithium. ExxonMobil's reportable segments are Upstream, Energy Products, Chemical Products, and Specialty Products. Where applicable, ExxonMobil voluntarily discloses additional U.S., non-U.S., and regional splits to help investors better understand the Company's operations.
The Company is organized along three businesses – Upstream, Product Solutions, and Low Carbon Solutions, aligning along market-focused value chains. Product Solutions consists of Energy Products, Chemical Products, and Specialty Products. Low Carbon Solutions is included in Corporate and Financing as the business continues to mature through commercialization and deployment of technology. The businesses are supported by centralized service-delivery groups, including Global Projects, Technology and Engineering, Global Operations, Sustainability, Global Trading, Supply Chain, and Global Business Solutions.
ExxonMobil, with its resource base, financial strength, disciplined investment approach, and technology portfolio, is well-positioned to participate in substantial investments to develop new supplies of reliable and affordable lower-emission energy and other critical products. The Company’s integrated business model, with significant investments in the Upstream, Energy Products, Chemical Products, and Specialty Products segments and Low Carbon Solutions businesses, generally reduces the Corporation’s risk from changes in commodity prices. While commodity prices depend on supply and demand and may be volatile on a short-term basis, ExxonMobil’s investment decisions are grounded on fundamentals reflected in our long-term business outlook, and use a disciplined approach in selecting and pursuing the most attractive investment opportunities which target a low cost of supply to ensure long-term competitiveness. The annual Corporate Plan process establishes the economic assumptions used for evaluating investments and sets operating and capital objectives. The Global Outlook (Outlook), developed annually, is the foundation for the Corporate Plan assumptions. Price ranges for crude oil and natural gas, including price differentials, refinery and chemical margins, volumes, development and operating costs, including greenhouse gas emissions pricing, and foreign currency exchange rates are part of the Corporate Plan assumptions developed annually. Corporate Plan volume projections are based on individual field production profiles, which are also updated at least annually. Major investment opportunities are evaluated over a range of potential market conditions. All major investments are reappraised to ensure we learn from our decisions, and the development and execution of the project. Lessons learned are incorporated in future projects.

Table of Contents	Financial Table of Contents
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
In addition, ExxonMobil considers a range of scenarios, including remote scenarios, to help inform perspective of the future and enhance strategic thinking over time. Included in the range of these scenarios are the Intergovernmental Panel on Climate Change (IPCC) Likely Below 2°C scenarios and three scenarios from the International Energy Agency (IEA): IEA Stated Policies Scenario (STEPS; 2025 World Energy Outlook (WEO)), which reflects a sector-by-sector assessment of current policy in place and those announced by governments; IEA Announced Pledges Scenario (APS; 2024 WEO), which reflects aspirational government targets met on time and in full; and IEA Net Zero Emissions by 2050 Scenario (NZE; 2025 WEO), which the IEA describes as highly ambitious and challenging, acknowledging that society is not currently on the IEA NZE pathway. No single transition pathway can be reasonably predicted, given the wide range of uncertainties. Key unknowns include yet-to-be-developed or changes in developed government policies, market conditions, and advances in technology that may influence the cost, pace, and potential availability of certain pathways. Scenarios that employ a full complement of technology options are likely to provide the most economically efficient pathways.
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

Developing countries projected to drive energy demand growth Primary energy - Quadrillion Btu Source: ExxonMobil 2025 Global Outlook

750
500
250
0
Other non-OECD
India
China
Other OECD
Europe OECD
United States
2024
2050

By 2050, the world’s population is projected to be around 9.7 billion people, or nearly 2 billion more than in 2024. Coincident with this population increase, the Outlook projects worldwide economic growth to average approximately 2.5 percent per year, with economic output nearly doubling by 2050 compared to 2024. As economies and populations grow, and as living standards improve for billions of people, the need for energy is expected to continue to rise. Even with significant efficiency gains, global energy demand is projected to rise by over 10 percent from 2024 to 2050. This increase in energy demand is expected to be driven by developing countries (i.e., those that are not member nations of the Organization for Economic Co-operation and Development (OECD)). By contrast, energy use in developed nations is expected to decline by more than 10 percent as efficiency improves.
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

Under our Outlook, global electricity demand is expected to increase more than 70 percent from 2024 to 2050, with developing countries likely to account for approximately 80 percent of the increase. Consistent with this projection, power generation is expected to remain the largest and fastest growing major segment of global primary energy demand, supported by a wide variety of energy sources. The share of coal-fired generation is expected to decline substantially to approximately 15 percent of the world’s electricity in 2050, versus approximately 35 percent in 2024, in part due to policies to improve air quality as well as reduce greenhouse gas emissions to address risks related to climate change. From 2024 to 2050, the amount of electricity supplied using natural gas, nuclear power, and renewables is expected to more than double, accounting for the entire growth in electricity supplies and offsetting the reduction of coal. Electricity from wind and solar is expected to increase nearly 400 percent, helping total renewables (including other sources, e.g., hydropower) to account for approximately 90 percent of the increase in electricity supplies through 2050. Total renewables are expected to reach over 50 percent of global electricity supplies by 2050. Natural gas and nuclear are expected to be about 20 percent and 10 percent, respectively, of global electricity supplies by 2050. Supplies of electricity by energy type will reflect significant differences across regions reflecting a wide range of factors, including the cost and availability of various energy supplies and policy developments.

Table of Contents	Financial Table of Contents
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Energy for transportation - including cars, trucks, ships, trains, and airplanes - is expected to increase by nearly 25 percent from 2024 to 2050. Transportation energy demand is expected to account for over 50 percent of the growth in liquid fuels demand worldwide over this period. Light-duty vehicle demand for liquid fuels is projected to have peaked this decade, and then decline to levels seen in the early-2010s by 2050, as the impact of better fuel economy and significant growth in electric cars, led by China, Europe, and the United States, work to offset growth in the worldwide car fleet of about 60 percent. By 2050, light-duty vehicles are expected to account for around 20 percent of global liquid fuels demand. During the same time period, nearly all the world’s commercial transportation fleets are expected to continue to run on liquid fuels, including biofuels, which are expected to be widely available and offer practical advantages in providing a large quantity of energy in small volumes.
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
As populations grow and prosperity rises, more energy will be needed to power homes, offices, schools, shopping centers, hospitals, et cetera Combined residential and commercial energy demand is projected to rise by around 15 percent through 2050. Led by the growing economies of developing nations, average worldwide household electricity use is expected to rise more than 60 percent between 2024 and 2050.
Liquid fuels provide the largest share of global energy supplies today reflecting broad-based availability, affordability, ease of transportation, and fitness as a practical solution to meet a wide variety of needs. By 2050, global demand for liquid fuels is projected to grow to nearly 115 million oil-equivalent barrels per day, an increase of about 10 percent from 2024. The non-OECD share of global liquid fuels demand is expected to increase to about 70 percent by 2050, as liquid fuels demand in the OECD is expected to decline by more than 25 percent. Much of the global liquid fuels demand today is met by crude production from conventional sources; these supplies will remain important, and significant development activity is expected to offset much of the natural declines from these fields. At the same time, a variety of supply sources - including tight oil, deepwater, oil sands, natural gas liquids, and biofuels - are expected to grow to help meet rising demand. Timely investments will remain critical to meeting global needs with reliable and affordable supplies.
Natural gas is a lower-emission, versatile, and practical fuel for a wide variety of applications. Global natural gas demand is expected to rise nearly 20 percent from 2024 to 2050, with approximately 70 percent of that increase coming from the Asia Pacific region. Significant growth in supplies of unconventional gas - the natural gas found in shale and other tight rock formations - will help meet these needs. In total, over 40 percent of the growth in natural gas supplies is expected to come from unconventional sources. At the same time, conventionally-produced natural gas is likely to remain the cornerstone of global supply, meeting around two-thirds of worldwide demand in 2050. LNG trade will expand significantly, meeting about 75 percent of the increase in global demand growth, with much of this supply expected to help meet rising demand in the Asia Pacific region.

Table of Contents	Financial Table of Contents
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Oil and natural gas projected to play a critical role in the global energy mix

Primary energy - Quadrillion Btu	Percent of primary energy

Source: ExxonMobil 2025 Global Outlook	Source: ExxonMobil 2025 Global Outlook

* Electricity and hydrogen are secondary energies derived from the primary energies shown.
**Includes biomass, biofuels, hydropower, and geothermal.
The world’s energy mix is highly diverse and will remain so through 2050. Oil is expected to continue as the largest source of energy with its share remaining close to 30 percent in 2050. Coal and natural gas are the next largest sources of energy today, with the share of natural gas growing to more than 25 percent by 2050, while the share of coal falls to about half that of natural gas. Nuclear power is projected to grow, as many nations are likely to expand nuclear capacity to address rising electricity needs as well as energy security and environmental issues. Total renewable energy is expected to exceed 20 percent of global energy by 2050, with other renewables (e.g., biomass, hydropower, geothermal) contributing a combined share of more than 10 percent. Total energy supplied from wind and solar is expected to increase rapidly, growing nearly 350 percent from 2024 to 2050, when they are projected to be greater than 10 percent of the world energy mix.
Decarbonization of industrial activities will require a suite of lower-carbon technologies supported by stable policies. Lower-emission fuels, hydrogen-based fuels, and carbon capture and storage are three key lower-carbon solutions needed to support a lower-emission future, in addition to wind and solar. Along with electrification, lower-emission fuels are expected to play an important role in decarbonization of the transportation sector, particularly in hard-to-decarbonize areas, such as aviation. Hydrogen will be a key enabler replacing traditional furnace fuel to decarbonize the industrial sector. Hydrogen and hydrogen-based fuels like ammonia are also expected to make inroads into commercial transportation as technology improves to lower its cost and policy develops to support the needed infrastructure development. Carbon capture and storage on its own, or in combination with hydrogen production, is among the few proven technologies that could enable CO2 emission reductions from high-emitting and hard-to-decarbonize sectors such as power generation and heavy industries, including manufacturing, refining, and petrochemicals.

Table of Contents	Financial Table of Contents
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Significant oil and natural gas investment needed to meet projected global demand

Projected global oil supply and demand	Projected global natural gas supply and demand
Million barrels per day	Billion cubic feet per day

Excludes biofuels; IEA STEPS and IEA NZE Source: IEA WEO 2025; IEA APS Source: IEA WEO 2024; Global Outlook Source: ExxonMobil 2025 Global Outlook; IPCC Likely Below 2°C Average Source: IPCC AR6 Scenarios Database hosted by IIASA release 1.0 average IPCC C3:311 "Likely below 2°C" scenarios used; decline rates based on 10-yr Compound Annual Grown Rate (CAGR)	Excludes flaring; IEA STEPS and IEA NZE Source: IEA WEO 2025; IEA APS Source: IEA WEO 2024; Global Outlook Source: ExxonMobil 2025 Global Outlook; IPCC Likely Below 2°C Average Source: IPCC AR6 Scenarios Database hosted by IIASA release 1.0 average IPCC C3: 311 "Likely below 2°C" scenarios used; decline rates based on 10-yr CAGR
Our Outlook projects that oil demand will remain above 100 million barrels per day to 2050. Even under the average of IPCC Likely Below 2°C scenarios, oil demand still comes to 65 million barrels per day in 2050 – about two thirds of current consumption.
Our Outlook shows oil production declines at a rate of about 15 percent per year. At that rate, in the absence of continued investment, by 2030 oil supplies would fall from 100 million barrels per day to less than 30 million barrels, more than 70 million barrels per day short of what is needed to meet demand. Limiting investment to only existing fields would slow the decline to about 4 percent; however, this would still be well below the oil demand in the average of IPCC Likely Below 2°C scenarios.
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

Table of Contents	Financial Table of Contents
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Progress Reducing Emissions
The Corporation’s strategy seeks to maximize the advantages of our scale, business integration, leading technology, execution excellence, and our people to build globally competitive businesses that lead industry in earnings and cash flow growth across a range of future scenarios. We strive to play a leading role, regardless of how an energy transition unfolds. Across our portfolio of opportunities, we retain investment flexibility to maximize shareholder value. In 2022, we announced our ambition to achieve net-zero Scope 1 and 2 greenhouse gas emissions in our operated assets by 2050, with advancements in technology and clear, consistent, stable, and effective government policies. Society's progress continues to lag in these areas. Without supportive policies and the innovations they drive, net zero 2050 will remain out of reach — for society and ExxonMobil. Our net-zero ambition is backed by a comprehensive approach centered on detailed emission-reduction roadmaps for our major operated assets that were completed in 2022. The roadmaps build on the Company’s 2030 emission-intensity reduction plans. We continue to update the roadmaps, including to account for portfolio changes, to reflect technology and policy, and to account for the many potential pathways and pace of an energy transition. Our plans include reaching net-zero Scope 1 and 2 emissions in our integrated Permian Basin operated assets by 2035, including Pioneer assets acquired in 2024. By 2030, we plan to reduce emissions in our combined Permian operations by more than the equivalent of achieving net-zero Scope 1 and 2 emissions in our operated heritage ExxonMobil assets.
Compared to 2016 levels, our 2030 plans are expected to drive the following reductions:
•20-30 percent reduction in corporate-wide greenhouse gas intensity;
•70-80 percent reduction in corporate-wide methane intensity;
•40-50 percent reduction in upstream greenhouse gas intensity; and
•60-70 percent reduction in corporate-wide flaring intensity.
As of year-end 2025, we are exceeding our 2030 plans across the portfolio, having already achieved our plans for reducing Corporate greenhouse gas and flaring intensity. We expect to reach the plan for methane intensity reductions later this year.
Our emission-reduction plans and 2050 net-zero ambition cover Scope 1 and 2 emissions from assets we operate.
The Corporation plans to continue to pursue advantaged growth opportunities and lower-emission investments. These investments are targeted at reducing emissions in the Company’s operations as well as reducing the emissions of other companies. At this early stage, stable and supportive policy remains critical to enable emissions reductions, advance technology, and drive scale to improve costs.
ExxonMobil’s Low Carbon Solutions business is working with the Product Solutions and Upstream businesses to grow a pipeline of emission-reduction opportunities in carbon capture and storage, hydrogen and ammonia, lower-emission fuels, ProxximaTM resin systems, carbon materials, and low-carbon data centers, as well as lithium to supply the global battery and electric vehicle markets. Our customers, many governments, and strategic partners recognize our combination of experience, skills, and capabilities that have the potential to help reduce emissions for ourselves and others. For example, on the U.S. Gulf Coast, we see an opportunity to grow a carbon capture and storage business that will enable industrial customers to reduce their emissions. Stable policy support, along with technology advancements and the development of market-driven mechanisms, will continue to be important to the development and deployment of lower-emission solutions.

Table of Contents	Financial Table of Contents
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Recent Business Environment
During 2025, the price of crude oil remained near the middle of the pre-COVID 10-year range (2010-2019) as global markets remained broadly balanced. Record crude demand was met by increasing industry supply, resulting in modestly lower prices. Natural gas prices rose to the top end of the 10-year range due to robust demand. Industry refining margins improved in 2025, supported by record full-year demand and an increase in supply disruptions driving higher margins. Despite record demand, global oversupply resulted in Chemical margins remaining at bottom-of-cycle.
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
The Corporation closely monitors market trends and works to mitigate both operating and capital cost impacts in all price environments. Strategic changes implemented over the past several years enabled the Corporation to capture $15.1 billion of structural cost savings(1) versus 2019, including $3 billion of savings during 2025, through increased operational efficiencies, workforce reductions, divestment-related reductions, and other cost-saving measures. The Company sees additional opportunities in areas such as centralization of activities, system implementations, continued improvement of maintenance and turnarounds, and simplified business processes. These savings are key drivers to reduce our structural costs by $20 billion between 2019 and 2030, thereby improving the earnings power of the Corporation.
(1) Refer to Frequently Used Terms for definition of structural cost savings.

Transportation of Kazakhstan Production
The Corporation holds a 25 percent interest in Tengizchevroil, LLP (TCO), which operates the Tengiz and Korolev oil fields in Kazakhstan, and a 16.8 percent working interest in the Kashagan field in Kazakhstan. Oil production from those operations is exported primarily through the Caspian Pipeline Consortium (CPC), in which the Corporation holds a 7.5 percent interest. CPC traverses parts of Kazakhstan and Russia to tanker-loading facilities on the Russian coast of the Black Sea. In the event geopolitical issues escalate in the region, including ongoing military conflict, it is possible that the transportation of Kazakhstan oil through the CPC pipeline could be disrupted, curtailed, temporarily suspended, or otherwise restricted. In such a case, the Corporation could experience a loss of cash flows of uncertain duration from its operations in Kazakhstan. For reference, after-tax earnings related to the Corporation’s interests in Kazakhstan in 2025 were approximately $1.1 billion, and its share of combined oil and gas production was approximately 320 thousand oil-equivalent barrels per day.

Table of Contents	Financial Table of Contents
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS RESULTS

Upstream

ExxonMobil has a diverse growth portfolio of exploration and development opportunities, which allows the Corporation to be selective in our investments, maximizing shareholder value, and mitigating political and technical risks. ExxonMobil’s competitive strengths enable the Upstream’s business strategy, which is focused on developing an industry-leading portfolio underpinned by advantaged growth projects, applying ExxonMobil’s technology to enhance value and improve development efficiency, and leveraging the unique capabilities of the Company's Global Projects organization to deliver projects on time and in line with budgets.
The Upstream capital program is focused on low cost-of-supply opportunities. ExxonMobil has a strong pipeline of development projects, including continued growth in Guyana and the Permian Basin, as well as LNG expansion opportunities in Qatar, Mozambique, Papua New Guinea, and the United States. In 2025, Upstream production averaged 4.7 million oil-equivalent barrels per day (Moebd), our highest production in over 40 years. As future development projects and drilling activities bring new production online, the Corporation expects a shift in the geographic mix and in the type of opportunities from which volumes are produced. Based on the current investment plans, the proportion of oil-equivalent production from the Americas is generally expected to increase over the next several years. Currently about two thirds of the Corporation's global production comes from Permian, Guyana, and LNG resources. This proportion is generally expected to grow.
The Corporation anticipates several projects will come online over the next few years providing additional production capacity. However, actual volumes typically vary from year to year due to the timing of individual project start-ups, operational outages, reservoir performance, regulatory changes, the impact of fiscal and commercial terms, asset sales, weather events, price effects on production sharing contracts, changes in the amount and timing of capital investments that may vary depending on the oil and gas price environment, international trade patterns and relations, and other factors described in Item 1A.
In 2025, crude prices remained within the 10-year historical range (2010-2019), while robust demand helped to move natural gas price above the top of the 10-year range. ExxonMobil believes prices over the long term will continue to be driven by market supply and demand, with the demand side largely being a function of general economic activities, levels of prosperity, technology advances, consumer preference, and government policies. On the supply side, prices may be significantly impacted by political events, the actions of OPEC or OPEC+ and other large government resource owners, alternative energy sources, and other factors.

Key Recent Events
Guyana: Liza Destiny, Liza Unity and Prosperity floating production, storage and offloading (FPSO) vessels continued to produce above investment basis capacity in 2025. Yellowtail entered service in August and progressed to ramp up throughout the fourth quarter achieving an average gross production of 240 kbd. The combined gross production from the four operating vessels exceeded 870 kbd in the fourth quarter of 2025. With start-up of a fourth vessel, Guyana achieved record annual production in 2025 of 715 kbd. Uaru, and Whiptail, the fifth and sixth developments on the Stabroek Block, respectively, are progressing on schedule and each has an investment basis capacity of approximately 250 kbd. In September 2025, ExxonMobil made a final investment decision for the Hammerhead development, after receiving the required regulatory approvals from the government of Guyana; Hammerhead is anticipated to come online in 2029. We anticipate eight FPSO vessels will be in operation on the Stabroek Block by year-end 2030.
Permian: ExxonMobil delivered strong and efficient growth in Permian production volumes in 2025. Total production volumes averaged a record 1.6 Moebd in 2025, approximately 0.4 Moebd higher than the previous year. ExxonMobil operations continue to deliver industry-leading capital efficiency and cost performance by leveraging scale, integration, and technology. Examples include deploying ExxonMobil cube design and proprietary lightweight proppant as well as leading capabilities and technology in drilling and completions. ExxonMobil expects to increase production in the Permian Basin to approximately 2.5 Moebd by 2030. ExxonMobil remains on track to achieve Scope 1 and 2 net zero greenhouse gas emissions in the integrated Permian Basin operated assets by 2035.
LNG: ExxonMobil continued work on LNG growth projects in 2025. In Papua New Guinea (PNG), the Papua LNG project has been optimizing the development plan and enhancing project cost competitiveness. Force majeure was lifted in Mozambique, as the Rovuma LNG project continues with the front-end engineering and design stage, in support of a final investment decision in 2026 to develop the Area 4 offshore gas resources. Mechanical completion was achieved for the Golden Pass LNG project, with expected first LNG production in the first quarter of 2026.

Table of Contents	Financial Table of Contents
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Upstream Financial Results

(millions of dollars)	2025	2024	2023
Earnings (loss) (U.S. GAAP)
United States	5,063	6,426	4,202
Non-U.S.	16,291	18,964	17,106
Total	21,354	25,390	21,308

Identified Items (1)
United States	(471)	(360)	(1,489)
Non-U.S.	(422)	575	(812)
Total	(893)	215	(2,301)

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	5,534	6,786	5,691
Non-U.S.	16,713	18,389	17,918
Total	22,247	25,175	23,609

2025 Upstream Earnings Driver Analysis (1)
(millions of dollars)
Price – Lower realizations decreased earnings by $6.1 billion, primarily driven by lower crude prices as record demand was more than offset by increased industry supply.
Advantaged Volume Growth – Increased earnings by $1.9 billion, mainly driven by record production in Permian and Guyana.
Base Volume – Decreased earnings by $0.7 billion as a result of non-strategic asset divestments.
Structural Cost Savings (1) – Increased earnings by $1.4 billion.
Expenses – Decreased earnings by $0.6 billion, primarily higher depreciation from the Tengiz expansion.
Other – Increased earnings by $0.6 billion, mainly driven by favorable tax and foreign exchange impacts.
Timing Effects – Favorable timing effects from derivatives mark-to-market impacts increased earnings by $0.6 billion.
Identified Items (1) – 2024 $0.2 billion gain mainly due to Argentina divestment, partly offset by Nigeria divestment and U.S. impairment; 2025 $(0.9) billion loss mainly due to asset impairments.
(1) Refer to Frequently Used Terms for definition of Structural Cost Savings, Identified Items, and Earnings (loss) excluding Identified Items.

Table of Contents	Financial Table of Contents
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2024 Upstream Earnings Driver Analysis (1)
(millions of dollars)
Price – Price impacts decreased earnings by $1.3 billion, driven by lower gas realizations.
Advantaged Volume Growth – Higher volumes from advantaged assets increased earnings by $3.8 billion, as a result of record production in Permian, driven by the Pioneer acquisition and growth in the heritage Permian (2), and record production in Guyana driven by the Prosperity FPSO start-up.
Base Volume – Divestments of non-strategic assets and entitlements decreased earnings by $0.8 billion.
Structural Cost Savings (1) – Increased earnings by $0.8 billion.
Expenses – Higher expenses decreased earnings by $1.4 billion, primarily from higher depreciation (non-cash).
Other – All other items increased earnings by $0.1 billion, mainly driven by favorable impacts from divestments, partially offset by unfavorable tax and foreign exchange impacts.
Timing Effects – Less unfavorable timing effects from derivatives mark-to-market impacts increased earnings by $0.3 billion.
Identified Items (1) – 2023 $(2.3) billion loss primarily due to the impairment of the idled Santa Ynez Unit assets and associated facilities in California; 2024 $0.2 billion gain mainly due to Argentina divestment, partly offset by Nigeria divestment and U.S. impairment.
(1) Refer to Frequently Used Terms for definition of Structural Cost Savings, Identified Items, and Earnings (loss) excluding Identified Items.
(2) Heritage Permian Basin assets exclude assets acquired as part of the acquisition of Pioneer that closed May 3, 2024.

Table of Contents	Financial Table of Contents
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Upstream Operational Results

	2025	2024	2023
Net production of crude oil, natural gas liquids, bitumen and synthetic oil (thousands of barrels daily)
United States	1,522	1,248	803
Canada/Other Americas	835	784	664
Europe	3	3	4
Africa	142	209	221
Asia	800	713	721
Australia/Oceania	25	30	36
Worldwide	3,329	2,987	2,449

Net natural gas production available for sale (millions of cubic feet daily)
United States	3,364	2,887	2,311
Canada/Other Americas	27	101	96
Europe	299	352	414
Africa	114	152	125
Asia	3,354	3,322	3,490
Australia/Oceania	1,283	1,264	1,298
Worldwide	8,442	8,078	7,734

Oil-equivalent production (1) (thousands of oil-equivalent barrels daily)	4,736	4,333	3,738

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

Upstream Additional Information
(thousands of barrels daily)	2025	2024
Volumes Reconciliation (Oil-equivalent production) (1)
Prior Year	4,333	3,738
Entitlements - Net Interest	(33)	(13)
Entitlements - Price / Spend / Other	45	(23)
Government Mandates	(1)	9
Divestments	(133)	(63)
Growth / Other	525	685
Current Year	4,736	4,333

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

2025 versus 2024
2025 production of 4.7 million oil-equivalent barrels per day increased 403 thousand barrels per day from 2024. Permian reached 1.6 million net oil-equivalent barrels per day and Guyana production exceeded 700 thousand gross oil-equivalent barrels per day, more than offsetting impacts from divestments and entitlements. Excluding the impacts from entitlements, divestments, and government-mandated curtailments, net production grew by 525 thousand oil-equivalent barrels per day.

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

Table of Contents	Financial Table of Contents
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

Energy Products

ExxonMobil's Energy Products is one of the largest, most integrated businesses of its kind among international oil companies, with significant representation across the entire fuels value chain, including refining, logistics, trading, and marketing. This segment includes the fuels, aromatics, and NGL value chains, as well as catalysts and licensing.
With the largest refining footprint among international oil companies, ExxonMobil’s Energy Products earnings are closely tied to industry refining margins. Refining margins are largely driven by differences in commodity prices and are a function of the difference between what a refinery pays for its raw materials and the market prices for the products produced. Crude oil and many products are widely traded with published prices, including those quoted on multiple exchanges around the world (e.g., New York Mercantile Exchange and Intercontinental Exchange). Prices for these commodities are determined by the global marketplace and are influenced by many factors, including global and regional supply/demand balances, inventory levels, industry refinery operations, import/export balances, currency fluctuations, seasonal demand, weather, and geopolitical considerations. While industry refining margins significantly impact Energy Products earnings, strong operational performance, product mix optimization, and disciplined cost control are also critical to strong financial performance.
In 2025, refining margins increased from the prior year on record demand, but remained within the 10-year historical range (2010-2019). Refining margins are expected to remain volatile with changes in global factors, including geopolitical developments; demand growth; recession fears; inventory levels; and refining capacity utilization, additions, and rationalizations.

Key Recent Events
Strathcona Renewable Diesel project: Started up the project at the Strathcona refinery, which is designed to use low-carbon hydrogen, locally-sourced and grown feedstocks, and our proprietary catalyst to produce renewable diesel.
Fawley Hydrofiner project: Started up the project at the Fawley site to increase production of ultra-low sulfur diesel and reduce production of other products, including high-sulfur distillates.
France divestment: In November 2025, ExxonMobil completed the divestments of Esso Société Anonyme Française SA and ExxonMobil Chemical France SAS, including the refinery and related assets.

Table of Contents	Financial Table of Contents
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Energy Products Financial Results

(millions of dollars)	2025	2024	2023
Earnings (loss) (U.S. GAAP)
United States	2,992	2,099	6,123
Non-U.S.	4,431	1,934	6,019
Total	7,423	4,033	12,142

Identified Items (1)
United States	(118)	(34)	192
Non-U.S.	601	113	(48)
Total	483	79	144

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	3,110	2,133	5,931
Non-U.S.	3,830	1,821	6,067
Total	6,940	3,954	11,998

Due to rounding, numbers presented may not add up precisely to the totals indicated.

2025 Energy Products Earnings Driver Analysis (1)
(millions of dollars)
Margin – Increased earnings by $1.8 billion, mainly driven by robust demand and supply disruptions.
Advantaged Volume Growth – Higher volumes from advantaged projects growth increased earnings by $0.2 billion.
Base Volume – Higher volumes driven by lower scheduled maintenance increased earnings by $0.4 billion.
Structural Cost Savings (1) – Increased earnings by $0.6 billion.
Expenses – Decreased earnings by $0.5 billion, mainly driven by growth projects.
Other – Increased earnings by $0.2 billion mainly from favorable year-end inventory effects.
Timing Effects – Favorable timing effects from derivatives mark-to-market impacts increased earnings by $0.4 billion.
Identified Items (1) – 2024 $0.1 billion gain; 2025 $0.5 billion gain mainly driven by asset sales.
(1) Refer to Frequently Used Terms for definition of Structural Cost Savings, Identified Items, and Earnings (loss) excluding Identified Items.

Table of Contents	Financial Table of Contents
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2024 Energy Products Earnings Driver Analysis (1)
(millions of dollars)
Margin – Significantly weaker industry refining margins decreased earnings by $6.3 billion. Margins declined from historically high levels as increased supply from industry capacity additions outpaced record global demand.
Advantaged Volume Growth – Higher volumes from advantaged projects, increased earnings by $0.1 billion.
Base Volume – Lower base volumes decreased earnings by $1.2 billion driven by scheduled maintenance and divestments.
Structural Cost Savings (1) – Increased earnings by $0.6 billion.
Expenses – Higher expenses related to scheduled turnarounds and maintenance, and advantaged project spend decreased earnings by $1.0 billion.
Other – All other items, mainly unfavorable tax and forex impacts, decreased earnings by $0.3 billion.
Timing Effects – Decreased earnings by $10 million.
Identified Items (1) – 2023 $0.1 billion gain driven by favorable tax effects partially offset by additional European taxes on the energy sector; 2024 $0.1 billion gain.
(1) Refer to Frequently Used Terms for definition of Structural Cost Savings, Identified Items, and Earnings (loss) excluding Identified Items.

Table of Contents	Financial Table of Contents
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Energy Products Operational Results

(thousands of barrels daily)	2025	2024	2023
Refinery throughput
United States	1,927	1,865	1,848
Canada	402	399	407
Europe	1,002	1,039	1,166
Asia Pacific	460	432	498
Other	188	165	149
Worldwide	3,979	3,900	4,068

Energy Products sales (1)
United States	2,852	2,722	2,633
Non-U.S.	2,740	2,696	2,828
Worldwide	5,593	5,418	5,461

Gasoline, naphthas	2,290	2,251	2,288
Heating oils, kerosene, diesel	1,791	1,769	1,795
Aviation fuels	383	355	336
Heavy fuels	220	200	214
Other energy products	910	844	829
Worldwide	5,593	5,418	5,461

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
Over the long term, worldwide demand for chemicals is expected to grow faster than the overall economy, driven by global population growth, an expanding middle class, and improving living standards. Chemical Products integration with refineries, performance product mix, and project execution capability improves returns on investments across a range of market environments.
In 2025, chemical industry margins remained deeply bottom-of-cycle, below the 10-year historical range (2010-2019), as capacity additions have far exceeded demand growth. The Company optimized production across our global footprint to profitably meet customer demand. Our earnings benefited from solid reliability, record high-value products sales, and a large North American footprint where low ethane prices continue to provide a feed advantage.
Key Recent Events
China Chemical Complex: Started up a petrochemical complex in the Dayawan Petrochemical Industrial Park in Huizhou, Guangdong Province, which is a significant step in growing our global manufacturing footprint and is the first 100 percent foreign-owned petrochemical complex built in China. The facility, which focuses on producing our unique high-performance polyethylene and polypropylene products, is equipped with three polyethylene and two polypropylene production lines for a combined capacity of over 2.5 million metric tons per year. This capacity will more efficiently serve China’s large and evolving domestic demand, which is currently being met with imports.
Advanced Recycling: ExxonMobil is combining proprietary technology and advantaged integrated sites to process hard-to-recycle plastic waste back into raw materials to produce valuable new products. In 2025, the Company added two new advanced recycling units to the Baytown facility, tripling capacity at the site, and representing one of the largest advanced recycling facilities in North America. Additional units are being assessed as the Company aims to reach a global recycling capacity of 1 billion pounds per year to help reduce plastic waste.

Table of Contents	Financial Table of Contents
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Chemical Products Financial Results

(millions of dollars)	2025	2024	2023
Earnings (loss) (U.S. GAAP)
United States	903	1,627	1,626
Non-U.S.	(103)	950	11
Total	800	2,577	1,637

Identified Items (1)
United States	(80)	(43)	32
Non-U.S.	(190)	(52)	(420)
Total	(270)	(95)	(388)

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	983	1,670	1,594
Non-U.S.	87	1,002	431
Total	1,070	2,672	2,025

2025 Chemical Products Earnings Driver Analysis (1)
(millions of dollars)
Margin – Decreased earnings by $1.8 billion, as oversupply resulted in margins at bottom-of-cycle market conditions.
Advantaged Volume Growth – New projects increased earnings by $0.2 billion driven by high-value product sales.
Base Volume – Increased earnings by $0.1 billion.
Structural Cost Savings (1) – Increased earnings by $0.2 billion.
Expenses – Higher advantaged project spend, including China Chemical Complex ramp-up, decreased earnings by $0.5 billion.
Other – Increased earnings by $0.2 billion.
Identified Items (1) – 2024 $(0.1) billion loss driven by impairments; 2025 $(0.3) billion loss driven by impairments.
(1) Refer to Frequently Used Terms for definition of Structural Cost Savings, Identified Items, and Earnings (loss) excluding Identified Items.

Table of Contents	Financial Table of Contents
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2024 Chemical Products Earnings Driver Analysis (1)
(millions of dollars)

Margin – Improved company margins on North American ethane feed advantage and improved product realizations increased earnings by $0.9 billion, despite continued bottom-of-cycle market conditions.
Advantaged Volume Growth – Record high-value product sales increased earnings by $0.4 billion.
Base Volume – Portfolio optimization and product sales mix decreased earnings by $0.3 billion.
Structural Cost Savings (1) – Increased earnings by $0.2 billion.
Expenses – Higher advantaged projects spend and inflation effects decreased earnings by $0.5 billion.
Other – All other items decreased earnings by $0.1 billion.
Identified Items (1) – 2023 $(0.4) billion loss was primarily driven by impairments; 2024 $(0.1) billion loss driven by impairments.
(1) Refer to Frequently Used Terms for definition of Structural Cost Savings, Identified Items, and Earnings (loss) excluding Identified Items.

Chemical Products Operational Results

(thousands of metric tons)	2025	2024	2023
Chemical Products sales (2)
United States	6,977	7,038	6,779
Non-U.S.	14,326	12,354	12,603
Worldwide	21,303	19,392	19,382

(2) Data reported net of purchases/sales contracts with the same counterparty.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

Table of Contents	Financial Table of Contents
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
Specialty Products is well-positioned to help meet the demand for premium lubricant products through advantaged projects that leverage ExxonMobil's integration, technology, and world-class brands, such as Mobil 1TM.
In 2025, Specialty Products continued to deliver strong earnings from our portfolio of high-value products and brand market position.

Key Recent Events
Singapore Resid Upgrade project: This project started up in 2025, leveraging two proprietary technologies to upgrade fuel oil to Group II lubricant basestock and diesel. It further strengthens ExxonMobil’s position as the largest basestock producer in the world and introduces a first-of-its-kind basestock, EHC 340 MAXTM, with superior performance attributes, to the market.
ProxximaTM Resin Systems: ExxonMobil's advanced polyolefin thermoset resin uses components of gasoline and catalyst technology to create a material that is lighter, stronger, and more durable than conventional products, providing alternatives for the construction, coatings, and transportation industries. These systems are designed to drive product substitutions in existing markets and enable expansion into new applications like structural composites and steel substitutes. In 2025, ExxonMobil more than tripled ProxximaTM resin blending capacity with plans to grow production to 200,000 tons per year by 2030.
Carbon Materials venture: ExxonMobil is growing its carbon materials venture by applying proprietary process technology to capture attractive opportunities in the battery anode market. The Company has developed an advanced coke product by converting low-value, bottom-of-the-barrel molecules that can deliver a higher performance differentiated graphite. These carbon materials enable batteries that can provide up to 30 percent higher available capacity, 30 percent faster charging time, and extended battery life. In 2025, ExxonMobil acquired key technology and assets from Superior Graphite. This acquisition, which complements ExxonMobil's process technology and expertise, enables a faster scale-up and a swifter entry into the battery anode market with our differentiated graphite product.

Specialty Products Financial Results

(millions of dollars)	2025	2024	2023
Earnings (loss) (U.S. GAAP)
United States	1,200	1,576	1,536
Non-U.S.	1,657	1,476	1,178
Total	2,857	3,052	2,714

Identified Items (1)
United States	12	(4)	12
Non-U.S.	(12)	(9)	(105)
Total	—	(13)	(93)

Earnings (loss) excluding Identified Items (1) (Non-GAAP)
United States	1,188	1,580	1,524
Non-U.S.	1,669	1,485	1,283
Total	2,857	3,065	2,807

(1) Refer to Frequently Used Terms for definition of Identified Items and Earnings (loss) excluding Identified Items.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

Table of Contents	Financial Table of Contents
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2025 Specialty Products Earnings Driver Analysis (1)
(millions of dollars)
Margin – Increased earnings by $40 million.
Advantaged Volume Growth – Increased earnings by $0.1 billion.
Base Volume – Decreased earnings by $20 million.
Structural Cost Savings (1) – Increased earnings by $0.1 billion.
Expenses – Higher expenses to develop markets for carbon materials and ProxximaTM resins decreased earnings by $0.2 billion.
Other – Decreased earnings by $0.2 billion, mainly from unfavorable foreign exchange effects.
Identified Items (1) – 2024 $(13) million loss.
(1) Refer to Frequently Used Terms for definition of Structural Cost Savings, Identified Items, and Earnings (loss) excluding Identified Items.

Table of Contents	Financial Table of Contents
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2024 Specialty Products Earnings Driver Analysis (1)
(millions of dollars)
Margin – Stronger basestocks and finished lubes margins increased earnings by $0.6 billion.
Advantaged Volume Growth – High-value product volume growth increased earnings by $0.1 billion.
Base Volume – Decreased earnings by $10 million.
Structural Cost Savings (1) – Increased earnings by $0.1 billion.
Expenses – Higher expenses including new product development costs, decreased earnings by $0.3 billion.
Other – All other items decreased earnings by $0.2 billion, mainly unfavorable foreign exchange effects and absence of prior year favorable year-end inventory effects.
Identified Items (1) – 2023 $(93) million loss from impairments; 2024 $(13) million loss.
(1) Refer to Frequently Used Terms for definition of Structural Cost Savings, Identified Items, and Earnings (loss) excluding Identified Items.

Specialty Products Operational Results

(thousands of metric tons)	2025	2024	2023
Specialty Products sales (2)
United States	1,894	1,922	1,962
Non-U.S.	5,897	5,745	5,635
Worldwide	7,791	7,666	7,597

(2) Data reported net of purchases/sales contracts with the same counterparty.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

Table of Contents	Financial Table of Contents
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

Corporate and Financing Financial Results

(millions of dollars)	2025	2024	2023
Earnings (loss) (U.S. GAAP)	(3,590)	(1,372)	(1,791)
Identified Items (1)	(585)	30	76
Earnings (loss) excluding Identified Items (1) (Non-GAAP)	(3,005)	(1,402)	(1,867)

(1) Refer to Frequently Used Terms for definition of Identified Items and Earnings (loss) excluding Identified Items.

2025	Corporate and Financing expenses were $3.6 billion in 2025 compared to $1.4 billion in 2024, with the increase mainly due to higher financing costs.
2024	Corporate and Financing expenses were $1.4 billion in 2024 compared to $1.8 billion in 2023, with the decrease mainly due to lower financing costs.

Table of Contents	Financial Table of Contents
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
(millions of dollars)	2025	2024	2023
Net cash provided by/(used in)
Operating activities	51,970	55,022	55,369
Investing activities	(25,927)	(19,938)	(19,274)
Financing activities	(39,081)	(42,789)	(34,297)
Effect of exchange rate changes	532	(676)	105
Increase/(decrease) in cash and cash equivalents	(12,506)	(8,381)	1,903

Total cash and cash equivalents (December 31)	10,681	23,187	31,568
Total cash and cash equivalents were $10.7 billion at the end of 2025, down $12.5 billion from the prior year. The major sources of funds in 2025 were net income including noncontrolling interests of $29.8 billion, the adjustment for the noncash provision of $26.0 billion for depreciation and depletion, proceeds from asset sales of $3.2 billion, and other investing activities of $3.4 billion. The major uses of funds included spending for additions to property, plant, and equipment of $28.4 billion; dividends to shareholders of $17.2 billion; the purchase of ExxonMobil stock of $20.3 billion; additional investments and advances of $4.1 billion; and a change in working capital of $7.7 billion.
Total cash and cash equivalents were $23.2 billion at the end of 2024, down $8.4 billion from the prior year. The major sources of funds in 2024 were net income including noncontrolling interests of $35.1 billion, the adjustment for the noncash provision of $23.4 billion for depreciation and depletion, proceeds from asset sales of $5.0 billion, and other investing activities of $1.9 billion, and cash acquired from mergers and acquisitions of $0.8 billion. The major uses of funds included spending for additions to property, plant, and equipment of $24.3 billion; dividends to shareholders of $16.7 billion; the purchase of ExxonMobil stock of $19.6 billion; debt repayment of $5.9 billion; additional investments and advances of $3.3 billion; and a change in working capital of $1.8 billion.
The Corporation has access to significant capacity of long-term and short-term liquidity. Internally generated funds are expected to cover the majority of financial requirements, supplemented by long-term and short-term debt. Commercial paper is used to balance short-term liquidity requirements and is reflected in "Notes and loans payable" on the Consolidated Balance Sheet, with changes in outstanding commercial paper between periods included in the Consolidated Statement of Cash Flows. On December 31, 2025, the Corporation had undrawn short-term committed lines of credit of $7.3 billion and undrawn long-term lines of credit of $1.0 billion. In the fourth quarter of 2025, the Corporation established a 364-day revolving credit facility of $7.0 billion to provide short-term borrowing capacity for general corporate purposes.
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
The Corporation has long been successful at mitigating the effects of natural field decline through disciplined investments in quality opportunities and project execution. The Corporation anticipates several projects will come online over the next few years providing additional production capacity. However, actual volumes will vary from year to year due to the timing of individual project start-ups, operational outages, reservoir performance, regulatory changes, the impact of fiscal and commercial terms, asset sales, weather events, price effects on production sharing contracts, changes in the amount and timing of investments that may vary depending on the oil and gas price environment, and international trade patterns and relations. The Corporation’s cash flows are also highly dependent on crude oil and natural gas prices. Please refer to Item 1A for a more complete discussion of risks.
The Corporation’s financial strength enables it to make large, long-term capital expenditures. Cash Capex in 2025 was $29.0 billion, including $2.6 billion of acquisitions, reflecting the Corporation’s continued active investment program.
Upstream spending of $24.7 billion in 2025 was up $4.4 billion from 2024, reflecting higher spend in the U.S. Permian Basin which included the full-year impact from the Pioneer acquisition. Development projects typically take several years from the time of recording proved undeveloped reserves to the start of production and can exceed five years for large and complex projects. The percentage of proved developed reserves was 64 percent of total proved reserves at year-end 2025 and has been over 60 percent for the last ten years.

Table of Contents	Financial Table of Contents
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Capital investments in the three Product Solutions businesses totaled $3.7 billion in 2025, a decrease of $0.8 billion from 2024, reflecting lower global project spending. Other spend of $0.6 billion primarily reflects investments in the Low Carbon Solutions business.
The Corporation plans to invest in the range of $27 billion to $29 billion in 2026. The investment range for 2026 excludes advances and collections not related to capital expenditures or equity investments, for example, supply and marketing related advances and associated collections. Included in the 2026 capital spend range is $8.5 billion of firm capital commitments. An additional $8.0 billion of firm capital commitments have been made for years 2027 and beyond. Actual spending could vary depending on the progress of individual projects and property acquisitions. The Corporation has a large and diverse portfolio of development projects and exploration opportunities, which helps mitigate the overall political and technical risks of the Corporation’s Upstream segment and associated cash flow. Further, due to its financial strength and diverse portfolio of opportunities, the risk associated with failure or delay of any single project would not have a significant impact on the Corporation’s liquidity or ability to generate sufficient cash flows for operations and its fixed commitments.
The Corporation, as part of its ongoing asset management program, continues to evaluate its mix of assets for potential upgrade. Because of the ongoing nature of this program, dispositions will continue to be made from time to time which will result in either gains or losses. Additionally, the Corporation continues to evaluate opportunities to enhance its business portfolio through acquisitions of assets or companies and enters into such transactions from time to time. Key criteria for evaluating acquisitions include strategic fit, cost and other synergies, potential for future growth, low cost of supply, and attractive valuations. Acquisitions may be made with cash, shares of the Corporation’s common stock, or both.

Cash Flow from Operating Activities
2025
Cash provided by operating activities totaled $52.0 billion in 2025, $3.1 billion lower than 2024. The major source of funds was net income including noncontrolling interests of $29.8 billion, a decrease of $5.3 billion. The noncash provision for depreciation and depletion was $26.0 billion, up $2.6 billion from the prior year. The adjustment for the net gain on asset sales was $1.1 billion, a decrease of $0.1 billion. The adjustment for dividends received less than equity in current earnings of equity companies was an increase of $3.0 billion, compared to an increase of $0.2 billion in 2024. Changes in operational working capital, excluding cash and debt, decreased cash in 2025 by $7.7 billion.
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

Cash Flow from Investing Activities
2025
Cash used in investing activities netted to $25.9 billion in 2025, $6.0 billion higher than 2024. Spending for property, plant, and equipment of $28.4 billion increased $4.1 billion from 2024. Proceeds from asset sales and returns of investments of $3.2 billion compared to $5.0 billion in 2024. Additional investments and advances were $0.8 billion higher in 2025, while proceeds from other investing activities including collection of advances increased by $1.5 billion.
2024
Cash used in investing activities netted to $19.9 billion in 2024, $0.7 billion higher than 2023. Spending for property, plant, and equipment of $24.3 billion increased $2.4 billion from 2023. Proceeds from asset sales and returns of investments of $5.0 billion compared to $4.1 billion in 2023. Additional investments and advances were $0.3 billion higher in 2024, while proceeds from other investing activities including collection of advances increased by $0.4 billion.

Table of Contents	Financial Table of Contents
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cash Flow from Financing Activities
2025
Cash used in financing activities was $39.1 billion in 2025, $3.7 billion lower than 2024. Dividend payments on common shares increased to $4.00 per share from $3.84 per share and totaled $17.2 billion.
During 2025, the Corporation continued its share repurchase program, including the purchase of 180.1 million shares at a book value of $20 billion in 2025. In its 2025 Corporate Plan Update released December 9, 2025, the Corporation stated that it is expected to continue its share repurchase program with a $20 billion repurchase pace per year through 2026, assuming reasonable market conditions. The stock repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be discontinued or resumed at any time. The timing and amount of shares actually purchased in the future will depend on market, business, and other factors.
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

Contractual Obligations
The Corporation has contractual obligations involving commitments to third parties that impact its liquidity and capital resource needs. These contractual obligations are primarily for leases, debt, asset retirement obligations, pension and other postretirement benefits, take-or-pay and unconditional purchase obligations, and firm capital commitments. See Notes 4, 9, 12, and 13 for information related to pensions, asset retirement obligations, long-term debt, and leases, respectively.
In addition, the Corporation also enters into commodity purchase obligations (volumetric commitments with no fixed or minimum price) which are resold shortly after purchase, either in an active, highly liquid market, or under long-term, unconditional sales contracts with similar pricing terms. Examples include long-term, noncancelable LNG and natural gas purchase commitments and commitments to purchase refinery products at market prices. These commitments are not meaningful in assessing liquidity and cash flow because the purchases will be offset in the same periods by cash received from the related sales transactions.
Take-or-pay obligations are noncancelable, long-term commitments for goods and services. Unconditional purchase obligations are those long-term commitments that are noncancelable or cancelable only under certain conditions, and that third parties have used to secure financing for the facilities that will provide the contracted goods or services. These obligations mainly pertain to pipeline, manufacturing supply, and terminal agreements. The total obligation at year-end 2025 for take-or-pay and unconditional purchase obligations was $54.1 billion. Cash payments expected in 2026 and 2027 are $6.3 billion and $6.2 billion, respectively.

Guarantees
The Corporation and certain of its consolidated subsidiaries were contingently liable at December 31, 2025, for guarantees relating to notes, loans, and performance under contracts (Note 7). Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. Where it is not possible to make a reasonable estimation of the maximum potential amount of future payments, future performance is expected to be either immaterial or have only a remote chance of occurrence. Guarantees are not reasonably likely to have a material effect on the Corporation’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Table of Contents	Financial Table of Contents
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial Strength
On December 31, 2025, the Corporation had total unused short-term committed lines of credit of $7.3 billion (Note 10) and total unused long-term committed lines of credit of $1.0 billion (Note 12). The table below shows the Corporation’s consolidated debt to capital ratios.

(percent)	2025	2024	2023
Debt to capital	14.0	13.4	16.4
Net debt to capital (1)	11.0	6.5	4.5

(1) Net debt is total debt less cash and cash equivalents excluding restricted cash. Net debt to capital ratio is net debt divided by net debt plus total equity. Total debt is the sum of notes and loans payable and long-term debt, as reported in the Consolidated Balance Sheet.

Management views the Corporation’s financial strength to be a competitive advantage of strategic importance. The Corporation’s financial position gives it the opportunity to access the world’s capital markets across a range of market conditions and enables the Corporation to take on large, long-term capital commitments in the pursuit of maximizing shareholder value.
The Corporation's total debt level remained relatively flat in 2025, ending the year at $43.5 billion.

Litigation and Other Contingencies
As discussed in Note 7, a variety of claims have been made against ExxonMobil and certain of its consolidated subsidiaries in a number of pending lawsuits. Based on a consideration of all relevant facts and circumstances, the Corporation does not believe the ultimate outcome of any currently pending lawsuit against ExxonMobil will have a material adverse effect upon the Corporation’s operations, financial condition, or financial statements taken as a whole. There are no events or uncertainties beyond those already included in reported financial information that would indicate a material change in future operating results or financial condition. Refer to Note 7 for additional information on legal proceedings and other contingencies.

TAXES

(millions of dollars)	2025	2024	2023
Income taxes	11,504	13,810	15,429
Effective income tax rate	31%	33%	33%
Total other taxes and duties	28,930	29,894	32,191
Total	40,434	43,704	47,620
2025
Total taxes on the Corporation’s income statement were $40.4 billion in 2025, a decrease of $3.3 billion from 2024. Income tax expense, both current and deferred, was $11.5 billion compared to $13.8 billion in 2024. The effective tax rate, which is calculated based on consolidated company income taxes and ExxonMobil’s share of equity company income taxes, was 31 percent. This is down two percentage points compared to 2024 due primarily to favorable one-time items. Total other taxes and duties of $28.9 billion in 2025 decreased $1.0 billion.
2024
Total taxes on the Corporation’s income statement were $43.7 billion in 2024, a decrease of $3.9 billion from 2023. Income tax expense, both current and deferred, was $13.8 billion compared to $15.4 billion in 2023. The effective tax rate, which is calculated based on consolidated company income taxes and ExxonMobil’s share of equity company income taxes, was 33 percent. This is flat compared to 2023. Total other taxes and duties of $29.9 billion in 2024 decreased $2.3 billion from 2023.

Table of Contents	Financial Table of Contents
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ENVIRONMENTAL MATTERS
Environmental Expenditures

(millions of dollars)	2025	2024
Capital expenditures	3,053	3,607
Other expenditures	4,580	5,348
Total	7,633	8,955
Throughout ExxonMobil’s businesses, new and ongoing measures are taken to prevent and minimize the impact of our operations on air, water, and ground. These include significant investments in refining infrastructure and technology to manufacture clean fuels; projects to monitor and reduce air, water, and waste emissions, both from the Company’s operations and from other companies; and expenditures for asset retirement obligations. Using definitions and guidelines established by the American Petroleum Institute, ExxonMobil’s 2025 worldwide environmental expenditures for all such preventative and remediation steps were $7.6 billion, of which $4.6 billion were included in expenses with the remainder in capital expenditures. As the Corporation progresses its emission-reduction plans, worldwide environmental expenditures are expected to increase to approximately $9 billion annually in 2026 and 2027, with capital expenditures expected to account for approximately 44 percent of the total expenditures.

Environmental Liabilities
The Corporation accrues environmental liabilities when it is probable that obligations have been incurred and the amounts can be reasonably estimated. This policy applies to assets or businesses currently owned or previously disposed. ExxonMobil has accrued liabilities for probable environmental remediation obligations at various sites, including multiparty sites where the U.S. Environmental Protection Agency has identified ExxonMobil as one of the potentially responsible parties. The involvement of other financially responsible companies at these multiparty sites could mitigate ExxonMobil’s actual joint and several liability exposure. At present, no individual site is expected to have losses material to ExxonMobil’s operations or financial condition. Consolidated company provisions made in 2025 for environmental liabilities were $0.4 billion ($0.3 billion in 2024), and the balance sheet reflects liabilities of $0.9 billion as of December 31, 2025, and $0.7 billion as of December 31, 2024.

MARKET RISKS

Worldwide Average Realizations (1)	2025	2024	2023
Brent ($ per barrel)	69.06	80.76	82.62
Henry Hub ($ per metric million British thermal unit)	3.43	2.27	2.74
TTF ($ per metric million British thermal unit)	12.39	10.77	15.15

(1) Consolidated subsidiaries.
Crude oil, natural gas, petroleum product, and chemical prices have fluctuated in response to changing market forces. The impacts of these price fluctuations on earnings have varied across the Corporation's operating segments. For the year 2026, a $1 per barrel change in the Brent price would have an approximately $700 million annual after-tax effect on Upstream consolidated plus equity company earnings, excluding the impact of derivatives. This Brent sensitivity includes oil-linked LNG sales which make up approximately 10 percent of the sensitivity. A $0.10 per million metric British thermal unit change in the Henry Hub price would have an approximately $90 million annual after-tax effect on Upstream consolidated plus equity company earnings, excluding the impact of derivatives. Similarly, a $0.10 per million metric British thermal unit change in the Title Transfer Facility (TTF) price would have an approximately $20 million annual after-tax effect on Upstream consolidated plus equity company earnings, excluding the impact of derivatives. This TTF sensitivity primarily represents LNG sales. These price markers have a direct impact on our realized prices. For any given period, the extent of actual benefit or detriment will be dependent on the price movements of individual types of crude oil, results of trading activities, taxes and other government take impacts, price adjustment lags in long-term gas contracts, and crude and gas production volumes. Accordingly, changes in benchmark prices for crude oil and natural gas only provide broad indicators of changes in the earnings experienced in any particular period.
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

Table of Contents	Financial Table of Contents
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
In general, segment results are not dependent on the ability to sell and/or purchase products to/from other segments. Instead, where such sales take place, they are the result of efficiencies and competitive advantages of integrated refinery and chemical complexes. Additionally, intersegment sales are at market-based prices. The products bought and sold between segments can also be acquired in worldwide markets that have substantial liquidity, capacity, and transportation capabilities. Refer to Note 3 for additional information on intersegment revenue.
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

Risk Management
The Corporation’s size, strong capital structure, geographic diversity, and the complementary nature of its business segments reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates, and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and to generate returns from trading. The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of December 31, 2025 and 2024, or results of operations for the years ended 2025, 2024, and 2023. Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. No material market or credit risks to the Corporation’s financial position, results of operations, or liquidity exist as a result of the derivatives described in Note 6. The Corporation maintains a system of controls that includes the authorization, reporting, and monitoring of derivative activity.
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

CRITICAL ACCOUNTING ESTIMATES
The Corporation’s accounting and financial reporting fairly reflect its integrated business model involving exploration for, and production of, crude oil and natural gas; manufacture, trade, transport, and sale of crude oil, natural gas, petroleum products, petrochemicals, and a wide variety of specialty products; and pursuit of lower-emission and other new business opportunities including carbon capture and storage, hydrogen and ammonia, lower-emission fuels, ProxximaTM resin systems, carbon materials, low-carbon data centers, and lithium. The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. The Corporation’s accounting policies are summarized in Note 1.

Table of Contents	Financial Table of Contents
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Oil and Natural Gas Reserves
The estimation of proved oil and natural gas reserve volumes is an ongoing process based on rigorous technical evaluations, commercial and market assessments, and detailed analysis of reservoir and well performance, development and production costs, and other factors. The estimation of proved reserves is controlled by the Corporation through long-standing approval guidelines. Reserve changes are made within a well-established, disciplined process driven by senior level geoscience and engineering professionals, assisted by the Global Reserves and Resources Group which has significant technical experience, culminating in reviews with, and approval by, senior management. Notably, the Corporation does not use specific quantitative reserve targets to determine compensation. Key features of the reserve estimation process are covered in Disclosure of Reserves in Item 2.
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

Table of Contents	Financial Table of Contents
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In respect of the Pioneer acquisition, the most significant amount of judgment involved the estimated fair values of property, plant, and equipment related to crude oil and natural gas properties, for which we used discounted cash flow models. Inputs and assumptions used in discounted cash flow models include estimates of future production volumes, commodity prices consistent with the average of third-party industry experts, drilling and development costs, and risk-adjusted discount rates.
The assumptions and inputs incorporated within the fair value estimates are subject to considerable management judgment and are based on industry, market, and economic conditions prevalent at the time of the acquisition. Actual results may differ from the projected results used to determine fair value.
See Note 20 for further information regarding the Pioneer acquisition during 2024.

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
If events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, the Corporation estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. In performing this assessment, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Cash flows used in recoverability assessments are based on the assumptions developed in the Corporate Plan, which is reviewed and approved by the Board of Directors, and are consistent with the criteria management uses to evaluate investment opportunities. These evaluations make use of the Corporation’s assumptions of future capital allocations, crude oil and natural gas commodity prices including price differentials, refining and chemical margins, volumes, development and operating costs including greenhouse gas emission prices, and foreign currency exchange rates. Notably, when assessing future cash flows, the Corporation includes the estimated costs in support of reaching its greenhouse gas emission-reduction plans, including its goal of net-zero Scope 1 and 2 greenhouse gas emissions from its Permian Basin operated assets by 2035. Volumes are based on projected field and facility production profiles, throughput, or sales. Management’s estimate of upstream production volumes used for projected cash flows makes use of proved reserve quantities and may include risk-adjusted unproved reserve quantities. ExxonMobil considers a range of scenarios - including remote scenarios - to help inform perspective of the future and enhance strategic thinking over time. While third-party scenarios may be used for these purposes, they are not used as a basis for developing future cash flows for impairment assessments. As part of the Corporate Plan, the Company considers estimated greenhouse gas emission costs, even for jurisdictions without a current greenhouse gas pricing policy.

Table of Contents	Financial Table of Contents
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Recent Impairments. Impairments in 2025 totaled $2.0 billion after-tax, including a write-down to fair value of Upstream oil and gas assets held for sale and charges associated with the optimization of materials and supply inventory.
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
For further information regarding impairments in property, plant, and equipment and suspended wells, refer to Notes 9 and 16, respectively.

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

Table of Contents	Financial Table of Contents
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Pension Benefits
The Corporation and its affiliates sponsor about 70 defined benefit (pension) plans in nearly 40 countries. Note 4 provides details on pension obligations, fund assets, and pension expense.
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
Pension accounting requires explicit assumptions regarding, among others, the long-term expected earnings rate on fund assets, the discount rate for the benefit obligations, and the long-term rate for future salary increases. Pension assumptions are reviewed annually by outside actuaries and senior management. These assumptions are adjusted as appropriate to reflect changes in market rates and outlook. The long-term expected earnings rate on U.S. pension plan assets in 2025 was 6.0 percent. The 10-year and 20-year actual returns on U.S. pension plan assets were 5 percent over both periods. The Corporation establishes the long-term expected rate of return by developing a forward-looking, long-term return assumption for each pension fund asset class, taking into account factors such as the expected real return for the specific asset class and inflation. A single, long-term rate of return is then calculated as the weighted-average of the target asset allocation percentages and the long-term return assumption for each asset class. A worldwide reduction of 0.5 percent in the long-term rate of return on assets would increase annual pension expense by approximately $150 million before tax.
Differences between actual returns on fund assets and the long-term expected return are not recognized in pension expense in the year that the difference occurs. Such differences are deferred, along with other actuarial gains and losses, and are amortized into pension expense over the expected remaining service life of employees.

Litigation and Tax Contingencies
A variety of claims have been made against the Corporation and certain of its consolidated subsidiaries in a number of pending lawsuits. The Corporation accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. For contingencies where an unfavorable outcome is reasonably possible and significant, the Corporation discloses the nature of the contingency and, where feasible, an estimate of the possible loss. As described in Note 7, for purposes of our contingency disclosures, “significant” includes material matters, as well as other matters, which management believes should be disclosed. Management has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of these contingencies.
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
The Corporation is subject to income taxation in many jurisdictions around the world. The benefits of uncertain tax positions that the Corporation has taken or expects to take in its income tax returns are recognized in the financial statements if management concludes that it is more likely than not that the position will be sustained with the tax authorities. For a position that is likely to be sustained, the benefit recognized in the financial statements is measured at the largest amount that is greater than 50 percent likely of being realized. Significant management judgment is required in the accounting for income tax contingencies and tax disputes because the outcomes are often difficult to predict. The Corporation’s unrecognized tax benefits and a description of open tax years are summarized in Note 15.

Table of Contents	Financial Table of Contents
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management, including the Corporation’s Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, is responsible for establishing and maintaining adequate internal control over the Corporation’s financial reporting. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Exxon Mobil Corporation’s internal control over financial reporting was effective as of December 31, 2025.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2025, as stated in their report included in the Financial Section of this report.

Darren W. Woods Chief Executive Officer	Neil A. Hansen Senior Vice President and Chief Financial Officer	Len M. Fox Vice President, Controller and Tax (Principal Accounting Officer)

Table of Contents	Financial Table of Contents
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Exxon Mobil Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Exxon Mobil Corporation and its subsidiaries (the “Corporation”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Corporation's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Table of Contents	Financial Table of Contents
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
The Impact of Proved Developed Oil and Natural Gas Reserves on Upstream Property, Plant, and Equipment, Net
As described in Notes 1, 3, and 9 to the consolidated financial statements, the Corporation's consolidated upstream property, plant, and equipment (PP&E), net balance was $228.2 billion as of December 31, 2025, and the related depreciation and depletion expense was $21.4 billion for the year ended December 31, 2025. Management uses the successful efforts method to account for its exploration and production activities. Costs incurred to purchase, lease, or otherwise acquire a property (whether unproved or proved) are capitalized when incurred. As disclosed by management, oil and natural gas reserve volumes are used as the basis to calculate unit-of-production depreciation rates for most upstream assets. Acquisition costs of proved properties are depreciated using a ratio of asset cost to total proved reserves while capitalized drilling and development costs are depreciated using a ratio of actual production volumes to proved developed reserves. The estimation of proved oil and natural gas reserve volumes is an ongoing process based on technical evaluations, commercial and market assessments, and detailed analysis of reservoir and well performance, development and production costs, and other factors. As further disclosed by management, reserve changes are made within a well-established, disciplined process driven by senior level geoscience and engineering professionals, assisted by the Global Reserves and Resources Group (together "management's specialists").
The principal considerations for our determination that performing procedures relating to the impact of proved developed oil and natural gas reserves on upstream PP&E, net is a critical audit matter are (i) the significant judgment by management, including the use of management's specialists, when developing the estimates of proved developed oil and natural gas reserves, which are derived using historical production volumes, and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the data, specifically historical production volumes, methods, and assumptions used by management and its specialists in developing the estimates of proved developed oil and natural gas reserves.
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

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 18, 2026

We have served as the Corporation’s auditor since 1934.

Table of Contents	Financial Table of Contents
The information in the Notes to Consolidated Financial Statements is an integral part of these statements.
CONSOLIDATED STATEMENT OF INCOME

(millions of dollars)	Note Reference Number	2025	2024	2023

Revenues and other income
Sales and other operating revenue	3	323,905	339,247	334,697
Income from equity affiliates	8	5,064	6,194	6,385
Other income		3,269	4,144	3,500
Total revenues and other income		332,238	349,585	344,582

Costs and other deductions
Crude oil and product purchases		184,248	199,454	193,029
Production and manufacturing expenses		42,424	39,609	36,885
Selling, general and administrative expenses		11,128	9,976	9,919
Depreciation and depletion (includes impairments)	9	25,993	23,442	20,641
Exploration expenses, including dry holes		1,007	826	751
Non-service pension and postretirement benefit expense	4	400	121	714
Interest expense		603	996	849
Other taxes and duties	15	25,167	26,288	29,011
Total costs and other deductions		290,970	300,712	291,799
Income (loss) before income taxes		41,268	48,873	52,783
Income tax expense (benefit)	15	11,504	13,810	15,429
Net income (loss) including noncontrolling interests		29,764	35,063	37,354
Net income (loss) attributable to noncontrolling interests		920	1,383	1,344
Net income (loss) attributable to ExxonMobil		28,844	33,680	36,010

Earnings (loss) per common share (dollars)	2	6.70	7.84	8.89

Earnings (loss) per common share - assuming dilution (dollars)	2	6.70	7.84	8.89

Table of Contents	Financial Table of Contents
The information in the Notes to Consolidated Financial Statements is an integral part of these statements.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions of dollars)	2025	2024	2023

Net income (loss) including noncontrolling interests	29,764	35,063	37,354

Other comprehensive income (loss) (net of income taxes)
Foreign exchange translation adjustment	2,631	(3,550)	1,241
Adjustment for foreign exchange translation (gain)/loss included in net income	391	—	609
Postretirement benefits reserves adjustment (excluding amortization)	1,009	557	(369)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	38	43	61
Total other comprehensive income (loss)	4,069	(2,950)	1,542
Comprehensive income (loss) including noncontrolling interests	33,833	32,113	38,896
Comprehensive income (loss) attributable to noncontrolling interests	1,233	1,063	1,605
Comprehensive income (loss) attributable to ExxonMobil	32,600	31,050	37,291

Table of Contents	Financial Table of Contents
The information in the Notes to Consolidated Financial Statements is an integral part of these statements.
CONSOLIDATED BALANCE SHEET

(millions of dollars)	Note Reference Number	December 31, 2025	December 31, 2024

ASSETS
Current assets
Cash and cash equivalents		10,681	23,029
Cash and cash equivalents – restricted		—	158
Notes and accounts receivable – net	10	44,562	43,681
Inventories
Crude oil, products and merchandise	14	22,979	19,444
Materials and supplies		3,323	4,080
Other current assets		1,837	1,598
Total current assets		83,382	91,990
Investments, advances, and long-term receivables	11	45,317	47,200
Property, plant, and equipment, at cost, less accumulated depreciation and depletion	9	299,373	294,318
Other assets, including intangibles – net		20,908	19,967
Total Assets		448,980	453,475

LIABILITIES
Current liabilities
Notes and loans payable	10	9,296	4,955
Accounts payable and accrued liabilities	10	60,911	61,297
Income taxes payable		2,123	4,055
Total current liabilities		72,330	70,307
Long-term debt	12	34,241	36,755
Postretirement benefits reserves	4	8,847	9,700
Deferred income tax liabilities	15	40,216	39,042
Long-term obligations to equity companies		542	1,346
Other long-term obligations		26,178	25,719
Total Liabilities		182,354	182,869

Commitments and contingencies	7

EQUITY
Common stock without par value (9,000 million shares authorized, 8,019 million shares issued)		46,150	46,238
Earnings reinvested		482,494	470,903
Accumulated other comprehensive income	5	(10,863)	(14,619)
Common stock held in treasury (3,840 million shares in 2025 and 3,666 million shares in 2024)		(258,395)	(238,817)
ExxonMobil share of equity		259,386	263,705
Noncontrolling interests		7,240	6,901
Total Equity		266,626	270,606
Total Liabilities and Equity		448,980	453,475

Table of Contents	Financial Table of Contents
The information in the Notes to Consolidated Financial Statements is an integral part of these statements.
CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)	Note Reference Number	2025	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) including noncontrolling interests		29,764	35,063	37,354
Adjustments for noncash transactions
Depreciation and depletion (includes impairments)	9	25,993	23,442	20,641
Deferred income tax charges/(credits)	15	765	(865)	634
Postretirement benefits expense in excess of/(less than) net payments		(64)	(358)	90
Other long-term obligation provisions in excess of/(less than) payments		(1,430)	(1,712)	(1,501)
Dividends received greater than/(less than) equity in current earnings of equity companies		3,006	191	509
Changes in operational working capital, excluding cash and debt
Notes and accounts receivable reduction/(increase)		(3,042)	(6,030)	4,370
Inventories reduction/(increase)		(4,300)	(1,812)	(3,472)
Other current assets reduction/(increase)		(164)	389	(426)
Accounts and other payables increase/(reduction)		(222)	5,627	(4,727)
Net (gain)/loss on asset sales	17	(1,113)	(1,223)	(513)
All other items - net		2,777	2,310	2,410
Net cash provided by operating activities		51,970	55,022	55,369

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant, and equipment		(28,358)	(24,306)	(21,919)
Proceeds from asset sales and returns of investments		3,158	4,987	4,078
Additional investments and advances		(4,133)	(3,299)	(2,995)
Other investing activities including collection of advances		3,406	1,926	1,562
Cash acquired from mergers and acquisitions		—	754	—
Net cash used in investing activities		(25,927)	(19,938)	(19,274)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt (1)		2,311	899	939
Reductions in long-term debt		(1,108)	(1,150)	(15)
Additions to short-term debt (2) (3)		2,359	—	—
Reductions in short-term debt (3)		(5,404)	(4,743)	(879)
Additions/(reductions) in commercial paper, and debt with three months or less maturity		1,895	(18)	(284)
Contingent consideration payments		(79)	(27)	(68)
Cash dividends to ExxonMobil shareholders		(17,231)	(16,704)	(14,941)
Cash dividends to noncontrolling interests		(935)	(658)	(531)
Changes in noncontrolling interests		(704)	(791)	(894)
Inflows from noncontrolling interests for major projects		88	32	124
Common stock acquired		(20,273)	(19,629)	(17,748)
Net cash provided by (used in) financing activities		(39,081)	(42,789)	(34,297)

Effects of exchange rate changes on cash		532	(676)	105
Increase/(decrease) in cash and cash equivalents (including restricted)		(12,506)	(8,381)	1,903
Cash and cash equivalents at beginning of year (including restricted)		23,187	31,568	29,665
Cash and cash equivalents at end of year (including restricted)		10,681	23,187	31,568

(1) Includes $568 million issued to facilitate the sale of an entity where the buyer assumed the debt upon closing; no longer on the Consolidated Balance Sheet at the end of 2023.
(2) Includes $659 million of proceeds related to a financing arrangement to facilitate the sale of an entity where the buyer assumed the obligation at closing; no longer on the Consolidated Balance Sheet at the end of 2025.

(3) Includes commercial paper with a maturity greater than three months.
Non-Cash Transaction: The Corporation acquired Pioneer Natural Resources Company in an all-stock transaction on May 3, 2024, having issued 545 million shares of ExxonMobil common stock having a fair value of $63 billion and assumed debt with a fair value of $5 billion. See Note 20 for additional information.

Table of Contents	Financial Table of Contents
The information in the Notes to Consolidated Financial Statements is an integral part of these statements.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ExxonMobil Share of Equity

(millions of dollars)	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non-controlling Interests	Total Equity

Balance as of December 31, 2022	15,752	432,860	(13,270)	(240,293)	195,049	7,424	202,473
Amortization of stock-based awards	565	—	—	—	565	—	565
Other	(514)	(2)	—	—	(516)	89	(427)
Net income (loss) for the year	—	36,010	—	—	36,010	1,344	37,354
Dividends - common shares	—	(14,941)	—	—	(14,941)	(531)	(15,472)
Other comprehensive income	—	—	1,281	—	1,281	261	1,542
Share repurchases, at cost	—	—	—	(17,993)	(17,993)	(851)	(18,844)
Issued for acquisitions	1,978	—	—	2,866	4,844	—	4,844
Dispositions	—	—	—	503	503	—	503
Balance as of December 31, 2023	17,781	453,927	(11,989)	(254,917)	204,802	7,736	212,538
Amortization of stock-based awards	735	—	—	—	735	—	735
Other	(1,027)	—	—	—	(1,027)	(624)	(1,651)
Net income (loss) for the year	—	33,680	—	—	33,680	1,383	35,063
Dividends - common shares	—	(16,704)	—	—	(16,704)	(658)	(17,362)
Other comprehensive income	—	—	(2,630)	—	(2,630)	(320)	(2,950)
Share repurchases, at cost	—	—	—	(19,451)	(19,451)	(616)	(20,067)
Issued for acquisitions	28,749	—	—	34,603	63,352	—	63,352
Dispositions	—	—	—	948	948	—	948
Balance as of December 31, 2024	46,238	470,903	(14,619)	(238,817)	263,705	6,901	270,606
Amortization of stock-based awards	812	—	—	—	812	—	812
Other	(900)	(22)	—	—	(922)	762	(160)
Net income (loss) for the year	—	28,844	—	—	28,844	920	29,764
Dividends - common shares	—	(17,231)	—	—	(17,231)	(947)	(18,178)
Other comprehensive income	—	—	3,756	—	3,756	313	4,069
Share repurchases, at cost	—	—	—	(20,467)	(20,467)	(709)	(21,176)
Dispositions	—	—	—	889	889	—	889
Balance as of December 31, 2025	46,150	482,494	(10,863)	(258,395)	259,386	7,240	266,626

Common Stock Share Activity (millions of shares)	Issued	Held in Treasury	Outstanding

Balance as of December 31, 2022	8,019	(3,937)	4,082
Share repurchases, at cost	—	(165)	(165)
Issued for acquisitions	—	46	46
Dispositions	—	8	8
Balance as of December 31, 2023	8,019	(4,048)	3,971
Share repurchases, at cost	—	(170)	(170)
Issued for acquisitions	—	545	545
Dispositions	—	7	7
Balance as of December 31, 2024	8,019	(3,666)	4,353
Share repurchases, at cost	—	(182)	(182)
Issued for acquisitions	—	—	—
Dispositions	—	8	8
Balance as of December 31, 2025	8,019	(3,840)	4,179

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accompanying consolidated financial statements and the supporting and supplemental material are the responsibility of the management of Exxon Mobil Corporation.
The Corporation’s principal business involves exploration for, and production of, crude oil and natural gas; manufacture, trade, transport, and sale of crude oil, natural gas, petroleum products, petrochemicals and a wide variety of specialty products; and pursuit of lower-emission and other new business opportunities including carbon capture and storage, hydrogen and ammonia, lower-emission fuels, ProxximaTM resin systems, carbon materials, low-carbon data centers, and lithium.
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Note 1. Summary of Accounting Policies
Principles of Consolidation and Accounting for Investments
The Consolidated Financial Statements include the accounts of subsidiaries the Corporation controls and any variable interest entities where it is deemed the primary beneficiary. They also include the Corporation’s share of the undivided interest in certain upstream assets, liabilities, revenues, and expenses. Amounts representing the Corporation’s interest in entities that it does not control, but over which it exercises significant influence, are included in “Investments, advances, and long-term receivables.” Under the equity method of accounting, the Corporation recognizes its share of the net income of these companies in “Income from equity affiliates.”
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
Investments accounted for by the equity method are assessed for possible impairment when events or changes in circumstances indicate that the carrying value of an investment may not be recoverable. Examples of key indicators include a history of operating losses, negative earnings and cash flow outlook, significant downward revisions to oil and gas reserves, and the financial condition and prospects for the investee’s business segment or geographic region. If the decline in value of the investment is other than temporary, the carrying value of the investment is written down to fair value. In the absence of market prices for the investment, discounted cash flows are used to assess fair value. The Corporation’s share of the cumulative foreign exchange translation adjustment for equity method investments is reported in “Accumulated other comprehensive income.”
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

Table of Contents	Financial Table of Contents
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

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
If events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, the Corporation estimates the future undiscounted cash flows of the affected properties to judge the recoverability of carrying amounts. In performing this assessment, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. Cash flows used in recoverability assessments are based on the assumptions developed in the Corporate Plan, which is reviewed and approved by the Board of Directors, and are consistent with the criteria management uses to evaluate investment opportunities. These evaluations make use of the Corporation’s assumptions of future capital allocations, crude oil and natural gas commodity prices, including price differentials, refining and chemical margins, volumes, development and operating costs including greenhouse gas emission prices, and foreign currency exchange rates. Notably, when assessing future cash flows, the Corporation includes the estimated costs in support of reaching its greenhouse gas emission-reduction plans, including its goal of net-zero Scope 1 and 2 greenhouse gas emissions from its operated assets in the Permian Basin by 2035. Volumes are based on projected field and facility production profiles, throughput, or sales. Management’s estimate of upstream production volumes used for projected cash flows makes use of proved reserve quantities and may include risk-adjusted unproved reserve quantities. Cash flow estimates for impairment testing exclude the effects of derivative instruments. As part of the Corporate Plan, the Company considers estimated greenhouse gas emission costs, even for jurisdictions without a current greenhouse gas pricing policy.
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
Other Impairments Related to Property, Plant, and Equipment. Unproved properties are assessed periodically to determine whether they have been impaired. Significant unproved properties are assessed for impairment individually, and valuation allowances against the capitalized costs are recorded based on the Corporation's future development plans, the estimated economic chance of success, and the length of time that the Corporation expects to hold the properties. Properties that are not individually significant are aggregated by groups and amortized based on development risk and average holding period.
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
For all operations, gains or losses from remeasuring foreign currency transactions into the functional currency are included in income.

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2. Earnings Per Share

Earnings per common share	2025	2024	2023
Net income (loss) attributable to ExxonMobil (millions of dollars)	28,844	33,680	36,010

Weighted-average number of common shares outstanding (millions of shares) (1)	4,305	4,298	4,052

Earnings (loss) per common share (dollars) (2)	6.70	7.84	8.89

Dividends paid per common share (dollars)	4.00	3.84	3.68

(1) Includes restricted shares not vested as well as 545 million shares issued for the Pioneer acquisition on May 3, 2024.
(2) The earnings (loss) per common share and earnings (loss) per common share - assuming dilution are the same in each period shown.

Note 3. Disclosures about Segments and Related Information
Our four reportable segments are Upstream, Energy Products, Chemical Products, and Specialty Products. The factors used to identify these reportable segments are based on the nature of the operations that are undertaken by each segment and reflect the nature of internal reviews by our Management Committee (MC). The MC is considered collectively, and not in their individual capacity, to be our Chief Operating Decision Maker (CODM), and includes our CEO, CFO, and two Senior Vice Presidents serving as contact executives overseeing the Upstream and Product Solutions businesses.
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
Net income (loss) attributable to ExxonMobil includes transfers at estimated market prices. In Corporate and Financing, interest revenue relates to interest earned on cash deposits and marketable securities. Interest expense includes non-debt-related interest expense of $0.3 billion in 2025, $0.4 billion in 2024, and $0.2 billion in 2023.

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Year ended December 31, 2025
Revenues and other income
Sales and other operating revenue	25,396	13,993	99,073	145,378	7,594	14,615	5,502	12,269	323,820
Income from equity affiliates	19	4,340	139	198	135	544	7	(52)	5,330
Intersegment revenue	25,637	36,769	19,172	26,694	6,777	3,324	2,133	499	121,005
Other income	437	560	113	849	3	(10)	13	89	2,054
Segment revenues and other income	51,489	55,662	118,497	173,119	14,509	18,473	7,655	12,805	452,209

Costs and other items
Crude oil and product purchases	19,765	10,035	102,027	138,024	8,237	13,069	3,931	8,108	303,196
Operating expenses, excl. depreciation and depletion (1)	11,344	10,515	8,387	9,162	4,620	4,693	2,079	2,297	53,097
Depreciation and depletion (includes impairments)	13,906	7,451	828	749	595	760	107	163	24,559
Interest expense	128	40	5	37	—	(2)	—	13	221
Other taxes and duties	179	2,097	3,240	19,205	79	174	9	184	25,167
Total costs and other deductions	45,322	30,138	114,487	167,177	13,531	18,694	6,126	10,765	406,240
Segment income (loss) before income taxes	6,167	25,524	4,010	5,942	978	(221)	1,529	2,040	45,969
Income tax expense (benefit)	1,104	8,753	792	1,097	75	(144)	327	362	12,366
Segment net income (loss) incl. noncontrolling interests	5,063	16,771	3,218	4,845	903	(77)	1,202	1,678	33,603
Net income (loss) attributable to noncontrolling interests	—	480	226	414	—	26	2	21	1,169
Segment income (loss)	5,063	16,291	2,992	4,431	903	(103)	1,200	1,657	32,434

Reconciliation of consolidated revenues
Segment revenues and other income			452,209
Other revenues (2)			1,034
Elimination of intersegment revenues			(121,005)
Total consolidated revenues and other income			332,238

Reconciliation of income (loss) attributable to ExxonMobil
Total segment income (loss)			32,434
Corporate and Financing income (loss)			(3,590)
Net income (loss) attributable to ExxonMobil			28,844

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
As of December 31, 2025
Additions to property, plant, and equipment (3)	15,872	9,490	703	1,251	800	522	368	227	29,233
Investments in equity companies	5,491	19,429	460	1,048	2,946	2,616	—	775	32,765
Total assets	153,042	134,529	32,652	47,265	17,365	17,991	2,961	8,020	413,825

Reconciliation to Corporate Total	Segment Total		Corporate and Financing		Corporate Total
Additions to property, plant, and equipment (3)	29,233		2,243		31,476
Investments in equity companies	32,765		(112)		32,653
Total assets	413,825		35,155		448,980

(1) Operating expenses, excl. depreciation and depletion includes the following GAAP line items, as reflected on the Income Statement: Production and manufacturing expenses; Selling, general and administrative expenses; Exploration expenses, including dry holes; and Non-service pension and postretirement benefit expense.

(2) Primarily Corporate and Financing Interest revenue of $1,212 million.
(3) Includes non-cash additions.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Year ended December 31, 2024
Revenues and other income
Sales and other operating revenue	22,929	14,202	101,325	159,531	8,558	14,338	5,790	12,463	339,136
Income from equity affiliates	(36)	5,649	140	(109)	166	615	—	(26)	6,399
Intersegment revenue	24,633	41,809	23,626	26,034	7,329	3,893	2,462	573	130,359
Other income	890	670	295	192	5	7	22	116	2,197
Segment revenues and other income	48,416	62,330	125,386	185,648	16,058	18,853	8,274	13,126	478,091

Costs and other items
Crude oil and product purchases	18,325	10,388	110,205	153,811	8,510	12,621	4,160	8,753	326,773
Operating expenses, excl. depreciation and depletion (1)	9,822	10,695	8,034	8,924	4,781	4,419	1,931	2,316	50,922
Depreciation and depletion (includes impairments)	11,510	8,014	799	734	611	485	104	133	22,390
Interest expense	185	82	9	10	1	1	—	3	291
Other taxes and duties	334	2,750	3,421	19,699	68	78	7	185	26,542
Total costs and other deductions	40,176	31,929	122,468	183,178	13,971	17,604	6,202	11,390	426,918
Segment income (loss) before income taxes	8,240	30,401	2,918	2,470	2,087	1,249	2,072	1,736	51,173
Income tax expense (benefit)	1,814	10,622	631	164	460	262	494	243	14,690
Segment net income (loss) incl. noncontrolling interests	6,426	19,779	2,287	2,306	1,627	987	1,578	1,493	36,483
Net income (loss) attributable to noncontrolling interests	—	815	188	372	—	37	2	17	1,431
Segment income (loss)	6,426	18,964	2,099	1,934	1,627	950	1,576	1,476	35,052

Reconciliation of consolidated revenues
Segment revenues and other income			478,091
Other revenues (2)			1,853
Elimination of intersegment revenues			(130,359)
Total consolidated revenues and other income			349,585

Reconciliation of income (loss) attributable to ExxonMobil
Total segment income (loss)			35,052
Corporate and Financing income (loss)			(1,372)
Net income (loss) attributable to ExxonMobil			33,680

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
As of December 31, 2024
Additions to property, plant, and equipment (3)	94,649	8,371	589	1,450	474	1,161	230	227	107,151
Investments in equity companies	4,884	21,396	444	915	3,016	2,649	—	814	34,118
Total assets	154,914	134,609	32,143	43,399	17,445	17,692	2,882	8,040	411,124

Reconciliation to Corporate Total	Segment Total		Corporate and Financing		Corporate Total
Additions to property, plant, and equipment (3)	107,151		2,181		109,332
Investments in equity companies	34,118		(108)		34,010
Total assets	411,124		42,351		453,475

(1) Operating expenses, excl. depreciation and depletion includes the following GAAP line items, as reflected on the Income Statement: Production and manufacturing expenses; Selling, general and administrative expenses; Exploration expenses, including dry holes; and Non-service pension and postretirement benefit expense.

(2) Primarily Corporate and Financing Interest revenue of $1,600 million.
(3) Includes non-cash additions. See Note 20 for additions resulting from the Pioneer acquisition in 2024.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Year ended December 31, 2023
Revenues and other income
Sales and other operating revenue	9,500	16,074	103,868	164,515	7,951	14,314	6,044	12,363	334,629
Income from equity affiliates	63	5,550	140	131	126	761	—	(25)	6,746
Intersegment revenue	20,971	38,982	23,481	28,258	7,991	3,643	2,570	555	126,451
Other income	631	466	183	87	6	12	19	139	1,543
Segment revenues and other income	31,165	61,072	127,672	192,991	16,074	18,730	8,633	13,032	469,369

Costs and other items
Crude oil and product purchases	9,945	11,279	107,796	152,487	8,824	13,096	4,718	8,955	317,100
Operating expenses, excl. depreciation and depletion (1)	6,696	10,960	7,851	9,434	4,560	4,643	1,822	2,238	48,204
Depreciation and depletion (includes impairments)	8,863	7,737	765	797	605	706	93	222	19,788
Interest expense	82	74	4	7	2	2	—	2	173
Other taxes and duties	361	2,684	3,421	22,226	61	78	6	174	29,011
Total costs and other deductions	25,947	32,734	119,837	184,951	14,052	18,525	6,639	11,591	414,276
Segment income (loss) before income taxes	5,218	28,338	7,835	8,040	2,022	205	1,994	1,441	55,093
Income tax expense (benefit)	1,016	10,593	1,543	1,492	396	158	458	235	15,891
Segment net income (loss) incl. noncontrolling interests	4,202	17,745	6,292	6,548	1,626	47	1,536	1,206	39,202
Net income (loss) attributable to noncontrolling interests	—	639	169	529	—	36	—	28	1,401
Segment income (loss)	4,202	17,106	6,123	6,019	1,626	11	1,536	1,178	37,801

Reconciliation of consolidated revenues
Segment revenues and other income			469,369
Other revenues (2)			1,664
Elimination of intersegment revenues			(126,451)
Total consolidated revenues and other income			344,582

Reconciliation of income (loss) attributable to ExxonMobil
Total segment income (loss)			37,801
Corporate and Financing income (loss)			(1,791)
Net income (loss) attributable to ExxonMobil			36,010

(1) Operating expenses, excl. depreciation and depletion includes the following GAAP line items, as reflected on the Income Statement: Production and manufacturing expenses; Selling, general and administrative expenses; Exploration expenses, including dry holes; and Non-service pension and postretirement benefit expense.

(2) Primarily Corporate and Financing Interest revenue of $1,628 million.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

Table of Contents	Financial Table of Contents
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

Sales and other operating revenue (millions of dollars)	2025	2024	2023

Revenue from contracts with customers	226,909	245,143	256,455
Revenue outside the scope of ASC 606	96,996	94,104	78,242
Total	323,905	339,247	334,697

Geographic

Sales and other operating revenue (millions of dollars)	2025	2024	2023

United States	137,639	138,657	127,374
Non-U.S.	186,266	200,590	207,323
Total	323,905	339,247	334,697

Significant non-U.S. revenue sources include: (1)
Canada	27,363	29,746	28,994

(1) Revenue is determined by primary country of operations. Excludes certain sales and other operating revenues in Non-U.S. operations where attribution to a specific country is not practicable.

Long-lived assets (millions of dollars)	December 31,
	2025	2024	2023

United States	183,619	178,633	95,792
Non-U.S.	115,754	115,685	119,148
Total	299,373	294,318	214,940

Significant non-U.S. long-lived assets include:
Canada	29,973	28,761	31,682

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4. Pension and Other Postretirement Benefits
The benefit obligations and plan assets associated with the Corporation’s principal benefit plans are measured on December 31.

	Pension Benefits				Other Postretirement Benefits

(millions of dollars, except where stated otherwise)	U.S.		Non-U.S.
	2025	2024	2025	2024	2025	2024

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate (percent)	5.50	5.70	5.00	4.60	5.50	5.80
Long-term rate of compensation increase (percent)	4.00	4.00	4.30	4.20	4.00	4.00

Change in benefit obligation
Benefit obligation at January 1	12,999	13,143	19,198	21,327	4,791	5,014
Service cost	517	499	324	338	75	81
Interest cost	677	671	842	823	262	250
Actuarial loss/(gain) (1)	218	(441)	(1,231)	(658)	55	(81)
Benefits paid (2)(3)	(1,104)	(874)	(1,273)	(1,240)	(449)	(534)
Foreign exchange rate changes	—	—	1,648	(1,274)	20	(40)
Amendments, divestments and other (5)(6)	(795)	1	(990)	(118)	138	101
Benefit obligation at December 31	12,512	12,999	18,518	19,198	4,892	4,791
Accumulated benefit obligation at December 31	10,838	11,227	17,210	17,818	—	—

For selection of the discount rate for U.S. plans, several sources of information are considered, including interest rate market indicators and the effective discount rate determined by use of a yield curve based on high-quality bonds applied to the estimated cash outflows for benefit payments. For major non-U.S. plans, the discount rate is determined by using a spot yield curve of high-quality, local-currency-denominated bonds at an average maturity approximating that of the liabilities.
The measurement of the accumulated postretirement benefit obligation assumes a health care cost trend rate of 4.0 percent in 2027 and subsequent years.

	Pension Benefits				Other Postretirement Benefits

(millions of dollars)	U.S.		Non-U.S.
	2025	2024	2025	2024	2025	2024

Change in plan assets
Fair value at January 1	11,244	11,367	17,378	18,431	364	371
Actual return on plan assets	1,189	286	680	862	40	20
Foreign exchange rate changes	—	—	1,364	(1,051)	—	—
Company contribution	250	300	307	288	29	24
Benefits paid (4)	(878)	(709)	(940)	(931)	(49)	(51)
Other (5)(6)	(767)	—	(641)	(221)	—	—
Fair value at December 31	11,038	11,244	18,148	17,378	384	364

(1) Actuarial loss/(gain) primarily reflects a lower discount rate in the U.S. and generally higher discount rates outside of the U.S.
(2) Benefit payments for funded and unfunded plans.
(3) For 2024, other postretirement benefits paid are net of $10 million of Medicare subsidy receipts.
(4) Benefit payments for funded plans.
(5) The U.S. ExxonMobil Pension Plan purchased a group annuity contract from an insurer in 2025 for $767 million to transfer obligations to pay future benefits. The transaction did not change the amount of pension benefits payable to transferred participants and did not require additional funding from the plan.

(6) Non-U.S. includes benefit obligation and plan asset reductions in 2025 of $1,059 million and $642 million, respectively, resulting from the divestment of Product Solutions affiliates in France.

Table of Contents	Financial Table of Contents
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

	Pension Benefits

(millions of dollars)	U.S.		Non-U.S.
	2025	2024	2025	2024

Assets in excess of/(less than) benefit obligation
Balance at December 31
Funded plans	(81)	(267)	2,879	1,679
Unfunded plans	(1,393)	(1,488)	(3,249)	(3,499)
Total	(1,474)	(1,755)	(370)	(1,820)

The authoritative guidance for defined benefit pension and other postretirement plans requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its Consolidated Balance Sheet and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income.

	Pension Benefits				Other Postretirement Benefits

(millions of dollars)	U.S.		Non-U.S.
	2025	2024	2025	2024	2025	2024
Assets in excess of/(less than) benefit obligation
Balance at December 31 (1)	(1,474)	(1,755)	(370)	(1,820)	(4,508)	(4,427)

Amounts recorded in the Consolidated Balance Sheet consist of:
Other assets	3	2	3,175	2,399	—	—
Current liabilities	(199)	(213)	(208)	(207)	(276)	(283)
Postretirement benefits reserves	(1,278)	(1,544)	(3,337)	(4,012)	(4,232)	(4,144)
Total recorded	(1,474)	(1,755)	(370)	(1,820)	(4,508)	(4,427)

Amounts recorded in accumulated other comprehensive income consist of:
Net actuarial loss/(gain)	79	631	(532)	557	(1,291)	(1,421)
Prior service cost	(222)	(252)	447	420	(345)	(405)
Total recorded in accumulated other comprehensive income	(143)	379	(85)	977	(1,636)	(1,826)

(1) Fair value of assets less benefit obligation shown on the preceding page.

Table of Contents	Financial Table of Contents
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

	Pension Benefits						Other Postretirement Benefits

(millions of dollars, except where stated otherwise)	U.S.			Non-U.S.
	2025	2024	2023	2025	2024	2023	2025	2024	2023

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31
Discount rate (percent)	5.70	5.30	5.60	4.60	4.30	4.90	5.80	5.30	5.60
Long-term rate of return on funded assets (percent)	6.00	6.80	5.20	4.70	5.50	4.20	5.30	6.00	4.70
Long-term rate of compensation increase (percent)	4.00	4.50	4.50	4.20	4.50	5.20	4.00	4.50	4.50

Components of net periodic benefit cost
Service cost	517	499	466	324	338	323	75	81	78
Interest cost	677	671	664	842	823	922	262	250	276
Expected return on plan assets	(596)	(724)	(532)	(838)	(955)	(688)	(16)	(20)	(14)
Amortization of actuarial loss/(gain)	73	83	85	37	97	108	(103)	(103)	(122)
Amortization of prior service cost	(31)	(31)	(29)	59	50	52	(62)	(63)	(42)
Net pension enhancement and curtailment/settlement cost	75	27	29	22	16	5	(1)	—	—
Net periodic benefit cost	715	525	683	446	369	722	155	145	176

Changes in amounts recorded in accumulated other comprehensive income:
Net actuarial loss/(gain)	(406)	(3)	(39)	(1,073)	(611)	602	32	(81)	154
Amortization of actuarial (loss)/gain	(147)	(110)	(114)	(38)	(112)	(108)	103	103	122
Prior service cost/(credit)	—	—	(17)	19	81	153	—	(8)	(312)
Amortization of prior service (cost)/credit	31	31	29	(59)	(44)	(52)	63	63	42
Foreign exchange rate changes	—	—	—	89	(102)	46	(8)	9	(2)
Total recorded in other comprehensive income	(522)	(82)	(141)	(1,062)	(788)	641	190	86	4
Total recorded in net periodic benefit cost and other comprehensive income, before tax	193	443	542	(616)	(419)	1,363	345	231	180

Costs for defined contribution plans were $0.4 billion, $0.4 billion, and $0.4 billion in 2025, 2024, and 2023, respectively.

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the change in accumulated other comprehensive income is shown in the table below:

	Total Pension and Other Postretirement Benefits

(millions of dollars)	2025	2024	2023

(Charge)/credit to other comprehensive income, before tax
U.S. pension	522	82	141
Non-U.S. pension	1,062	788	(641)
Other postretirement benefits	(190)	(86)	(4)
Total (charge)/credit to other comprehensive income, before tax	1,394	784	(504)
(Charge)/credit to income tax (see Note 5)	(376)	(208)	180
(Charge)/credit to investment in equity companies	29	24	16
(Charge)/credit to other comprehensive income including noncontrolling interests, after tax	1,047	600	(308)
Charge/(credit) to equity of noncontrolling interests	(59)	(120)	54
(Charge)/credit to other comprehensive income attributable to ExxonMobil	988	480	(254)

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
Target asset allocations for benefit plans are reviewed periodically and set based on considerations such as risk, diversification, liquidity, and funding level. The target asset allocations for the major benefit plans range from 5 to 40 percent in equity securities and the remainder in fixed income securities. The equity allocation for the U.S. plan includes a target allocation of 10 percent to limited partnerships that focus on the venture capital, growth and buyout sectors of the private equity market. Certain non-U.S. plans include small allocations to private equity partnerships that primarily focus on early-stage venture capital.
The fair value measurement levels are accounting terms that refer to different methods of valuing assets. The terms do not represent the relative risk or credit quality of an investment.

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The 2025 fair value of the benefit plan assets, including the level within the fair value hierarchy, is shown in the tables below:

	U.S. Pension						Non-U.S. Pension

(millions of dollars)	Fair Value Measurement at December 31, 2025, Using:						Fair Value Measurement at December 31, 2025, Using:
	Level 1	Level 2		Level 3	Net Asset Value	Total	Level 1		Level 2		Level 3	Net Asset Value	Total

Asset category:
Equity securities
U.S.	—	—		—	2,018	2,018	—		—		—	1,659	1,659
Non-U.S.	—	—		—	1,216	1,216	54	(1)	—		—	993	1,047
Private equity	—	—		—	728	728	—		—		—	337	337
Debt securities
Corporate	—	985	(2)	—	4,238	5,223	—		54	(2)	—	3,980	4,034
Government	—	696	(2)	—	990	1,686	99	(3)	169	(2)	—	9,033	9,301
Asset-backed	—	—		—	1	1	—		18	(2)	—	149	167
Other	—	—		—	—	—	—		—		—	33	33
Real Estate	—	—		—	—	—	—		—		—	151	151
Cash	—	—		—	141	141	11		9	(4)	—	1,383	1,403
Other	—	23		—	—	23	—		—		—	—	—
Total at fair value	—	1,704		—	9,332	11,036	164		250		—	17,718	18,132
Insurance contracts at contract value						2							16
Total plan assets						11,038							18,148

(1) For non-U.S. equity securities held in separate accounts, fair value is based on observable quoted prices on active exchanges.
(2) For corporate, government and asset-backed debt securities, fair value is based on observable inputs of comparable market transactions.
(3) For government debt securities that are traded on active exchanges, fair value is based on observable quoted prices.
(4) For cash balances that are subject to withdrawal penalties or other adjustments, the fair value is treated as a level 2 input.

	Other Postretirement

(millions of dollars)	Fair Value Measurement at December 31, 2025, Using:
	Level 1		Level 2		Level 3	Net Asset Value	Total

Asset category:
Equity securities
U.S.	95	(5)	—		—	—	95
Non-U.S.	41	(5)	—		—	—	41
Debt securities
Corporate	—		58	(6)	—	—	58
Government	—		185	(6)	—	—	185
Asset-backed	—		3	(6)	—	—	3
Cash	—		2		—	—	2
Total at fair value	136		248		—	—	384

(5) For equity securities held in separate accounts, fair value is based on observable quoted prices on active exchanges.
(6) For corporate, government and asset-backed debt securities, fair value is based on observable inputs of comparable market transactions.

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The 2024 fair value of the benefit plan assets, including the level within the fair value hierarchy, is shown in the tables below:

	U.S. Pension						Non-U.S. Pension

(millions of dollars)	Fair Value Measurement at December 31, 2024, Using:						Fair Value Measurement at December 31, 2024, Using:
	Level 1	Level 2		Level 3	Net Asset Value	Total	Level 1		Level 2		Level 3	Net Asset Value	Total

Asset category:
Equity securities
U.S.	—	—		—	2,263	2,263	—		—		—	2,865	2,865
Non-U.S.	—	—		—	1,225	1,225	43	(1)	—		—	1,560	1,603
Private equity	—	—		—	439	439	—		—		—	291	291
Debt securities
Corporate	—	971	(2)	—	4,498	5,469	—		49	(2)	—	3,650	3,699
Government	—	592	(2)	—	1,126	1,718	77	(3)	141	(2)	—	8,222	8,440
Asset-backed	—	—		—	1	1	—		12	(2)	—	180	192
Other	—	—		—	—	—	—		—		—	13	13
Real Estate	—	—		—	—	—	—		—		—	107	107
Cash	—	—		—	113	113	78		6	(4)	—	69	153
Other	—	14		—	—	14	—		—		—	—	—
Total at fair value	—	1,577		—	9,665	11,242	198		208		—	16,957	17,363
Insurance contracts at contract value						2							15
Total plan assets						11,244							17,378

(1) For non-U.S. equity securities held in separate accounts, fair value is based on observable quoted prices on active exchanges.
(2) For corporate, government and asset-backed debt securities, fair value is based on observable inputs of comparable market transactions.
(3) For government debt securities that are traded on active exchanges, fair value is based on observable quoted prices.
(4) For cash balances that are subject to withdrawal penalties or other adjustments, the fair value is treated as a level 2 input.

	Other Postretirement

(millions of dollars)	Fair Value Measurement at December 31, 2024, Using:
	Level 1		Level 2		Level 3	Net Asset Value	Total

Asset category:
Equity securities
U.S.	92	(5)	—		—	—	92
Non-U.S.	36	(5)	—		—	—	36
Debt securities
Corporate	—		57	(6)	—	—	57
Government	—		174	(6)	—	—	174
Asset-backed	—		3	(6)	—	—	3
Cash	—		2		—	—	2
Total at fair value	128		236		—	—	364

(5) For equity securities held in separate accounts, fair value is based on observable quoted prices on active exchanges.
(6) For corporate, government and asset-backed debt securities, fair value is based on observable inputs of comparable market transactions.

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets is shown in the table below:

	Pension Benefits

(millions of dollars)	U.S.		Non-U.S.
	2025	2024	2025	2024

For funded pension plans with an accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	—	—	127	1,025
Fair value of plan assets	—	—	66	574

For funded pension plans with a projected benefit obligation in excess of plan assets:
Projected benefit obligation	11,107	11,501	1,137	1,982
Fair value of plan assets	11,025	11,232	840	1,261

For unfunded pension plans:
Projected benefit obligation	1,393	1,488	3,249	3,499
Accumulated benefit obligation	1,184	1,229	3,057	3,224

All other postretirement benefit plans are unfunded or underfunded.

	Pension Benefits		Other Postretirement Benefits

(millions of dollars)	U.S.	Non-U.S.	Gross	Medicare Subsidy Receipt

Contributions expected in 2026	—	306	—	—
Benefit payments expected in:
2026	1,024	1,107	350	1
2027	1,017	1,121	347	1
2028	1,049	1,135	346	1
2029	1,053	1,149	346	1
2030	1,060	1,149	348	1
2031 - 2035	5,701	5,759	1,775	3

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Other Comprehensive Income Information

ExxonMobil Share of Accumulated Other Comprehensive Income (millions of dollars)	Cumulative Foreign Exchange Translation Adjustment	Postretirement Benefits Reserves Adjustment	Total

Balance as of December 31, 2022	(14,591)	1,321	(13,270)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	1,108	(305)	803
Amounts reclassified from accumulated other comprehensive income	427	51	478
Total change in accumulated other comprehensive income	1,535	(254)	1,281
Balance as of December 31, 2023	(13,056)	1,067	(11,989)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	(3,110)	449	(2,661)
Amounts reclassified from accumulated other comprehensive income	—	31	31
Total change in accumulated other comprehensive income	(3,110)	480	(2,630)
Balance as of December 31, 2024	(16,166)	1,547	(14,619)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	2,360	952	3,312
Amounts reclassified from accumulated other comprehensive income	408	36	444
Total change in accumulated other comprehensive income	2,768	988	3,756
Balance as of December 31, 2025	(13,398)	2,535	(10,863)

(1) Cumulative Foreign Exchange Translation Adjustment includes net investment hedge gain/(loss) net of taxes of $(294) million, $196 million, and $(135) million in 2025, 2024, and 2023, respectively.

Amounts Reclassified Out of Accumulated Other Comprehensive Income - Before-tax Income/(Expense) (millions of dollars)	2025	2024	2023

Foreign exchange translation gain/(loss) included in net income (Statement of Income line: Other income)	(391)	—	(609)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs (Statement of Income line: Non-service pension and postretirement benefit expense)	(46)	(70)	(81)

Income Tax (Expense)/Credit For Components of Other Comprehensive Income (millions of dollars)	2025	2024	2023

Foreign exchange translation adjustment	145	14	341
Postretirement benefits reserves adjustment (excluding amortization)	(368)	(181)	200
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	(8)	(27)	(20)
Total	(231)	(194)	521

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Financial Instruments and Derivatives
The estimated fair value of financial instruments and derivatives at December 31, 2025, and December 31, 2024, and the related hierarchy level for the fair value measurement was as follows:

	December 31, 2025

	Fair Value
(millions of dollars)	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	5,197	2,259	—	7,456	(6,261)	(341)	—	854
Advances to/receivables from equity companies (2)(6)	—	1,935	3,938	5,873	—	—	256	6,129
Other long-term financial assets (3)	1,536	—	1,800	3,336	—	—	216	3,552

Liabilities
Derivative liabilities (4)	4,994	2,043	—	7,037	(6,261)	(141)	—	635
Long-term debt (5)	24,678	3,909	—	28,587	—	—	3,248	31,835
Long-term obligations to equity companies (6)	—	—	542	542	—	—	—	542
Other long-term financial liabilities (7)	—	—	348	348	—	—	16	364

	December 31, 2024

	Fair Value
(millions of dollars)	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	3,223	1,206	—	4,429	(3,913)	(3)	—	513
Advances to/receivables from equity companies (2)(6)	—	2,466	4,167	6,633	—	—	451	7,084
Other long-term financial assets (3)	1,468	—	1,504	2,972	—	—	247	3,219

Liabilities
Derivative liabilities (4)	3,561	1,416	—	4,977	(3,913)	(341)	—	723
Long-term debt (5)	28,884	1,813	—	30,697	—	—	3,935	34,632
Long-term obligations to equity companies (6)	—	—	1,393	1,393	—	—	(47)	1,346
Other long-term financial liabilities (7)	—	—	583	583	—	—	57	640

(1) Included in the Balance Sheet lines: Notes and accounts receivable - net and Other assets, including intangibles - net.
(2) Included in the Balance Sheet line: Investments, advances, and long-term receivables.
(3) Included in the Balance Sheet lines: Investments, advances, and long-term receivables and Other assets, including intangibles - net.
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

At December 31, 2025, and December 31, 2024, respectively, the Corporation had $0.5 billion and $0.5 billion of collateral under master netting arrangements not offset against the derivatives on the Consolidated Balance Sheet, primarily related to initial margin requirements.

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivative Instruments. The Corporation’s size, strong capital structure, geographic diversity, and the complementary nature of its business segments reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates, and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and to generate returns from trading. Commodity contracts held for trading purposes are presented in the Consolidated Statement of Income on a net basis in the line “Sales and other operating revenue” and in the Consolidated Statement of Cash Flows in “Cash Flows from Operating Activities” and included before-tax realized and unrealized gains of $1.1 billion, losses of $0.7 billion, and gains of $1.0 billion in 2025, 2024, and 2023, respectively. The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of December 31, 2025 and 2024, or results of operations for 2025, 2024, and 2023.
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
The net notional long/(short) position of derivative instruments at December 31, 2025, and December 31, 2024, was as follows:

(millions)	December 31,	December 31,
	2025	2024

Crude oil (barrels)	6	13
Petroleum products (barrels)	(27)	(32)
Natural gas (MMBTUs)	(449)	(675)

Note 7. Litigation and Other Contingencies
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

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Contingencies. The Corporation and certain of its consolidated subsidiaries were contingently liable at December 31, 2025, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. Where it is not possible to make a reasonable estimation of the maximum potential amount of future payments, future performance is expected to be either immaterial or have only a remote chance of occurrence.

	December 31, 2025

(millions of dollars)	Equity Company Obligations (1)	Other Third-Party Obligations	Total

Guarantees
Non-debt-related	667	6,185	6,852
Total	667	6,185	6,852

(1) ExxonMobil share.
Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition.

Note 8. Equity Company Information
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
The share of total equity company revenues from sales to ExxonMobil consolidated companies was 10 percent, 9 percent, and 9 percent in 2025, 2024, and 2023, respectively.
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

Equity Company Financial Summary (millions of dollars)	2025		2024		2023
	Total	ExxonMobil Share	Total	ExxonMobil Share	Total	ExxonMobil Share

Total revenues	111,193	34,309	117,036	35,532	132,783	40,682
Income before income taxes	26,493	7,106	33,357	9,304	35,999	10,078
Income taxes	8,174	2,054	11,434	3,209	11,404	3,085
Income from equity affiliates	18,319	5,052	21,923	6,095	24,595	6,993

Current assets	46,577	16,738	50,779	18,286	53,081	18,713
Long-term assets	138,809	37,398	145,671	39,092	150,198	40,986
Total assets	185,386	54,136	196,450	57,378	203,279	59,699

Current liabilities	28,135	8,947	26,786	8,699	30,721	9,652
Long-term liabilities	47,301	14,361	55,218	16,484	57,237	17,059
Net assets	109,950	30,828	114,446	32,195	115,321	32,988

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A list of significant equity companies as of December 31, 2025, together with the Corporation’s percentage ownership interest, is detailed below:

Percentage Ownership Interest

Upstream
Barzan Gas Company Limited	7
BEB Erdgas und Erdoel GmbH & Co. KG	50
Caspian Pipeline Consortium	8
Coral FLNG S.A.	25
Cross Timbers Energy LLC	50
GasTerra B.V.	25
Golden Pass LNG Terminal LLC	30
Golden Pass Pipeline LLC	30
Marine Well Containment Company LLC	13
Mozambique Rovuma Venture S.p.A.	36
Nederlandse Aardolie Maatschappij B.V.	50
Papua New Guinea Liquefied Natural Gas Global Company LDC	33
Permian Highway Pipeline LLC	17
QatarEnergy LNG N (2)	24
QatarEnergy LNG NFE (3)	25
QatarEnergy LNG S (2)	31
QatarEnergy LNG S (3)	30
South Hook LNG Terminal Company Limited	24
Tengizchevroil LLP	25

Energy Products, Chemical Products, and/or Specialty Products
Al-Jubail Petrochemical Company	50
Alberta Products Pipe Line Ltd.	45
Fujian Refining & Petrochemical Co. Ltd.	25
Gulf Coast Growth Ventures LLC	50
Infineum USA L.P.	50
Permian Express Partners LLC	12
Saudi Aramco Mobil Refinery Company Ltd.	50
Saudi Yanbu Petrochemical Co.	50

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9. Property, Plant, and Equipment and Asset Retirement Obligations

Property, Plant, and Equipment (millions of dollars)	December 31, 2025		December 31, 2024
	Cost	Net	Cost	Net

Upstream	436,018	228,235	423,038	226,021
Energy Products	60,261	29,547	58,259	28,349
Chemical Products	39,594	20,053	39,224	19,973
Specialty Products	8,820	4,333	9,559	4,229
Other	25,366	17,205	23,823	15,746
Total	570,059	299,373	553,903	294,318

In 2025, the Corporation identified situations where events or changes in circumstances indicated that the carrying value of certain long-lived assets may not be recoverable and conducted impairment assessments. The Corporation recognized before-tax impairment charges of $1.6 billion in Upstream, $0.1 billion in Chemical Products, and $0.3 billion in Other.
In 2024, before-tax impairment charges recognized are immaterial.
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
Impairment charges are primarily recognized in the lines “Depreciation and depletion” and “Exploration expenses, including dry holes” on the Consolidated Statement of Income. Accumulated depreciation and depletion totaled $270,686 million at the end of 2025 and $259,585 million at the end of 2024.

Table of Contents	Financial Table of Contents
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
The following table summarizes the activity in the liability for asset retirement obligations:

(millions of dollars)	2025	2024	2023

Balance at January 1	12,032	12,989	10,491
Accretion expense and other provisions	623	709	734
Reduction due to property sales	(927)	(1,445)	(288)
Payments made	(1,289)	(1,191)	(693)
Liabilities incurred	539	728	985
Foreign currency translation	386	(447)	124
Revisions	1,154	689	1,636
Balance at December 31	12,518	12,032	12,989

The long-term Asset Retirement Obligations were $11.3 billion and $10.9 billion at December 31, 2025 and 2024, respectively, and are included in “Other long-term obligations” on the Consolidated Balance Sheet. Estimated cash payments in 2026 and 2027 are $1.3 billion and $1.5 billion, respectively.

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Additional Working Capital Information

(millions of dollars)	Dec 31, 2025	Dec 31, 2024

Notes and accounts receivable
Trade, less reserves of $270 million and $162 million	35,744	35,282
Other, less reserves of $170 million and $314 million	8,818	8,399
Total	44,562	43,681

Notes and loans payable
Bank loans	3	63
Commercial paper	3,059	—
Long-term debt due within one year	6,234	4,892
Total	9,296	4,955

Accounts payable and accrued liabilities
Trade payables	36,049	36,145
Payables to equity companies	8,694	10,378
Accrued taxes other than income taxes	3,549	3,577
Other	12,619	11,197
Total	60,911	61,297

Trade notes and accounts receivables include both receivables within the scope of ASC 606 and outside the scope of ASC 606. Receivables outside the scope of ASC 606 primarily relate to physically settled commodity contracts accounted for as derivatives. Credit quality and type of customer are generally similar between receivables within the scope of ASC 606 and those outside it.
The Corporation has short-term committed lines of credit of $7.3 billion which were unused as of December 31, 2025. These lines of credit are available for general corporate purposes.
The weighted-average interest rate on short-term borrowings outstanding was 3.8 percent at December 31, 2025.

Note 11. Investments, Advances, and Long-Term Receivables

(millions of dollars)	Dec 31, 2025	Dec 31, 2024

Equity method company investments and advances
Investments	32,653	34,010
Advances, net of allowances of $33 million and $40 million	6,130	7,084
Total equity method company investments and advances	38,783	41,094
Equity securities carried at fair value and other investments at adjusted cost basis	271	343
Long-term receivables and miscellaneous, net of reserves of $2,500 million and $2,433 million	6,263	5,763
Total	45,317	47,200

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Long-Term Debt
At December 31, 2025, long-term debt consisted of $26.4 billion due in U.S. dollars and $7.8 billion representing the U.S. dollar equivalent at year-end exchange rates of amounts payable in foreign currencies. These amounts exclude that portion of long-term debt, totaling $6.2 billion, which matures within one year and is included in current liabilities.
The amounts of long-term debt, excluding finance lease obligations, maturing in each of the four years after December 31, 2026, are: 2027 – $2.5 billion; 2028 – $1.7 billion; 2029 – $1.7 billion; and 2030 – $5.3 billion. At December 31, 2025, the Corporation's unused long-term lines of credit were $1.0 billion.
The Corporation may use non-derivative financial instruments, such as its foreign currency-denominated debt, as hedges of its net investments in certain foreign subsidiaries. Under this method, the change in the carrying value of the financial instruments due to foreign exchange fluctuations is reported in accumulated other comprehensive income. As of December 31, 2025, the Corporation has designated its $3.5 billion of Euro-denominated debt and related accrued interest as a net investment hedge of its European business. The net investment hedge is deemed to be perfectly effective.

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summarized long-term debt at year-end 2025 and 2024 are shown in the table below:

(millions of dollars, except where stated otherwise)	Average Rate (1)	Dec 31, 2025	Dec 31, 2024

Exxon Mobil Corporation (2)(3)
3.043% notes due 2026		—	2,500
2.275% notes due 2026		—	1,000
3.294% notes due 2027		1,000	1,000
2.440% notes due 2029		1,250	1,250
3.482% notes due 2030		2,032	1,992
2.610% notes due 2030		2,016	2,000
2.995% notes due 2039		750	750
4.227% notes due 2040		2,043	2,076
3.567% notes due 2045		986	1,000
4.114% notes due 2046		2,497	2,500
3.095% notes due 2049		1,500	1,500
4.327% notes due 2050		2,750	2,750
3.452% notes due 2051		2,750	2,750
Exxon Mobil Corporation - Euro-denominated
0.524% notes due 2028		1,175	1,039
0.835% notes due 2032		1,175	1,039
1.408% notes due 2039		1,175	1,039
XTO Energy Inc. (4)
6.100% senior notes due 2036		186	187
6.750% senior notes due 2037		282	284
6.375% senior notes due 2038		219	221
Pioneer Natural Resources Company (5)
1.125% senior notes due 2026		—	718
5.100% senior notes due 2026		—	1,097
7.200% senior notes due 2028		247	250
1.900% senior notes due 2030		958	931
2.150% senior notes due 2031		869	846
Parsley Energy LLC (6)
4.125% senior notes due 2028		133	131

Industrial revenue bonds due 2026-2051	2.540%	2,005	2,032
Finance leases & other obligations	4.668%	6,313	3,951
Debt issuance costs		(70)	(78)
Total long-term debt		34,241	36,755

(1) Average effective or imputed interest rates at December 31, 2025.
(2) Includes impacts of hedge accounting of interest rate swaps.
(3) Includes premiums of $72 million in 2025 and $76 million in 2024.
(4) Includes premiums of $60 million in 2025and $66 million in 2024.
(5) Includes net discounts of $267 million in 2025 and $348 million in 2024.
(6) Includes discounts of $5 million in 2025 and $7 million in 2024.

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Leases
The Corporation and its consolidated affiliates generally purchase the property, plant, and equipment used in operations, but there are situations where assets are leased, primarily for drilling equipment, tankers, office buildings, railcars, and other moveable equipment. Right of use assets and lease liabilities are established on the balance sheet for leases with an expected term greater than one year by discounting the amounts fixed in the lease agreement for the duration of the lease which is reasonably certain, considering the probability of exercising any early termination and extension options. The portion of the fixed payment related to service costs for drilling equipment, tankers, and finance leases is excluded from the calculation of right of use assets and lease liabilities. Generally, assets are leased only for a portion of their useful lives and are accounted for as operating leases. In limited situations, assets are leased for nearly all of their useful lives and are accounted for as finance leases.
Variable payments under these lease agreements are not significant. Residual value guarantees, restrictions, covenants related to leases, and transactions with related parties are also not significant. In general, leases are capitalized using the incremental borrowing rate of the leasing affiliate. The Corporation’s activities as a lessor are not significant.

Lease Cost (millions of dollars)	Operating Leases			Finance Leases
	2025	2024	2023	2025	2024	2023

Operating lease cost	2,450	2,296	1,976
Short-term and other (net of sublease rental income)	1,490	2,047	1,563
Amortization of right of use assets				161	140	107
Interest on lease liabilities				167	149	140
Total (1)	3,940	4,343	3,539	328	289	247

(1) Includes $984 million, $1,195 million, and $999 million for drilling rigs and related equipment operating leases in 2025, 2024, and 2023, respectively.

Balance Sheet (millions of dollars)	Operating Leases		Finance Leases
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024

Right of use assets
Included in Other assets, including intangibles - net	7,224	7,123
Included in Property, plant, and equipment - net			3,284	2,888
Total right of use assets	7,224	7,123	3,284	2,888

Lease liability due within one year
Included in Accounts payable and accrued liabilities	1,942	1,852	7	6
Included in Notes and loans payable			137	117
Long-term lease liability
Included in Other long-term obligations	4,892	4,626
Included in Long-term debt			2,406	2,123
Included in Long-term obligations to equity companies			109	115
Total lease liability (2)	6,834	6,478	2,659	2,361

Weighted-average remaining lease term (years)	8	7	17	18
Weighted-average discount rate (percent)	4.7%	4.9%	8.1%	6.4%

(2) Includes $1,691 million and $2,198 million for drilling rigs and related equipment operating leases in 2025 and 2024, respectively.

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity Analysis of Lease Liabilities (millions of dollars)	Operating Leases	Finance Leases
	December 31, 2025

2026	2,189	362
2027	1,609	351
2028	1,042	348
2029	502	341
2030	402	335
2031 and beyond	2,237	3,128
Total lease payments	7,981	4,865
Discount to present value	(1,147)	(2,206)
Total lease liability	6,834	2,659
In addition to the lease liabilities in the table immediately above, at December 31, 2025, undiscounted commitments for leases not yet commenced totaled $3.0 billion for operating leases and $0.8 billion for finance leases. Estimated cash payments for operating and finance leases not yet commenced are $0.2 billion and $0.3 billion for 2026 and 2027 respectively. Operating leases not yet commenced primarily relate to LNG transportation vessels.

Other Information (millions of dollars)	Operating Leases			Finance Leases
	2025	2024	2023	2025	2024	2023

Cash paid for amounts included in the measurement of lease liabilities
Cash flows from operating activities	1,522	1,301	1,135	20	20	20
Cash flows from investing activities	868	837	758
Cash flows from financing activities				140	121	86

Noncash right of use assets recorded for lease liabilities
In exchange for lease liabilities during the period	2,310	2,074	2,161	403	109	529

Note 14. Miscellaneous Financial Information
Research and development expenses totaled $1.2 billion in 2025, $1.0 billion in 2024, and $0.9 billion in 2023.
Net income included before-tax aggregate foreign exchange transaction gains/(losses) of $0.2 billion, $(0.5) billion, and $(0.1) billion in 2025, 2024, and 2023, respectively.
LIFO Inventory. In 2025, 2024, and 2023, net income included gains of $0.3 billion, $0.2 billion, and $0.4 billion, respectively, attributable to the combined effects of LIFO inventory accumulations and drawdowns. The aggregate replacement cost of inventories was estimated to exceed their LIFO carrying values by approximately $7 billion and $10 billion at December 31, 2025 and 2024, respectively.
Crude oil, products, and merchandise as of year-end 2025 and 2024 consist of the following:

(millions of dollars)	Dec 31, 2025	Dec 31, 2024
Crude oil	7,976	6,483
Petroleum products	6,889	6,017
Chemical products (1)	4,261	4,142
Gas/other	3,853	2,802
Total	22,979	19,444

(1) Chemical products includes basic chemicals (olefins and aromatics), polymers (such as polyolefins, adhesions, specialty elastomers, & butyl), intermediates (e.g., hydrocarbon fluids, plasticizers), and synthetics.

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Government Assistance. ASC 832 "Government Assistance" requires disclosure of certain types of government assistance not otherwise covered by authoritative accounting guidance. During 2023 to 2025, certain governments provided payments which, individually and in aggregate, were immaterial to the Corporation's consolidated financial statements. The terms and conditions of these programs, including their duration, vary by country. In connection with cap and trade programs in certain countries outside the United States, companies receive allowances from governments covering a specified level of emissions from facilities they operate. The Corporation records these allowances at a nominal amount, generally in "Inventories - Crude oil, products and merchandise" on the Consolidated Balance Sheet.

Note 15. Income and Other Taxes

(millions of dollars)	2025			2024			2023
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Income tax expense (benefit) Federal and non-U.S.
Current	143	10,271	10,414	2,061	11,940	14,001	1,987	12,111	14,098
Deferred - net	372	596	968	(318)	(512)	(830)	463	481	944
U.S. tax on non-U.S. operations	175	—	175	241	—	241	315	—	315
Total federal and non-U.S.	690	10,867	11,557	1,984	11,428	13,412	2,765	12,592	15,357
State	(53)	—	(53)	398	—	398	72	—	72
Total income tax expense (benefit)	637	10,867	11,504	2,382	11,428	13,810	2,837	12,592	15,429

All other taxes and duties
Other taxes and duties	3,521	21,646	25,167	3,849	22,439	26,288	3,871	25,140	29,011
Included in production and manufacturing expenses	2,707	628	3,335	2,510	652	3,162	1,961	726	2,687
Included in SG&A expenses	155	273	428	179	265	444	183	310	493
Total other taxes and duties	6,383	22,547	28,930	6,538	23,356	29,894	6,015	26,176	32,191
Total	7,020	33,414	40,434	8,920	34,784	43,704	8,852	38,768	47,620

The above provisions for deferred income taxes include net expenses of $64 million in 2025, net benefits of $28 million in 2024, and net expenses of $24 million in 2023, related to changes in tax laws and rates.

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company adopted the Financial Accounting Standards Board’s ASU No. 2023‑09, Improvements to Income Tax Disclosures, on a prospective basis for its 2025 annual reporting, in accordance with the transition provisions.
The reconciliation between income tax expense (credit) and a theoretical U.S. tax computed by applying a rate of 21 percent for 2025 is as follows:

(millions of dollars)	2025
Income (loss) before income taxes
United States	11,000
Non-U.S.	30,268
Total	41,268
U.S. federal statutory theoretical tax	8,666	21%
Non-U.S. taxes in excess of/(less than) theoretical U.S. tax	4,212	10%
United Arab Emirates rate differential	3,405	8%
Qatar	(552)	(1)%
Effect of equity method of accounting	(620)	(2)%
Other	68	0%
All other countries	1,359	3%
State taxes, net of federal tax benefit	(76)	0%
Other	(1,298)	(3)%
Total income tax expense (credit)	11,504	28%

Income tax expense (credit)	11,504
ExxonMobil share of equity company income taxes	2,046
Total income tax expense (credit)	13,550
Net income (loss) including noncontrolling interests	29,764
Total income (loss) before taxes	43,314

Effective income tax rate	31%

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reconciliation between income tax expense (credit) and a theoretical U.S. tax computed by applying a rate of 21 percent for 2024, and 2023 is as follows:

(millions of dollars)	2024	2023

Income (loss) before income taxes
United States	12,258	14,786
Non-U.S.	36,615	37,997
Total	48,873	52,783
Theoretical tax	10,263	11,084
Effect of equity method of accounting	(1,301)	(1,341)
Non-U.S. taxes in excess of/(less than) theoretical U.S. tax	4,986	5,888
State taxes, net of federal tax benefit	314	57
Other	(452)	(259)
Total income tax expense (credit)	13,810	15,429

Income tax expense (credit)	13,810	15,429
ExxonMobil share of equity company income taxes	3,197	3,058
Total income tax expense (credit)	17,007	18,487
Net income (loss) including noncontrolling interests	35,063	37,354
Total income (loss) before taxes	52,070	55,841

Effective income tax rate	33%	33%

Income taxes paid for 2025 U.S. and non-U.S. are shown in the table below:

(millions of dollars)	2025

Income taxes paid
U.S. Federal	944
U.S. State	170
U.S.	1,114
Canada	1,207
Guyana	1,100
United Arab Emirates	5,000
All Other Countries	3,142
Non-U.S.	10,449
Total income taxes paid	11,563

Cash income taxes paid for 2024 and 2023 were $13,293 million and $15,473 million respectively.

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.
Deferred tax liabilities/(assets) are comprised of the following at December 31:

Tax effects of temporary differences for: (millions of dollars)	2025	2024

Property, plant, and equipment	41,427	40,881
Other liabilities	8,358	8,113
Total deferred tax liabilities	49,785	48,994

Pension and other postretirement benefits	(972)	(1,365)
Asset retirement obligations	(3,249)	(3,156)
Tax loss carryforwards	(4,740)	(4,575)
Other assets	(7,016)	(7,308)
Total deferred tax assets	(15,977)	(16,404)

Asset valuation allowances	2,649	2,516
Net deferred tax liabilities	36,457	35,106

In 2025, asset valuation allowances of $2,649 million increased by $133 million and included net provisions of $39 million and foreign currency and other effects of $172 million.

Balance sheet classification (millions of dollars)	2025	2024

Other assets, including intangibles, net	(3,759)	(3,936)
Deferred income tax liabilities	40,216	39,042
Net deferred tax liabilities	36,457	35,106

The Corporation’s undistributed earnings from subsidiary companies outside the United States include amounts that have been retained to fund prior and future capital project expenditures. Deferred income taxes have not been recorded for potential future tax obligations, such as foreign withholding tax and state tax, as these undistributed earnings are expected to be indefinitely reinvested for the foreseeable future. As of December 31, 2025, it is not practicable to estimate the unrecognized deferred tax liability. However, unrecognized deferred taxes on remittance of these funds are not expected to be material.

Table of Contents	Financial Table of Contents
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

Gross unrecognized tax benefits (millions of dollars)	2025	2024	2023

Balance at January 1	4,035	3,935	3,398
Additions based on current year's tax positions	206	376	350
Additions for prior years' tax positions	454	103	400
Reductions for prior years' tax positions	(377)	(293)	(38)
Reductions due to lapse of the statute of limitations	(4)	(17)	(25)
Settlements with tax authorities	(150)	(13)	(153)
Foreign exchange effects/other	(33)	(56)	3
Balance at December 31	4,131	4,035	3,935
The gross unrecognized tax benefit balances shown above predominantly relate to tax positions that would reduce the Corporation’s effective tax rate if the positions are favorably resolved. Unfavorable resolution of these tax positions generally would not increase the effective tax rate. The 2025, 2024, and 2023 changes in unrecognized tax benefits did not have a material effect on the Corporation’s net income.
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
The following table summarizes the tax years that remain subject to examination by major tax jurisdiction:

Country of Operation	Open Tax Years

Canada	2001	—	2025
Kazakhstan	2020	—	2025
Papua New Guinea	2008	—	2025
Qatar	2020	—	2025
United Arab Emirates	2024	—	2025
United States	2010	—	2025

The Corporation classifies interest on income tax-related balances as interest expense or interest income and classifies tax-related penalties as operating expense.
For 2025, 2024, and 2023 the Corporation's net interest expense on income tax reserves was $99 million, $142 million, and $60 million, respectively. The related interest payable balances were $365 million and $275 million at December 31, 2025 and 2024, respectively.

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 16. Accounting for Suspended Exploratory Well Costs
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
The following two tables provide details of the changes in the balance of suspended exploratory well costs, including an aging summary of those costs.

Change in capitalized suspended exploratory well costs (millions of dollars)	2025	2024	2023

Balance beginning at January 1	3,600	3,559	3,512
Additions pending the determination of proved reserves	250	453	200
Charged to expense	(432)	(69)	(95)
Reclassifications to wells, facilities and equipment based on the determination of proved reserves	(141)	(292)	(142)
Divestments/Other	9	(51)	84
Ending balance at December 31	3,286	3,600	3,559
Ending balance attributed to equity companies included above	225	225	306

Period-end capitalized suspended exploratory well costs (millions of dollars)	2025	2024	2023

Capitalized for a period of one year or less	250	453	200
Capitalized for a period of between one and five years	933	583	1,030
Capitalized for a period of between five and ten years	1,144	1,544	1,411
Capitalized for a period of greater than ten years	959	1,020	918
Capitalized for a period greater than one year - subtotal	3,036	3,147	3,359
Total	3,286	3,600	3,559

Exploration activity often involves drilling multiple wells, over a number of years, to fully evaluate a project. The table below provides a breakdown of the number of projects with only exploratory well costs capitalized for a period of one year or less and those that have had exploratory well costs capitalized for a period greater than one year.

	2025	2024	2023

Number of projects that only have exploratory well costs capitalized for a period of one year or less	1	5	—
Number of projects that have exploratory well costs capitalized for a period greater than one year	25	24	31
Total	26	29	31

Of the 25 projects that have exploratory well costs capitalized for a period greater than one year as of December 31, 2025, 10 projects have drilling in the preceding year or exploratory activity planned in the next two years, while the remaining 15 projects are those with completed exploratory activity. These projects are currently being progressed toward development, including evaluation to tie into existing infrastructure, awaiting capacity, and aligning with the respective governments for development plans.

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 17. Cash Flow Information
The Consolidated Statement of Cash Flows provides information about changes in cash and cash equivalents. Highly liquid investments with maturities of three months or less when acquired are classified as cash equivalents.
In 2025, the Corporation completed the sale of the Product Solutions affiliates in France. The sale included cash proceeds as well as cash from a financing arrangement which was assumed by the buyer upon closing.
In 2024, the Corporation completed the acquisition of Pioneer Natural Resources Company (Pioneer) through the issuance of 545 million shares of ExxonMobil common stock having a fair value of $63 billion on the acquisition date and assumed debt with a fair value of $5 billion. Additional information is provided in Note 20.
In 2023, the Corporation completed the acquisition of Denbury Inc. (Denbury) through the issuance of 46 million shares of ExxonMobil Corporation common stock having a fair value of $4.8 billion on the acquisition date. Additional information is provided in Note 20.
In 2023, the Corporation completed the sale of Esso Thailand. The sale included cash proceeds as well as cash from debt that was issued to facilitate the sale, which was assumed by the buyer upon closing.
For 2025, the “Net (gain)/loss on asset sales” on the Consolidated Statement of Cash Flows includes before-tax amounts mainly from the sale of upstream assets in the United States and Argentina and retail fuels assets in Singapore. For 2024, the number includes before-tax amounts mainly from the sale of upstream assets in the United States, Argentina, and Nigeria. For 2023, the number includes before-tax amounts from the sale of upstream assets in the United States. These net (gain)/loss amounts are reported in "Other income" on the Consolidated Statement of Income.

(millions of dollars)	2025	2024	2023

Cash interest paid
Included in cash flows from operating activities	218	624	584
Capitalized, included in cash flows from investing activities	1,534	1,276	1,152
Total cash interest paid	1,752	1,900	1,736

Note 18. Incentive Program
The 2003 Incentive Program provides for grants of stock options, stock appreciation rights (SARs), restricted stock, and other forms of awards. Awards may be granted to eligible employees of the Company and those affiliates at least 50 percent owned by the Corporation. Outstanding awards are subject to certain forfeiture provisions contained in the program or award instrument. Options and SARs may be granted at prices not less than 100 percent of market value on the date of grant and have a maximum life of 10 years. The maximum number of shares of stock that may be issued under the 2003 Incentive Program is 220 million. Awards that are forfeited, expire, or are settled in cash, do not count against this maximum limit. The 2003 Incentive Program does not have a specified term. New awards may be made until the available shares are depleted, unless the ExxonMobil Board of Directors terminates the plan early. At the end of 2025, remaining shares available for award under the 2003 Incentive Program were 41 million.
Restricted Stock and Restricted Stock Units. Awards of restricted (nonvested) common stock units granted under the 2003 Incentive Program totaled 9,852 thousand, 10,393 thousand, and 9,701 thousand in 2025, 2024, and 2023, respectively. Compensation expense for these awards is based on the price of the stock at the date of grant and is recognized in income over the requisite service period. Shares for these awards are issued to employees from treasury stock. The units that are settled in cash are recorded as liabilities, and their changes in fair value are recognized over the vesting period. During the applicable restricted periods, the shares and units may not be sold or transferred and are subject to forfeiture. The majority of the awards have graded vesting periods, with 50 percent of the shares and units in each award vesting after three years, and the remaining 50 percent vesting after seven years. Some management, professional, and technical participants will receive awards that vest in full after three years. Awards granted to a small number of senior executives have vesting periods of five years for 50 percent of the award and of 10 years for the remaining 50 percent of the award, except that for awards granted prior to 2020 the vesting of the 10-year portion of the award is delayed until retirement if later than 10 years.

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with the terms of the merger agreement for the Pioneer acquisition, which closed on May 3, 2024, awards of Pioneer restricted stock units granted under the Pioneer Amended and Restated 2006 Long Term Incentive Plan (Pioneer LTIP) that did not vest as of immediately prior to the closing were cancelled and converted into awards of ExxonMobil restricted stock units based on the merger exchange ratio. The grant date for the converted Pioneer awards is considered to be the effective date of the acquisition for the purpose of calculating fair value. Compensation costs for the converted Pioneer awards is recognized in income over a period commensurate with the vesting schedule. Pioneer awards vest in three installments over a period of three years with approximately one third of the awards vesting each year. Shares for these awards are issued to employees from treasury stock. The units that are settled in cash are recorded as liabilities and their changes in fair value are recognized over the vesting period. The maximum term of the Pioneer awards is three years. As of the Pioneer acquisition closing on May 3, 2024, the maximum number of shares of stock that can be issued under the Pioneer LTIP was 9,458 thousand. At the end of 2025, remaining shares available for awards under the Pioneer LTIP were 9,426 thousand. The program is set to expire in May 2026.
The following tables summarize information about restricted stock and restricted stock units for the year ended December 31, 2025.

Restricted stock and units outstanding	2025
	Shares (thousands)	Weighted-Average Grant-Date Fair Value per Share (dollars)
Issued and outstanding at January 1	39,595	85.29
Awards issued in 2025	10,327	118.72
Vested	(8,716)	90.54
Forfeited	(552)	100.77
Issued and outstanding at December 31	40,654	92.45
Impacts of Pioneer awards incorporated in the totals above include 49 thousand awards issued in 2025, (189) thousand vested and (65) thousand forfeited.

Value of restricted stock units	2025	2024	2023
Grant price (dollars)	115.02	118.57	103.16

Value at date of grant:	(millions of dollars)
Units settled in stock	1,031	1,193	900
Units settled in cash	108	129	101
Total value	1,139	1,322	1,001

As of December 31, 2025, there was $2.7 billion of unrecognized compensation cost related to the nonvested restricted awards. This cost is expected to be recognized over a weighted-average period of 4.6 years. The compensation cost charged against income for the restricted stock and restricted stock units was $1.0 billion, $0.8 billion, and $0.6 billion for 2025, 2024, and 2023, respectively. The income tax benefit recognized in income related to this compensation expense was $0.1 billion, $0.1 billion, and $0.1 billion for the same periods, respectively. The fair value of shares and units vested in 2025, 2024, and 2023 was $1.0 billion, $1.0 billion, and $0.9 billion, respectively. Cash payments of $0.1 billion, $0.1 billion, and $0.1 billion for vested restricted stock units settled in cash were made in 2025, 2024, and 2023, respectively.

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 19. Divestment Activities
In 2025, the Corporation realized proceeds of approximately $3.2 billion and recognized net after-tax earnings of approximately $1.1 billion from its divestment activities. This included the sale of the Singapore retail fuels business, Mobil Argentina S.A., Product Solutions affiliates in France, certain conventional and unconventional assets in the United States, and other smaller divestments.
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

Note 20. Mergers and Acquisitions
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

(billions of dollars)	Pioneer
Current assets (1)	3
Other non-current assets	1
Property, plant, & equipment (2)	84
Total identifiable assets acquired	88

Current liabilities (1)	3
Long-term debt (3)	5
Deferred income tax liabilities (4)	16
Other non-current liabilities	2
Total liabilities assumed	26
Net identifiable assets acquired	62

Goodwill (5)	1
Net assets	63

(1) Current assets and current liabilities consist primarily of accounts receivable and payable, with their respective fair values approximating historical values given their short-term duration, expectation of insignificant bad debt expense, and our credit rating.

(2) Property, plant, and equipment, of which a significant portion relates to crude oil and natural gas properties, was preliminarily valued using the income approach. Significant inputs and assumptions used in the income approach included estimates for commodity prices, future oil and gas production volumes, drilling and development costs, and risk-adjusted discount rates. Collectively, these inputs are level 3 inputs.

(3) Long-term debt was valued using market prices as of the acquisition date, which reflects the use of level 1 inputs.
(4) Deferred income taxes represent the tax effects of differences in the tax basis and acquisition date fair values of assets acquired and liabilities assumed.
(5) Goodwill was allocated to the Upstream segment.

Table of Contents	Financial Table of Contents
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Debt Assumed in the Merger
The following table presents long-term debt assumed at closing:

(millions of dollars)	Par Value	Fair Value as of May 2, 2024
0.250% Convertible Senior Notes due May 2025 (1)	450	1,327
1.125% Senior Notes due January 2026	750	699
5.100% Senior Notes due March 2026	1,100	1,096
7.200% Senior Notes due January 2028	241	252
4.125% Senior Notes due February 2028	138	130
1.900% Senior Notes due August 2030	1,100	914
2.150% Senior Notes due January 2031	1,000	832
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
The historical financial information was adjusted to give effect to the pro forma events that were directly attributable to the merger and factually supportable. The unaudited pro forma consolidated results are not necessarily indicative of what the consolidated results of operations actually would have been had the merger been completed on January 1, 2023. In addition, the unaudited pro forma consolidated results reflect pro forma adjustments primarily related to conforming Pioneer's accounting policies to ExxonMobil, additional depreciation expense related to the fair value adjustment of the acquired property, plant, and equipment, our capital structure, Pioneer's transaction-related costs, and applicable income tax impacts of the pro forma adjustments.
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
The transaction was accounted for as a business combination in accordance with ASC 805, which requires that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Substantially all of the purchase price was allocated to property, plant, and equipment and long-term liabilities. The Denbury acquisition resulted in an immaterial amount of goodwill. Revenues and earnings arising from Denbury's operations are immaterial in 2023 for pro forma disclosure purposes.

Table of Contents	Financial Table of Contents
SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES (unaudited)
The results of operations for producing activities shown below do not include earnings from other activities that ExxonMobil includes in the Upstream function, such as oil and gas transportation operations, LNG liquefaction and transportation operations, power operations, technical service agreements, gains and losses from derivative activity, other nonoperating activities, and adjustments for noncontrolling interests. These excluded amounts for both consolidated and equity companies totaled $1.9 billion in 2025, $1.4 billion in 2024 and $(0.5) billion in 2023. Oil sands mining operations are included in the results of operations in accordance with Securities and Exchange Commission and Financial Accounting Standards Board rules.

Results of Operations (millions of dollars)	United States	Canada/ Other Americas	Europe	Africa	Asia	Australia/ Oceania	Total

2025
Consolidated Subsidiaries
Sales to third parties	14,798	5,699	991	159	2,374	3,693	27,714
Transfers	13,696	11,866	49	3,233	9,821	501	39,166
Revenue	28,494	17,565	1,040	3,392	12,195	4,194	66,880

Production costs excluding taxes	8,397	4,793	450	1,053	1,192	488	16,373
Exploration expenses	26	354	97	127	311	92	1,007
Depreciation and depletion	13,538	3,367	331	802	1,505	707	20,250
Taxes other than income	2,101	96	50	88	1,780	279	4,394
Related income tax	880	1,406	64	505	5,631	594	9,080
Results of producing activities for consolidated subsidiaries	3,552	7,549	48	817	1,776	2,034	15,776

Equity Companies
Sales to third parties	68	—	321	249	12,734	—	13,372
Transfers	—	—	9	—	28	—	37
Revenue	68	—	330	249	12,762	—	13,409
Production costs excluding taxes	64	—	486	32	670	—	1,252
Exploration expenses	—	—	1	—	—	—	1
Depreciation and depletion	16	—	41	39	2,051	—	2,147
Taxes other than income	6	—	9	—	4,406	—	4,421
Related income tax	—	—	(92)	52	1,953	—	1,913
Results of producing activities for equity companies	(18)	—	(115)	126	3,682	—	3,675

Total results of operations	3,534	7,549	(67)	943	5,458	2,034	19,451

Table of Contents	Financial Table of Contents

Results of Operations (millions of dollars)	United States	Canada/ Other Americas	Europe	Africa	Asia	Australia/ Oceania	Total

2024
Consolidated Subsidiaries
Sales to third parties	13,036	5,774	986	425	2,473	3,790	26,484
Transfers	13,745	13,140	43	5,764	10,825	817	44,334
Revenue	26,781	18,914	1,029	6,189	13,298	4,607	70,818
Production costs excluding taxes	6,869	4,745	406	1,723	1,163	610	15,516
Exploration expenses	43	485	46	213	31	8	826
Depreciation and depletion	11,114	3,343	94	1,436	1,390	852	18,229
Taxes other than income	2,163	115	31	479	1,987	370	5,145
Related income tax	1,502	2,025	202	605	6,562	805	11,701
Results of producing activities for consolidated subsidiaries	5,090	8,201	250	1,733	2,165	1,962	19,401

Equity Companies
Sales to third parties	69	—	361	191	13,054	—	13,675
Transfers	—	—	15	—	142	—	157
Revenue	69	—	376	191	13,196	—	13,832
Production costs excluding taxes	58	—	422	50	659	—	1,189
Exploration expenses	—	—	2	—	—	—	2
Depreciation and depletion	239	—	36	35	781	—	1,091
Taxes other than income	6	—	10	—	4,469	—	4,485
Related income tax	—	—	(48)	24	2,495	—	2,471
Results of producing activities for equity companies	(234)	—	(46)	82	4,792	—	4,594

Total results of operations	4,856	8,201	204	1,815	6,957	1,962	23,995

2023
Consolidated Subsidiaries
Sales to third parties	5,098	4,027	1,345	298	2,490	4,588	17,846
Transfers	13,378	11,474	47	6,355	10,779	600	42,633
Revenue	18,476	15,501	1,392	6,653	13,269	5,188	60,479
Production costs excluding taxes	4,164	4,943	623	1,710	1,146	511	13,097
Exploration expenses	44	505	25	124	18	35	751
Depreciation and depletion	8,479	2,866	96	1,561	1,519	755	15,276
Taxes other than income	1,701	117	48	516	1,936	358	4,676
Related income tax	703	1,196	315	1,299	6,498	1,078	11,089
Results of producing activities for consolidated subsidiaries	3,385	5,874	285	1,443	2,152	2,451	15,590

Equity Companies
Sales to third parties	182	—	1,211	214	14,653	—	16,260
Transfers	83	—	29	—	232	—	344
Revenue	265	—	1,240	214	14,885	—	16,604
Production costs excluding taxes	239	—	419	39	714	—	1,411
Exploration expenses	—	—	—	—	—	—	—
Depreciation and depletion	58	—	27	42	605	—	732
Taxes other than income	12	—	27	—	5,049	—	5,088
Related income tax	—	—	202	30	2,904	—	3,136
Results of producing activities for equity companies	(44)	—	565	103	5,613	—	6,237

Total results of operations	3,341	5,874	850	1,546	7,765	2,451	21,827

Table of Contents	Financial Table of Contents
Oil and Gas Exploration and Production Costs
The amounts shown for net capitalized costs of consolidated subsidiaries are $9.1 billion less at year-end 2025 and $9.6 billion less at year-end 2024 than the amounts reported as investments in property, plant, and equipment for the Upstream in Note 9. This is due to the exclusion from capitalized costs of certain transportation and research assets and assets relating to LNG operations. Assets related to oil sands and oil shale mining operations are included in the capitalized costs in accordance with Financial Accounting Standards Board rules.

Capitalized Costs (millions of dollars)		United States	Canada/ Other Americas	Europe	Africa	Asia	Australia/ Oceania	Total

As of December 31, 2025
Consolidated Subsidiaries
Property (acreage) costs	– Proved	33,548	3,187	33	694	2,962	688	41,112
	– Unproved	43,177	1,950	42	59	5	2,659	47,892
Total property costs		76,725	5,137	75	753	2,967	3,347	89,004
Producing assets		132,738	60,734	13,537	35,493	46,725	16,585	305,812
Incomplete construction		5,867	13,015	239	1,442	1,482	2,479	24,524
Total capitalized costs		215,330	78,886	13,851	37,688	51,174	22,411	419,340
Accumulated depreciation and depletion		76,273	31,036	13,165	33,603	34,165	11,915	200,157
Net capitalized costs for consolidated subsidiaries		139,057	47,850	686	4,085	17,009	10,496	219,183

Equity Companies
Property (acreage) costs	– Proved	—	—	1	309	—	—	310
	– Unproved	—	—	—	3,111	—	—	3,111
Total property costs		—	—	1	3,420	—	—	3,421
Producing assets		1,390	—	4,225	402	21,842	—	27,859
Incomplete construction		3	—	24	466	2,225	—	2,718
Total capitalized costs		1,393	—	4,250	4,288	24,067	—	33,998
Accumulated depreciation and depletion		1,081	—	4,000	113	9,886	—	15,080
Net capitalized costs for equity companies		312	—	250	4,175	14,181	—	18,918

As of December 31, 2024
Consolidated Subsidiaries
Property (acreage) costs	– Proved	28,143	3,238	8	693	2,990	654	35,726
	– Unproved	49,903	2,367	42	108	5	2,656	55,081
Total property costs		78,046	5,605	50	801	2,995	3,310	90,807
Producing assets		131,125	50,905	12,304	34,991	45,482	15,317	290,124
Incomplete construction		6,685	12,854	196	1,317	2,269	2,078	25,399
Total capitalized costs		215,856	69,364	12,550	37,109	50,746	20,705	406,330
Accumulated depreciation and depletion		74,303	27,479	11,953	32,837	32,822	10,534	189,928
Net capitalized costs for consolidated subsidiaries		141,553	41,885	597	4,272	17,924	10,171	216,402

Equity Companies
Property (acreage) costs	– Proved	—	—	3	309	—	—	312
	– Unproved	—	—	—	3,111	—	—	3,111
Total property costs		—	—	3	3,420	—	—	3,423
Producing assets		1,360	—	5,222	402	19,215	—	26,199
Incomplete construction		2	—	15	453	5,091	—	5,561
Total capitalized costs		1,362	—	5,240	4,275	24,306	—	35,183
Accumulated depreciation and depletion		1,046	—	4,935	76	8,564	—	14,621
Net capitalized costs for equity companies		316	—	305	4,199	15,742	—	20,562

Table of Contents	Financial Table of Contents
Oil and Gas Exploration and Production Costs (continued)
The amounts reported as costs incurred include both capitalized costs and costs charged to expense during the year. Costs incurred also include new asset retirement obligations established in the current year, as well as increases or decreases to the asset retirement obligation resulting from changes in cost estimates or abandonment date. Total consolidated costs incurred in 2025 were $27.8 billion, down $77.3 billion from 2024, due primarily to the absence of the Pioneer acquisition and partly offset by higher development costs. In 2024, costs were $105.1 billion, up $84.1 billion from 2023, due primarily to the Pioneer acquisition and higher development costs. Total equity company costs incurred in 2025 were $0.8 billion, down $0.3 billion from 2024, due to lower development costs.

Costs Incurred in Property Acquisitions, Exploration and Development Activities (millions of dollars)		United States	Canada/ Other Americas	Europe	Africa	Asia	Australia/ Oceania	Total

During 2025
Consolidated Subsidiaries
Property acquisition costs	– Proved	1,177	—	—	—	—	—	1,177
	– Unproved	2,591	—	—	—	—	—	2,591
Exploration costs		66	1,304	80	102	12	54	1,618
Development costs		12,463	7,310	238	634	967	823	22,435
Total costs incurred for consolidated subsidiaries		16,297	8,614	318	736	979	877	27,821

Equity Companies
Property acquisition costs	– Proved	—	—	—	—	—	—	—
	– Unproved	—	—	—	—	—	—	—
Exploration costs		—	—	1	—	—	—	1
Development costs		9	—	21	15	769	—	814
Total costs incurred for equity companies		9	—	22	15	769	—	815

During 2024
Consolidated Subsidiaries
Property acquisition costs	– Proved	39,271	—	—	1	—	—	39,272
	– Unproved	45,196	—	5	—	—	—	45,201
Exploration costs		55	838	63	268	30	8	1,262
Development costs		10,903	5,839	113	910	750	844	19,359
Total costs incurred for consolidated subsidiaries		95,425	6,677	181	1,179	780	852	105,094

Equity Companies
Property acquisition costs	– Proved	—	—	—	—	—	—	—
	– Unproved	—	—	—	—	—	—	—
Exploration costs		—	—	2	—	—	—	2
Development costs		3	—	20	18	1,091	—	1,132
Total costs incurred for equity companies		3	—	22	18	1,091	—	1,134

During 2023
Consolidated Subsidiaries
Property acquisition costs	– Proved	2,456	—	—	2	—	—	2,458
	– Unproved	171	—	—	6	—	—	177
Exploration costs		54	693	23	117	18	35	940
Development costs		8,978	5,914	55	562	822	1,046	17,377
Total costs incurred for consolidated subsidiaries		11,659	6,607	78	687	840	1,081	20,952

Equity Companies
Property acquisition costs	– Proved	—	—	—	—	—	—	—
	– Unproved	—	—	—	—	—	—	—
Exploration costs		—	—	—	—	—	—	—
Development costs		10	—	5	7	1,488	—	1,510
Total costs incurred for equity companies		10	—	5	7	1,488	—	1,510

Table of Contents	Financial Table of Contents
Oil and Gas Reserves
The following information describes changes during the years and balances of proved oil and gas reserves at year-end 2023, 2024, and 2025.
The definitions used are in accordance with the Securities and Exchange Commission’s Rule 4-10 (a) of Regulation S-X.
Proved oil and natural gas reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. In some cases, substantial new investments in additional wells and related facilities will be required to recover these proved reserves.
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
Proved reserves include 100 percent of each majority-owned affiliate’s participation in proved reserves and ExxonMobil’s ownership percentage of the proved reserves of equity companies, but exclude royalties and quantities due others. Natural gas reserves exclude the gaseous equivalent of liquids expected to be removed from the natural gas on leases, at field facilities, and at gas processing plants. These liquids are included in net proved reserves of crude oil and natural gas liquids.
In the proved reserves tables, consolidated reserves and equity company reserves are reported separately. However, the Corporation does not view equity company reserves any differently than those from consolidated companies.
Reserves reported under production sharing and other nonconcessionary agreements are based on the economic interest as defined by the specific fiscal terms in the agreement. The production and reserves reported for these types of arrangements typically vary inversely with oil and natural gas price changes. As oil and natural gas prices increase, the cash flow and value received by the Company increase; however, the production volumes and reserves required to achieve this value will typically be lower because of the higher prices. When prices decrease, the opposite effect generally occurs. The percentage of total proved reserves (consolidated subsidiaries plus equity companies) at year-end 2025 that were associated with production sharing contract arrangements was 12 percent on an oil-equivalent basis (natural gas is converted to an oil-equivalent basis at six billion cubic feet per one million barrels).
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
The changes between 2025 year-end proved reserves and 2024 year-end proved reserves include worldwide production of 1.8 billion oil-equivalent barrels (GOEB), asset sales of 0.1 GOEB primarily in the United States, and downward revisions of 0.9 GOEB attributed primarily to the United States. Additions to proved reserves include 2.1 GOEB from extensions and discoveries primary in the United States and Guyana and 0.1 GOEB related to United States acquisitions.
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

Table of Contents	Financial Table of Contents

Crude Oil, Natural Gas Liquids, Bitumen and Synthetic Oil Proved Reserves
	Crude Oil							Natural Gas Liquids	Bitumen	Synthetic Oil	Total
(millions of barrels)	United States	Canada/ Other Americas	Europe	Africa	Asia	Australia/ Oceania	Total	Worldwide	Canada/ Other Americas	Canada/ Other Americas

Net proved developed and undeveloped reserves of consolidated subsidiaries
January 1, 2023	2,204	945	5	271	2,794	66	6,285	1,176	2,420	353	10,234
Revisions	(398)	32	—	31	30	3	(302)	(110)	123	26	(263)
Improved recovery	—	—	—	—	—	—	—	—	—	—	—
Purchases	156	—	—	—	—	—	156	2	—	—	158
Sales	(12)	—	—	—	(4)	—	(16)	(5)	—	—	(21)
Extensions/discoveries	355	105	—	—	—	—	460	272	—	—	732
Production	(203)	(88)	(1)	(78)	(153)	(8)	(531)	(99)	(129)	(25)	(784)
December 31, 2023	2,102	994	4	224	2,667	61	6,052	1,236	2,414	354	10,056
Attributable to noncontrolling interests		1							551	108

Proportional interest in proved reserves of equity companies
January 1, 2023	119	—	2	5	756	—	882	355	—	—	1,237
Revisions	—	—	1	—	103	—	104	1	—	—	105
Improved recovery	—	—	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	—	—	—	—	—	—
Sales	(108)	—	—	—	—	—	(108)	(1)	—	—	(109)
Extensions/discoveries	—	—	—	—	—	—	—	—	—	—	—
Production	(4)	—	—	—	(79)	—	(83)	(22)	—	—	(105)
December 31, 2023	7	—	3	5	780	—	795	333	—	—	1,128
Total liquids proved reserves at December 31, 2023	2,109	994	7	229	3,447	61	6,847	1,569	2,414	354	11,184

Net proved developed and undeveloped reserves of consolidated subsidiaries
January 1, 2024	2,102	994	4	224	2,667	61	6,052	1,236	2,414	354	10,056
Revisions	(176)	116	—	62	603	1	606	(128)	152	(35)	595
Improved recovery	—	—	—	—	—	—	—	—	—	—	—
Purchases	877	—	—	—	—	—	877	730	—	—	1,607
Sales	(18)	(4)	—	(45)	(7)	—	(74)	(15)	—	—	(89)
Extensions/discoveries	804	138	—	25	—	—	967	489	—	—	1,456
Production	(316)	(126)	(1)	(75)	(154)	(7)	(679)	(148)	(137)	(23)	(987)
December 31, 2024	3,273	1,118	3	191	3,109	55	7,749	2,164	2,429	296	12,638
Attributable to noncontrolling interests		—							552	90

Proportional interest in proved reserves of equity companies
January 1, 2024	7	—	3	5	780	—	795	333	—	—	1,128
Revisions	—	—	—	2	19	—	21	3	—	—	24
Improved recovery	—	—	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—	—	—	—
Extensions/discoveries	—	—	—	—	—	—	—	—	—	—	—
Production	(1)	—	(1)	—	(75)	—	(77)	(22)	—	—	(99)
December 31, 2024	6	—	2	7	724	—	739	314	—	—	1,053
Total liquids proved reserves at December 31, 2024	3,279	1,118	5	198	3,833	55	8,488	2,478	2,429	296	13,691

Table of Contents	Financial Table of Contents

Crude Oil, Natural Gas Liquids, Bitumen and Synthetic Oil Proved Reserves (continued)
	Crude Oil							Natural Gas Liquids	Bitumen	Synthetic Oil	Total
(millions of barrels)	United States	Canada/ Other Americas	Europe	Africa	Asia	Australia/ Oceania	Total	Worldwide	Canada/ Other Americas	Canada/ Other Americas

Net proved developed and undeveloped reserves of consolidated subsidiaries
January 1, 2025	3,273	1,118	3	191	3,109	55	7,749	2,164	2,429	296	12,638
Revisions	(652)	124	1	78	13	6	(430)	(373)	42	17	(744)
Improved recovery	—	—	—	—	—	—	—	—	—	—	—
Purchases	38	—	—	—	—	—	38	41	—	—	79
Sales	(72)	—	—	—	—	—	(72)	(12)	—	—	(84)
Extensions/discoveries	890	92	—	—	—	6	988	513	—	—	1,501
Production	(367)	(139)	(1)	(52)	(162)	(7)	(728)	(194)	(141)	(25)	(1,088)
December 31, 2025	3,110	1,195	3	217	2,960	60	7,545	2,139	2,330	288	12,302
Attributable to noncontrolling interests		—							529	88

Proportional interest in proved reserves of equity companies
January 1, 2025	6	—	2	7	724	—	739	314	—	—	1,053
Revisions	—	—	3	—	(2)	—	1	7	—	—	8
Improved recovery	—	—	—	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—	—	—	—
Extensions/discoveries	—	—	—	—	—	—	—	—	—	—	—
Production	(1)	—	—	—	(97)	—	(98)	(23)	—	—	(121)
December 31, 2025	5	—	5	7	625	—	642	298	—	—	940
Total liquids proved reserves at December 31, 2025	3,115	1,195	8	224	3,585	60	8,187	2,437	2,330	288	13,242

Table of Contents	Financial Table of Contents

Crude Oil, Natural Gas Liquids, Bitumen and Synthetic Oil Proved Reserves (continued)
	Crude Oil and Natural Gas Liquids								Bitumen	Synthetic Oil	Total
(millions of barrels)	United States	Canada/ Other Americas	Europe	Africa	Asia	Australia/ Oceania	Total		Canada/ Other Americas	Canada/ Other Americas

As of December 31, 2023
Proved developed reserves
Consolidated subsidiaries	1,735	433	4	217	1,996	45	4,430		2,307	242	6,979
Equity companies	11	—	3	5	438	—	457		—	—	457
Proved undeveloped reserves
Consolidated subsidiaries	1,498	561	—	20	751	28	2,858		107	112	3,077
Equity companies	—	—	—	—	671	—	671		—	—	671
Total liquids proved reserves at December 31, 2023	3,244	994	7	242	3,856	73	8,416		2,414	354	11,184

As of December 31, 2024
Proved developed reserves
Consolidated subsidiaries	3,053	473	3	153	1,969	40	5,691		2,308	190	8,189
Equity companies	9	—	2	7	569	—	587		—	—	587
Proved undeveloped reserves
Consolidated subsidiaries	2,308	646	—	38	1,208	22	4,222		121	106	4,449
Equity companies	—	—	—	—	466	—	466		—	—	466
Total liquids proved reserves at December 31, 2024	5,370	1,119	5	198	4,212	62	10,966		2,429	296	13,691

As of December 31, 2025
Proved developed reserves
Consolidated subsidiaries	2,627	587	3	185	1,915	38	5,355		2,230	288	7,873
Equity companies	8	—	2	7	596	—	613		—	—	613
Proved undeveloped reserves
Consolidated subsidiaries	2,546	609	—	32	1,112	30	4,329		100	—	4,429
Equity companies	—	—	3	—	324	—	327		—	—	327
Total liquids proved reserves at December 31, 2025	5,181	1,196	8	224	3,947	68	10,624	(1)	2,330	288	13,242

(1) See previous pages for natural gas liquids proved reserves attributable to consolidated subsidiaries and equity companies. For additional information on natural gas liquids proved reserves see "Item 2. Properties" in ExxonMobil’s 2025 Form 10-K.

Table of Contents	Financial Table of Contents

Natural Gas and Oil-Equivalent Proved Reserves
	Natural Gas (billions of cubic feet)							Oil-Equivalent Total All Products (1) (millions of oil-equivalent barrels)
	United States	Canada/ Other Americas	Europe	Africa	Asia	Australia/ Oceania	Total

Net proved developed and undeveloped reserves of consolidated subsidiaries
January 1, 2023	13,645	708	413	312	3,061	6,008	24,147	14,258
Revisions	(1,945)	(201)	(3)	(49)	121	339	(1,738)	(553)
Improved recovery	—	—	—	—	—	—	—	—
Purchases	7	—	—	—	—	—	7	159
Sales	(417)	(1)	—	—	(9)	—	(427)	(92)
Extensions/discoveries	1,930	67	—	—	—	—	1,997	1,065
Production	(957)	(53)	(103)	(43)	(379)	(489)	(2,024)	(1,121)
December 31, 2023	12,263	520	307	220	2,794	5,858	21,962	13,716
Attributable to noncontrolling interests		26

Proportional interest in proved reserves of equity companies
January 1, 2023	127	—	380	663	12,309	—	13,479	3,484
Revisions	(27)	—	18	157	(32)	—	116	124
Improved recovery	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	—	—	—
Sales	(35)	—	—	—	—	—	(35)	(115)
Extensions/discoveries	—	—	—	—	—	—	—	—
Production	(8)	—	(54)	(40)	(956)	—	(1,058)	(281)
December 31, 2023	57	—	344	780	11,321	—	12,502	3,212
Total proved reserves at December 31, 2023	12,320	520	651	1,000	14,115	5,858	34,464	16,928

Net proved developed and undeveloped reserves of consolidated subsidiaries
January 1, 2024	12,263	520	307	220	2,794	5,858	21,962	13,716
Revisions	(911)	22	198	24	124	97	(446)	521
Improved recovery	—	—	—	—	—	—	—	—
Purchases	4,044	—	—	—	—	—	4,044	2,281
Sales	(83)	(10)	—	(105)	(5)	—	(203)	(123)
Extensions/discoveries	2,683	68	—	2	—	1	2,754	1,915
Production	(1,153)	(59)	(99)	(46)	(373)	(477)	(2,207)	(1,355)
December 31, 2024	16,843	541	406	95	2,540	5,479	25,904	16,955
Attributable to noncontrolling interests		20

Proportional interest in proved reserves of equity companies
January 1, 2024	57	—	344	780	11,321	—	12,502	3,212
Revisions	(3)	—	9	80	49	—	135	46
Improved recovery	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	—	—	—
Sales	—	—	—	—	—	—	—	—
Extensions/discoveries	—	—	—	—	—	—	—	—
Production	(7)	—	(37)	(44)	(904)	—	(992)	(264)
December 31, 2024	47	—	316	816	10,466	—	11,645	2,994
Total proved reserves at December 31, 2024	16,890	541	722	911	13,006	5,479	37,549	19,949

(1) Natural gas is converted to an oil-equivalent basis at six billion cubic feet per one million barrels.

Table of Contents	Financial Table of Contents

Natural Gas and Oil-Equivalent Proved Reserves (continued)
	Natural Gas (billions of cubic feet)							Oil-Equivalent Total All Products (1) (millions of oil-equivalent barrels)
	United States	Canada/ Other Americas	Europe	Africa	Asia	Australia/ Oceania	Total

Net proved developed and undeveloped reserves of consolidated subsidiaries
January 1, 2025	16,843	541	406	95	2,540	5,479	25,904	16,955
Revisions	(1,482)	21	21	34	68	228	(1,110)	(929)
Improved recovery	—	—	—	—	—	—	—	—
Purchases	234	—	—	—	—	—	234	118
Sales	(248)	(28)	—	—	(14)	—	(290)	(132)
Extensions/discoveries	2,769	26	—	—	—	485	3,280	2,048
Production	(1,329)	(33)	(89)	(16)	(395)	(482)	(2,344)	(1,478)
December 31, 2025	16,787	527	338	113	2,199	5,710	25,674	16,582
Attributable to noncontrolling interests		15

Proportional interest in proved reserves of equity companies
January 1, 2025	47	—	316	816	10,466	—	11,645	2,994
Revisions	7	—	(3)	4	80	—	88	23
Improved recovery	—	—	—	—	—	—	—	—
Purchases	—	—	—	—	—	—	—	—
Sales	—	—	(24)	—	—	—	(24)	(4)
Extensions/discoveries	—	—	—	—	—	—	—	—
Production	(6)	—	(26)	(45)	(898)	—	(975)	(284)
December 31, 2025	48	—	263	775	9,648	—	10,734	2,729
Total proved reserves at December 31, 2025	16,835	527	601	888	11,847	5,710	36,408	19,311

(1) Natural gas is converted to an oil-equivalent basis at six billion cubic feet per one million barrels.

Table of Contents	Financial Table of Contents

Natural Gas and Oil-Equivalent Proved Reserves (continued)
	Natural Gas (billions of cubic feet)							Oil-Equivalent Total All Products (1) (millions of oil-equivalent barrels)
	United States	Canada/ Other Americas	Europe	Africa	Asia	Australia/ Oceania	Total

As of December 31, 2023
Proved developed reserves
Consolidated subsidiaries	8,138	329	307	220	1,935	3,163	14,092	9,327
Equity companies	57	—	290	780	4,223	—	5,350	1,349
Proved undeveloped reserves
Consolidated subsidiaries	4,125	191	—	—	859	2,695	7,870	4,389
Equity companies	—	—	54	—	7,098	—	7,152	1,863
Total proved reserves at December 31, 2023	12,320	520	651	1,000	14,115	5,858	34,464	16,928

As of December 31, 2024
Proved developed reserves
Consolidated subsidiaries	11,671	296	406	93	1,900	3,204	17,570	11,118
Equity companies	47	—	262	816	4,242	—	5,367	1,481
Proved undeveloped reserves
Consolidated subsidiaries	5,172	245	—	2	640	2,275	8,334	5,838
Equity companies	—	—	54	—	6,224	—	6,278	1,512
Total proved reserves at December 31, 2024	16,890	541	722	911	13,006	5,479	37,549	19,949

As of December 31, 2025
Proved developed reserves
Consolidated subsidiaries	11,206	356	338	111	2,010	3,057	17,078	10,722
Equity companies	48	—	207	775	4,782	—	5,812	1,582
Proved undeveloped reserves
Consolidated subsidiaries	5,581	171	—	2	189	2,653	8,596	5,860
Equity companies	—	—	56	—	4,866	—	4,922	1,147
Total proved reserves at December 31, 2025	16,835	527	601	888	11,847	5,710	36,408	19,311

(1) Natural gas is converted to an oil-equivalent basis at six billion cubic feet per one million barrels.

Table of Contents	Financial Table of Contents
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

(1) Includes discounted future net cash flows attributable to noncontrolling interests in ExxonMobil consolidated subsidiaries of $3,055 million in 2023.

Table of Contents	Financial Table of Contents

Standardized Measure of Discounted Future Cash Flows (continued) (millions of dollars)	United States	Canada/Other Americas (1)	Europe	Africa	Asia	Australia/ Oceania	Total

As of December 31, 2024
Consolidated Subsidiaries
Future cash inflows from sales of oil and gas	312,279	236,954	4,339	15,493	250,850	54,247	874,162
Future production costs	109,915	96,932	1,583	3,167	60,404	12,599	284,600
Future development costs	48,781	37,253	1,921	3,675	17,608	6,083	115,321
Future income tax expenses	21,728	21,738	644	2,801	129,925	9,846	186,682
Future net cash flows	131,855	81,031	191	5,850	42,913	25,719	287,559
Effect of discounting net cash flows at 10%	64,731	34,232	(387)	1,419	23,172	12,898	136,065
Discounted future net cash flows	67,124	46,799	578	4,431	19,741	12,821	151,494

Equity Companies
Future cash inflows from sales of oil and gas	614	—	3,557	5,685	138,978	—	148,834
Future production costs	379	—	766	534	66,969	—	68,648
Future development costs	69	—	709	55	4,243	—	5,076
Future income tax expenses	—	—	1,106	1,431	19,566	—	22,103
Future net cash flows	166	—	976	3,665	48,200	—	53,007
Effect of discounting net cash flows at 10%	42	—	298	2,099	16,397	—	18,837
Discounted future net cash flows	124	—	677	1,566	31,803	—	34,170

Total consolidated and equity interests in standardized measure of discounted future net cash flows	67,248	46,799	1,255	5,997	51,544	12,821	185,664

As of December 31, 2025
Consolidated Subsidiaries
Future cash inflows from sales of oil and gas	280,283	209,345	3,918	15,372	210,088	54,992	773,998
Future production costs	105,265	94,251	1,458	3,887	51,049	12,502	268,412
Future development costs	57,000	38,312	2,287	4,299	16,712	6,683	125,293
Future income tax expenses	20,341	15,943	345	2,831	106,859	9,376	155,695
Future net cash flows	97,677	60,839	(172)	4,355	35,468	26,431	224,598
Effect of discounting net cash flows at 10%	47,868	22,760	(523)	1,150	19,436	14,066	104,757
Discounted future net cash flows	49,809	38,079	351	3,205	16,032	12,365	119,841

Equity Companies
Future cash inflows from sales of oil and gas	490	—	3,537	3,563	114,161	—	121,751
Future production costs	386	—	736	499	55,221	—	56,842
Future development costs	59	—	623	55	3,285	—	4,022
Future income tax expenses	—	—	1,031	806	15,740	—	17,577
Future net cash flows	45	—	1,147	2,203	39,915	—	43,310
Effect of discounting net cash flows at 10%	2	—	280	1,220	12,520	—	14,022
Discounted future net cash flows	43	—	867	983	27,395	—	29,288

Total consolidated and equity interests in standardized measure of discounted future net cash flows	49,852	38,079	1,218	4,188	43,427	12,365	149,129

(1) Includes discounted future net cash flows attributable to noncontrolling interests in ExxonMobil consolidated subsidiaries of $4,466 million in 2024 and $3,132 million in 2025.

Table of Contents	Financial Table of Contents
Change in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

Consolidated and Equity Interests (millions of dollars)	2023
	Consolidated Subsidiaries	Share of Equity Method Investees	Total Consolidated and Equity Interests

Discounted future net cash flows as of December 31, 2022	189,609	69,247	258,856

Value of reserves added during the year due to extensions, discoveries, improved recovery and net purchases/sales less related costs	5,658	(1,701)	3,957
Changes in value of previous-year reserves due to:
Sales and transfers of oil and gas produced during the year, net of production (lifting) costs	(43,836)	(10,218)	(54,054)
Development costs incurred during the year	15,343	1,502	16,845
Net change in prices, lifting and development costs	(120,924)	(51,923)	(172,847)
Revisions of previous reserves estimates	4,953	5,096	10,049
Accretion of discount	23,006	8,962	31,968
Net change in income taxes	42,591	16,901	59,492
Total change in the standardized measure during the year	(73,209)	(31,381)	(104,590)

Discounted future net cash flows as of December 31, 2023	116,400	37,866	154,266

Consolidated and Equity Interests (millions of dollars)	2024
	Consolidated Subsidiaries	Share of Equity Method Investees	Total Consolidated and Equity Interests

Discounted future net cash flows as of December 31, 2023	116,400	37,866	154,266

Value of reserves added during the year due to extensions, discoveries, improved recovery and net purchases/sales less related costs	42,405	—	42,405
Changes in value of previous-year reserves due to:
Sales and transfers of oil and gas produced during the year, net of production (lifting) costs	(51,236)	(8,268)	(59,504)
Development costs incurred during the year	18,924	1,135	20,059
Net change in prices, lifting and development costs	(4,549)	(5,811)	(10,360)
Revisions of previous reserves estimates	20,779	1,690	22,469
Accretion of discount	15,232	4,853	20,085
Net change in income taxes	(6,461)	2,705	(3,756)
Total change in the standardized measure during the year	35,094	(3,696)	31,398

Discounted future net cash flows as of December 31, 2024	151,494	34,170	185,664

Consolidated and Equity Interests (millions of dollars)	2025
	Consolidated Subsidiaries	Share of Equity Method Investees	Total Consolidated and Equity Interests

Discounted future net cash flows as of December 31, 2024	151,494	34,170	185,664

Value of reserves added during the year due to extensions, discoveries, improved recovery and net purchases/sales less related costs	12,392	216	12,608
Changes in value of previous-year reserves due to:
Sales and transfers of oil and gas produced during the year, net of production (lifting) costs	(48,105)	(7,828)	(55,933)
Development costs incurred during the year	18,361	811	19,172
Net change in prices, lifting and development costs	(61,606)	(5,319)	(66,925)
Revisions of previous reserves estimates	14,666	636	15,302
Accretion of discount	18,328	4,207	22,535
Net change in income taxes	14,311	2,395	16,706
Total change in the standardized measure during the year	(31,653)	(4,882)	(36,535)

Discounted future net cash flows as of December 31, 2025	119,841	29,288	149,129

Table of Contents	Financial Table of Contents
INDEX TO EXHIBITS

Exhibit	Description
3(i)	Restated Certificate of Incorporation, as restated November 30, 1999, and as further amended effective June 20, 2001 (incorporated by reference to Exhibit 3(i) to the Registrant’s Annual Report on Form 10-K for 2015).
3(ii)	By-Laws, as amended effective October 25, 2022 (incorporated by reference to Exhibit 3(ii) to the Registrant’s Report on Form 8-K of October 31, 2022).
4(vi)	Description of ExxonMobil Capital Stock (incorporated by reference to Exhibit 4(vi) to the Registrant's Annual Report on Form 10-K for 2019).
10(iii)(a.1)	2003 Incentive Program, as approved by shareholders May 28, 2003 (incorporated by reference to Exhibit 10(iii)(a.1) to the Registrant’s Annual Report on Form 10-K for 2017).*
10(iii)(a.2)	Extended Provisions for Restricted Stock Agreements (incorporated by reference to Exhibit 10(iii)(a.2) to the Registrant’s Annual Report on Form 10-K for 2016).*
10(iii)(a.3)	Extended Provisions for Restricted Stock Unit Agreements – Settlement in Shares.*
10(iii)(b.1)	Short Term Incentive Program, as amended (incorporated by reference to Exhibit 10(iii)(b.1) to the Registrant’s Annual Report on Form 10-K for 2023).*
10(iii)(b.2)	Earnings Bonus Unit instrument (incorporated by reference to Exhibit 10(iii)(b.2) to the Registrant's Annual Report on Form 10-K for 2019).*
10(iii)(b.3)	Amendment of 2018 and 2019 Earnings Bonus Unit instruments, effective November 23, 2021 (incorporated by reference to Exhibit 99.1 to the Registrant's Report on Form 8-K of November 30, 2021).*
10(iii)(b.4)	Pioneer Natural Resources Company Second Amended and Restated 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10(iii)(b.4) to the Registrant’s Report on Form 10-Q for the quarter ended June 30, 2024).*
10(iii)(c.1)	ExxonMobil Supplemental Savings Plan (incorporated by reference to Exhibit 10(iii)(c.1) to the Registrant's Annual Report on Form 10-K for 2022).*
10(iii)(c.2)	ExxonMobil Supplemental Pension Plan (incorporated by reference to Exhibit 10(iii)(c.2) to the Registrant's Annual Report on Form 10-K for 2022).*
10(iii)(c.3)	ExxonMobil Additional Payments Plan (incorporated by reference to Exhibit 10(iii)(c.3) to the Registrant’s Annual Report on Form 10-K for 2023).*
10(iii)(d)	ExxonMobil Executive Life Insurance and Death Benefit Plan (incorporated by reference to Exhibit 10(iii)(d) to the Registrant’s Annual Report on Form 10-K for 2016).*
10(iii)(f.1)	2004 Non-Employee Director Restricted Stock Plan (incorporated by reference to Exhibit 10(iii)(f.1) to the Registrant’s Annual Report on Form 10-K for 2018).*
10(iii)(f.2)	Standing resolution for non-employee director restricted grants dated September 26, 2007 (incorporated by reference to Exhibit 10(iii)(f.2) to the Registrant’s Annual Report on Form 10-K for 2016).*
10(iii)(f.3)	Form of restricted stock grant letter for non-employee directors.*
10(iii)(f.4)	Standing resolution for non-employee director cash fees dated November 25, 2025, as amended effective January 1, 2026.*
10(iii)(g)	Aircraft Time Share Agreement dated as of August 29, 2023, between Exxon Mobil Corporation and Darren W. Woods (incorporated by reference to Exhibit 10(iii)(g) to the Registrant’s Report on Form 10-Q for the quarter ended October 31, 2023).*
14	Code of Ethics and Business Conduct.
19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Registrant’s Annual Report on Form 10-K for 2024).
21	Subsidiaries of the registrant.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
31.1	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.
31.2	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Financial Officer.
31.3	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.
32.1	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.
32.2	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer.
32.3	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.
97	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for 2023).
101	Interactive data files (formatted as Inline XBRL).
104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101).
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

EXXON MOBIL CORPORATION

	By:	/s/ DARREN W. WOODS
Dated February 18, 2026		Darren W. Woods, Chairman of the Board

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Matthew R. Rasmussen, Wendi J. Powell, and Antony E. Peters and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on February 18, 2026.

Principal Executive Officer	Directors

/s/ DARREN W. WOODS	/s/ MICHAEL J. ANGELAKIS	/s/ JOSEPH L. HOOLEY
Darren W. Woods, Chairman of the Board	Michael J. Angelakis	Joseph L. Hooley

	/s/ ANGELA F. BRALY	/s/ STEVEN A. KANDARIAN
Principal Financial Officer	Angela F. Braly	Steven A. Kandarian

/s/ NEIL A. HANSEN	/s/ MARIA S. DREYFUS	/s/ ALEXANDER A. KARSNER
Neil A. Hansen, Senior Vice President and Chief Financial Officer	Maria S. Dreyfus	Alexander A. Karsner

	/s/ GREG C. GARLAND	/s/ LAWRENCE W. KELLNER
Principal Accounting Officer	Greg C. Garland	Lawrence W. Kellner

/s/ LEN M. FOX	/s/ JOHN D. HARRIS II	/s/ DINA POWELL MCCORMICK
Len M. Fox, Vice President, Controller and Tax	John D. Harris II	Dina Powell McCormick

	/s/ KAISA H. HIETALA	/s/ JEFFREY W. UBBEN
	Kaisa H. Hietala	Jeffrey W. Ubben