Form 10-Q
period 2026-03-31
EXXON MOBIL CORP
filed 2026-05-04
CIK 34088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 31, 2026
Common stock, without par value	4,144,947,162

EXXON MOBIL CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars, unless noted)	Note Reference Number	Three Months Ended March 31,
		2026	2025
Revenues and other income
Sales and other operating revenue	3	83,161	81,058
Income from equity affiliates		1,369	1,369
Other income		608	703
Total revenues and other income		85,138	83,130
Costs and other deductions
Crude oil and product purchases		51,802	46,788
Production and manufacturing expenses		10,695	10,083
Selling, general and administrative expenses		2,684	2,540
Depreciation and depletion (includes impairments)		6,771	5,702
Exploration expenses, including dry holes		126	64
Non-service pension and postretirement benefit expense	4	62	113
Interest expense		295	205
Other taxes and duties		5,736	6,035
Total costs and other deductions		78,171	71,530
Income (loss) before income taxes		6,967	11,600
Income tax expense (benefit)		2,495	3,567
Net income (loss) including noncontrolling interests		4,472	8,033
Net income (loss) attributable to noncontrolling interests		289	320
Net income (loss) attributable to ExxonMobil		4,183	7,713

Earnings (loss) per common share (dollars)	2	1.00	1.76

Earnings (loss) per common share - assuming dilution (dollars)	2	1.00	1.76

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions of dollars)	Three Months Ended March 31,
	2026	2025
Net income (loss) including noncontrolling interests	4,472	8,033

Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	(263)	302
Adjustment for foreign exchange translation (gain)/loss included in net income	(5)	—
Postretirement benefits reserves adjustment (excluding amortization)	(35)	(34)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	(27)	23
Total other comprehensive income (loss)	(330)	291
Comprehensive income (loss) including noncontrolling interests	4,142	8,324
Comprehensive income (loss) attributable to noncontrolling interests	194	330
Comprehensive income (loss) attributable to ExxonMobil	3,948	7,994

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars, unless noted)	Note Reference Number	March 31, 2026	December 31, 2025

ASSETS
Current assets
Cash and cash equivalents		8,435	10,681
Notes and accounts receivable – net		61,783	44,562
Inventories
Crude oil, products and merchandise		21,838	22,979
Materials and supplies		3,137	3,323
Other current assets		2,594	1,837
Total current assets		97,787	83,382
Investments, advances and long-term receivables		46,125	45,317
Property, plant and equipment – net		298,781	299,373
Other assets, including intangibles – net		21,717	20,908
Total Assets		464,410	448,980

LIABILITIES
Current liabilities
Notes and loans payable		14,531	9,296
Accounts payable and accrued liabilities		77,088	60,911
Income taxes payable		2,759	2,123
Total current liabilities		94,378	72,330
Long-term debt		33,130	34,241
Postretirement benefits reserves		8,940	8,847
Deferred income tax liabilities		40,018	40,216
Long-term obligations to equity companies		562	542
Other long-term obligations		26,386	26,178
Total Liabilities		203,414	182,354

Commitments and contingencies	7

EQUITY
Common stock without par value (9,000 million shares authorized, 8,019 million shares issued)		46,426	46,150
Earnings reinvested		482,344	482,494
Accumulated other comprehensive income	5	(11,098)	(10,863)
Common stock held in treasury (3,874 million shares at March 31, 2026 and 3,840 million shares at December 31, 2025)		(263,291)	(258,395)
ExxonMobil share of equity		254,381	259,386
Noncontrolling interests		6,615	7,240
Total Equity		260,996	266,626
Total Liabilities and Equity		464,410	448,980

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)	Three Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) including noncontrolling interests	4,472	8,033
Depreciation and depletion (includes impairments)	6,771	5,702
Changes in operational working capital, excluding cash and debt	(1,758)	(878)
All other items – net	(780)	96
Net cash provided by operating activities	8,705	12,953

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(6,470)	(5,898)
Proceeds from asset sales and returns of investments	219	1,823
Additional investments and advances	(387)	(153)
Other investing activities including collection of advances	632	93
Net cash used in investing activities	(6,006)	(4,135)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	894	280
Reductions in long-term debt	(158)	(7)
Reductions in short-term debt (1)	(5,402)	(4,541)
Additions/(reductions) in commercial paper, and debt with three months or less maturity	9,075	(41)
Cash dividends to ExxonMobil shareholders	(4,334)	(4,335)
Cash dividends to noncontrolling interests	(168)	(141)
Changes in noncontrolling interests	61	(12)
Inflows from noncontrolling interests for major projects	—	22
Common stock acquired	(4,868)	(4,804)
Net cash used in financing activities	(4,900)	(13,579)

Effects of exchange rate changes on cash	(45)	86
Increase/(decrease) in cash and cash equivalents (including restricted)	(2,246)	(4,675)
Cash and cash equivalents at beginning of period (including restricted)	10,681	23,187
Cash and cash equivalents at end of period (including restricted)	8,435	18,512

SUPPLEMENTAL DISCLOSURES
Cash interest paid
Included in cash flows from operating activities	362	211
Capitalized, included in cash flows from investing activities	199	326
Total cash interest paid	561	537

Noncash right of use assets recorded in exchange for lease liabilities
Operating leases	938	243
Finance leases	20	6

(1) Includes commercial paper with a maturity greater than three months.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ExxonMobil Share of Equity
(millions of dollars, unless noted)	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non- controlling Interests	Total Equity
Balance as of December 31, 2024	46,238	470,903	(14,619)	(238,817)	263,705	6,901	270,606
Amortization of stock-based awards	194	—	—	—	194	—	194
Other	(6)	9	—	—	3	(4)	(1)
Net income (loss) for the period	—	7,713	—	—	7,713	320	8,033
Dividends - common shares	—	(4,335)	—	—	(4,335)	(141)	(4,476)
Other comprehensive income (loss)	—	—	281	—	281	10	291
Share repurchases, at cost	—	—	—	(4,852)	(4,852)	—	(4,852)
Dispositions	—	—	—	11	11	—	11
Balance as of March 31, 2025	46,426	474,290	(14,338)	(243,658)	262,720	7,086	269,806

Balance as of December 31, 2025	46,150	482,494	(10,863)	(258,395)	259,386	7,240	266,626
Amortization of stock-based awards	304	—	—	—	304	—	304
Other	(28)	1	—	—	(27)	(637)	(664)
Net income (loss) for the period	—	4,183	—	—	4,183	289	4,472
Dividends - common shares	—	(4,334)	—	—	(4,334)	(182)	(4,516)
Other comprehensive income (loss)	—	—	(235)	—	(235)	(95)	(330)
Share repurchases, at cost	—	—	—	(4,917)	(4,917)	—	(4,917)
Dispositions	—	—	—	21	21	—	21
Balance as of March 31, 2026	46,426	482,344	(11,098)	(263,291)	254,381	6,615	260,996

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
Common Stock Share Activity (millions of shares)	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Balance as of December 31	8,019	(3,840)	4,179	8,019	(3,666)	4,353
Share repurchases, at cost	—	(34)	(34)	—	(43)	(43)
Balance as of March 31	8,019	(3,874)	4,145	8,019	(3,709)	4,310

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Due to rounding, numbers presented may not add up precisely to the totals indicated.
Note 1. Basis of Financial Statement Preparation
These unaudited Condensed Consolidated Financial Statements should be read in the context of the Consolidated Financial
Statements and notes thereto filed with the Securities and Exchange Commission in the Corporation's 2025 Annual Report on
Form 10-K. In the opinion of the Corporation, the information furnished herein reflects all known accruals and adjustments necessary for a fair statement of the results for the periods reported herein. All such adjustments are of a normal recurring nature.
The Corporation's exploration and production activities are accounted for under the "successful efforts" method.
Note 2. Earnings Per Share

Earnings per common share	Three Months Ended March 31,
	2026	2025
Net income (loss) attributable to ExxonMobil (millions of dollars)	4,183	7,713
Weighted-average number of common shares outstanding (millions of shares) (1)	4,202	4,372
Earnings (loss) per common share (dollars) (2)	1.00	1.76
Dividends paid per common share (dollars)	1.03	0.99

(1) Includes restricted shares not vested.
(2) Earnings (loss) per common share and earnings (loss) per common share – assuming dilution are the same in each period shown.

Note 3. Disclosures about Segments and Related Information
Our four reportable segments are Upstream, Energy Products, Chemical Products, and Specialty Products.

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Three Months Ended March 31, 2026
Revenues and other income
Sales and other operating revenue	7,265	2,813	25,990	37,204	1,970	3,504	1,372	3,018	83,136
Income from equity affiliates	(61)	906	34	438	32	102	1	(18)	1,434
Intersegment revenue	7,593	10,023	6,421	7,105	1,692	977	496	140	34,447
Other income	246	39	29	51	—	1	3	29	398
Segment revenues and other income	15,043	13,781	32,474	44,798	3,694	4,584	1,872	3,169	119,415

Costs and other items
Crude oil and product purchases	6,083	2,843	28,194	39,967	1,950	3,561	972	2,109	85,679
Operating expenses, excl. depreciation and depletion (1)	3,035	2,513	2,313	2,117	1,175	1,038	502	497	13,190
Depreciation and depletion (includes impairments)	3,838	1,870	207	216	149	157	23	38	6,498
Interest expense	(5)	6	2	3	—	—	1	—	7
Other taxes and duties	68	329	731	4,492	15	47	4	50	5,736
Total costs and other deductions	13,019	7,561	31,447	46,795	3,289	4,803	1,502	2,694	111,110
Segment income (loss) before income taxes	2,024	6,220	1,027	(1,997)	405	(219)	370	475	8,305
Income tax expense (benefit)	450	1,956	301	(201)	86	(17)	97	90	2,762
Segment net income (loss) incl. noncontrolling interests	1,574	4,264	726	(1,796)	319	(202)	273	385	5,543
Net income (loss) attributable to noncontrolling interests	—	101	65	127	—	7	(1)	8	307
Segment income (loss)	1,574	4,163	661	(1,923)	319	(209)	274	377	5,236

Reconciliation of consolidated revenues
Segment revenues and other income			119,415
Other revenues (2)			170
Elimination of intersegment revenues			(34,447)
Total consolidated revenues and other income			85,138

Reconciliation of income (loss) attributable to ExxonMobil
Total segment income (loss)			5,236
Corporate and Financing income (loss)			(1,053)
Net income (loss) attributable to ExxonMobil			4,183

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Three Months Ended March 31, 2026
Additions to property, plant and equipment (3)	3,275	1,885	851	166	152	25	34	19	6,407

As of March 31, 2026
Investments in equity companies	5,669	19,909	463	1,479	2,931	2,627	—	752	33,830
Total assets	153,871	137,240	39,224	54,765	17,682	18,097	2,887	7,843	431,609

Reconciliation to Corporate Total	Segment Total		Corporate and Financing		Corporate Total
Three Months Ended March 31, 2026
Additions to property, plant and equipment (3)	6,407		347		6,754

As of March 31, 2026
Investments in equity companies	33,830		(117)		33,713
Total assets	431,609		32,801		464,410

(1) Operating expenses, excl. depreciation and depletion includes the following GAAP line items, as reflected on the Income Statement: Production and manufacturing expenses; Selling, general and administrative expenses; Exploration expenses, including dry holes; and Non-service pension and postretirement benefit expense.

(2) Primarily Corporate and Financing Interest revenue of $206 million.
(3) Includes non-cash additions.

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

As of December 31, 2025
Investments in equity companies	5,491	19,429	460	1,048	2,946	2,616	—	775	32,765
Total assets	153,042	134,529	32,652	47,265	17,365	17,991	2,961	8,020	413,825

Reconciliation to Corporate Total	Segment Total		Corporate and Financing		Corporate Total
Three Months Ended March 31, 2025
Additions to property, plant and equipment (3)	5,510		519		6,029

As of December 31, 2025
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

Sales and other operating revenue (millions of dollars)	Three Months Ended March 31,
	2026	2025
Revenue from contracts with customers	56,866	56,931
Revenue outside the scope of ASC 606	26,295	24,127
Total	83,161	81,058

Geographic Sales and Other Operating Revenue (millions of dollars)	Three Months Ended March 31,
	2026	2025
United States	36,627	34,607
Non-U.S.	46,534	46,451
Total	83,161	81,058

Significant Non-U.S. revenue sources include: (1)
Canada	7,483	6,990

(1) Revenue is determined by primary country of operations. Excludes certain sales and other operating revenues in non-U.S. operations where attribution to a specific country is not practicable.
Note 4. Pension and Other Postretirement Benefits

(millions of dollars)	Three Months Ended March 31,
	2026	2025
Components of net benefit cost
Pension Benefits - U.S.
Service cost	127	136
Interest cost	165	170
Expected return on plan assets	(164)	(149)
Amortization of actuarial loss/(gain)	5	18
Amortization of prior service cost	(8)	(7)
Net pension enhancement and curtailment/settlement cost	(1)	36
Net benefit cost	124	204

Pension Benefits - Non-U.S.
Service cost	72	78
Interest cost	239	222
Expected return on plan assets	(231)	(221)
Amortization of actuarial loss/(gain)	(10)	9
Amortization of prior service cost	15	13
Net pension enhancement and curtailment/settlement cost	28	—
Net benefit cost	113	101

Other Postretirement Benefits
Service cost	21	23
Interest cost	65	65
Expected return on plan assets	(4)	(4)
Amortization of actuarial loss/(gain)	(22)	(24)
Amortization of prior service cost	(15)	(15)
Net benefit cost	45	45

Note 5. Other Comprehensive Income Information

ExxonMobil Share of Accumulated Other Comprehensive Income (millions of dollars)	Cumulative Foreign Exchange Translation Adjustment	Postretirement Benefits Reserves Adjustment	Total
Balance as of December 31, 2024	(16,166)	1,547	(14,619)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	295	(36)	259
Amounts reclassified from accumulated other comprehensive income	—	22	22
Total change in accumulated other comprehensive income	295	(14)	281
Balance as of March 31, 2025	(15,871)	1,533	(14,338)

Balance as of December 31, 2025	(13,398)	2,535	(10,863)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	(174)	(29)	(203)
Amounts reclassified from accumulated other comprehensive income	(5)	(27)	(32)
Total change in accumulated other comprehensive income	(179)	(56)	(235)
Balance as of March 31, 2026	(13,577)	2,479	(11,098)

(1) Cumulative Foreign Exchange Translation Adjustment includes net investment hedge gain/(loss) net of taxes of $55 million and $(99) million in 2026 and 2025, respectively.

Amounts Reclassified Out of Accumulated Other Comprehensive Income - Before-tax Income/(Expense) (millions of dollars)	Three Months Ended March 31,
	2026	2025
Foreign exchange translation gain/(loss) included in net income (Statement of Income line: Other income)	5	—
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs (Statement of Income line: Non-service pension and postretirement benefit expense)	35	(30)

Income Tax (Expense)/Credit For Components of Other Comprehensive Income (millions of dollars)	Three Months Ended March 31,
	2026	2025
Foreign exchange translation adjustment	57	59
Postretirement benefits reserves adjustment (excluding amortization)	1	22
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	8	(7)
Total	66	74

Note 6. Financial Instruments and Derivatives
The estimated fair value of financial instruments and derivatives at March 31, 2026 and December 31, 2025, and the related hierarchy level for the fair value measurement was as follows:

	March 31, 2026

(millions of dollars)	Fair Value
	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	42,237	8,357	—	50,594	(47,389)	(281)	—	2,924
Advances to/receivables from equity companies (2)(3)	—	1,369	4,134	5,503	—	—	226	5,729
Other long-term financial assets (4)	1,552	—	1,788	3,340	—	—	228	3,568

Liabilities
Derivative liabilities (5)	44,879	8,430	—	53,309	(47,389)	(2,912)	—	3,008
Long-term debt (6)	23,269	4,108	—	27,377	—	—	3,382	30,759
Long-term obligations to equity companies (3)	—	—	562	562	—	—	—	562
Other long-term financial liabilities (7)	—	—	352	352	—	—	13	365

	December 31, 2025

(millions of dollars)	Fair Value
	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	5,197	2,259	—	7,456	(6,261)	(341)	—	854
Advances to/receivables from equity companies (2)(3)	—	1,935	3,938	5,873	—	—	256	6,129
Other long-term financial assets (4)	1,536	—	1,800	3,336	—	—	216	3,552

Liabilities
Derivative liabilities (5)	4,994	2,043	—	7,037	(6,261)	(141)	—	635
Long-term debt (6)	24,678	3,909	—	28,587	—	—	3,248	31,835
Long-term obligations to equity companies (3)	—	—	542	542	—	—	—	542
Other long-term financial liabilities (7)	—	—	348	348	—	—	16	364

(1) Included in the Balance Sheet lines: Notes and accounts receivable - net and Other assets, including intangibles - net.
(2) Included in the Balance Sheet line: Investments, advances and long-term receivables.
(3) Advances to/receivables from equity companies and long-term obligations to equity companies are mainly designated as hierarchy level 3 inputs. The fair value is calculated by discounting the remaining obligations by a rate consistent with the credit quality and industry of the equity company.

(4) Included in the Balance Sheet lines: Investments, advances and long-term receivables and Other assets, including intangibles - net.
(5) Included in the Balance Sheet lines: Accounts payable and accrued liabilities and Other long-term obligations.
(6) Excluding finance lease obligations.
(7) Included in the Balance Sheet line: Other long-term obligations. Includes contingent consideration related to a prior year acquisition where fair value is based on expected drilling activities and discount rates.

At March 31, 2026 and December 31, 2025, respectively, the Corporation had $1.9 billion and $0.5 billion of collateral under master netting arrangements not offset against the derivatives on the Condensed Consolidated Balance Sheet, primarily related to initial margin requirements.
The Corporation may use non-derivative financial instruments, such as its foreign currency-denominated debt, as hedges of its net investments in certain foreign subsidiaries. Under this method, the change in the carrying value of the financial instruments due to foreign exchange fluctuations is reported in accumulated other comprehensive income. As of March 31, 2026, the
Corporation has designated $3.4 billion of its Euro-denominated debt and related accrued interest as a net investment hedge of its European business. The net investment hedge is deemed to be perfectly effective.
The Corporation had undrawn short-term committed lines of credit of $7.3 billion and undrawn long-term committed lines of credit of $0.3 billion as of the end of first quarter 2026.
Derivative Instruments
The Corporation’s size, strong capital structure, geographic diversity, and the complementary nature of its business segments reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates, and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and to generate returns from trading. Commodity contracts held for trading purposes are presented in the Condensed Consolidated Statement of Income on a net basis in the line “Sales and other operating revenue" and in the Consolidated Statement of Cash Flows in “Cash Flows
from Operating Activities” and included before-tax realized and unrealized losses of $3.8 billion and gains of $19 million for the periods ended March 31, 2026 and 2025, respectively. The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of March 31, 2026 and December 31, 2025, or results of operations for the periods ended March 31, 2026 and 2025.
The Corporation operates a program to hedge certain of its fixed-rate debt instruments against changes in fair value due to changes in the designated benchmark interest rate. This program utilizes fair value hedge accounting. The derivative (hedging)
instruments are fixed-for-floating interest rate swaps, with settlement dates that correspond to the interest payments associated with the fixed-rate debt (hedged item). Changes in the fair values of the hedging instruments are perfectly offset by changes in the fair values of the hedged items; the effects of these changes in fair values are recorded in "Interest expense" in the
Consolidated Statement of Income. This program was not material to the Consolidated Financial Statements as of the end of
first quarter 2026.
Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation maintains a system of controls that includes the authorization, reporting, and monitoring of derivative activity.
The net notional long/(short) position of derivative instruments at March 31, 2026 and December 31, 2025, was as follows:

(millions)	March 31, 2026	December 31, 2025
Crude oil (barrels)	25	6
Petroleum products (barrels)	(47)	(27)
Natural gas (MMBTUs)	(658)	(449)
Note 7. Litigation and Other Contingencies
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
Other Contingencies
The Corporation and certain of its consolidated subsidiaries were contingently liable at March 31, 2026, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. Where it is not possible to make a reasonable estimation of the maximum potential amount of future payments, future performance is expected to be either immaterial or have only a remote chance of occurrence.

	March 31, 2026

(millions of dollars)	Equity Company Obligations (1)	Other Third-Party Obligations	Total
Guarantees
Non-debt-related	665	5,832	6,497
Total	665	5,832	6,497

(1) ExxonMobil share.
Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition.
Note 8. Divestment Activities
Through March 31, 2026, the Corporation realized proceeds of approximately $0.2 billion from its divestment activities with negligible impact on after-tax earnings. This included the sale of certain conventional assets in the United States, as well as other smaller divestments.
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
statements of future ambitions and plans; future earnings power; potential addressable markets; and other statements of future events or conditions are forward-looking statements. Similarly, discussion of future plans related to carbon capture, transportation and storage, lower-emission fuels, hydrogen and ammonia, direct air capture, ProxximaTM systems, carbon materials, lithium, low-carbon data centers, and other future plans to reduce emissions and emission intensity of ExxonMobil, its affiliates, and third parties are dependent on future market factors, such as continued technological progress, stable policy support and timely rule-making and permitting, and represent forward-looking statements.
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
These include global or regional changes or imbalances in the supply and demand for oil, natural gas, petrochemicals, and feedstocks and other market factors; economic conditions and seasonal fluctuations that impact prices, differentials, margins, and volume/mix for our products; developments or changes in local, national, or international laws, regulations, taxes, trade sanctions, trade tariffs, or policies affecting our business, such as government policies supporting lower carbon and new market investment opportunities, the punitive European taxes on the oil and gas sector and unequal support for different technological methods of emissions reduction or evolving, ambiguous and unharmonized voluntary or mandatory standards or extraterritorial laws and regulations imposed by various jurisdictions related to sustainability and greenhouse gas reporting; timely granting of governmental permits, licenses, and certifications; uncertain impacts of deregulation on the legal and regulatory environment;
price impacts and the broader government responses to inflationary pressures; changes in interest and exchange rates; variable impacts of trading activities and derivative positions, including timing effects, on our margins and results each quarter; actions of co-venturers or partners, competitors and commercial counterparties, including suppliers and customers; government actions in pursuit of national energy and security policies and priorities affecting our business; the outcome of commercial negotiations, including final agreed terms and conditions; the outcome of competitive bidding and project awards; the ability to access debt markets on favorable terms or at all; the occurrence, pace, rate of recovery and effects of public health crises; adoption of regulatory incentives consistent with law; reservoir performance and optimization, including variability and timing factors applicable to unconventional resources, the success of new unconventional technologies, and the ability of new technologies to improve recovery relative to competitors; the level, outcome, and timing of exploration and development projects and decisions to invest in future reserves and resources; timely completion of construction projects and commencement of start-up operations, including reliance on third-party suppliers and service providers; final management approval of future projects and any changes in the scope, terms, costs or assumptions of such projects as approved; the actions of governments, non-governmental organizations, or other actors against our core business activities and acquisitions, divestitures or financing opportunities; war, civil unrest, armed hostilities, attacks against the company or industry, and other geopolitical or security disturbances, including disruption of land or sea transportation routes or distribution or shipping channels; decoupling of economies; disruption, realignment, or breaking of current or historical trade or military alliances or global trade and supply chain networks; escalating geopolitical volatility, including regime changes; expropriations, seizure, or capacity, insurance, shipping, import or export limitations imposed directly or indirectly by governments or laws; opportunities for potential acquisitions, investments or divestments and satisfaction of applicable conditions to closing, including timely regulatory approvals; the capture of efficiencies within and between business lines and the ability to maintain near-term cost reductions as ongoing efficiencies without impairing our competitive positioning; unforeseen technical or operating disruptions or difficulties and unplanned maintenance; the development and competitiveness of alternative energy and emission reduction technologies; consumer preferences including willingness and ability to pay for reduced emission products; the results of research programs and the ability to bring new technologies to commercial scale on a cost-competitive basis; and other factors discussed under "Item 1A.
Risk Factors" of ExxonMobil’s 2025 Form 10-K.
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
Actions needed to advance ExxonMobil’s 2030 greenhouse gas emission-reductions plans are incorporated into its medium term business plans, which are updated annually. The reference case for planning beyond 2030 is based on ExxonMobil’s
Global Outlook (Outlook) research and publication. The Outlook is reflective of the existing global policy environment and an assumption of increasing policy stringency and technology improvement to 2050. Current trends for policy stringency and development of lower-emission solutions are not yet on a pathway to achieve net-zero by 2050. As such, the Outlook does not project the degree of required future policy and technology advancement and deployment for the world, or ExxonMobil, to meet net zero by 2050. As future policies and technology advancements emerge, they will be incorporated into the Outlook, and
ExxonMobil’s business plans will be updated accordingly. References to projects or opportunities may not reflect investment decisions made by ExxonMobil or its affiliates. Individual projects or opportunities may advance based on a number of factors, including availability of stable and supportive policy, permitting, technological advancement for cost-effective abatement, insights from the Corporate planning process, and alignment with our partners and other stakeholders. Capital investment guidance in lower-emission investments is based on our Corporate plan; however, actual investment levels will be subject to the availability of the opportunity set and public policy support, and focused on returns.
The term “project” as used in this report can refer to a variety of different activities and does not necessarily have the same meaning as in any government payment transparency reports.

Overview
Supply disruptions driven by geopolitical events in the Middle East impacted market conditions during the first quarter of 2026.
March experienced the largest ever monthly gain in oil prices driven by reduced global oil supply. Despite a sharp increase in
March, first quarter 2026 average crude oil prices increased slightly relative to fourth quarter 2025, remaining in the middle of the 10-year historical range (2010-2019). Significant LNG supply decline in March resulted in higher prices in Europe and
Asia, driving natural gas prices above the 10-year average. Feedstock shortages resulted in lower refinery runs in the Middle
East and Asia with global industry refining margins remaining above the 10-year historical range. Chemical margins remained at bottom of cycle, well below the 10-year range, because of higher feedstock costs, particularly in Asia.
During 2025, the U.S. and other countries implemented and adjusted a variety of trade-related measures, including tariffs on certain imports. Based on the Corporation’s assessment of these actions and their effects to date, we do not expect them to have a material impact on the Corporation's consolidated financial position, results of operations, or cash flows.
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
Estimated Timing Effects. Represents timing effects that are primarily related to unsettled derivatives which are required to be marked to current period-end prices (mark-to-market), where the associated physical shipments are not reflected in earnings until the physical transaction is complete. It also includes estimated recognition differences between the settlement of derivatives and their offsetting physical commodity realizations (due to LIFO inventory accounting). Impacts are expected to unwind in subsequent periods.
Identified Items. Represents individually significant non-operational events with, typically, an absolute corporate total earnings impact of at least $250 million in a given quarter. The impact of an Identified Item for an individual segment may be less than
$250 million when the item impacts several segments or several periods.

Cash Capital Expenditures (Non-GAAP)
Cash capital expenditures (Cash Capex) is the sum of "Additions to property, plant and equipment", "Additional investments and advances", and "Other investing activities including collection of advances", reduced by "Inflows from noncontrolling interests for major projects", each from the Consolidated Statement of Cash Flows, and excludes advances and collections not related to capital expenditures or equity investments, for example, supply and marketing related advances and associated collections. This measure is useful for investors to understand the current period cash impact of investments in the business.

(millions of dollars)	Three Months Ended March 31,
	2026	2025
Additions to property, plant and equipment	6,470	5,898
Additional investments and advances	387	153
Other investing activities including collection of advances	(632)	(93)
Inflows from noncontrolling interests for major projects	—	(22)
Less: Advances and collections not related to capital expenditures or equity investments	(38)	—
Total Cash Capex (Non-GAAP)	6,187	5,936

Upstream	4,812	4,993
Energy Products	998	378
Chemical Products	182	291
Specialty Products	55	110
Other	140	164
Total Cash Capex (Non-GAAP)	6,187	5,936

Structural Cost Savings (Non-GAAP)
Structural Cost Savings describes decreases in cash opex excluding energy and production taxes as a result of operational efficiencies, workforce reductions, divestment-related reductions, and other cost-savings measures that are expected to be sustainable compared to 2019 levels. Relative to 2019, estimated cumulative Structural Cost Savings totaled $15.6 billion, which included an additional $0.6 billion in the first three months of 2026. The total change between periods in expenses below will reflect both Structural Cost Savings and other changes in spend, including market factors, such as inflation and foreign exchange impacts, as well as changes in activity levels and costs associated with new operations, mergers and acquisitions, new business venture development, and early-stage projects. Structural Cost Savings from new operations, mergers and acquisitions, and new business venture developments are included in the cumulative Structural Cost Savings. Estimates of cumulative annual structural savings may be revised depending on whether cost reductions realized in prior periods are determined to be sustainable compared to 2019 levels. Structural Cost Savings are stewarded internally to support management's oversight of spending over time. This measure is useful for investors to understand the Corporation's efforts to optimize spending through disciplined expense management.

Dollars in billions (unless otherwise noted)	Twelve Months Ended December 31,		Three Months Ended March 31,
	2019	2025	2025	2026
Components of Operating Costs
From ExxonMobil’s Consolidated Statement of Income (U.S. GAAP)
Production and manufacturing expenses	36.8	42.4	10.1	10.7
Selling, general and administrative expenses	11.4	11.1	2.5	2.7
Depreciation and depletion (includes impairments)	19.0	26.0	5.7	6.8
Exploration expenses, including dry holes	1.3	1.0	0.1	0.1
Non-service pension and postretirement benefit expense	1.2	0.4	0.1	0.1
Subtotal	69.7	81.0	18.5	20.3
ExxonMobil’s share of equity company expenses (Non-GAAP)	9.1	10.6	2.6	2.3
Total Adjusted Operating Costs (Non-GAAP)	78.8	91.6	21.1	22.6

Total Adjusted Operating Costs (Non-GAAP)	78.8	91.6	21.1	22.6
Less:
Depreciation and depletion (includes impairments)	19.0	26.0	5.7	6.8
Non-service pension and postretirement benefit expense	1.2	0.4	0.1	0.1
Other adjustments (includes equity company depreciation and depletion)	3.6	6.2	1.3	1.3
Total Cash Operating Expenses (Cash Opex) (Non-GAAP)	55.0	59.0	14.1	14.5

Energy and production taxes (Non-GAAP)	11.0	14.9	3.9	3.7
Total Cash Operating Expenses (Cash Opex) excluding Energy and Production Taxes (Non-GAAP)	44.0	44.1	10.2	10.8

		Change vs 2019		Change vs 2025	Estimated Cumulative vs 2019
Total Cash Operating Expenses (Cash Opex) excluding Energy and Production Taxes (Non-GAAP)		0.1		0.6

Market		+4.9		+0.5
Activity / Other		+10.3		+0.6
Structural Cost Savings		-15.1		-0.6	-15.6

REVIEW OF FIRST QUARTER 2026 RESULTS
ExxonMobil’s first quarter 2026 earnings were $4.2 billion, compared to $7.7 billion a year earlier. The decrease in earnings was mainly driven by unfavorable mark-to-market effects, higher expenses related to depreciation and Middle East volume impacts; partly offset by higher prices and margins, increased volumes from advantaged Upstream investments in Guyana and the Permian and structural cost savings. Cash capital expenditures were $6.2 billion, up $0.3 billion from first quarter 2025.
UPSTREAM

Upstream Financial Results	Three Months Ended March 31,
(millions of dollars)	2026	2025
Earnings (loss) (U.S. GAAP)
United States	1,574	1,870
Non-U.S.	4,163	4,886
Total	5,737	6,756

Upstream First Quarter Earnings Driver Analysis (millions of dollars)
Price – Decreased earnings by $280 million, on lower gas realizations, partially offset by higher crude realizations.
Advantaged Volume Growth – Increased earnings by $610 million, mainly driven by record Guyana production, partially offset by Middle East disruption impacts.
Base Volume – Decreased earnings by $380 million, from divestments and Kazakhstan downtime.
Structural Cost Savings – Increased earnings by $170 million.
Expenses – Decreased earnings by $650 million due to higher depreciation.
Other – Increased earnings by $200 million, primarily driven by one-time tax items.
Estimated Timing Effects – Decreased earnings by $690 million, mainly from unfavorable derivatives mark-to-market impacts to be reversed over time.

Upstream Operational Results	Three Months Ended March 31,
	2026	2025

Net production of crude oil, natural gas liquids, bitumen and synthetic oil (thousands of barrels daily)
United States	1,586	1,418
Canada/Other Americas	936	760
Europe	3	4
Africa	138	137
Asia	611	796
Australia/Oceania	23	24
Worldwide	3,297	3,139

Net natural gas production available for sale (millions of cubic feet daily)
United States	3,589	3,266
Canada/Other Americas	28	42
Europe	313	331
Africa	114	118
Asia	2,500	3,457
Australia/Oceania	1,236	1,256
Worldwide	7,779	8,470

Oil-equivalent production (1)	4,594	4,551
(thousands of oil-equivalent barrels daily)

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

Upstream Additional Information (thousands of barrels daily)	Three Months Ended March 31,
Volumes reconciliation (Oil-equivalent production) (1)
2025	4,551
Entitlements - Net Interest	(27)
Entitlements - Price / Spend / Other	(7)
Government Mandates	(4)
Divestments	(71)
Growth / Other	152
2026	4,594

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

1Q 2026 versus 1Q 2025
1Q 2026 production of 4.6 million oil-equivalent barrels per day increased 43 thousand oil-
equivalent barrels per day from 1Q 2025, driven by Permian and Guyana growth, partially offset by Middle East disruptions and Kazakhstan downtime.

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
ENERGY PRODUCTS

Energy Products Financial Results	Three Months Ended March 31,
(millions of dollars)	2026	2025
Earnings (loss) (U.S. GAAP)
United States	661	297
Non-U.S.	(1,923)	530
Total	(1,262)	827

Energy Products First Quarter Earnings Driver Analysis (millions of dollars)
Margin – Increased earnings by $2,420 million, including strong results from trading and optimization.
Advantaged Volume Growth – Increased earnings by $150 million.
Base Volume – Decreased earnings by $260 million, mainly driven by Middle East supply disruptions.
Structural Cost Savings – Increased earnings by $160 million.
Expenses – Decreased earnings by $250 million, driven by scheduled maintenance and growth projects.
Other – Decreased earnings by $270 million, driven by unfavorable foreign exchange rate effects.
Estimated Timing Effects – Decreased earnings by $3,330 million, on unfavorable derivative mark-to-market impacts.
Identified Items – 1Q26 $(706) million loss due to supply disruptions in the Middle East preventing physical shipments associated with hedges.

Energy Products Operational Results	Three Months Ended March 31,
(thousands of barrels daily)	2026	2025
Refinery throughput
United States	1,795	1,789
Canada	384	397
Europe	733	986
Asia Pacific	386	447
Other	195	191
Worldwide	3,494	3,810

Energy Products sales (1)
United States	3,214	2,728
Non-U.S.	2,416	2,555
Worldwide	5,630	5,283

Gasoline, naphthas	2,214	2,162
Heating oils, kerosene, diesel	1,672	1,724
Aviation fuels	399	366
Heavy fuels	187	158
Other energy products	1,158	873
Worldwide	5,630	5,283

(1) Data reported net of purchases/sales contracts with the same counterparty.

CHEMICAL PRODUCTS

Chemical Products Financial Results	Three Months Ended March 31,
(millions of dollars)	2026	2025
Earnings (loss) (U.S. GAAP)
United States	319	255
Non-U.S.	(209)	18
Total	110	273

Chemical Products First Quarter Earnings Driver Analysis (millions of dollars)
Margin – Compressed margins decreased earnings by $340 million on lower realizations and increased feed costs.
Advantaged Volume Growth – Increased earnings by $50 million.
Base Volume – Increased earnings by $90 million.
Structural Cost Savings – Increased earnings by $70 million.
Expenses – Decreased earnings by $40 million.
Other – Increased earnings by $10 million.

Chemical Products Operational Results	Three Months Ended March 31,
(thousands of metric tons)	2026	2025
Chemical Products sales (1)
United States	1,904	1,706
Non-U.S.	3,455	3,070
Worldwide	5,358	4,776

(1) Data reported net of purchases/sales contracts with the same counterparty.

SPECIALTY PRODUCTS

Specialty Products Financial Results	Three Months Ended March 31,
(millions of dollars)	2026	2025
Earnings (loss) (U.S. GAAP)
United States	274	322
Non-U.S.	377	333
Total	651	655

Specialty Products First Quarter Earnings Driver Analysis (millions of dollars)
Margin – Compressed margins decreased earnings by $110 million on increased feed costs.
Advantaged Volume – Increased earnings by $40 million.
Base Volume – Decreased earnings by $10 million.
Structural Cost Savings – Increased earnings by $40 million.
Expenses – Increased earnings by $10 million.
Other – Increased earnings by $30 million.

Specialty Products Operational Results	Three Months Ended March 31,
(thousands of metric tons)	2026	2025
Specialty Products sales (1)
United States	536	473
Non-U.S.	1,439	1,463
Worldwide	1,976	1,936

(1) Data reported net of purchases/sales contracts with the same counterparty.
CORPORATE AND FINANCING

Corporate and Financing Financial Results	Three Months Ended March 31,
(millions of dollars)	2026	2025
Earnings (loss) (U.S. GAAP)	(1,053)	(798)
Corporate and Financing expenses were $1,053 million for the first quarter of 2026, $255 million higher than the first quarter of
2025, due to lower interest income and the absence of favorable tax items.
(1) Net debt is total debt of $47.7 billion less $8.4 billion of cash and cash equivalents excluding restricted cash . Net debt to capital ratio is net debt divided by net debt plus total equity of $261.0 billion. Total debt is the sum of notes and loans payable and long-term debt, as reported in the Consolidated Balance Sheet.

LIQUIDITY AND CAPITAL RESOURCES

(millions of dollars)	Three Months Ended March 31,
	2026	2025
Net cash provided by/(used in)
Operating activities	8,705	12,953
Investing activities	(6,006)	(4,135)
Financing activities	(4,900)	(13,579)
Effect of exchange rate changes	(45)	86
Increase/(decrease) in cash and cash equivalents	(2,246)	(4,675)

Cash and cash equivalents (at end of period)	8,435	18,512

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	8,705	12,953
Proceeds associated with sales of subsidiaries, property, plant & equipment, and sales and returns of investments	219	1,823
Cash flow from operations and asset sales (Non-GAAP)	8,924	14,776

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

Cash flow from operations and asset sales in the first quarter of 2026 was $8.9 billion, a decrease of $5.9 billion from the comparable 2025 period.
Cash provided by operating activities totaled $8.7 billion for the first three months of 2026, $4.2 billion lower than 2025. Net income including noncontrolling interests was $4.5 billion, a decrease of $3.6 billion from the prior year period. The adjustment for the noncash provision of $6.8 billion for depreciation and depletion was up $1.1 billion from 2025. Changes in operational working capital were a reduction of $1.8 billion during the period. All other items net decreased cash flows by $0.8 billion in
2026 versus an increase of $0.1 billion in 2025. See the Condensed Consolidated Statement of Cash Flows for additional details.
Investing activities for the first three months of 2026 used net cash of $6.0 billion, an increase of $1.9 billion compared to the prior year. Spending for additions to property, plant and equipment of $6.5 billion was $0.6 billion higher than 2025. Proceeds from asset sales were $0.2 billion, a decrease of $1.6 billion compared to the prior year. Net investments and advances decreased $0.3 billion from $0.1 billion in 2025.
Net cash used in financing activities was $4.9 billion in the first three months of 2026, including $4.9 billion for the purchase of
33.6 million shares of ExxonMobil stock, as part of the previously announced buyback program. This compares to net cash used in financing activities of $13.6 billion in the prior year. Total debt at the end of the first quarter of 2026 was $47.7 billion compared to $43.5 billion at year-end 2025. The Corporation's debt to total capital ratio was 15.4 percent at the end of the first quarter of 2026 compared to 14.0 percent at year-end 2025. The net debt to capital ratio (1) was 13.1 percent at the end of the first quarter, an increase of 2.1 percentage points from year-end 2025. The Corporation's capital allocation priorities are investing in competitively advantaged, high-return projects, maintaining a strong balance sheet, and sharing our success with our shareholders through more consistent share repurchases and a growing dividend. The Corporation distributed a total of $4.3 billion to shareholders in the first three months of 2026 through dividends.
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
The Corporation had undrawn short-term committed lines of credit of $7.3 billion and undrawn long-term committed lines of credit of $0.3 billion as of the end of first quarter 2026.
The Corporation’s financial strength enables it to make large, long-term capital expenditures. Cash capex in the first quarter of
2026 was $6.2 billion, up $0.3 billion from the first quarter of 2025. The Corporation plans to invest in the range of $27 billion to $29 billion in 2026. Actual spending could vary depending on the progress of individual projects.

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
Acquisitions may be made with cash, shares of the Corporation’s common stock, or both.
Litigation and other contingencies are discussed in Note 7 to the unaudited Condensed Consolidated Financial Statements.
TAXES

(millions of dollars)	Three Months Ended March 31,
	2026	2025
Income taxes	2,495	3,567
Effective income tax rate	40%	34%
Total other taxes and duties (1)	6,775	7,066
Total	9,270	10,633

(1) Includes “Other taxes and duties” plus taxes that are included in “Production and manufacturing expenses” and “Selling, general and administrative expenses”, each from the Consolidated Statement of Income.

Total taxes were $9.3 billion for the first quarter of 2026, a decrease of $1.4 billion from 2025. Income tax expense was $2.5 billion compared to $3.6 billion in the prior year. The effective income tax rate, which is calculated based on consolidated company income taxes and ExxonMobil's share of equity company income taxes, was 40 percent, 6 percent higher than the prior year period driven by portfolio mix effects impacted by derivative mark-to-market losses. Total other taxes and duties decreased by $0.3 billion to $6.8 billion.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the three months ended March 31, 2026, does not differ materially from that discussed under
Item 7A of the registrant's Annual Report on Form 10-K for 2025.
ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Chief Financial Officer,
and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of March 31, 2026.
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
Refer to the relevant portions of Note 7 of this Quarterly Report on Form 10-Q for further information on legal proceedings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for Quarter Ended March 31, 2026

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Billions of dollars) (4)
January 2026	12,345,353	$129.43	12,312,718	$18.4
February 2026	10,206,464	$148.60	10,189,486	$16.9
March 2026	11,101,977	$157.95	11,099,689	$15.1
Total	33,653,794	$144.65	33,601,893

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
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2026, none of the Corporation’s directors or officers adopted or terminated a “Rule
10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.
ITEM 6. EXHIBITS

Exhibit	Description

10(iii)(c.2)	ExxonMobil Supplemental Pension Plan.*
10(iii)(c.3)	ExxonMobil Additional Payments Plan.*
31.1 **	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer.
31.2 **	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Financial Officer.
31.3 **	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer.
32.1 ***	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer.
32.2 ***	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer.
32.3 ***	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer.
101 **	Interactive Data Files (formatted as Inline XBRL).
104 **	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION
Date: May 4, 2026	By:	/s/ LEN M. FOX
Len M. Fox
Vice President, Controller and Tax (Principal Accounting Officer)