Form 10-Q
period 2026-06-30
EXXON MOBIL CORP; ExxonMobil Holdings Corp
filed 2026-08-03
CIK 34088, 2115436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________

State or other jurisdiction of incorporation or organization	Exact name of registrant as specified in its charter	Commission File Number	I.R.S. Employer Identification Number
Texas	ExxonMobil Holdings Corporation	1-43384	41-4104094
New Jersey	Exxon Mobil Corporation	1-2256	13-5409005
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2026
Common stock, without par value	4,111,911,960

EXPLANATORY NOTE
On July 1, 2026, Exxon Mobil Corporation, a New Jersey corporation ("EMC"), completed its previously announced redomiciliation reorganization, pursuant to which ExxonMobil Holdings Corporation, a Texas corporation ("EMHC"), became the publicly traded parent company of the ExxonMobil consolidated group and the successor registrant of EMC's common stock under the Securities Exchange Act of 1934 ("Exchange Act"). Additional information regarding the redomiciliation reorganization and its effect on the presentation of these financial statements is included in Note 1 to the Condensed
Consolidated Financial Statements. This Form 10-Q of EMC is being separately filed by EMC and EMHC, with EMHC filing as the successor registrant of EMC's common stock under the Exchange Act.
EXXON MOBIL CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
The information in the Notes to Condensed Consolidated Financial Statements is an integral part of these statements.
Due to rounding, numbers presented may not add up precisely to the totals indicated.

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(millions of dollars, unless noted)	Note Reference Number	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Revenues and other income
Sales and other operating revenue	3	114,529	79,477	197,690	160,535
Income from equity affiliates		893	1,462	2,262	2,831
Other income		595	567	1,203	1,270
Total revenues and other income		116,017	81,506	201,155	164,636
Costs and other deductions
Crude oil and product purchases		67,801	45,327	119,603	92,115
Production and manufacturing expenses		12,250	10,102	22,945	20,185
Selling, general and administrative expenses		2,483	2,528	5,167	5,068
Depreciation and depletion (includes impairments)		8,689	6,101	15,460	11,803
Exploration expenses, including dry holes (1)		155	251	281	315
Non-service pension and postretirement benefit expense	4	32	90	94	203
Interest expense		227	145	522	350
Other taxes and duties		4,956	6,257	10,692	12,292
Total costs and other deductions		96,593	70,801	174,764	142,331
Income (loss) before income taxes		19,424	10,705	26,391	22,305
Income tax expense (benefit)		4,543	3,351	7,038	6,918
Net income (loss) including noncontrolling interests		14,881	7,354	19,353	15,387
Net income (loss) attributable to noncontrolling interests		356	272	645	592
Net income (loss) attributable to ExxonMobil		14,525	7,082	18,708	14,795

Earnings (loss) per common share (dollars)	2	3.48	1.64	4.47	3.40

Earnings (loss) per common share - assuming dilution (dollars)	2	3.48	1.64	4.47	3.40

(1) Includes $40 million related to the write-off of exploratory well costs in 2025 that were previously capitalized for greater than one year at December 31, 2024.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) including noncontrolling interests	14,881	7,354	19,353	15,387

Other comprehensive income (net of income taxes)
Foreign exchange translation adjustment	(452)	2,206	(715)	2,508
Adjustment for foreign exchange translation (gain)/loss included in net income	1	—	(4)	—
Postretirement benefits reserves adjustment (excluding amortization)	(51)	(12)	(86)	(46)
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	(25)	7	(52)	30
Total other comprehensive income (loss)	(527)	2,201	(857)	2,492
Comprehensive income (loss) including noncontrolling interests	14,354	9,555	18,496	17,879
Comprehensive income (loss) attributable to noncontrolling interests	280	571	474	901
Comprehensive income (loss) attributable to ExxonMobil	14,074	8,984	18,022	16,978

CONDENSED CONSOLIDATED BALANCE SHEET

(millions of dollars, unless noted)	Note Reference Number	June 30, 2026	December 31, 2025

ASSETS
Current assets
Cash and cash equivalents		10,588	10,681
Notes and accounts receivable – net		60,558	44,562
Inventories
Crude oil, products and merchandise		22,363	22,979
Materials and supplies		3,200	3,323
Other current assets		4,084	1,837
Total current assets		100,793	83,382
Investments, advances and long-term receivables		45,605	45,317
Property, plant and equipment – net		296,298	299,373
Other assets, including intangibles – net		21,786	20,908
Total Assets		464,482	448,980

LIABILITIES
Current liabilities
Notes and loans payable		10,139	9,296
Accounts payable and accrued liabilities		74,491	60,911
Income taxes payable		4,200	2,123
Total current liabilities		88,830	72,330
Long-term debt		32,229	34,241
Postretirement benefits reserves		9,068	8,847
Deferred income tax liabilities		39,546	40,216
Long-term obligations to equity companies		549	542
Other long-term obligations		28,149	26,178
Total Liabilities		198,371	182,354

Commitments and contingencies	7

EQUITY
Common stock without par value (9,000 million shares authorized, 8,019 million shares issued)		46,636	46,150
Earnings reinvested		492,569	482,494
Accumulated other comprehensive income	5	(11,549)	(10,863)
Common stock held in treasury (3,907 million shares at June 30, 2026 and 3,840 million shares at December 31, 2025)		(268,276)	(258,395)
ExxonMobil share of equity		259,380	259,386
Noncontrolling interests		6,731	7,240
Total Equity		266,111	266,626
Total Liabilities and Equity		464,482	448,980

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(millions of dollars)	Six Months Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) including noncontrolling interests	19,353	15,387
Depreciation and depletion (includes impairments)	15,460	11,803
Changes in operational working capital, excluding cash and debt	(3,857)	(4,848)
All other items – net	1,304	2,161
Net cash provided by operating activities	32,260	24,503

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and equipment	(12,997)	(12,181)
Proceeds from asset sales and returns of investments	649	1,999
Additional investments and advances	(711)	(472)
Other investing activities including collection of advances	734	339
Net cash used in investing activities	(12,325)	(10,315)

CASH FLOWS FROM FINANCING ACTIVITIES
Additions to long-term debt	894	883
Reductions in long-term debt	(135)	(13)
Additions to short-term debt (1)	—	172
Reductions in short-term debt (1)	(5,500)	(4,676)
Additions/(reductions) in commercial paper, and debt with three months or less maturity	3,912	257
Contingent consideration payments	(125)	(79)
Cash dividends to ExxonMobil shareholders	(8,633)	(8,623)
Cash dividends to noncontrolling interests	(332)	(452)
Changes in noncontrolling interests	61	(10)
Inflows from noncontrolling interests for major projects	—	45
Common stock acquired	(10,007)	(9,768)
Net cash used in financing activities	(19,865)	(22,264)

Effects of exchange rate changes on cash	(163)	600
Increase/(decrease) in cash and cash equivalents (including restricted)	(93)	(7,476)
Cash and cash equivalents at beginning of period (including restricted)	10,681	23,187
Cash and cash equivalents at end of period (including restricted)	10,588	15,711

SUPPLEMENTAL DISCLOSURES
Cash interest paid
Included in cash flows from operating activities	402	169
Capitalized, included in cash flows from investing activities	508	707
Total cash interest paid	910	876

Noncash right of use assets recorded in exchange for lease liabilities
Operating leases	1,737	900
Finance leases	52	6

(1) Includes commercial paper with a maturity greater than three months.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	ExxonMobil Share of Equity
(millions of dollars, unless noted)	Common Stock	Earnings Reinvested	Accumulated Other Comprehensive Income	Common Stock Held in Treasury	ExxonMobil Share of Equity	Non- controlling Interests	Total Equity
Balance as of March 31, 2025	46,426	474,290	(14,338)	(243,658)	262,720	7,086	269,806
Amortization of stock-based awards	220	—	—	—	220	—	220
Other	(17)	(23)	—	—	(40)	23	(17)
Net income (loss) for the period	—	7,082	—	—	7,082	272	7,354
Dividends - common shares	—	(4,288)	—	—	(4,288)	(311)	(4,599)
Other comprehensive income (loss)	—	—	1,902	—	1,902	299	2,201
Share repurchases, at cost	—	—	—	(5,014)	(5,014)	—	(5,014)
Dispositions	—	—	—	11	11	—	11
Balance as of June 30, 2025	46,629	477,061	(12,436)	(248,661)	262,593	7,369	269,962

Balance as of March 31, 2026	46,426	482,344	(11,098)	(263,291)	254,381	6,615	260,996
Amortization of stock-based awards	226	—	—	—	226	—	226
Other	(16)	(1)	—	—	(17)	(2)	(19)
Net income (loss) for the period	—	14,525	—	—	14,525	356	14,881
Dividends - common shares	—	(4,299)	—	—	(4,299)	(162)	(4,461)
Other comprehensive income (loss)	—	—	(451)	—	(451)	(76)	(527)
Share repurchases, at cost	—	—	—	(4,994)	(4,994)	—	(4,994)
Dispositions	—	—	—	9	9	—	9
Balance as of June 30, 2026	46,636	492,569	(11,549)	(268,276)	259,380	6,731	266,111

Balance as of December 31, 2024	46,238	470,903	(14,619)	(238,817)	263,705	6,901	270,606
Amortization of stock-based awards	414	—	—	—	414	—	414
Other	(23)	(14)	—	—	(37)	19	(18)
Net income (loss) for the period	—	14,795	—	—	14,795	592	15,387
Dividends - common shares	—	(8,623)	—	—	(8,623)	(452)	(9,075)
Other comprehensive income (loss)	—	—	2,183	—	2,183	309	2,492
Share repurchases, at cost	—	—	—	(9,866)	(9,866)	—	(9,866)
Dispositions	—	—	—	22	22	—	22
Balance as of June 30, 2025	46,629	477,061	(12,436)	(248,661)	262,593	7,369	269,962

Balance as of December 31, 2025	46,150	482,494	(10,863)	(258,395)	259,386	7,240	266,626
Amortization of stock-based awards	530	—	—	—	530	—	530
Other	(44)	—	—	—	(44)	(639)	(683)
Net income (loss) for the period	—	18,708	—	—	18,708	645	19,353
Dividends - common shares	—	(8,633)	—	—	(8,633)	(344)	(8,977)
Other comprehensive income (loss)	—	—	(686)	—	(686)	(171)	(857)
Share repurchases, at cost	—	—	—	(9,911)	(9,911)	—	(9,911)
Dispositions	—	—	—	30	30	—	30
Balance as of June 30, 2026	46,636	492,569	(11,549)	(268,276)	259,380	6,731	266,111

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
Common Stock Share Activity (millions of shares)	Issued	Held in Treasury	Outstanding	Issued	Held in Treasury	Outstanding
Balance as of March 31	8,019	(3,874)	4,145	8,019	(3,709)	4,310
Share repurchases, at cost	—	(33)	(33)	—	(47)	(47)
Balance as of June 30	8,019	(3,907)	4,112	8,019	(3,756)	4,263

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
Balance as of December 31	8,019	(3,840)	4,179	8,019	(3,666)	4,353
Share repurchases, at cost	—	(67)	(67)	—	(90)	(90)
Balance as of June 30	8,019	(3,907)	4,112	8,019	(3,756)	4,263

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Due to rounding, numbers presented may not add up precisely to the totals indicated.
Note 1. Basis of Financial Statement Preparation
On July 1, 2026, Exxon Mobil Corporation, a New Jersey corporation ("EMC"), completed its previously announced redomiciliation reorganization (the "Redomiciliation Merger"), pursuant to which ExxonMobil Holdings Corporation, a Texas corporation ("EMHC"), became the publicly traded parent company of the ExxonMobil consolidated group. The
Redomiciliation Merger became effective on July 1, 2026.
At the effective time of the Redomiciliation Merger, each outstanding share of EMC common stock, without par value, was automatically exchanged for one share of EMHC common stock with a par value of $0.001 per share, and former EMC shareholders became shareholders of EMHC holding the same number and percentage ownership interests immediately following the transaction. EMHC replaced EMC as the publicly held corporation traded on the New York Stock Exchange under the ticker symbol "XOM" and became the successor registrant of EMC's common stock pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934.
As of the effective time of the Redomiciliation Merger, the rights of EMHC shareholders are governed by the Texas Business
Organizations Code and the governing organizational documents of EMHC. Prior to the Redomiciliation Merger, shareholder rights were governed by the New Jersey Business Corporation Act and EMC's governing organizational documents.
Unless otherwise indicated, references herein to "ExxonMobil," the "Corporation," "we," "our," and "us" refer to the
ExxonMobil consolidated group, which was headed by EMC through June 30, 2026, and by EMHC thereafter. The accompanying Condensed Consolidated Financial Statements reflect periods prior to the completion of the Redomiciliation
Merger. The Redomiciliation Merger did not change the Corporation's consolidated business, operations, assets, liabilities, or financial reporting basis.
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
nature.
The Corporation's exploration and production activities are accounted for under the "successful efforts" method.
Note 2. Earnings Per Share

Earnings per common share	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to ExxonMobil (millions of dollars)	14,525	7,082	18,708	14,795
Weighted-average number of common shares outstanding (millions of shares) (1)	4,174	4,331	4,188	4,351
Earnings (loss) per common share (dollars) (2)	3.48	1.64	4.47	3.40
Dividends paid per common share (dollars)	1.03	0.99	2.06	1.98

(1) Includes restricted shares not vested.
(2) Earnings (loss) per common share and earnings (loss) per common share – assuming dilution are the same in each period shown.

Note 3. Disclosures about Segments and Related Information
Our four reportable segments are Upstream, Energy Products, Chemical Products, and Specialty Products.

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Three Months Ended June 30, 2026
Revenues and other income
Sales and other operating revenue	8,201	4,479	38,517	51,091	2,552	4,335	1,596	3,732	114,503
Income from equity affiliates	(95)	682	40	171	(15)	180	2	(11)	954
Intersegment revenue	9,916	11,931	10,258	9,309	2,023	998	590	125	45,150
Other income	286	57	76	81	—	2	1	33	536
Segment revenues and other income	18,308	17,149	48,891	60,652	4,560	5,515	2,189	3,879	161,143

Costs and other items
Crude oil and product purchases	7,013	3,444	41,997	50,164	2,469	3,520	1,260	2,479	112,346
Operating expenses, excl. depreciation and depletion (1)	4,603	2,734	2,049	2,394	1,095	1,038	515	531	14,959
Depreciation and depletion (includes impairments)	4,066	1,918	272	1,343	198	187	26	52	8,062
Interest expense	13	15	1	1	—	1	1	1	33
Other taxes and duties	139	222	764	3,718	29	31	6	47	4,956
Total costs and other deductions	15,834	8,333	45,083	57,620	3,791	4,777	1,808	3,110	140,356
Segment income (loss) before income taxes	2,474	8,816	3,808	3,032	769	738	381	769	20,787
Income tax expense (benefit)	554	2,527	764	401	170	189	96	93	4,794
Segment net income (loss) incl. noncontrolling interests	1,920	6,289	3,044	2,631	599	549	285	676	15,993
Net income (loss) attributable to noncontrolling interests	—	282	57	153	—	17	(2)	7	514
Segment income (loss)	1,920	6,007	2,987	2,478	599	532	287	669	15,479

Reconciliation of consolidated revenues
Segment revenues and other income			161,143
Other revenues (2)			24
Elimination of intersegment revenues			(45,150)
Total consolidated revenues and other income			116,017

Reconciliation of income (loss) attributable to ExxonMobil
Total segment income (loss)			15,479
Corporate and Financing income (loss)			(954)
Net income (loss) attributable to ExxonMobil			14,525

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Three Months Ended June 30, 2026
Additions to property, plant and equipment (3)	3,103	2,356	333	190	255	43	15	20	6,315

As of June 30, 2026
Investments in equity companies	5,794	19,236	476	1,621	2,837	2,724	—	759	33,447
Total assets	152,299	135,092	41,206	53,366	18,012	18,827	2,866	8,342	430,010

Reconciliation to Corporate Total	Segment Total		Corporate and Financing		Corporate Total
Three Months Ended June 30, 2026
Additions to property, plant and equipment (3)	6,315		392		6,707

As of June 30, 2026
Investments in equity companies	33,447		(123)		33,324
Total assets	430,010		34,472		464,482

(1) Operating expenses, excl. depreciation and depletion includes the following GAAP line items, as reflected on the Income Statement: Production and manufacturing expenses; Selling, general and administrative expenses; Exploration expenses, including dry holes; and Non-service pension and postretirement benefit expense.

(2) Primarily Corporate and Financing Interest revenue of $145 million.
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

(2) Primarily Corporate and Financing Interest revenue of $312 million.
(3) Includes non-cash additions.

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.

Six Months Ended June 30, 2026
Revenues and other income
Sales and other operating revenue	15,466	7,292	64,507	88,295	4,522	7,839	2,968	6,750	197,639
Income from equity affiliates	(156)	1,588	74	609	17	282	3	(29)	2,388
Intersegment revenue	17,509	21,954	16,679	16,414	3,715	1,975	1,086	265	79,597
Other income	532	96	105	132	—	3	4	62	934
Segment revenues and other income	33,351	30,930	81,365	105,450	8,254	10,099	4,061	7,048	280,558

Costs and other items
Crude oil and product purchases	13,096	6,287	70,191	90,131	4,419	7,081	2,232	4,588	198,025
Operating expenses, excl. depreciation and depletion (1)	7,638	5,247	4,362	4,511	2,270	2,076	1,017	1,028	28,149
Depreciation and depletion (includes impairments)	7,904	3,788	479	1,559	347	344	49	90	14,560
Interest expense	8	21	3	4	—	1	2	1	40
Other taxes and duties	207	551	1,495	8,210	44	78	10	97	10,692
Total costs and other deductions	28,853	15,894	76,530	104,415	7,080	9,580	3,310	5,804	251,466
Segment income (loss) before income taxes	4,498	15,036	4,835	1,035	1,174	519	751	1,244	29,092
Income tax expense (benefit)	1,004	4,483	1,065	200	256	172	193	183	7,556
Segment net income (loss) incl. noncontrolling interests	3,494	10,553	3,770	835	918	347	558	1,061	21,536
Net income (loss) attributable to noncontrolling interests	—	383	122	280	—	24	(3)	15	821
Segment income (loss)	3,494	10,170	3,648	555	918	323	561	1,046	20,715

Reconciliation of consolidated revenues
Segment revenues and other income			280,558
Other revenues (2)			194
Elimination of intersegment revenues			(79,597)
Total consolidated revenues and other income			201,155

Reconciliation of income (loss) attributable to ExxonMobil
Total segment income (loss)			20,715
Corporate and Financing income (loss)			(2,007)
Net income (loss) attributable to ExxonMobil			18,708

(millions of dollars)	Upstream		Energy Products		Chemical Products		Specialty Products		Segment Total
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Six Months Ended June 30, 2026
Additions to property, plant and equipment (3)	6,378	4,241	1,184	356	407	68	49	39	12,722

As of June 30, 2026
Investments in equity companies	5,794	19,236	476	1,621	2,837	2,724	—	759	33,447
Total assets	152,299	135,092	41,206	53,366	18,012	18,827	2,866	8,342	430,010

Reconciliation to Corporate Total	Segment Total		Corporate and Financing		Corporate Total
Six Months Ended June 30, 2026
Additions to property, plant and equipment (3)	12,722		739		13,461

As of June 30, 2026
Investments in equity companies	33,447		(123)		33,324
Total assets	430,010		34,472		464,482

(1) Operating expenses, excl. depreciation and depletion includes the following GAAP line items, as reflected on the Income Statement: Production and manufacturing expenses; Selling, general and administrative expenses; Exploration expenses, including dry holes; and Non-service pension and postretirement benefit expense.

(2) Primarily Corporate and Financing Interest revenue of $351 million.
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

Reconciliation of consolidated revenue
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

Sales and other operating revenue (millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue from contracts with customers	72,569	56,680	129,435	113,611
Revenue outside the scope of ASC 606	41,960	22,797	68,255	46,924
Total	114,529	79,477	197,690	160,535

Geographic Sales and Other Operating Revenue (millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	50,892	34,436	87,519	69,043
Non-U.S.	63,637	45,041	110,171	91,492
Total	114,529	79,477	197,690	160,535

Significant Non-U.S. revenue sources include: (1)
Canada	10,287	6,804	17,770	13,794

(1) Revenue is determined by primary country of operations. Excludes certain sales and other operating revenues in non-U.S. operations where attribution to a specific country is not practicable.

Note 4. Pension and Other Postretirement Benefits

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Components of net benefit cost
Pension Benefits - U.S.
Service cost	150	138	277	274
Interest cost	164	171	329	341
Expected return on plan assets	(165)	(149)	(329)	(298)
Amortization of actuarial loss/(gain)	5	19	10	37
Amortization of prior service cost	(7)	(8)	(15)	(15)
Net pension enhancement and curtailment/settlement cost	3	15	2	51
Net benefit cost	150	186	274	390

Pension Benefits - Non-U.S.
Service cost	67	82	139	160
Interest cost	203	205	442	427
Expected return on plan assets	(199)	(206)	(430)	(427)
Amortization of actuarial loss/(gain)	(12)	9	(22)	18
Amortization of prior service cost	16	15	31	28
Net pension enhancement and curtailment/settlement cost	—	—	28	—
Net benefit cost	75	105	188	206

Other Postretirement Benefits
Service cost	21	24	42	47
Interest cost	66	66	131	131
Expected return on plan assets	(4)	(4)	(8)	(8)
Amortization of actuarial loss/(gain)	(21)	(27)	(43)	(51)
Amortization of prior service cost	(16)	(16)	(31)	(31)
Net pension enhancement and curtailment/settlement cost	(1)	—	(1)	—
Net benefit cost	45	43	90	88

Note 5. Other Comprehensive Income Information

ExxonMobil Share of Accumulated Other Comprehensive Income (millions of dollars)	Cumulative Foreign Exchange Translation Adjustment	Postretirement Benefits Reserves Adjustment	Total
Balance as of December 31, 2024	(16,166)	1,547	(14,619)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	2,200	(46)	2,154
Amounts reclassified from accumulated other comprehensive income	—	29	29
Total change in accumulated other comprehensive income	2,200	(17)	2,183
Balance as of June 30, 2025	(13,966)	1,530	(12,436)

Balance as of December 31, 2025	(13,398)	2,535	(10,863)
Current period change excluding amounts reclassified from accumulated other comprehensive income (1)	(544)	(86)	(630)
Amounts reclassified from accumulated other comprehensive income	(4)	(52)	(56)
Total change in accumulated other comprehensive income	(548)	(138)	(686)
Balance as of June 30, 2026	(13,946)	2,397	(11,549)

(1) Cumulative Foreign Exchange Translation Adjustment includes net investment hedge gain/(loss) net of taxes of $80 million and $(293) million in 2026 and 2025, respectively.

Amounts Reclassified Out of Accumulated Other Comprehensive Income - Before-tax Income/(Expense) (millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Foreign exchange translation gain/(loss) included in net income (Statement of Income line: Other income)	(1)	—	4	—
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs (Statement of Income line: Non-service pension and postretirement benefit expense)	33	(7)	68	(37)

Income Tax (Expense)/Credit For Components of Other Comprehensive Income (millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Foreign exchange translation adjustment	(22)	47	35	106
Postretirement benefits reserves adjustment (excluding amortization)	10	16	11	38
Amortization and settlement of postretirement benefits reserves adjustment included in net periodic benefit costs	8	—	16	(7)
Total	(4)	63	62	137

Note 6. Financial Instruments and Derivatives
The estimated fair value of financial instruments and derivatives at June 30, 2026 and December 31, 2025, and the related hierarchy level for the fair value measurement was as follows:

	June 30, 2026

(millions of dollars)	Fair Value
	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	15,760	4,163	—	19,923	(17,681)	(644)	—	1,598
Advances to/receivables from equity companies (2)(3)	—	1,375	4,330	5,705	—	—	141	5,846
Other long-term financial assets (4)	1,595	—	1,806	3,401	—	—	127	3,528

Liabilities
Derivative liabilities (5)	15,452	4,384	—	19,836	(17,681)	(337)	—	1,818
Long-term debt (6)	23,262	3,379	—	26,641	—	—	3,224	29,865
Long-term obligations to equity companies (3)	—	—	549	549	—	—	—	549
Other long-term financial liabilities (7)	—	—	277	277	—	—	16	293

	December 31, 2025

(millions of dollars)	Fair Value
	Level 1	Level 2	Level 3	Total Gross Assets & Liabilities	Effect of Counterparty Netting	Effect of Collateral Netting	Difference in Carrying Value and Fair Value	Net Carrying Value
Assets
Derivative assets (1)	5,197	2,259	—	7,456	(6,261)	(341)	—	854
Advances to/receivables from equity companies (2)(3)	—	1,935	3,938	5,873	—	—	256	6,129
Other long-term financial assets (4)	1,536	—	1,800	3,336	—	—	216	3,552

Liabilities
Derivative liabilities (5)	4,994	2,043	—	7,037	(6,261)	(141)	—	635
Long-term debt (6)	24,678	3,909	—	28,587	—	—	3,248	31,835
Long-term obligations to equity companies (3)	—	—	542	542	—	—	—	542
Other long-term financial liabilities (7)	—	—	348	348	—	—	16	364

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

At June 30, 2026 and December 31, 2025, respectively, the Corporation had $1.4 billion and $0.5 billion of collateral under master netting arrangements not offset against the derivatives on the Condensed Consolidated Balance Sheet, primarily related to initial margin requirements.
The Corporation may use non-derivative financial instruments, such as its foreign currency-denominated debt, as hedges of its net investments in certain foreign subsidiaries. Under this method, the change in the carrying value of the financial instruments due to foreign exchange fluctuations is reported in accumulated other comprehensive income. As of June 30, 2026, the
Corporation has designated $3.4 billion of its Euro-denominated debt and related accrued interest as a net investment hedge of its European business. The net investment hedge is deemed to be perfectly effective.
The Corporation had undrawn short-term committed lines of credit of $7.4 billion and undrawn long-term committed lines of credit of $0.3 billion as of the end of second quarter 2026.
Derivative Instruments
The Corporation’s size, strong capital structure, geographic diversity, and the complementary nature of its business segments reduce the Corporation’s enterprise-wide risk from changes in commodity prices, currency rates, and interest rates. In addition, the Corporation uses commodity-based contracts, including derivatives, to manage commodity price risk and to generate returns from trading. Commodity contracts held for trading purposes are presented in the Condensed Consolidated Statement of Income on a net basis in the line “Sales and other operating revenue" and in the Consolidated Statement of Cash Flows in “Cash Flows
from Operating Activities” and included before-tax realized and unrealized losses of $2.3 billion and gains of $534 million for the periods ended June 30, 2026 and 2025, respectively. The Corporation’s commodity derivatives are not accounted for under hedge accounting. At times, the Corporation also enters into currency and interest rate derivatives, none of which are material to the Corporation’s financial position as of June 30, 2026 and December 31, 2025, or results of operations for the periods ended
June 30, 2026 and 2025.
The Corporation operates a program to hedge certain of its fixed-rate debt instruments against changes in fair value due to changes in the designated benchmark interest rate. This program utilizes fair value hedge accounting. The derivative (hedging)
instruments are fixed-for-floating interest rate swaps, with settlement dates that correspond to the interest payments associated with the fixed-rate debt (hedged item). Changes in the fair values of the hedging instruments are perfectly offset by changes in the fair values of the hedged items; the effects of these changes in fair values are recorded in "Interest expense" in the
Consolidated Statement of Income. This program was not material to the Consolidated Financial Statements as of the end of
second quarter 2026.
Credit risk associated with the Corporation’s derivative position is mitigated by several factors, including the use of derivative clearing exchanges and the quality of and financial limits placed on derivative counterparties. The Corporation maintains a system of controls that includes the authorization, reporting, and monitoring of derivative activity.
The net notional long/(short) position of derivative instruments at June 30, 2026 and December 31, 2025, was as follows:

(millions)	June 30, 2026	December 31, 2025
Crude oil (barrels)	20	6
Petroleum products (barrels)	(55)	(27)
Natural gas (MMBTUs)	(528)	(449)
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
Local governments in Louisiana have filed unprecedented legal proceedings against a number of oil and gas companies, including ExxonMobil, requesting compensation for the restoration of coastal marsh erosion in the state. Effective July 31,
2026, the Corporation entered into a settlement with the state of Louisiana and the relevant coastal parishes settling all claims related to these matters. The settlement is not material to the Corporation, with estimated earnings impacts included in the second quarter financial reserve updates and third quarter earnings impacts expected to be immaterial. The settlement reflects a negotiated resolution of disputed claims, does not constitute an admission of liability or wrongdoing, and does not provide for any government sanctions.
While the outcome of any litigation can be unpredictable, we believe the likelihood is remote that the ultimate outcomes of these lawsuits will have a material adverse effect on the Corporation’s operations, financial condition, or financial statements taken as a whole. We will continue to defend vigorously against these claims.
Other Contingencies
The Corporation and certain of its consolidated subsidiaries were contingently liable at June 30, 2026, for guarantees relating to notes, loans and performance under contracts. Where guarantees for environmental remediation and other similar matters do not include a stated cap, the amounts reflect management’s estimate of the maximum potential exposure. Where it is not possible to make a reasonable estimation of the maximum potential amount of future payments, future performance is expected to be either immaterial or have only a remote chance of occurrence.

	June 30, 2026

(millions of dollars)	Equity Company Obligations (1)	Other Third-Party Obligations	Total
Guarantees
Non-debt-related	660	5,619	6,279
Total	660	5,619	6,279

(1) ExxonMobil share.
Additionally, the Corporation and its affiliates have numerous long-term sales and purchase commitments in their various business activities, all of which are expected to be fulfilled with no adverse consequences material to the Corporation’s operations or financial condition.
Note 8. Divestment Activities
Through June 30, 2026, the Corporation realized proceeds of approximately $0.6 billion and recognized net after-tax earnings of approximately $0.1 billion from its divestment activities. This included the sale of certain assets in the United States, as well as other smaller divestments.
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
Actual future results, including financial and operating performance; potential earnings, cash flow, dividends or shareholder returns, including the timing and amounts of share repurchases; total capital expenditures and mix, including allocations of capital to low carbon and other new investments; realization and maintenance of structural cost reductions and efficiency gains, including the ability to offset inflationary pressure; plans to reduce future emissions and emissions intensity, including ambitions to reach Scope 1 and Scope 2 net zero from operated assets by 2050, to reach Scope 1 and 2 net zero in integrated
Upstream Permian Basin unconventional operated assets by 2035, to eliminate routine flaring in-line with World Bank Zero
Routine Flaring, to reach near-zero methane emissions from operated assets and other methane initiatives, and to meet
ExxonMobil’s emission reduction plans and goals, divestment and start-up plans, and associated project plans as well as technology advances, including the timing and outcome of projects to capture, transport and store CO2, produce hydrogen and ammonia, produce lower-emission fuels, produce ProxximaTM systems, produce carbon materials, produce lithium, and use plastic waste as feedstock for advanced recycling; future debt levels and credit ratings; maintenance and turnaround activity;
drilling and improvement programs; product sales levels and mix; business and project plans, timing, costs, capacities and profitability; resource recoveries and production rates; and planned Denbury and Pioneer integrated benefits, could differ materially due to a number of factors.
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
price impacts and the broader government responses to inflationary pressures; changes in interest and exchange rates; variable impacts of trading activities and derivative positions, including timing effects, on our margins and results each quarter; actions of co-venturers or partners, competitors and commercial counterparties, including suppliers and customers; government actions in pursuit of national energy and security policies and priorities affecting our business; the outcome of commercial negotiations, including final agreed terms and conditions; the outcome of competitive bidding and project awards; the ability to access debt markets on favorable terms or at all; the occurrence, pace, rate of recovery and effects of public health crises; adoption of regulatory incentives consistent with law; reservoir performance and optimization, including variability and timing factors applicable to unconventional resources, the success of new unconventional and AI-enhanced technologies, and the ability of new technologies to improve drilling performance and recovery relative to competitors; the level, outcome, and timing of exploration and development projects and decisions to invest in future reserves and resources; timely completion of construction projects and commencement of start-up operations, including reliance on third-party suppliers and service providers; final management approval of future projects and any changes in the scope, terms, costs or assumptions of such projects as approved; the actions of governments, non-governmental organizations, or other actors against our core business activities and acquisitions, divestitures or financing opportunities; war, civil unrest, armed hostilities, attacks against the company or industry, and other geopolitical or security disturbances, including disruption of land or sea transportation routes or distribution or shipping channels; decoupling of economies; disruption, realignment, or breaking of current or historical trade or military alliances or global trade and supply chain networks; escalating geopolitical volatility, including regime changes;
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

Overview
Market conditions continued to be heavily influenced by supply disruptions in the Middle East and global refining capacity reductions during the second quarter of 2026. Average crude oil prices remained within the 10-year historical range
(2010-2019) with reduced refining capacity and inventory releases. Natural gas prices remained elevated above the 10-year average with ongoing supply disruptions. Global industry refining margins were sharply above the 10-year historical range due to unprecedented global refining capacity reductions. Chemical margins improved but remained below the bottom of the 10-
year range with regional supply constraints impacting product availability, particularly in Asia.
Selected Earnings Driver Definitions
The earnings drivers provide additional visibility into our business results. The Corporation evaluates these drivers periodically to determine if any enhancements may provide helpful insights to the market. Listed below are descriptions of the earnings drivers:
Advantaged Volume Growth. Represents earnings impacts from change in volume/mix from advantaged assets, advantaged projects, and high-value products. Occasionally, additional granularity is provided to aid investors. For example, Middle East volumes are presented separately in this filing.
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
Base Volume. Represents all volume/mix drivers not included in Advantaged Volume Growth defined above. Occasionally, additional granularity is provided to aid investors. For example, Middle East volumes are presented separately in this filing.
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

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Additions to property, plant and equipment	6,527	6,283	12,997	12,181
Additional investments and advances	324	319	711	472
Other investing activities including collection of advances	(102)	(246)	(734)	(339)
Inflows from noncontrolling interests for major projects	—	(23)	—	(45)
Less: Advances and collections not related to capital expenditures or equity investments	38	270	—	270
Total Cash Capex (Non-GAAP)	6,787	6,603	12,974	12,539

Upstream	5,852	5,669	10,664	10,662
Energy Products	527	432	1,525	810
Chemical Products	307	279	489	570
Specialty Products	11	97	66	207
Other	90	126	230	290
Total Cash Capex (Non-GAAP)	6,787	6,603	12,974	12,539

Structural Cost Savings (Non-GAAP)
Structural Cost Savings describes decreases in cash opex excluding energy and production taxes as a result of operational efficiencies, workforce reductions, divestment-related reductions, and other cost-savings measures that are expected to be sustainable compared to 2019 levels. Relative to 2019, estimated cumulative Structural Cost Savings totaled $16.3 billion, which included an additional $1.2 billion in the first six months of 2026. The total change between periods in expenses below will reflect both Structural Cost Savings and other changes in spend, including market factors, such as inflation and foreign exchange impacts, as well as changes in activity levels and costs associated with new operations, mergers and acquisitions, new business venture development, and early-stage projects. Structural Cost Savings from new operations, mergers and acquisitions, and new business venture developments are included in the cumulative Structural Cost Savings. Estimates of cumulative annual structural savings may be revised depending on whether cost reductions realized in prior periods are determined to be sustainable compared to 2019 levels. Structural Cost Savings are stewarded internally to support management's oversight of spending over time. This measure is useful for investors to understand the Corporation's efforts to optimize spending through disciplined expense management.

Dollars in billions (unless otherwise noted)	Twelve Months Ended December 31,		Six Months Ended June 30,
	2019	2025	2025	2026
Components of Operating Costs
From ExxonMobil’s Consolidated Statement of Income (U.S. GAAP)
Production and manufacturing expenses	36.8	42.4	20.2	22.9
Selling, general and administrative expenses	11.4	11.1	5.1	5.2
Depreciation and depletion (includes impairments)	19.0	26.0	11.8	15.5
Exploration expenses, including dry holes	1.3	1.0	0.3	0.3
Non-service pension and postretirement benefit expense	1.2	0.4	0.2	0.1
Subtotal	69.7	81.0	37.6	43.9
ExxonMobil’s share of equity company expenses (Non-GAAP)	9.1	10.6	5.2	4.3
Total Adjusted Operating Costs (Non-GAAP)	78.8	91.6	42.8	48.2

Total Adjusted Operating Costs (Non-GAAP)	78.8	91.6	42.8	48.2
Less:
Depreciation and depletion (includes impairments)	19.0	26.0	11.8	15.5
Non-service pension and postretirement benefit expense	1.2	0.4	0.2	0.1
Other adjustments (includes equity company depreciation and depletion)	3.6	6.2	2.4	4.2
Total Cash Operating Expenses (Cash Opex) (Non-GAAP)	55.0	59.0	28.4	28.5

Energy and production taxes (Non-GAAP)	11.0	14.9	7.6	6.6
Total Cash Operating Expenses (Cash Opex) excluding Energy and Production Taxes (Non-GAAP)	44.0	44.1	20.8	21.9

		Change vs 2019		Change vs 2025	Estimated Cumulative vs 2019
Total Cash Operating Expenses (Cash Opex) excluding Energy and Production Taxes (Non-GAAP)		+0.1		+1.1

Market		+4.9		+0.9
Activity / Other		+10.3		+1.4
Structural Cost Savings		-15.1		-1.2	-16.3

REVIEW OF SECOND QUARTER 2026 RESULTS
ExxonMobil’s second quarter 2026 earnings were $14.5 billion, compared to $7.1 billion a year earlier. Markets were supportive, but our performance reflected the strength of the portfolio and operating model. The increase in earnings was driven by higher prices and margins, advantaged investments across Upstream and Energy Products, and structural cost savings. This increase was partly offset by higher expenses related to depreciation, lower volumes from scheduled maintenance and Middle
East disruptions, and identified items, primarily impairments and financial reserves. Cash capital expenditures were $6.8 billion, up $0.2 billion from second quarter 2025.
Earnings for the first six months of 2026 were $18.7 billion, compared to $14.8 billion a year earlier. Cash capital expenditures were $13.0 billion, up $0.4 billion from the first six months of 2025. The Corporation distributed $8.6 billion in dividends to shareholders and repurchased $10.0 billion of common stock.
UPSTREAM

Upstream Financial Results	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2026	2025	2026	2025
Earnings (loss) (U.S. GAAP)
United States	1,920	1,212	3,494	3,082
Non-U.S.	6,007	4,190	10,170	9,076
Total	7,927	5,402	13,664	12,158

Upstream Second Quarter Earnings Driver Analysis (millions of dollars)
Volume / Mix
Price – Increased earnings by $4,650 million, on higher crude realizations, partly offset by lower gas realizations.
Advantaged Volume Growth – Increased earnings by $1,140 million, mainly driven by Guyana and Permian growth.
Base Volume – Decreased earnings by $130 million.
Middle East Volume - Decreased earnings by $1,060 million due to Middle East disruption impacts.
Structural Cost Savings – Increased earnings by $170 million.
Expenses – Decreased earnings by $690 million due to higher depreciation.
Other – Decreased earnings by $170 million mainly due to one-time tax impacts and absence of divestments.
Estimated Timing Effects – Decreased earnings by $180 million, mainly from unfavorable derivatives mark-to-market impacts.
Identified Items – 2Q26 $(1,199) million loss from financial reserves.

Upstream Year-to-Date Earnings Driver Analysis (millions of dollars)
Volume / Mix
Price – Increased earnings by $4,200 million, on higher crude realizations, partly offset by lower gas realizations.
Advantaged Volume Growth – Increased earnings by $1,940 million, mainly driven by Guyana and Permian growth.
Base Volume – Decreased earnings by $590 million from divestments and Kazakhstan downtime.
Middle East Volume - Decreased earnings by $1,280 million due to Middle East disruption impacts.
Structural Cost Savings – Increased earnings by $340 million.
Expenses – Decreased earnings by $1,510 million mainly due to higher depreciation.
Other – Increased earnings by $470 million, mainly from net favorable tax items.
Estimated Timing Effects – Decreased earnings by $870 million, mainly from unfavorable derivatives mark-to-market impacts.
Identified Items – 2026 $(1,199) million loss from financial reserves.

Upstream Operational Results	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net production of crude oil, natural gas liquids, bitumen and synthetic oil (thousands of barrels daily)
United States	1,653	1,494	1,620	1,456
Canada/Other Americas	922	797	929	779
Europe	3	3	3	4
Africa	121	139	130	138
Asia	647	801	629	799
Australia/Oceania	26	25	24	25
Worldwide	3,373	3,259	3,335	3,201

Net natural gas production available for sale (millions of cubic feet daily)
United States	3,840	3,313	3,715	3,290
Canada/Other Americas	25	24	26	33
Europe	274	312	293	321
Africa	117	106	116	112
Asia	1,274	3,206	1,883	3,331
Australia/Oceania	1,319	1,258	1,278	1,257
Worldwide	6,849	8,219	7,311	8,344

Oil-equivalent production (1)	4,514	4,630	4,554	4,591
(thousands of oil-equivalent barrels daily)

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

Upstream Additional Information (thousands of barrels daily)	Three Months Ended June 30,	Six Months Ended June 30,
Volumes reconciliation (Oil-equivalent production) (1)
2025	4,630	4,591
Entitlements - Net Interest	(5)	(16)
Entitlements - Price / Spend / Other	(20)	7
Government Mandates	—	(2)
Divestments	(34)	(52)
Growth / Other	(57)	26
2026	4,514	4,554

(1) Natural gas is converted to an oil-equivalent basis at six million cubic feet per one thousand barrels.

2Q 2026 versus 2Q 2025
2Q 2026 production of 4.5 million oil-equivalent barrels per day decreased 116 thousand oil-
equivalent barrels per day from 2Q 2025, driven by Middle East disruption impacts, mostly offset by Permian and Guyana growth.

YTD 2026 versus YTD 2025	4.6 million oil-equivalent barrels per day in 2026 decreased 37 thousand oil-equivalent barrels per day from 2025, driven by Middle East disruption impacts, mostly offset by Permian and Guyana growth.
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
and work program activities, acquisitions including additions from asset exchanges, downtime, market demand, natural field decline, and any fiscal or commercial terms that do not affect entitlements.

ENERGY PRODUCTS

Energy Products Financial Results	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2026	2025	2026	2025
Earnings (loss) (U.S. GAAP)
United States	2,987	825	3,648	1,122
Non-U.S.	2,478	541	555	1,071
Total	5,465	1,366	4,203	2,193

Energy Products Second Quarter Earnings Driver Analysis (millions of dollars)
Volume / Mix
Margin – Increased earnings by $3,180 million from stronger refining margins.
Advantaged Volume Growth – Consistent focus on growing advantaged capacity and optimizing assets and products increased earnings by $270 million.
Base Volume – Decreased earnings by $280 million, mainly driven scheduled maintenance.
Middle East Volume - Decreased earnings by $310 million due to Middle East supply disruptions impacting global operations.
Structural Cost Savings – Increased earnings by $110 million.
Expenses – Decreased earnings by $170 million, driven by growth projects and scheduled maintenance.
Other – Decreased earnings by $80 million, driven by unfavorable foreign exchange rate effects.
Estimated Timing Effects – Increased earnings by $2,560 million, on favorable derivative mark-to-market impacts.
Identified Items – 2Q26 $(1,180) million loss mainly from impairments.

Energy Products Year-to-Date Earnings Driver Analysis (millions of dollars)
Volume / Mix
Margins – Increased earnings by $5,530 million from stronger refining margins and improved trading and optimization.
Advantaged Volume Growth – Consistent focus on growing advantaged capacity and optimizing assets and products increased earnings by $410 million.
Base Volume – Decreased earnings by $330 million, mainly driven by scheduled maintenance.
Middle East Volume - Decreased earnings by $460 million due to Middle East supply disruptions impacting global operations.
Structural Cost Savings – Increased earnings by $380 million.
Expenses – Decreased earnings by $600 million, primarily driven by higher scheduled maintenance and growth projects.
Other – Decreased earnings by $260 million, mainly driven by unfavorable foreign exchange rate effects.
Estimated Timing Effects – Decreased earnings by $770 million, primarily from rising crude prices.
Identified Items – 2026 $(1,886) million loss due to impairments and supply disruptions in the Middle East preventing physical shipments associated with hedges.

Energy Products Operational Results	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of barrels daily)	2026	2025	2026	2025
Refinery throughput
United States	1,908	1,969	1,852	1,880
Canada	331	376	358	387
Europe	814	969	774	977
Asia Pacific	317	442	351	444
Other	192	180	194	185
Worldwide	3,562	3,936	3,528	3,873

Energy Products sales (1)
United States	3,036	2,906	3,124	2,817
Non-U.S.	2,662	2,682	2,539	2,619
Worldwide	5,698	5,588	5,664	5,436

Gasoline, naphthas	2,166	2,294	2,190	2,229
Heating oils, kerosene, diesel	1,722	1,808	1,697	1,766
Aviation fuels	431	387	415	376
Heavy fuels	169	247	178	203
Other energy products	1,210	852	1,184	862
Worldwide	5,698	5,588	5,664	5,436

(1) Data reported net of purchases/sales contracts with the same counterparty.

CHEMICAL PRODUCTS

Chemical Products Financial Results	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2026	2025	2026	2025
Earnings (loss) (U.S. GAAP)
United States	599	255	918	510
Non-U.S.	532	38	323	56
Total	1,131	293	1,241	566

Chemical Products Second Quarter Earnings Driver Analysis (millions of dollars)
Volume / Mix
Margin – Increased earnings by $980 million from increased North America ethane feed advantage and performance chemical margins.
Advantaged Volume Growth – Decreased earnings by $130 million from weak Asia Pacific market dynamics.
Base Volume – Increased earnings by $70 million.
Structural Cost Savings – Increased earnings by $20 million.
Expenses – Increased earnings by $40 million.
Other – Decreased earnings by $60 million.
Identified Items – 2Q26 $(83) million loss.

Chemical Products Year-to-Date Earnings Driver Analysis (millions of dollars)
Volume / Mix
Margins – Increased earnings by $570 million, mainly from increased North America ethane feed advantage and performance chemical margins.
Advantaged Volume Growth – Increased earnings by $10 million.
Base Volume – Increased earnings by $170 million from regional product mix.
Structural Cost Savings – Increased earnings by $150 million.
Expenses – Decreased earnings by $50 million.
Other – Decreased earnings by $90 million.
Identified Items – 2026 $(83) million loss.

Chemical Products Operational Results	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of metric tons)	2026	2025	2026	2025
Chemical Products sales (1)
United States	1,682	1,771	3,586	3,477
Non-U.S.	2,788	3,493	6,243	6,563
Worldwide	4,471	5,264	9,829	10,040

(1) Data reported net of purchases/sales contracts with the same counterparty.

SPECIALTY PRODUCTS

Specialty Products Financial Results	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2026	2025	2026	2025
Earnings (loss) (U.S. GAAP)
United States	287	291	561	613
Non-U.S.	669	489	1,046	822
Total	956	780	1,607	1,435

Specialty Products Second Quarter Earnings Driver Analysis (millions of dollars)
Volume / Mix
Margin – Increased earnings by $270 million on higher basestock margins.
Advantaged Volume – Increased earnings by $10 million.
Base Volume – Decreased earnings by $30 million.
Middle East Volume - Decreased earnings by $110 million due to supply disruptions.
Structural Cost Savings – Increased earnings by $30 million.
Expenses – Decreased earnings by $20 million.
Other – Increased earnings by $40 million.
Identified Items – 2Q26 $(13) million loss.

Specialty Products Year-to-Date Earnings Driver Analysis (millions of dollars)
Volume / Mix
Margins – Increased earnings by $120 million on higher basestock margins on supply disruptions.
Advantaged Volume Growth – Increased earnings by $10 million.
Base Volume – Decreased earnings by $30 million.
Middle East Volume - Decreased earnings by $50 million.
Structural Cost Savings – Increased earnings by $80 million.
Expenses – Decreased earnings by $10 million.
Other – Increased earnings by $60 million.
Identified Items – 2026 $(13) million loss.

Specialty Products Operational Results	Three Months Ended June 30,		Six Months Ended June 30,
(thousands of metric tons)	2026	2025	2026	2025
Specialty Products sales (1)
United States	367	504	903	977
Non-U.S.	1,418	1,500	2,857	2,963
Worldwide	1,784	2,004	3,760	3,940

(1) Data reported net of purchases/sales contracts with the same counterparty.
CORPORATE AND FINANCING

Corporate and Financing Financial Results	Three Months Ended June 30,		Six Months Ended June 30,
(millions of dollars)	2026	2025	2026	2025
Earnings (loss) (U.S. GAAP)	(954)	(759)	(2,007)	(1,557)
Corporate and Financing expenses were $954 million for the second quarter of 2026, $195 million higher than the second quarter of 2025, due to lower interest income and unfavorable tax impacts.
Corporate and Financing expenses were $2,007 million for the first six months of 2026, $450 million higher than 2025, due to lower interest income and the absence of favorable tax items.
(1) Net debt is total debt of $42.4 billion less $10.6 billion of cash and cash equivalents excluding restricted cash . Net debt to capital ratio is net debt divided by net debt plus total equity of $266.1 billion. Total debt is the sum of notes and loans payable and long-term debt, as reported in the Consolidated Balance
Sheet.

LIQUIDITY AND CAPITAL RESOURCES

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net cash provided by/(used in)
Operating activities			32,260	24,503
Investing activities			(12,325)	(10,315)
Financing activities			(19,865)	(22,264)
Effect of exchange rate changes			(163)	600
Increase/(decrease) in cash and cash equivalents			(93)	(7,476)

Cash and cash equivalents (at end of period)			10,588	15,711

Cash flow from operations and asset sales
Net cash provided by operating activities (U.S. GAAP)	23,555	11,550	32,260	24,503
Proceeds associated with sales of subsidiaries, property, plant & equipment, and sales and returns of investments	430	176	649	1,999
Cash flow from operations and asset sales (Non-GAAP)	23,985	11,726	32,909	26,502

Because of the ongoing nature of our asset management and divestment program, we believe it is useful for investors to consider proceeds associated with asset sales together with cash provided by operating activities when evaluating cash available for investment in the business and financing activities, including shareholder distributions.

Cash flow from operations and asset sales in the second quarter of 2026 was $24.0 billion, an increase of $12.3 billion from the comparable 2025 period.
Cash provided by operating activities totaled $32.3 billion for the first six months of 2026, $7.8 billion higher than 2025. Net income including noncontrolling interests was $19.4 billion, an increase of $4.0 billion from the prior year period. The adjustment for the noncash provision of $15.5 billion for depreciation and depletion was up $3.7 billion from 2025. Changes in operational working capital were a reduction of $3.9 billion during the period. All other items net increased cash flows by $1.3 billion in 2026 versus an increase of $2.2 billion in 2025. See the Condensed Consolidated Statement of Cash Flows for
additional details.
Investing activities for the first six months of 2026 used net cash of $12.3 billion, an increase of $2.0 billion compared to the prior year. Spending for additions to property, plant and equipment of $13.0 billion was $0.8 billion higher than 2025. Proceeds from asset sales were $0.6 billion, a decrease of $1.4 billion compared to the prior year. Net investments and advances decreased $0.2 billion from $0.1 billion in 2025.
Net cash used in financing activities was $19.9 billion in the first six months of 2026, including $10.0 billion for the purchase of 66.7 million shares of ExxonMobil stock, as part of the previously announced buyback program. This compares to net cash used in financing activities of $22.3 billion in the prior year. Total debt at the end of the second quarter of 2026 was $42.4 billion compared to $43.5 billion at year-end 2025. The Corporation's debt to total capital ratio was 13.7 percent at the end of the second quarter of 2026 compared to 14.0 percent at year-end 2025. The net debt to capital ratio (1) was 10.7 percent at the end of the second quarter, a decrease of 0.3 percentage points from year-end 2025. The Corporation's capital allocation priorities are investing in competitively advantaged, high-return projects, maintaining a strong balance sheet, and sharing our success with our shareholders through more consistent share repurchases and a growing dividend. The Corporation distributed a total of $8.6 billion to shareholders in the first six months of 2026 through dividends.
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
The Corporation had undrawn short-term committed lines of credit of $7.4 billion and undrawn long-term committed lines of credit of $0.3 billion as of the end of second quarter 2026.
The Corporation’s financial strength enables it to make large, long-term capital expenditures. Cash capex in the second quarter of 2026 was $6.8 billion, up $0.2 billion from the second quarter of 2025. The Corporation plans to invest in the range of $27 billion to $29 billion in 2026. Actual spending could vary depending on the progress of individual projects.

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
Acquisitions may be made with cash, shares of the Corporation’s common stock, or both. We also opportunistically may use our cash and available liquidity to repurchase or retire our debt.
Litigation and other contingencies are discussed in Note 7 to the unaudited Condensed Consolidated Financial Statements.
TAXES

(millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income taxes	4,543	3,351	7,038	6,918
Effective income tax rate	24%	34%	29%	34%
Total other taxes and duties (1)	6,112	7,204	12,887	14,270
Total	10,655	10,555	19,925	21,188

(1) Includes “Other taxes and duties” plus taxes that are included in “Production and manufacturing expenses” and “Selling, general and administrative expenses”, each from the Consolidated Statement of Income.

Total taxes were $10.7 billion for the second quarter of 2026, an increase of $0.1 billion from 2025. Income tax expense was
$4.5 billion compared to $3.4 billion in the prior year. The effective income tax rate, which is calculated based on consolidated company income taxes and ExxonMobil's share of equity company income taxes, was 24 percent, 10 percent lower than the prior year period due primarily to a change in mix of results in jurisdictions with varying tax rates. Total other taxes and duties decreased by $1.1 billion to $6.1 billion.
Total taxes were $19.9 billion for the first six months of 2026, a decrease of $1.3 billion from 2025. Income tax expense increased by $0.1 billion to $7.0 billion. The effective income tax rate of 29 percent was 5 percent down compared to the prior year period due primarily to portfolio mix effects. Total other taxes and duties decreased by $1.4 billion to $12.9 billion.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information about market risks for the six months ended June 30, 2026, does not differ materially from that discussed under
Item 7A of the registrant's Annual Report on Form 10-K for 2025.
ITEM 4. CONTROLS AND PROCEDURES
As indicated in the certifications in Exhibit 31 of this report, the Corporation’s Chief Executive Officer, Chief Financial Officer,
and Principal Accounting Officer have evaluated the Corporation’s disclosure controls and procedures as of June 30, 2026.
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
Refer to the relevant portions of Note 7 of this Quarterly Report on Form 10-Q for further information on legal proceedings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for Quarter Ended June 30, 2026

	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (Billions of dollars) (4)
April 2026	10,960,111	$152.70	10,959,598	$13.5
May 2026	10,515,933	$151.92	10,491,296	$11.9
June 2026	11,642,428	$143.75	11,642,378	$10.2
Total	33,118,472	$149.30	33,093,272

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
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2026, none of the Corporation’s directors or officers adopted or terminated a “Rule
10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.

ITEM 6. EXHIBITS

Exhibit	Description

31.1 **	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer of ExxonMobil Holdings Corporation.
31.2 **	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Financial Officer of ExxonMobil Holdings Corporation.
31.3 **	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Accounting Officer of ExxonMobil Holdings Corporation.
31.4 **	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Executive Officer of Exxon Mobil Corporation.
31.5 **	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Principal Financial and Principal Accounting Officer of Exxon Mobil Corporation.
32.1 ***	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer of ExxonMobil Holdings Corporation.
32.2 ***	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer of ExxonMobil Holdings Corporation.
32.3 ***	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Accounting Officer of ExxonMobil Holdings Corporation.
32.4 ***	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer of Exxon Mobil Corporation.
32.5 ***	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Financial and Principal Accounting Officer of Exxon Mobil Corporation.
101 **	Interactive Data Files (formatted as Inline XBRL).
104 **	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

** Filed herewith.
*** Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXXON MOBIL CORPORATION
Date: August 3, 2026	By:	/s/ SUSAN E. BUCHANAN
Susan E. Buchanan
Vice President and Chief Accounting Officer (Principal Accounting Officer)